Form 10-Q
period 1995-03-31
DYNATRONICS CORP
filed 1995-05-18
CIK 720875

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 1995.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

Commission File Number:  0-12697


                            DYNATRONICS CORPORATION
        --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Utah                                            87-0398434
- - ---------------------------------                  -----------------------------
 (State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                          Identification No.)


7030 Park Centre Drive, Salt Lake City, UT                        84121
- - ------------------------------------------                  -----------------
 (Address of principal executive offices)                       (ZIP Code)


                                (801) 568-7000
         -------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               X   Yes           No
                             -----         -----

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is:

           Class                                Outstanding at March 31, 1995
- - --------------------------                      -----------------------------
Common Stock, No Par Value                              7,943,897 shares

                            DYNATRONICS CORPORATION

                               TABLE OF CONTENTS


                                                            Page Number
                                                            -----------

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

Condensed Balance Sheets
 March 31, 1995, and June 30, 1994........................        1

Condensed Statements of Income
   Three and Nine Months Ended March 31, 1995,
   and March 31, 1994.....................................        2

Condensed Statement of Stockholders' Equity
   Nine Months Ended March 31, 1995.......................        3

Condensed Statements of Cash Flows
   Nine Months Ended March 31, 1995,
   and March 31, 1994.....................................        4

Notes to Condensed Financial Statements...................        5

Item 2.  Management's Discussion and Analysis
 of Financial Condition and Results of Operations.........        8

Part II.   OTHER INFORMATION..............................       12

                           DYNATRONICS  CORPORATION
                           Condensed Balance Sheets
                                  (Unaudited)

                                                                                    March 31       June 30
                               ASSETS                                                1995           1994
                                                                                  ----------      ----------
Current assets:
   Cash and cash equivalents                                                      $  315,914         871,008
   Trade accounts receivable, less allowance for doubtful
       accounts of $53,965 in March and $45,844 in June                            1,261,468         758,799
   Income tax refund receivable                                                      123,851         134,102
   Other receivables                                                                 218,914          27,505
   Inventories (note 3)                                                            1,827,374       1,795,359
   Prepaid expenses                                                                   45,896          32,926
   Deferred tax asset-current                                                         55,545          55,044
                                                                                  ----------      ----------
          Total current assets                                                     3,848,962       3,674,743

   Net property and equipment (note 4)                                             2,705,088       2,799,439
   Excess of cost over book value of minority interest
       acquired, net of accumulated amortization of
       $103,153 in March and $96,569 in June                                         160,209         166,793
   Deferred tax asset-noncurrent                                                     185,919         260,378
   Other assets                                                                      333,556         275,288
                                                                                  ----------      ----------
                                                                                  $7,233,734       7,176,641
                                                                                  ==========      ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt                                         $   99,481          94,093
   Current installments of capital lease obligations                                  47,170          61,348
   Accounts payable                                                                  219,081         231,409
   Accrued expenses                                                                  246,945         388,697
                                                                                  ----------      ----------
          Total current liabilities                                                  612,677         775,547

Long-term debt, excluding current installments                                     2,112,485       2,187,783
Capital lease obligations, excluding current installments                             32,246          49,363
Deferred credits and other liabilities                                               271,947         217,002
                                                                                  ----------      ----------
          Total long-term liabilities, excluding current installments              2,416,678       2,454,148
                                                                                  ----------      ----------
          Total  liabilities                                                       3,029,355       3,229,695

Stockholders' equity:
   Common stock, no par value.  Authorized 50,000,000
       shares; issued and outstanding 7,943,897 shares in
       March and 7,916,957 in June                                                 1,653,818       1,554,141
   Retained earnings                                                               2,550,561       2,392,805
                                                                                  ----------      ----------
          Total stockholders' equity                                               4,204,379       3,946,946
                                                                                  ----------      ----------

                                                                                  $7,233,734       7,176,641
                                                                                  ==========      ==========

See accompanying notes to condensed financial statements.

                            DYNATRONICS CORPORATION
                        Condensed Statements Of Income
                                  (Unaudited)

                                                           Three Months Ended        Nine Months Ended
                                                                  March 31                 March 31
                                                              1995        1994        1995        1994
                                                          ----------   ---------    ---------   ---------
Net sales                                                 $1,402,662   1,306,684    4,651,592   3,693,349
Cost of sales                                                811,154     718,281    2,649,847   2,043,300
                                                          ----------   ---------    ---------   ---------
           Gross profit                                      591,508     588,403    2,001,745   1,650,049

Selling, general, and administrative expenses                 404,21     394,683    1,309,957   1,484,177
Research and development expenses                            123,920     160,143      432,919     503,009
                                                          ----------   ---------    ---------   ---------
           Operating income (loss)                            63,378      33,577      258,869    (337,137)

Other income (expense):
   Interest income                                             3,644       4,900       10,793      11,455
   Interest expense                                          (40,695)    (42,694)    (124,574)    (62,546)
   Gain on sale of unconsolidated
      subsidiary stock                                             -           -            -     403,743
   Other income, net                                          36,364      16,070      138,232      57,983
                                                          ----------   ---------    ---------   ---------
                 Total other income (expense)                   (687)    (21,724)      24,451     410,635

           Income before income taxes                         62,691      11,853      283,320      73,498

Income tax expense (benefit)                                  42,399     (23,526)     125,564      (4,010)
                                                          ----------   ---------    ---------   ---------
           Income before cumulative
              effect of accounting change                     20,292      35,379      157,756      77,508

Cumulative effect at July 1, 1993 of change
   in accounting for income taxes (note 5)                         -           -            -     301,602
                                                          ----------   ---------    ---------   ---------

           Net income                                     $   20,292      35,379      157,756     379,110
                                                          ==========   =========    =========   =========


Net income per common share and common
  share equivalents (note 2):
                 Before cumulative effect of change
                     in accounting for income taxes       $        -           -         0.02        0.01
                 Cumulative effect of accounting change            -           -            -        0.04
                                                          ----------   ---------    ---------   ---------
           Total net income per share                     $        -           -         0.02        0.05
                                                          ==========   =========    =========   =========
Weighted average number of common shares
   and common share equivalents outstanding                7,934,008   8,342,100    7,923,810   8,142,316

See accompanying notes to condensed financial statements.

                            DYNATRONICS CORPORATION
                  Condensed Statement of Stockholders' Equity
                       Nine Months ended March 31, 1995
                                  (Unaudited)


                                                                                      Total
                                                        Common       Retained     stockholders'
                                                        stock        earnings         equity
                                                     ------------  ------------  ----------------
Balances at June 30, 1994                            $ 1,554,141     2,392,805         3,946,946

Issuance of 26,940 shares of common stock
  upon exercise of employee stock options                 23,572           -              23,572

Benefit from nonqualified sales and non-
   employee exercise of stock options                     76,105           -              76,105

Net income                                                   -         157,756           157,756
                                                     ------------  ------------  ----------------
Balances at March 31, 1995                           $ 1,653,818     2,550,561         4,204,379
                                                     ============  ============  ================

See accompanying notes to condensed financial statements.

                            DYNATRONICS CORPORATION
                      Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                                      Nine Months Ended
                                                                                           March 31
                                                                                     1995            1994
                                                                                   ---------       ---------
Cash flows from operating activities:
    Net income                                                                     $ 157,756         379,110
    Adjustments to reconcile net income to net cash provided
          by operating activities:
          Cumulative effect of accounting change                                           -        (301,602)
          Depreciation and amortization of property and equipment                    141,991         110,921
          Gain on sale of unconsolidated subsidiary stock                                  -        (403,743)
          Other amortization                                                           6,584           6,584
          Provision for doubtful accounts                                              9,000               -
          Provision for inventory obsolescence                                        72,000          45,512
          Provision for warranty reserve                                             110,932          76,757
          Decrease (increase) in deferred tax assets                                  73,958         (12,720)
          Decrease (increase) in operating assets:
              Receivables                                                           (703,078)         71,914
              Inventories                                                           (104,015)       (439,936)
              Prepaid expenses and other assets                                      (71,238)        (24,339)
          Increase (decrease) in operating liabilities:
              Trade accounts payable and accrued expenses                           (265,012)       (173,027)
              Deferred compensation                                                   54,945          52,641
              Income taxes payable                                                    86,356         (66,652)
                                                                                   ---------       ---------
                   Net cash provided by (used in) operating activities              (429,821)       (678,580)
                                                                                   ---------       ---------
Cash flows from investing activities:
   Capital (expenditures) source                                                     (27,650)        149,720
   Proceeds from sale of unconsolidated subsidiary stock                                   -         403,743
                                                                                   ---------       ---------
                   Net cash provided by (used in) investing activities               (27,650)        553,463
                                                                                   ---------       ---------
Cash flows from financing activities:
   Principal payments under capital lease obligations                                (51,285)        (50,854)
   Principal payments on long-term debt                                              (69,910)       (129,523)
   Proceeds from sale of common stock                                                 23,572          89,420
                                                                                   ---------       ---------
                   Net cash provided by (used in) financing activities               (97,623)        (90,957)
                                                                                   ---------       ---------
Net increase (decrease) in cash and cash equivalents                                (555,094)       (216,074)
Cash and cash equivalents at beginning of period                                     871,008         701,128
                                                                                   ---------       ---------
Cash and cash equivalents at end of period                                         $ 315,914         485,054
                                                                                   =========       =========
Supplemental cash flow information
   Cash paid for interest (net of amounts capitalized)                               124,574          62,546
   Cash paid for income taxes                                                            250         103,164

Supplemental disclosure of non-cash investing and financing activities
   Long-term debt incurred for fixed assets                                                -       1,179,132
   Capital lease obligations incurred for property and equipment                      19,990          88,912

See accompanying notes to condensed financial statements.

                            DYNATRONICS CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                                  (Unaudited)

     NOTE 1.  PRESENTATION

     The financial statements as of March 31, 1995 and for the three and nine months then ended were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments to the financial statements have been made to present fairly the financial position and results of operations and cash flows. All adjustments were of a normal recurring nature. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC an Annual Report on Form 10-K under the name of Dynatronics Corporation and/or Dynatronics Laser Corporation which included audited financial statements for the three years ending June 30, 1994, 1993, and 1992. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10-K filing.


     NOTE 2.  EARNINGS PER SHARE

     Earnings per common share and common share equivalents are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include shares issuable upon exercise of the Company's stock options.


     NOTE 3.  INVENTORIES

     Inventories consisted of the following:

                                               March 31      June 30
                                                 1995          1994
                                              ----------    ----------
          Raw Materials                       $1,215,590    $1,177,480
          Work-in-Process                        136,636       200,556
          Finished Goods                         584,585       460,709
          Inventory Reserve                     (109,437)      (43,386)
                                              ----------    ----------
                                              $1,827,374    $1,795,359
                                              ==========    ==========

     NOTE 4.  PROPERTY AND EQUIPMENT

     Property and equipment were as follows:

                                               March 31      June 30
                                                 1995          1994
                                              ----------    ----------
          Land                                $  589,920       589,920
          Building                             1,935,297     1,935,297
          Machinery and equipment, and
           equipment under capital lease         711,632       663,992
                                              ----------    ----------
                                               3,236,849     3,189,209
          Less accumulated depreciation
           and amortization                      531,761       389,770
                                              ----------    ----------
                                              $2,705,088     2,799,439
                                              ==========    ==========

     NOTE 5.  CHANGE IN ACCOUNTING PRINCIPLE-ACCOUNTING FOR INCOME TAXES

     During the first quarter of fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which is effective for fiscal years beginning after December 15, 1992. The cumulative effect of this change in accounting for income taxes of $301,602 is determined as of July 1, 1993 and is reported separately in the statement of income for the quarter ended September 30, 1993. Statement 109 requires the recognition of deferred tax liabilities and assets for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Prior years' financial statements have not been restated to apply the provisions of Statement 109.

     NOTE 6.  STOCK OPTIONS GRANTED

     During 1994, 448,895 options under the 1992 plan were granted to employees, officers and directors of the Company with an exercise price of $.875 which are exercisable after August 19, 1994 and expire five years from date of grant. Under the terms of the plan an additional 51,105 shares of common stock were authorized and reserved for issuance, but were not granted as of March 31, 1995. As of March 31, 1995 there were 26,940 options exercised.

     Also in 1994, the Board of Directors granted 1,350,075 options to a nonemployee of which 150,075 granted September 15, 1993 have an exercise price of $.875 and 1,200,000 granted May 11, 1994 have an exercise price of $2.00 reflecting the market price at the dates of grant. The options were exercisable on the date of grant and expire five years and four years, respectively, from the dates of grant. No options hereunder were exercised as of March 31, 1995. Subsequent to the reporting quarter, on April 5, 1995 these options were canceled.

     NOTE 7.  GUARANTEE OF PROMISSORY NOTE

     During the quarter ended December 31, 1994 the board of directors voted to approve the guarantee of a $500,000 bank loan to ITEC Attractions, the Company's 36 percent owned subsidiary. The original loan and guarantee expired during the quarter ended March 31, 1995 but were replaced with a new long-term loan and guarantee.

     NOTE 8.  OTHER RECEIVABLES

     Included in the $218,914 of other receivables is $210,065 due from ITEC Attractions related to unpaid amounts under services agreement, loan guarantee fee, and other miscellaneous expenses.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Results of Operations
     ---------------------

     For the third consecutive quarter, the Company has shown increased revenue over comparable periods the year before. This growth in revenue is attributable to the new "50 Series" product line. The dramatic effect of the "50 Series" products is best illustrated when comparing gross profit for the first nine months of fiscal 1995 to fiscal 1994, which reflects an increase of $351,696. These products include the Dynatron 150 Ultrasound device, the Dynatron 550 Electrotherapy device and the Dynatron 850 Electrotherapy/Ultrasound Combination Therapy device. These devices incorporate technology that significantly lowers the cost of manufacturing and significantly reduces the physical dimensions of the devices.

     Sales for the quarter ended March 31, 1995 increased 7.4 percent to $1,402,662 as compared to $1,306,684 in the same quarter last year. While the increase in sales is not as dramatic as the two previous quarters, it should be remembered that it was during this same third quarter of 1994 that the first of the "50 Series", the Dynatron 150 was introduced. Sales for the nine month period increased 26 percent indicating continued market acceptance of the new "50 Series" products.

     Cost of goods sold as a percentage of sales was 57.8 percent in the reporting quarter compared to 55 percent in the same period of the previous year. For the nine month period, Cost of Goods Sold was 57 percent compared to 55.3 percent for the same period last year. This increase is directly attributable to the increase in sales of ultrasound products which carry a higher cost of goods on average as compared to the Company's other products. Management believes margins will improve as production refinements of the new "50 Series" ultrasound products are made.

     Selling, general and administrative expenses for the reporting quarter were $9,527 more than the same quarter last year which is less than a 2.5 percent increase. For the nine month period ending March 31, 1995, selling, general and administrative expenses were down by $174,220. The primary component of this expense reduction is a decrease in labor expense. While most of this reduction is explained by a one time bonus of $180,000 paid to the Chairman of the Board in 1994, the Company anticipates seeing additional cost savings in the future related to reductions in personnel and elimination of certain overhead approved by the Board of Directors as reported in the 10Q for the quarter ended December 31, 1994. The direct benefit of the cost cutting measures is only beginning to be fully manifest in this reporting quarter.

     Research and development expenses in the reporting quarter decreased by $36,223 over the same period last year. This decrease is partly due to internal company restructuring and also to the cycle of product development. The Company continues to remain committed to developing new products as well as technologically improving existing devices in order to maintain the Company's competitive edge in the marketplace.

     Operating income for the reporting quarter totalled $63,378 as compared to $33,577 for the same quarter last year, an increase of 89 percent. Operating profits for the nine month period ending March 31, 1995 increased by $596,006.

     In the current reporting quarter, other income includes approximately $17,000 of income associated with the sale of a former subsidiary company of American Consolidated Industries, Dynatronics' former parent company that was merged into Dynatronics in November, 1992. In the nine month period currently reported there is $55,745 of this income reflected. There was no income for this item in the corresponding periods of 1994.

     Income before income tax for the reporting quarter equalled $62,691, an increase of 429 percent when compared to $11,853 during the same quarter of the prior year. This increase is attributed to the increased sales revenue from the "50 Series" products, as mentioned above, as well as a reduction in overall expenses.

     Net income for the reporting quarter was $20,292 as compared to $35,379 for the same quarter last year. Income tax accruals for the reporting quarter reflect a 67 percent tax rate. This unusually high percentage was necessary to adjust year-to-date tax accruals to be more reflective of expected tax expenses. Management anticipates tax expense of approximately 44 percent for fiscal 1995 which is the rate currently reflected for the nine months ended March 31, 1995. During the same quarter last year, the Company recorded a relatively large tax benefit. The unusually high accrual for this quarter, combined with booking a tax benefit for the same quarter last year results in net income for the current reporting quarter being lower than earnings for the same quarter last year in spite of pre-tax income being 429 percent higher than last year. Had a standard combined tax rate of 39 percent been applied in both quarters, net income for the third quarter of fiscal 1995 would have exceeded net income for the same quarter in fiscal 1994 by $31,000.

     Liquidity and Capital Resources
     -------------------------------

     The Company expects that revenues from operations, together with available sources of borrowing, will be adequate to meet working capital needs related to its business and its planned capital expenditures for the upcoming operating period.

     The Company continues to maintain a liquid position. The current ratio at March 31, 1995 was 6.3 to 1 and at June 30, 1994 was 4.7 to 1. Current assets represent 53% of total assets.

     The 66 percent increase in accounts receivable from June 30, 1994 to March 31, 1995 is directly attributable to increased sales. However, average collection time for receivables has increased by approximately 20 percent since the end of June which has also contributed to the increase in receivables. All accounts payable are within term with the Company continuing its policy of taking advantage of any and all payment discounts available. During the nine month period, income from purchase discounts increased to $50,000, up from $32,000 for the same period a year ago.

     The Company increased its revolving line of credit to $1,000,000 with a commercial bank in October 1994. No amounts were outstanding on this line of credit at March 31, 1995. However, $500,000 of the line of credit is restricted in relation to a guarantee by Dynatronics of a loan from a commercial bank to ITEC Attractions, the Company's 36 percent owned subsidiary.

     Inventory levels increased approximately $32,000 to $1,827,374 on March 31, 1995 as compared to $1,795,359 at June 30, 1994. Management expects inventories may increase slightly in upcoming quarters as efforts are made to increase inventories of finished goods to better service customer demand and to accommodate introduction of additional new products.

     Cash balances decreased by $555,094 from June 30, 1994 to March 31, 1995. This decrease is directly related to the $694,078 increase in trade and other receivables during the same period. Accounts receivable are typically reduced, and cash balances are usually greater at June 30.

     Long-term debt and capital lease obligations at March 31, 1995 totalled $2,291,382 comprised primarily of the mortgage loan on the Company's new office and manufacturing facility.

     Business Plan
     -------------

     The Company developed the new "50 Series" product line to address the specific market need for lower cost, high value products. The first in this series, the Dynatron 150 Ultrasound device, was introduced in February, 1994. The next two devices, the Dynatron 550 and Dynatron 850 were introduced in August, 1994. The Company plans to continue the expansion of the "50 Series" product line by adding two new devices currently scheduled for release in the first quarter of fiscal 1996. As anticipated, the "50 Series" devices have dramatically improved sales and operating profits with nine month sales increasing 26 percent and operating profit increasing by $596,006 over last year.

     The "50 Series" has also been a particularly attractive product line for the international market. Due to its low price and compact size, the Company has received inquiries from around the world. Some of the new markets to which product has been shipped include South Africa, Mexico, Philippines, Argentina, Brazil, Chile, Israel, Kuwait, Lebanon, Vietnam and Australia. While international markets are slower to cultivate and develop, the Company feels it can expand its international presence significantly with the "50 Series".

     Recently, the Company has pursued international marketing contacts and made preliminary trips to Japan and Europe for the purpose of establishing importers and distributors. Negotiations are currently in progress with one of the largest importers of physical therapy equipment in Japan. The Company's goal is to increase its marketing efforts in foreign countries by promoting the new 50 Series product line. During the reporting quarter, the Company hired a sales manager who will focus more directly on international sales. The Company anticipates significant progress in the foreign arena during the first two quarters of fiscal 1996.

     The Company recognizes the need to continually upgrade and re-engineer existing products as well as introduce new products. The ongoing effort to accomplish these objectives is reflected in the Research and Development expenditures which are running at approximately 9.3 percent of sales this fiscal year. As a result, the Company anticipates being able to reduce costs of manufacturing without sacrificing value or features. The continuing commitment to Research and Development enables Dynatronics to be a technological leader in the market.

     The Company remains committed to the concept of Quality First. No cost reductions have been implemented that would negatively impact quality of product or customer service. Efforts to improve quality in every aspect of the Company is an ongoing quest that involves every employee. Employee incentive programs implemented during the first quarter of the current year under the masthead "Quality First" have been very successful and engendered a pride and sense of individual responsibility that continues to assure that the Company puts Quality First both in the manufacture of products and in service to its customers.

     Another of the Company's objectives is to evaluate potential acquisitions that would favorably enhance shareholder value and Company growth. Strict criteria for such acquisitions have been set and management continues to evaluate acquisition candidates fitting the set criteria.

     Exploring research opportunities into areas of potential efficacy of the Company's low-power laser device remains the focus for development of laser products. To that end, Company engineers have developed a new Dynatron 1650 laser device that provides varying wavelengths of laser light. While this device may only be used for research purposes in the United States, if priced competitively, it may prove a desirable product in international markets the Company is currently exploring. Should any research provide evidence deemed sufficient for submission to the U.S. Food and Drug Administration, the Company would give consideration to submitting a Pre-Market Approval Application for the laser to the FDA to obtain marketing clearance for its laser device in the United States.

     The Company currently owns approximately 2.3 million shares of ITEC Attractions common stock which, based on the current trading price as quoted on NASDAQ as of May 9, 1995, was valued at approximately $2.9 million. During the last fiscal year, ITEC opened its first facility in Branson, Missouri, in October, 1993. ITEC recently completed production of its theme film "Ozarks: Legacy and Legend" for the Branson facility. The film premiere was held on April 28, 1995 with standing room only crowds at the Ozarks Discovery IMAX(R) Theater. Over 10,000 people attended the premiere activities over a three day period. The film was well received by those in attendance and the reviews have been very positive. "Ozarks:
     Legacy and Legend" will be exhibited continuously at the theater.

                          PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings
               -----------------

               There are no material legal proceedings pending to which the company or any of its subsidiaries is a party or of which any of their property is the subject which require disclosure in this statement.

     Item 2.   Changes in Securities
               ---------------------

               Not applicable.

     Item 3.   Defaults Upon Senior Securities
               -------------------------------

               Not applicable.

     Item 4.   Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

               Not applicable.

     Item 5.   Other Information
               -----------------

               Not applicable.

     Item 6.   Exhibits and Reports on Form 8-K
               --------------------------------

               A) Not applicable.

               B) Not applicable.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          DYNATRONICS CORPORATION
                                          -----------------------
                                          Registrant



     Date 5/15/95                         /s/ Kelvyn H. Cullimore, Jr.
         -----------------------          -------------------------------
                                          Kelvyn H. Cullimore, Jr.
                                          President
                                          Chief Executive Officer



     Date 5/15/95                         /s/ Keith E. Turner
         -----------------------          -------------------------------
                                          Keith E. Turner
                                          Treasurer
                                          Chief Accounting Officer and
                                          Principal Financial Officer