Form 10-K405
period 1995-06-30
DYNATRONICS CORP
filed 1995-09-29
CIK 720875

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] for the fiscal year ended JUNE 30, 1995.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] for the transition period from ____________ to ____________.

Commission file number 0-12697


                            DYNATRONICS CORPORATION


       Utah                                              87-0398434
----------------------------             ---------------------------------------
 (State of Incorporation)                 (I.R.S. Employer Identification No.)

                             7030 Park Centre Drive
                          Salt Lake City, Utah  84121
                                 (801) 568-7000

          Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    or No ______
                                        -------

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $8,130,000 as of September 15, 1995.

The number of shares outstanding of each of the registrant's classes of common stock as of September 15, 1995:

     Class                                   Shares Outstanding
     -----                                   ------------------

Common Stock, no par value                      7,943,897

The Company hereby incorporates the following document by reference into this Report as indicated: (1) The Company's 1995 Proxy and Information Statement, incorporated by reference into Items 11 and 12 of this Report on Form 10-K. The statement will be provided to shareholders subsequent to the filing of this Report.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [_]

____________________________________________________________________________

Exhibit index at page 21.

                                     PART I

ITEM 1.  DESCRIPTION OF THE BUSINESS
         ---------------------------

     Dynatronics Corporation, formerly Dynatronics Laser Corporation ("Dynatronics" or the "Company"), a Utah corporation, was organized April 29, 1983 to acquire its affiliates, Dynatronics Research Corporation, and Dynatronics Marketing Company, which were incorporated in Utah in 1979 and 1980, respectively. The principal business of the Company is the design, manufacture and sale of medical devices for therapeutic use by medical practitioners.

   The Company's current product line can be divided into three main categories:
(1) Therapy Devices, (2) Diagnostic Devices and (3) Rehabilitation Devices. Therapy devices accounted for the majority of sales revenue in fiscal 1995. The increase in sales of therapy devices is attributable to the Company's new "50 Series" product line. With the focus on health care reform in 1993 and the associated emphasis on managed care, the Company anticipated an increased market demand for lower cost devices that did not sacrifice important features. The result was the introduction of the "50 Series" product line which incorporated the latest in technology allowing the Company to reduce the size of devices by 50% compared to their predecessor devices and also reduce the price without forfeiting key features.

   The first "50 Series" device, the Dynatron 150, was introduced in February 1994. In August 1994, the Dynatron 550 and 850 were introduced. It is anticipated that in September, 1995, the Company will introduce two additional products, the Dynatron 650 and Dynatron 950. The "50 Series" product line has been very well received by the market as evidenced by a 56% increase in unit sales over fiscal 1994. Dynatronics intends to continue development of the "50 Series" and remain a leader in the design, manufacture and sale of therapy devices.

   The chart below lists the individual products now marketed by the Company with information regarding each product. For more details of each product, refer to the section entitled, "Description of Products Manufactured and Distributed by the Company."

                              SCHEDULE OF PRODUCTS
                           DISTRIBUTED BY DYNATRONICS

                                           Type of         Fiscal Year
Product Name                             Description         Product       Introduced
----------------------------------  ---------------------  -----------  ----------------
Dynatron/(R)/ 1120                  Low-power Laser        Therapy      1st quarter 1980

Dynatron/(R)/ 500                   Multi-modality         Therapy      4th quarter 1987
                                    Electrotherapy                      Redesigned and
                                                                        upgraded in 1st
                                                                        quarter 1992

Dynatron/(R)/ 2000                  Patient Testing and    Diagnostic   3rd quarter 1988
                                    Management System

Dynatron/(R)/ Equalizer             Body Balance Analyzer  Diagnostic   3rd quarter 1989
-------------------

Dynatron/(R)/ is a registered trademark (#1280629) owned by Dynatronics.

Dynatron/(R)/ 360                         Range of Motion              Diagnostic  4th quarter 1989
                                          Inclinometer

Dynatron/(R)/ 320                         Grip Strength Analyzer       Diagnostic  4th quarter 1989

Dynatron/(R)/ 330                         Body Composition Analyzer    Diagnostic  3rd quarter 1990


Dynatron/(R)/ 200                         Microcurrent Electro-        Therapy     3rd quarter 1990
                                          therapy

Dynatron/(R)/ 350                         Electromyography             Diagnostic  4th quarter 1990

Dynatron/(R)/ 5000                        Rehabilitation System        Rehab.      3rd quarter 1991
                                          Software Package

Dynatron/(R)/ 400                         Interferential and           Therapy     4th quarter 1992
                                          Bi-polar Electrotherapy

Dynatron/(R)/ 800                         Combination Electrotherapy/  Therapy     3rd quarter 1993
                                          Ultrasound

Dynatron/(R)/ 100 Plus                    Interferential and           Therapy     4th quarter 1993
                                          Bi-polar Electrotherapy

Dynatron/(R)/ 500 Plus                    Multi-modality               Therapy     2nd quarter 1994
                                          Electrotherapy

Dynatron/(R)/ 150*                        Ultrasound                   Therapy     3rd quarter 1994

Dynatron/(R)/ 550*                        Multi-modality               Therapy     1st quarter 1995
                                          Electrotherapy

Dynatron/(R)/ 850*                        Combination Electrotherapy/  Therapy     1st quarter 1995
                                          Ultrasound

* 50 Series Product Line


   With the exception of the Dynatron 330, all of the devices currently marketed by the Company were developed by the Dynatronics' engineering staff. The original Dynatron 100 and the Dynatron 500 were developed, under contract, by an engineer who subsequently became a full-time employee.

   The Dynatron 850, which was introduced in August, 1994, represented 27 percent of consolidated revenues in fiscal 1995. In fiscal years 1994 and 1993, the Dynatron 800 represented approximately 24 percent and 27 percent of revenues, respectively, while the combined revenues of the Dynatron 500 and Dynatron 500 Plus combined represented approximately 17 percent and 18 percent,
respectively.   No other product accounted for more than 15 percent of the
Company's revenues during any of the last three fiscal years.

   The Company's products, other than laser devices, are marketed in accordance with provisions of section 510(k) of the U.S. Food and Drug Administration regulations.

   As a result of the introduction of the above-mentioned, advanced-technology products, the Company has become a multi-product supplier in the physical medicine market. The target markets for the Company are physical therapy, chiropractic, podiatry, sports medicine, industrial medicine, family practice, and the sub-groups of each of these specialties.


                      Description of Products Manufactured
                         and Distributed by the Company


THERAPY DEVICES

Electrotherapy
--------------

   Realizing that greater simplicity as well as more versatility could be achieved with microprocessor-based electrotherapy devices, in 1986 the Company commissioned the development of two new multiple-modality devices (The Dynatron 100 and Dynatron 500). The market response to these devices placed the Company in a leading position in this field. Features were developed that are currently available in no other device in the world. The Company has been issued a patent on the "target" feature of the Company's electrotherapy devices.

   The therapeutic effects of electrical energy have occupied an important position in physical medicine for over three decades. A wide area of frequencies from direct current ("DC") to radio and even microwave frequencies have been utilized. There has been an evolution through the years to use the most effective and painless wave forms and frequencies for patient comfort and for successful outcomes in the treatment of pain and related physical ailments. Studies have shown that medium frequency alternating currents ("AC"), which are available in the Company's electrotherapy devices, are the most effective and comfortable for patients.

   The most significant research pertaining to the development of therapeutic electrical stimulation devices has for many years taken place in Europe and Russia. The methodologies currently thought by many to be the most effective and having the greatest patient acceptance have been developed in Germany and in Russia. The Dynatron electrotherapy devices incorporate two or more of the electrical currents listed below:

   INTERFERENTIAL CURRENT has proven to be effective in reducing pain and increasing local blood circulation. This modality superimposes a constant sine wave over a variable sine wave. When these waves meet, the result is a "beat" with greater therapeutic effect than that of either wave alone. Four electrode pads are placed on the patient to facilitate this "crossing" of current. By selecting a preset pulse range, the practitioner can choose the desired treatment for each condition.

   PREMODULATED CURRENT assists in reducing pain, increasing local blood circulation and increasing range of motion. This therapy is a bi-polar system as opposed to the quad-polar system of interferential current. The premodulated therapy consists of mixing the interferential currents within the device rather than in the body. A selection of pulse frequencies is also available in this modality.

   RUSSIAN STIMULATION, so named because of the origin of its development, is a rehabilitative therapy. This modality is used for the prevention or retardation of atrophy. Using a 2500 Hz sinusoidal current in 10 millisecond bursts, Russian stim current produces a strong muscle contraction with minimal patient discomfort.

   BIPHASIC STIMULATION is similar to Russian Stimulation but allows the practitioner to select a lower range of pulse widths, ranging from 50 to 400 microseconds. Biphasic current is often used in the muscle re-education therapy process.

   MICROCURRENT THERAPY utilizes low-volt, pulsed microamp stimulation to provide the most comfortable therapy available. Microcurrent is used to reduce pain levels in patients.

   Dynatron 100.  The first of the Company's microprocessor-based Electrotherapy
   ------------
devices was the Dynatron 100. This device was originally introduced in January 1987. The Dynatron 100 has the capability of delivering either Interferential or Premodulated current to one patient at a time. It is extremely simple to operate. The introduction of microprocessor-based technology in the Dynatron 100 made the manner in which all competitive machines operated virtually obsolete. In fiscal 1993, the Company redesigned the Dynatron 100 and increased its functions and capabilities without increasing its selling price. The redesigned unit (the Dynatron 100 Plus) was introduced in the fourth quarter of fiscal 1993 and features Dynatronics' proprietary Target Sweep along with a display screen to guide the practitioner through treatment setup.

   Dynatron 500.  The Dynatron 500 was originally introduced to the market in
   ------------
June of 1987. The "500" is a multiple-modality device that can treat up to four patients at one time. It has the capability of delivering Interferential, Premodulated, and Russian Stimulation currents. In the second quarter of fiscal 1994, the Company introduced the new Dynatron 500 Plus which has all the features of the original Dynatron 500 with microcurrent therapy as an added modality.

   The Dynatron 500 Plus has a menu-driven software program that leads the operator through each step of treatment setup. Because of its microprocessor technology, the Dynatron 500 Plus can be upgraded very easily with the most current features.

   Dynatron 400.  The Dynatron 400 was introduced in May of 1992.  This
   ------------
electrotherapy device is a scaled-down version of the original Dynatron 500, with a correspondingly reduced price. Simply put, the Dynatron 400 is a Dynatron 500 without the Russian Stimulation modality for muscle rehabilitation nor does it have the microcurrent therapy modality. Features of the Dynatron 400 include treatment of up to four patients simultaneously, menu-driven operation, interferential and premodulated therapies, along with the patented Target feature.

     Dynatron 550.  The Dynatron 550 was introduced in the first quarter of
     ------------
fiscal 1995. Part of the Company's new line of products known as the "50 Series", this device incorporates virtually all of the features of the Dynatron 500 Plus yet is much smaller in size making it more portable for the practitioners. In addition, the cost of manufacturing is significantly lower than the Dynatron 500 Plus.

   One of the outstanding characteristics of all Dynatronics electrotherapy devices is the "Target" feature. With this exclusive patented feature, the practitioner can actually target the treatment directly to the pain site with near total accuracy and without having to maneuver the electrode pads multiple times. The ease of use afforded by the target feature has contributed significantly to the popularity of these units.

   Dynatron 200.  The Dynatron 200 Microcurrent was introduced to the market in
   ------------
March of 1990. This menu-driven, user-friendly device offers attended or unattended therapy along with the proprietary "Target Sweep" feature to bathe a wide treatment area in the shortest amount of time. The practitioner can choose from a broad range of pulse frequencies or from one of several presets for treating patients.

Ultrasound and Combination Therapy Devices
------------------------------------------

   Ultrasound therapy provides therapeutic deep heat to muscle tissue and is the most common device modality used in physical therapy today. In an effort to reduce cost and provide value to customers, combination devices have been introduced that offer both electrotherapy capabilities as well as ultrasound.

   The Company's ultrasound devices utilize state-of-the-art technology which incorporate a patented multi-frequency capability allowing practitioners to more accurately pinpoint treatment of a patient's injuries. The patented feature allows a practitioner, without changing soundheads, to select different frequencies (1, 2 or 3 MHz), which determine the depth of treatment. This feature is not available on any competitive unit and provides a convenience for practitioners that has distinguished Dynatronics ultrasound products from competitive models.

   Dynatron 150.  The Dynatron 150 was introduced in February, 1994.  This
   ------------
device was the first in a series of new products known as the "50 Series." Utilizing revolutionary new "microsize" technology, the Dynatron 150 is much smaller in size and lower in price than most competitive units. The Dynatron 150 is ideally suited for the very cost conscious attitude currently existing in the physical medicine marketplace.

   Dynatron 800.  The Dynatron 800 combines all the features of the Dynatron 500
   ------------
Electrotherapy device with those of the Dynatron 150 Ultrasound. Practitioners can select between unattended therapy using electrotherapy, or attended therapy using ultrasound. In addition, the practitioner can choose a combination treatment utilizing both electrotherapy and ultrasound simultaneously which is becoming popular among therapists.

   Dynatron 850.  The Dynatron 850 was the Company's top selling product in
   ------------
fiscal 1995. Incorporating the "50 Series" concept and technology, this device is much smaller in size and lower in price than its predecessor - the Dynatron 800, while providing virtually all of the features of the Dynatron 800.

Low-Power Laser
---------------

   The use of low-power laser stimulation (biostimulation) in medicine is in sharp contrast to the surgical, cauterizing, or cutting uses for which laser has been most commonly known in the past. In biostimulation, the power output of the laser emitting device is reduced to a point of providing a mild stimulation to body tissues and functions. Biostimulation is a claimed therapeutic application of laser as opposed to the surgical or burning effect achieved by higher-power units.

   Low-power laser therapy is used extensively in countries around the world as an adjunctive therapy in pain management, wound healing and certain immune system responses. However, the United States Food and Drug Administration has not cleared these devices for general sale in the United States. The process by which such clearance is granted is known as Pre-market Approval (PMA).
Obtaining a PMA requires a significant investment of time and resources.

   In the 1980's, Dynatronics filed a PMA with the FDA for its low-power laser. After the expenditure of substantial effort and resources, the FDA refused to clear the laser for general marketing due to inconclusive evidence of the effectiveness of the device. Consequently, due to the subjective nature of the process and the required commitment of human and monetary resources, the Company is not currently seeking FDA clearance of its low-power laser device. Instead, the Company continues to seek indications of efficacy that can be more easily demonstrated in a PMA. Should such an indication of efficacy be identified, the Company would again give consideration to actively seeking FDA approval of its low-power laser devices.

   The Dynatron 1120 is a low-power, helium-neon laser medical device which
   -----------------
emits a red beam of light at 632.8 nanometer wavelength with a power of approximately one milliwatt at the probe tip. The Dynatron 1120 also incorporates the capability of delivering low power, electrical stimulation.


DIAGNOSTIC DEVICES

Dynatron 2000--Patient Testing and Management System
----------------------------------------------------

   The Dynatron 2000 is part strength tester, part computer, and part secretary. It is designed to perform joint testing (functional orthopedic), myotome testing (neurological involvement), and physical capacity testing (pre-employment screening and injury testing).

   While performing the tests, the Dynatron 2000 scans national normative data provided by the National Institute for Occupational Safety and Health, and automatically compares the patient being tested to that national data. Upon command, the Dynatron 2000 will supply any one of a number of reports for employers, insurance companies, or patient records. All of the pertinent test data is then stored in the patient's file.

   The Dynatron 2000 consists of a personal computer and software which are linked to a data gathering transducer which measures physical force for computer analysis. It is designed to determine the extent of injury as well as monitor the patient's progress through the rehabilitation process. Whether used as a screening tool or a comparative testing system, the Dynatron 2000 is intended as a tool to resolve the estimated $40 billion annual cost of industrial work-injury problems in the United States related to low back injuries.

   The Dynatron 360 consists of an electronic inclinometer which sends data to a
   ----------------
wall-mounted receiver via infrared signals (similar to TV remote control) to measure range of motion. This allows the physician to determine the extent of many injuries to the neck and extremities in the most accurate manner possible with automatic report development. It is also used for flexibility tests as well as evaluating the point and angles of pain. This device may be sold as a stand-alone unit or as a part of the Dynatron 2000 testing and management system.

   The Dynatron 320 consists of a hand-held grip device which measures a
   ----------------
person's grip strength.   The data is transmitted via infrared signals to a
wall-mounted receiver and is useful in documenting hand injuries, upper extremity weaknesses, and in some cases, malingering. The testing protocol follows procedures recommended by the American Society of Hand Therapists. This device may be sold on a stand-alone basis or as part of the Dynatron 2000 testing and management system.

   The Dynatron 330.  This portable, hand-held device which electronically
   ----------------
measures the body's proportions of lean, fat, and water via bioimpedance is a simple method of determining body composition. Test results can be compared with ideal percentages to establish a clearer picture of total patient health. This device can also be used in conjunction with the Dynatron 2000.

   The Dynatron 350 utilizes microprocessor-technology in conjunction with
   ----------------
remote probe electrodes to measure and document soft tissue injuries through objective testing of electrical muscle activity. The software includes an extensive normative data base for surface EMG (Electromyography) testing. This normative study was commissioned by Dynatronics and can be found only in the Dynatron 350 EMG. This device can also be used as a stand-alone or as part of the Dynatron 2000 testing and management system.

   The Dynatron Equalizer is a microprocessor-based bilateral scale which helps
   ----------------------
physicians analyze body posture and is a diagnostic tool for "short leg syndrome". It is also used as a patient procurement tool for the chiropractic profession. The computerization of the device makes it unique in the marketplace.

REHABILITATION SYSTEM

   The Dynatron 5000.  The Dynatron 5000 Rehabilitation System was introduced in
   -----------------
January of 1991 and incorporates the Dynatron 2000 patient testing module into the rehabilitation process. Together, these software-driven systems objectively measure performance, customize exercise regimens for the patient's specific weakness or injury, establish baseline measurements of strength and endurance, perform isotonic "weak-link" exercises, track and monitor performance, and even modify exercise regimens according to the patient's abilities. The Dynatron 5000 prints reports with the testing results for insurance companies, employers, or patient records.

Patents and Trademarks
----------------------

   The Company currently holds a patent on the "Target" feature of its electrotherapy products which will remain in effect until July 18, 2006. During 1995, a patent application for the Company's multi-frequency ultrasound technology received approval from the U.S. Patent and Trademark Office. The formal patent is expected to issue before the end of calendar 1995 and will be in effect until June, 2013. In addition, the Company is seeking international patent rights to protect this proprietary feature in foreign countries. A design patent is also held on the Dynatron Equalizer which will remain in effect until July 21, 2006. This design patent covers the device's appearance. No other patents exist on the Company's devices. The trademark "Dynatron" has been registered with the United States Patent and Trademark Office and the appropriate government offices in Japan. The Company's other copyrightable material is protected under U.S. Copyright Laws.

Warranty Service
----------------

   The Company warrants all products it manufactures for at least one year from the date of sale. The Company also sells accessory items supplied by other manufacturers. These accessory products carry a warranty of from 90 days to one year. All sales are serviced from the Salt Lake City facility. These warranty policies are comparable to warranties generally available in the industry.

Customers/Market
----------------

   The Company has a dealer network of some 41 wholesale dealers throughout the United States and internationally. These dealers are the primary customers of the Company. The dealers actually purchase and take title to the products. Existing dealers sell primarily to chiropractors, podiatrists, physical therapists, sports medicine specialists, medical doctors, hospitals and other medical institutions.

   During fiscal 1995, 1994 and 1993, no single customer accounted for more than 10 percent of total revenues.

   The Company has exported product to approximately 20 different countries. Excluding North American sales, international sales did not exceed 10 percent of the Company's total sales in any of the last three years. However, international markets outside North America are showing significant interest in the "50 Series" product line. Sales in these regions of the world are up 45% over the previous fiscal year. In May, 1995 the Company signed an agreement for distribution of its "50 Series" products in Japan, which is one of the largest medical device markets in the world. Sales to Japan should commence in early 1996 once all government approvals are obtained. Other emerging markets in 1995 included Australia, South Africa, Korea, Taiwan, Israel and Sweden. Nevertheless, access to foreign markets is sometimes barred or made more difficult for devices such as those manufactured by the Company because of tariff restrictions, foreign currency fluctuations, currency control regulations, competing or conflicting manufacturing standards, governmental regulation and approval policies for medical testing and therapy devices and licensing requirements. The Company has no foreign manufacturing operations.

Competition
-----------

   In spite of significant competition, the Company has distinguished its products by using the latest technology as evidenced by its patented Target feature and patented multi-frequency ultrasound technology. These features, along with the new "50 Series" concept, have made the Company a leader in technologically advanced electrotherapy and ultrasound devices.

     Electrotherapy/Ultrasound.  The competition in the electrotherapy and
     -------------------------
ultrasound markets is from both domestic and foreign companies. At least ten companies produce devices similar to those of the Company. Few companies, domestic or foreign, provide multiple-modality devices, and none offer all the features of the Dynatron 850. No competitor offers the ultrasound feature of three frequencies on a single soundhead for which the Company's patent application was approved during fiscal 1995.

   Patient Testing and Diagnosing Equipment.  This category includes the
   ----------------------------------------
Dynatron 2000, Dynatron Equalizer, Dynatron 360 Range of Motion, Dynatron 320 Grip Strength, Dynatron 330 Body Composition, and Dynatron 350 EMG devices. Competition in this area is primarily from a limited number of domestic companies and some foreign manufacturers. There is no single company that provides all of the diagnostic products which Dynatronics supplies.

   Rehabilitation.  The Dynatron 5000 Rehab System is a unique product without a
   --------------
direct comparable competitor. While there are numerous exercise rehabilitation devices on the market which address a broad range of needs and purposes, the Company believes that none of the competitive systems combine rehab together with diagnostic testing capabilities the way the Dynatron 5000 does.

   Low-Power Laser.  The Company believes that other companies may be sponsoring
   ---------------
efforts to obtain pre-market approval for a low-power laser device. However, since there is a certain confidentiality to this process, applications could be pending without the knowledge of the Company.

   Information to determine or reasonably estimate the Company's, and its competitor's, market share in any of these markets is not available.

Manufacturing and Quality Assurance
-----------------------------------

   Manufacturing is conducted exclusively at the Company's facility in Salt Lake City, Utah. Over the years the Company has performed an increasing portion of the manufacturing functions. While the Company sub-contracts the production of mechanized parts and printed circuit boards all work is performed to Dynatronics specifications. Sub-assembly, final assembly and quality assurance procedures are all performed by trained staff at the Company's manufacturing facilities in Salt Lake City.

   Due to the advanced technology utilized in Dynatronics products, integrated circuits are key components in the manufacturing process. Worldwide demand for these and other related electronic components has increased to the point of creating shortages and long lead times for some components. The Company has taken steps to assure that its source of critical components is not interrupted. There are no components used in Dynatronics products for which there are not multiple sources of supply.

   Dynatronics conforms to Good Manufacturing Practices as outlined by the U.S. Food and Drug Administration. This includes a comprehensive program for processing customer feedback and analyzing product performance trends. By insuring prompt processing of timely information, the Company is better able to respond to customer needs and insure proper operation of its products.

   At the end of Fiscal 1994, the Company implemented the Quality First Program, a concept for total quality management designed to involve each employee in the quality assurance process. Under this program, employees are not only expected to inspect for quality, but they are empowered to stop any process and make any changes necessary to insure that quality is not compromised. An incentive program is established to insure the continual flow of ideas and to reward those who show extraordinary commitment to the Quality First concept. Quality First has not only become the Company motto, but it is the standard by which all decisions are made. The results of this program have been manifest in the low warranty expense associated with the Company's "50 Series" products. The Quality First Program has instilled renewed employee pride, increased customer satisfaction, and improved overall operations of the Company.

Research and Development
------------------------

   The Company has historically been very committed to research and development-
- first with the laser devices, later with the additional high-technology products it has introduced. In 1993, 1994, and 1995 the Company expended $694,802, $664,250, and $566,891 respectively, for research and development which represented approximately 9.3 to 13.6 percent of the gross revenues of the Company in those years. Substantially all of the research and development expenditures were for the development of new products or the upgrading of existing non-laser products.

   The Company has a strong commitment to the future, and to providing the most current technology in its medical devices. The Company projects that it will continue to spend approximately 9-12 percent of gross sales for research and development. Research and development expenditures will continue to be for the development of new products and for the continued upgrading of existing products.

Environment
-----------

   The Company's operations are not subject to material compliance with Federal, State and Local provisions enacted or relating to protection of the environment or discharge of materials into the environment.

Seasonality
-----------

   The Company has not been materially impacted by seasonality factors in its business operations.

Employees
---------

   On June 30, 1995, the Company had a total of 46 full-time employees, as compared to 47 as of June 30, 1994.

Investment in Affiliates
------------------------

   Pursuing a course of diversification, on June 3, 1986 the Company formed International Tourist Entertainment Corporation ("ITEC Attractions" or "ITEC") to develop tourist destination, giant screen theater complexes. ITEC's first theater and retail mall located in Branson, Missouri opened in October, 1993. Its second facility is planned to be located in St. Thomas in the United States Virgin Islands.

   The Company presently owns 2.3 million shares (approximately 36%) of the common stock of ITEC Attractions. Such shares are restricted within the definition of that term under Rule 144, promulgated under the Securities Act of 1933 as amended, and may only be sold in compliance with the provisions of such Rule and said Act. ITEC's common stock is traded on the Nasdaq Small Cap Market under the symbol "ITEC." On September 15, 1995, the ITEC common stock was quoted at $1.00 per share. Certain members of the Company's board of directors and executive officers are also officers and/or directors of ITEC. In fiscal 1995 the Company guaranteed a bank loan to ITEC in principal amount of $500,000. In addition, the Company is carrying a receivable of approximately $228,824 from ITEC. This receivable represents unpaid reimbursements for shared services during the fiscal year. The guarantee and receivable are collateralized by a security interest in ITEC's proprietary film entitled, "Ozarks: Legacy and Legend." See "Certain Relationships and Related Transactions".

   During the year, ITEC attempted to raise additional capital through a secondary offering of stock. The failure of that offering created a shortage of capital. ITEC has suffered recurring losses from operations, is in arrears on certain lease payments, and current liabilities exceed current assets which raise substantial doubt about its ability to continue as a going concern. However, ITEC is currently working on restructuring its debt and securing additional capital.

ITEM 2.   PROPERTIES
          ----------

   The Company's headquarters and principal place of business is located at 7030 Park Centre Drive, Salt Lake City, Utah 84121. The Company's headquarters consist of administration offices and a plant facility combined totalling approximately 36,000 square feet. The Company owns the land and building housing its headquarters, subject to a mortgage requiring a monthly payment of approximately $19,000. The facility was constructed in 1993 at a cost of approximately $2.5 million of which 90 percent was financed through a local bank and the Small Business Administration. These facilities are deemed by management to be adequate to accommodate the expected growth and needs of the Company for the coming year.

   Equipment used in the manufacture and assembly of the Company's products is owned by the Company. Manufacturing equipment includes electronic testing equipment and production drills, saws, presses, etc. The manufacturing and assembly equipment owned by the Company, as well as the production capacity of the Company, is considered adequate to meet current levels of demand; however, increased demand may necessitate additional expenditures. The nature of this equipment is not specialized and may be readily obtained from any of a number of suppliers. The Company also owns and leases computer equipment and engineering and design equipment necessary for its research and development programs.

ITEM 3.   LEGAL PROCEEDINGS.
          -----------------

   There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

   No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          --------------------------------------------------------------
          MATTERS.

   Market Information.  The common stock of the Company is traded in the Nasdaq
   ------------------
Small Cap Market (symbol: DYNT). The following table shows the range of high and low bid prices for the Company's common stock as quoted on the NASDAQ system for the quarterly periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                                     Fiscal        Fiscal
                                      1994          1995
                                   Bid Prices    Bid Prices
                                  High    Low   High    Low
                                ----------------------------
1st Quarter (July-September)      $3.50  $ .69  $2.56  $1.62
2nd Quarter (October-December)     3.12   2.00   2.06    .87
3rd Quarter (January-March)        4.50   2.25   1.31   1.00
4th Quarter (April-June)           2.75   1.94   1.31    .94

   Holders.  The approximate number of shareholders of record as of September
   -------
15, 1995 of the Company's common stock, was 562. This number does not include beneficial owners of shares held in "nominee" or "street" name.

   Dividends.  The Company has not paid cash dividends on its common stock
   ---------
during the past two fiscal years. At the present time, the Company's anticipated capital requirements are such that it intends to follow a policy of retaining any earnings in order to finance the development of its business.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

   The table listed below summarizes selected financial data for the Company and is qualified in its entirety by the more detailed financial statements included herein.



                            SELECTED FINANCIAL DATA
                           Fiscal Year Ended June 30

                      1995        1994        1993        1992        1991        1990        1989        1988        1987
                 ------------------------------------------------------------------------------------------------------------
Net Sales          $6,112,241  $4,900,408  $5,970,379  $6,581,802  $6,263,328  $6,612,692  $7,340,838  $5,255,819  $2,454,380
Net Income            217,083     290,059     326,621     320,799     167,483     500,379     703,113     531,274      17,236
Net Income per            .03         .04         .04         .04         .02         .06         .09         .07         .00
 share (A)
Working Capital     3,319,272   2,899,196   2,608,604   2,883,349   2,468,590   1,911,738   1,551,721   1,192,245     564,535
Total Assets        7,187,328   7,176,641   5,617,775   4,122,527   3,612,928   3,441,137   3,870,952   2,488,347   1,472,446
Long-Term           2,399,371   2,454,148   1,287,189     128,754      13,150      33,541      36,414      40,397      22,051
 Obligations

(A)  See Note 1(i) to Financial Statements.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------

RESULTS OF OPERATIONS

Fiscal 1995 Compared To Fiscal 1994


     During fiscal 1995, the Company expanded its product line by introducing two major products to the market -- the Dynatron 550 Electrotherapy device and the Dynatron 850 Combination Electrotherapy/Ultrasound Therapy device. Sales of these two products represented 13.6 percent and 27 percent of total sales, respectively. These devices are part of a new line of products designated the "50 Series" which incorporate "microsize" technology that not only allows the size of the device to be reduced by over 50% when compared to the predecessor Dynatron 800 and 500, but the costs of manufacturing are also reduced. The "50 Series" products have enabled the Company to capture an increased portion of the market as evidenced by a 56 percent increase in unit sales over last year.

     During the year, the Company announced the signing of a distribution agreement with Chowa Medical in Japan. Japan is one of the largest consumers of medical products in the world and the "50 Series" represents a technological advance for that market. Management expects to complete required governmental testing in the second quarter of fiscal 1996 with sales to Japan beginning immediately thereafter.

     The Company plans to expand the "50 Series" product line during fiscal 1996. The new Dynatron 650 Electrotherapy and Dynatron 950 Combination Electrotherapy/Ultrasound devices are scheduled to begin shipping in the first quarter of fiscal 1996. These devices will be similar to the Dynatron 550 and Dynatron 850 but will include additional capabilities for treating multiple patients and will add an electrotherapy modality known as "Hi-Volt" which is popular among some therapists and doctors. At September 15, 1995, the Company has received orders in excess of $700,000 for these new products.

     Sales for the fiscal year ended June 30, 1995 increased 25 percent to
$6,112,241 as compared to $4,900,408 in fiscal 1994.   This increase was due
primarily to the introduction of the new Dynatron 550 and Dynatron 850 products. Management believes that the introduction of the "50 Series" product line positions the Company well to compete in a more price-sensitive market and will continue to improve the Company's sales in fiscal 1996, and beyond, as additional new products are introduced.

     The Company's gross margins as a percent of sales decreased by one percent from 43 percent in fiscal 1994 to 42 percent in fiscal 1995 due primarily to lower overall net selling prices driven by increased competition, and a greater percentage of sales coming from the Company's ultrasound products which generate lower margins. It is anticipated that gross margins will increase in the future based on the new products scheduled for introduction.

     The Company's 1995 selling, general and administrative (SG&A) expenses equalled $1,704,723 as compared to $1,979,032 in fiscal 1994. Included in the fiscal 1994 SG&A expense is a one-time $180,000 bonus declared by the Board of Directors payable to the Chairman of the Board in recognition of his efforts in the development of ITEC Attractions. To fund this bonus, the Company sold approximately one percent of the Company's holdings of ITEC stock. Exclusive of this bonus, SG&A expenses in 1995 decreased by over 5 percent compared to 1994. These decreases were a direct result of management efforts to reduce costs of overhead through department restructuring and elimination of certain programs.

     During fiscal 1995, the Company maintained its commitment to research and development (R&D), expending approximately 9 percent of total sales, or $566,891, for the year in this effort as compared to 13.6 percent or $664,250 in fiscal 1994. This approximate $97,000 decrease is R&D expenses is due to a reduction in personnel during the year. R&D expenses for fiscal 1995 were related not only to the development of the new products introduced, but also to continued development of the "50 Series" product line, part of which (the Dynatron 650 and 950) are scheduled to begin shipping in the first quarter of fiscal 1996.

     Interest expense increased from $17,522 in fiscal 1993 to $104,258 in fiscal 1994 and $164,925 in fiscal 1995 due to the mortgage payments on the Company's new facility. During fiscal 1994, the Company moved into its new office and manufacturing facility. This new facility is 80 percent larger than the previous leased facility and will allow the Company to expand its operations in the future. The 1995 figure reflects a full year of mortgage interest payments whereas the 1994 amount reflects a partial year.

     Operating profits for fiscal 1995 increased approximately $840,000 to $322,551 as compared to a loss of $517,306 in fiscal 1994. This improvement is a direct result of the Company's new "50 Series" product line, and efforts to reduce expenses.

     In fiscal years 1994 and 1993, the Company realized gains from the sale of ITEC stock in the amounts of $403,743 and $199,985, respectively. No amounts were recognized in fiscal 1995.

     Pre-tax income for 1995 equalled $359,570 as compared to a loss of $105,275 in the previous year. The main contributing factors to this increase were the 25 percent increase in sales revenue and the reduction of SG&A and R&D expenses.

     In 1995 the Company's income tax expense was $142,487 as compared to $93,732 in income tax benefits for fiscal 1994. The 1994 tax benefit was a result of three factors including: the reported operating loss for fiscal 1994, the filing of amended tax returns for prior years, and the recognition of tax credits related to R&D expenses.

     Net income for the 1995 fiscal year totalled $217,083 as compared to $290,059 in the prior year. During fiscal 1994 the Company was required to adopt a new method of accounting for deferred taxes known as Financial Accounting Standards Board Statement No. 109, which resulted in recognizing a one-time cumulative effect benefit to net income of $301,602.

Fiscal 1994 Compared to Fiscal 1993

     During fiscal 1994, the Company continued to upgrade and expand its product line by introducing two products to the market -- the Dynatron 500 Plus Electrotherapy device and the Dynatron 150 Ultrasound Therapy device.

     The Dynatron 500 Plus, an upscale version of the Dynatron 500 with microcurrent therapy as an added modality, was introduced in the second quarter of fiscal 1994. Sales of this device represented 12 percent of sales for the year.

     The Dynatron 150 Ultrasound Therapy device was introduced in February 1994, and was the first in a series of new products known as the "50 Series." With only five months of sales, the Dynatron 150 represented nearly 10 percent of total sales for the entire year.

     Notwithstanding the two new product introductions during fiscal 1994, sales decreased to $4,900,408 as compared to $5,970,379 in fiscal 1993. This decrease was due to several factors, the most prominent being health care reform and increased competition. The uncertainties associated with health care reform created some reluctance in the market to purchase capital equipment. With demand for goods temporarily decreasing, competition for remaining business became more intense and focused on pricing strategies. These pricing strategies contributed to both lower overall sales and reduced margins.

     The Company's gross margins as a percent of sales decreased by 3.8 percent compared to fiscal 1993, due primarily to lower overall net selling prices driven by increased competition, and a greater percentage of sales from the Company's ultrasound products which generate lower margins. It is anticipated that gross margins will improve in the future as additional, higher margin 50 Series products are introduced.

     The Company's 1994 selling, general and administrative (SG&A) expenses equalled $1,979,032 as compared to $1,922,847 in fiscal 1993. Included in the fiscal 1994 SG&A expense is a one-time $180,000 bonus declared by the Board of Directors payable to the Chairman of the Board in recognition of his efforts in the development of ITEC Attractions. To fund this bonus, the Company sold approximately one percent of the Company's holdings of ITEC stock. Exclusive of this bonus, SG&A expenses in 1994 decreased by over 6% compared to 1993.

     During fiscal 1994, the Company maintained its commitment to research and development, expending approximately 13.6 percent of total sales, or $664,250, for the year in this effort as compared to 11.6 percent or $694,802 in fiscal 1993. This expense was related not only to the development of the Dynatron 500 Plus and the Dynatron 150, but also to continued development of the "50 Series" product line, part of which (the Dynatron 850 and 550) began shipping in the first quarter of fiscal 1995.

     The Company realized gains from the sale of ITEC stock in the amounts of $403,743 and $199,985 in fiscal years 1994 and 1993, respectively. Of the amount in fiscal 1994, $180,000 was used to pay the bonus to the Chairman of the Board referred to above.

     Pre-tax loss for the year equalled $105,275 as compared to income of $466,621 in the previous year. The main contributing factors to this decrease were the 3.8 percentage point decrease in gross margin as a percent of sales (from 47.2 percent of sales in 1993 to 43.4 percent of sales in 1994) along with the 18% decrease in sales revenues.

     The Company recorded $93,732 in income tax benefits for fiscal 1994 due to the reported operating loss, the filing of amended tax returns for prior years and the recognition of tax credits related to R&D expenses. This compares with $140,000 in income tax expense in fiscal 1993.

     Net income for the 1994 fiscal year totalled $290,059 as compared to $326,621 in the prior year. During fiscal 1994 the Company was required to adopt a new method of accounting for deferred taxes known as Financial Accounting Standards Board Statement No. 109, which resulted in recognizing a one-time cumulative effect benefit of $301,602.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company expects that cash flows from operations, together with available sources of borrowing, will be adequate to meet the Company's working capital needs related to its business and its planned capital expenditures for the upcoming operating period.

     The Company's current ratio of 7.3:1 at June 30, 1995 increased 55% over the ratio of 4.7:1 at June 30, 1994. Current assets increased during the year by $168,780 and current liabilities decreased by $251,296.

     The Company maintains a revolving line of credit in the amount of $1,000,000 with a commercial bank. No amounts were outstanding on this line of credit at June 30, 1995. The Company has not relied on borrowings against its line of credit to meet its working capital needs.

     Accounts receivable represent amounts due from the Company's dealer network and a few select medical practitioners. The historical relationship with these dealers indicates that the allowance for doubtful accounts is adequate.
Accounts receivable are generally collected within 30 days of the terms extended.

     Inventory levels at June 30, 1995 equalled $1,767,030 as compared to $1,795,359 at June 30, 1994. With the introduction of additional new products related to the "50 Series" product line, it is expected that inventories may increase during fiscal 1996.

     The Company moved into its new, larger office and manufacturing facility on August 30, 1993, which replaced its previously leased facility. This new facility was financed by cash invested and a mortgage obtained by the Company. Working capital generated by operations is expected to be sufficient to service the building mortgage payments. No other major capital expenditures are planned for the Company in the near future.

     On a short-term and long-term basis, cash balances and the available line of credit are expected to be sufficient to meet the Company's working capital needs.

     The Company currently owns 2.3 million shares of the common stock of ITEC Attractions. On September 15, 1995, the reported price of ITEC common stock on the Nasdaq Small Cap Market was $1.00 per share. See "Investment in Affiliate" above.

     For additional information with respect to sources and uses of cash, refer to the statements of cash flows included in the Company's financial statements.

       The Company's revenues and net income from continuing operations have not been unusually impacted by inflation or price increases for raw materials and parts from vendors.


ITEM 8. FINANCIAL STATEMENTS
        --------------------

     Financial statements follow immediately and are listed in Item 14 of Part IV of this form 10K.

                          Independent Auditors' Report
                          ----------------------------



The Board of Directors
Dynatronics Corporation:


We have audited the financial statements of Dynatronics Corporation as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynatronics Corporation as of June 30, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                       /s/ KPMG Peat Marwick LLP

                                                           KPMG Peat Marwick LLP


Salt Lake City, Utah
August 8, 1995

                            DYNATRONICS CORPORATION

                                 Balance Sheets

                             June 30, 1995 and 1994



                                                            1995        1994
                                                         -----------  ---------
                          Assets
                          ------
 Current assets:
  Cash and cash equivalents                              $   779,054    871,008
  Trade accounts receivable, less
   allowance for doubtful accounts of
   $50,729 in 1995 and $45,844 in 1994                       941,017    758,799

  Income tax refund receivable                                19,095    134,102
  Related party and other receivables (note 10)              236,021     27,505
  Inventories (note 3)                                     1,767,030  1,795,359
  Prepaid expenses                                            48,300     32,926
  Deferred tax asset - current (note 11)                      53,006     55,044
                                                         -----------  ---------
     Total current assets                                  3,843,523  3,674,743

 Property and equipment, net (notes 4 and 7)               2,663,171  2,799,439
 Excess of cost over book value, net of
  accumulated amortization
  of $105,348 in 1995 and $96,569 in 1994                    158,014    166,793
 Deferred tax asset - noncurrent (note 11)                   178,123    260,378
 Other assets                                                344,497    275,288
                                                         $ 7,187,328  7,176,641
                                                         ===========  =========

           Liabilities and Stockholders' Equity
           ------------------------------------
 Current liabilities:
    Current installments of long-term debt (note 7)      $   101,345     94,093
    Current installments of capital
     lease obligations (note 8)                               44,742     61,348
    Accounts payable                                         131,138    231,409
    Accrued expenses (note 9)                                247,026    388,697
                                                         -----------  ---------
     Total current liabilities                               524,251    775,547

Long-term debt, excluding current installments (note 7)    2,086,438  2,187,783
Capital lease obligations, excluding
 current installments (note 8)                                22,671     49,363
Deferred compensation (note 15)                              290,262    217,002
                                                         -----------  ---------
     Total liabilities                                     2,923,622  3,229,695

Stockholders' equity:
   Common stock, no par value. Authorized 50,000,000
    shares; issued and outstanding 7,943,897 in
    1995 and 7,916,957 shares in 1994                      1,653,818  1,554,141
  Retained earnings                                        2,609,888  2,392,805
                                                         -----------  ---------
     Total stockholders' equity                            4,263,706  3,946,946

Commitments and contingencies (notes 5, 8, and 15)
                                                         -----------  ---------
                                                         $ 7,187,328  7,176,641
                                                         ===========  =========

See accompanying notes to financial statements.

                            DYNATRONICS CORPORATION

                              Statements of Income

                   Years ended June 30, 1995, 1994, and 1993


                                                1995        1994         1993
                                           -----------   ----------   ---------
Net sales                                  $6,112,241     4,900,408   5,970,379
Cost of sales                               3,518,076     2,774,432   3,154,686
                                            ---------     ---------   ---------
     Gross profit                           2,594,165     2,125,976   2,815,693

Selling, general, and administrative
 expenses                                   1,704,723     1,979,032   1,922,847
Research and development expense              566,891       664,250     694,802
                                            ---------     ---------   ---------
     Operating income (loss)                  322,551      (517,306)    198,044

 Other income (expense):
    Interest income                            17,566        17,862      16,420
    Interest expense                         (164,925)     (104,258)    (17,522)
    Gain on sale of investment in ITEC
     stock (note 5)                                 -       403,743     199,985
    Other income, net (note 10)               184,378        94,684      69,694
                                            ---------     ---------   ---------
     Total other income, net                   37,019       412,031     268,577

     Income (loss) before income taxes        359,570      (105,275)    466,621

 Income tax expense (benefit) (note 11)       142,487       (93,732)    140,000
                                            ---------     ---------   ---------
Income (loss) before cumulative effect
of accounting change                          217,083       (11,543)    326,621

 Cumulative effect at July 1, 1993 of
  change in accounting for income taxes
  (note 11)                                         -       301,602           -
                                            ---------     ---------   ---------
   Net income                              $  217,083       290,059     326,621
                                            =========     =========   =========
Income per common share and common
 share equivalents (note 1(j)):
  Before cumulative effect of change in
   accounting for income taxes             $      .03             -         .04

  Cumulative effect of accounting change            -           .04           -
                                            ---------     ---------   ---------
                                           $      .03           .04         .04
                                            =========     ==========  =========
Weighted average number of common
 shares and common share equivalents        7,928,818     8,316,294   7,685,093
 outstanding

See accompanying notes to financial statements.

                            DYNATRONICS CORPORATION

                       Statements of Stockholders' Equity

                   Years ended June 30, 1995, 1994, and 1993


                                                                          Total
                                                  Common    Retained   stockholders'
                                                  stock     earnings       equity
                                                ---------   ---------  ------------

Balances at June 30, 1992                      $1,506,572   1,776,125     3,282,697

Retirement of 98,543 shares of common
 stock in merger with ACI (note 2)                (68,495)          -       (68,495)

Issuance of 12,500 shares of common
 stock to ACI stock option holder                   1,513           -         1,513
Net income                                              -     326,621       326,621
                                                ---------   ---------  ------------
Balances at June 30, 1993                       1,439,590   2,102,746     3,542,336

Issuance of 263,000 shares of common
 stock upon exercise of employee stock
 options (note 13)                                 89,420           -        89,420

Income tax benefit from nonemployee
 exercise of stock options                         25,131           -        25,131

Net income                                              -     290,059       290,059
                                                ---------   ---------  ------------
Balances at June 30, 1994                       1,554,141   2,392,805     3,946,946

Issuance of 26,940 shares of common
 stock upon exercise of employee stock
 options (note 13)                                 23,572           -        23,572

Income tax benefit from nonemployee
 exercise of stock options                         76,105           -        76,105

Net income                                              -     217,083       217,083
                                                ---------   ---------  ------------
Balances at June 30, 1995                      $1,653,818   2,609,888     4,263,706
                                                =========   =========  ============

See accompanying notes to financial statements.

                            DYNATRONICS CORPORATION

                            Statements of Cash Flows

                   Years ended June 30, 1995, 1994, and 1993


                                               1995       1994        1993
                                           ----------   --------   ---------
Cash flows from operating activities:
  Net income                               $  217,083    290,059     326,621
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
   Cumulative effect of accounting
    change                                          -   (301,602)          -
   Depreciation and amortization of           193,202    165,965      95,795
    property and equipment
   Other amortization                           8,779      8,779       8,779
   Loss on disposal of assets                       -        125       2,331
   Gain on sale of investment in ITEC
    stock                                           -   (403,743)   (199,985)
   Provision for doubtful accounts             12,000     21,331      28,362
   Provision for inventory obsolescence        96,000     93,822     100,000
   Provision for warranty reserve             159,636    106,244      78,296
Deferred compensation                          73,260     70,188      80,396
   Decrease (increase) in operating
    assets:
      Receivables                            (173,910)   389,956    (147,001)
      Inventories                             (67,671)  (539,117)   (132,694)
      Prepaid expenses and other assets       (84,583)    12,011     (10,345)
      Deferred tax assets                      84,293    (13,820)          -
      Income taxes                            191,112    (46,303)     34,200
    Increase (decrease) in operating
     liabilities:
      Accounts payable and accrued
       expenses                              (360,372)   (81,440)   (139,412)
                                           ----------   --------   ---------
       Net cash provided by (used in)
        operating activities                  348,829   (227,545)    125,343
                                           ----------   --------   ---------

 Cash flows from investing activities:
    Loan to affiliates                       (228,824)         -           -
    Net cash from ACI merger                        -          -       1,910
    Proceeds from sale of investment in
     ITEC stock                                     -    403,743     199,985
    Capital expenditures                      (78,150)  (164,076)   (549,458)
    Refund from construction funding                -    230,690           -
    Proceeds from sale of assets                    -        125       7,868
                                           ----------   --------   ---------
     Net cash provided by (used in)
      investing activities                   (306,974)   470,482    (339,695)
                                           ----------   --------   ---------
Cash flows from financing activities:
   Principal payments under capital
    lease obligations                         (63,288)   (71,612)    (42,478)
   Principal payments on long-term debt       (94,093)  (147,865)    (71,678)
   Proceeds from issuance of long-term
    debt                                            -     57,000           -
   Proceeds from issuance of common
    stock                                      23,572     89,420       1,513
                                           ----------   --------   ---------
     Net cash used in financing
      activities                             (133,809)   (73,057)   (112,643)
                                           ----------   --------   ---------

 Net increase (decrease) in cash and
  cash equivalents                            (91,954)   169,880    (326,995)
 Cash and cash equivalents at beginning
  of year                                     871,008    701,128   1,028,123
                                           ----------   --------   ---------
 Cash and cash equivalents at end of
  year                                     $  779,054    871,008     701,128
                                           ==========   ========   =========

                            DYNATRONICS CORPORATION

                   Years ended June 30, 1995, 1994, and 1993


                                                                             1995      1994       1993
                                                                          ---------  ---------  ---------
Supplemental Disclosures of Cash Flow Information
-------------------------------------------------
Cash paid during the period for interest
 (net of amounts capitalized)                                             $ 164,925    104,258     17,521
Cash paid during the year for income taxes                                      250    103,000    105,800

Supplemental Disclosure of Noncash Investing and Financing Activities
---------------------------------------------------------------------
Long-term debt incurred for fixed assets                                  $       -  1,179,131  1,090,871
Capital lease obligations incurred for property and equipment                19,990     88,912     35,594
Long-term debt incurred for assets and retirement of
 common stock in connection with ACI merger                                       -          -    169,847
Income tax benefit from nonemployee exercise of stock options                76,105     25,131          -



See accompanying notes to financial statements.

                            DYNATRONICS CORPORATION

                         Notes to Financial Statements

                         June 30, 1995, 1994, and 1993

(1) Basis of Presentation and Summary of Significant Accounting Policies
    --------------------------------------------------------------------

    (a) Basis of Presentation
        ---------------------

        Dynatronics Corporation (the Company) was incorporated as a Utah corporation in 1983. The Company develops and markets products for the physical medicine market, which constitutes a single line of business.

    (b) Cash Equivalents
        ----------------

        Cash equivalents include all cash and investments with original maturities to the Company of three months or less.

    (c) Inventories
        -----------

        Finished goods inventories are stated at the lower of standard cost, which approximates actual costs (first-in, first-out), or market. Raw materials are stated at the lower of cost (first-in, first-out) or market.

    (d) Property and Equipment
        ----------------------

        Property and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets. Equipment under capital leases are amortized using the straight-line method over the lesser of the term of the related leases or the estimated useful lives of the assets.

    (e) Excess of Cost Over Book Value
        ------------------------------

        The excess of cost over book value is being amortized on the straight-line method over 30 years.

    (f) Revenue Recognition
        -------------------

        Sales revenues are generally recorded at the time products are shipped to the customer.

    (g) Research and Development Costs
        ------------------------------

        Research and development costs are expensed as incurred.

                            DYNATRONICS CORPORATION

                         Notes to Financial Statements

   (h) Product Warranty Reserve
       ------------------------

       Anticipated costs estimated to be incurred in connection with the Company's product warranty programs are charged to expense as products are sold.

   (i) Income Taxes
       ------------

       The Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (Statement 109) requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       Effective July 1, 1993, the Company adopted Statement 109 and has reported the cumulative effect of that change in the method for accounting of income taxes in the 1994 statement of income.

       Pursuant to the deferred method under APB Opinion 11, which was applied in 1993 and prior years, deferred income taxes were recognized for income and expense items that were reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes were not adjusted for subsequent changes in tax rates.

   (j) Income Per Share
       ----------------

       Per share amounts are computed by dividing net income or loss by the weighted average number of common shares outstanding and common share equivalents outstanding (if dilutive). In 1994, there were 1,798,970 options granted which had a dilutive effect on net income per share, (see note 13). Stock options had no effect on the calculation of such per share data in 1995 and 1993 as the dilutive effect of such options was not material.

   (k) Reclassifications
       -----------------

       Certain reclassifications have been made in the 1994 and 1993 financial statements to conform to classifications adopted in 1995.

                            DYNATRONICS CORPORATION

                         Notes to Financial Statements

(2)  Business Combinations
     ---------------------

     In November of 1992, the Company acquired American Consolidated Industries
     (ACI), which was a 35 percent stockholder of the Company, under the reorganization provisions of Internal Revenue Code Sections 368 (a)(l)(A) and 368 (a)(2)(D). Related to this merger, 2,178,572 shares of the Company's common stock formerly held by ACI were canceled and reissued to former ACI stockholders in exchange for the Company assuming the outstanding debt and acquiring the assets and tax attributes of ACI. Additionally, 98,543 shares of the Company's common stock formerly held by ACI with a value of $68,495 were retired. This transaction was accounted for under the purchase method of accounting.

(3)  Inventories
     -----------

     Inventories consisted of the following at June 30:


                                    1995        1994
                                ----------   ---------
     Raw materials             $ 1,201,587   1,378,036
     Finished goods                611,207     460,709
     Inventory reserve             (45,764)    (43,386)
                                ----------   ---------
                               $ 1,767,030   1,795,359
                                ==========   =========

(4)  Property and Equipment
     ----------------------

     Property and equipment is stated at cost and consisted of the following at June 30:


                                          1995       1994
                                     ------------  ---------

     Land                             $   589,920    589,920
     Building                           1,935,297  1,935,297
     Machinery and equipment              358,172    311,447
     Office equipment                     102,284     97,536
     Equipment under capital leases       238,050    247,040
     Vehicles                               7,969      7,969
                                     ------------  ---------
                                        3,231,692  3,189,209
     Less accumulated depreciation
      and amortization                    568,521    389,770
                                     ------------  ---------
                                      $ 2,663,171  2,799,439
                                      ===========  =========

     Interest cost capitalized        $         -     34,478
                                      ===========  =========

(5)  Investment
     -----------

     The Company has an investment in International Tourist Entertainment Corporation (ITEC). ITEC was organized for the purpose of developing tourist-oriented giant screen theater complexes, the first of which is in Branson, Missouri. ITEC commenced planned principal operations during October 1993.

     The Company's percentage ownership of ITEC's common stock at June 30, 1995 was approximately 36 percent. At June 30, 1995 and 1994, the Company has no reported investment in ITEC due to previously recognized losses. The Company has suspended the equity method of accounting with respect to its ownership in ITEC stock. The Company's unrecorded share of ITEC's losses through June 30, 1995 is approximately $1,489,000. During 1995, the Company guaranteed a $500,000 bank loan for ITEC. The Company also advanced $228,824 to ITEC. In consideration for the Company's guarantee and advances, the Company received a security interest in ITEC's signature giant screen film which jointly secures another loan from an individual in the amount of $300,000. Based on the Company's share of equity in ITEC, which exceeds the amount of the advances and the guarantee, no impairment of its advance or recording of the guarantee is considered necessary. A summary of financial information of ITEC is set forth below:

                                 Balance Sheets

                                              June 30,
                                          1995        1994
                                     ------------  ----------
Current assets                       $   554,804       548,648
Noncurrent assets                     13,304,842    10,300,332
                                     -----------    ----------
                                     $13,859,646    10,848,980
                                     ===========    ==========


Current liabilities                  $ 2,465,912       523,480
Noncurrent liabilities                 6,291,850     5,661,364
Stockholders' equity                   5,101,884     4,664,136
                                     -----------    ----------
                                     $13,859,646    10,848,980
                                     ===========    ==========

                            Statements of Operations

                                   Year ended June 30,
                                1995            1994        1993
                           ------------      ----------    -------
Revenues                   $  2,834,670       1,263,505          -
Operating loss                 (927,930)     (1,311,413)  (599,977)
Other income (expense)         (609,694)       (311,511)    97,016
Net loss                     (1,537,624)     (1,622,924)  (502,961)

     ----------

     ITEC is currently experiencing cash flow deficiencies on an annual basis and may not be able to meet all of its obligations as they become due. ITEC is currently seeking additional equity financing and the restructuring of a portion of its long-term debt. ITEC's ability to repay advances to the Company and avoid default on the $500,000 bank loan guaranteed by the Company is dependent on ITEC's ability to achieve sustained cash flow from operating activities, to receive additional equity financing and/or to restructure its debt, the outcome of which is currently indeterminable.


(6)  Line of Credit
     --------------

     The Company has available with a commercial bank a revolving line of credit agreement totaling $1,000,000, secured by accounts receivable and inventory. The line of credit, which expires November 30, 1995, requires the monthly payment of interest on outstanding balances at prime plus one-half percent. The line is restricted by the guarantee amount ($500,000 at June 30, 1995) in relation to the Company's guarantee on the bank's loan to ITEC. There were no draws during 1995 on the line of credit, and no outstanding balance as of June 30, 1995.

(7)  Long-term Debt
     --------------

   Long-term debt consisted of the following at June 30:

                                               1995       1994
                                           -----------  ---------

7.64% promissory note secured by a
 trust deed on real property, payable
 in monthly installments of $12,155
 through November 1998 then adjusted
 through November 2003                     $ 1,221,937  1,272,329

6.21% promissory note secured by a
 trust deed on real property, maturing
 November 2013, payable in decreasing
 installments beginning at $7,545 monthly      926,216    952,547

8.6% promissory note secured by
 equipment, payable in monthly
 installments of $1,806 through June 1997       39,630     57,000
                                           -----------  ---------

        Total long-term debt                 2,187,783  2,281,876

Less current installments                      101,345     94,093
                                           -----------  ---------
        Long-term debt, excluding
         current installments              $ 2,086,438  2,187,783
                                           ===========  =========

The aggregate maturities of long-term debt for each of the years subsequent to June 30, 1995 are as follow: 1996, $101,345; 1997, $109,163; 1998, $95,033;
1999, $102,069; 2000, $109,632; and thereafter $1,670,541.

(8)  Leases
     ------

     The Company leases equipment and vehicles under noncancelable operating lease agreements. The Company leased office space through August 1993. Rent expense for the years ended June 30, 1995, 1994, and 1993 was $24,354, $28,840, and $139,472, respectively. A schedule of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 1995, appears in the table below.

     The Company is the lessee of computer and office equipment with a cost of $238,050 under capital leases that expire at various times through October 1997. At June 30, 1995, accumulated amortization on such equipment totaled $173,844. Related amortization charges are included in depreciation expense.

     A summary of noncancelable long-term lease commitments follows:


                                                             Capi-      Oper-
                                                            talized     ating
                                                            leases      leases
                                                           ---------   --------
          Years ending June 30:

            1996                                          $  48,408     22,466
            1997                                             18,732     10,306
            1998                                              5,154          -
                                                          ---------   --------

            Total minimum lease payments                     72,294   $ 32,772
                                                                      ========

            Less amount representing interest                 4,881
                                                          ---------

                     Present value of net minimum capital
                      lease payments                         67,413

            Less current installments
             of capital lease obligations                    44,742
                                                          ---------

                     Capital lease obligations,
                     excluding current installments       $  22,671
                                                          =========

(9)    Accrued Expenses
       ----------------

       Accrued expenses consisted of the following at June 30:


                                              1995     1994
                                           ---------  -------

          Warranty reserve                 $  64,000   70,000
          Bonuses payable                     20,214      562
          Commissions payable                  6,620    2,384
          Dealer incentive trip accrual       24,552   92,012
          Payroll related accruals            78,251   84,442
          Real property tax accrual           18,770   21,604
          Common area charges on leased
           property                                -   37,900
          Other                               34,619   79,793
                                           ---------  -------
                                           $ 247,026  388,697
                                           =========  =======

(10)  Related Party Transactions
      --------------------------

      Included in other receivables is a promissory note for $228,824 due to the Company from its subsidiary ITEC.

      The Company shares certain office facilities, management, and accounting personnel with ITEC. The entity bearing responsibility for payment of the related costs, charges the other entity for its share of such expenses. Management believes the method used to allocate the shared costs is reasonable. Such charges resulted in other income to the Company of $72,000, $60,000, and $44,000 in 1995, 1994, and 1993, respectively.


(11)  Income Taxes
      ------------

      As discussed in note 1(i), the Company adopted Statement 109 as of July 1, 1993. The cumulative effect of this change in accounting for income taxes of $301,602 is determined as of July 1, 1993 and is reported separately in the statement of income for the year ended June 30, 1994. Prior years' financial statements have not been restated to apply the provisions of Statement 109.

      ------------

      Income tax expense (benefit) for the years ended June 30 consists of:


                                                                Stock
                                                                option
                                           Current   Deferred   benefit   Total
                                        ----------   --------   --------  -----
          1995:
            U.S. federal                $  (24,318)   83,004     65,907  124,593
            State and local                  6,407     1,289     10,198   17,894
                                        ----------   --------   -------- -------
                                        $  (17,911)   84,293     76,105  142,487
                                        ==========   =======     ======  =======

         1994:
           U.S. federal                $  (94,265)   (12,597)    21,762  (85,100)
           State and local                (10,778)    (1,223)     3,369   (8,632)
                                        ----------   --------   -------- -------
                                       $ (105,043)   (13,820)    25,131  (93,732)
                                        =========    =======     ======  =======

         1993:
           U.S. federal                $  116,800          -          -  116,800
           State and local                 23,200          -          -   23,200
                                        ----------   --------   -------- -------
                                       $  140,000          -          -  140,000
                                        =========    =======     ======  =======

   Actual income tax expense (benefit) differs from the "expected" tax expense (benefit) (computed by applying the U.S. federal corporate income tax rate of 34 percent to income (loss) before income taxes) as follows:


                                               1995      1994      1993
                                             -------   -------   -------

          Expected tax expense (benefit)   $ 122,254   (35,794)  158,651
          Reversal of unrecognized
           deferred tax asset                      -         -   (14,525)
          Refunds from amended returns             -   (27,802)        -
          State taxes, net of federal
           tax benefit                        11,810    (5,697)   15,312
          Amortization of goodwill not
           deductible                          2,985     2,985     2,985
          Research and development
           credits                           (16,050)  (25,108)  (16,180)
          Other, net                          21,488    (2,316)   (6,243)
                                             -------   -------   -------
                                           $ 142,487   (93,732)  140,000
                                             =======   ========  =======

      ------------

   Deferred income tax assets related to the tax effects of temporary differences have been offset by a valuation allowance as presented below:


                                               1995      1994
                                              ------   -------

Net deferred tax asset - current:
 Inventory capitalization for income
  tax purposes                             $   7,716    10,269
 Obsolete inventory reserve                   17,070    16,183
 Vacation reserve                              3,730     3,730
 Warranty reserve                             23,872    26,110
 Bad debt reserve                             18,922    17,100
 Valuation allowance                         (18,304)  (18,348)
                                              ------   -------
   Total deferred tax asset - current      $  53,006    55,044
                                              ======   =======

Net deferred tax asset - noncurrent:
  Salary continuation agreements           $ 108,268    80,942
  Note receivable - basis difference           1,950    20,637
  Net operating loss carryforward from
   ACI                                       208,060   282,734
  Property and equipment, principally
   due to differences in depreciation       (58,459)  (27,857)
  Valuation allowance                       (81,696)  (96,078)
                                            -------   -------
   Total deferred tax asset - noncurrent   $ 178,123   260,378
                                            ========   =======

   The valuation allowance for deferred tax assets as of July 1, 1993 was $100,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the gross deferred tax assets, the Company will need to generate future taxable income of approximately $1,017,000 in increments sufficient to recognize net operating loss carryforwards prior to expiration as described below. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at June 30, 1995.

      ------------

     The Company benefits from the tax net operating loss (NOL) carryovers acquired in the merger with ACI. There is and annual limitation on the use of the NOL carryovers which is $88,356. Amounts and expiration dates of carryforwards are as follows:


                Expiration                        Amount
                ----------                       --------
                   2001                         $  80,440
                   2002                           437,153
                   2004                            63,383
                   2005                             1,899
                   2006                                60
                   2007                            29,007
                                                  -------
                                                $ 611,942
                                                 ========

(12)  Major Customers
      ---------------

      During the fiscal years ended June 30, 1995, 1994, and 1993, sales to any single customer did not exceed ten percent of total revenues.


(13)  Stock Options
      -------------

      The Company has had activity under two qualified stock option plans (the 1987 plan and the 1992 plan) whereby options are granted to officers, directors, and employees to acquire shares of the Company's common stock. The options are to be granted at not less than 100 percent of the market price of the stock at the date of grant. Option terms are determined by the Board of Directors, and exercise dates may range from six months to five years from the date of grant.

      During 1991, 263,000 options were granted under the 1987 plan with an exercise price of $.34 and an expiration date of October 1995. No transactions involving options occurred in 1993. In 1994, all 263,000 of the options were exercised.

      During 1994, 448,895 options under the 1992 plan were granted to employees, officers, and directors of the Company with an exercise price of $0.875 which are exercisable after August 19, 1994 and expire five years from date of grant. During 1995, 26,940 of these options were exercised. Under the terms of the plan an additional 51,105 shares of common stock were authorized and reserved for issuance, but were not granted as of June 30, 1995.

      -------------

      In 1994, the Board of Directors granted 1,350,075 options to a nonemployee, 150,075 are exercisable at a price of $.875 per share. In 1995 the remaining 1,200,000 options were canceled.


(14)  Employee Benefit Plan
      ---------------------

      During 1991, the Company established a deferred savings plan which qualifies under Internal Revenue Code Section 401(k). The plan covers all employees of the Company who have at least six months of service and who are age 20 or older. For 1995, 1994, and 1993, the Company made matching contributions of 25 percent of the first $2,000 of each employee's contribution. The Company's contributions to the plan for 1995, 1994, and 1993 were $13,517, $11,180, and $9,818, respectively. Company matching contributions for future years are at the discretion of the Board of Directors.


(15) Salary Continuation Agreements
     ------------------------------

     The Company has Salary Continuation Agreements (the Agreements) with three key employees. The Agreements provide for a preretirement salary continuation income to the employee's designated beneficiary in the event that the employee dies before reaching age 65. This death benefit amount is the lesser of $75,000 per year or 50 percent of the employee's salary at the time of death, and continues until the employee would have reached age
     65. The Agreements also provide the employee with a supplemental retirement benefit if the employee remains in the employment of the Company until age
     65. Estimated amounts to be paid under the Agreements are being accrued over the period of the employees' active employment. As of June 30, 1995, the Company has accrued $290,262 of deferred compensation under the terms of the Agreements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------- ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

   During the Company's two most recent fiscal years and the subsequent interim period, there have been no disagreements with and no resignation by or dismissal of the independent accountants engaged by the Company.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
          -----------------------------------------------

   The directors and executive officers of the Company at September 15, 1995, are:

                                              Director
                                             or Officer        Position
Name                                    Age    Since         with Company
                                        ---  ----------  -----------------------

Kelvyn H. Cullimore                      60        1983  Chairman of the Board

Kelvyn H. Cullimore, Jr.                 39        1983  President, CEO and Director

Larry K. Beardall                        39        1986  Executive Vice President
 of Sales and Marketing and Director

E. Keith Hansen, M.D.                    50        1983  Director

V. LeRoy Hansen                          57        1987  Director

Edward A. Loeser, M.D.                   51        1983  Director

K. Fred Skousen                          53        1987  Director

John S. Ramey                            44        1992  Vice President of Operations

   Kelvyn H. Cullimore is the father of Kelvyn H. Cullimore, Jr. LeRoy Hansen and Keith Hansen are cousins. Fred Skousen and Larry Beardall are brothers-in-law.

   Directors of the Company hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and duly qualified. In the event of the resignation of a Board Member, the Board of Directors elects an individual to fill the remainder of the term. Executive officers are elected by the Board of Directors of the Company at the first meeting after each annual meeting of shareholders and hold office until their successors are elected and duly qualified. The Company has a compensation committee composed of the outside directors of the board which reviews and approves compensation matters for executive officers of the Company.

   Kelvyn H. Cullimore has served as Chairman of the Board of the Company since
   -------------------
its incorporation in April, 1983. From 1983 until 1992, Mr. Cullimore served as President of the Company. Mr. Cullimore received a B.S. in Marketing from Brigham Young University in 1957, and following graduation, worked for a number of years as a partner in a family-owned home furnishings business in Oklahoma City, Oklahoma. Mr. Cullimore has participated in the organization and management of various enterprises, becoming the president or general partner in several business entities, including real estate, motion picture, and equipment partnerships. Since 1986, Mr. Cullimore has served as Chairman and President of ITEC Attractions. From 1979 until 1992, Mr. Cullimore served as Chairman of the Board of ACI.

   Kelvyn H. Cullimore, Jr. was elected President and Chief Executive Officer of
   ------------------------
the Company in December of 1992. He has been a Director since the incorporation of the Company. He served as Secretary/Treasurer of the Company from 1983 until 1992 and Administrative Vice President from 1988 until 1992. Mr. Cullimore graduated from Brigham Young University with a degree in Financial and Estate Planning in 1980. Since graduation, Mr. Cullimore has served on the Board of Directors of several businesses, including Dynatronics Marketing Company and ACI. In addition, he has served as Secretary/Treasurer of ACI and Dynatronics Marketing Company. From 1983 until 1992 Mr. Cullimore served as Executive Vice President and Chief Operating Officer of ACI. Mr. Cullimore is a director of ITEC, an affiliate of the Company.

   Larry K. Beardall was elected Executive Vice President of the Company in
   -----------------
December of 1992. He has served as a Director and the Vice President of Sales and Marketing for the Company since July of 1986. Mr. Beardall joined Dynatronics in February of 1986 as Director of Marketing. He graduated from Brigham Young University with a degree in Finance in 1979. Prior to his employment with Dynatronics, Mr. Beardall worked with GTE Corporation in Durham, North Carolina as the Manager of Mergers and Acquisitions and then with Donzis Protective Equipment in Houston, Texas as National Sales Manager. He also served on the Board of Directors of Nielsen & Nielsen, Inc., the marketing arm for Donzis, a supplier of sports protective equipment.

   E. Keith Hansen, M.D. has been a Director of the Company since 1983.  Dr.
   ---------------------
Hansen obtained a Bachelor of Arts degree from the University of Utah in 1966 and an M.D. from Temple University in 1972. He has been in private practice in Sandy, Utah since 1976. Dr. Hansen was also a Director of ACI until 1992; and he is Vice President and Director of Mountain Resources Corporation and a Director of Accent Publishers, each of which is based in Salt Lake City, Utah.

   V. LeRoy Hansen has been a Director of the Company since 1987.  Mr. Hansen
   ---------------
received a Bachelor of Science degree in Economics from the University of Utah in 1965. From 1960-1980, Mr. Hansen was employed by AT&T in numerous management positions. From 1976-1978, he served at AT&T headquarters in Market Management Concept Development and Implementation as well as Long Range Financial Planning. From 1980 to 1988, he co-founded Mountain Resources Corporation, an energy development company and served as vice president. Since 1988, Mr. Hansen founded and serves as president of Associated Enterprises, Inc., a corporation providing management and business development consulting services. In May of 1992, Mr. Hansen founded Silver Summit, L.C., a real estate development company.

   Edward A. Loeser, M.D. has been a Director of the Company since 1983.  Dr.
   ----------------------
Loeser holds an Honour's degree in Chemistry from Syracuse University and obtained an M.D. from Upstate Medical College, State University of New York, in 1969. Dr. Loeser has extensive experience in medicine, particularly in the field of anesthesiology. From 1978 to the present, he has acted as Clinical Instructor, Department of Anesthesiology, at the University of Utah; Staff Anesthesiologist and Chief Obstetrical Anesthesiologist, Cottonwood Hospital, Murray, Utah; and has been a member of the Medical Advisory Board, Alta View Hospital, Sandy, Utah.

   K. Fred Skousen, Ph.D. has been a Director of the Company since 1987.  Dr.
   ----------------------
Skousen earned a Bachelor of Science degree from Brigham Young University in 1965, and a Masters and Ph.D. degrees from the University of Illinois in 1966 and 1968, respectively. He obtained his CPA designation in Utah in 1968. Until September of 1989, he was a professor at the Brigham Young University School of Accountancy and was recipient of the KPMG Peat Marwick Professorship. Dr. Skousen was appointed Dean of the School of Management of Brigham Young University in September of 1989 and was the first recipient of the J. Willard and Alice S. Marriott Chair of Management. Dr. Skousen is the author or co-author of more than forty articles, research reports, and books. He is a past President of the Utah Association of CPA's and is a member of the AICPA Council. Dr. Skousen is also a member of the Board of Directors of Life Re, a public company.

   John S. Ramey joined the Company in December, 1992 as Vice President of
   -------------
Research and Development and currently serves as Vice President of Operations. Prior to joining the Company, Mr. Ramey worked for 16 years with Phillips Semi-conductors--Signetics, an integrated circuit manufacturing company as Manager of Product Engineering. From 1983 to 1989 Mr. Ramey also served as President of Enertronix, a small public corporation. Since 1989 Mr. Ramey has served as Vice President of JRH Technology, a private engineering firm. Mr. Ramey earned his MBA degree in 1991 from the University of Phoenix (in Salt Lake City, Utah) and a BS degree in electronics in 1977 from Brigham Young University.

   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by regulation of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms which they file.

   Based solely on review of the copies of such forms furnished to the Company, the Company believes that during its 1995 fiscal year all Section 16(a) filings applicable to its officers, directors and greater than ten-percent beneficial owners were made with the exception of Dr. Ed Loeser, a director, who failed to timely file a Form 4 for certain stock transactions in March 1995. The Form 4 filing was due April 10, 1995 and was not filed until April 20, 1995.

ITEM 11.  EXECUTIVE COMPENSATION.  The Company hereby incorporates by reference
          ----------------------
into and makes a part of this Report the information and disclosure set forth under Item 8 of Schedule 14A, "Compensation of Directors and Executive Officers," contained in the Company's definitive proxy statement for 1995, to be sent to shareholders of the Company subsequent to the filing of this Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.  The
          --------------------------------------------------------------
Company hereby incorporates by reference into and makes a part of this Report the information and disclosure set forth under Item 6 of Schedule 14A, "Voting Securities and Principal Holders Thereof," contained in the Company's definitive proxy statement for 1995, to be sent to shareholders of the Company subsequent to the filing of this Report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

   The Company provides ITEC, an affiliate, with office space and administrative services at the Company's headquarters in Salt Lake City, Utah. Office space consists of two offices totalling approximately 1,000 square feet and allocated use of common and conference areas. Administrative services include secretarial, administrative and accounting functions. During fiscal 1995 the Company charged ITEC $72,000 for the space and services provided by the Company. In fiscal 1995 the Company guaranteed a bank loan to ITEC in principal amount of $500,000. In addition, the Company is carrying a receivable of approximately $228,824 from ITEC. This receivable represents unpaid reimbursements for shared services during the fiscal year. The guarantee and receivable are collateralized by a security interest in ITEC's proprietary film entitled, "Ozarks: Legacy and Legend."

   In August, 1993, the Company entered into a consulting agreement with Gene Morgan Financial ("GMF") in Los Angeles for providing financial consulting and public relations services for the Company. Mr. Morgan, the principal owner of GMF was a stockholder of the Company at the time of the original transaction. Under the terms of the consulting agreement, GMF was granted a total of 1,350,075 options to acquire stock of the Company. Of such options, 150,075 are exercisable at a price of $.875 per share. However, because GMF is no longer an operating entity and is not capable of providing the services contemplated under the consulting agreement, the remaining 1,200,000 options have been cancelled.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K
          --------------------------------------------------------------

   (a) Documents filed as part of Form 10-K:

       1.  Financial Statements (included in Part II,
           --------------------
           Item 8):
           Independent Auditors' Report.................  F-1

           Balance Sheets at June 30,
           1995, and 1994                                 F-2

           Statements of Income for
           years ended June 30, 1995, 1994, and 1993....  F-3

           Statements of Stockholders'
           Equity for years ended June 30, 1995, 1994,
           and 1993.....................................  F-4

           Statements of Cash Flows for
           years ended June 30, 1995, 1994 and 1993.....  F-5

           Notes to Financial Statements................  F-7

       2.  Financial Statement Schedule (Included in Part IV of this report):
           -----------------------------------------------------------------

           Schedule II--Valuation and
           Qualifying Accounts..........................  24

       3.  Exhibits:
           --------

        Reg. S-K
       Exhibit No.            Description
       -----------            -----------

         3 Articles of Incorporation and Bylaws of Dynatronics Laser Corporation. Incorporated by reference to a Registration Statement on Form S-1 (No. 2-85045) filed with the Securities and Exchange Commission and effective November 2, 1984, as amended by Articles of Amendment dated November 18, 1993, a copy of which is attached.

         4 Form of certificate representing Dynatronics Laser Corporation common shares, no par value. Incorporated by reference to a Registration Statement on Form S-1 (No. 2-85045) filed with the Securities and Exchange Commission and effective November 2, 1984.

         13 1995 Annual Report to Shareholders (to be filed within 120 days of the date of this report.)

         24.1  Consent of Independent Auditors

         27    Finanial Data Schedule

         28.1 "Business" and "Use of Proceeds" sections from Registration Statement of International Tourist Entertainment Corporation (Registration No. 33-48630)

         28.2 The Financial Statements of International Tourist Entertainment Corporation as of June 30, 1991 and 1992, and for each of the years in the three-year period ended June 30, 1992

   (b) Reports on Form 8-K:  No report on Form 8-K has been filed by the Company
       -------------------
       during the last quarter of the period covered by this report.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  DYNATRONICS CORPORATION


                                  By  /s/ Kelvyn H. Cullimore, Jr.
                                     ----------------------------------
                                       Kelvyn H. Cullimore, Jr.
Date:  September 20, 1995

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Kelvyn H. Cullimore       Chairman of the Board             9/26/95
----------------------------                                  -----------
Kelvyn H. Cullimore


/s/ Kelvyn H. Cullimore, Jr.  Director, President,              9/26/95
----------------------------  (Principal Executive Officer)   -----------
Kelvyn H. Cullimore, Jr.


/s/ Keith E. Turner           Treasurer,                        9/26/95
----------------------------  (Principal Financial and        -----------
Keith E. Turner               Accounting Officer)


/s/ Larry K. Beardall         Director, Executive               9/26/95
----------------------------  Vice President                  -----------
Larry K. Beardall


/s/ E. Keith Hansen, M.D.     Director                          9/26/95
----------------------------                                  -----------
E. Keith Hansen, M.D.


/s/ Edward A. Loeser, M.D.    Director                          9/26/95
----------------------------                                  -----------
Edward A. Loeser, M.D.


/s/ V. LeRoy Hansen           Director                          9/26/95
----------------------------                                  -----------
V. LeRoy Hansen


                              Director                             , /95
----------------------------                                 ------------
K. Fred Skousen, Ph.D.

                                                                   Schedule II
                                                                   -----------

                            DYNATRONICS CORPORATION

                       Valuation and Qualifying Accounts

 Allowance for doubtful         Balance, beginning       Additions charged       Receivables charged
 accounts receivable                 of year           (credited) to expenses     against allowance    Balance, end of year
---------------------------   ---------------------   -----------------------   --------------------   ---------------------
Year ended June 30, 1995      $        45,844                12,000                      7,115                 50,729
                              =====================   =======================   ====================   ====================

Year ended June 30, 1994      $        59,307                (7,789)                     5,574                 45,844
                              =====================   =======================   ====================   ====================

Year ended June 30, 1993      $        41,996                28,362                     11,051                 59,307
                              =====================   =======================   ====================   ====================



                                Balance, beginning           Additions          Costs incurred for product
Warranty reserve                     of year            charged to expenses        warranty provisions       Balance, end of year
---------------------------   ---------------------   -----------------------   --------------------------   --------------------
Year ended June 30, 1995      $        70,000               159,636                    165,636                    64,000
                              =====================   =======================   ==========================   ====================

Year ended June 30, 1994      $        70,000               106,244                    106,244                    70,000
                              =====================   =======================   ==========================   ====================

Year ended June 30, 1993      $        70,000                78,296                     78,296                    70,000
                              =====================   =======================   ==========================   ====================

Reserve for obsolete            Balance, beginning     Additions charged to
 inventory                           of year                 expenses                  Deductions            Balance, end of year
---------------------------   ---------------------   -----------------------   --------------------------   --------------------
Year ended June 30, 1995      $        43,386                96,000                     93,622                    45,764
                              =====================   =======================   ==========================   ====================

Year ended June 30, 1994      $        34,076                73,823                     84,512                    23,387
                              =====================   =======================   ==========================   ====================

Year ended June 30, 1993      $        33,921               100,000                     99,845                    34,076
                              =====================   =======================   ==========================   ====================
