Form 10-Q
period 1995-09-30
DYNATRONICS CORP
filed 1995-11-14
CIK 720875

[ARTICLE] 5

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION
EXTRACTED FROM BALANCE SHEET AND STATEMENT OF INCOME 9-30-95
AND IS QUALIFIED IN ITS ENTIRETY BY SUCH FINANCIAL
STATEMENTS.

[PERIOD-TYPE]                      3-MOS
[FISCAL-YEAR-END]                  JUN-30-1995
[PERIOD-START]                     JUL-01-1995
[PERIOD-END]                       SEP-30-1995
[CASH]                             555,914
[SECURITIES]                       0
[RECEIVABLES]                      1,108,232
[ALLOWANCES]                       54,797
[INVENTORY]                        1,856,608
[CURRENT-ASSETS]                   3,855,328
[PP&E]                             3,245,419
[DEPRECIATION]                     610,967
[TOTAL-ASSETS]                     7,183,792
[CURRENT-LIABILITIES]              513,701
[BONDS]                            2,163,148
[COMMON]                           1,675,082
[PREFERRED-MANDATORY]              0
[PREFERRED]                        0
[OTHER-SE]                         2,612,785
[TOTAL-LIABILITY-AND-EQUITY]       7,183,792
[SALES]                            1,329,939
[TOTAL-REVENUES]                   1,329,939
[CGS]                              716,008
[TOTAL-COSTS]                      716,008
[OTHER-EXPENSES]                   0
[LOSS-PROVISION]                   0
[INTEREST-EXPENSE]                 39,674
[INCOME-PRETAX]                    4,211
[INCOME-TAX]                       1,314
[INCOME-CONTINUING]                2,897
[DISCONTINUED]                     0
[EXTRAORDINARY]                    0
[CHANGES]                          0
[NET-INCOME]                       2,897
[EPS-PRIMARY]                      0
[EPS-DILUTED]                      0

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           FORM 10-Q

                           (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995.

                               or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from --------- to --------

Commission File Number:  0-12697

                   Dynatronics Corporation
------------------------------------------------------------
   (Exact name of registrant as specified in its charter)


          Utah                                87-0398434
--------------------------              --------------------
(State or other jurisdiction of            (IRS Employer
incorporation or organization)                Identification
No.)


7030 Park Centre Drive, Salt Lake City, UT          84121
------------------------------------------        ----------
(Address of principal executive offices)               (ZIP
Code)

                       (801) 568-7000
------------------------------------------------------------
    (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     X   Yes           No
                    ------        ------

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is:

          Class             Outstanding at September 30,
1995
--------------------------   --------------------------------
Common Stock, No Par Value               7,964,397 shares

                   DYNATRONICS CORPORATION

                      TABLE OF CONTENTS




                                                Page Number
                                                -----------


PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements


Condensed Balance Sheets
   September 30, 1995, and June 30, 1995             3


Condensed Statements of Income
   Three Months Ended September 30, 1995,
   and September 30, 1994                            4

Condensed Statement of Stockholders Equity
   Three Months Ended September 30, 1995             5

Condensed Statements of Cash Flows
   Three Months Ended September 30, 1995,
   and September 30, 1994                            6

Notes to Condensed Financial Statements              7


Item 2.  Management's Discussion and Analysis
   of Financial Condition and Results of Operations  10


Part II.   OTHER INFORMATION                         14

                            DYNATRONICS CORPORATION
                           Condensed Balance Sheets
                                  (Unaudited)

                                                   September 30       June 30
                                                       1995             1995
                    ASSETS                          -----------    ------------
Current assets:
  Cash and cash equivalents                         $   555,914        779,054
  Trade accounts receivable, less allowance
    for doubtful accounts of $54,797 in
    September and $50,729 in June                     1,053,435        941,017
  Income tax refund receivable                           17,563         19,095
  Related party and other receivables                   255,691        236,021
  Inventories (note 3)                                1,856,608      1,767,030
  Prepaid expenses                                       60,276         48,300
  Deferred tax asset-current                             55,841         53,006
                                                    -----------    -----------
    Total current assets                              3,855,328      3,843,523

Net property and equipment (note 4)                   2,634,452      2,663,171
Excess of cost over book value of minority interest
  acquired, net of accumulated amortization of
  $107,543 in September and $105,348 in June            155,819        158,014
Deferred tax asset-noncurrent                           178,833        178,123
Other assets                                            359,360        344,497
                                                    -----------    -----------
                                                    $ 7,183,792      7,187,328
                                                    ===========    ===========

           LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
  Current installments of long-term debt          $     103,245        101,345
  Current installments of
    capital lease obligations                            42,274         44,742
  Accounts payable                                      174,263        131,138
  Accured expenses                                      193,919        247,026
                                                    -----------     -----------
    Total current liabilities                           513,701        524,251

Long-term debt, excluding current installments        2,059,903      2,086,438
Capital lease obligations, excluding current
    installments                                         12,913         22,671
Deferred compensation                                   309,408        290,262
                                                    -----------     -----------
    Total long-term liabilities, excluding
       current installments                           2,382,224      2,399,371
                                                    -----------    -----------
    Total liabilities                                 2,895,925      2,923,622

Stockholders equity:
  Common stock, no par value.  Authorized
    50,000,000 shares; issued and outstanding
    7,964,397 shares in September and 7,943,897
    in June                                           1,675,082      1,653,818
  Retained earnings                                   2,612,785      2,609,888
                                                    -----------    -----------
    Total stockholders equity                         4,287,867      4,263,706
                                                    -----------    -----------
                                                    $ 7,183,792      7,187,328
                                                    ===========    ===========
See accompanying notes to condensed financial statements.

                   DYNATRONICS CORPORATION
               Condensed Statements of Income
                         (Unaudited)

                                             Three Months Ended
                                                September 30
                                           1995           1994
                                        -----------    -----------
Net Sales                               $ 1,329,939      1,772,416
Cost of sales                               716,008      1,007,203
                                        -----------    -----------
    Gross profit                            613,931        765,213

Selling, general,
  and administrative expenses               465,304        466,973
Research and development expenses           156,812        170,053
                                        -----------    -----------
    Operating income (loss)                  (8,185)       128,187

Other income (expense):
  Interest income                             9,318          3,702
  Interest expense                          (39,674)       (42,548)
  Other income, net                          42,752         38,331
                                        -----------    -----------
    Total other income (expense)             12,396           (515)

    Income before income taxes                4,211        127,672

Income tax expense (benefit)                  1,314         52,044
                                        -----------    -----------

    Net income                          $     2,897         75,628
                                        ===========    ===========

Net income per common share and common
  share equivalents (note 2)            $      0.00           0.01
                                        ===========    ===========

Weighted average number of common
  shares and common share equivalents
  outstanding (note 6)                    7,945,011      8,260,366


See accompanying notes to condensed financial statements.

                          DYNATRONICS CORPORATION
                Condensed Statement of Stockholders Equity
                  Three Months ended September 30, 1995
                                (Unaudited)

                                                                           Total
                                           Common         Retained      stockholders
                                           stock          earnings         equity
                                        -----------      ----------    -------------
Balances at June 30, 1995               $ 1,653,818       2,609,888        4,263,706

Issuance of 20,500 shares of common
  stock upon exercise of employee
  stock options                              17,938               -           17,938

Income tax benefit from nonemployee
  exercise of stock options                   3,326               -            3,326

Net income                                        -           2,897            2,897
                                         -----------    -----------      ------ ----

Balances at September 30, 1995           $ 1,675,082      2,612,785        4,287,867
                                         ===========    ===========      ===========


See accompanying notes to condensed financial statements.

                   DYNATRONICS CORPORATION
             Condensed Statements of Cash Flows
                         (Unaudited)

                                                           Three Months Ended
                                                              September 30
                                                          1995           1994
                                                       ----------     ----------
Cash flows from operating activities:
  Net income                                           $    2,897         75,628
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
    Depreciation and amortization of property and
      equipment                                            42,445         45,725
    Other amortization                                      2,195          2,195
    Provision for doubtful accounts                         3,000          3,000
    Provision for inventory obsolescence                   24,000         24,000
    Provision for warranty reserve                         24,790         31,615
    Decrease (increase) in deferred tax assets             (3,545)         9,138
    Decrease (increase) in operating assets:
      Receivables                                        (135,088)      (838,996)
      Inventories                                        (113,578)       (40,833)
      Prepaid expenses and other assets                   (26,839)       (48,549)
    Increase (decrease) in operating liabilities:
      Trade accounts payable and accrued expenses         (34,772)         2,743
      Deferred compensation                                19,146         18,315
      Income taxes payable                                  4,858         77,906
                                                        ----------     ----------

          Net cash provided by (used in) operating
             activities                                  (190,491)      (638,113)
                                                        ----------     ----------

Cash flows from investing activities:
  Capital (expenditures) source                           (13,726)       (24,227)

          Net cash provided by (used in) investing
             activities                                   (13,726)       (24,227)
                                                        ----------     ----------

Cash flows from financing activities:
  Principal payments under capital lease obligations      (12,226)       (19,032)
  Principal payments on long-term debt                    (24,635)       (22,871)
  Proceeds from sale of common stock                       17,938              -
                                                        ----------     ----------

          Net cash provided by (used in) financing
              activities                                  (18,923)       (41,903)
                                                        ----------     ----------

Net increase (decrease) in cash and cash equivalents     (223,140)      (704,243)

Cash and cash equivalents at beginning of period          779,054        871,008
                                                        ----------     ----------

Cash and cash equivalents at end of period             $  555,914        166,765
                                                       ===========      =========

Supplemental cash flow information
  Cash paid for interest (net of amounts capitalized)     39,674          42,548
  Cash paid for income taxes                                   -             100

Supplemental disclosure of non-cash investing and
     financing activities
  Long-term debt incurred for fixed assets                     -               -
  Capital lease obligations incurred for property and
     equipment                                                 -               -

See accompanying notes to condensed financial statements.

           NOTES TO CONDENSED FINANCIAL STATEMENTS
                       September 30, 1995
                         (Unaudited)

NOTE 1.  PRESENTATION

The financial statements as of September 30, 1995 and for the three months then ended were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments to the financial statements have been made to present fairly the financial position and results of operations and cash flows. All adjustments were of a normal recurring nature. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC an Annual Report on Form 10-K under the name of Dynatronics Corporation and/or Dynatronics Laser Corporation which included audited financial statements for the three years ending June 30, 1995, 1994, and 1993. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10-K filing.

NOTE 2.  EARNINGS PER SHARE

Earnings per common share and common share equivalents are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include shares issuable upon exercise of the Company's stock options.

NOTE 3.  INVENTORIES

Inventories consisted of the following:

                            September 30        June 30
                                1995              1995
                            ------------     --------------
     Raw Materials             $1,519,190       $ 1,201,587
     Finished Goods               383,682           611,207
     Inventory Reserve           (46,264)          (45,764)
                               ----------         ---------
                               $1,856,608        $1,767,030
                             ============       ===========

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment were as follows:

                                     September 30      June 30
                                         1995            1995
                                     -------------    ----------
Land                                  $    589,920       589,920
Building                                 1,935,297     1,935,297
Machinery and equipment, and
   equipment under capital lease           720,202       706,475
                                     -------------    ----------
                                         3,245,419     3,231,692
Less accumulated depreciation
   and amortization                        610,967       568,521
                                     -------------    ----------
                                        $2,634,452     2,663,171
                                     =============    ==========

NOTE 5.  INCOME TAXES

The Company reports the income tax expense (benefit) after considering the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Statement 109 requires the recognition of deferred tax liabilities and assets for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

NOTE 6.  STOCK OPTIONS GRANTED

During 1994, 448,895 options under the 1992 plan were granted to employees, officers and directors of the Company with an exercise price of $0.875 which are exercisable after August 19, 1994 and expire five years from date of grant.
As of September 30, 1995 of the above options 47,440 were exercised. Under the terms of the plan 68,425 options for shares of common stock were available for issuance, but were not granted as of September 30, 1995.

Also in 1994, the Board of Directors granted 1,350,075 options to a nonemployee, 150,075 are exercisable at a price of $0.875 per share. In 1995 the remaining 1,200,000 options were canceled.

NOTE 7.  GUARANTEE OF PROMISSORY NOTE

In fiscal 1995 the board of directors voted to approve the guarantee of a $500,000 bank loan to ITEC Attractions, the Company's 36 percent owned subsidiary. At September 30,
1995 the loan balance of $500,000 and the loan guarantee remain outstanding.

NOTE 8.  OTHER RECEIVABLES

Included in the $255,691 of related party and other receivables is $242,711 due from ITEC Attractions related to unpaid amounts under services agreement, loan guarantee fee, and other miscellaneous expenses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Sales for the quarter ended September 30, 1995 decreased to $1,329,939 as compared to $1,772,416 in the same quarter last year. During the first quarter of fiscal 1994, the Company introduced the Dynatron 550 and Dynatron 850 which added significantly to the sales for that quarter. The Company had planned to introduce the Dynatron 650 Electrotherapy Device and the Dynatron 950 Combination Electrotherapy/Ultrasound Device, early in the first quarter of fiscal 1995 but their introduction was delayed until the end of September, 1995. Within the first 30 days of shipment of these new devices, the Company had received in excess of $1,000,000 in orders for these new units. Unfortunately, the delay in introducing the products only allowed $325,000 of these orders to be shipped in the quarter ended September 30, 1995. In addition, market anticipation of these new products led to lower sales of other Company products as dealers reduced inventories of older models and customers waited for the new products to be available before placing orders for similar equipment. As a result, management anticipates that the second quarter of fiscal 1996 will be well ahead of last years second quarter figures.

Gross Margins as a percentage of sales were 46.2 percent in the reporting quarter compared to 43.2 percent in the same period of the previous year. This increase is directly attributable to the increase in sales of "50 Series" products which carry higher margin percentages on average as compared to the Company's other products.

Selling, general and administrative (SG&A) expenses for the reporting quarter were comparable to the same quarter last year.

Research and development expenses in the reporting quarter decreased by $13,241 over the same period last year. This decrease is mostly due to internal company restructuring.
The Company continues to remain committed to developing new products as well as technologically improving existing devices in order to maintain the Company's competitive edge in the marketplace.

Income before income tax for the reporting quarter equalled
$4,211, as compared to $127,672 during the same quarter of the prior year while net income equalled $2,897 as compared to $75,628 in the same quarter of the prior year. These decreases were the direct result of the delays in shipping the new products and the resultant 25 percent decrease in sales.

Liquidity and Capital Resources
-------------------------------

The Company expects that revenues from operations, cash balances, together with available sources of borrowing, will be adequate to meet working capital needs related to its business and its planned capital expenditures for the upcoming operating period.

The Company continues to maintain a liquid position. The current ratio at September 30, 1995 was 7.5 to 1 and at June
30, 1995 was 7.3 to 1. Current assets represent 54% of total assets.

Trade accounts receivable are mostly from the Company's dealer network and are generally considered to be within term. All accounts payable are within term with the Company continuing its policy of taking advantage of any and all payment discounts available.

The Company maintains a revolving line of credit of $1,000,000 with a commercial bank. No amounts were outstanding on this line of credit at September 30, 1995.
However, $500,000 of the line of credit is restricted in relation to a guarantee by Dynatronics of a loan from the commercial bank to ITEC Attractions, the Company's 36 percent owned subsidiary.

Inventory levels increased 5 percent (or $89,578) to $1,856,608 on September 30, 1995 as compared to $1,767,030 at June 30, 1995. This increase can be directly attributed to the introduction of the Dynatron 650 and 950 which occurred at the end of September, 1995. Management expects inventories will remain at current levels through the balance of the current fiscal year.

Cash balances equalled $555,914 at September 30, 1995 as compared to $779,054 at June 30, 1995. Part of this reduction is due to the increases in inventory associated with the introductions of the new Dynatron 650 and 950.
Another contributing factor was the increase in receivables which occurred as extended terms were offered to certain credit worthy customers as an incentive to increase sales during the quarter.

Business Plan
-------------

The Company developed the new "50 Series" product line to address the specific market need for lower cost, high value products. The first in this series, the Dynatron 150
Ultrasound device, was introduced in February, 1994. The next two devices, the Dynatron 550 and Dynatron 850 were introduced in August, 1994. At the end of September 1995, the Dynatron 650 and 950 were introduced. As anticipated, over the last 20 months, the "50 Series" devices have dramatically improved sales and operating profits.

The "50 Series" has also been a particularly attractive product line for the international market. Due to its low price and compact size, the Company has received inquiries from around the world. Some of the new markets to which product has been shipped include South Africa, Mexico, Philippines, Argentina, Brazil, Chile, Israel, Kuwait, Lebanon, Vietnam and Australia. While international markets are slower to cultivate and develop, the Company feels it can expand its international presence significantly with the "50 Series". Hence, the Company has pursued international marketing contacts particularly in Japan and Europe for the purpose of establishing importers and distributors. In May, 1995 the Company announced the signing of a distribution agreement with a Japanese Company. It is anticipated sales to Japan will begin in March 1996. Other international markets are being planned and the Company expects international sales will increase significantly over last year.

The Company recognizes the need to continually upgrade and re-engineer existing products as well as introduce new products.
The ongoing effort to accomplish these objectives is reflected in the Research and Development expenditures which are running at approximately 11.8 percent of sales this fiscal year. As a result, the Company anticipates being able to reduce costs of manufacturing without sacrificing value or features. The continuing commitment to Research and Development enables Dynatronics to be a technological leader in the market.

The Company remains committed to the concept of Quality First. No cost reductions have been implemented that would negatively impact quality of product or customer service. Efforts to improve quality in every aspect of the Company is an ongoing quest that involves every employee.

Another of the Company's objectives is to evaluate potential acquisitions that would favorably enhance shareholder value and Company growth. Strict criteria for such acquisitions have been set and management continues to evaluate acquisition candidates fitting the stated criteria.

Exploring research opportunities into areas of potential efficacy of the Company's low-power laser device remains the focus for development of laser products. To that end, Company engineers have developed a new 50 series laser product named the Dynatron 1650, which provides varying wavelengths of laser light. While this device may only be used for research purposes in the United States, the Company is currently exploring international markets for this product. Should any research provide evidence deemed sufficient for submission to the U.S. Food and Drug Administration, the Company would give consideration to submitting a Pre-Market Approval Application for the laser to the FDA to obtain marketing clearance for its laser device in the United States.

The Company currently owns approximately 2.3 million shares of ITEC Attractions (ITEC) common stock which, based on the current trading price as quoted on NASDAQ as of November 3, 1995, was valued at approximately $1.4 million. ITEC opened its first facility in Branson, Missouri, in October, 1993. During its 1995 fiscal year, ITEC completed production of its theme film "Ozarks: Legacy and Legend" for the Branson facility. The film was well received by patrons and the reviews were positive. "Ozarks: Legacy and Legend" will be exhibited continuously at the theater. Due primarily to a failed secondary offering of stock last year, ITEC is in arrears on certain lease payments and current liabilities exceed current assets. In addition recurring losses from operations have negatively impacted working capital that was anticipated to be replenished by the failed stock offering. These factors raise substantial doubt about ITEC's ability to continue as a going concern. However, ITEC is currently in negotiations to restructure debt and secure additional capital.

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

Item 3.   Defaults Upon Senior Securities
          -------------------------------

               Not applicable.

Item 4.   Submission of Matters to a Vote of Security
          Holders
          --------------------------------------------------
-

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



                      DYNATRONICS CORPORATION
                             Registrant




Date          11/13/95       /s/ Kelvyn H. Cullimore, Jr.
     ----------------------  ----------------------------
                             Kelvyn H. Cullimore, Jr.
                             President
                             Chief Executive Officer




Date          11/13/95       /s/ Keith E. Turner
     ----------------------  ----------------------------
                             Keith E. Turner
                             Treasurer
                             Chief Accounting Officer and
                             Principal Financial Officer