Form 10-Q/A
period 1995-09-30
DYNATRONICS CORP
filed 1995-12-28
CIK 720875

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           FORM 10-Q
                        AMENDMENT NO. 1

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

      Class             Outstanding at September 30, 1995
----------------------- --------------------------------
Common Stock, No Par Value               7,964,397 shares

                   PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

               A) EX-27

               B) Not applicable.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      DYNATRONICS CORPORATION
                             Registrant




Date          12/28/95       /s/ Kelvyn H. Cullimore, Jr.
     ----------------------  ----------------------------
                             Kelvyn H. Cullimore, Jr.
                             President
                             Chief Executive Officer




Date          12/28/95       /s/ Keith E. Turner
     ----------------------  ----------------------------
                             Keith E. Turner
                             Treasurer
                             Chief Accounting Officer and
                             Principal Financial Officer