Form 10-Q
period 1995-12-31
DYNATRONICS CORP
filed 1996-02-13
CIK 720875

                       UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                          FORM 10-Q

                         (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended
December 31, 1995.

                             or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from --------- to ---------

Commission File Number:  0-12697


                      Dynatronics Corporation
------------------------------------------------------------
(Exact name of registrant as specified in its charter)


                Utah                          87-0398434
-----------------------------------      -------------------
  (State or other jurisdiction of           (IRS Employer
  incorporation or organization)         Identification No.)


7030 Park Centre Drive, Salt Lake City, UT           84121
-------------------------------------------       ----------
 (Address of principal executive offices)         (ZIP Code)

(801) 568-7000
---------------
(Registrant's telephone number, including area code)

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

            Class             Outstanding at December 31, 1995
--------------------------    --------------------------------
Common Stock, No Par Value             7,964,397 shares

                   DYNATRONICS CORPORATION

                      TABLE OF CONTENTS



                                                  Page Number
                                                  -----------
PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements


Condensed Balance Sheets
   December 31, 1995, and June 30, 1995                 1


Condensed Statements of Income
   Three and Six Months Ended December 31, 1995,
   and December 31, 1994                                2

Condensed Statement of Stockholders' Equity
   Six Months Ended December 31, 1995                   3

Condensed Statements of Cash Flows
   Six Months Ended December 31, 1995,
   and December 31, 1994                                4

Notes to Condensed Financial Statements                 5


Item 2.  Management's Discussion and Analysis
   of Financial Condition and Results of Operations     8


Part II.   OTHER INFORMATION                           11

 DYNATRONICS  CORPORATION
 Condensed Balance Sheets


                                                                               December 31       June 30
                                     ASSETS                                        1995            1995
                                                                               -----------       -------
Current assets:
   Cash and cash equivalents                                                       699,417         779,054
   Trade accounts receivable, less allowance for doubtful
          accounts of $60,838 in December and $50,729 in June                    1,489,662         941,017
   Income tax refund receivable                                                     42,719          19,095
   Related party and other receivables                                              41,397         236,021
   Inventories (note 3)                                                          1,560,138       1,767,030
   Prepaid expenses                                                                 58,251          48,300
   Deferred tax asset-current                                                      128,065          53,006
                                                                                 ---------       ---------
          Total current assets                                                   4,019,649       3,843,523
                                                                                 =========       =========
   Net property and equipment (note 4)                                           2,596,413       2,663,171
   Excess of cost over book value of minority interest
       acquired, net of accumulated amortization of
       $109,737 in December and $105,348 in June                                   153,625         158,014
   Deferred tax asset-noncurrent                                                   202,462         178,123
   Other assets                                                                    379,452         344,497
                                                                                 ---------       ---------
                                                                                 7,351,601       7,187,328
                                                                                 =========       =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt                                          105,181         101,345
   Current installments of capital lease obligations                                34,248          44,742
   Accounts payable                                                                132,865         131,138
   Accrued expenses                                                                294,180         247,026
                                                                                   -------         -------
          Total current liabilities                                                566,474         524,251

Long-term debt, excluding current installments                                   2,032,871       2,086,438
Capital lease obligations, excluding current installments                            8,484          22,671
Deferred compensation                                                              328,554         290,262
                                                                                 ---------       ---------
          Total long-term liabilities, excluding current installments            2,369,909       2,399,371
                                                                                 ---------       ---------
          Total  liabilities                                                     2,936,383       2,923,622

Stockholders' equity:
   Common stock, no par value.  Authorized 50,000,000
       shares; issued and outstanding 7,964,397 shares in
       December and  7,943,897 in June                                           1,675,082       1,653,818
   Retained earnings                                                             2,740,136       2,609,888
                                                                                 ---------       ---------
          Total stockholders' equity                                             4,415,218       4,263,706
                                                                                 ---------       ---------
                                                                                 7,351,601       7,187,328
                                                                                 =========       =========

See accompanying notes to condensed financial statements.

                              DYNATRONICS CORPORATION
                           Condensed Statements Of Income
                                    (Unaudited)

                                                            Three Months Ended              Six Months Ended
                                                                December 31                     December 31
                                                              1995        1994               1995         1994
                                                           ---------    ---------          ---------    ---------
Net sales                                                  1,995,379    1,476,514          3,325,318    3,248,930
Cost of sales                                              1,050,094      831,490          1,766,102    1,838,693
                                                           ---------    ---------          ---------    ---------
     Gross profit                                            945,285      645,024          1,559,216    1,410,237

Selling, general, and administrative expenses                500,638      438,774            965,942      905,747
Research and development expenses                            136,199      138,946            293,011      308,999
                                                           ---------    ---------          ---------    ---------
     Operating income (loss)                                 308,448       67,304            300,263      195,491

Other income (expense):
   Interest income                                             8,485        3,447             17,803        7,149
   Interest expense                                          (38,985)     (41,331)           (78,659)     (83,879)
  Other income, net                                           44,517       63,537             87,269      101,868
  Write-off of ITEC note receivable                         (228,824)           0           (228,824)           0
                                                           ---------    ---------          ---------    ---------
     Total other income (expense)                           (214,807)      25,653           (202,411)      25,138

     Income before income taxes                               93,641       92,957             97,852      220,629

Income tax expense (benefit)                                 (33,710)      31,121            (32,396)      83,165
                                                           ---------    ---------          ---------    ---------

     Net income                                              127,351       61,836            130,248      137,464
                                                           =========    =========          =========    =========

Net income per common share and common
  share equivalents (note 2):                                      0            0                  0            0
                                                           ---------    ---------          ---------    ---------
Weighted average number of common shares
  and common share equivalents outstanding                 7,964,397    8,153,440          7,954,704    8,100,527


See accompanying notes to condensed financial statements.

                DYNATRONICS CORPORATION
      Condensed Statement of Stockholders' Equity
           Six Months ended December 31, 1995
                      (Unaudited)


                                                                                             Total
                                                             Common       Retained       stockholders'
                                                             stock        earnings           equity
                                                         ------------    ----------      -------------
Balances at June 30, 1995                                $  1,653,818     2,609,888         4,263,706

Issuance of 20,500 shares of common stock
  upon exercise of employee stock options                      17,938           -              17,938

Income tax benefit from nonemployee
  exercise of stock options                                     3,326           -               3,326

Net income                                                        -         130,248           130,248
                                                         ------------    ----------        ----------

Balances at December 31, 1995                            $  1,675,082     2,740,136         4,415,218
                                                         ============    ==========        ==========

See accompanying notes to condensed financial statements.

                           DYNATRONICS CORPORATION
                      Condensed Statements of Cash Flows
                                 (Unaudited)


                                                                                     Six Months Ended
                                                                                        December 31
                                                                                   1995             1994
                                                                                -----------       --------
Cash flows from operating activities:
  Net income                                                                    $   130,248        137,464
  Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
   Depreciation and amortization of property and equipment                           85,575         92,597
   Other amortization                                                                 4,389          4,389
   Provision for doubtful accounts                                                    6,000          6,000
   Provision for inventory obsolescence                                              48,000         48,000
   Provision for warranty reserve                                                    50,653         65,286
   Decrease (increase) in deferred tax assets                                       (99,398)        30,275
   Decrease (increase) in operating assets:
      Receivables                                                                  (360,021)      (692,932)
      Inventories                                                                   158,892        (38,604)
      Prepaid expenses and other assets                                             (44,906)       (47,496)
   Increase (decrease) in operating liabilities:
      Trade accounts payable and accrued expenses                                    (1,772)      (257,873)
      Deferred compensation                                                          38,292         36,630
      Income taxes payable                                                          (20,298)        87,790
                                                                                  ---------      ---------
           Net cash provided by (used in) operating activities                       (4,346)      (528,474)
                                                                                  ---------      ---------
Cash flows from investing activities:
  Capital (expenditures) source                                                     (18,816)       (10,028)

           Net cash provided by (used in) investing activities                      (18,816)       (10,028)
                                                                                  ---------      ---------
Cash flows from financing activities:
  Principal payments under capital lease obligations                                (24,681)       (37,602)
  Principal payments on long-term debt                                               (4,973)       (46,174)
  Proceeds from sale of common stock                                                 17,938         23,572
                                                                                  ---------     ----------
           Net cash provided by (used in) financing activities                      (56,475)       (60,204)
                                                                                  ---------     ----------
Net increase (decrease) in cash and cash equivalents                                (79,637)      (598,706)

Cash and cash equivalents at beginning of period                                    779,054        871,008
                                                                                  ---------     ----------

Cash and cash equivalents at end of period                                      $   699,417        272,302
                                                                                  =========     ==========

Supplemental cash flow information
  Cash paid for interest (net of amounts capitalized)                                            78,659         83,879
  Cash paid for income taxes                                                                     87,300            100

Supplemental disclosure of non-cash investing and financing activities
  Long-term debt incurred for fixed assets
  Capital lease obligations incurred for property and equipment

See accompanying notes to condensed financial statements.

                   DYNATRONICS CORPORATION
           NOTES TO CONDENSED FINANCIAL STATEMENTS
                      December 31, 1995
                         (Unaudited)

NOTE 1.  PRESENTATION

The financial statements as of December 31, 1995 and for the six months then ended were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments to the financial statements have been made to present fairly the financial position and results of operations and cash flows. All adjustments were of a normal recurring nature. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC an Annual Report on Form 10-K under the name of Dynatronics Corporation and/or Dynatronics Laser Corporation which included audited financial statements for the three years ending June 30, 1995, 1994, and 1993. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10-K filing.


NOTE 2.  EARNINGS PER SHARE

Earnings per common share and common share equivalents are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include shares issuable upon exercise of the Company's stock options.

NOTE 3.  INVENTORIES

Inventories consisted of the following:

                            December 31            June 30
                               1995                  1995
                            -----------           ----------
Raw Materials               $1,231,788            $1,201,587
Finished Goods                 375,209               611,207
Inventory Reserve              (46,859)              (45,764)
                            ----------            ----------
                            $1,560,138            $1,767,030
                            ==========            ==========

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment were as follows:

                                 December 31       June 30
                                    1995             1995
                                 -----------      ----------
Land                             $  589,920       $  589,920
Building                          1,935,297        1,935,297
Machinery and equipment, and
  equipment under capital lease     725,292          706,475
                                 ----------       ----------
                                  3,250,509        3,231,692

Less accumulated depreciation
  and amortization                  654,096          568,521
                                 ----------       ----------
                                 $2,596,413        2,663,171
                                 ==========       ==========

NOTE 5.  INCOME TAXES

The Company reports the income tax expense (benefit) after considering the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Statement 109 requires the recognition of deferred tax liabilities and assets for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.
For December 31, 1995 the Company recognized an income tax benefit of $46,972 associated with a capital loss offset from the write-off of the Company's tax basis in ITEC stock which was deemed to have no value as determined by the filing of a bankruptcy petition by ITEC Attractions, under Chapter 11 of the Federal Bankruptcy Code on January 25, 1996.


NOTE 6.  STOCK OPTIONS GRANTED

At the November 28, 1995 Annual Shareholders Meeting, the shareholders approved the Company's 1995 amended and restated stock option plan authorizing an additional 500,000 options to purchase common stock of the Company. A total of 1,000,000 options are authorized under the plan. In January 1996, the Company granted 51,418 options to employees with an exercise price of $1.27 which are exercisable after a minimum of one year according to a vesting plan and expire five years from date of grant. During 1994, 448,895 options under the 1992 plan were granted to employees, officers and directors of the Company with an exercise price of $0.875 which became exercisable after August 19, 1994 and expire five years from date of grant. As of December 31, 1995, 57,440 of the above options were exercised.

In 1994, the Board of Directors granted 1,350,075 options to a nonemployee, 150,075 are exercisable at a price of $0.875 per share. In 1995, the remaining 1,200,000 options were canceled.


NOTE 7.  GUARANTEE OF PROMISSORY NOTE

In fiscal 1995 the board of directors voted to approve the guarantee of a $500,000 bank loan to ITEC Attractions, the Company's 36 percent owned subsidiary. At December 31, 1995 the loan balance of approximately $475,000 and the loan guarantee remain outstanding. On January 25, 1996, ITEC filed for Chapter 11 bankruptcy. Under the current provisions of ITEC's proposed plan of reorganization, proceeds to Dynatronics from the bankruptcy are anticipated to be sufficient to repay the loan over a five year term.


NOTE 8.  OTHER RECEIVABLES

Included in the $236,021 of related party and other receivables at June 30, 1995 is $228,824 due from ITEC Attractions related to unpaid amounts under services agreement, loan guarantee fee, and other miscellaneous expenses. Due to ITEC's Chapter 11 bankruptcy filing on January 25, 1996 this $228,824 note receivable was written off as of December 31, 1995 because the bankruptcy proceeds payable to Dynatronics under the current provisions of ITEC's plan of reorganization are not expected to be sufficient to pay this debt.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

With the overwhelming market response to the Company's new Dynatron 650 Electrotherapy Device and the Dynatron 950 Electrotherapy/Ultrasound Combination Therapy Device which were introduced the end of September, 1995, the Company has experienced a notable increase in sales and operating profits. Like all the "50 Series" products, these two devices incorporate technology that significantly lowers the cost of manufacturing as well as significantly reducing the physical dimensions of the devices. The Dynatron 650 and 950 are the premier "50 Series" products and represent the Company's most technologically advanced products ever introduced.

Sales for the quarter ended December 31, 1995 increased 35 percent to $1,995,379 as compared to $1,476,514 in the same quarter last year indicating the strong acceptance of the new "50 Series" products. Sales for the six month period increased two percent to $3,325,318 as compared to $3,248,930 in the prior year period.

Gross Margins as a percentage of sales increased to 47 percent during the reporting quarter as compared to 44 percent in the prior year period. This increase is due to the new "50 Series" products, which carry higher margins than the Company's previous products. Management believes margins will continue to improve as production of the new products becomes more efficient.

Selling, General and Administrative (SG&A) expenses for the reporting period increased $61,864 as compared to the same quarter last year while SG&A expenses for the six month period increased $60,195 over the prior year period. This increase is directly related to higher labor expenses associated with the production of the new "50 Series" products.

Research and development expenses in the reporting quarter and for the six month reporting period were comparable to expenses in the same periods last year reflecting the Company's continuing commitment to technologically advanced devices that will maintain the Company's competitive edge in the future.

Operating income for the reporting quarter totalled $308,448 as compared to $67,304 for the same quarter last year. This 358% increase is due to the higher margins associated with the new "50 Series" products and the strong increase in sales volume for the quarter, while maintaining expenses at comparable levels to the prior year period. Year to date, operating profits have increased 54% over the same six month period last year.

For the quarter ended December 31, 1995, the Company recorded a write off of $228,824 related to a note receivable due from ITEC Attractions. ITEC, a 36% owned affiliate of the Company, filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code on January 25, 1996. Based on the plan of reorganization filed by ITEC, the Company does not expect bankruptcy proceeds to be sufficient to pay the note receivable owed to Dynatronics. Therefore, the Company has chosen to write off the receivable at this time.

In prior years, the Company had, for purposes of financial reporting, written off the value of its original investment in ITEC. However, there remained a tax basis in the stock. Since, according to the filed plan of reorganization by ITEC, the stock has become worthless, the Company is able to recognize a tax benefit associated with the write off of the Company's tax basis in the ITEC stock.

The recognition of these write offs and tax benefits represent the full impact of the ITEC bankruptcy filing on the Company based on the plan of reorganization as filed. The net after-tax effect of all aspects of the ITEC bankruptcy as reflected in the financial statements of this quarter was to reduce net earnings by approximately $68,000.

Income before tax for the reporting quarter, including the write off of the $228,824 ITEC note receivable, equalled $93,641 as compared to $92,957 during the same quarter of the prior year. However, net income for the quarter more than doubled to $127,351 as compared to $61,836 for the same quarter last year due to the recognition of tax benefits associated with the write off of the ITEC stock.

Liquidity and Capital Resources
-------------------------------

The Company expects that revenues from operations, together with available sources of borrowing, will be adequate to meet its working capital needs related to its business and its planned capital expenditures for the upcoming operating period.

The Company continues to maintain a liquid position. The current ratio at December 31, 1995 was 7.1 to 1 as compared to
7.3 to 1 at June 30, 1995. Current assets represent 55% of total assets.

Trade accounts receivable are from the Company's dealer network and are generally considered to be within term. All accounts payable are within term with the Company continuing its policy of taking advantage of any and all payment discounts available.

The Company maintains a revolving line of credit in the amount of $1,000,000 with a commercial bank. No amounts were outstanding on this line of credit at December 31, 1995. However, $500,000 of the line of credit is restricted in relation to a guarantee by Dynatronics of a loan from the commercial bank to ITEC Attractions, the Company's 36 percent owned affiliate. With the recent bankruptcy filing by ITEC, it is anticipated that Dynatronics will be asked to perform on this guarantee. However, based on the current plan of reorganization filed with the bankruptcy court by ITEC, proceeds from the bankruptcy are expected to be sufficient to satisfy this obligation.

Inventory levels decreased by $206,892 to $1,560,138 at December 31, 1995, as compared to $1,767,030 at June 30, 1995 due to the large increase in sales during the reporting quarter.

Another direct effect of the sales increase is evidenced by the higher Accounts Receivable of $1,489,662 at December 31, 1995 compared to $941,017 at June 30, 1995. At the same time, cash balances decreased from $779,054 at June 30, 1995 to $699,417 at December 31, 1995. This small decrease in cash balances is expected to reverse as existing receivables are collected.

Long-term debt and capital lease obligations at December 31, 1995 totalled $2,180,784, comprised primarily of the mortgage loan on the Company's office and manufacturing facility.

Business Plan
-------------

The Company developed the new "50 Series" product line to address the specific market need for lower cost, high value products while at the same time restoring more profitable gross margins. The first in this series, the Dynatron 150 Ultrasound device, was introduced in February, 1994. The next two devices, the Dynatron 550 and Dynatron 850 were introduced in August, 1994. The new Dynatron 650 and Dynatron 950 complete the "50 Series" product line. The "50 Series" devices are the primary reason for the strong increases in the Company's sales and operating profits over the past two years.

As expected, the "50 Series" is a particularly attractive product line in the international market. Due to its low price and compact size, the Company has received inquiries from around the world. While international markets are slower to cultivate and develop, the Company feels it can expand its international presence significantly with the "50 Series". In May, 1995, the Company announced the signing of an agreement with a major Japanese distributor of medical devices. The

Company has experienced difficulty in securing the necessary government approvals to commence exporting to Japan. Efforts continue, however, and management expects to begin shipment of product before the end of the fiscal year. To boost sales efforts internationally, the Company hired an experienced manager of international sales at the end of the second quarter. The addition of this experienced manager is expected to expedite efforts internationally.

The Company recognizes the need to continually upgrade and re-engineer existing products as well as introduce new products. The ongoing effort to accomplish these objectives is reflected in the Research and Development expenditures which are running at approximately nine percent of sales for six months ended December 31, 1995. As a result, the Company anticipates being able to reduce costs of manufacturing without sacrificing value or features. The continuing commitment to Research and Development enables Dynatronics to be a technological leader in the market. The quest to improve the product line is a never ending project. New products and engineering improvements are being constantly evaluated and developed.

The Company's marketing strategy includes the development of niche markets, increased emphasis on international sales, lead generation through direct marketing efforts as well as the introduction of new products. The emphasis on introducing new products specifically designed to lower costs of production while providing leading-edge technology at competitive prices has positioned the Company well for the future.

Another avenue to increase sales and profits being pursued by management is that of strategic business alliances, mergers or acquisitions. The Company continues to evaluate acquisition opportunities which could enhance and broaden the Company's product line.

The Company does continue to support research into areas of potential efficacy of its low-power laser device. Should any such research provide evidence deemed sufficient for submission to the U.S. Food and Drug Administration, the Company would give consideration to submitting a Pre-Market Approval Application for the laser to the FDA.


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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          During the reporting quarter, shareholders approved the Company's 1995 Amended and Restated Stock Option Plan authorizing options to purchase up to 1,000,000 shares of common stock of the Company. This plan was approved at the Annual Shareholders Meeting held on November 28, 1995.

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


                              DYNATRONICS CORPORATION
                              -----------------------
                              Registrant




Date      2/13/96             /s/ Kelvyn H. Cullimore, Jr.
     -------------------      ----------------------------
                              Kelvyn H. Cullimore, Jr.
                              President
                              Chief Executive Officer




Date       2/13/96            /s/ Keith E. Turner
     -------------------      -------------------------
                              Keith E. Turner
                              Treasurer
                              Chief Accounting Officer and
                              Principal Financial Officer