Form 10-Q
period 1996-03-31
DYNATRONICS CORP
filed 1996-05-15
CIK 720875

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                          FORM 10-Q

                         (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended
March 31, 1996.
                             or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from __________ to _________

Commission File Number:  0-12697

                Dynatronics Corporation
        -----------------------------------------
   (Exact name of registrant as specified in its charter)

             Utah                             87-0398434
- ------------------------------               ------------
(State or other jurisdiction of              (IRS Employer
  incorporation or organization)          Identification No.)

7030 Park Centre Drive, Salt Lake City, UT         84121
- ------------------------------------------       ----------
 (Address of principal executive offices)        (ZIP Code)


                     (801) 568-7000
    ---------------------------------------------------
    (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      X   Yes           No
                    -----         -----

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is:

           Class               Outstanding at March 31, 1996
- --------------------------     -----------------------------
Common Stock, No Par Value            7,984,747 shares

                   DYNATRONICS CORPORATION

                      TABLE OF CONTENTS




                                                  Page Number
                                                  -----------

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements


Condensed Balance Sheets
   March 31, 1996, and June 30, 1995                       1


Condensed Statements of Income
   Three and Nine Months Ended March 31, 1996,
   and March 31, 1995                                      2

Condensed Statement of Stockholders' Equity
   Nine Months Ended March 31, 1996                        3

Condensed Statements of Cash Flows
   Nine Months Ended March 31, 1996,
   and March 31, 1995                                      4

Notes to Condensed Financial Statements                    5


Item 2.  Management's Discussion and Analysis
   of Financial Condition and Results of Operations        8


Part II.   OTHER INFORMATION                              12

                                     DYNATRONICS CORPORATION
                                     Condensed Balance Sheets

                                                                March 31            June 30
                                     ASSETS                       1996                1995
                                                               ----------          ----------
Current assets:
   Cash and cash equivalents                                   $1,137,075             779,054
   Trade accounts receivable, less allowance for doubtful
          accounts of $61,271 in March and $50,729 in June      1,360,911             941,017
   Income tax refund receivable                                         0              19,095
   Related party and other receivables                             12,369             236,021
   Inventories (note 3)                                         1,476,752           1,767,030
   Prepaid expenses                                                49,866              48,300
   Deferred tax asset-current                                     135,310              53,006
                                                               ----------          ----------
          Total current assets                                  4,172,283           3,843,523

   Net property and equipment (note 4)                          2,568,682           2,663,171
   Excess of cost over book value of minority interest
       acquired, net of accumulated amortization of
       $111,932 in March and $105,348 in June                     151,430             158,014
   Deferred tax asset-noncurrent                                  196,415             178,123
   Other assets                                                   423,948             344,497
                                                               ----------          ----------
                                                               $7,512,758           7,187,328
                                                               ==========          ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt                      $  107,153             101,345
   Current installments of capital lease obligations               25,499              44,742
   Accounts payable                                               121,656             131,138
   Accrued expenses                                               333,290             247,026
   Income taxes payable                                            40,966                   0
                                                               ----------          ----------
          Total current liabilities                               628,564             524,251

Long-term debt, excluding current installments                  2,005,331           2,086,438
Capital lease obligations, excluding current installments           6,748              22,671
Deferred compensation                                             347,700             290,262
                                                               ----------          ----------
          Total long-term liabilities, excluding
               current installments                             2,359,779           2,399,371
                                                               ----------          ----------
          Total liabilities                                     2,988,343           2,923,622

Stockholders' equity:
   Common stock, no par value.  Authorized 50,000,000
       shares; issued and outstanding 7,984,747 shares in
       March and  7,943,897 in June                             1,695,204           1,653,818
   Retained earnings                                            2,829,211           2,609,888
                                                               ----------          ----------
          Total stockholders' equity                            4,524,415           4,263,706
                                                               ----------          ----------

                                                               $7,512,758           7,187,328
                                                               ==========          ==========

                See accompanying notes to condensed financial statements.

                                        DYNATRONICS CORPORATION
                                     Condensed Statements Of Income
                                              (Unaudited)

                                                    Three Months Ended            Nine Months Ended
                                                        March 31                      March 31
                                                   1996           1995           1996          1995
                                                ----------     ----------     ----------    -----------
Net sales                                   $   1,633,092      1,402,662      4,958,410     4,651,592
Cost of sales                                     872,606        811,154      2,638,708     2,649,847
                                             -------------    -----------    -----------   -----------

     Gross profit                                 760,486        591,508      2,319,702     2,001,745

Selling, general, and administrative expenses     488,077        404,210      1,454,019     1,309,957
Research and development expenses                 133,504        123,920        426,515       432,919
                                             -------------    -----------    -----------   -----------
     Operating income (loss)                      138,905         63,378        439,168       258,869


Other income (expense):
   Interest income                                 11,308          3,644         29,111        10,793
   Interest expense                               (38,290)       (40,695)      (116,949)     (124,574)
  Other income, net                                38,595         36,364        125,864       138,232
  Write-off of ITEC note receivable                     0              0       (228,824)            0
                                             -------------    -----------    -----------   -----------
     Total other income (expense)                  11,613           (687)      (190,798)       24,451

     Income before income taxes                   150,518         62,691        248,370       283,320

Income tax expense (benefit)                       61,443         42,399         29,047       125,564
                                             -------------    -----------    -----------   -----------

     Net income                             $      89,075         20,292        219,323       157,756
                                             =============    ===========    ===========   ===========

Net income per common share and common
  share equivalents (note 2):               $        0.01           0.00           0.03          0.02
                                             =============    ===========    ===========   ===========

Weighted average number of common shares
  and common share equivalents outstanding      7,984,121      7,934,008      7,964,438     7,923,810




                   See accompanying notes to condensed financial statements.

                                     DYNATRONICS CORPORATION
                           Condensed Statement of Stockholders' Equity
                                 Nine Months ended March 31, 1996
                                            (Unaudited)


                                                                                        Total
                                                 Common            Retained         stockholders'
                                                  stock            earnings            equity
                                               -----------       -------------      -------------
Balances at June 30, 1995                   $    1,653,818          2,609,888          4,263,706

Issuance of 40,850 shares of common stock
  upon exercise of employee stock options           35,744                -               35,744

Income tax benefit from nonemployee
  exercise of stock options                          5,642                -                5,642

Net income                                             -              219,323            219,323
                                             --------------        ------------     -------------

Balances at March 31, 1996                   $   1,695,204          2,829,211          4,524,415
                                             ==============        ============     =============





                    See accompanying notes to condensed financial statements.

                                         DYNATRONICS CORPORATION
                                   Condensed Statements of Cash Flows
                                                (Unaudited)

                                                                         Nine Months Ended
                                                                             March 31,
                                                                      1996               1995
                                                                    ---------          ---------
Cash flows from operating activities:
  Net income                                                    $     219,323            157,756
  Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
   Depreciation and amortization of property and equipment            129,601            141,991
   Other amortization                                                   6,584              6,584
   Provision for doubtful accounts                                      9,000              9,000
   Provision for inventory obsolescence                                72,000             72,000
   Provision for warranty reserve                                      82,832            110,932
   Decrease (increase) in deferred tax assets                        (100,596)            73,958
   Decrease (increase) in operating assets:
      Receivables                                                    (205,242)          (703,078)
      Inventories                                                     218,278           (104,015)
      Prepaid expenses and other assets                               (81,017)           (71,238)
   Increase (decrease) in operating liabilities:
      Trade accounts payable and accrued expenses                      (6,050)          (265,012)
      Deferred compensation                                            57,438             54,945
      Income taxes payable                                             65,703             86,356
                                                                    -----------        -----------

           Net cash provided by (used in) operating activities        467,854           (429,821)
                                                                    -----------        -----------

Cash flows from investing activities:
  Capital (expenditures) source                                       (35,112)           (27,650)
                                                                    -----------        -----------

           Net cash provided by (used in) investing activities        (35,112)           (27,650)
                                                                    -----------        -----------

Cash flows from financing activities:
  Principal payments under capital lease obligations                  (35,166)           (51,285)
  Principal payments on long-term debt                                (75,299)           (69,910)
  Proceeds from sale of common stock                                   35,744             23,572
                                                                    -----------        -----------

           Net cash provided by (used in) financing activities        (74,721)           (97,623)
                                                                    -----------        -----------

Net increase (decrease) in cash and cash equivalents                  358,021           (555,094)

Cash and cash equivalents at beginning of period                      779,054            871,008
                                                                    -----------        -----------

Cash and cash equivalents at end of period                       $  1,137,075            315,914
                                                                  =============        ===========

Supplemental cash flow information
  Cash paid for interest (net of amounts capitalized)                 116,949            124,574
  Cash paid for income taxes                                           88,900                250

Supplemental disclosure of non-cash investing
and financing activities
  Long-term debt incurred for fixed assets                                  0                  0
  Capital lease obligations incurred for property and equipment             0             19,990

                   See accompanying notes to condensed financial statements.

                DYNATRONICS CORPORATION
        NOTES TO CONDENSED FINANCIAL STATEMENTS
                     March 31, 1996
                       (Unaudited)


NOTE 1.  PRESENTATION

The financial statements as of March 31, 1996 and for the nine months then ended were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments to the financial statements have been made to present fairly the financial position and results of operations and cash flows. All adjustments were of a normal recurring nature. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC Annual Reports on Form 10-K under the name of Dynatronics Corporation and/or Dynatronics Laser Corporation which included audited financial statements for the three years ending June 30, 1995, 1994, and 1993. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10-K filing.

NOTE 2.  EARNINGS PER SHARE

Earnings per common share and common share equivalents are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include shares issuable upon exercise of the Company's stock options.

NOTE 3.  INVENTORIES

Inventories consisted of the following:

                            March 31        June 30
                              1996            1995
                          ------------    ------------

     Raw Materials         $1,142,735      $1,201,587
     Finished Goods           404,930         611,207
     Inventory Reserve        (70,913)        (45,764)
                           ----------      ----------
                           $1,476,752      $1,767,030
                           ==========      ==========

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment were as follows:

                                    March 31      June 30
                                      1996          1995
                                    --------      --------
Land                               $  589,920       589,920
Building                            1,935,297     1,935,297
Machinery and equipment, and
   equipment under capital lease      741,588       706,475
                                   ----------    ----------
                                    3,266,805     3,231,692
Less accumulated depreciation
   and amortization                   698,123       568,521
                                   ----------    ----------
                                   $2,568,682     2,663,171
                                   ==========    ==========

NOTE 5.  STOCK OPTIONS GRANTED

At the November 28, 1995 Annual Shareholders Meeting, the shareholders approved the Company's 1995 amended and restated stock option plan authorizing an additional 500,000 options to purchase common stock of the Company. A total of 1,000,000 options are authorized under the plan. During the quarter ended March 1996, the Company granted 166,026 options to employees, officers and directors of the Company with an exercise price of $1.08 which are exercisable after a minimum of one year according to a vesting plan and expire from five to seven years from date of grant. During 1994, 448,895 options under the 1992 plan were granted to employees, officers and directors of the Company with an exercise price of $0.875 which became exercisable after August 19, 1994 and expire five years from date of grant. As of March 31, 1996, 67,790 of the above options had been exercised. In 1994, the Board of Directors granted options to a non-employee, of which 150,075 options remain outstanding and are exercisable at a price of $0.875 per share.


NOTE 6.  GUARANTEE OF PROMISSORY NOTE

In fiscal 1995 the board of directors voted to approve the guarantee of a $500,000 bank loan to ITEC Attractions, an affiliate of the Company. At March 31, 1996 the loan and the loan guarantee remained outstanding. On January 25, 1996, ITEC filed for Chapter 11 bankruptcy. Under the provisions of ITEC's proposed plan of reorganization, including a purchase agreement from an outside party, proceeds to Dynatronics from the bankruptcy were anticipated to be sufficient to repay the loan. The purchase offer was later withdrawn. Subsequent to March 31, 1996, Dynatronics performed on its guarantee by paying to the commercial bank $491,279, which represents the total obligation under the guarantee including principal, interest and bank charges. The Company now holds the bank's note as an additional receivable from ITEC for the above amount, the collectability of which is uncertain. ITEC is currently formulating a new plan of reorganization. Dynatronics' ability to recover from ITEC on the note will be dependent upon the efficacy and terms of the new plan. The Company expects to have sufficient information to record the uncollectible amount and make a final disposition of this matter in the fourth quarter.

NOTE 7.  OTHER RECEIVABLES

Included in the $236,021 of related party and other receivables at June 30, 1995 is $228,824 due from ITEC Attractions related to unpaid amounts under services agreement, loan guarantee fee, and other miscellaneous expenses. Due to ITEC's Chapter 11 bankruptcy filing on January 25, 1996 this $228,824 note receivable was written off as of December 31, 1995 because the bankruptcy proceeds payable to Dynatronics under the provisions of ITEC's plan of reorganization, as originally filed, were not expected to be sufficient to pay this debt.


NOTE 8.  ASSET ACQUISITION

On May 1, 1996, the Company acquired the assets of Superior Orthopaedic Supplies for approximately $1,750,000 which was financed with cash of approximately $700,000, approximately $200,000 in assumed liabilities, Company common stock of 440,000 shares, and a promissory note for $550,000 amortized over 10 years at 7 percent interest with a balloon payment due at the end of three years. The company also paid an estimated $100,000 in acquisition related costs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Results of Operations
- ---------------------

Sales for the quarter ended March 31, 1996 increased 16 percent to $1,633,092 as compared to $1,402,662 in the same quarter last year. Sales for the nine month period increased
6.6 percent to $4,958,410 as compared to $4,651,592 in the prior year period. These increases are due primarily to the new "50 Series" product line which has received strong market acceptance. The "50 Series" products incorporate technology that significantly lowers the cost of manufacturing as well as significantly reducing the physical dimensions of the devices when compared to their predecessor devices.

Gross Margins as a percentage of sales increased to 46.6 percent during the reporting quarter as compared to 42.2 percent in the prior year period. This increase is also due to the new "50 Series" products, which carry higher margins than the Company's previous products.

Selling, General and Administrative (SG&A) expenses for the reporting period increased $83,867 as compared to the same quarter last year while SG&A expenses for the nine month period increased $144,062 over the prior year period. This increase is primarily related to higher labor expenses.

Research and development expenses in the reporting quarter increased 7.7 percent compared to the prior year period while expenses for the nine month period remained comparable to expenses in the same period last year. The Company continues its commitment to supplying technologically advanced devices that will maintain its competitive edge in the future. The increase in research and development expenses for the quarter is related to development of new products slated for introduction in fiscal 1997.

Operating income for the reporting quarter totalled $138,905 as compared to $63,378 for the same quarter last year. This 119 percent increase is due to the higher margins associated with the new "50 Series" products and the 16 percent increase in sales volume for the quarter. These same factors are responsible for the 70 percent increase in operating profits for the nine month period ended March 31, 1996 compared to the same nine month period last year.

For the quarter ended December 31, 1995, the Company recorded a write off of $228,824 related to a note receivable due from

ITEC Attractions. ITEC, an affiliate of the Company, filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code on January 25, 1996. Based on the plan of reorganization filed by ITEC in January, the Company did not expect bankruptcy proceeds to be sufficient to pay the note receivable owed to Dynatronics. Therefore, the Company wrote off the receivable in the second quarter.

In prior years, the Company had, for purposes of financial reporting, written off the value of its original investment in ITEC. However, there remained a tax basis in the stock. Since, according to the filed plan of reorganization by ITEC, the stock has become worthless, the Company was able to recognize a tax benefit in the second quarter associated with the write off of the Company's tax basis in the ITEC stock. The net after-tax effect of all aspects of the ITEC bankruptcy as reflected in the financial statements of the second quarter was to reduce net earnings by approximately $68,000.

Income before tax for the reporting quarter, increased 140 percent to $150,518 as compared to $62,691 during the same quarter of the prior year. Income before tax for the nine month period decreased to $248,370 as compared to $283,320 in the prior year period primarily due to the ITEC write off discussed above. Exclusive of the ITEC write off, income before tax for the nine month period ended March 31, 1995, was $477,194, a 68 percent improvement over the same period last year.

Net income for the reporting quarter increased to $89,075 as compared to $20,292 for the same quarter in the prior year. Net income for the nine month period increased to $219,323 as compared to $157,756 in the prior year period based on the improved sales together with the higher margins associated with the "50 Series" products. Exclusive of the effects of the ITEC transactions recorded in the second quarter, net income would have risen to approximately $287,000 for the nine month period ended March 31, 1996, an increase of 82 percent over the previous year's earnings of $157,756.

During the reporting quarter, the Company announced its intent to acquire the assets of Superior Orthopaedic Supplies, a manufacturer of medical supplies and disposable products for the physical medicine market. The acquisition became effective on May 1, 1996. With the addition of Superior's products to the Company's existing line of capital equipment, Dynatronics has become a single-source supplier for the physical medicine market which management anticipates will lead to greater market penetration both domestically and internationally. Superior reported 1995 sales of $2,137,000.

The addition of Superior sales should increase Company sales by about 33 percent in fiscal 1997.

Liquidity and Capital Resources
- -------------------------------

The Company expects that revenues from operations, together with available sources of borrowing, will be adequate to meet its working capital needs related to its business and its planned capital expenditures for the upcoming operating period.

The Company continues to maintain a liquid position. The current ratio at March 31, 1996 was 6.6 to 1 as compared to
7.3 to 1 at June 30, 1995. Current assets represent 56% of total assets.

Trade accounts receivable are from the Company's dealer network and are generally considered to be within term. All accounts payable are within term with the Company continuing its policy of taking advantage of any and all payment discounts available.

The Company maintains a revolving line of credit in the amount of $1,000,000 with a commercial bank. No amounts were outstanding on this line of credit at March 31, 1996. However, on April 30, 1996, the Company was required to repay the ITEC loan it had guaranteed with a commercial bank plus interest and fees in the amount of $491,279. This loan was paid off using the Company's revolving line of credit facility and existing cash balances.

Inventory levels decreased by $290,278 to $1,476,752 at March
31, 1996, as compared to $1,767,030 at June 30, 1995 due to
the increase in sales during the reporting quarter.

Another direct effect of the sales increase is evidenced by the higher Accounts Receivable of $1,360,911 at March 31, 1996 compared to $941,017 at June 30, 1995. At the same time, cash balances increased to $1,137,075 at March 31, 1996 as compared to $779,054 at June 30, 1995 due to increased profits and positive cash flow from operations.

Long-term debt and capital lease obligations excluding current installments at March 31, 1996 totalled $2,012,079, comprised primarily of the mortgage loan on the Company's office and manufacturing facility.

On May 1, 1996, the Company acquired the assets of Superior Orthopaedic Supplies for approximately $1.75 million which was financed through a combination of cash, Company stock, assumed liabilities, and notes. At closing the Company paid to the sellers approximately $700,000 in cash and in addition paid an estimated $100,000 in fees and expenses related to the acquisition.


Business Plan
- -------------

The Company developed the new "50 Series" product line to address the specific market need for lower cost, high value products while at the same time restoring more profitable gross margins. The first in this series, the Dynatron 150 Ultrasound device, was introduced in February, 1994. The next two devices, the Dynatron 550 and Dynatron 850 were introduced in August, 1994. The new Dynatron 650 and Dynatron 950 introduced in the second quarter of the current fiscal year complete the "50 Series" product line. The "50 Series" devices are the primary reason for the strong increases in the Company's sales and operating profits over the past two years.

As expected, the "50 Series" is a particularly attractive product line in the international market. Due to its low price and compact size, the Company has received inquiries from around the world to purchase these devices. While international markets are slower to cultivate and develop, the Company feels it can expand its international presence significantly with the "50 Series". In May, 1995, the Company announced the signing of an agreement with a major Japanese distributor of medical devices. While the Company has experienced difficulty in securing the necessary government approvals to commence exporting to Japan, efforts continue and management expects to begin shipment of product before the end of the 1996 calendar year. To boost sales efforts internationally, the Company hired an experienced manager of international sales at the end of the second quarter. During the reporting quarter, international sales outside of North America have been the highest in the Company's history.

With the recent acquisition of Superior Orthopaedic Supplies, the Company plans to expand distribution of Superior's product line of soft goods and disposable products through Dynatronics' dealer network. Offering a broad product line is of strategic importance as clinics continue to consolidate and develop centralized purchasing which favors single source suppliers for their medical device and supplies needs.

The Company recognizes the need to continually upgrade and re-engineer existing products as well as introduce new products. The ongoing effort to accomplish these objectives is reflected in the Research and Development expenditures which are running at approximately eight percent of sales for nine months ended March 31, 1996. As a result, the Company anticipates being able to reduce costs of manufacturing without sacrificing value or features. The continuing commitment to Research and Development enables Dynatronics to be a technological leader in the market. The quest to improve the product line is a never ending project. New products and engineering improvements are being constantly evaluated and developed.
The Company anticipates introducing two new product lines in fiscal 1997.

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

Another avenue to increase sales and profits being pursued by management is that of strategic business alliances, mergers or acquisitions such as the Superior Orthopaedics acquisition discussed above. The Company continues to evaluate additional acquisition opportunities which could enhance and broaden the Company's product line.

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


                              DYNATRONICS CORPORATION
                              -------------------------
                              Registrant




Date     5/14/96              /s/ Kelvyn H. Cullimore, Jr.
     --------------------     ------------------------------
                              Kelvyn H. Cullimore, Jr.
                              President
                              Chief Executive Officer




Date     5/14/96              /s/ Keith E. Turner
     --------------------     ------------------------------
                              Keith E. Turner
                              Treasurer
                              Chief Accounting Officer and
                              Principal Financial Officer