Form 10-Q/A
period 1996-03-31
DYNATRONICS CORP
filed 1996-06-27
CIK 720875

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

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from
- ------------ to ------------

Commission File Number:  0-12697

                   Dynatronics Corporation
   ------------------------------------------------------
   (Exact name of registrant as specified in its charter)

             Utah                           87-0398434
- --------------------------------        ------------------
(State or other jurisdiction of           (IRS Employer
 incorporation or organization)         Identification No.

7030 Park Centre Drive, Salt Lake City, UT        84121
- ------------------------------------------     -----------
 (Address of principal executive offices)       (Zip Code)


                       (801) 568-7000
   -------------------------------------------------------
     (Registrant's telephone number, including area code)

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



                              DYNATRONICS CORPORATION
                              Registrant




Date    June 26, 1996         /s/ Kelvyn H. Cullimore, Jr.
     --------------------     -----------------------------
                              Kelvyn H. Cullimore, Jr.
                              President
                              Chief Executive Officer




Date    June 26, 1996         /s/ Keith E. Turner
     --------------------     ----------------------------
                              Keith E. Turner
                              Treasurer
                              Chief Accounting Officer and
                              Principal Financial Officer