Form 10-K
period 1996-06-30
DYNATRONICS CORP
filed 1996-09-30
CIK 720875

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
[Fee Required] for the fiscal year ended June 30, 1996.

[  ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
[No Fee Required] for the transition period from ----------- to ---------.

                 Commission file number 0-12697

                    DYNATRONICS CORPORATION

          Utah                               87-0398434
- ------------------------              ------------------------
(State of Incorporation)                   (I.R.S. Employer
                                          Identification No.)

                     7030 Park Centre Drive
                  Salt Lake City, Utah  84121
                         (801) 568-7000

  Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes X or No   .

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $7,400,000 as of September 26, 1996.

The number of shares outstanding of each of the registrant's classes of common stock as of September 26, 1996:

         Class                     Shares Outstanding
- --------------------------         ------------------
Common Stock, no par value              8,424,747

The Company hereby incorporates the following document by reference into this Report as indicated: (1) The Company's 1996 Proxy and Information Statement, incorporated by reference into Items 11 and 12 of this Report on Form 10-K. The statement will be provided to shareholders subsequent to the filing of this Report.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
______________________________________________________________
Exhibit index at page 19.

                                 PART I

Item 1.   Description of the Business
          ---------------------------

   Dynatronics Corporation, formerly Dynatronics Laser Corporation ("Dynatronics" or the "Company"), a Utah corporation, was organized April 29, 1983 to acquire its affiliates, Dynatronics Research Corporation, and Dynatronics Marketing Company, which were incorporated in Utah in 1979 and 1980, respectively. The principal business of the Company is the design, manufacture and sale of medical devices for therapeutic use by medical practitioners. Over the years, the Company has grown to become a leader in sales of electrotherapy and therapeutic ultrasound equipment which are two of the most common device modalities used by physical medicine practitioners. The Company distributes its products through independent dealers nationwide and internationally.

   On May 1, 1996, the Company acquired the assets of Superior Orthopaedics Supplies, Inc. ("Superior"), a manufacturer of medical soft goods and supplies for the physical medicine market. Superior is located in Ooltewah, Tennessee, a suburb of Chattanooga, Tennessee. The addition of Superior's products to the Company's existing line of capital equipment significantly broadens the Company's product line and strengthens channels of distribution allowing for greater market penetration both domestically and internationally.
With facilities in Salt Lake City and Chattanooga, the Company is better positioned to service a nationwide market.

   On August 15, 1996, the Company announced the signing of a five-year agreement with Life-Tech, Inc. which appoints the Company as exclusive distributor of Life-Tech's iontophoresis products to the physical medicine market throughout the United States and Canada and as a non-exclusive distributor internationally. Iontophoresis is a process by which anti-inflammatory drugs and local anesthetics are delivered transdermally without the use of injection needles. The acceptance of iontophoresis as a method of treatment among physical therapists has grown significantly over the past decade.

              Description of Products Manufactured
                 and Distributed by the Company

   The Company's product line can be divided into two primary segments: (1) Therapy Devices including Electrotherapy and Therapeutic Ultrasound; and (2) Medical Supplies and Soft Goods. These products are used primarily by physical therapists, chiropractors, sports medicine doctors and other physical medicine practitioners.

Therapy Devices
- ---------------

   Electrotherapy - The therapeutic effects of electrical energy have occupied an important position in physical medicine for over three decades. There has been an evolution through the years to use the most effective and painless wave forms and frequencies for patient comfort and for success in the treatment of pain and related physical ailments.

Medium frequency alternating currents ("AC"), which are used in the the Company's electrotherapy devices, are believed to be the most effective and comfortable for patients. Electrotherapy is commonly used for treating chronic, intractable pain and/or acute, post-traumatic pain, increasing local blood circulation, relaxation of muscle spasms, prevention or retardation of disuse atrophy, and muscle re-education.

   Therapeutic Ultrasound - Ultrasound therapy is a process of providing therapeutic deep heat to muscle tissues through the introduction of soundwaves into the body. It is the most common device modality used in physical therapy today for the treatment of pain relief, muscles spasms and joint contractures.

"50 Series" Products

   With recent industry trends toward managed care, the Company anticipated an increased market demand for lower cost devices that did not sacrifice important features. The result was the introduction of the "50 Series" product line which incorporates the latest in technology allowing the Company to reduce the size of devices by 50% compared to their predecessor devices and also reduce the price without forfeiting key features.

   The first "50 Series" device, the Dynatron 150, was introduced in February 1994. In August 1994, the Dynatron 550 and 850 were introduced. During fiscal 1996, the Company introduced two additional products, the Dynatron 650 and Dynatron 950. The "50 Series" product line has been very well received by the market as evidenced by sales increases of 25% and 11% in fiscal 1995 and 1996 respectively. Dynatronics intends to continue development of the "50 Series" and remain a leader in the design, manufacture and sale of therapy devices. Therapy devices accounted for the majority of sales revenue in fiscal 1996.

Iontophoresis

   The Company recently added Life-Tech's line of iontophoresis products to its family of therapy devices offered to practitioners. These products include the Iontophor II and Microphor devices which are used in physical medicine applications primarily for treating inflammation.

   The chart below lists the therapy products marketed by the Company which materially contributed to total Company sales.

                         Schedule of Therapy Products
                  Manufactured and Distributed by the Company

                                                   Fiscal Year
Product Name            Description                Introduced
- ------------            -----------                --------

Dynatron 100 Plus       Electrotherapy             4th quarter 1993

Dynatron 500 Plus       Multi-modality             2nd quarter 1994
                        Electrotherapy

Dynatron 800            Combination                3rd quarter 1993
                        Electrotherapy/Ultrasound

Dynatron 150*           Ultrasound                 3rd quarter 1994

Dynatron 550*           Multi-modality             1st quarter 1995
                        Electrotherapy

Dynatron 850*           Combination                1st quarter 1995
                        Electrotherapy/Ultrasound

Dynatron 650*           Multi-modality             2nd quarter 1996
                        Electrotherapy

Dynatron 950*           Combination                2nd quarter 1996
                        Electrotherapy/Ultrasound

New Products Scheduled for Introduction in the First Quarter of Fiscal 1997
- ---------------------------------------------------------------------------

Dynatron 125**+         Ultrasound                 1st quarter 1997

Dynatron 525**          Electrotherapy             1st quarter 1997

Iontophor II &          Iontophoresis              1st quarter 1997
Microphor ++

Dynatron is a registered trademark (#1280629) owned by Dynatronics

               *  "50 Series" Product Line
              **  "Dynamite Series" Product Line
               +  Scheduled for introduction late September, 1996
              ++  Manufactured by Life-Tech

Allocation of Sales Among Key Products
- --------------------------------------

   The Dynatron 950, which was introduced in October, 1995 represented 25% of consolidated revenues in fiscal 1996. The Dynatron 850, which was introduced during fiscal 1995, represented 27% of consolidated revenues in fiscal 1995. The Dynatron 500 and Dynatron 500 Plus combined represented approximately 17 percent of revenues in fiscal 1994. The Dynatron 800 represented approximately 24 percent of
consolidated revenues in 1994.   No other product accounted
for more than 15 percent of the Company's revenues during any of the last three fiscal years.

Medical Supplies and Soft Goods
- -------------------------------

   The Company's product line of therapy devices has been significantly expanded by more than 200 new products through the acquisition of Superior Orthopaedics Supplies in May 1996. The Company now offers nearly every major category of supplies and equipment used in physical therapy clinics. These product categories include orthopedic soft goods, cervical supports, exercise products, lumbar supports, hot and cold therapy equipment, patient care supplies, neoprene supports, treatment tables, whirlpool products, and various additional supplies and soft goods.

   As a result of the introduction of the above-mentioned products and the acquisition of Superior Orthopaedic Supplies, the Company has become a broad line supplier in the physical medicine market. The target markets for the Company are physical therapy, chiropractic, podiatry, sports medicine, industrial medicine, family practice, and the sub-groups of each of these specialties.

   Medical supplies and soft goods now manufactured by the Company include: hot and cold packs, therapy wraps, wrist splints, neoprene braces and supports, lumbar supports, cervical collars, slings, cervical pillows, back cushions, weight racks, and treatment tables. Products distributed by the Company include: skin cleanser, lotions and gels, paper products, athletic tape, canes and crutches, reflex hammers, stethoscopes, splints, elastic wraps, exercise weights, theraband tubing, hydrocollators, whirlpools, gloves, electrodes, tens devices, and traction equipment. The Company is continually seeking additional new products to manufacture or distribute.

Other Products
- --------------

   In addition to the therapy products and medical supplies and soft goods already mentioned, the Company continues to sell on a limited basis other products such as the Dynatron 2000 Patient Testing and Management System, Dynatron 360 Range of Motion Inclinometer, Dynatron 320 Grip Strength Analyzer, Dynatron 330 Body Composition Analyzer, Dynatron 200 Microcurrent device, and the Dynatron 400 Electrotherapy device.

Low Power Laser
- ---------------

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

   In the 1980's, Dynatronics filed a PMA with the FDA for its Dynatron 1120 low-power laser device. After the expenditure of substantial effort and resources, the FDA refused to clear the laser for general marketing due to inconclusive evidence of the effectiveness of the device. Consequently, due to the subjective nature of the process and the required commitment of human and monetary resources, the Company is not currently seeking FDA clearance of its low-power laser device. Instead, the Company continues to seek indications of efficacy that can be more easily demonstrated in a PMA. Should such an indication of efficacy be identified, the Company would again give consideration to actively seeking FDA approval of its low-power laser devices.

   The Dynatron 1120 was the primary low-power laser device manufactured by the Company in the 1980's and early 1990's. The Dynatron 1120 emits a red beam of light at 632.8 nanometer wavelength with a power of approximately one milliwatt at the probe tip. It also incorporates the capability of delivering low-power, electrical stimulation. This device was discontinued in 1994.

   In recent years, the Company has developed the Dynatron 1650 laser device. This device is smaller and more compact in keeping with the "50 Series" design of products. The Dynatron 1650 has the ability to deliver multiple wavelengths by simply changing the probe. Presently, the device is offered in 3 mW and 15 mW power outputs at 633 nm wavelength (red) and at 50 mW and 100 mW power outputs at 830 nm wavelengths (infrared).

   Since no low-power laser has been cleared for marketing in the United States, the Dynatron 1650 is only sold domestically for research purposes under approved Investigational Device Exemptions pursuant to FDA guidelines. There is growing interest, however, in the Dynatron 1650 in foreign markets. Recent changes in FDA export regulations of investigational medical devices eases the regulatory burden for accessing these foreign markets. However, the Company does not expect these changes to materially affect sales in the next fiscal year.

                Description of the Company's
           Marketing and Manufacturing Operations

Patents and Trademarks
- ----------------------

   The Company currently holds a patent on the "Target" feature of its electrotherapy products which will remain in effect until July 18, 2006 and a patent on the Company's multi-frequency ultrasound technology which will remain in effect until June, 2013. In addition, the Company is seeking international patent rights to protect its proprietary ultrasound technology in foreign countries. A design patent is also held on the Dynatron Equalizer which will remain in effect until July 21, 2006. This design patent covers the device's appearance. No other patents exist on the Company's devices. The trademark "Dynatron" has been registered with the United States Patent and Trademark Office and the appropriate government offices in Japan. The Company's other copyrightable material is protected under U.S. copyright laws.

Warranty Service
- ----------------

   The Company warrants all products it manufactures for time periods ranging in length from 90 days to one year after the sale. The Company also sells accessory items supplied by other manufacturers. These accessory products carry warranties similar to those offered by the Company. All sales are serviced from the Salt Lake City and Chattanooga facilities. These warranty policies are comparable to warranties generally available in the industry.

Customers/Market
- ----------------

   With the acquisition of Superior Orthopaedic Supplies, the Company has expanded its dealer network to over 250 wholesale dealers throughout the United States and internationally. These dealers are the primary customers of the Company. The dealers actually purchase and take title to the products. Existing dealers sell primarily to chiropractors, podiatrists, physical therapists, sports medicine specialists, medical doctors, hospitals and other medical institutions.

   During fiscal 1996, 1995, and 1994, no single customer accounted for more than 10 percent of total revenues.

   The Company has exported product to approximately 20 different countries. Excluding North American sales, international sales did not exceed 10 percent of the Company's total sales in any of the last three years. In May, 1995 the Company signed an agreement for distribution of its "50 Series" products in Japan, which is one of the largest medical device markets in the world. The Company believes that sales to Japan will commence in early 1997 provided that all government approvals are obtained. Efforts are also underway to obtain marketing clearance for the European Union.
However, access to foreign markets is sometimes barred or made more difficult for devices such as those manufactured by the Company because of tariff restrictions, foreign currency fluctuations, currency control regulations, competing or conflicting manufacturing standards, governmental regulation and approval policies for medical testing and therapy devices and licensing requirements. The Company has no foreign manufacturing operations.

Competition
- -----------

   Despite significant competition, the Company has distinguished its products by using the latest technology as evidenced by its patented Target feature and patented multi-frequency ultrasound technology. These features, along with the new "50 Series" concept, have made the Company a leader in technologically advanced electrotherapy and ultrasound devices.

   Electrotherapy/Ultrasound. The competition in the electrotherapy and ultrasound markets is from both domestic and foreign companies. No fewer than a dozen companies produce devices similar to those of the Company. Few companies, domestic or foreign, provide multiple-modality devices, and none offer all the features of the Dynatron 950. No competitor offers the ultrasound feature of three frequencies on multiple-sized soundheads for which the Company holds a patent. Some of the Companies which provide competitive products are: Chattanooga Group, Excel-Tech, Rich-Mar, Mettler Electronics, and Williams Healthcare.

   Medical Supplies & Soft Goods. The Company competes against various manufacturers and distributors of medical supplies and soft goods, some of which are larger, more established and have greater resources than the Company. Excellent customer service along with providing value to customers is of key importance in this segment of the market. While there are many specialized manufacturers in this area, only a few such as Chattanooga Group and Bailey Manufacturing actually manufacture as broad a line of products as Dynatronics. All other competitors are primarily distributors such as EMPI, Graham Fields, Sammons Preston, Meyers Distributing and AliMed Inc.

   Iontophoresis. Competition in the iontophoresis market is from two primary companies, IOMED and EMPI. Both of these competitors have a much larger market share than Life-Tech. The Company believes that Dynatronics' strong distribution network will be essential in order to compete against these two companies.

   Information necessary to determine or reasonably estimate the Company's, and its competitors', market share in any of these markets is not available.

Manufacturing and Quality Assurance
- -----------------------------------

   Manufacturing is conducted at the Company's facilities in Salt Lake City, Utah and Chattanooga, Tennessee. The Company sub-contracts the production of certain components, but all work is performed to Dynatronics' specifications. Sub-assembly, final assembly and quality assurance procedures are all performed by trained staff at the Company's manufacturing facilities in Salt Lake City and Chattanooga. All component parts used in Dynatronics' device designs and all raw materials for medical supplies and soft goods manufacturing are readily available from suppliers.

   Dynatronics conforms to Good Manufacturing Practices as outlined by the U.S. Food and Drug Administration. This includes a comprehensive program for processing customer feedback and analyzing product performance trends. By insuring prompt processing of timely information, the Company is better able to respond to customer needs and insure proper operation of its products. All products are marketed pursuant to FDA clearance regulations.

   In 1994, the Company introduced the Quality First Program, a concept for total quality management designed to involve each employee in the quality assurance process. Under this program, employees are not only expected to inspect for quality, but they are empowered to stop any process and make any changes necessary to insure that quality is not compromised. An incentive program is established to insure the continual flow of ideas and to reward those who show extraordinary commitment to the Quality First concept.
Quality First has not only become the Company motto, but it is the standard by which all decisions are made. The results of this program have been manifest in the low warranty expense associated with the Company's "50 Series" products. The Quality First Program has instilled renewed employee pride, increased customer satisfaction, and improved overall operations of the Company.

Research and Development
- ------------------------

   The Company has historically been very committed to research and development. In 1994, 1995, and 1996 the Company expended $664,250, $566,891, and $565,697 respectively, for research and development which represented approximately 8.3 to 13.6 percent of the gross revenues of the Company in those years. Substantially all of the research and development expenditures were for the development of new products or the upgrading of existing products. Because of its strong commitment to the future and to providing the most current technology in its medical devices, the Company projects it will continue to invest in research and development at amounts similar to those indicated above.

Environment
- -----------

   The Company's operations are not subject to material compliance with Federal, State and Local provisions enacted or relating to protection of the environment or discharge of materials into the environment.

Seasonality
- -----------

   The Company has not been materially impacted by seasonality factors in its business operations.

Employees
- ---------

   On June 30, 1996, the Company had a total of 72 full-time employees, as compared to 46 as of June 30, 1995. This increase in number of employees is primarily the result of the acquisition of Superior Orthopaedic Supplies.

                       Other Information

Investment in Affiliates
- ------------------------

   Pursuing a course of diversification, on June 3, 1986 the Company formed International Tourist Entertainment Corporation ("ITEC Attractions" or "ITEC") to develop tourist destination, giant screen theater complexes. ITEC's first theater and retail mall located in Branson, Missouri opened in October, 1993. Its second facility was planned to be located in St. Thomas in the United States Virgin Islands. Dynatronics owned 36% of the outstanding common stock of ITEC.

   Unfortunately, projected revenue figures did not materialize and sufficient financing was not provided to the operation. On January 25, 1996, ITEC filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy code. As a result, Dynatronics wrote-off $720,103, of which $228,824 represented a receivable due from ITEC, while the balance of $491,279 was related to Dynatronics' guarantee of an ITEC bank loan. These write-offs fully expense all costs associated with the Company's investment in ITEC.

Forward-Looking Statements
- --------------------------

   When used in the Annual Report on Form 10-K, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

Item 2.   Properties
          ----------

   The Company's headquarters and principal place of business is located at 7030 Park Centre Drive, Salt Lake City, Utah 84121. The Company's headquarters consist of administrative offices and a plant facility combined totaling approximately 36,000 square feet. The Company owns the land and building housing its headquarters, subject to a mortgage requiring a monthly payment of approximately $19,700. The Company also leases approximately 25,000 square feet of office and manufacturing space in Chattanooga, Tennessee which houses the operations of the recently acquired Superior Orthopaedic Supplies. While management believes the Salt Lake facilities are adequate to accommodate presently expected growth and needs of the Company for the Salt Lake operations, management anticipates the growth at its Tennessee operations will require leasing or building additional space in the near future.

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

Item 3.   Legal Proceedings.
          -----------------

   There are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

   No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.



                            PART II

Item 5.   Market for the Company's Common Equity and Related
          --------------------------------------------------
          Stockholder Matters.
          -------------------

   Market Information. The common stock of the Company is listed on the Nasdaq Small Cap Market (symbol: DYNT). The following table shows the range of high and low bid prices for the Company's common stock as quoted on the NASDAQ system for the quarterly periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.


                                   Fiscal               Fiscal
                                    1996                 1995
                                 Bid Prices           Bid Prices

                                 High    Low          High    Low
                                 ---------------------------------
1st Quarter (July-September)     $1.31   $.94         $2.56  $1.62
2nd Quarter (October-December)    1.31   1.25          2.06    .87
3rd Quarter (January-March)       1.53    .94          1.31   1.00
4th Quarter (April-June)          1.50    .75          1.31    .94


   Holders. The approximate number of shareholders of record as of September 26, 1996 of the Company's common stock, was
550. This number does not include beneficial owners of shares held in "nominee" or "street" name.

   Dividends. The Company has not paid cash dividends on its common stock during the past two fiscal years. At the present time, the Company's anticipated capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the development of its business.

Item 6.   Selected Financial Data
          -----------------------

   The table listed below summarizes selected financial data for the Company and is qualified in its entirety by the more detailed financial statements included herein.

                          SELECTED FINANCIAL DATA
                         Fiscal Year Ended June 30

                          1996        1995        1994         1993       1992
                       ----------------------------------------------------------
Net sales              $6,784,748  $6,112,241  $4,900,408   $5,970,379 $6,581,802
Net income (loss)        (193,892)    217,083     290,059      326,621    320,799
Net income (loss) per        (.02)        .03         .04          .04        .04
share
Working capital         2,616,464   3,319,272   2,899,196    2,608,604  2,883,349
Total assets            8,508,609   7,187,328   7,176,641    5,617,775  4,122,527
Long-term obligations   2,856,302   2,399,371   2,454,148    1,287,189    128,754


Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations


Fiscal 1996 Compared to Fiscal 1995

Results of Operations
- ---------------------

     During fiscal 1996, the Company introduced two new products to the market, the Dynatron 650 Electrotherapy device and Dynatron 950 Combination Electrotherapy/ Ultrasound Therapy device. Sales of these two products represented 12 percent and 25 percent of total sales for fiscal 1996, respectively. The "50 Series" products have been the main contributor to the Company's improved sales and operating profits over the past two years.

     On May 1, 1996, the Company acquired substantially all of the assets and certain liabilities of Superior Orthopaedic Supplies, Inc. a Tennessee-based manufacturer and marketer of medical soft goods and supplies. This acquisition has allowed the Company to instantly expand its product line by over 200 medical supply-type products. From a strategic viewpoint, the acquisition enables the Company to provide virtually all of the physical medicine practitioner's clinical needs for medical devices and products.

     The Company plans to introduce the new "DynaMite Series" product line in the first quarter of fiscal 1997. The two products comprising this product line are the new Dynatron 125 Ultrasound and Dynatron 525 Electrotherapy device. These devices will be similar to the Dynatron 150 and Dynatron 550 but will target the low-priced segment of the market, a market segment in which Dynatronics has not participated in years past.

     Sales for the fiscal year ended June 30, 1996 increased 11 percent to $6,784,748 as compared to $6,112,241 in fiscal 1995. This increase was due primarily to the acquisition of Superior Orthopaedics along with the introduction of the new Dynatron 650 and Dynatron 950 products. With several new products scheduled for introduction in upcoming quarters, management believes that sales of the Company will continue to improve in fiscal 1997 and beyond.

     The Company's gross margins as a percent of sales increased slightly to 42.8 percent in fiscal 1996 compared to
42.4 percent in fiscal 1995. During the reporting year, the Company booked a one-time charge of $183,101 related to the write-off of certain obsolete inventories. Exclusive of this write-off, gross margins in 1996 equaled 45.5 percent of sales. This increase is attributed to the higher margins associated with the Dynatron 650 and Dynatron 950 introduced during the reporting year.

     The Company's 1996 selling, general and administrative (SG&A) expenses equaled $2,073,223 as compared to $1,704,723 in fiscal 1995. The primary reason for this increase is related to the additional SG&A and other expenses associated with the acquisition of Superior Orthopaedic Supplies, along with increased labor expenses associated with production of the new "50 Series" products.

     During fiscal 1996, the Company maintained its commitment to research and development (R&D), expending approximately 8.3 percent of total sales, or $565,697, for the year in this effort as compared to 9.3 percent or $566,891 in fiscal 1995. R&D expenses for fiscal 1996 were related not only to the development of the new products introduced during the fiscal year, but also to development of the new "DynaMite Series" product line, which is scheduled to begin shipping in the first quarter of fiscal 1997.

     During fiscal 1996, the Company recognized $720,103 in non-operating charges in connection with the bankruptcy of ITEC Attractions, a 36 percent owned affiliate of the Company. The recognition of these non-recurring charges fully expenses all cost associated with the investment in ITEC. As a result of the ITEC write-offs and obsolete inventory charges of $183,101, the Company reported a loss before income taxes for fiscal 1996 in the amount of $426,866 as compared to income before income taxes of $359,570 in 1995.

     In 1996 the Company's income tax benefit was $232,974 as compared to $142,487 in income tax expense for fiscal 1995. The 1996 tax benefit was related to the operating losses incurred and the carry back of those losses to prior years which will generate tax refunds.

     The net loss for the 1996 fiscal year totaled $193,892 as compared to net income of $217,083 in the prior year.
Exclusive of the non-recurring charges discussed above, net income would have increased 50 percent to approximately
$335,000 as compared to fiscal 1995.


Fiscal 1995 Compared To Fiscal 1994

Results of Operations
- ---------------------

     During fiscal 1995, the Company expanded its product line by introducing two major products to the market -- the Dynatron 550 Electrotherapy device and the Dynatron 850 Combination Electrotherapy/Ultrasound Therapy device. Sales of these two products represented 13.6 percent and 27 percent of total sales, respectively. These new devices, part of the new "50 Series" line of products, incorporate new "microsize" technology which not only allows the size of the device to be reduced significantly, but the costs of manufacturing to be significantly reduced as well.

     Sales for the fiscal year ended June 30, 1995 increased
25 percent to $6,112,241 as compared to $4,900,408 in fiscal
1994.   This increase was due primarily to the introduction of
the new Dynatron 550 and Dynatron 850 products.

     The Company's gross margins as a percent of sales decreased by one percent from 43 percent in fiscal 1994 to 42 percent in fiscal 1995 due primarily to lower overall net selling prices driven by increased competition, and a greater percentage of sales from the Company's ultrasound products which generated lower margins.

     The Company's 1995 SG&A expenses equaled $1,704,723 as compared to $1,979,032 in fiscal 1994. Included in the fiscal 1994 SG&A expense was a one-time $180,000 bonus declared by the Board of Directors payable to the Chairman of the Board in recognition of his efforts in the development of ITEC Attractions. To fund this bonus, the Company sold 20,000 shares (approximately one percent of the Company's holdings) of ITEC stock. Exclusive of this bonus, SG&A expenses in 1995 decreased by over 5 percent compared to 1994.

     During fiscal 1995, the Company expended approximately 9 percent of total sales, or $566,891, for the year on Research and Development as compared to 13.6 percent or $664,250 in fiscal 1994. This approximate $97,000 decrease is R&D expenses was due to a reduction in personnel during the year. R&D expenses for fiscal 1995 were related not only to the development of the new products introduced, but also to continued development of the "50 Series" product line, part of which (the Dynatron 650 and 950) are scheduled to begin shipping in the first quarter of fiscal 1996.

     Interest expense increased from $104,258 in fiscal 1994 to $164,925 in fiscal 1995 primarily due to the mortgage payments on the Company's new facility. During fiscal 1994, the Company moved into its new office and manufacturing facility. This new facility is 80 percent larger than the previous leased facility. The 1995 figure reflects a full year of mortgage interest payments whereas the 1994 amount reflects a partial year.

     In fiscal year 1994, the Company realized gains from the sale of ITEC stock in the amounts of $403,743. No amounts were recognized in fiscal 1995. Of the amount in fiscal 1994, $180,000 was used to pay the bonus to the Chairman of the Board referred to above.

     Pre-tax income for fiscal 1995 equaled $359,570 as compared to a loss of $105,275 in the previous year. The main contributing factors to this increase were the 25 percent increase in sales revenue and the reduction of SG&A and R&D expenses.

     In 1995 the Company's income tax expense was $142,487 as compared to $93,732 in income tax benefits for fiscal 1994. The 1994 tax benefit was a result of three factors including: the reported operating loss for fiscal 1994; the filing of amended tax returns for prior years; and the recognition of tax credits related to R&D expenses.

     Net income for the 1995 fiscal year totaled $217,083 as compared to $290,059 in the prior year.

     During fiscal 1994 the Company was required to adopt a new method of accounting for deferred taxes known as Financial
Accounting Standards

Board Statement No. 109, which resulted in recognizing a one-time cumulative benefit of $301,602.


Liquidity and Capital Resources

     The Company expects that revenues from operations, together with available sources of borrowing, will be adequate to meet the Company's working capital needs related to its business and its planned capital expenditures for the upcoming operating period.

     On May 1, 1996, the Company acquired the assets of Superior Orthopaedic Supplies, Inc. for approximately $1.75 million which was financed through a combination of cash, Company stock, assumed liabilities, and notes. At closing, the Company paid to the sellers approximately $700,000 in cash and in addition paid an estimated $100,000 in fees and expenses related to the acquisition.

     The acquisition of Superior, along with the cash requirements to meet Company obligations related to ITEC Attractions (see section entitled "Investment in Affiliate" on page 8), had a significant impact on cash balances and current asset levels. The Company's current ratio at June 30, 1996 was 3.1:1 as compared to 7.3:1 at June 30, 1995. Current assets actually increased during the year by $28,048 but current liabilities increased by $730,856 due primarily to the acquisition of Superior.

     The Company maintains a revolving line of credit with a commercial bank. In July, 1996, this line of credit was increased from $1 million to $1.5 million. Interest on the line of credit is based on the bank's index rate plus one-half percent which at June 30, 1996, equalled 8.75 percent. The line of credit is collateralized by the Company's accounts receivable and inventories. As of June 30, 1996, $285,911 was outstanding on the line of credit.

     Accounts receivable represent amounts due from the Company's dealer network and a few select medical practitioners. The historical relationship with these dealers indicates that the allowance for doubtful accounts is adequate. Accounts receivable are generally collected within 30 days of the terms extended.

     Inventory levels at June 30, 1996 equaled $1,617,835 as compared to $1,767,030 at June 30, 1995. This reduction is due in part to the $183,101 of obsolete inventory expensed at the end of fiscal 1996. With the introduction of several new products related to the "50 Series" and "DynaMite" product lines, as well as the inventories of additional products from the Company's acquisition of Superior Orthopaedics, and the agreement with Life-Tech, it is expected that inventory levels will increase during fiscal 1997.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynatronics Corporation as of June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG Peat Marwick LLP


Salt Lake City, Utah
August 14, 1996

                       DYNATRONICS CORPORATION

                           Balance Sheets

                       June 30, 1996 and 1995
[CAPTION]

                                                                 1996           1995
                                                              ----------     ----------
                           Assets
                           ------
Current assets:
Cash and cash equivalents                                     $  416,854        779,054
Trade accounts receivable, less allowance for doubtful
  accounts of $67,955 in 1996 and $50,729 in 1995 (note 6)     1,387,353        941,017
Income tax refund receivable                                     231,523         19,095
Related party and other receivables (note 10)                    109,461        236,021
Inventories (notes 3 and 6)                                    1,617,835      1,767,030
Prepaid expenses                                                  46,943         48,300
Deferred tax asset - current (note 11)                            61,602         53,006
                                                              ----------     ----------
    Total current assets                                       3,871,571      3,843,523

Property and equipment, net (notes 4 and 7)                    2,635,821      2,663,171

Excess of cost over fair value of net assets acquired, net
  of accumulated amortization of $127,142 in 1996 and
  $105,348 in 1995                                             1,307,631        158,014
Deferred tax asset - noncurrent (note 11)                        259,655        178,123
Other assets                                                     433,931        344,497
                                                              ----------     ----------
                                                             $ 8,508,609      7,187,328
                                                              ==========     ==========
             Liabilities and Stockholders' Equity
             ------------------------------------
Current liabilities:
Current installments of long-term debt (note 7)              $   148,772        101,345
Current installments of capital lease obligations (note 8)        17,703         44,742
Line of credit (note 6)                                          285,911              -
Accounts payable                                                 455,664        131,138
Accrued expenses (note 9)                                        347,057        247,026
                                                             -----------     ----------
   Total current liabilities                                   1,255,107        524,251

Long-term debt, excluding current installments (note 7)        2,484,488      2,086,438
Capital lease obligations, excluding current installments
   (note 8)                                                        4,968         22,671
Deferred compensation (note 15)                                  366,846        290,262
                                                             -----------     ----------
   Total liabilities                                           4,111,409      2,923,622

Stockholders' equity:
Common stock, no par value.  Authorized 50,000,000 shares;
  issued and outstanding 8,424,747 in 1996 and 7,943,897
  shares in 1995                                               1,981,204      1,653,818
Retained earnings                                              2,415,996      2,609,888
                                                              ----------     ----------
   Total stockholders' equity                                  4,397,200      4,263,706

Commitments and contingencies (notes 5, 8, and 15)
                                                              ----------     ----------
                                                             $ 8,508,609      7,187,328
                                                              ==========     ==========

See accompanying notes to financial statements.

                           DYNATRONICS CORPORATION

                           Statements of Operations

                    Years ended June 30, 1996, 1995, and 1994


[CAPTION]

                                                             1996        1995        1994
                                                          ----------  ----------  ----------
Net sales                                                 $6,784,748   6,112,241   4,900,408
Cost of sales                                              3,882,901   3,518,076   2,774,432
                                                          ----------  ----------  ----------
   Gross profit                                            2,901,847   2,594,165   2,125,976

Selling, general, and administrative expenses              2,073,223   1,704,723   1,979,032
Research and development expense                             565,697     566,891     664,250
                                                          ----------  ----------  ----------
   Operating income (loss)                                   262,927     322,551    (517,306)

Other income (expense):
  Interest income                                             35,006      17,566      17,862
  Interest expense                                          (163,223)   (164,925)   (104,258)
  Gain on sale of unconsolidated subsidiary stock                  -           -     403,743
  Loss on write off of related party notes receivable
    (note 5)                                                (720,103)          -           -
  Other income, net (note 10)                                158,527     184,378      94,684
                                                          ----------  ----------  ----------
     Total other income (expense), net                      (689,793)     37,019     412,031
                                                          ----------  ----------  ----------
     Income (loss) before income taxes                      (426,866)    359,570    (105,275)

Income tax expense (benefit) (note 11)                      (232,974)    142,487     (93,732)
                                                          ----------  ----------  ----------

     Income (loss) before cumulative effect of
       accounting change                                    (193,892)    217,083     (11,543)

Cumulative effect at July 1, 1993 of change in
  accounting for income taxes (note 11)                            -           -     301,602
                                                          ----------  ----------  ----------

     Net income (loss)                                   $  (193,892)    217,083     290,059
                                                          ==========  ==========  ==========

Net income (loss) per share:
  Before cumulative effect of change in
    accounting for income taxes                          $     (0.02)       0.03           -
  Cumulative effect of accounting change                           -           -        0.04
                                                          ----------  ----------  ----------

     Net income (loss) per share                         $     (0.02)       0.03        0.04
                                                          ==========  ==========  ==========

Weighted average number of common shares and common
  share equivalents outstanding                            8,040,710   7,928,818   8,316,294

See accompanying notes to financial statements.

                            DYNATRONICS CORPORATION

                      Statements of Stockholders' Equity

                   Years ended June 30, 1996, 1995, and 1994


[CAPTION]

                                                                                Total
                                                                               stock-
                                                     Common      Retained      holders'
                                                     stock       earnings      equity
                                                  -----------   ----------   ----------
Balances at June 30, 1993                         $ 1,439,590    2,102,746    3,542,336
Issuance of 263,000 shares of common stock upon
  exercise of employee stock options (note 13)         89,420            -       89,420
Income tax benefit from nonemployee exercise of
  stock options                                        25,131            -       25,131
Net income                                                  -      290,059      290,059
                                                  -----------   ----------   ----------
Balances at June 30, 1994                           1,554,141    2,392,805    3,946,946
Issuance of 26,940 shares of common stock upon
  exercise of employee stock options (note 13)         23,572            -       23,572
Income tax benefit from nonemployee exercise of
  stock options                                        76,105            -       76,105
Net income                                                  -      217,083      217,083
                                                  -----------   ----------   ----------
Balances at June 30, 1995                           1,653,818    2,609,888    4,263,706
Issuance of 40,850 shares of common stock upon
  exercise of employee stock options (note 13)         35,744            -       35,744
Income tax benefit from nonemployee exercise of
  stock options                                         5,642            -        5,642
Issuance of 440,000 shares of common stock for
  business acquired                                   286,000            -      286,000
Net loss                                                    -     (193,892)    (193,892)
                                                  -----------   ----------   ----------
Balances at June 30, 1996                         $ 1,981,204    2,415,996    4,397,200
                                                  ===========   ==========   ==========



See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION

                             Statements of Cash Flows

                      Years ended June 30, 1996, 1995, and 1994

[CAPTION]

                                                           1996           1995          1994
                                                        -----------   ------------   -----------
Cash flows from operating activities:
  Net income (loss)                                     $  (193,892)       217,083       290,059
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Cumulative effect of accounting change                        -              -      (301,602)
    Depreciation and amortization of property and
      equipment                                             177,211        193,202       165,965
    Other amortization                                       22,628          8,779         8,779
    Loss on disposal of assets                                    -              -           125
    Write off of related party receivable                   720,103              -             -
    Write off of inventory                                  183,101              -             -
    Gain on sale of investment in ITEC stock                      -              -      (403,743)
    Provision for doubtful accounts                          12,000         12,000        21,331
    Provision for inventory obsolescence                     99,000         96,000        93,822
    Provision for warranty reserve                          107,749        159,636       106,244
    Deferred compensation                                    76,584         73,260        70,188
    Decrease (increase) in operating assets, net of
      effects of business acquisition:
       Receivables                                         (179,897)      (173,910)      389,956
       Inventories                                          141,818        (67,671)     (539,117)
       Prepaid expenses and other assets                    (63,910)       (84,583)       12,011
       Deferred tax assets                                  (90,128)        84,293       (13,820)
       Income taxes                                        (206,786)       191,112       (46,303)
    Increase (decrease) in operating liabilities:
       Accounts payable and accrued expenses                (23,421)      (360,372)      (81,440)
                                                         ----------    -----------    ----------

       Net cash provided by (used in) operating
        activities                                          782,160        348,829      (227,545)
                                                         ----------    -----------    ----------
Cash flows from investing activities:
  Loan to affiliates                                       (591,278)      (228,824)            -
  Proceeds from sale of investment in ITEC stock                  -              -       403,743
  Capital expenditures                                      (73,300)       (78,150)     (164,076)
  Refund from construction funding                                -              -       230,690
  Payment for business acquisition                         (652,172)             -             -
  Proceeds from sale of assets                                    -              -           125
                                                         ----------    -----------    ----------
       Net cash provided by (used in)
        investing activities                             (1,316,750)      (306,974)      470,482
                                                         ----------    -----------    ----------
Cash flows from financing activities:
  Principal payments under capital lease obligations        (44,742)       (63,288)      (71,612)
  Principal payments on long-term debt                     (104,523)       (94,093)     (147,865)
  Net change in line of credit                              285,911              -             -
  Proceeds from issuance of long-term debt                        -              -        57,000
  Proceeds from issuance of common stock                     35,744         23,572        89,420
                                                         ----------    -----------    ----------
        Net cash provided by (used in)
         financing activities                               172,390       (133,809)      (73,057)
                                                         ----------    -----------    ----------
Net increase (decrease) in cash and cash equivalents       (362,200)       (91,954)      169,880
Cash and cash equivalents at beginning of year              779,054        871,008       701,128
                                                         ----------    -----------    ----------
Cash and cash equivalents at end of year                $   416,854        779,054       871,008
                                                         ==========    ===========    ==========

                           DYNATRONICS CORPORATION

                   Years ended June 30, 1996, 1995, and 1994


[CAPTION]

                                                       1996         1995          1994
                                                    ----------   -----------   ----------
Supplemental Disclosures of Cash Flow Information
- -------------------------------------------------
Cash paid during the period for interest            $  163,223      164,925       104,258
Cash paid during the year for income taxes              88,900          250       103,000

Supplemental Disclosure of Noncash Investing and Financing Activities
- ---------------------------------------------------------------------

Long-term debt incurred for fixed assets            $        -            -     1,179,131
Capital lease obligations incurred for
  property and equipment                                     -       19,990        88,912
Income tax benefit from nonemployee
  exercise of stock options                              5,642       76,105        25,131
Business acquisition (note 2)






See accompanying notes to financial statements.

                           DYNATRONICS CORPORATION

                        Notes to Financial Statements

                        June 30, 1996, 1995, and 1994



(1)   Basis of Presentation and Summary of Significant
      Accounting Policies

      (a)  Basis of Presentation

      Dynatronics Corporation (the Company) manufactures and markets products for the physical medicine market, which constitutes a single line of business. The products are distributed primarily through dealers in the United States and Canada, with increasing distribution in foreign countries.

      (b)  Cash Equivalents

      Cash equivalents include all cash and investments with original maturities to the Company of three months or less.

      (c)  Inventories

      Finished goods inventories are stated at the lower of standard cost, which approximates actual costs
      (first-in, first-out), or market. Raw materials are stated at the lower of cost (first-in, first-out) or market.

      (d)  Property and Equipment

      Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of related assets. The building and its component parts are being depreciated over their estimated useful lives that range from 5 to 31. 5 years. Estimated lives for all other depreciable assets range from three to seven years. Equipment under capital leases is amortized using the straight-line method over the lesser of the term of the related leases or the estimated useful lives of the assets.

      (e)  Excess of Cost Over Fair Value of Net Assets Acquired

      The excess of cost over fair value of net assets acquired is being amortized on the straight-line method over 15 and 30 years.

      (f)  Revenue Recognition

      Sales revenues are generally recorded at the time products are shipped to the customer.

      (g)  Research and Development Costs

      Research and development costs are expensed as incurred.

      (h)  Product Warranty Reserve

      Anticipated costs estimated to be incurred in connection with the Company's product warranty programs are charged to expense as products are sold.

      (i)  Income Taxes

      The Company accounts for income taxes using the asset and liability method as prescribed by the Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (Statement 109). Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      Effective July 1, 1993, the Company adopted
      Statement 109 and has reported the cumulative effect of that change in the method for accounting of income taxes in the 1994 statement of income.

      (j)  Net Income (Loss) Per Share

      Per share amounts are computed by dividing net income or loss by the weighted average number of common shares outstanding and common share equivalents outstanding (if dilutive).

      (k)  Reclassifications

      Certain reclassifications have been made in the 1995 and 1994 financial statements to conform to classifications adopted in 1996.

      (l)  Use of Estimates

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      (m)  Financial Instruments


      The carrying value of accounts receivable, accounts payable, accrued expenses, and notes payable approximates their estimated fair value due to the relative short maturity of these instruments.
      The carrying value of long-term debt approximates its estimated fair value due to recent issuance of the debt.

(2)   Business Combinations

   On May 1, 1996, the Company purchased most of the assets and assumed some of the liabilities of Superior Orthopedic Supplies, Inc. (Superior). Superior manufactures and sells orthopedic and other medical supplies throughout the United States. The cost of the acquisition is as follows:

     Fair value of assets                $     1,828,401
     Liabilities assumed                        (340,229)
     Note payable                               (550,000)
     Common stock                               (286,000)
                                         ---------------
     Cash paid                           $       652,172
                                         ===============

   The acquisition has been accounted for as a purchase and, accordingly, the results of operations of Superior have been included in the Company's financial statements from May 1, 1996. The excess of the purchase price over the fair value of the net identifiable assets acquired of $1,171,412 has been recorded as goodwill and is being amortized on a straight-line basis over 15 years.

   The following unaudited pro forma financial information presents the combined results of operations of the Company and Superior as if the acquisition had occurred as of the beginning of 1996 and 1995, after giving effect to certain adjustments, including amortization of goodwill, additional depreciation expense, increased interest expense on debt related to the acquisition, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Superior constituted a single entity during such periods.

                                            Year ended June 30,
                                            -------------------
                                            1996            1995
                                            ----            ----
                                                 (unaudited)
     Net sales                         $  8,523,232       8,133,430
                                        ===========      ==========
     Net income (loss)                 $   (257,490)        164,876
                                        ===========      ==========
     Earnings (loss) per share         $       (.03)            .02
                                        ===========      ==========

(3)   Inventories

      Inventories consisted of the following at June 30:

                                         1996                1995
                                      ----------          ----------
          Raw materials              $   893,096           1,201,587
          Finished goods                 770,450             611,207
          Inventory reserve              (45,711)            (45,764)
                                      ----------          ----------
                                     $ 1,617,835           1,767,030
                                      ==========          ==========

(4)  Property and Equipment

     Property and equipment consist of the following at June 30:

                                                    1996          1995
                                                 ---------     ----------
         Land                                  $   589,920        589,920
         Building                                1,935,297      1,935,297
         Machinery and equipment                   572,947        358,172
         Office equipment                          128,802        102,284
         Equipment under capital leases            144,496        238,050
         Vehicles                                    8,219          7,969
                                                ----------     ----------
                                                 3,379,681      3,231,692
     Less accumulated depreciation and
      amortization                                 743,860        568,521
                                                ----------     ----------
                                               $ 2,635,821      2,663,171
                                                ==========     ==========

(5)  Investment

   The Company owns approximately 36 percent of the common stock of International Tourist Entertainment Corporation
   (ITEC) which operates a tourist-oriented giant screen theater complex in Branson, Missouri. At June 30, 1995, the Company reported no investment in ITEC due to previously recognized losses. The Company's unrecorded share of ITEC's losses through June 30, 1995 is approximately $1.5 million. On January 25, 1996, ITEC filed for Chapter 11 bankruptcy. As a result of this filing, the Company discontinued accounting for this investment using the equity method because it is no longer in a position to exercise significant influence over the operations of ITEC. At the time of the bankruptcy, the Company was guarantor on a $500,000 bank loan for ITEC. The Company incurred a loss of $491,279 from payments made to the commercial bank in performance on its guarantee, which represented the total obligation under the guarantee including principal, interest, and bank charges. Included in related party and other receivables at June 30, 1995 is $228,824 due from ITEC related to unpaid amounts under a service agreement and other expenses. Due to ITEC's Chapter 11 bankruptcy filing, the $228,824 note receivable was written off in 1996. Summarized financial information for ITEC for 1995 and 1994, are presented below:

                         Balance Sheets

                                        June 30,
                               ------------------------
                                  1995          1994
                               ----------    ----------
   Current assets             $   554,804       548,648
   Noncurrent assets           13,304,842    10,300,332
                              -----------   -----------
                              $13,859,646    10,848,980
                              ===========   ===========
   Current liabilities        $ 2,465,912       523,480
   Noncurrent liabilities       6,291,850     5,661,364
   Stockholders' equity         5,101,884     4,664,136
                              -----------   -----------
                              $13,859,646    10,848,980
                              ===========   ===========

                    Statements of Operations

                                Year ended June 30,
                            -----------------------------
                                1995             1994
                            ------------      -----------
     Revenues               $  2,834,670        1,263,505
     Operating loss             (927,930)      (1,311,413)
     Other expense              (609,694)        (311,511)
     Net loss                 (1,537,624)      (1,622,924)

(6)  Line of Credit

   The Company has available with a commercial bank a revolving line of credit agreement totaling $1,000,000 at June 30, 1996, secured by accounts receivable and inventories. In July 1996, the line of credit was increased to $1,500,000, and extended to November 30, 1997. The line requires the monthly payment of interest on outstanding balances at prime plus one-half percent (8.75 percent at June 30, 1996). Draws in June 1996 on the line of credit resulted in an outstanding balance of $285,911 as of June 30, 1996. Prior to June 1996 there had been no draws on the line of credit.

   (7)  Long-term Debt

   Long-term debt consisted of the following at June 30:
[CAPTION]

                                                                    1996           1995
                                                                 -----------    -----------
    7.64% promissory note secured by a trust deed on real
     property, payable in monthly installments of $12,155
     through November 1998 then adjusted through November 2003    $ 1,167,557    1,221,937

   6.21% promissory note secured by a trust deed on real
     property, maturing November 2013, payable in
     decreasing installments beginning at $7,545 monthly              898,203      926,216

   7% promissory note secured by fixed assets, payable
     in monthly installments of $6,386 through April
     1999, then a balloon payment of $427,012                         546,822            -

   8.6% promissory note secured by equipment, payable in
     monthly installments of $1,806 through June 1997                  20,678       39,630
                                                                   ----------    ---------

           Total long-term debt                                     2,633,260    2,187,783

   Less current installments                                          148,772      101,345
                                                                   ----------    ---------

           Long-term debt, excluding current installments          $2,484,488    2,086,438
                                                                   ==========    =========

   The aggregate maturities of long-term debt for each of the years subsequent to June 30, 1996 are as follow: 1997, $148,772; 1998, $137,505; 1999, $566,810; 2000,
   $109,633;  2001, $117,761;  and thereafter $1,552,779.

 (8)    Leases

   The Company leases equipment and vehicles under noncancelable operating lease agreements. The Company leased office space through August 1993. Rent expense for the years ended June 30, 1996, 1995, and 1994 was $25,682,
   $24,354, and $28,840, respectively. A schedule of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 1996, appears in the table below.

   The Company is the lessee of computer and office equipment with a cost of $144,496 under capital leases that expire at various times through October 1997. At June 30, 1996, accumulated amortization on such equipment totaled $123,511. Related amortization charges are included in depreciation expense.

   A summary of noncancelable long-term lease commitments follows:

                                                      Capi-         Oper-
                                                     talized        ating
                                                     leases         leases
                                                   -----------   -----------
      Years ending June 30:
         1997                                      $     18,732     60,706
         1998                                             5,154     50,400
         1999                                                 -     52,000
         2000                                                 -     52,800
         2001                                                 -     44,000
                                                   ------------  ----------
              Total minimum lease payments               23,886  $ 259,906
                                                                 ==========

         Less amount representing interest                1,215
                                                   ------------

              Present value of net minimum
               capital lease payments                    22,671

         Less current installments of
           capital lease obligations                     17,703
                                                   ------------


               Capital lease obligations,
                excluding current installments     $      4,968
                                                   ============

(9) Accrued Expenses

   Accrued expenses consist of the following at June 30:

                                            1996          1995
                                         ----------    ----------
     Warranty reserve                    $   64,000        64,000
     Bonuses payable                          9,857        20,214
     Commissions payable                      9,807         6,620
     Dealer costs and incentives             60,100        24,552
     Payroll related accruals               101,352        78,251
     Real property tax accrual               19,174        18,770
     Professional fees accrued               20,747        14,466
     Other                                   62,020        20,153
                                         ----------    ----------
                                         $  347,057       247,026
                                         ==========    ==========

(10)    Related Party Transactions

   Included in other receivables is a promissory note for $100,000 due to the Company from ITEC. This note represents a "D.I.P." (Debtor in Possession) Loan which is a super priority loan positioned before all other liabilities including the first mortgage on ITEC's building.

   The Company shares certain office facilities, management, and accounting personnel with ITEC. Each entity bearing responsibility for payment of the related costs, charges the other entity for its share of such expenses.
   Estimated costs for services are prorated based upon personnel time, facilities, and services used. Management believes the method used to allocate the shared costs is reasonable. Such charges resulted in other income to the Company of $84,000, $72,000, and $60,000 in 1996, 1995,
   and 1994, respectively.

(11)    Income Taxes

   As discussed in note 1(i), the Company adopted Statement
   109 as of July 1, 1993. The cumulative effect of this change in accounting for income taxes of $301,602 is determined as of July 1, 1993 and is reported separately in the statement of income for the year ended June 30, 1994.

   Income tax expense (benefit) for the years ended June 30
   consists of:
                                                      Stock
                                                      option
                               Current    Deferred    benefit     Total
                               -------    --------    -------    -------
1996:
  U.S. federal               $(122,554)    (81,466)     4,886    (199,134)
  State and local              (25,934)     (8,662)       756     (33,840)
                             ---------    --------    -------    --------
                             $(148,488)    (90,128)     5,642    (232,974)
                             =========    ========    =======    ========

1995:
  U.S. federal               $ (24,318)     83,004     65,907     124,593
  State and local                6,407       1,289     10,198      17,894
                             ---------    --------    -------    --------
                             $ (17,911)     84,293     76,105     142,487
                             =========    ========    =======    ========

1994:
  U.S. federal               $ (94,265)    (12,597)    21,762     (85,100)
  State and local              (10,778)     (1,223)     3,369      (8,632)
                             ---------    --------    -------    --------
                             $(105,043)    (13,820)    25,131     (93,732)
                             =========    ========    =======    ========

Actual income tax expense (benefit) differs from the "expected" tax expense (benefit) (computed by applying the U.S. federal corporate income tax rate of 34 percent to income (loss) before income taxes) as follows:
[CAPTION]

                                                       1996        1995         1994
                                                    -----------  ---------   ----------
   Expected tax expense (benefit)                    $(145,134)    122,254    (35,794)
   Refunds from amended returns                              -           -    (27,802)
   State taxes, net of federal tax benefit             (22,334)     11,810     (5,697)
   Amortization of goodwill not deductible               2,985       2,985      2,985
   Research and development credits                          -     (16,050)   (25,108)
   Write off of ITEC stock                             (68,487)          -          -
   Other, net                                               (4)     21,488     (2,316)
                                                    ----------    --------   ---------
                                                    $ (232,974)    142,487    (93,732)
                                                    ==========    ========   =========

Deferred income tax assets related to the tax effects of temporary differences have been offset by a valuation allowance as presented below:

                                                        1996         1995
                                                     ----------   ----------
Net deferred tax asset - current:
  Inventory capitalization for income tax purposes    $   6,946        7,716
  Obsolete inventory reserve                             17,050       17,070
  Vacation reserve                                        3,730        3,730
  Warranty reserve                                       23,872       23,872
  Bad debt reserve                                       25,347       18,922
  Valuation allowance                                   (15,343)     (18,304)
                                                      ---------     --------
     Total deferred tax asset - current               $  61,602       53,006
                                                      =========     ========

Net deferred tax asset - noncurrent:
  Salary continuation agreements                      $ 136,834      108,268
  Net operating loss carryforwards                      233,911      208,060
  Property and equipment, principally
    due to differences in depreciation                  (80,235)     (58,459)
  Unutilized capital loss                                28,163            -
  R&D credit carryforward                                25,433            -
  Valuation allowance                                   (84,657)     (81,696)
  Other                                                     206        1,950
                                                      ---------    ---------
      Total deferred tax asset - noncurrent           $ 259,655      178,123
                                                      =========    =========

The valuation allowance for deferred tax assets as of June 30, 1996 and June 30, 1995 was $100,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the gross deferred tax assets, the Company will need to generate future taxable income of approximately $1,239,000 in increments sufficient to recognize net operating loss carryforwards prior to expiration as described below. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at June 30, 1996.

The Company benefits from the tax net operating loss carryover generated in fiscal 1996 of $69,157. The Company also benefits from the tax net operating loss (NOL) carryovers acquired in the merger with ACI. There is an annual limitation on the use of the NOL carryovers which is $88,356. Amounts and expiration dates of carryforwards are as follows:

     Expiration                       Amount
     ----------                     ----------
        2001                        $   80,601
        2002                           437,153
        2004                            63,383
        2005                             1,899
        2006                                60
        2007                            29,007
                                    ----------
                                    $  612,103
                                    ==========

12.  Major Customers

During the fiscal years ended June 30, 1996, 1995, and 1994, sales to any single customer did not exceed ten percent of total revenues.

13.  Stock Options

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

Summary of activity follows:

[CAPTION]

                                   1996                        1995                      1994
                           ----------------------     ----------------------    ----------------------
                            Number      Price per      Number      Price per     Number      Price per
                           of shares      share       of shares      share      of shares      share
                           ---------    ---------     ---------    ----------   ---------    ---------
Options outstanding at
  beginning of year          403,175    $   .875       448,895    $    .875      263,000     $    .34
Options granted              166,026        1.08             -            -      456,300         .875
Options exercised             40,850        .875        26,940         .875      263,000          .34
Options canceled or
  expired                      2,710        .875        18,780         .875        7,405         .875
                            --------                  --------                  --------
Options outstanding at
  end of year                525,641    .875-1.08      403,175         .875      448,895         .875
                            ========                  ========                  ========
Options exercisable at
  end of year                354,830        .875       388,735         .875            -            -
                            ========                  ========                  ========

Under the terms of the stock option plans, 569,885 shares of common stock were authorized and reserved for issuance, but were not granted at June 30, 1996.

In addition to the stock option plans mentioned above, in 1994 the Board of Directors granted options to a nonemployee of which 150,075 remain outstanding and are exercisable at a price of $.875 per share.

14.  Employee Benefit Plan

During 1991, the Company established a deferred savings plan which qualifies under Internal Revenue Code Section 401(k). The Plan covers all employees of the Company who have at least six months of service and who are age 20 or older. For 1996, 1995, and 1994, the Company made matching contributions of 25 percent of the first $2,000 of each employee's contribution. The Company's contributions to the plan for 1996, 1995, and 1994 were $9,146, $13,517, and
$11,180, respectively. Company matching contributions for future years are at the discretion of the Board of Directors.

15.  Salary Continuation Agreements

The Company has Salary Continuation Agreements (the Agreements) with three key employees. The Agreements provide for a pre-retirement salary continuation income to the employee's designated beneficiary in the event that the employee dies before reaching age 65. This death benefit amount is the lesser of $75,000 per year or 50 percent of the employee's salary at the time of death, and continues until the employee would have reached age 65. The Agreements also provide the employee with a supplemental retirement benefit if the employee remains in the employment of the Company until age 65. Estimated amounts to be paid under the Agreements are being accrued over the period of the employees' active employment. As of June 30, 1996, the Company has accrued $366,846 of deferred compensation under the terms of the Agreements.

16.  Accounting Standards Not Yet Adopted

In October of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (FASB 123). The Company is required to adopt the provisions of this statement for years beginning after December 15, 1995. This statement encourages all entities to adopt a fair value based method of accounting for employee stock options or similar equity instruments. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic-value method of accounting prescribed by APB option No. 25, Accounting for Stock Issued to Employees
(APB 25). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in this statement had been applied. It is currently anticipated that the Company will continue to measure compensation costs in accordance with APB 25 and provide the disclosures required by FASB 123.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

During the Company's two most recent fiscal years and the subsequent interim period, there have been no disagreements with and no resignation by or dismissal of the independent accountants engaged by the Company.

                           PART III

Item 10.  Directors and Executive Officers of the Company

The directors and executive officers of the Company at September
26, 1996, are:
                                    Director
                                   or Officer
Name                         Age      Since         Position with Company
- ----                         ---      -----         ---------------------

Kelvyn H. Cullimore           61       1983     Chairman of the Board

Kelvyn H. Cullimore, Jr.      40       1983     President, CEO and Director

Larry K. Beardall             40       1986     Executive Vice President of
                                                Sales and Marketing
                                                and Director

E. Keith Hansen, M.D.         51       1983     Director

V. LeRoy Hansen               58       1987     Director

Joseph H. Barton              68       1996     Director

John S. Ramey                 45       1992     Sr. Vice President of
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

Kelvyn H. Cullimore has served as Chairman of the Board of the Company since its incorporation in April, 1983. From 1983 until 1992, Mr. Cullimore served as President and CEO of the Company. Mr. Cullimore received a B.S. in Marketing from Brigham Young University in 1957, and following graduation, worked for a number of years as a partner in a family-owned home furnishings business in Oklahoma City, Oklahoma. Mr. Cullimore has participated in the organization and management of various enterprises, becoming the president or general partner in several business entities, including real estate, motion picture, and equipment partnerships. Since 1986, Mr. Cullimore has served as Chairman and President of ITEC Attractions. From 1979 until 1992, Mr. Cullimore served as Chairman of the Board of American Consolidated Industries (ACI), the former parent company of Dynatronics.

Kelvyn H. Cullimore, Jr. was elected President and Chief Executive Officer of the Company in December of 1992. He has been a Director since the incorporation of the Company. He served as Secretary/ Treasurer of the Company from 1983 until 1992 and Administrative Vice President from 1988 until 1992. Mr. Cullimore graduated from Brigham Young University with a degree in Financial and Estate Planning in 1980. Since graduation, Mr. Cullimore has served on the Board of Directors of several businesses, including Dynatronics Marketing Company and ACI. In addition, he has served as Secretary/ Treasurer of ACI and Dynatronics Marketing Company. From 1983 until 1992, Mr. Cullimore served as Executive Vice President and Chief Operating Officer of ACI. Mr. Cullimore is a director of ITEC, an affiliate of the Company.

Larry K. Beardall was elected Executive Vice President of the Company in December of 1992. He has served as a Director and the Vice President of Sales and Marketing for the Company since July of 1986. Mr.
Beardall joined Dynatronics in February of 1986 as Director of Marketing. He graduated from Brigham Young University with a degree in Finance in 1979. Prior to his employment with Dynatronics, Mr. Beardall worked with GTE Corporation in Durham, North Carolina as the Manager of Mergers and Acquisitions and subsequently with Donzis Protective Equipment in Houston, Texas as National Sales Manager.
He also served on the Board of Directors of Nielsen & Nielsen, Inc., the marketing arm for Donzis, a supplier of protective sports equipment.

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

V. LeRoy Hansen has been a Director of the Company since 1987. Mr. Hansen received a Bachelor of Science degree in Economics from the University of Utah in 1965. From 1960-1980, Mr. Hansen was employed by AT&T in numerous management positions. From 1976-1978, he served at AT&T headquarters in Market Management Concept Development and Implementation as well as Long Range Financial Planning. From 1980 to 1988, he co-founded Mountain Resources Corporation, an energy development company and served as Vice President. From 1988 to 1996, Mr. Hansen founded and served as President of Associated Enterprises, Inc., a corporation providing management and business development consulting services. In May of 1992, Mr. Hansen founded Silver Summit, L.C., a real estate development company.

Joseph H. Barton was elected a Director in November, 1995 and began serving in January, 1996. Mr. Barton received a Civil Engineering degree from the University of California at Berkeley and has held various executive positions including President of J.H. Barton Construction Company, Senior Vice President of Beverly Enterprises, and President of KB Industries, a building and land development company. Most recently, Mr. Barton served as Senior Vice President of GranCare, Inc. from 1989 to 1994 and currently is a consultant for Covenant Care and GranCare, Inc.

John S. Ramey joined the Company in December, 1992 as Vice President of Research and Development and currently serves as Senior Vice President of Operations. Prior to joining the Company, Mr. Ramey worked for 16 years with Phillips Semi-conductors--Signetics, an integrated circuit manufacturing company as Manager of Product Engineering. From 1983 to 1989 Mr. Ramey also served as President of Enertronix, a small public corporation. Since 1989 Mr. Ramey has served as Vice President of JRH Technology, a private engineering firm. Mr. Ramey earned his MBA degree in 1991 from the University of Phoenix (in Salt Lake City, Utah) and a BS degree in electronics in 1977 from Brigham Young University.

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

Based solely on review of the copies of such forms furnished to the Company, the Company believes that during its 1996 fiscal year all Section 16(a) filings applicable to its officers, directors and greater than ten-percent beneficial owners were filed.

Item 11. Executive Compensation. The Company hereby incorporates by reference into and makes a part of this Report the information and disclosure set forth under Item 8 of Schedule 14A, "Compensation of Directors and Executive Officers," contained in the Company's definitive proxy statement for 1996, to be sent to shareholders of the Company subsequent to the filing of this Report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management. The Company hereby incorporates by reference into and makes a part of this Report the information and disclosure set forth under Item 6 of Schedule 14A, "Voting Securities and Principal Holders Thereof," contained in the Company's definitive proxy statement for 1996, to be sent to shareholders of the Company subsequent to the filing of this Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions

The Company provides ITEC, an affiliate, with office space and administrative services at the Company's headquarters in Salt
Lake City, Utah. Office space consists of two offices totalling approximately 1,000 square feet and allocated use of common and conference areas. Administrative services include secretarial, administrative and accounting functions. During fiscal 1996 the Company charged ITEC $84,000 for the space and services provided by the Company. In fiscal 1996 the Company wrote-off $720,103 related to a bank loan to ITEC which was guaranteed by Dynatronics and a note receivable. See "Investment in Affiliate" for additional information.

                            PART IV

Item 14. Exhibits, Financial Statement Schedules and Report on Form 8-K

  (a)  Documents filed as part of Form 10-K:

  1.  Financial Statements (included in Part II, Item 8):

      Independent Auditors' Report                           F-1

      Balance Sheets at June 30, 1996, and 1995              F-2

      Statements of Income for years ended
      June 30, 1996, 1995, and 1994                          F-3

      Statements of Stockholders' Equity for years
      ended June 30, 1996, 1995, and 1994                    F-4

      Statements of Cash Flows for years ended
      June 30, 1996, 1995, and 1994                          F-5

      Notes to Financial Statements                          F-7

  2. Financial Statement Schedule (Included in Part IV of this report):

      Schedule II--Valuation and Qualifying Accounts         F-24

  3.  Exhibits:

   Reg. S-K
   Exhibit No.     Description
   -----------     -----------

        3 Articles of Incorporation and Bylaws of Dynatronics Laser Corporation Incorporated by reference to a Registration Statement on Form S-1 (No. 2-85045) filed with the Securities and Exchange Commission and effective November 2, 1984, as amended by Articles of Amendment dated November 18, 1993.

        4 Form of certificate representing Dynatronics Laser Corporation common shares, no par value. Incorporated by reference to a Registration Statement on Form
                 S-1 (No. 2-85045) filed with the Securities and Exchange Commission and effective November 2, 1984.

       13        1995 Annual Report to Shareholders

       28.1 "Business and "Use of Proceeds" sections from Registration Statement of International Tourist
                 Entertainment Corporation (Registration No. 33-48630)

       28.2 The Financial Statements of International Tourist Entertainment Corporation as of June 30, 1991 and 1992, and for each of the years in the three-year period ended June 30, 1992.

  (b) Reports on Form 8-K: On May 16, 1996, the Company filed a Current Report on Form 8-K that included Item 2 (Acquisition or Disposition of Assets). The Current Report described the Company's acquisition of substantially all of the assets of Superior Orthopaedic Supplies, Inc., a Tennessee corporation ("Superior"), pursuant to a Definitive Asset Purchase Agreement ("Purchase Agreement") dated as of April 29, 1996 and effective as of May 1, 1996. The Current Report was amended on July 15, 1996 to include Item 7 (Financial Statements). The following financial information and pro forma financial information was filed as part of that Current Report:

          Superior Orthopaedic Supplies, Inc., Independent Auditor's Report for the nine months ended March 31, 1996 and the fiscal year ended June 30, 1995.

          Superior Orthopaedic Supplies, Inc., Audited Balance
          Sheets as of June 30, 1996, and the nine-month period ended March 31, 1996.

          Superior Orthopaedic Supplies, Inc., Statements of
          Earnings and Retained Earnings, fiscal year ended June
          30, 1995 and the nine months ended March 31, 1996.

          Superior Orthopaedic Supplies, Inc., Statements of Cash
          Flows, fiscal year ended June 30, 1995 and the nine months ended March 31, 1996.

          Notes to Audited Financial Statements of Superior
          Orthopaedic Supplies, Inc.

          Unaudited Pro Forma Combined Balance Sheets of Dynatronics Corporation and Superior Orthopaedic Supplies, Inc., as of March 31, 1996.

          Unaudited Pro Forma Combined Income Statements of
          Dynatronics Corporation and Superior Orthopaedic Supplies, Inc., for the nine-month period ended March 31, 1996.

          Unaudited Pro Forma Combined Income Statements of Dynatronics Corporation and Superior Orthopaedic Supplies, Inc. for the year ended June 30, 1995.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DYNATRONICS CORPORATION


                                     By /s/ Kelvyn H. Cullimore, Jr.
                                        ----------------------------
                                        Kelvyn H. Cullimore, Jr.
                                        President

Date:  September 24, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Kelvyn H. Cullimore         Chairman of the Board      9/24   , 1996
- ----------------------------                             ---------

/s/ Kelvyn H. Cullimore, Jr.    Director, President,       9/24   , 1996
- ----------------------------    (Principal Executive     ---------
                                Officer)

/s/ Keith E. Turner             Treasurer, Principal       9/30   , 1996
- -----------------------------   Financial and Accounting  --------
                                Officer

/s/ Larry K. Beardall           Director, Executive        9/24   , 1996
- -----------------------------   Vice President           ---------


/s/ E. Keith Hansen, M.D.       Director                   9/24   , 1996
- ------------------------------                           ---------


/s/ V. LeRoy Hansen             Director                   9/24   , 1996
- ------------------------------                           ---------


/s/ Joseph H. Barton            Director                   9/24   , 1996
- ------------------------------                           ---------

                                                               Schedule II
[CAPTION]

                                DYNATRONICS CORPORATION

                            Valuation and Qualifying Accounts

                                                           Additions   Receivables
                                                            charged     charged
                                                 Balance,  (credited)  (credited)    Balance,
                                                beginning      to          to         end of
Allowance for doubtful accounts receivable       of year    expenses    allowance      year
- ------------------------------------------     -----------  ---------  ----------  -----------
Year ended June 30, 1996                       $   50,729      12,000     (5,226)      67,955
                                               ==========   =========   ========   ==========
Year ended June 30, 1995                       $   45,844      12,000      7,115       50,729
                                               ==========   =========   ========   ==========
Year ended June 30, 1994                       $   59,307      21,331     34,794       45,844
                                               ==========   =========   ========   ==========


                                                                         Costs
                                                            Additions   incurred
                                                 Balance,    charged   for product   Balance,
                                                beginning      to        warranty     end of
Warranty Reserve                                 of year    expenses    provisions     year
- ------------------------------------------     ----------   ---------   ----------  ---------

Year ended June 30, 1996                       $   64,000     107,749      107,749     64,000
                                               ==========   =========   ==========  =========
Year ended June 30, 1995                       $   70,000     159,636      165,636     64,000
                                               ==========   =========   ==========  =========
Year ended June 30, 1994                       $   70,000     106,244      106,244     70,000
                                               ==========   =========   ==========  =========



                                                            Additions
                                                 Balance,    charged                 Balance,
                                                beginning       to                    end of
Reserve for obsolete inventory                   or year     expenses   Deductions     year
- -----------------------------------------      -----------  ----------  ----------   --------

Year ended June 30, 1996                       $    45,764      99,000      99,053     45,711
                                               ===========   =========   =========   ========
Year ended June 30, 1995                       $    43,386      96,000      93,622     45,764
                                               ===========   =========   =========   ========
Year ended June 30, 1994                       $    34,076      93,822      84,512     43,386
                                               ===========   =========   =========   ========