Form 10-Q
period 1996-09-30
DYNATRONICS CORP
filed 1996-11-13
CIK 720875

                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996.

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act for the transition period from _________ to _________

Commission File Number:  0-12697


                     Dynatronics Corporation
                     -----------------------
	  (Exact name of small business issuer as specified in its charter)


             Utah         			      	         87-0398434
-------------------------------         ---------------------
(State or other jurisdiction of    				     (IRS Employer
 incorporation or organization)           Identification No.)


           7030 Park Centre Drive, Salt Lake City, UT  84121
           -------------------------------------------------
               (Address of principal executive offices)


                            (801) 568-7000
                      ---------------------------
                      (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          X   Yes           No
                        -----         -----

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date is:

          Class                            Outstanding at November 1, 1996
--------------------------                 -------------------------------
Common Stock, No Par Value                           8,424,747 shares


Transitional Small Business Disclosure Format.

                           Yes       X    No
                     -----         ------

                       DYNATRONICS CORPORATION

                          TABLE OF CONTENTS







PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements						              Page Number

Condensed Balance Sheet
   September 30, 1996	                                 1

Condensed Statements of Income
   Three Months Ended September 30, 1996,
   and September 30, 1995	                             2

Condensed Statements of Cash Flows
   Three Months Ended September 30, 1996,
   and September 30, 1995	                             3

Notes to Condensed Financial Statements	               4


Item 2.  Management's Discussion and Analysis
   of Financial Condition and Results of Operations	   6


Part II.   OTHER INFORMATION	                          9

                        DYNATRONICS CORPORATION
                        Condensed Balance Sheet
                              (Unaudited)

                                                                      September 30,
                        ASSETS                                            1996
                                                                     --------------
Current assets:
   Cash and cash equivalents                                        $        31,777
   Trade accounts receivable, less allowance for doubtful
          accounts of $74,141                                             1,771,192
   Income tax refund receivable                                             198,849
   Related party and other receivables                                      114,674
   Inventories                                                            1,690,209
   Prepaid expenses                                                          53,257
   Deferred tax asset-current                                                71,974
                                                                    ---------------
          Total current assets                                            3,931,932

Net property and equipment                                                2,650,431
Excess of cost over book value, net of accumulated amortization
       of $148,861                                                        1,285,913
Deferred tax asset-noncurrent                                               234,836
Other assets                                                                450,485
                                                                     --------------
          Total Assets                                              $     8,553,597


          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt                           $       145,363
   Current installments of capital lease obligations                         10,467
   Line of credit                                                           166,339
   Accounts payable                                                         426,349
   Accrued expenses                                                         491,371
                                                                     --------------
          Total current liabilities                                       1,239,889

Long-term debt, excluding current installments                            2,451,021
Capital lease obligations, excluding current installments                     3,143
Deferred compensation                                                       386,892
                                                                     --------------
          Total long-term liabilities, excluding current installments     2,841,056
                                                                     --------------
          Total liabilities                                               4,080,945

Stockholders' equity:
   Common stock, no par value.  Authorized 50,000,000
       shares; issued and outstanding 8,424,747 shares                    1,981,204
   Retained earnings                                                      2,491,448
                                                                     --------------
          Total stockholders' equity                                      4,472,652
                                                                     --------------

                                                                    $     8,553,597
                                                                     ==============

See accompanying notes to condensed financial statements.

                        DYNATRONICS CORPORATION
                     Condensed Statements Of Income
                              (Unaudited)

                                                               Three Months Ended
                                                                   September 30
                                                             1996               1995
                                                        --------------     -------------
Net sales                                              $     2,382,671         1,329,939
Cost of sales                                                1,365,449           716,008
                                                        --------------     -------------
     Gross profit                                            1,017,222           613,931

Selling, general, and administrative expenses                  737,500           465,304
Research and development expenses                              138,227           156,812
                                                        --------------     -------------
     Operating income (loss)                                   141,495            (8,185)


Other income (expense):
   Interest income                                               2,986             9,318
   Interest expense                                            (50,610)          (39,674)
   Other income, net                                            29,045            42,752
                                                        --------------     -------------
     Total other income (expense)                              (18,579)           12,396

     Income before income taxes                                122,916             4,211

Income tax expense (benefit)                                    47,464             1,314
                                                        --------------     -------------

     Net income                                        $        75,452             2,897
                                                        ==============     =============


Net income per common share and common
  share equivalents                                    $          0.01              0.00
                                                        ===============    =============


Weighted average number of common shares
  and common share equivalents outstanding (note 6)          8,424,747         7,945,011





See accompanying notes to condensed financial statements.




                                                 2

                         DYNATRONICS CORPORATION
                    Condensed Statements of Cash Flows
                                (Unaudited)

                                                                     Three Months Ended
                                                                        September 30
                                                                   1996               1995
                                                               -----------        -----------
Cash flows from operating activities:
  Net income                                                  $     75,452             2,897
  Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
        Depreciation and amortization of property and equipment     44,730            42,445
        Other amortization                                          21,718             2,195
        Provision for doubtful accounts                              3,000             3,000
        Provision for inventory obsolescence                        24,000            24,000
        Provision for warranty reserve                              26,950            24,790
        Decrease (increase) in operating assets:
           Receivables                                            (392,052)         (135,088)
           Inventories                                             (96,374)         (113,578)
           Prepaid expenses and other assets                       (22,868)          (26,839)
           Deferred tax assets                                      14,447            (3,545)
        Increase (decrease) in operating liabilities:
           Trade accounts payable and accrued expenses              88,049           (34,772)
           Deferred compensation                                    20,046            19,146
           Income taxes payable                                     32,674             4,858
                                                                ----------        ----------

             Net cash provided by (used in) operating activities  (160,228)         (190,491)
                                                                ----------        ----------

Cash flows from investing activities:
Capital expenditures                                               (59,340)          (13,726)
                                                                ----------        ----------

             Net cash provided by (used in) investing activities   (59,340)          (13,726)
                                                                ----------        ----------

Cash flows from financing activities:
  Principal payments under capital lease obligations                (9,061)          (12,226)
  Principal payments on long-term debt                             (36,876)          (24,635)
  Net change in line of credit                                    (119,572)                -
  Proceeds from sale of common stock                                     -            17,938
                                                                ----------        ----------

             Net cash provided by (used in) financing activities  (165,509)          (18,923)
                                                                ----------        ----------

Net increase (decrease) in cash and cash equivalents              (385,077)         (223,140)

Cash and cash equivalents at beginning of period                   416,854           779,054
                                                                ----------        ----------

Cash and cash equivalents at end of period                    $     31,777           555,914
                                                                ==========        ==========

Supplemental cash flow information
  Cash paid for interest (net of amounts capitalized)               50,610            39,674
  Cash paid for income taxes                                             -                 -

Supplemental disclosure of non-cash investing and
 financing activities
  Long-term debt incurred for fixed assets                               -                 -
  Capital lease obligations incurred for property and equipment          -                 -

See accompanying notes to condensed financial statements.

                                               3

                          DYNATRONICS CORPORATION
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                            September 30, 1996
                                (Unaudited)


NOTE 1.  PRESENTATION

The financial statements as of September 30, 1996 and for the three months then ended were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments to the financial statements have been made to present fairly the financial position and results of operations and cash flows. All adjustments were of a normal recurring nature. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC Annual Reports on Form 10-K under the name of Dynatronics Corporation and/or Dynatronics Laser Corporation which included audited financial statements for the three years ending June 30, 1996, 1995, and 1994. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10-K filing.


NOTE 2.  EARNINGS PER SHARE

Earnings per common share and common share equivalents are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include shares issuable upon exercise of the Company's stock options.


NOTE 3.  INVENTORIES

Inventories consisted of the following:



                                           September 30
                                               1996
                                           ------------

     Raw Materials                          $  999,318
     Finished Goods                            760,602
     Inventory Reserve                         (69,711)
                                            ----------

                                            $1,690,209
                                            ==========

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment were as follows:


                                           September 30
                                               1996
                                           ------------

     Land                                   $  589,920
     Building                                1,935,297
     Machinery and equipment, and
       equipment under capital lease           911,931
                                            ----------
                                             3,437,148

     Less Accumulated depreciation
       and amortization                        786,717
                                            ----------
                                            $2,650,431
                                            ==========


NOTE 5.  STOCK OPTIONS GRANTED

During the reporting quarter, the Company cancelled 145,026 options granted to employees and officers during the quarter ended March 31, 1996 with an exercise price of $1.08. Also during the reporting quarter, the Company issued 137,754 options at an exercise price of $.70 to employees and officers of the Company.



NOTE 6.  OTHER RECEIVABLES

Included in other receivables is a promissory note for $100,000 due to the Company from ITEC. This note represents a "D.I.P." (Debtor in Possession) Loan which is a super priority loan positioned before all other ITEC liabilities including the first mortgage on the ITEC building.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Sales for the quarter ended September 30, 1996 increased 79 percent to $2,382,671 as compared to $1,329,939 in the same quarter last year.
Net income for the reporting quarter increased to $75,452 as compared to $2,897 in the prior year period. The strong increases in both sales and profits are attributable to three key components: 1) The introduction of the new "DynaMite Series" products - the Dynatron 125 Ultrasound Therapy device and the Dynatron 525 Electrotherapy device - which target the low-priced segment of the market; 2) Increased medical soft goods and supply sales from the Company's acquisition of Superior Orthopaedic Supplies in May, 1996; and 3) Sales of iontophoresis products through the Company's exclusive distribution agreement with Life-Tech, Inc.

The DynaMite product line has led Dynatronics into a segment of the market in which the Company has not historically competed. This new line is expected to open increased sales opportunities for the Company both domestically and internationally. By incorporating state-of-the-art technology which reduces costs of manufacturing, profit margins for these products are among the highest of any devices manufactured by the Company.

The development of business obtained through the acquisition of Superior Orthopaedics continues to be a focal point of the Company's overall strategy. Combining the Superior product line with Dynatronics distribution network has resulted in sales of soft goods increasing at a rate of approximately 50%. This increase in sales is expected to continue over the course of this fiscal year as more distributors incorporate these items into their product lines. Dynatronics first full-line catalogue will be published in December which is expected to further boost sales of these products.

The results of this quarter reflect only one full month of the agreement with Life-Tech which appointed Dynatronics as the exclusive distributor of Life-Tech iontophoresis products to the physical medicine market. The full impact of this agreement will become more evident in future quarters as the program matures.

Gross Margins for the reporting quarter increased 65 percent to $1,017,222 as compared to $613,931 in the prior year period due to the increase in sales volume as mentioned above and the higher margins associated with the new DynaMite products. In spite of higher margins on the new DynaMite products, Gross Margins as a percentage of sales declined to 42.7 percent during the reporting quarter as compared to
46.2 percent in the prior year period due entirely to the addition of medical supplies and soft goods which carry lower margins than the Company's medical devices.

Selling, General and Administrative (SG&A) expenses for the reporting period increased to $737,500 as compared to $465,304 in the same quarter last year. This increase is primarily related to additional SG&A expenses associated with the new operations in Tennessee resulting from the May 1996 acquisition of Superior Orthopaedic Supplies. Labor expense also increased due to staffing needs created by higher sales volume (and in anticipation of and in preparation for further increases in the future).

Research and development expenses in the reporting quarter decreased to $138,227 as compared to $156,812 in the prior year period. During the comparative quarter last year, the Company was completing the introduction of its Dynatron 650 and 950 devices. The reduced cost for introducing the new DynaMite line of products during the current reporting quarter accounts for the lower R&D expenditures.

Operating income increased to $141,495 in the reporting quarter compared to a loss of $8,185 in the prior year period while income before tax increased to $122,916 as compared to $4,211 during the similar quarter of the prior year. Net income for the reporting quarter increased to $75,452 as compared to $2,897 for the same quarter in the prior year. These increases are attributable to the 79 percent increase in sales together with the higher margins associated with the "DynaMite Series" products.

Liquidity and Capital Resources
-------------------------------

The Company expects that revenues from operations, together with available sources of borrowing, will be adequate to meet its working capital needs related to its business and its planned capital expenditures for the upcoming operating period.

The Company continues to maintain a liquid position. The Company's current ratio at September 30, 1996 was 3.2 to 1. Current assets represent 46 percent of total assets.

Trade accounts receivable are from the Company's dealer network and are generally considered to be within term. All accounts payable are within term with the Company continuing its policy of taking advantage of any and all payment discounts available.

The Company maintains a revolving line of credit in the amount of $1,500,000 with a commercial bank. The outstanding balance on this line of credit at September 30, 1996 was $166,339.

Inventory levels at September 30, 1996 equaled $1,690,209. Accounts receivable at September 30, 1996 equaled $1,771,192. Management anticipates inventory and accounts receivable levels may increase in future quarters as new products are introduced and sales volumes improve.

Long-term debt and capital lease obligations excluding current installments at September 30, 1996 totaled $2,454,164, comprised primarily of the mortgage loan on the Company's office and manufacturing facility.

Business Plan
-------------

The Company plans to introduce the new, improved "50 Series Plus" product line over the coming months which management anticipates will further support the Company's dramatic growth trends.

Management expects demand for both the "DynaMite Series" and "50 Series Plus" product lines will also be strong in the international market once regulatory approvals are obtained. The Company feels it can expand its international presence significantly with these two product lines.

With the acquisition of Superior Orthopaedic Supplies in May, 1996, the Company has been able to expand distribution of Superior's product line of soft goods and supply products through Dynatronics' dealer network. Offering a broad product line is of strategic importance as clinics continue to consolidate and develop centralized purchasing which favors single source suppliers for their medical device and supplies needs.

The Company recognizes the need to continually upgrade and re-engineer existing products as well as introduce new products. The Company's continuing commitment to Research and Development enables Dynatronics to be a technological leader in the market. New products and engineering improvements are constantly being evaluated and developed.

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

Another avenue to increase sales and profits being pursued by management is that of strategic business alliances, mergers or acquisitions such as the Superior Orthopaedics acquisition discussed above and the exclusive distribution agreement signed with Life-Tech, Inc. in August, 1996. The Company continues to evaluate additional acquisition opportunities and strategic alliances which could enhance and broaden the Company's product line.

The Company continues to support research into areas of potential efficacy of its low-power laser device. Should any such research provide evidence deemed sufficient for submission to the U.S. Food and Drug Administration, the Company would give consideration to submitting a Pre-Market Approval Application for the laser to the FDA.

This quarterly report contains forward-looking statements relating to anticipated financial performance, product development, and similar matters. Securities laws provide a safe harbor for such statements. The Company notes that risks inherent in its business and a variety of factors could cause or contribute to a difference between actual results and anticipated results. Those risks include, but are not limited to, such factors as market acceptance of Company products (particularly new product lines and re-designed product lines), the ability to hire and retain the services of trained personnel at cost-effective labor rates, the absence of new adverse government regulation of the Company's products, the actions of foreign regulators that may adversely affect the expansion of the Company's marketing activities in foreign markets, political or economic changes in the United States and abroad which may adversely affect the market for physical therapy devices or soft goods in general or the Company's products in particular, the Company's ability to keep pace with technological advances which can occur rapidly, and the Company's ability to finance such changes. The foregoing and other factors, both within and outside the Company's control, may cause actual results to differ from those described in forward-looking statements made in this Report.

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
         -----------------

         In November, 1996, the Company hired Mr. John L. Hales to be its Chief Financial Officer and Treasurer replacing Mr. Keith E. Turner who left employment with the Company to pursue other business interests. Management anticipates Mr. Hales will be formally elected Chief Financial Officer at the Company's next Board Meeting. Prior to joining the Company, Mr. Hales worked as an independent management consultant from 1994 until 1996. From 1993 to 1994, he served as Chief Financial Officer of the Covey Leadership Center. From 1980 to 1992, he was employed by the Hill-Rom Company, a subsidiary of Hillenbrand Industries, and served as Vice President of Finance and Administration for nine years.

Item 6. 	Exhibits and Reports on Form 8-K
         --------------------------------

       		A) Not applicable.

       		B) Not applicable.

                             SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     DYNATRONICS CORPORATION
                                     -----------------------
                                            Registrant






Date     11/13/96                    /s/ Kelvyn H. Cullimore, Jr.
      --------------                 ----------------------------
                                     Kelvyn H. Cullimore, Jr.
                                     President
                                     Chief Executive Officer and
                                     Acting Principal Financial Officer