Form 10QSB
period 1996-12-31
DYNATRONICS CORP
filed 1997-02-14
CIK 720875

                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended
December 31, 1996.

[ ] Transition Report Under Section 13 or 15(d) of the
Exchange Act for the transition period from _________ to
_________

Commission File Number:  0-12697


                    Dynatronics Corporation
                    -----------------------
(Exact name of small business issuer as specified in its charter)


            Utah            					      	       87-0398434
-------------------------------              --------------
(State or other jurisdiction of              (IRS Employer
 incorporation or organization)
	  Identification No.)


         7030 Park Centre Drive, Salt Lake City, UT  84121
         -------------------------------------------------
      (Address of principal executive offices)     (Zip Code)


                            (801) 568-7000
                            --------------
                     (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         X   Yes           No
                       -----         -----

The number of shares outstanding of the issuer's common stock, no par value, as of February 5, 1997 is 8,424,747 shares.


Transitional Small Business Disclosure Format.

       Yes       X    No
------        -------

                      DYNATRONICS CORPORATION

                         TABLE OF CONTENTS







PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements						                    	Page Number


Condensed Balance Sheet
   December 31, 1996	                                          1

Condensed Statements of Income
   Three Months and Six Months Ended December 31, 1996,
   and December 31, 1995	                                      2

Condensed Statements of Cash Flows
   Three Months and Six Months Ended December 31, 1996,
   and December 31, 1995	                                      3

Notes to Condensed Financial Statements	                       4


Item 2.  Management's Discussion and Analysis
   of Financial Condition and Results of Operations	           6


Part II.   OTHER INFORMATION	                                 10

                            DYNATRONICS CORPORATION
                            Condensed Balance Sheet

                                                                                                               December 31
       ASSETS                                                                                                     1996
                                                                                                            -----------------

Current assets:
   Cash and cash equivalents                                                                           $            76,013
   Trade accounts receivable, less allowance for doubtful
          accounts of $79,504                                                                                    1,611,821
   Income tax refund receivable                                                                                          0
   Related party and other receivables                                                                              94,858
   Inventories                                                                                                   1,630,218
   Prepaid expenses                                                                                                 70,528
   Deferred tax asset-current                                                                                       71,974
                                                                                                         -----------------
          Total current assets                                                                                   3,555,412

Net property and equipment                                                                                       2,633,356
Excess of cost over book value, net of accumulated amortization
       of $170,579                                                                                               1,264,196
Deferred tax asset-noncurrent                                                                                      234,836
Other assets                                                                                                       469,455
                                                                                                         -----------------
                                                                                                       $         8,157,255
                                                                                                         =================


   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt                                                              $           132,756
   Current installments of capital lease obligations                                                                 9,186
   Line of credit                                                                                                  156,743
   Accounts payable                                                                                                253,847
   Accrued expenses                                                                                                247,190
                                                                                                         -----------------
          Total current liabilities                                                                                799,722

Long-term debt, excluding current installments                                                                   2,419,433
Capital lease obligations, excluding current installments                                                                0
Deferred compensation                                                                                              406,938
                                                                                                         -----------------
          Total long-term liabilities, excluding current installments                                            2,826,371
                                                                                                         -----------------
          Total  liabilities                                                                                     3,626,093

Stockholders' equity:
   Common stock, no par value.  Authorized 50,000,000
       shares; issued and outstanding 8,424,747 shares                                                           1,981,205
   Retained earnings                                                                                             2,549,957
                                                                                                         -----------------
          Total stockholders' equity                                                                             4,531,162
                                                                                                         -----------------
                                                                                                       $         8,157,255
                                                                                                         =================

See accompanying notes to condensed financial statements.

                            DYNATRONICS CORPORATION
                        Condensed Statements Of Income
                                  (Unaudited)

                                                             Three Months Ended                  Six Months Ended
                                                                 December 31                         December 31
                                                           1996              1995              1996              1995
                                                        ----------      ------------       -----------      ------------

Net sales                                       $        2,222,630         1,995,379         4,605,301         3,325,318
Cost of sales                                            1,267,917         1,050,094         2,633,366         1,766,102
                                                      ------------      ------------     -------------      ------------
     Gross profit                                          954,713           945,285         1,971,935         1,559,216

Selling, general, and administrative expenses              683,438           500,638         1,420,938           965,942
Research and development expenses                          151,245           136,199           289,472           293,011
                                                      ------------      ------------     -------------      ------------
     Operating income (loss)                               120,030           308,448           261,525           300,263


Other income (expense):
  Interest income                                            4,229             8,485             7,215            17,803
  Interest expense                                         (49,027)          (38,985)          (99,637)          (78,659)
  Other income, net                                         20,566            44,517            49,611            87,269
  Write-off of ITEC note receivable                                         (228,824)                0          (228,824)
                                                      ------------      ------------     -------------      ------------
     Total other income (expense)                          (24,232)         (214,807)          (42,811)         (202,411)

     Income before income taxes                             95,798            93,641           218,714            97,852

Income tax expense (benefit)                                37,289           (33,710)           84,753           (32,396)
                                                      ------------      ------------     -------------      ------------

     Net income                                 $           58,509           127,351           133,961           130,248
                                                      ------------      ------------     -------------      ------------


Net income per common share and common
  share equivalents (note 2):                   $             0.01              0.02              0.02              0.02
                                                      ============      ============     =============      ============

Weighted average number of common shares
  and common share equivalents outstanding               8,424,747         7,964,394         8,424,747         7,954,704




See accompanying notes to condensed financial statements.

                             DYNATRONICS CORPORATION
                        Condensed Statements of Cash Flows
                                    (Unaudited)

                                                                                    Six Months Ended
                                                                                      December 31
                                                                               1996                 1995
                                                                           -------------         ------------
Cash flows from operating activities:
  Net income                                                              $      133,962              130,248
  Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
        Depreciation and amortization of property and equipment                   91,036               85,575
        Other amortization                                                        43,435                4,389
        Provision for doubtful accounts                                            6,000                6,000
        Provision for inventory obsolescence                                      48,000               48,000
        Provision for warranty reserve                                            54,944               50,653
        Decrease (increase) in operating assets:
           Receivables                                                          (215,865)            (360,021)
           Inventories                                                           (60,383)             158,892
           Prepaid expenses and other assets                                     (59,109)             (44,906)
           Deferred tax assets                                                    14,447              (99,398)
        Increase (decrease) in operating liabilities:
           Trade accounts payable and accrued expenses                          (219,868)              (1,772)
           Deferred compensation                                                  40,092               38,292
           Income taxes payable                                                   94,763              (20,298)
                                                                            ------------         ------------

                Net cash provided by (used in) operating activities              (28,546)              (4,346)
                                                                            ------------         ------------

Cash flows from investing activities:
Capital expenditures                                                             (88,571)             (18,816)
                                                                            ------------         ------------

                Net cash provided by (used in) investing activities              (88,571)             (18,816)
                                                                            ------------         ------------

Cash flows from financing activities:
  Principal payments under capital lease obligations                             (13,485)             (24,681)
  Principal payments on long-term debt                                           (81,071)             (49,732)
  Net change in line of credit                                                  (129,168)                   0
  Proceeds from sale of common stock                                                   0               17,938
                                                                            ------------         ------------

                Net cash provided by (used in) financing activities             (223,724)             (56,475)
                                                                            ------------         ------------

Net increase (decrease) in cash and cash equivalents                            (340,841)             (79,637)

Cash and cash equivalents at beginning of period                                 416,854              779,054
                                                                            ------------         ------------

Cash and cash equivalents at end of period                                $       76,013              699,417
                                                                            ============         ============

Supplemental cash flow information
  Cash paid for interest (net of amounts capitalized)                             99,636               78,659
  Cash paid for income taxes                                                      52,100               87,300

Supplemental disclosure of non-cash investing and financing activities
  Long-term debt incurred for fixed assets                                             0                    0
  Capital lease obligations incurred for property and equipment                        0                    0

See accompanying notes to condensed financial statements.

                     DYNATRONICS CORPORATION
            NOTES TO CONDENSED FINANCIAL STATEMENTS
                        December 31, 1997
                           (Unaudited)



NOTE 1.  PRESENTATION

The financial statements as of December 31, 1996 and for the six months then ended were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments to the financial statements have been made to present fairly the financial position and results of operations and cash flows. All adjustments were of a normal recurring nature. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC Annual Reports on Form 10-K under the name of Dynatronics Corporation and/or Dynatronics Laser
Corporation which included audited financial statements for the three years ending June 30, 1996, 1995, and 1994. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10-K filing.


NOTE 2.  EARNINGS PER SHARE

Earnings per common share and common share equivalents are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include shares issuable upon exercise of the Company's stock options.

NOTE 3.  INVENTORIES

Inventories consisted of the following:
                                 						  December 31
                               						        1996
                                         -----------

             		Raw Materials			       $    1,153,027
		             Finished Goods	      	        565,395
             		Inventory Reserve		           (88,204)
                                         -----------
                                						$    1,630,218
                                         ===========

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment were as follows:


                                    						  December 31
			   			                                      1996
                                           -------------

         Land        	                				$      589,920
         Building	                     			     1,935,297
	        Machinery and equipment, and
       	   equipment under capital lease	        941,163
                                           -------------
		                                    				     3,466,380

	        Less Accumulated depreciation
	          and amortization.           			$      833,024
                                           -------------

                                    						$    2,633,356
                                           =============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Sales for the six-month period ended December 31, 1996 increased 38 percent to $4,605,301 as compared to $3,325,318 in the same period of the prior year. Sales for the three-month period ended December 31, 1996 increased 11 percent to $2,222,630 as compared to $1,995,379 in the prior year period. In fiscal 1995, the Company experienced a shift of approximately $700,000 in sales from the quarter ended September 30th to the quarter ended December 31st. The reason for this shift was the delayed introduction of the Dynatron 650 Electrotherapy device and Dynatron 950 Combination Electrotherapy/Ultrasound device. Therefore, management believes the most meaningful comparison of the Company's performance and growth from fiscal 1995 to fiscal 1996 to date is reflected in the six-month figures.

The increase in sales for the three and six month periods of fiscal 1996 is attributable to three key factors: 1) The introduction of the Dynatron 125 Ultrasound Therapy device in September 1996 and the Dynatron 525 Electrotherapy device in August 1996 both of which target the low-priced segment of the market; 2) Increased sales of medical soft goods and supplies resulting from the Company's acquisition of Superior Orthopaedic Supplies in May, 1996; and 3) Sales of iontophoresis products through the Company's exclusive distribution agreement with Life-Tech, Inc. entered into in August 1996.

The introduction of the Dynatron 125 and 525 has led Dynatronics into a segment of the market in which the Company has not historically competed. This new line continues to open increased sales opportunities for the Company both domestically and internationally. By incorporating state-of-the-art technology to reduce manufacturing costs, profit margins for these products are among the highest of any devices manufactured by the Company.

The development of sales obtained through the acquisition of Superior Orthopaedics accounts for the majority of increased sales for the reporting period and continues to be a focal point of the Company's overall strategy. Combining the Superior product line with Dynatronics distribution network is expected to create a strategic advantage that will sustain continued sales growth through the remainder of fiscal year 1996 into future periods. Dynatronics' first full-line catalogue was published in January, 1997 and is expected to further support sales growth of these products in future periods.

In August 1996, the Company announced the signing of an agreement with Life-Tech, Inc. which appointed Dynatronics as the exclusive distributor of Life-Tech iontophoresis products to the physical medicine market. Iontophoresis is a process of transdermally delivering certain anti-inflammatory and anesthetic drugs into a localized area without the use of needles. Even though the agreement with Life-Tech was only in the initial stages during the reporting period, sales of iontophoresis products accounted for over 10% of the increase in sales over the comparative period ended December 31, 1995.

Gross Margins for the six-month period increased 26 percent to $1,971,935 as compared to $1,559,216 in the prior year period. Gross Margins for the three-month period increased to $954,713 as compared to $945,285 in the prior year period. These increases are primarily attributable to the increase in sales volume as mentioned above.

In spite of higher margins on the new Dynatron 125 and 525, Gross Margins as a percentage of sales declined to 43.0 percent during the reporting quarter as compared to 47.3 percent in the prior year period. This reduction in margin percentage is due entirely to the addition of medical supplies and soft goods which carry lower margins than the Company's electronic medical devices. Management expects gross margins will remain at current levels in future periods based on anticipated manufacturing costs, sales pricing levels and product mix.

Selling, General and Administrative (SG&A) expenses for the six-month period increased to $1,420,938 as compared to $965,942 in the same period last year while SG&A for the three-month period increased to $683,438 as compared to $500,638 in the prior year period. These increases are attributable to the assimilation of the new operations in Tennessee associated with the May 1996 acquisition of Superior Orthopaedic Supplies. Labor expense also increased due to staffing needs created by higher sales volume and the anticipation of and preparation for further sales growth in the future.

Research and development expenses in the six-month period totaled $289,472 compared to $293,011 in the prior year period. R&D for the three month period increased to $151,245 compared to $136,199 in the previous year. The increase in R&D for the reporting quarter is related to development of a newly redesigned line of capital equipment known as the "50 Series Plus" which will be introduced in February, 1997.

Operating income decreased to $261,525 in the six-month period ended December 31, 1996 compared to $300,263 in the prior year period, while operating income for the reporting quarter decreased to $120,030 as compared to $308,448 in the previous year. These decreases are directly related to the lower profit margins associated with the medical supplies and soft goods products and the additional SG&A expenses associated with the medical soft goods and supplies operation together with the increased labor expenses created by higher sales volumes. Management notes that in the quarter ended December 31, 1995, sales revenues were increased by approximately $700,000 from backlog orders for the Dynatron 650 and 950 that were filled during the quarter ended December 31, 1995. This had the effect of shifting operating income for essentially the full six-month period to the three-month period ending December 31, 1995. Sales figures for the quarter ended December 31, 1996 were not affected by similar occurrences.

Income before tax for the six-month period increased significantly to $218,714 compared to $97,852 during the similar period of the prior year. Income before tax for the three-month period increased to $95,798 compared to $93,641 in the prior year period. While increased sales together with the higher margins associated with the new Dynatron 125 and 525 products contributed to these increases, it should be noted that during the first six months of fiscal 1995, the Company was required to recognize a charge in the amount of $228,824 representing a write-off of a note receivable due from ITEC Attractions, which at the time was an affiliate of the Company. ITEC filed a voluntary petition for protection under Chapter 11 of the U.S. bankruptcy laws on January 25, 1996.

Income tax expense for the six-month period equaled $84,753 as compared to a benefit of $32,396 in the 1995 period. For the three-month period, income tax expense equaled $37,289 compared to a benefit of $33,710 in the prior year period. The income tax benefit was related to the write-offs associated with the ITEC Attractions bankruptcy filing.

Net income for the six-month period increased to $133,961 compared to $130,248 for the same period in the prior year. Net income for the three-month period decreased to $58,509 compared to $127,351 in the 1995 quarter. This decrease is a result of the factors discussed above. Management expects profits will improve as sales volumes continue to increase.

Liquidity and Capital Resources
-------------------------------

The Company expects that revenues from operations, together with available sources of borrowing, will be adequate to meet its working capital needs related to its business and its planned capital expenditures for the upcoming operating year.

The Company continues to maintain a liquid position.  The
Company's current ratio at December 31, 1996 was 4.4 to 1.
Current assets represent 44 percent of total assets.

Trade accounts receivable are from the Company's dealer network and are generally considered to be within term. All accounts payable are within term with the Company continuing its policy of taking advantage of any and all payment discounts available.

The Company maintains a revolving line of credit in the amount of $1,500,000 with a commercial bank. The outstanding balance on this line of credit at December 31, 1996 was $156,743, with $1,343,257 available to the Company.

Inventory levels at December 31, 1996 equaled $1,630,218. Accounts receivable at December 31, 1996 totaled $1,611,821. Management anticipates inventory and accounts receivable levels may increase in future quarters as new products are introduced and sales volumes improve.

Long-term debt excluding current installments at December
31, 1996 totaled $2,419,433, comprised primarily of the mortgage loan on the Company's office and manufacturing facility and the note payable associated with the acquisition of Superior Orthopaedic Supplies. The balance on the mortgage loan is approximately $2 million with monthly principal and interest payments of $19,700.

Business Plan
-------------

In January, the Company announced it had acquired assets to begin manufacturing physical therapy treatment tables, parallel bars, and other specialty rehabilitation treatment tables at a facility in Columbia, South Carolina. Agreements were signed effective January 1, 1997 with Mr. Charlton "Stoney" Floyd to purchase certain inventory and lease equipment and real property owned by Mr. Floyd who in turn agreed to act as general manager of the facility. These products will be manufactured under the direction of a seasoned management team with 30 years of experience in this industry. This acquisition is the second such transaction in the past nine months.

During the reporting quarter, the Company also announced it has received government approval to begin marketing two of its most popular products in Japan--the Dynatron 650 Electrotherapy device and Dynatron 950 Combination Electrotherapy and Ultrasound device. Management views this as a major step in the Company's international expansion efforts and expects sales in Japan will ultimately boost overall Company sales by 10-20 percent over current levels.

The Company plans to introduce the new, improved "50 Series Plus" product line in February, 1997 which management anticipates will provide additional support to the Company's revenue growth trends and further solidify the Company's position as a technological leader in the development of electrotherapy and ultrasound equipment.

With the acquisition of Superior Orthopaedic Supplies in May 1996, the Company has been able to expand distribution of Superior's product line of soft goods and supply products through Dynatronics' dealer network. The recent acquisition of the treatment table manufacturing operation in South Carolina will further broaden the Company's product line. Offering a broad product line is of strategic importance as clinics continue to consolidate and develop centralized purchasing which favors single source suppliers for their medical device and supplies needs.

The Company recognizes the need to continually upgrade and re-engineer existing products as well as introduce new products. The Company's continuing commitment to Research and Development enables Dynatronics to be a technological leader in the market. New products and engineering improvements are constantly being evaluated and developed.

Another avenue to increase sales and profits being pursued by management is that of strategic business alliances such as the exclusive distribution agreement signed with Life-
Tech, Inc. in August 1996. The Company continues to evaluate additional strategic alliances and acquisition opportunities which could enhance and broaden the Company's product line.

The Company continues to support research into areas of potential efficacy of its low-power laser device. Should any such research provide evidence deemed sufficient for submission to the U.S. Food and Drug Administration, the Company would give consideration to submitting a Pre-Market
Approval Application for the laser to the FDA.

Forward-looking Statements
--------------------------

This quarterly report contains forward-looking statements relating to anticipated financial performance, product development, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. With the exception of historical information, statements in this report are forward-looking within the meaning of the law, including statements regarding future products, product development, research and development spending, and the Company's business plan, as well as statements regarding the levels of future international sales. The Company notes that risks inherent in its business and a variety of factors could cause or contribute to a difference between actual results and anticipated results. Those risks include, but are not limited to, such factors as market acceptance of Company products (particularly new product lines and re-designed product lines), the ability to hire and retain the services of trained personnel at cost-effective labor rates, the absence of new adverse government regulation of the Company's products, the actions of foreign regulators that may adversely affect the expansion of the Company's marketing activities in foreign markets, political or economic changes in the United States and abroad which may adversely affect the market for physical therapy devices or soft goods in general or the Company's products in particular, the Company's ability to keep pace with technological advances which can occur rapidly, the Company's ability to meet increasing demand, the ability to introduce new products on a timely basis, changing customer requirements, delays in new products qualifications, the timing and extent of research and development expenses, the Company's access to and ability to finance such changes.
The foregoing and other factors, both within and outside the Company's control, may cause actual results to differ from those described in forward-looking statements made in this Report.

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
         ---------------------------------------------------

         On November 19, 1996, the Company conducted its
         1996 annual meeting of shareholders. At the annual meeting, the following former members of the Company's Board of Directors were elected for another term of service: Kelvyn H. Cullimore, Kelvyn H. Cullimore, Jr., E. Keith Hansen, M.D.,
         Larry K. Beardall, V. LeRoy Hansen, and Joseph H.
         Barton. At the annual meeting, the Company's shareholders also ratified the Board's selection of KPMG Peat Marwick, as the Company's independent public accountants. The following table summarizes the voting at the annual meeting.

         Issue/Board Nominee		         For		    Against    Abstention
         -------------------         -------    -------    ----------

         Ratify selection of	      	6,508,613	   15,500	     23,425
         accountants

         Kelvyn H. Cullimore	     	 6,437,000	   38,230	    	67,200

         Kelvyn H. Cullimore, Jr.	  6,455,330	   19,900	     67,200

         E.  Keith Hansen, M.D.	    6,457,730	   17,500	    	67,200

	        Larry K. Beardall        		6,457,730	   17,500     	67,200

         V.  LeRoy Hansen		         6,455,730   	19,500	     67,200

       		Joseph H. Barton		         6,472,730	    2,500	     67,200


Item 5. 	Other Information
         -----------------

         On January 19, 1997, the Board of Directors appointed Howard L. Edwards to fill a vacancy on the Board of Directors as permitted by the Bylaws of the Company. Mr. Edwards recently retired from Atlantic Richfield Company (ARCO) in 1995 after 27 years serving in various executive positions including vice president, corporate secretary, treasurer, and general attorney at The Anaconda
         Company, a division of ARCO and at ARCO Alaska.
         Prior to joining Anaconda, Mr. Edwards was a partner in the law firm of VanCott, Bagley, Cornwall & McCarthy, Salt Lake City, Utah.

Item 6. 	Exhibits and Reports on Form 8-K
         --------------------------------

       		A) Not applicable.

       		B) Not applicable.

                          SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     DYNATRONICS CORPORATION
                                     -----------------------
                             					   Registrant




Date    February 12, 1997         			/s/ Kelvyn H. Cullimore, Jr.
     ------------------------        ----------------------------
                                     Kelvyn H. Cullimore, Jr.
                                     President
                                     Chief Executive Officer



Date     February 12, 1997         	 /s/ John L. Hales
     -------------------------       ----------------------------
                              							John L. Hales
                              							Chief Financial Officer and
							                              Principal Accounting Officer