Form 10QSB
period 1997-03-31
DYNATRONICS CORP
filed 1997-05-15
CIK 720875

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                              FORM 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997.

[ ] Transition Report Under Section 13 or 15(d) of the
Exchange Act for the transition period from _________ to
_________

Commission File Number:  0-12697


                     Dynatronics Corporation
----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


            Utah            					      	       87-0398434
 --------------------------------         ----------------------
 (State or other jurisdiction of      		     (IRS Employer
  incorporation or organization)       		  Identification No.)


          7030 Park Centre Drive, Salt Lake City, UT  84121
       -------------------------------------------------------
       (Address of principal executive offices)     (Zip Code)


                           (801) 568-7000
                      -------------------------
                     (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        X   Yes           No
                     -------       ------

The number of shares outstanding of the issuer's common stock, no par value, as of May 7, 1997 is 8,424,747 shares.


Transitional Small Business Disclosure Format.

           Yes       X    No
      -----       -------

                     DYNATRONICS CORPORATION

                        TABLE OF CONTENTS







PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements					                       Page Number


Condensed Balance Sheet
   March 31, 1997	                                              1

Condensed Statements of Income
   Three Months and Nine Months Ended March 31, 1997,
   and March 31, 1996	                                          2

Condensed Statements of Cash Flows
   Nine Months Ended March 31, 1997,
   and March 31, 1996	                                          3

Notes to Condensed Financial Statements	                        4


Item 2.  Management's Discussion and Analysis
   of Financial Condition and Results of Operations	            6


Part II.   OTHER INFORMATION	                                  10

                         DYNATRONICS CORPORATION
                         Condensed Balance Sheet
                                (Unaudited)

                                                                        March 31,
      ASSETS                                                               1997
                                                                      --------------

Current assets:
   Cash and cash equivalents                                         $      80,049
   Trade accounts receivable, less allowance for doubtful
          accounts of $89,277                                            2,061,307
   Other receivables                                                        50,698
   Inventories                                                           1,906,275
   Prepaid expenses                                                         58,213
   Deferred tax asset-current                                               91,757
                                                                      ------------
          Total current assets                                           4,248,299

Net property and equipment                                               2,543,553
Excess of cost over book value, net of accumulated amortization
       of $192,297                                                       1,242,477
Deferred tax asset-noncurrent                                              228,365
Other assets                                                               496,224
                                                                      ------------
                                                                     $   8,758,918
                                                                      ============


   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt                            $     140,429
   Current installments of capital lease obligations                         7,450
   Line of credit                                                          167,156
   Accounts payable                                                        601,724
   Accrued expenses                                                        466,162
                                                                      ------------
          Total current liabilities                                      1,382,921

Long-term debt, excluding current installments                           2,135,084
Deferred compensation                                                      426,984
                                                                      ------------
          Total long-term liabilities, excluding current installments    2,562,068
                                                                      ------------
          Total  liabilities                                             3,944,989

Stockholders' equity:
   Common stock, no par value.  Authorized 50,000,000
       shares; issued and outstanding 8,424,747 shares                   1,981,204
   Retained earnings                                                     2,832,725
                                                                      ------------
          Total stockholders' equity                                     4,813,929
                                                                      ------------

                                                                     $   8,758,918
                                                                      ============

See accompanying notes to condensed financial statements.

                                           DYNATRONICS CORPORATION
                                       Condensed Statements Of Income
                                                  (Unaudited)


                                                         Three Months Ended                     Nine Months Ended
                                                               March 31                              March 31
                                                       1997               1996               1997               1996
                                                  -------------     -------------      -------------     ---------------
Net sales                                        $     2,545,178          1,633,092         7,150,478          4,958,410
Cost of sales                                          1,448,611            872,606         4,081,976          2,638,708
                                                   -------------     --------------     -------------     --------------

      Gross profit                                     1,096,567            760,486         3,068,502          2,319,702

Selling, general, and administrative expenses            805,899            488,077         2,226,840          1,454,019
Research and development expenses                        139,274            133,504           428,746            426,515
                                                   -------------     --------------     -------------     --------------

      Operating income (loss)                            151,394            138,905           412,916            439,168


Other income (expense):
   Interest income                                           126             11,308             7,316             29,111
   Interest expense                                      (46,546)           (38,290)         (146,183)          (116,949)
   Other income, net                                     280,829             38,595           330,467            125,864
   Write-off of ITEC note receivable                                                                            (228,824)
                                                   -------------     --------------    --------------    ---------------

      Total other income (expense)                       234,409             11,613           191,600           (190,798)

      Income before income taxes                         385,803            150,518           604,516            248,370

Income tax expense (benefit)                             112,736             61,443           187,787             29,047
                                                   -------------     --------------    --------------    ---------------


      Net income                                $        273,067             89,075           416,729            219,323
                                                   =============     ==============    ==============    ===============


Net income per common share and common
  share equivalents (note 2):                   $           0.03               0.01              0.05               0.03
                                                   =============     ==============    ==============    ===============

Weighted average number of common shares
  and common share equivalents outstanding             8,424,747          7,984,121         8,424,747          7,964,438




See accompanying notes to condensed financial statements.

                                 DYNATRONICS CORPORATION
                            Condensed Statements of Cash Flows
                                       (Unaudited)


                                                                                                   Nine Months Ended
                                                                                                        March 31
                                                                                                 1997            1996
                                                                                             ------------     -----------
Cash flows from operating activities:
  Net income                                                                               $      416,729          219,323
  Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
   Depreciation and amortization of property and equipment                                        129,577          129,601
   Gain on sale of land                                                                          (259,953)               0
   Other amortization                                                                              65,154            6,584
   Provision for doubtful accounts                                                                  9,000            9,000
   Provision for inventory obsolescence                                                            78,000           72,000
   Provision for warranty reserve                                                                  82,853           82,832
   Decrease (increase) in operating assets:
      Receivables                                                                                (442,737)        (205,242)
      Inventories                                                                                (366,440)         218,278
      Prepaid expenses and other assets                                                           (73,563)         (81,017)
      Deferred tax assets                                                                           1,135         (100,596)
   Increase (decrease) in operating liabilities:
      Trade accounts payable and accrued expenses                                                  99,372           (6,050)
      Deferred compensation                                                                        60,138           57,438
      Income taxes payables                                                                       133,009           65,703
                                                                                              -----------      -----------

           Net cash provided by (used in) operating activities                                    (67,726)         467,854
                                                                                              -----------      -----------

Cash flows from investing activities:
Capital expenditures                                                                             (139,976)         (35,112)
Proceeds from sale of assets                                                                      362,620                0
                                                                                              -----------      -----------

           Net cash provided by (used in) investing activities                                    222,644          (35,112)
                                                                                              -----------      -----------

Cash flows from financing activities:
  Principal payments under capital lease obligations                                              (15,221)         (35,166)
  Principal payments on long-term debt                                                           (357,747)         (75,299)
  Net change in line of credit                                                                   (118,755)               0
  Proceeds from sale of common stock                                                                    0           35,744
                                                                                              -----------      -----------

           Net cash provided by (used in) financing activities                                   (491,723)         (74,721)
                                                                                              -----------      -----------

Net increase (decrease) in cash and cash equivalents                                             (336,805)         358,021

Cash and cash equivalents at beginning of period                                                  416,854          779,054
                                                                                              -----------      -----------

Cash and cash equivalents at end of period                                                 $       80,049        1,137,075
                                                                                              ===========      ===========

Supplemental cash flow information
  Cash paid for interest (net of amounts capitalized)                                             146,183          116,949
  Cash paid for income taxes                                                                       52,100           88,900

Supplemental disclosure of non-cash investing and financing activities
  Long-term debt incurred for fixed assets                                                              0                0
  Capital lease obligations incurred for property and equipment                                         0                0

See accompanying notes to condensed financial statements.

                     DYNATRONICS CORPORATION
            NOTES TO CONDENSED FINANCIAL STATEMENTS
                         March 31, 1997
                           (Unaudited)



NOTE 1.  PRESENTATION

The financial statements as of March 31, 1997 and for the nine months then ended were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments to the financial statements have been made to present fairly the financial position and results of operations and cash flows. All adjustments were of a normal recurring nature. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC Annual Reports on Form 10-K under the name of Dynatronics Corporation and/or Dynatronics Laser
Corporation which included audited financial statements for the three years ending June 30, 1996, 1995, and 1994. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10-K filing.


NOTE 2.  EARNINGS PER SHARE

Earnings per common share and common share equivalents are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include shares issuable upon exercise of the Company's stock options.


NOTE 3.  INVENTORIES

Inventories consisted of the following:
                                               						     March  31
       						                                                1997
                                                         ------------
		Raw Materials			                                     $    1,168,412
		Finished Goods		                                            855,323
		Inventory Reserve		                                        (117,460)
                                                         ------------

        						                                         $    1,906,275
                                                         ============

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment were as follows:


                                                 						     March 31
						                                                        1997
                                                         --------------

    	Land					                                           $      354,183
	    Buildings	                                       			     2,068,367
    	Machinery and equipment, and
	      equipment under capital lease	                           994,440
                                                          -------------
						                                                        3,416,990

	    Less Accumulated depreciation
	      and amortization.			                              $      873,437
                                                          -------------

                                                   						$    2,543,553
                                                          =============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Sales for the three-month period ended March 31, 1997 increased 56 percent to $2,545,178 as compared to $1,633,092 in the prior year period. Sales for the nine-month period ended March 31, 1997 increased 44 percent to $7,150,478 as compared to $4,958,410 in the same period of the prior year.

The strong increase in sales for the reporting period of fiscal 1997 is attributable to five key factors: 1) The introduction of the new "50 Series Plus" line of electrotherapy and ultrasound products in February, 1997; 2) Increased sales of medical soft goods and supplies resulting from the Company's acquisition of Superior Orthopaedic Supplies in May, 1996; 3) Sales of iontophoresis products through the Company's exclusive distribution agreement with Life-Tech, Inc. entered into in August, 1996; 4) Sales of treatment tables and rehabilitation equipment resulting from the Company's acquisition of manufacturing operations in Columbia, South Carolina; and 5) Increased sales internationally, following the receipt of marketing approval for certain products in Japan.

With the introduction of the new "50 Series Plus" product line, the Company continues to gain market share through increased sales of these products both domestically and internationally. By incorporating state-of-the-art technology to reduce manufacturing costs, profit margins for these products are the highest of any devices manufactured by the Company.

The development of sales obtained through the acquisition of Superior Orthopaedics accounts for the majority of increased sales for the reporting period and continues to be a focal point of the Company's overall strategy. Combining the Superior product line with Dynatronics' distribution network creates a strategic advantage that management believes will sustain continued sales growth through the remainder of fiscal year 1997 and into future periods. The publication of Dynatronics' first full-line catalogue in January, 1997, gave a significant boost to sales of these products and is expected to continue to fuel sales growth through the next two quarters.

In August 1996, the Company announced the signing of an agreement with Life-Tech, Inc. which appointed Dynatronics as the exclusive distributor of Life-Tech iontophoresis products to the physical medicine market. Iontophoresis is a process of transdermally delivering certain anti-inflammatory and anesthetic drugs into a localized area without the use of needles. Sales of iontophoresis products accounted for 18 percent of the increase in sales over the three-month period ended March 31, 1996. The development of new marketing strategies emphasizing Dynatronics' position as the low-cost provider of iontophoresis products is expected to reinforce continued sales growth.

In January, the Company announced it had acquired assets to begin manufacturing physical therapy treatment tables, parallel bars, and other specialty rehabilitation treatment tables at a facility in Columbia, South Carolina. Agreements were signed effective January 1, 1997 with Mr. Charlton "Stoney" Floyd to purchase certain inventory and lease equipment and real property owned by Mr. Floyd who in turn agreed to act as general manager of the facility. These products are being manufactured under the direction of a seasoned management team with 30 years of experience in this industry. This acquisition is the second such transaction in the past year.

During the reporting quarter, the Company also announced it received government approval to begin marketing two of its most popular products in Japan--the Dynatron 650 Electrotherapy device and Dynatron 950 Combination Electrotherapy and Ultrasound device. Management views this as a major step in the Company's international expansion efforts and expects sales to Japan will ultimately boost overall sales of capital equipment by 10-20 percent over current levels.

Gross Margins for the three-month period increased 44
percent to $1,096,567 as compared to $760,486 in the prior
year period.  Gross Margins for the nine-month period
increased 32 percent to $3,068,502 as compared to
$2,319,702 in the prior year period.    These increases are
primarily attributable to the increase in sales volume as mentioned above. In spite of higher margins on the new "50
Series Plus" products, gross margins as a percentage of sales declined to 43 percent during the reporting quarter as compared to 46 percent in the prior year period. This decrease is due entirely to the addition of medical supplies and soft goods which carry lower margins than the Company's electronic medical devices. Management expects gross margins will remain at current levels in future periods based on anticipated manufacturing costs, sales pricing levels and product mix.

Selling, General and Administrative (SG&A) expenses for the three-month period increased to $805,899 as compared to $488,077 in the same period last year while SG&A for the nine-month period increased to $2,226,840 as compared to $1,454,019 in the prior year period. These increases are directly related to additional SG&A expenses associated with the new operations acquired in Tennessee and South
Carolina. Labor expense also increased due to staffing needs created by higher sales volume and the anticipation of and preparation for further sales increases in the future.

Research and development expenses in the three-month period
totaled $139,274 compared to $133,504 in the prior year
period.  R&D for the nine month period totaled  $428,746
compared to $426,515 in the previous year. R&D expenses for the reporting quarter were primarily related to development of the newly redesigned line of capital equipment known as the "50 Series Plus" which was introduced during the quarter.

Operating income increased to $151,394 in the three-month period ended March 31, 1997 compared to $138,905 in the prior year period, while operating income for the nine month period decreased to $412,916 as compared to $439,168 in the previous year. The increased sales volumes and higher margins associated with the new "50 Series Plus" products were the primary reason for increased operating income during the quarter. These increases were partially offset by the lower profit margins associated with the medical supplies and soft goods products and the increased expenses noted above.

In its first full reporting quarter, the treatment table manufacturing operation in Columbia, SC reported losses of $56,600. This was the most significant impact on operating income for the reporting period. Based on the growth trend in sales and profits, management fully expects this part of operations to be profitable in the fourth quarter of the current fiscal year.

Income before tax for the three-month period increased significantly to $385,428 compared to $150,518 during the similar period of the prior year. Income before tax for the nine-month period increased to $604,141 compared to $248,370 in the prior year period. Increased sales together with the higher margins associated with the new
"50 Series Plus" products contributed to the increased profit from operations. In addition, during the reporting quarter the Company realized a pre-tax gain in the amount of $249,798 from the sale of 2.25 acres of land in Utah.
The sale of the Utah property was part of a tax-free exchange in which the Company acquired two 11,000 sq. ft.
buildings and 3.4 acres of land which currently house the Company's Tennessee operations. The sale price of the Utah property was $1,000,000 while the purchase price of the Tennessee property was $575,000. The $425,000 surplus was used to reduce debt, pay sales commissions, and to pay taxes on the transaction. As a result of the acquisition of the Tennessee property, the Company will decrease its operating expenses by approximately $50,000 annually from the elimination of rental payments on these facilities.
The Company also deferred $115,457 in tax on the sale of the Utah property due to the tax-free exchange. The
Company plans to expand its Tennessee operations on the vacant land acquired in the transaction.

During the first nine months of fiscal 1996, the Company was required to recognize a charge in the amount of $228,824 which affected operating income for that period.
This amount represented the write-off of a note receivable due from ITEC Attractions, which at the time was an affiliate of the Company. ITEC filed a voluntary petition for protection under Chapter 11 of the U.S. bankruptcy laws on January 25, 1996. ITEC filed a Plan of Reorganization with the U.S. Bankruptcy Court that was approved on February 6, 1997. As a result of this approval, in May, 1997, Dynatronics received approximately $90,000 as its share of the bankruptcy dividend payments to creditors.
This amount will be recognized as income next quarter.

Income tax expense for the three-month period ended March
31, 1997 equaled $112,736 as compared to $61,443 in the prior year period. For the nine-month period, income tax expense equaled $187,787 compared to $29,047 in the prior year period. In fiscal 1996, the Company recognized certain income tax benefits related to the write-offs associated with the ITEC Attractions bankruptcy filing.

Net income for the three-month period increased to $272,692 compared to $89,075 for the same period in the prior year.
Net income for the nine-month period increased to $416,354 compared to $219,323 in the previous year period. These increases are a result of the factors discussed above.
Management expects profits from operations will continue to improve as sales volumes increase.

Liquidity and Capital Resources
-------------------------------

The Company expects revenues from operations, together with available sources of borrowing, will be adequate to meet its working capital needs related to its business and its planned capital expenditures for the upcoming operating year.

The Company continues to maintain a liquid position.  The
Company's current ratio at March 31, 1997 was 3.1 to 1.
Current assets represent 48 percent of total assets.

Trade accounts receivable are from the Company's dealer network and are generally considered to be within term.
All accounts payable are within term with the Company continuing its policy of taking advantage of any and all payment discounts available.

The Company maintains a revolving line of credit in the amount of $1,500,000 with a commercial bank. The outstanding balance on this line of credit at March 31, 1997 was $167,156, with $1,332,844 available to the
Company.

Inventory levels at March 31, 1997 equaled $1,906,275.
Accounts receivable at March 31, 1997 totaled $2,061,307.
Management anticipates inventory and accounts receivable levels may increase in future quarters as new products are introduced and sales volumes continue to grow.

Long-term debt excluding current installments at March 31, 1997 totaled $2,135,084, comprised primarily of the mortgage loan on the Company's office and manufacturing facility and the note payable associated with the acquisition of Superior Orthopaedic Supplies. The balance on the mortgage loan is approximately $2 million with monthly principal and interest payments of $19,700. This loan was reduced by $239,000 with proceeds from the sale of the Utah property mentioned previously.

Business Plan
-------------

During the reporting quarter, the Company introduced the new, improved "50 Series Plus" product line which management anticipates will continue to support the Company's dramatic growth trends and further increase market share in the most profitable segment of its market.
This product line offers the greatest number of features at the lowest price of any previous products offered by the Company. By re-engineering these products, their cost of manufacturing was greatly reduced insuring Dynatronics remains a market leader in the sales of electrotherapy and ultrasound products.

With the acquisition of Superior Orthopaedic Supplies in May 1996, the Company has been able to expand distribution of Superior's product line of soft goods and supply products through Dynatronics' dealer network. The
Company's recent start-up of the treatment table manufacturing operation in South Carolina will further broaden its product line. Offering a broad product line is of strategic importance as clinics continue to consolidate and develop centralized purchasing which favors single source suppliers for their medical device and supplies needs.

To capitalize on its broadened product line, the Company published its first full-line catalogue in January, 1997.
The distribution of this catalogue has begun to significantly boost sales and is expected to support continued sales growth. Work on the next generation catalogue is already underway.

Another avenue to increase sales and profits being pursued by management is that of strategic business alliances such as the exclusive distribution agreement signed with Life-
Tech, Inc. in August 1996. The Company continues to evaluate additional strategic alliances and acquisition opportunities which could enhance and broaden the Company's product line.

The Company's sales are expanding internationally with the recent approval to market products in Japan. Management anticipates obtaining additional marketing approvals in fiscal 1998 in Europe which is expected to continue the Company's international expansion.

The Company recognizes the need to continually upgrade and re-engineer existing products as well as introduce new products. The Company's continuing commitment to Research and Development enables Dynatronics to be a technological leader in the market. New products and engineering improvements are constantly being evaluated and developed.

The Company continues to evaluate research into areas of potential efficacy of its low-power laser device. Should any such research provide evidence deemed sufficient for submission to the U.S. Food and Drug Administration, the Company would give consideration to submitting a Pre-Market
Approval Application for the laser to the FDA.

Forward-looking Statements
--------------------------

This quarterly report contains forward-looking statements relating to anticipated financial performance, product development, and similar matters. The Private Securities
Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. With the exception of historical information, statements in this report are forward-looking within the meaning of the law, including statements regarding future products, product development, research and development spending, and the Company's business plan, as well as statements regarding the levels of future international sales The Company notes that risks inherent in its business and a variety of factors could cause or contribute to a difference between actual results and anticipated results. Those risks include, but are not limited to, such factors as market acceptance of Company products (particularly new product lines and re-designed product lines), the ability to hire and retain the services of trained personnel at cost-effective labor rates, the absence of new adverse government regulation of the Company's products, the actions of foreign regulators that may adversely affect the expansion of the Company's marketing activities in foreign markets, political or economic changes in the United States and abroad which may adversely affect the market for physical therapy devices or soft goods in general or the Company's products in particular, the Company's ability to keep pace with technological advances which can occur rapidly, the Company's ability to meet increasing demand, the ability to introduce new products on a timely basis, changing customer requirements, delays in new products qualifications, the timing and extent of research and development expenses, the Company's access to and ability to finance such changes.
The foregoing and other factors, both within and outside the Company's control, may cause actual results to differ from those described in forward-looking statements made in this Report.


PART II.  OTHER INFORMATION


Item 1. 	Legal Proceedings
         -----------------
         There are no material legal proceedings pending to which the Company or any of its subsidiaries is a party or of which any of their property is the subject which require disclosure in this statement.


Item 2. 	Changes in Securities
         ---------------------
       		Not applicable.


Item 3. 	Defaults Upon Senior Securities
         -------------------------------
       		Not applicable.


Item 4.		Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
       		Not Applicable.


Item 5. 	Other Information
         -----------------
		       Not Applicable.


Item 6. 	Exhibits and Reports on Form 8-K
         --------------------------------
         A)  Exhibits
	                 No.      Description
                  ---      -----------
	                 27	      Financial Data Schedule

         B)  Reports on Form 8-K

             During the reporting quarter, the Company filed a Current Report on Form 8-K. This report was dated March 26, 1997 and included
             Item 2 disclosure to reflect the disposition of certain assets by the Company. The asset disposed of consisted of 2.25 acres of undeveloped real property adjacent to the Company's existing manufacturing facility and corporate offices in Utah. As a continuation of the transaction reported in the Form 8-K, the Company on May 12, 1997 completed the acquisition of real property located in Tennessee, which acquisition was structured as a tax-free exchange under the Internal Revenue
             Code.

                         SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DYNATRONICS CORPORATION
                              -----------------------
                              					  Registrant




Date     May 14, 1997         	/s/ Kelvyn H. Cullimore, Jr.
       ----------------        ----------------------------
                               Kelvyn H. Cullimore, Jr.
                               President
                               Chief Executive Officer




Date      May 14, 1997      			/s/ John L. Hales
        -----------------      -----------------------------
                        							John L. Hales
                        						 Chief Financial Officer and
                        							Principal Accounting Officer