Form 10KSB
period 1997-06-30
DYNATRONICS CORP
filed 1997-09-29
CIK 720875

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                             FORM 10-KSB

(Mark One)
[X] Annual Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934 [Fee Required] for the fiscal year ended June 30,
1997.

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ____________ to ____________.

Commission file number 0-12697

                        DYNATRONICS CORPORATION
            (Name of Small Business Issuer in its Charter)

            Utah            	    					              87-0398434
 -------------------------               -------------------------------
(State of Incorporation)	    		       	(I.R.S. Employer Identification No.)

                        7030 Park Centre Drive
                      Salt Lake City, Utah  84121
                            (801) 568-7000

          Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, no par value

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    or No _______.

The aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $9,000,000 as of September 24, 1997.

The number of shares outstanding of each of the issuer's classes of common stock as of September 24, 1997 was:

            	Class								  	                 Shares Outstanding
             -----                            ------------------
 Common Stock, no par value					              	    8,427,847

The Company hereby incorporates the following document by reference into this Report as indicated: (1) The Company's 1997 Proxy and Information Statement, incorporated by reference into Items 11 and 12 of this Report on Form 10-KSB. The statement will be provided to shareholders subsequent to the filing of this Report.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. []
________________________________________________________________________
              Transitional Small Business Disclosure
                      Format (Check One):
                     Yes _______      No      X
                                         ----------

                                PART I

Item 1. Description of the Business
        ---------------------------

    	Dynatronics Corporation, formerly Dynatronics Laser Corporation ("Dynatronics" or the "Company"), a Utah corporation, was organized April 29, 1983 to acquire its affiliates, Dynatronics Research Corporation, and Dynatronics Marketing Company, which were incorporated in Utah in 1979 and 1980, respectively. The principal business of the Company is the design, manufacture and sale of medical devices for therapeutic use, medical supplies and soft goods, treatment tables and rehabilitation products for use by practitioners. Over the years, the Company has grown to become a leader in sales of these products. The Company distributes its products through independent dealers nationwide and internationally and through its full line catalogue.

    	On May 1, 1996, the Company acquired the assets of Superior Orthopaedics Supplies, Inc. ("Superior"), a manufacturer and distributor of medical soft goods, supplies and wood therapy tables and rehabilitation products for the physical medicine market. Superior is located in Ooltewah, Tennessee, a suburb of Chattanooga, Tennessee. The addition of Superior's products to the Company's existing line of capital equipment significantly broadened the Company's product line and strengthened channels of distribution allowing for greater market penetration both domestically and internationally.

    	In August 1996, the Company entered into of a five-year agreement with Life-Tech, Inc. of Houston, Texas, which appoints the Company as exclusive distributor of Life-Tech's iontophoresis products to the physical medicine market throughout the United States and Canada and as a non-exclusive distributor internationally. Iontophoresis is a process by which anti-inflammatory drugs and local anesthetics are delivered transdermally without the use of injection needles. The acceptance of iontophoresis as a method of treatment among physical therapists has grown significantly over the past decade.

   	In December, 1996, the Company acquired certain assets in Columbia, South Carolina to begin manufacturing physical therapy treatment tables, rehabilitation parallel bars, and other specialty rehabilitation products. Agreements were signed with Mr. Charlton "Stoney" Floyd, founder and past president of Midland Table Company to lease equipment and real property for the new venture as well as to provide consulting services. In May 1997, Mr. Floyd was named General Manager of the Company's Columbia operations. Mr. Floyd has an extensive background in the design, manufacture and sale of rehabilitation tables and equipment. The addition of treatment tables and related products is of strategic importance in the Company believes it is now able to offer the broadest line of manufactured products in the industry.

                Description of Products Manufactured
                  and/or Distributed by the Company

    	The Company's product line can be divided into three primary segments: (1) Therapy Devices including Electrotherapy and Therapeutic Ultrasound; (2) Medical Supplies and Soft Goods; and (3) Treatment Tables and Rehabilitation Equipment. These products are used primarily by physical therapists, chiropractors, sports medicine doctors and other physical medicine practitioners.

Therapy Devices
---------------

    	Electrotherapy - The therapeutic effects of electrical energy have occupied an important position in physical medicine for over three decades. There has been an evolution through the years to use the most effective and painless wave forms and frequencies for patient comfort and for success in the treatment of pain and related physical ailments. Medium frequency alternating currents ("AC"), which are used in the Company's electrotherapy devices, are believed to be the most effective and comfortable for patients. Electrotherapy is commonly used for treating chronic, intractable pain and/or acute, post-traumatic pain, increasing local blood circulation, relaxation of muscle spasms, prevention or retardation of disuse atrophy, and muscle re-education.

    	Therapeutic Ultrasound - Ultrasound therapy is a process of providing therapeutic deep heat to muscle tissues through the introduction of soundwaves into the body. It is the most common modality used in physical therapy today for the treatment of pain relief, muscles spasms and joint contractures.

"50 Series" and "50 Series Plus" Products

     With recent industry trends toward managed care, the Company anticipated an increased market demand for lower cost devices that did not sacrifice important features. The result was the introduction in fiscal years 1994-1996 of the "50 Series" product line which incorporated the latest in technology allowing the Company to reduce the size of these devices by 50% compared to their predecessor devices and also reduce the price without forfeiting key features.

    	During fiscal 1997, the Company introduced seven new devices including the Dynatron 125 and 525 which target the low-priced segment of the market, together with five new "50 Series Plus" products which add additional features and capabilities to the popular "50 Series" line of products while at the same time reducing the cost of manufacturing the products. (See Schedule of Therapy Products below.) Dynatronics intends to continue development of its electrotherapy and ultrasound technology and remain a leader in the design, manufacture and sale of therapy devices. Therapy devices and related products accounted for over half of sales revenue in fiscal 1997.

Iontophoresis

     In fiscal 1997, the Company added Life-Tech's line of iontophoresis products to its family of therapy devices offered to practitioners. These products include the Iontophor II and Microphor devices which are used in physical medicine applications primarily for treating inflammation. The devices use electrical current to drive drugs such as lidocaine and dexamethasone through the skin for localized treatment of inflammation. The drug is placed in a disposable electrode. The products sold by the Company include the electrical current generating device (Microphor and Iontophor II) and the disposable electrodes into which the drug of choice is placed by the practitioner.

     The chart below lists the therapy device products manufactured and marketed by the Company which materially contributed to total
Company sales.

                   Schedule of Therapy Products
           Manufactured and/or Distributed by Dynatronics

                                    									       Fiscal Year
Product Name		         Description				              Introduced
------------           -----------                  ------------

Dynatron 150*			       Ultrasound				               3rd quarter 1994

Dynatron 550*			       Multi-modality			       	    1st quarter 1995
                       Electrotherapy

						                                         			  Fiscal Year
Product Name	          Description			      	        Introduced
------------           -----------                  ------------

Dynatron 850*		        Combination Electrotherapy/		1st quarter 1995
                   				Ultrasound


Dynatron 650*			       Multi-modality 				          2nd quarter 1996
                   				Electrotherapy

Dynatron 950*			       Combination Electrotherapy/		2nd quarter 1996
                   				Ultrasound

Dynatron 125			        Ultrasound				               1st quarter 1997

Dynatron 525			        Electrotherapy				           1st quarter 1997

Iontophor II &			      Iontophoresis				            1st quarter 1997
Microphor +

Dynatron 150 Plus**		  Ultrasound			 	              3rd quarter 1997

Dynatron 550 Plus**		  Multi-modality             		3rd quarter 1997
                       Electrotherapy

Dynatron 650 Plus**		  Multi-modality               3rd quarter 1997
                       Electrotherapy

Dynatron 850 Plus**		  Combination Electrotherapy/		3rd quarter 1997
                   				Ultrasound

Dynatron 950 Plus**		  Combination Electrotherapy/		3rd quarter 1997
                   				Ultrasound
_____________________
Dynatron is a registered trademark (#1280629) owned by Dynatronics

	* "50 Series" Product Line
	** "50 Series Plus" Product Line
	+ Manufactured by Life-Tech

Allocation of Sales Among Key Products
--------------------------------------

    	The Dynatron 950 represented 25% of consolidated revenues in fiscal 1996. No other product accounted for more than 15 percent of the Company's revenues during any of the last two fiscal years.

Medical Supplies and Soft Goods
-------------------------------

    	The Company's product line of therapy devices has been significantly expanded by more than 200 new products through the acquisition of Superior Orthopaedics Supplies in May, 1996. The Company now offers nearly every major category of supplies and equipment used in physical therapy clinics. These product categories include orthopedic soft goods, cervical supports, exercise products, lumbar supports, hot and cold therapy equipment, patient care supplies, neoprene supports, wood treatment tables, whirlpool products, and various additional supplies and soft goods.

	    Medical supplies and soft goods now manufactured by the Company include: hot packs, therapy wraps, wrist splints, neoprene braces and supports, lumbar supports, cervical collars, slings, cervical pillows, back cushions, weight racks, and wood treatment tables. Products distributed by the Company include: cold packs, skin cleanser, lotions and gels, paper products, athletic tape, canes and crutches, reflex hammers, stethoscopes, splints, elastic wraps, exercise weights, theraband tubing, hydrocollators, whirlpools, gloves, electrodes, tens devices, and traction equipment. The Company is continually seeking to expand the line of products it manufactures and distributes.

Treatment Tables and Rehabilitation Equipment
---------------------------------------------

    	In January, 1997, the Company expanded its product offering through the acquisition of a treatment table manufacturing operation in Columbia, South Carolina. The Company now manufactures and distributes a line of physical therapy treatment tables, rehabilitation parallel bars, and other specialty rehabilitation tables. The products manufactured at the Columbia operations are primarily of metal construction. The product line includes motorized and manually-operated products. The Company offers over 30 varieties of treatment tables and rehabilitation equipment.

     As a result of the acquisitions of Superior Orthopaedic Supplies and the treatment table manufacturing operation, the Company has become a broad line supplier in the physical medicine market. The target markets for the Company are physical therapy, chiropractic, podiatry, sports medicine, industrial medicine, family practice, and the sub-groups of each of these specialties.

Other Products
--------------

    	In addition to the therapy products and medical supplies and soft goods and treatment tables already mentioned, the Company continues to sell on a limited basis other products such as the Dynatron 2000 Patient Testing and Management System, Dynatron 360 Range of Motion
Inclinometer, Dynatron 320 Grip Strength Analyzer, and the Dynatron 330 Body Composition Analyzer.

Low Power Laser
---------------

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

    	Low-power laser therapy is used extensively in countries around the world as an adjunctive therapy in pain management, wound healing and certain immune system responses. However, the United States Food and Drug Administration (FDA) has not cleared these devices for general sale in the United States. The process by which such clearance is granted is known as Pre- market Approval (PMA). Obtaining a PMA requires a significant investment of time and resources.

    	In the 1980's, Dynatronics filed a PMA with the FDA for its Dynatron 1120 low-power laser device. In spite of the expenditure of substantial effort and resources, the FDA refused to clear the laser for general marketing due to inconclusive evidence of the effectiveness of the device. Consequently, due to the subjective nature of the process and the required commitment of human and monetary resources, the Company is not currently seeking FDA clearance of its low-power laser device. Instead, the Company continues to seek indications of efficacy that can be more easily demonstrated in a PMA. Should such an indication of efficacy be identified, the Company would again give consideration to actively seeking FDA approval of its low- power laser devices.

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

    	Since no low-power laser has been cleared for marketing in the United States, the Dynatron 1650 is only sold domestically for research purposes under approved Investigational Device Exemptions pursuant to FDA guidelines. There is growing interest, however, in the Dynatron 1650 in foreign markets. Recent changes in FDA export regulations of investigational medical devices ease the regulatory burden for accessing these foreign markets. However, the Company does not expect these changes to materially affect sales in the next fiscal year.

                   Description of the Company's
              Marketing and Manufacturing Operations

Patents and Trademarks
----------------------

    	The Company currently holds a patent on the "Target" feature of its electrotherapy products which will remain in effect until July 18, 2006 and a patent on the Company's multi-frequency ultrasound technology which will remain in effect until June, 2013. A design patent is also held on the Dynatron Equalizer which will remain in effect until July
21, 2006. This design patent covers the device's appearance. The Company does not hold any other patents. The trademark "Dynatron" has been registered with the United States Patent and Trademark Office and the appropriate government offices in Japan. The Company's other copyrightable material is protected under U.S. copyright laws.

Warranty Service
----------------

    	The Company warrants all products it manufactures for time periods ranging in length from 90 days to two years after the sale. The Company also sells accessory items supplied by other manufacturers. These accessory products carry warranties similar to those offered by the Company. Warranty service is provided from the Salt Lake City, Chattanooga, and Columbia facilities, according to the service required. These warranty policies are comparable to warranties generally available in the industry.

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

    	During fiscal 1997 and 1996 no single customer accounted for more than 10 percent of total revenues.

    	The Company exports products to approximately 25 different countries. International sales (i.e. sales outside North America) did not exceed 10 percent of the Company's total sales in any of the last two years. In January, 1997, the Company began sales of two of its devices to Japan. Efforts are currently underway to obtain marketing clearance for the Company's products in the European Union, as well as other countries. However, access to foreign markets is sometimes barred or made more difficult for devices such as those manufactured by the Company because of tariff restrictions, foreign currency fluctuations, currency control regulations, competing or conflicting manufacturing standards, governmental regulation and approval policies for medical testing and therapy devices and licensing requirements. The Company has no foreign manufacturing operations.

Competition
-----------

    	Despite significant competition, the Company has distinguished its therapy products by using the latest technology as evidenced by its patented Target feature and patented multi-frequency ultrasound technology. These features, along with the new "50 Series" and "50
Series Plus" concepts, have made the Company a leader in technologically advanced electrotherapy and ultrasound devices. In addition, being the manufacturer of many of the medical supplies, soft goods and tables sold by the Company allows the Company to focus on quality manufacturing at competitive prices. This gives the Company an edge over many competitors who are just distributors of such products.

    	Electrotherapy/Ultrasound. The competition in the electrotherapy and ultrasound markets is from both domestic and foreign companies. No fewer than a dozen companies produce devices similar to those of the Company some of which are larger, more established and have greater resources than the Company. Few companies, domestic or foreign, provide multiple-modality devices, and none offer all the features of the Dynatron 950 Plus. No competitor offers the ultrasound feature of three frequencies on multiple-sized soundheads for which the Company holds a patent. Some of the Companies which provide competitive products are:
Chattanooga Group, Excel-Tech, Rich-Mar, Mettler Electronics, and Williams Healthcare.

    	Medical Supplies & Soft Goods. The Company competes against various manufacturers and distributors of medical supplies and soft goods, some of which are larger, more established and have greater resources than the Company. Excellent customer service along with providing value to customers is of key importance in this segment of the market. While there are many specialized manufacturers in this area, only a few such as Chattanooga Group, Fabrication Enterprises, and Bailey Manufacturing actually manufacture a broad line of competitive products. All other competitors are primarily distributors such as EMPI, Graham Fields, Sammons Preston, Meyers Distributing and AliMed Inc.

    	Iontophoresis. Competition in the iontophoresis market is primarily from IOMED and EMPI. Both of these competitors have a much larger market share than Life-Tech, the manufacturer of the iontophoresis products marketed and sold by the Company. The Company believes that Dynatronics' strong distribution network will be essential in order to compete against these two larger companies.

    	Treatment Tables. The primary competition in the treatment table market is from domestic manufacturers including Hausmaun Industries, Midland Table Co., Bailey Manufacturing, S&W Enterprises, Tri-W-G, Chattanooga Group, Henley Healthcare, Medfit, and Clinton Industries. Dynatronics' combination of industry experience, quality and competitive pricing will provide the foundation for the Company to compete in this marketplace.

     	Information necessary to determine or reasonably estimate the Company's, and its competitors', market share in any of these markets is not available.

Manufacturing and Quality Assurance
-----------------------------------

     	Manufacturing is conducted at the Company's facilities in Salt Lake City, Utah, Chattanooga, Tennessee and Columbia, South Carolina. The Company sub-contracts the production of certain components, but all work is performed to Dynatronics' specifications. Sub- assembly, final assembly and quality assurance procedures are all performed by trained staff at the Company's manufacturing facilities in Salt Lake City, Chattanooga, and Columbia. All component parts used in Dynatronics' device designs and all raw materials for medical supplies and soft goods manufacturing are readily available from suppliers.

     	Dynatronics conforms to Good Manufacturing Practices as outlined by the FDA. This includes a comprehensive program for processing customer feedback and analyzing product performance trends. By insuring prompt processing of timely information, the Company is better able to respond to customer needs and insure proper operation of its products. All products are marketed pursuant to FDA clearance regulations.

    	In 1994, the Company introduced the Quality First Program, a concept for total quality management designed to involve each employee in the quality assurance process. Under this program, employees are not only expected to inspect for quality, but they are empowered to stop any process and make any changes necessary to insure that quality is not compromised. An incentive program is established to insure the continual flow of ideas and to reward those who show extraordinary commitment to the Quality First concept. Quality First has not only become the Company motto, but it is the standard by which all decisions are made. The results of this program have been manifest in the low warranty expense associated with the Company's "50 Series" and "50 Series Plus" products. The Quality First Program has instilled renewed employee pride, increased customer satisfaction, and improved overall operations of the Company.

    	The Company is working to achieve ISO 9001 Certification which is an internationally recognized standard of quality adopted by over 90 countries. Management anticipates the Company will complete its ISO
9001 certification within the next 18 months.

Research and Development
------------------------

    	The Company has historically been very committed to research and development. In 1996 and 1997 the Company expended $565,697 and $653,413, respectively, for research and development which represented approximately 6 to 8 percent of the gross revenues of the Company in those years. Substantially all of the research and development expenditures were for the development of new products or the upgrading of existing products. Because of its strong commitment to the future and to providing the most current technology in its medical devices, the Company projects it will continue to invest in research and development at amounts similar to those indicated above.

Environment
-----------

    	The Company's operations are not subject to material compliance with Federal, State and Local provisions enacted or relating to protection of the environment or discharge of materials into the environment.

Seasonality
-----------

    	The Company has not been materially affected by seasonality factors in its business operations.

Employees
---------

    	On June 30, 1997, the Company had a total of 103 full-time employees, as compared to 72 as of June 30, 1996. This increase in number of employees is primarily the result of increased sales volumes and the acquisitions of Superior Orthopaedic Supplies and the treatment table manufacturing operation in Columbia, South Carolina which began operations in fiscal 1997.

                              Other Information

Investment in Affiliates
------------------------

    	Pursuing a course of diversification, on June 3, 1986 the Company formed International Tourist Entertainment Corporation ("ITEC Attractions" or "ITEC") to develop tourist destination, giant screen theater complexes. In December, 1992, ITEC made an initial public offering of its common stock which resulted in Dynatronics' ownership being reduced to 36% and ITEC beginning to operate as a separate entity from Dynatronics. ITEC opened a theater and retail mall in Branson, Missouri in October, 1993.

    	On January 25, 1996, ITEC filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy code. As a result, in fiscal year 1996 Dynatronics was required to write-off a total of $720,103, of which $228,824 represented a receivable due from ITEC, and the balance of $491,279 was related to Dynatronics' guarantee of an ITEC bank loan. These write-offs fully expensed all costs associated with the Company's investment in ITEC.

    	In February, 1997, ITEC's Plan of Reorganization was confirmed by the U.S. Bankruptcy Court. Pursuant to the Plan, Dynatronics received a creditors dividend of approximately $89,000 and the Company's ownership in ITEC was significantly reduced to approximately three percent of the outstanding shares, the value of which is carried at zero on the books of the Company.

Forward-Looking Statements
--------------------------

     When used in this Report on Form 10-KSB, the words
"believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.
The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.


Item 2.   Properties
          ----------

    	The Company's headquarters and principal place of business is located at 7030 Park Centre Drive, Salt Lake City, Utah 84121. The Company's headquarters consist of a single facility housing administrative offices and a plant totaling approximately 36,000 square feet.
The Company owns the land and building housing its headquarters, subject to a mortgage requiring a monthly payment of approximately $19,700.
The mortgage matures in 2013. During 1997, the Company sold 2.25 acres of land in Salt Lake City and acquired 3.38 acres of land and the 22,500 sq. ft. facility previously leased in

Ooltewah, Tennessee in a tax-free exchange of property. The Company is in the process of constructing an additional 20,000 sq. ft. facility at the Ooltewah, Tennessee location. The Company leases approximately
6,000 sq. ft. of manufacturing space in Columbia, South Carolina, and is in the process of securing additional space for this operation. This lease commenced in December, 1996 and carries a 6 year term with monthly lease pay-ments of $800. The Company may terminate the lease at any time, but must pay a penalty equal to four month's rental payments if it terminates the lease during 1997.

Management believes these expansion plans together with the Company's existing facilities are adequate to accommodate presently expected growth and needs of the Company for its operations.

    	Equipment used in the manufacture and assembly of the Company's products is owned or leased by the Company. The Company plans to purchase and/or lease additional manufacturing and assembly equipment during fiscal year 1998 to meet increased demand for its products. The nature of this equipment is not specialized and may be readily obtained from any of a number of suppliers. The Company also owns and leases computer equipment and engineering and design equipment used in its research and development programs.

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


                                 PART II

Item 5.   Market for the Company's Common Equity and Related Stockholder
Matters.

    	Market Information. The common stock of the Company is listed on the Nasdaq Small Cap Market (symbol: DYNT). The following table shows the range of high and low prices for the Company's common stock as quoted on the NASDAQ system for the quarterly periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                                            Year Ended June 30,
                                  							1996			              1997
							                                  ----                 ----
			                                 High      Low         High     Low
                                   -------------------------------------
1st Quarter (July-September)       $1.44      $.94        $1.25    $.62
2nd Quarter (October-December)      1.38      1.25         1.12     .84
3rd Quarter (January-March)       		1.62       .87         1.21     .78
4th Quarter (April-June)		          1.56       .81         1.12     .65

    	Holders. As of September 24, 1997, the approximate number of common stock shareholders of record was 523. This number does not include beneficial owners of shares held in "nominee" or "street" name. Including these beneficial owners, the Company estimates total shareholders exceed 2,000.

     	Dividends. The Company has not paid cash dividends on its common stock during the past two fiscal years. At the present time, the Company's anticipated capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the development of its business.

      Recent Sales of Unregistered Securities

      The Company has not sold any securities during the past three years. In connection with the acquisition of Superior Orthopedic Supplies on May 1, 1996, the Company issued a total of 440,000 shares of common stock. These shares were restricted securities and were issued without registration in reliance upon exemption from registration under Section 4(2) and other provisions of the Securities Act of 1933, as amended and the rules and regulations promulgated thereunder.

Selected Financial Data
-----------------------

     The table listed below summarizes selected financial data for the Company and is qualified in its entirety by the more detailed financial statements included herein.

                        SELECTED FINANCIAL DATA
                       Fiscal Year Ended June 30

             			           1997          1996           1995          1994          1993
                       --------------------------------------------------------------------
Net Sales	             $10,160,467	    6,784,748	     6,112,241	    4,900,408	    5,970,379
Net Income (loss)	     $   612,539	     (193,892)	      217,083	      290,059	      326,621
Net Income (loss)	     $       .07	         (.02)          	.03          	.04        	  .04
    per share
Working Capital	       $ 3,027,119    	2,616,464	     3,319,272	    2,899,196	    2,608,604
Total Assets	          $ 9,642,479	    8,508,609	     7,187,328	    7,176,641	    5,617,775
Long-term Obligations	 $ 2,534,553	    2,856,302	     2,399,371	    2,454,148	    1,287,189

Item 6.

Management's Discussion and Analysis or Plan of Operation
---------------------------------------------------------

Fiscal 1997 Compared to Fiscal 1996

Results of Operations
---------------------

    	Sales for the fiscal year ended June 30, 1997 increased 50 percent to $10,160,467 as compared to $6,784,748 in fiscal year 1996. During fiscal year 1997, the Company introduced seven new electrotherapy and ultrasound products to the market. Two of these products, the Dynatron 125
Ultrasound and Dynatron 525 Electrotherapy device, were introduced in the first quarter of the fiscal year. These units target the low-priced segment of the market, a market segment in which Dynatronics has not previously participated. Five additional devices known as the "50
Series Plus" product line were introduced during the third quarter of the fiscal year. These new products carry higher margins than the Company's previous units and were a main contributor to the Company's improved operating profits during the year ended June 30, 1997.

     On May 1, 1996, the Company acquired substantially all of the assets and certain liabilities of Superior Orthopaedic Supplies, Inc. a Tennessee-based manufacturer and marketer of medical soft goods, wood therapy tables, and supplies. This acquisition has allowed the Company to expand its product line by more than 200 medical supply-type products. The combination of Superior's product line with Dynatronics' distribution network, together with publication of Dynatronics' first full-line catalogue in January, 1997, resulted in a 63% increase in the sales of these products in fiscal year 1997 over annual sales at the time Superior was acquired in 1996.

    	In August 1996, the Company entered into an agreement with Life-Tech, Inc. which appointed Dynatronics as the exclusive distributor of Life-Tech iontophoresis products to the physical medicine market. Iontophoresis is a process of transdermally delivering certain anti-inflammatory and anesthetic drugs into a localized area without the use of needles.
Sales of iontophoresis products accounted for 16 percent of the increase in fiscal year 1997 sales over fiscal year 1996. The development of new marketing strategies emphasizing Dynatronics' position as the low-cost provider of iontophoresis products is expected to reinforce continued sales growth.

    	On January 1, 1997, the Company acquired assets to begin manufacturing physical therapy treatment tables, rehabilitation parallel bars and other specialty rehabilitation equipment. These products are manufactured under the direction of a seasoned management team with 30 years of combined experience in this industry. The Company was able to lease real property and equipment and acquire other equipment and inventory for approximately $75,000. During the start-up period and through its first full quarter of manufacturing (quarter ended March 31, 1997) this operation lost $68,300 pre-tax. However, in its second quarter of operations, this venture reported a pre-tax profit of $2,500. The addition of these metal treatment tables and rehabilitation equipment has added over 30 varieties of new products to the Company's ever-broadening offering of products. This acquisition, together with the acquisition of Superior Orthopaedic Supplies, and the strategic alliance with Life-Tech enable the Company to provide the majority of the physical medicine practitioner's clinical needs for medical devices and products.

    	During 1997, the Company received government approval to begin marketing two of its most popular products in Japan, the Dynatron 650 Electrotherapy device and Dynatron 950 Combination Electrotherapy and Ultrasound device. Management views this as an important step in the Company's international expansion efforts and expects sales to Japan will ultimately boost overall sales of capital equipment by 10-20 percent over current levels. The process has, unfortunately, been much more involved and slower than originally anticipated. However, the Company now feels it has cleared all major impediments and expects fiscal year 1998 to reflect significant increases in sales to the Japanese market.

    	The Company's gross margin as a percent of sales remained relatively constant at 42.5 percent in fiscal year 1997 compared to 42.8 percent in fiscal year 1996. However, during fiscal year 1996, the Company booked a one-time charge of $183,101 related to a write-off of certain obsolete inventories. Exclusive of this write-off, gross margins in 1996 equaled
45.5 percent of sales. The relative decrease in gross margin in 1997 is attributed to the addition of medical supplies and soft goods as well as treatment tables which carry lower margins than the Company's electrotherapy and ultrasound products which accounted for the majority of sales in fiscal year 1996.

    	The Company's 1997 selling, general and administrative (SG&A) expenses equaled $2,989,431 as compared to $2,073,223 in fiscal year 1996. This increase is directly attributable to the additional SG&A and expenses associated with the acquisitions of Superior Orthopaedic
Supplies and the treatment table manufacturing operation.

    	During fiscal year 1997, the Company maintained its commitment to research and development (R&D), expending $653,413 for the year as compared to $565,697 in fiscal year 1996. R&D expenses for fiscal year 1997 were primarily related to the development of the seven new therapy products introduced during the fiscal year.

    	In March 1997, the Company sold 2.25 acres of land in Salt Lake City, Utah for $1,000,000. Part of the proceeds from this sale were used to purchase property which had been leased by the Company in Ooltewah, Tennessee. The sale and purchase were structured as a tax-free exchange under federal tax laws. In addition, the Company used the balance of the proceeds from the land sale to reduce debt, pay sales commissions, and to pay taxes on the transaction.

     	The Company received a bankruptcy dividend of approximately $89,000 in connection with ITEC's Plan of Reorganization which was confirmed by the U.S. Bankruptcy Court in February 1997. This dividend was reported as income in the fourth quarter of fiscal 1997 since the Company had previously expensed its investments in ITEC.

     In the year ended June 30, 1997, the Company's income tax expense was $327,453 as compared to $232,974 in income tax benefit for fiscal year 1996. The 1996 tax benefit was related to the non-operating losses incurred and the carry back of those losses to prior years which generated tax refunds.

     Net income for the 1997 fiscal year totaled $612,539 as compared to a net loss of $193,892 in fiscal year 1996. Net income for fiscal year 1997 included gain recognition of approximately $260,000 on the sale of the Salt Lake City property described above as well as approximately $89,000 from the ITEC bankruptcy dividend. The net loss in fiscal 1996 included $720,103 in write-offs associated with the bankruptcy of ITEC
Attractions. Exclusive of these non-operating items and their associated tax attributes, net income from operations in 1997 increased
50 percent to approximately $394,000 as compared to $183,800 in fiscal year 1996. This improvement was a direct result of the 50 percent increase in sales as well as and the higher margins associated with the "50
Series Plus" products.

Liquidity and Capital Resources

     Associated with the significant growth of the Company was commensurate growth in inventories, accounts receivable, and capital expenditures. From June 30, 1996 to June 30, 1997, inventories increased by $670,425, accounts receivable increased by $776,740, and capital expenditures were $406,658. In addition, line of credit balances, net of cash balances, increased approximately $120,000 over the same period. While the Company anticipates continued growth in future years, it is expected that revenues from operations, together with available sources of borrowing, will be adequate to meet the Company's working capital needs related to its business and its planned capital expenditures for the upcoming operating period.

     The Company's current ratio at June 30, 1997 was 2.4 to 1.

     The Company maintains an open line of credit with a commercial bank in the amount of $1.5 million. Interest on the line of credit is based on the bank's index rate plus one-half percent which at June 30, 1997, equaled 9.5 percent. The line of credit is collateralized by the Company's accounts receivable and inventories. As of June 30, 1997, $570,528 was outstanding on the line of credit.

     Accounts receivable represent amounts due from the Company's dealer network and from medical practitioners and clinics. The historical relationship with these customers indicates that the allowance for doubtful accounts is adequate. Accounts receivable are generally collected within 30 days of the terms extended.

     Inventory levels at June 30, 1997 equaled $2,180,260. With the introduction of several new products in fiscal 1998 together with the anticipated increase in sales, management expects that inventory levels will increase during fiscal 1998.

     For additional information with respect to sources and uses of cash, refer to the statements of cash flows included in the Company's financial statements.

     The Company's revenues and net income from continuing operations have not been unusually impacted by inflation or price increases for raw materials and parts from vendors.

Item 7. Financial Statements
        --------------------

    	The consolidated financial statements and accompanying report of the Company's auditors follow immediately and form a part of this report.

Independent Auditors' Report



The Board of Directors
Dynatronics Corporation:


We have audited the accompanying balance sheet of Dynatronics Corporation as of June 30, 1997 and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynatronics
Corporation as of June 30, 1997, and the results of its operations and its cash flows for each of the years in the two-year period ended
June 30, 1997, in conformity with generally accepted accounting principles.


                                  						KPMG Peat Marwick LLP
Salt Lake City, Utah
August 8, 1997

                       DYNATRONICS CORPORATION

                            Balance Sheet

                            June 30, 1997



                         Assets
                         ------

Current assets:
    Cash and cash equivalents                                     $  544,615
    Trade accounts receivable, less allowance for doubtful
       accounts of $75,912 (note 6)                                2,227,587
    Related party and other receivables (note 10)                     29,167
    Inventories (notes 3 and 6)                                    2,180,260
    Prepaid expenses                                                  71,519
    Deferred tax asset - current (note 11)                            69,336
                                                                  ----------
              Total current assets                                 5,122,484

Property and equipment, net (notes 4 and 7)                        2,605,927

Excess of cost over fair value of net assets acquired,
    net of accumulated amortization of $214,015                    1,220,759
Deferred tax asset - noncurrent (note 11)                            192,330
Other assets                                                         500,979
                                                                  ----------

                                                                  $9,642,479
                                                                  ==========
               Liabilities and Stockholders' Equity
               ------------------------------------

Current liabilities:
     Current installments of long-term debt (note 7)              $  161,961
     Current installments of capital lease obligations (note 8)        4,968
     Line of credit (note 6)                                         570,528
     Accounts payable                                                710,910
     Accrued expenses (note 9)                                       646,998
                                                                  ----------
             Total current liabilities                             2,095,365

     Long-term debt, excluding current installments (note 7)       2,087,523
     Deferred compensation (note 15)                                 447,030
                                                                  ----------
             Total liabilities                                     4,629,918

Stockholders' equity:
     Common stock, no par value.  Authorized 50,000,000
        shares; issued and outstanding 8,427,847 shares            1,984,026
     Retained earnings                                             3,028,535
                                                                  ----------
             Total stockholders' equity                            5,012,561

Commitments and contingencies (notes 5, 8, and 15)                ----------
                                                                  $9,642,479
                                                                  ==========
See accompanying notes to financial statements.

                           DYNATRONICS CORPORATION

                          Statements of Operations

                     Years ended June 30, 1997 and 1996




                                                        1997          1996

Net sales                                           $10,160,467    6,784,748
Cost of sales                                         5,841,787    3,882,901
                                                    -----------   ----------

         Gross profit                                 4,318,680    2,901,847

Selling, general, and administrative expenses         2,989,431    2,073,223
Research and development expense                        653,413      565,697
                                                    -----------   ----------

         Operating income                               675,836      262,927

Other income (expense):
     Interest income                                      8,743       35,006
     Interest expense                                  (187,613)    (163,223)
     Loss on write off of related party
         notes receivable (note 5)                            -     (720,103)
     Other income, net (notes 4, 5, and 10)             443,026      158,527
                                                    -----------   ----------

         Total other income (expense), net              264,156     (689,793)
                                                    -----------   ----------

         Income (loss) before income taxes              939,992     (426,866)

Income tax benefit (expense) (note 11)                 (327,453)     232,974
                                                    -----------   ----------

         Net income (loss)                          $   612,539     (193,892)
                                                    ===========   ==========

         Net income (loss) per share                $      0.07        (0.02)
                                                    ===========   ==========

Weighted average number of common shares
     and common share equivalents outstanding         8,425,027    8,040,710




See accompanying notes to financial statements.

                         DYNATRONICS CORPORATION

                   Statements of Stockholders' Equity

                   Years ended June 30, 1997 and 1996





                                                                Total stock
                                                                  holders'
                                      Common         Retained      equity
                                       stock         earnings
                                    ----------      ----------   ----------
Balances at June 30, 1995           $1,653,818       2,609,888    4,263,706

Issuance of 40,850 shares of
  common stock upon exercise of
  employee stock options (note 13)      35,744               -       35,744

Income tax benefit from
  nonemployee exercise of
  stock options                          5,642               -        5,642

Issuance of 440,000 shares of
  common stock for
  business acquired                    286,000               -      286,000

Net loss                                     -        (193,892)    (193,892)
                                     ---------      ----------    ---------

Balances at June 30, 1996            1,981,204       2,415,996    4,397,200

Issuance of 3,100 shares of
  common stock upon exercise of
  employee stock options (note 13)       2,713               -        2,713

Income tax benefit from
  nonemployee exercise of stock
  options                                  109               -          109

Net income                                   -         612,539      612,539
                                     ---------       ---------    ---------

Balances at June 30, 1997           $1,984,026       3,028,535    5,012,561
                                    ==========       =========    =========




See accompanying notes to financial statements.

                           DYNATRONICS CORPORATION

                           Statements of Cash Flows

                       Years ended June 30, 1997 and 1996




                                                                   1997       1996
                                                                 --------   ---------
Cash flows from operating activities:
   Net income (loss)                                             $612,539   (193,892)
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization of property and equipment      182,757    177,211
     Other amortization                                            91,873     22,628
     Gain on disposal of assets                                   270,580          -
     Write off of related party receivable                              -    720,103
     Write off of inventory                                             -    183,101
     Provision for doubtful accounts                               16,800     12,000
     Provision for inventory obsolescence                         108,000     99,000
     Provision for warranty reserve                                     -    107,749
     Deferred compensation                                         80,184     76,584
     Changes in operating assets and liabilities, net
        of effects of business acquisition:
           Receivables                                           (776,740)  (179,897)
           Inventories                                           (670,425)   141,818
           Prepaid expenses and other assets                      (96,625)   (63,910)
           Deferred tax assets                                     59,591    (90,128)
           Income taxes                                           231,632   (206,786)
           Accounts payable and accrued expenses                  555,187    (23,421)
                                                                 --------   --------

               Net cash provided by operating activities          665,353    782,160
                                                                 --------   --------

Cash flows from investing activities:
     Loan to affiliates                                                 -   (591,278)
     Capital expenditures                                        (406,658)   (73,300)
     Payment for business acquisition                                   -   (652,172)
                                                                 --------  ---------
               Net cash used in investing activities             (406,658)(1,316,750)
                                                                 --------  ---------

Cash flows from financing activities:
     Principal payments under capital lease obligations           (17,703)   (44,742)
     Principal payments on long-term debt                        (400,561)  (104,523)
     Net change in line of credit                                 284,617    285,911
     Proceeds from issuance of common stock                         2,713     35,744
                                                                 --------  ---------

               Net cash provided by (used in) financing
               activities                                        (130,934)   172,390
                                                                 --------  ---------

Net increase (decrease) in cash and cash equivalents              127,761   (362,200)

Cash and cash equivalents at beginning of year                    416,854    779,054
                                                                 --------  ---------
Cash and cash equivalents at end of year                         $544,615    416,854
                                                                 ========  =========

                               DYNATRONICS CORPORATION

                        Statements of Cash Flows (continued)

                          Years ended June 30, 1997 and 1996





                                                                    1997      1996
                                                                  --------  --------
Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

Cash paid during the period for interest                          $187,613   163,223
Cash paid during the year for income taxes                         153,400    88,900

Supplemental Disclosure of Noncash Investing and Financing Activities
---------------------------------------------------------------------

Long-term debt incurred for fixed assets                          $ 16,785         -
Income tax benefit from nonemployee exercise of stock options          109     5,642




See accompanying notes to financial statements.

                     DYNATRONICS CORPORATION

                  Notes to Financial Statements

                     June 30, 1997 and 1996



(1)	Basis of Presentation and Summary of Significant Accounting Policies
    --------------------------------------------------------------------

	(a)	Basis of Presentation
     ---------------------
   		Dynatronics Corporation (the Company) manufactures and markets products for the physical medicine market, which constitutes a single line of business. The products are distributed primarily through dealers in the United States and Canada, with increasing distribution in foreign countries.

	(b)	Cash Equivalents
     ----------------
   		Cash equivalents include all cash and investments with original maturities to the Company of three months or less. Cash equivalents consist of money market funds of $246,776 at June 30, 1997. At June 30, 1997, the book value of cash equivalents approximates fair value.

	(c)	Inventories
     -----------
   		Finished goods inventories are stated at the lower of standard cost, which approximates actual costs (first-in, first-out), or market. Raw materials are stated at the lower of cost (first-in, first-out) or market.

	(d)	Property and Equipment
     ----------------------
   		Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of related assets. The building and its component parts are being depreciated over their estimated useful lives that range from 5 to 31. 5 years. Estimated lives for all other depreciable assets range from three to seven years. Equipment under capital leases is amortized using the straight-line method over the lesser of the term of the related leases or the estimated useful lives of the assets.

	(e)	Excess of Cost Over Fair Value of Net Assets Acquired
     -----------------------------------------------------
   		The excess of cost over fair value of net assets acquired is being amortized on the straight-line method over 15 and 30 years.

	(f)	Revenue Recognition
     -------------------
   		Sales revenues are generally recorded at the time products are shipped to the customer.

	(g)	Research and Development Costs
     ------------------------------
   		Research and development costs are expensed as incurred.

	(h)	Product Warranty Reserve
     ------------------------
   		Anticipated costs estimated to be incurred in connection with the Company's product warranty programs are charged to expense as products are sold.

	(i)	Income Taxes
     ------------
   		The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.
     Deferred tax assets and deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and deferred tax liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

	(j)	Net Income (Loss) Per Share
     ---------------------------
   		Per share amounts are computed by dividing net income or loss by the weighted average number of common shares outstanding and common share equivalents outstanding (if dilutive).

	(k)	Use of Estimates
     ----------------
   		Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles.
     Actual results could differ from those estimates.

	(l)	Financial Instruments
     ---------------------
   		The carrying value of accounts receivable, accounts payable, accrued expenses, and notes payable approximates their estimated fair value due to the relative short maturity of these instruments. The carrying value of long-term debt approximates its estimated fair value due to recent issuance of the debt.

	(m)	Accounting Standard Not Yet Adopted
     -----------------------------------
   		In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128,
     Earnings per Share (SFAS 128). SFAS 128 establishes a different method of computing earnings per share than is currently required under the provisions of Accounting
     Principles Board Opinion No. 15. Under SFAS 128, the Company will be required to present both basic earnings per share and diluted earnings per share. Basic earnings per share is expected to be higher than the currently presented primary earnings per share as the effect of dilutive stock options will not be considered in computing basic earnings per share.
     Diluted earnings per share is expected to be comparable or slightly lower than the currently presented primary earnings per share.

   		The Company plans to adopt SFAS 128 in the quarter ended December 31, 1997, and at that time all historical earnings per share data presented will be restated to conform to the provisions of SFAS 128.


(2) 	Business Combinations
     ---------------------
   	 On May 1, 1996, the Company purchased most of the assets and assumed some of the liabilities of Superior Orthopedic Supplies, Inc. (Superior). Superior manufactures and sells orthopedic and other medical supplies throughout the United States. The cost of the acquisition is as follows:

           Fair value of assets                  $1,828,401
           Liabilities assumed                     (340,229)
           Note payable                            (550,000)
           Common stock                            (286,000)
                                                 ----------
           Cash paid                             $  652,172
                                                 ==========

   	 The acquisition has been accounted for as a purchase and, accordingly, the results of operations of Superior have been included in the Company's financial statements from May 1, 1996. The excess of the purchase price over the fair value of the net identifiable assets acquired of $1,171,412 has been recorded as goodwill and is being amortized on a straight-line basis over 15 years.

 (2)	Business Combinations (continued)
     ---------------------
    	The following unaudited pro forma financial information presents the combined results of operations of the Company and Superior as if the acquisition had occurred as of the beginning of 1996, after giving effect to certain adjustments, including amortization of goodwill, additional depreciation expense, increased interest expense on debt related to the acquisition, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Superior constituted a single entity during such periods.


                                                           Year ended
                                                             June 30,
                                                               1996
                                                           (unaudited)
                                                           -----------

              Net sales                                     $8,523,232
                                                            ==========
              Net loss                                      $ (257,490)
                                                            ==========
              Loss per share                                $     (.03)
                                                            ==========

  (3)	Inventories
      -----------
	     Inventories consist of the following:

              Raw materials                                 $ 1,056,872
              Finished goods                                  1,188,912
              Inventory reserve                                 (65,524)
                                                            -----------
                                                            $ 2,180,260
                                                            ===========

  (4)	Property and Equipment
      ----------------------
     	Property and equipment consist of the following:

              Land                                          $   354,183
              Buildings                                       2,078,320
              Leasehold improvements                              1,450
              Machinery and equipment                           755,712
              Office equipment                                  170,750
              Equipment under capital leases                    144,496
              Vehicles                                           24,754
                                                            -----------
                                                              3,529,665
              Less accumulated depreciation and
                 amortization                                   923,738
                                                            -----------

                                                            $ 2,605,927
                                                            ===========

(4) 	 Property and Equipment (continued)
      ----------------------
     	On March 25, 1997, the Company sold 2.25 acres of land adjacent to its Utah manufacturing and office facility as part of a like-kind tax-free exchange of property under Internal Revenue Code Section 1031. Proceeds from the land sale were used to acquire 3.4 acres of land and two 11,000 square foot buildings which currently house the Company's Tennessee manufacturing and distribution operations. Additionally, proceeds were used to reduce long-term debt, pay expenses related to the sale, and to provide additional working capital for the Company. The Company plans to expand its Tennessee operations on the vacant land acquired in the transaction. A summary of the use of the proceeds from this transaction is as follows:

                Sale price                           $1,000,000
                Commissions                             (60,000)
                Reduction of long-term debt            (239,000)
                Purchase of Tennessee property         (575,000)
                Property taxes, title, and
                    miscellaneous expense                (8,060)
                                                     ----------

                    Cash proceeds to Company         $  117,940
                                                     ==========

    	A gain of approximately $260,000 resulting from this transaction is included in (other income, net) in the fiscal 1997 statement of operations.


(5)	 Investment

    	Prior to January 25, 1996, the Company used the equity method to account for its approximately 36 percent interest in the common stock of International Tourist Entertainment Corporation (ITEC) (a company operating a tourist oriented giant screen theatre in Branson, Missouri). At July 1, 1995, the Company reported no investment in ITEC due to previously recognized losses. On January 25, 1996, ITEC filed for Chapter 11 bankruptcy. As a result of this filing, the Company discontinued accounting for this investment using the equity method because it was no longer in a position to exercise significant influence over the operations of ITEC. At the time of the bankruptcy, the Company was guarantor on a $500,000 bank loan for ITEC. The Company incurred a loss of $491,279 from payments made to the commercial bank in performance on its guarantee, which represented the total obligation under the guarantee including principal, interest, and bank charges. During 1996, the Company also wrote off $228,824 in advances and other receivables due from ITEC relating to unpaid amounts under a service agreement and other expenses. ITEC was reorganized and emerged from bankruptcy during fiscal 1997. As a result of the reorganization, the Company's 36 percent interest in the common stock of ITEC was reduced to 3 percent and has been assigned an accounting basis of $-0-. Additionally, during 1997 the Company received $89,768 in final settlement of $720,103 paid and written off during fiscal 1996. Such amount is included in "other income, net" in the fiscal 1997 statement of operations.

(6)	 Line of Credit
     --------------
    	The Company has available with a commercial bank a revolving line of credit agreement totaling $1,500,000 at June 30, 1997, secured by accounts receivable and inventories. The line requires the monthly payment of interest on outstanding balances at prime plus one-half percent (9.5 percent at June 30, 1997). The line expires on November 30, 1997.

(7)	 Long-term Debt
     --------------
    	Long-term debt consists of the following:

      7.64% promissory note secured by a trust deed on real
        property, payable in monthly installments of $12,155
        through November 1998 then adjusted through November 2003   $865,280

      6.21% promissory note secured by a trust deed on real
        property, maturing November 2013, payable in
        decreasing installments beginning at $7,545 monthly          868,402

      7% promissory note secured by fixed assets, payable in
        monthly installments of $6,386 through April 1999,
        then a balloon payment of $427,012                           499,847

      9.9% promissory note secured by a vehicle, payable in
         monthly installments of $534 through April 2000              15,955
                                                                   ---------

              Total long-term debt                                 2,249,484

      Less current installments                                      161,961
                                                                   ---------
              Long-term debt, excluding current installments      $2,087,523
                                                                   =========

	    The aggregate maturities of long-term debt for each of the years subsequent to June 30, 1997 are as follow: 1998, $161,961; 1999, $585,779; 2000, $137,050; 2001, $141,832; 2002, $152,472; and
     thereafter $1,070,390.

(8) 	Leases
     ------
    	The Company leases equipment and vehicles under noncancelable operating lease agreements. Rent expense for the years ended June 30, 1997 and 1996, was $20,659 and $25,682, respectively. A schedule of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 1997, appears in the table below.

(8)	 Leases (continued)
     ------
    	The Company is the lessee of computer and office equipment with a cost of $144,496 under capital leases that expire at various times through October 1997. At June 30, 1997, accumulated amortization on such equipment totaled $140,054. Related amortization charges are included in depreciation expense.

    	A summary of noncancelable long-term lease commitments follows:




                                                   Capit-      Oper-
                                                   alized      ating
                                                   leases      leases
                                                 ----------  ----------
     Years ending June 30:

           1998                                  $   5,154      22,146
           1999                                          -      21,904
           2000                                          -      14,959
                                                 ---------    --------

              Total minimum lease payments           5,154    $ 59,009
                                                              ========

           Less amount representing interest           186
                                                 ---------

              Present value of net minimum
                capital lease payments           $   4,968
                                                 =========


(9)	 Accrued Expenses

    	Accrued expenses consist of the following at June 30:

         Warranty reserve                        $  64,000
         Bonuses payable                            74,604
         Commissions payable                        47,880
         Dealer costs and incentives                75,763
         Payroll related accruals                  156,911
         Real property tax accrual                  20,421
         Professional fees accrued                  12,571
         Other                                     194,848
                                                 ---------
                                                 $ 646,998
                                                 =========

(10) Related Party Transactions

     The Company has a services agreement to provide certain administrative and accounting services for ITEC. Estimated costs for services are prorated based upon personnel time, facilities, and services used. Management believes the method used to allocate the costs of services provided is reasonable. Such charges resulted in other income to the Company of $72,000 and $84,000 in 1997 and 1996, respectively.


(11)	Income Taxes

     Income tax benefit (expense) for the years ended June 30 consists of:

                                                           Stock
                                                          option
                                Current     Deferred      benefit     Total
                               ---------    ---------    ---------   --------
         1997:
           U.S. federal        $(215,057)     (64,464)         (94)  (279,615)
           State and local       (52,696)       4,873          (15)   (47,838)
                               ---------    ---------    ---------   --------
                               $(267,753)     (59,591)        (109)  (327,453)
                               =========    =========    =========   ========

         1996:
           U.S. federal        $ 122,554       81,466       (4,886)   199,134
           State and local        25,934        8,662         (756)    33,840
                               ---------    ---------    ---------   --------
                               $ 148,488       90,128       (5,642)   232,974
                               =========    =========    =========   ========

   	 Actual income tax benefit (expense) differs from the "expected" tax benefit (expense) (computed by applying the U.S. federal corporate income tax rate of 34 percent to income or loss before income taxes) as follows:


                                                            1997       1996
                                                         ----------  ---------
       Expected tax expense (benefit)                    $ (319,598)  145,134
       State taxes, net of federal tax benefit              (31,583)   22,334
       Amortization of goodwill not deductible               (2,985)   (2,985)
       Research and development credits                      20,509         -
       Write off of ITEC stock                                    -    68,487
       Other, net                                             6,204         4
                                                         ----------  --------
                                                         $ (327,453)  232,974
                                                         ==========  ========

(11)	Income Taxes (continued)

    	Deferred income tax assets related to the tax effects of temporary differences have been offset by a valuation allowance as presented below:

       Net deferred tax asset - current:
         Inventory capitalization for income tax purposes       $   9,666
         Obsolete inventory reserve                                24,440
         Vacation reserve                                           3,730
         Warranty reserve                                          23,872
         Bad-debt reserve                                          28,314
         Valuation allowance                                      (20,686)
                                                                ---------
               Total deferred tax asset - current               $  69,336
                                                                =========
       Net deferred tax asset - noncurrent:
         Deferred gain (like-kind exchange)                     $  38,295
         Salary continuation agreements                           166,742
         Net operating loss carryforwards                         137,586
         Property and equipment, principally due
            to differences in depreciation                        (73,514)
         Noncompete and goodwill amortization                       2,535
         Valuation allowance                                      (79,314)
                                                                ---------
               Total deferred tax asset - noncurrent            $ 192,330
                                                                =========

    	The valuation allowance for deferred tax assets as of June 30, 1997 was $100,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the gross deferred tax assets, the Company will need to generate future taxable income of approximately $1,064,000 in increments sufficient to recognize net operating loss carryforwards prior to expiration as described below. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at June 30, 1997.

(11)	Income Taxes (continued)
     ------------
    	The Company benefits from the tax net operating loss (NOL) carryovers acquired in the November 1992 merger with ACI, the former parent of the Company. There is an annual limitation on the use of the NOL carryovers which is $88,356. Amounts and expiration dates of carryforwards are as follows:

          Expiration                                 Amount
          ----------                               ----------

             2002                                  $  310,317
             2004                                      63,383
             2005                                       1,899
             2006                                          60
             2007                                      29,007
                                                   ----------
                                                   $  404,666
                                                   ==========

(12)	Major Customers
     ---------------
    	During the fiscal years ended June 30, 1997 and 1996, sales to any single customer did not exceed ten percent of total revenues.

(13)	Common Stock
     ------------
    	The Company has had activity under two qualified stock option plans (the 1987 plan and the 1992 plan) whereby options are granted to officers, directors, and employees to acquire shares of the Company's common stock. The options are to be granted at not less than 100 percent of the market price of the stock at the date of grant. Option terms are determined by the Board of Directors, and exercise dates may range from six months to five years from the date of grant.

    	Summary of activity follows:

                                           1997                   1996
                                   --------------------------------------------
                                     Number    Price per     Number   Price per
                                   of shares     share     of shares    share
                                   ---------   ---------   ---------  ---------
        Options outstanding at
          beginning of year          525,641   $.72-1.28     403,175  $   .875
        Options granted              256,206    .72-1.02     166,026      1.28
        Options exercised              3,100      .875        40,850      .875
        Options canceled or
          expired                    246,426    .72-1.28       2,710      .875
                                   ---------               ---------
        Options outstanding at
          end of year                532,321    .72-1.28     525,641  .875-1.28
                                   =========               =========
        Options exercisable at
          end of year                274,655    .72-1.28     354,830      .875
                                   =========               =========

(13)	Common Stock (continued)
     ------------
     Under the terms of the stock option plans, 394,079 shares of common stock were authorized and reserved for issuance, but were not granted at June 30, 1997.

    	In addition to the stock option plans mentioned above, in 1993 the Board of Directors granted options to a nonemployee of which 150,075 remain outstanding and are exercisable at a price of $.875 per share.

    	In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) which established financial accounting and reporting standards for stock-based compensation. The new standard defines a fair-value method of accounting for an employee stock option or similar equity instrument. This statement gives entities the choice between adopting the fair value method or continuing to use the intrinsic-value method under Accounting Principles Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair-value method had been adopted. The Company has opted for the latter approach. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1997 and 1996, consistent with the provisions of SFAS 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

                                                           June 30,
                                                  --------------------------
                                                     1997           1996
                                                  ----------     -----------
        Net income (loss) - as reported           $  612,539        (193,892)
        Net income (loss) - pro forma                597,218        (195,801)
        Earnings (loss) per share - as reported          .07            (.02)
        Earning (loss) per share - pro forma             .07            (.02)

    	The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                           June 30,
                                                  --------------------------
                                                      1997          1996
                                                  -----------    -----------
        Expected dividend yield                   $         -              -
        Expected stock price volatility               55.5%         55.5%
        Risk-free interest rate                       6.39%         6.39%
        Expected life of options                    4.5 & 6.5     3.5 year
                                                      years

    	The weighted average fair value of options granted during 1997 and 1996 are $.393 and $.454, respectively.

(14)	Employee Benefit Plan

    	During 1991, the Company established a deferred savings plan which qualifies under Internal Revenue Code Section 401(k). The plan covers all employees of the Company who have at least six months of service and who are age 20 or older. For 1997 and 1996, the Company made matching contributions of 25 percent of the first
     $2,000 of each employee's contribution. The Company's contributions to the plan for 1997 and 1996 were $11,939 and $9,146, respectively. Company matching contributions for future years are at the discretion of the Board of Directors.


(15)	Salary  Continuation Agreements

    	The Company has Salary Continuation Agreements (the Agreements) with three key employees. The Agreements provide for a pre-retirement salary continuation income to the employee's designated beneficiary in the event that the employee dies before reaching age
     65. This death benefit amount is the lesser of $75,000 per year or 50 percent of the employee's salary at the time of death, and continues until the employee would have reached age 65. The Agreements also provide the employee with a supplemental retirement benefit if the employee remains in the employment of the Company until age 65. Estimated amounts to be paid under the Agreements are being accrued over the period of the employees' active employment. As of June 30, 1997, the Company has accrued $447,030 of deferred compensation under the terms of the Agreements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

	    During the Company's two most recent fiscal years and the subsequent interim period, there have been no disagreements on financial disclosure or accounting matters with and no resignation by or dismissal of the independent public accountants engaged by the Company.

                                  PART III

Item 9. Directors and Executive Officers of the Company; Compliance With
Section 16(a) of the Exchange Act

    	The directors and executive officers of the Company at September 23, 1997, are:

                     		 		       	   Director
                          				    	 or Officer		        Position
Name		                  		Age		        Since	        	with Company
----                     -----     ------------  -----------------------
Kelvyn H. Cullimore	 	     62		         1983	    Chairman of the Board

Kelvyn H. Cullimore, Jr.	  41		         1983	    President, CEO and Director

Larry K. Beardall		        41		         1986	    Executive Vice President
                                          							of Sales and Marketing and
                                                 Director

E. Keith Hansen, M.D.		    52		         1983	    Director

V. LeRoy Hansen		          59		         1987	    Director

Joseph H. Barton		         69		         1996	    Director

Howard L. Edwards		        66		         1997	    Director

John S. Ramey			           46		         1992	    Sr. Vice President of
                                                 Operations

John L. Hales              53           1996     Chief Financial Officer/
                                                 Treasurer

    	Kelvyn H. Cullimore is the father of Kelvyn H. Cullimore, Jr. LeRoy Hansen and Keith Hansen are cousins.

    	Directors of the Company hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and duly qualified. In the event of the resignation of a Board Member, the Board of Directors may elect an individual to fill the remainder of the term. Executive officers are elected by the Board of Directors of the Company at the first meeting after each annual meeting of shareholders and hold office until their successors are elected and duly qualified. The Company has a compensation committee composed of the outside directors of the board which reviews and approves compensation matters for executive officers of the Company.

    	Kelvyn H. Cullimore has served as Chairman of the Board of the Company since its incorporation in April, 1983. From 1983 until 1992, Mr. Cullimore served as President of the Company. Mr. Cullimore received a B.S. in Marketing from Brigham Young University in 1957, and following graduation, worked for a number of years as a partner in a family-owned home furnishings business in Oklahoma City, Oklahoma. Mr. Cullimore has participated in the organization and management of various enterprises, becoming the president or general partner in several business entities, including real estate, motion picture, and equipment partnerships. From 1979 until 1992, Mr. Cullimore served as Chairman of the Board of American Consolidated Industries (ACI), the former parent company of Dynatronics. Since 1986, Mr. Cullimore has served as President of ITEC Attractions and from 1986 to 1997, he served as ITEC's Chairman, President and CEO. Presently, Mr. Cullimore serves as President/CEO of ITEC.

    	Kelvyn H. Cullimore, Jr. was elected President and Chief Executive Officer of the Company in December of 1992. He has been a Director since the incorporation of the Company. He served as Secretary/Treasurer of the Company from 1983 until 1992 and Administrative Vice President from 1988 until 1992. Mr. Cullimore graduated from Brigham Young University with a degree in Financial and Estate Planning in 1980. Mr. Cullimore has served on the Board of Directors of several businesses, including Dynatronics Marketing
Company, ACI and currently serves on the Board of ITEC Attractions. In addition, he has served as Secretary/Treasurer of ACI and Dynatronics Marketing Company. From 1983 until 1992 Mr. Cullimore served as
Executive Vice President and Chief Operating Officer of ACI.

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

    	Joseph H. Barton was elected a Director in November, 1995 and began serving in January, 1996. Mr. Barton received a Civil Engineering degree from the University of California at Berkeley and has held various executive positions including President of J.H. Barton
Construction Company, Senior Vice President of Beverly Enterprises, and President of KB Industries, a building and land development company.
Most recently, Mr. Barton served as Senior Vice President of GranCare,
Inc. from 1989 to 1994 and currently is a consultant for Covenant Care, a company which owns and manages long-term care facilities throughout the United States.

    	Howard L. Edwards was elected a Director in January, 1997. From 1968 to 1995 Mr. Edwards served in various capacities at Atlantic Richfield Company (ARCO) and its predecessor, the Anaconda Company, including corporate secretary, vice president, treasurer and general attorney. In addition, Mr. Edwards served for a number of years as a partner in the law firm of VanCott, Bagley, Cornwall and McCarthy, based in Salt Lake City, Utah. He graduated from the George Washington University School of Law in 1959 and received a bachelor's degree in Finance and Banking from Brigham Young University in 1955.

    	John S. Ramey joined the Company in December, 1992 as Vice President of Research and Development and currently serves as Vice President of Operations. Prior to joining the Company, Mr. Ramey worked for 16 years with Phillips Semi-conductors--Signetics, an integrated circuit manufacturing company as Manager of Product Engineering. From 1983 to 1989 Mr. Ramey also served as President of Enertronix, a small public corporation. Since 1989 Mr. Ramey has served as Vice President of JRH Technology, a private engineering firm. Mr. Ramey earned his MBA degree in 1991 from the University of Phoenix (in Salt Lake City, Utah) and a BS degree in electronics in 1977 from Brigham Young University.

     John L. Hales joined the Company and was elected Chief Financial Officer and Treasurer in November, 1996. Prior to joining the Company, Mr. Hales worked as an independent management consultant from 1994 to 1996. From
1993 to 1994, he served as Chief Financial Officer of Covey Leadership Center. From 1980 to 1992, he was employed by the Hill-Rom Company, a subsidiary of Hillenbrand Industries, and served as Vice President of Finance and Administration for nine years. Mr. Hales received his B.S. degree in Finance from Brigham Young University in 1968 and his MBA from Utah State University in 1970.

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

    	Based solely on review of the copies of such forms furnished to the Company, the Company believes that during its 1997 fiscal year all
Section 16(a) filings applicable to its officers, directors and greater than ten-percent beneficial owners were filed.

Item 10. Executive Compensation. The Company hereby incorporates by reference into and makes a part of this Report the information and disclosure set forth under Item 8 of Schedule 14A, "Compensation of Directors and Executive Officers," contained in the Company's definitive proxy statement for 1997, to be sent to shareholders of the Company subsequent to the filing of this Report on Form 10-KSB.

Item 11. Security Ownership of Certain Beneficial Owners and Management. The Company hereby incorporates by reference into and makes a part of this Report the information and disclosure set forth under
Item 6 of Schedule 14A, "Voting Securities and Principal Holders Thereof," contained in the Company's definitive proxy statement for 1997, to be sent to shareholders of the Company subsequent to the filing of this Report on Form 10-KSB.

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------
    	The Company provides ITEC Attractions with contracted administrative services from the Company's headquarters in Salt Lake
City, Utah. Administrative services include secretarial, administrative and accounting functions. During fiscal 1997 the Company charged ITEC $72,000 for services provided by the Company. In fiscal 1996 the Company wrote-off $720,103 related to a bank loan to ITEC which was guaranteed by Dynatronics and a note receivable. In fiscal 1997, the Company received approximately $89,000 pursuant to ITEC's Plan of Reorganization payout to creditors. The Company retains a nominal (approximately 3%) ownership interest in ITEC. The Company's Chairman, Kelvyn H. Cullimore, is also the President and CEO of ITEC. The Company's President and CEO, Kelvyn H. Cullimore, Jr., is also a director of ITEC.

Item 13.	Exhibits and Reports on Form 8-K
         --------------------------------

	(a)	Exhibits and documents required by Item 601 of Regulation S-B:

 	1.	Financial Statements (included in Part II, Item 8):

   		Independent Auditors' Report	                            F-1

   		Balance Sheet at June 30, 1997	                          F-2

   		Statements of Operations for years ended
   		June 30, 1997 and 1996	                                  F-3

   		Statements of Stockholders'
		   Equity for years ended June 30, 1997
   		and 1996 	                                               F-4

   		Statements of Cash Flows for
		   years ended June 30, 1997 and 1996 	                     F-5

   		Notes to Financial Statements	                           F-7

    Exhibits:
    --------

 		  Reg. S-B
	 	 Exhibit No.            Description
    ----------             -----------
     			3	     Articles of Incorporation and Bylaws of Dynatronics
               Laser Corporation. Incorporated by reference to a
               Registration Statement on Form S-1 (No. 2-85045) filed
               with the Securities and Exchange Commission and
               effective November 2, 1984, as amended by Articles of
               Amendment dated November 18, 1993.

     			4	     Form of certificate representing Dynatronics Laser
               Corporation common shares, no par value.  Incorporated
               by reference to a Registration Statement on Form S-1
               (No. 2-85045) filed with the Securities and Exchange
               Commission and effective November 2, 1984.

  (b) Reports on Form 8-K: No report on Form 8-K has been filed by the Company during the last quarter of the period covered by this report.

                                SIGNATURES

    	In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DYNATRONICS CORPORATION



                                					By /s/ Kelvyn H. Cullimore, Jr.
                                        ------------------------------
                                           Kelvyn H. Cullimore, Jr.
                                           Chief Executive Officer
                                           and President

Date:  September 24, 1997

    	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Kelvyn H. Cullimore        Chairman of the Board           9/24, 1997
-----------------------------                                 ------------
Kelvyn H. Cullimore


/s/ Kelvyn H. Cullimore, Jr.   Director, President,            9/24, 1997
-----------------------------  (Principal Executive Officer)  ------------
Kelvyn H. Cullimore, Jr.


/s/ John L. Hales               Chief Financial Officer        9/24, 1997
-----------------------------   (Principal Financial          ------------
John L. Hales                   and Accounting Officer)


/s/ Larry K. Beardall           Director, Executive            9/24, 1997
-----------------------------   Vice President                ------------
Larry K. Beardall


/s/ E. Keith Hansen, M.D.       Director                       9/24, 1997
-----------------------------                                 ------------
E.  Keith Hansen, M.D.


/s/ V. LeRoy Hansen             Director                       9/24, 1997
-----------------------------                                 ------------
V.  LeRoy Hansen


/s/ Joseph H. Barton            Director                       9/24, 1997
-----------------------------                                 ------------
Joseph H. Barton


/s/ Howard L. Edwards           Director                       9/24, 1997
-----------------------------                                 ------------
Howard L. Edwards