Form 10QSB
period 1997-09-30
DYNATRONICS CORP
filed 1997-11-14
CIK 720875

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                FORM 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997.

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act for the transition period from _________ to _________

Commission File Number:  0-12697


                            Dynatronics Corporation
       -----------------------------------------------------------------
    	  (Exact name of small business issuer as specified in its charter)


             Utah            					      	                87-0398434
-------------------------------                          ----------
(State or other jurisdiction of           				          (IRS Employer
 incorporation or organization)                				  Identification No.)


                7030 Park Centre Drive, Salt Lake City, UT  84121
             -------------------------------------------------------
             (Address of principal executive offices)     (Zip Code)


                                (801) 568-7000
                       ---------------------------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              X   Yes           No
                            -----         -----
The number of shares outstanding of the issuer's common stock, no par value, as of November 3, 1997 is 8,427,847 shares.


Transitional Small Business Disclosure Format.

          Yes       X    No
    -----        ------

                           DYNATRONICS CORPORATION

                              TABLE OF CONTENTS







PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements						                          	Page Number
                                                               -----------

Condensed Balance Sheet
   September 30, 1997	                                              1

Condensed Statements of Income
   Three Months Ended September 30, 1997,
   and September 30, 1996	                                          2

Condensed Statements of Cash Flows
  	Three Months Ended September 30, 1997,
  	and September 30, 1996	                                          3

Notes to Condensed Financial Statements	                            4


Item 2.  Management's Discussion and Analysis
   of Financial Condition and Results of Operations	                6


Part II.   OTHER INFORMATION	                                      10

                           DYNATRONICS CORPORATION
                           Condensed Balance Sheet
                                 (Unaudited)


                                                                 September 30
                                     ASSETS                          1997
                                                                 ------------
Current assets:
   Cash and cash equivalents                                     $    154,599
   Trade accounts receivable, less allowance for doubtful
          accounts of $66,828                                       2,302,224
   Other receivables                                                  121,225
   Inventories                                                      2,194,064
   Prepaid expenses                                                    81,249
   Deferred tax asset-current                                          91,757
                                                                  -----------
          Total current assets                                      4,945,118

Net property and equipment                                          2,610,462
Excess of cost over book value, net of accumulated
      amortization of $235,734                                      1,203,440
Deferred tax asset-noncurrent                                         228,365
Other assets                                                          517,732
                                                                  -----------
                                                                 $  9,505,117
                                                                  ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt                        $    161,993
   Current installments of capital lease obligations                    3,143
   Line of credit                                                     312,617
   Accounts payable                                                   705,873
   Accrued expenses                                                   598,980
                                                                  -----------
          Total current liabilities                                 1,782,606

Long-term debt, excluding current installments                      2,049,674
Deferred compensation                                                 468,051
                                                                  -----------
          Total long-term liabilities, excluding
              current installments                                  2,517,724
                                                                  -----------
          Total  liabilities                                        4,300,331

Stockholders' equity:
   Common stock, no par value.  Authorized 50,000,000
       shares; issued and outstanding 8,427,847 shares              1,984,026
   Retained earnings                                                3,220,760
                                                                  -----------
          Total stockholders' equity                                5,204,786

                                                                  -----------
                                                                 $  9,505,117
                                                                  ===========

See accompanying notes to condensed financial statements.

                            DYNATRONICS CORPORATION
                        Condensed Statements Of Income
                                  (Unaudited)


                                                     Three Months Ended
                                                        September 30
                                                  1997                1996
                                               -----------        -----------

Net sales                                      $ 3,027,779          2,382,671
Cost of sales                                    1,735,991          1,365,449
                                               -----------        -----------
     Gross profit                                1,291,788          1,017,222

Selling, general, and administrative expenses      843,016            737,500
Research and development expenses                  123,402            138,227
                                               -----------        -----------
     Operating income                              325,370            141,495


Other income (expense):
   Interest income                                      68              2,986
   Interest expense                                (44,468)           (50,610)
   Other income, net                                22,098             29,045
                                               -----------        -----------

     Total other income (expense)                  (22,302)           (18,579)

     Income before income taxes                    303,068            122,916

Income tax expense                                 110,843             47,464
                                               -----------        -----------


     Net income                               $    192,225             75,452
                                               ===========        ===========

Net income per common share and common
  share equivalents                           $       0.02               0.01
                                               ===========        ===========

Weighted average number of common shares
  and common share equivalents
  outstanding (note 2)                           8,425,809          8,424,747






See accompanying notes to condensed financial statements.

                           DYNATRONICS CORPORATION
                      Condensed Statements of Cash Flows
                                 (Unaudited)
[CAPTION]

                                                                    Three Months Ended
                                                                       September 30
                                                                    1997           1996
                                                                -----------     -----------
Cash flows from operating activities:
  Net income                                                    $   192,225         75,452
  Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
   Depreciation and amortization of property and equipment           41,779         44,730
   Other amortization                                                17,319         21,718
   Provision for doubtful accounts                                    3,000          3,000
   Provision for inventory obsolescence                              28,500         24,000
   Provision for warranty reserve                                    38,130         26,950
   Decrease (increase) in operating assets:
      Receivables                                                  (169,695)      (392,052)
      Inventories                                                   (42,304)       (96,374)
      Prepaid expenses and other assets                             (26,483)       (22,868)
      Deferred tax assets                                           (58,456)        14,447
   Increase (decrease) in operating liabilities:
      Trade accounts payable and accrued expenses                   (88,784)        88,049
      Deferred compensation                                          21,021         20,046
      Income taxes payables                                          (2,401)        32,674
                                                                 ----------     ----------

           Net cash provided by (used in) operating activities      (46,149)      (160,228)
                                                                 ----------     ----------

Cash flows from investing activities:
Capital expenditures                                                (46,314)       (59,340)
                                                                 ----------     ----------

           Net cash provided by (used in) investing activities      (46,314)       (59,340)
                                                                 ----------     ----------
Cash flows from financing activities:
  Principal payments under capital lease obligations                 (1,825)        (9,061)
  Principal payments on long-term debt                              (37,817)       (36,876)
  Net change in line of credit                                     (257,911)      (119,572)
                                                                 ----------     ----------

           Net cash provided by (used in) financing activities     (297,553)      (165,509)
                                                                 ----------     ----------

Net increase (decrease) in cash and cash equivalents               (390,016)      (385,077)

Cash and cash equivalents at beginning of period                    544,615        416,854
                                                                 ----------     ----------
Cash and cash equivalents at end of period                       $  154,599         31,777
                                                                 ==========     ==========

Supplemental cash flow information
  Cash paid for interest (net of amounts capitalized)                44,468         50,610
  Cash paid for income taxes                                        171,700              0


See accompanying notes to condensed financial statements.

                                      3

                         DYNATRONICS CORPORATION
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                           September 30, 1997
                                (Unaudited)



NOTE 1.  PRESENTATION

The financial statements as of September 30, 1997 and for the three months then ended were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments to the financial statements have been made to present fairly the financial position and results of operations and cash flows. All adjustments were of a normal recurring nature. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC Annual Reports on Form 10-KSB under the name of Dynatronics Corporation which included audited financial statements for the two years ending June 30, 1997 and 1996. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10-KSB filing.


NOTE 2.  EARNINGS PER SHARE

Earnings per common share and common share equivalents are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include shares issuable upon exercise of the Company's stock options.


NOTE 3.  INVENTORIES

Inventories consisted of the following:
                                     						 September  30
                                   						        1997
                                            -------------

      	Raw Materials	                      $    1,143,767
      	Finished Goods	                          1,144,321
      	Inventory Reserve	                         (94,024)
                                            -------------

                                         		$    2,194,064
                                            =============

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment were as follows:


                                    						   September 30
                                  						         1997
                                             ------------

           	Land	                           $     354,744
           	Buildings	                          2,080,509

           	Machinery and equipment, and
        	   equipment under capital lease	      1,140,726
                                             ------------
                                         		     3,575,979

            Less accumulated depreciation
        	   and amortization.	                    965,517
                                             ------------


                                          		$   2,610,462
                                             ============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Sales for the quarter ended September 30, 1997 reached a record high $3,027,779, up 27 percent as compared to $2,382,671 in the same period of the prior year. Net income from operations for the reporting quarter reached a first quarter record high of $192,225 up 155 percent over last year's first quarter results of $75,452.

Over the past eighteen months, the Company has embarked on a strategic plan to broaden its product line and expand its distribution network. This has been accomplished through such activities as the May 1996 acquisition of Superior Orthopaedic Supplies, the introduction of the "50 Series Plus" line of electrotherapy and ultrasound products during fiscal year 1997, the January 1997 acquisition of assets to begin the manufacture of therapy tables and rehab equipment in Columbia, South Carolina and the exclusive marketing agreement with Life-Tech to distribute their iontophoresis products to the physical therapy market. These strategic achievements are the basis and cause for the increased sales and profitability during the reporting quarter.

The Company continues to gain market share both domestically and internationally through increased sales of the new "50 Series Plus" line of electrotherapy and ultrasound products. By incorporating state-of-the-art technology to reduce manufacturing costs, profit margins for these products are the highest of any devices manufactured by the Company.

Increased sales of medical supplies and soft goods accounts for the majority of increased revenues for the reporting period and continues to be a focal point of the Company's overall strategy. Sales of these products increased 51% over the same period last year. The publication of Dynatronics' first full-line catalogue in January, 1997, provided an important tool in effectively marketing these products and is expected to continue to fuel sales growth in future periods as new expanded catalogues are introduced.

In January, 1997 the Company announced it had acquired assets to begin manufacturing physical therapy treatment tables, parallel bars, and other specialty rehabilitation equipment at a facility in Columbia, South Carolina. This facility currently manufactures over 30 varieties of products and plans to almost double the number of products offered during fiscal year 1998. These products are being manufactured under the direction of a seasoned management team with 30 years of experience in this industry. Based on current growth trends, management expects this division will generate $1 million in sales during fiscal 1998.

The development of new marketing strategies emphasizing Dynatronics' position as the low-cost provider of iontophoresis products has been the main factor in increasing sales of iontophoresis products during the past three quarters. Iontophoresis is a process of transdermally delivering certain anti-inflammatory and anesthetic drugs into a localized area without the use of needles. Management anticipates sales of iontophoresis products in 1998 will exceed $1,000,000 - nearly double their fiscal year 1997 level.

Gross Margins for the reporting quarter increased 27 percent to $1,291,788 as compared to $1,017,222 in the prior year period. This increase is directly attributable to the increase in sales volume as mentioned above. Gross margins as a percentage of sales remained constant at 42.7% when compared to the same quarter in the prior year period.

Selling, General and Administrative (SG&A) expenses for the three-month period increased to $843,016 as compared to $737,500 in the same period last year. This increase is mostly related to additional SG&A expenses associated with the new treatment table manufacturing operation acquired in Columbia, South Carolina. Labor expense also increased due to staffing needs created by the higher sales volume and the anticipation of and preparation for further sales increases in the future.

Research and development expenses in the three-month period totaled $123,402 compared to $138,227 in the prior year period. Management anticipates R&D expenses for fiscal 1998 will not exceed fiscal year 1997 levels.

Operating income more than doubled to $325,370 in the three-month period ended September 30, 1997 compared to $141,495 in the same period of the prior year. The increased sales volumes and higher margins associated with the new "50 Series Plus" products were the primary reason for increased operating income during the quarter.

Income before tax for the quarter ended September 30, 1997 increased 147 percent to $303,068 compared to $122,916 during the similar period of the prior year. Increased sales together with the higher margins associated with the new "50 Series Plus" products contributed to the increased profit from operations. Income tax expense for the three-month period ended September 30, 1997 equaled $110,843 as compared to $47,464 in the prior year period.

Net income for the three-month period increased 155 percent to $192,225 compared to $75,452 for the same period in the prior year. These increases are a result of the factors discussed above and reflect the successful implementation of the Company's strategic plan to broaden its product offerings and increase distribution.

Liquidity and Capital Resources
-------------------------------

The Company expects revenues from operations, together with available sources of borrowing, will be adequate to meet its working capital needs related to its business and its planned capital expenditures for the upcoming operating year.

The Company continues to maintain a liquid position. The Company's current ratio at September 30, 1997 was 2.8 to 1. Current assets represent 52 percent of total assets.

Trade accounts receivable are from the Company's dealer network and are generally considered to be within term. All accounts payable are within term with the Company continuing its policy of taking advantage of any and all payment discounts available.

The Company maintains a revolving line of credit in the amount of $1,500,000 with a commercial bank. The outstanding balance on this line of credit at September 30, 1997 was $312,617, with $1,187,383 available to the Company.

Inventory levels, net of reserves, at September 30, 1997 totaled $2,194,064 while net accounts receivable were $2,302,224. Management anticipates inventory and accounts receivable levels may increase in future quarters as new products are introduced and sales volumes continue to grow.

Long-term debt excluding current installments at September 30, 1997 totaled $2,049,674, comprised primarily of the mortgage loan on the Company's office and manufacturing facility and the note payable associated with the acquisition of Superior Orthopaedic Supplies. The balance on the mortgage loan is approximately $2 million with monthly principal and interest payments of $19,700.

Business Plan
-------------

With the introduction of the new "50 Series Plus" product line the Company increased its market share in the most profitable segment of its market. This product line offers the greatest number of features at the lowest price of any previous products offered by the Company.

With the acquisition of Superior Orthopaedic Supplies in May 1996, the Company has been able to increase sales of Superior's product line of soft goods and supply products through Dynatronics' distribution network. The start-up of the treatment table manufacturing operation in South Carolina has further broadened the Company's product line. Offering a broad product line is of strategic importance as clinics continue to consolidate and develop centralized purchasing which favors single source suppliers for their medical device and supplies needs.

To capitalize on its broadened product line, the Company published its first full-line catalogue in January, 1997. The distribution of this catalogue boosted sales and is expected to support continued sales growth. Work on the next generation catalogue is nearing completion. This new catalogue will carry nearly twice the number of products as compared to the Company's first catalogue and is expected to be ready for distribution in January, 1998.

Another avenue to increase sales and profits being pursued by management is that of strategic business alliances such as the exclusive distribution agreement signed with Life-Tech, Inc. in August 1996. The Company continues to evaluate additional strategic alliances and acquisition opportunities which could enhance and broaden the Company's product line.

The Company's sales are expanding internationally with the approval to market products in Japan being granted during fiscal year 1997. Management anticipates initial marketing efforts in Europe will begin in fiscal year 1998 which is expected to continue the Company's international expansion.

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

               None

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       DYNATRONICS CORPORATION
                                       -----------------------
                                               Registrant




Date        November 13, 1997         	 /s/ Kelvyn H. Cullimore, Jr.
       --------------------------      -------------------------------
                                       Kelvyn H. Cullimore, Jr.
                                       President
                                       Chief Executive Officer



Date        November 13, 1997       			 /s/ John L. Hales
       --------------------------      -------------------------------
                                							John L. Hales
                                       Chief Financial Officer and
                                							Principal Accounting Officer