Form 10QSB
period 1997-12-31
DYNATRONICS CORP
filed 1998-02-17
CIK 720875

                      UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C.  20549
                       FORM 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended December 31, 1997.

[ ] Transition Report Under Section 13 or 15(d) of the Exchange
Act for the transition period from _________ to _________

Commission File Number:  0-12697


	                      Dynatronics Corporation
 ---------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


               Utah		                             87-0398434
  -------------------------------            ----------------------
  (State or other jurisdiction of                (IRS Employer
   incorporation or organization)              Identification No.)


           7030 Park Centre Drive, Salt Lake City, UT  84121
  ------------------------------------------------------------------
       (Address of principal executive offices)     (Zip Code)


                 				          (801) 568-7000
                       ------------------------------
                         (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           X   Yes           No
                         -----         -----

The number of shares outstanding of the issuer's common stock, no par value, as of February 5, 1998 is 8,427,847 shares.


Transitional Small Business Disclosure Format.
(Check One) :  Yes   X  No
                   ----    ----

                          DYNATRONICS CORPORATION

                             TABLE OF CONTENTS







PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements						                    	Page Number
                                                         -----------


Condensed Balance Sheet
   December 31, 1997	                                         1

Condensed Statements of Income
   Three Months and Six Months Ended December 31, 1997,
   and December 31, 1996	                                     2

Condensed Statements of Cash Flows
   Six Months Ended December 31, 1997,
   and December 31, 1996	                                     3

Notes to Condensed Financial Statements	                      4


Item 2.  Management's Discussion and Analysis
 Or Plan of Operation	                                        6


Part II.   OTHER INFORMATION	                                10

                      DYNATRONICS CORPORATION

                      Condensed Balance Sheet
                            (Unaudited)

                                                              December 31
                                     ASSETS                       1997
                                                              -----------

Current assets:
   Cash and cash equivalents                                 $   292,963
   Trade accounts receivable, less allowance for doubtful
          accounts of $74,615                                  2,209,721
   Other receivables                                             100,856
   Inventories                                                 2,642,464
   Prepaid expenses                                               88,997
   Deferred tax asset-current                                     91,757
                                                             -----------
          Total current assets                                 5,426,758

Net property and equipment                                     2,655,974
Excess of cost over book value, net of accumulated
       amortication of $253,310                                1,185,865
Deferred tax asset-noncurrent                                    228,365
Other assets                                                     535,984
                                                             -----------
                                                             $10,032,946
                                                             ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt                    $   161,993
   Current installments of capital lease obligations               1,273
   Line of credit                                                977,615
   Accounts payable                                              329,811
   Accrued expenses                                              724,559
                                                             -----------
          Total current liabilities                            2,195,252

Long-term debt, excluding current installments                 2,009,558
Deferred compensation                                            489,072
                                                             -----------
          Total long-term liabilities, excluding
              current installments                             2,498,630
                                                             -----------
          Total  liabilities                                   4,693,882

Stockholders' equity:
   Common stock, no par value.  Authorized 50,000,000
       shares; issued and outstanding 8,427,847 shares         1,984,026
   Retained earnings                                           3,355,038
                                                             -----------
          Total stockholders' equity                           5,339,064
                                                             -----------
                                                             $10,032,946
                                                             ===========
See accompanying notes to condensed financial statements.

                      DYNATRONICS CORPORATION
                   Condensed Statements Of Income
                             (Unaudited)


                                               Three Months Ended                   Six Months Ended
                                                   December 31                          December 31
                                              1997              1996               1997              1996
                                          -----------       -----------        -----------       -----------
Net sales                                  3,000,648         2,222,630          6,028,427         4,605,301
Cost of sales                              1,741,754         1,267,917          3,477,745         2,633,366
                                          -----------       -----------        -----------       -----------
     Gross profit                          1,258,894           954,713          2,550,682         1,971,935

Selling, general, and
     administrative expenses                 902,845           683,438          1,745,861         1,420,938
Research and development expenses            121,514           151,245            244,916           289,472
                                          -----------       -----------        -----------       -----------
     Operating income                        234,535           120,030            559,905           261,525


Other income (expense):
   Interest income                                13             4,229                 81             7,215
   Interest expense                          (47,881)          (49,027)           (92,349)          (99,637)
   Other income, net                          21,146            20,566             43,244            49,611
                                          -----------       -----------        -----------       -----------
     Total other income (expense)            (26,722)          (24,232)           (49,024)          (42,811)

     Income before income taxes              207,813            95,798            510,881           218,714

Income tax expense                            73,535            37,289            184,378            84,753
                                          -----------       -----------        -----------       -----------

     Net income                              134,278            58,509            326,503           133,961
                                          ===========       ===========        ===========       ===========


Earnings Per Share - Basic (note 2)             0.02              0.01               0.04              0.02
                                          ===========       ===========        ===========       ===========

Earnings Per Share - Diluted (note 2)           0.02              0.01               0.04              0.02
                                          ===========       ===========        ===========       ===========


Weighted average number of common shares   8,427,847         8,424,747          8,427,847         8,424,747

See accompanying notes to condensed financial statements.

                          DYNATRONICS CORPORATION
                     Condensed Statements of Cash Flows
                                  (Unaudited)
[CAPTION]

                                                                                               Six Months Ended
                                                                                                   December 31
                                                                                             1997               1996
                                                                                          ----------         ----------
Cash flows from operating activities:
  Net income                                                                              $  326,503           133,962
  Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
   Depreciation and amortization of property and equipment                                    84,926            91,036
   Other amortization                                                                         34,894            43,435
   Provision for doubtful accounts                                                             8,400             6,000
   Provision for inventory obsolescence                                                       57,000            48,000
   Provision for warranty reserve                                                             79,528            54,944
   Decrease (increase) in operating assets:
      Receivables                                                                            (62,223)         (215,865)
      Inventories                                                                           (519,204)          (60,383)
      Prepaid expenses and other assets                                                      (52,483)          (59,109)
      Deferred tax assets                                                                    (58,456)           14,447
   Increase (decrease) in operating liabilities:
      Trade accounts payable and accrued expenses                                           (302,199)         (219,868)
      Deferred compensation                                                                   42,042            40,092
      Income taxes payables                                                                  (80,866)           94,763
                                                                                          -----------       -----------
           Net cash provided by (used in) operating activities                              (442,138)          (28,546)
                                                                                          -----------       -----------
Cash flows from investing activities:
Capital expenditures                                                                        (134,973)          (88,571)
                                                                                          -----------       -----------
           Net cash provided by (used in) investing activities                              (134,973)          (88,571)
                                                                                          -----------       -----------
Cash flows from financing activities:
  Principal payments under capital lease obligations                                          (3,695)          (13,485)
  Principal payments on long-term debt                                                       (77,933)          (81,071)
  Net change in line of credit                                                               407,087          (129,168)
                                                                                          -----------       -----------
           Net cash provided by (used in) financing activities                               325,459          (223,724)
                                                                                          -----------       -----------
Net increase (decrease) in cash and cash equivalents                                        (251,652)         (340,841)

Cash and cash equivalents at beginning of period                                             544,615           416,854
                                                                                          -----------       -----------
Cash and cash equivalents at end of period                                                $  292,963            76,013
                                                                                          -----------       -----------
Supplemental cash flow information
  Cash paid for interest (net of amounts capitalized)                                         92,349            99,636
  Cash paid for income taxes                                                                 321,700            52,100

See accompanying notes to condensed financial statements.

                      DYNATRONICS CORPORATION
              NOTES TO CONDENSED FINANCIAL STATEMENTS
                        December 31, 1997
                             (Unaudited)



NOTE 1.  PRESENTATION

The financial statements as of December 31, 1997 and for the six months then ended were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments to the financial statements have been made to present fairly the financial position and results of operations and cash flows. All adjustments were of a normal recurring nature. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC Annual Reports on Form 10-KSB under the name of Dynatronics Corporation which included audited financial statements for the two years ending June 30, 1997 and 1996. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10-KSB filing.


NOTE 2.  EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). SFAS 128 became effective for financial statements with interim and annual periods ending after December 15, 1997. Accordingly, the Company has adopted SFAS 128 for the quarter ended December 31, 1997.

SFAS 128 establishes a different method of computing earnings
(loss) per share than was required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, entities with publicly held common stock are required to present basic earnings (loss) per share and diluted earnings
(loss) per share. Basic earnings per share is the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

Prior periods have been restated for presentation in accordance with SFAS 128.

NOTE 3.  INVENTORIES

Inventories consisted of the following:
                               						 December 31
						                                   1997
                                     ------------

	Raw Materials	                     $    1,429,724
	Finished Goods	                         1,337,721
	Inventory Reserve	                       (124,981)
                                    --------------
	                                  	$    2,642,464
                                    ==============

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment were as follows:


                    						             December 31
						                                    1997
                                     -------------

	Land	                              $      354,744
	Buildings	                              2,072,157

	Machinery and equipment, and
	   equipment under capital lease	       1,237,737
                                     -------------
             		                          3,664,638

Less accumulated depreciation
	   and amortization.	                   1,008,664
                                     -------------

                                  		$    2,655,974
                                     =============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Results of Operations
---------------------

Sales for the quarter ended December 31, 1997 reached a record second quarter high $3,000,648, up 35 percent as compared to $2,222,630 in the same period of the prior year. Net income for the reporting quarter climbed to $134,278, up 129 percent over last year's second quarter results of $58,509. Sales for the six-month period ended December 31, 1997 increased 31 percent to $6,028,427 as compared to $4,605,301 in the prior year period. Net income for the six-month period increased 144 percent to $326,503 compared to $133,961 in the prior year period.

Over the past two years, the Company has embarked on a strategic plan to broaden its product line and expand its distribution network. This has been accomplished through such activities as the May 1996 acquisition of Superior Orthopaedic Supplies, the introduction of the "50 Series Plus" line of electrotherapy and ultrasound products during fiscal year 1997, the January 1997 acquisition of assets to begin the manufacture of therapy tables and rehab equipment in Columbia, South Carolina and the exclusive marketing agreement with Life-Tech to distribute their iontophoresis products to the physical therapy market. These strategic achievements are the basis and cause for the increased sales and profitability during the reporting quarter.

The Company continues to gain market share both domestically and internationally through increased sales of the new "50 Series Plus" line of electrotherapy and ultrasound products. By incorporating state-of-the-art technology to reduce manufacturing costs, profit margins for these products are the highest of any devices manufactured by the Company.

Increased sales of medical supplies and soft goods accounts for the majority of increased revenues for the reporting period and continues to be a focal point of the Company's overall strategy. Sales of these products increased 55 percent over the same six-month period last year. The publication of Dynatronics' first full-line catalogue in January 1997, provided an important tool in effectively marketing these products. Management anticipates continued sales growth in future periods with the introduction of the Company's new, expanded catalogue in February 1998.

In January 1997, the Company announced it had acquired assets to begin manufacturing physical therapy treatment tables, parallel bars, and other specialty rehabilitation equipment at a facility in Columbia, South Carolina. This facility currently manufactures over 30 varieties of products and plans to almost double the number of products offered during fiscal year 1998. These products are being manufactured under the direction of a seasoned management team with 30 years of experience in this industry. This division is on track to generate $1 million in sales during fiscal year 1998.

The development of new marketing strategies emphasizing
Dynatronics' position as the low-cost provider of iontophoresis products has been the main factor in increasing sales of iontophoresis products during the past four quarters.

Iontophoresis is a process of transdermally delivering certain anti-inflammatory and anesthetic drugs into a localized area without the use of needles. Management anticipates sales of iontophoresis products in fiscal year 1998 will approach $1,000,000 - nearly double their fiscal year 1997 level.

Total gross margin for the reporting quarter increased 32 percent to $1,258,894 as compared to $954,713 in the prior year period. Total gross margin for the six-month period increased 29 percent to $2,550,682 as compared to $1,971,935 in the prior year period. These increases are directly attributable to the increase in sales volume as mentioned above. Gross margins as a percentage of sales were 42 percent for the reporting quarter compared to 43 percent in the same quarter in the prior year period. This decrease reflects the significant increase in sales of medical supplies, soft goods and tables, which carry lower margins than the Company's device products.

Selling, General and Administrative (SG&A) expenses for the three and six-month periods increased to $902,845 and $1,745,861, respectively, as compared to $683,438 and $1,420,938, respectively, in the same periods last year. These increases are mostly related to additional SG&A expenses associated with the new treatment table manufacturing operation acquired in Columbia, South Carolina. Labor expense also increased due to staffing needs created by the higher sales volume and the anticipation of and preparation for further sales increases in the future.

Research and development expenses in the three and six-month periods totaled $121,514 and $244,916, respectively, compared to $151,245 and $289,472, respectively, in the prior year periods. Management anticipates R&D expenses for fiscal year 1998 will not exceed fiscal year 1997 levels.

Operating income nearly doubled to $234,535 in the three-month period ended December 31, 1997 compared to $120,030 in the same period of the prior year. Operating income for the six-month period more than doubled to $559,905 as compare to $261,525 in the previous year. The increased sales volumes and higher margins associated with the new "50 Series Plus" products were the primary reason for the increases in operating income.

Income before tax for the quarter ended December 31, 1997 increased 117 percent to $207,813 compared to $95,798 during the similar period of the prior year. Income before tax for the six-month period increased 134 percent to $510,881 as
compared to $218,714 in the previous year period.   Increased
sales together with lower SG&A and R&D expenses as a percent of sales and the higher margins associated with the new "50 Series Plus" products contributed to the increased profit from operations. Income tax expense for the three and six-month period ended December 31, 1997 equaled $73,535 and $184,378, respectively, as compared to $37,289 and $84,753 respectively, in the prior year periods.

Net income for the three-month period increased 129 percent to $134,278 compared to $58,509 for the same period in the prior year. Net income for the six-month period increased 144 percent to $326,503 compared to $133,961 in the previous year. These increases are a result of the factors discussed above and reflect the successful implementation of the Company's strategic plan to broaden its product offerings and increase distribution.

Liquidity and Capital Resources
-------------------------------

The Company expects revenues from operations, together with available sources of borrowing, will be adequate to meet its working capital needs related to its business and its planned capital expenditures for the upcoming operating year.

The Company continues to maintain a liquid position.  The
Company's current ratio at December 31, 1997 was 2.5 to 1.
Current assets represent 54 percent of total assets.

Trade accounts receivable are from the Company's dealer network and are generally considered to be within term. All accounts payable are within term with the Company continuing its policy of taking advantage of any and all payment discounts available.

During the reporting quarter the Company increased its revolving line of credit with a commercial bank to $2,500,000.
The outstanding balance on this line of credit at December 31, 1997 was $977,615, with approximately $1.5 million available to the Company.

Inventory levels, net of reserves, at December 31, 1997 totaled $2,642,464 while net accounts receivable were $2,209,721. Over
the past two years inventories and accounts receivable   have
increased to support the Company's increased sales volumes and as a result of management's efforts to reduce backorders. Financing for these increases has been provided through net profits from operations together with the Company's line of credit facility.

Long-term debt excluding current installments at December 31, 1997 totaled $2,009,558 comprised primarily of the mortgage loan on the Company's office and manufacturing facility and the note payable associated with the acquisition of Superior Orthopaedic Supplies. The balance on the mortgage loan is approximately $1.6 million with monthly principal and interest payments of $19,700.

Business Plan
-------------

With the introduction of the new "50 Series Plus" product line, the Company increased its market share in the most profitable segment of its market. This product line offers the greatest number of features at the lowest price of any previous products offered by the Company.

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

To capitalize on its broadened product line, the Company published its first full-line catalogue in January 1997. In

February 1998, the Company plans to introduce a new version of it's catalogue with nearly twice the number of products as compared to the Company's first catalogue. This new catalogue is expected to support continued sales growth of the Company's products.

Another avenue to increase sales and profits being pursued by management is that of strategic business alliances such as the exclusive distribution agreement signed with Life-Tech, Inc. in August 1996. The Company continues to evaluate additional strategic alliances and acquisition opportunities which could enhance and broaden the Company's product line.

The Company's sales are expanding internationally with the approval to market products in Japan being granted during fiscal year 1997. Management anticipates initial marketing efforts in Europe will begin this fiscal year which is expected to continue the Company's international expansion.

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

Forward-looking Statements
--------------------------

This quarterly report contains forward-looking statements relating to anticipated financial performance, product development, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. With the exception of historical information, statements in this report are forward-looking within the meaning of the law, including statements regarding future products, product development, research and development spending, and the Company's business plan, as well as statements regarding the levels of future international sales . The Company notes that risks inherent in its business and a variety of factors could cause or contribute to a difference between actual results and anticipated results. Those risks include, but are not limited to, such factors as market acceptance of Company products (particularly new product lines and re-designed product lines), the ability to hire and retain the services of trained personnel at cost-effective labor rates, the absence of new adverse government regulation of the Company's products, the actions of foreign regulators that may adversely affect the expansion of the Company's marketing activities in foreign markets, political or economic changes in the United States and abroad which may adversely affect the market for physical therapy devices or soft goods in general or the Company's products in particular, the Company's ability to keep pace with technological advances which can occur rapidly, the Company's ability to meet increasing demand, the ability to introduce new products on a timely basis, changing customer requirements, delays in new products qualifications, the timing and extent of research and development expenses, the Company's access to and ability to finance such changes. The foregoing and other factors, both within and outside the Company's control, may cause actual results to differ from those described in forward-looking statements made in this Report.

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
         ---------------------------------------------------

         On November 18, 1997, the Company conducted its 1997 annual meeting of shareholders. At the annual meeting, the following former members of the Company's Board of Directors were elected for another term of service: Kelvyn H. Cullimore, Kelvyn H. Cullimore, Jr., E. Keith Hansen, M.D., Larry K. Beardall, V. LeRoy Hansen, Joseph H. Barton, and Howard L. Edwards. At the annual meeting, the Company's shareholders also ratified the Board's selection of KPMG Peat Marwick, as the Company's independent public accountants. The following table summarizes the voting at the annual meeting.

          Issue			            	        For		     Against       Abstention
          -----                        ---       -------       ----------

          Ratify selection of
          Accountants	               6,149,588	    9,205	         26,300


          Board Nominee	 	             For		     Against       Abstention
          -------------                ---       -------       ----------

          Kelvyn H. Cullimore	       6,147,808	    6,530	         30,755

          Kelvyn H. Cullimore, Jr.	  6,153,808       530	         30,755

          Keith Hansen, M.D.	        6,152,338	    2,000	         30,755

          Board Nominee	 	             For		     Against       Abstention
          -------------                ---       -------       ----------

          Larry K. Beardall          6,154,338         0         	30,755

          V.  LeRoy Hansen	          6,150,338	    4,000	         30,755

          Joseph H. Barton	          6,152,338	    2,000	         30,755

	         Howard L. Edwards	         6,154,338	        0        	 30,755


Item 5. 	Other Information
         -----------------

       		Not Applicable.


Item 6. 	Exhibits and Reports on Form 8-K
         --------------------------------

         A)  Exhibits
               	No.     Description
             --------   -----------

               	27	     Financial Data Schedule

         B)  Reports on Form 8-K

               None

                          SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DYNATRONICS CORPORATION
                              -----------------------
                             					   Registrant




Date        2/13/98        			 /s/ Kelvyn H. Cullimore, Jr.
       -----------------      ------------------------------
                              Kelvyn H. Cullimore, Jr.
                              President
                              Chief Executive Officer



Date        2/13/98     		   	 /s/ John L. Hales
       -----------------      ------------------------------
                       							John L. Hales
                       							Chief Financial Officer and
                       							Principal Accounting Officer