Form 10QSB
period 1998-03-31
DYNATRONICS CORP
filed 1998-05-15
CIK 720875

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                              FORM 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998.

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act for the transition period from _________ to _________

Commission File Number:  0-12697


                      		Dynatronics Corporation
     ------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)


                Utah	                              		  87-0398434
  -------------------------------                  -----------------
  (State or other jurisdiction of                    (IRS Employer
  incorporation or organization)                		Identification No.)


            7030 Park Centre Drive, Salt Lake City, UT  84121
           ---------------------------------------------------
         (Address of principal executive offices)     (Zip Code)


                 				          (801) 568-7000
                          --------------------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            X   Yes           No
                          -----         -----

The number of shares outstanding of the issuer's common stock, no par value, as of May 5, 1998 is 8,444,847 shares.


Transitional Small Business Disclosure Format.
(Check One) :  Yes 	 	 No   X
                   ---    ----

                          DYNATRONICS CORPORATION

                             TABLE OF CONTENTS







PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements						                     	Page Number
                                                          -----------



Condensed Balance Sheet
   March 31, 1998	                                             1

Condensed Statements of Income
   Three and Nine Months Ended March 31, 1998,
   and March 31, 1997	                                         2

Condensed Statements of Cash Flows
   Nine Months Ended March 31, 1998,
   and March 31, 1997	                                         3

Notes to Condensed Financial Statements	                       4


Item 2.  Management's Discussion and Analysis
 Or Plan of Operation	                                         6


PART II.   OTHER INFORMATION	                                 11

                         DYNATRONICS CORPORATION
                         Condensed Balance Sheet
                              (Unaudited)

                                                                   March 31
                                     ASSETS                          1998
                                                                   --------
Current assets:
   Cash and cash equivalents                                      $   180,847
   Trade accounts receivable, less allowance for doubtful
          accounts of $83,837                                       2,410,863
   Other receivables                                                   79,417
   Inventories                                                      2,935,574
   Prepaid expenses                                                   143,922
   Deferred tax asset-current                                          91,757
                                                                  -----------
          Total current assets                                      5,842,380

Net property and equipment                                          2,799,558
Excess of cost over book value, net of accumulated amortization
       of $275,029                                                  1,164,147
Deferred tax asset-noncurrent                                         228,365
Other assets                                                          717,523
                                                                  -----------
                                                                  $10,751,973
                                                                  ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt                         $   202,937
   Line of credit                                                   1,035,925
   Accounts payable                                                   606,897
   Accrued expenses                                                   644,958
                                                                  -----------
          Total current liabilities                                 2,490,718

Long-term debt, excluding current installments                      2,176,247
Deferred compensation                                                 510,093
                                                                  -----------
     Total long-term liabilities, excluding current installments    2,686,340
                                                                  -----------
          Total  liabilities                                        5,177,058

Stockholders' equity:
   Common stock, no par value.  Authorized 50,000,000
       shares; issued and outstanding 8,444,847 shares              1,996,266
   Retained earnings                                                3,578,649
                                                                  -----------
          Total stockholders' equity                                5,574,915
                                                                  -----------
                                                                  $10,751,973
                                                                  ===========

See accompanying notes to condensed financial statements.

                             DYNATRONICS CORPORATION
                         Condensed Statements Of Income
                                  (Unaudited)


                                 Three Months Ended         Nine Months Ended
                                       March 31                  March 31
                                   1998        1997          1998        1997
                              -----------   ----------   ----------  ----------

Net sales                     $ 3,016,141    2,545,178    9,044,568   7,150,478
Cost of sales                   1,760,860    1,448,611    5,238,605   4,081,976
                              -----------   ----------   ----------  ----------
      Gross profit              1,255,281    1,096,567    3,805,963   3,068,502

Selling, general, and
  administrative expenses         856,656      805,899    2,602,517   2,226,840
Research and development
  expenses                        100,676      139,274      345,592     428,746
                               ----------   ----------   ----------  ----------
      Operating income            297,949      151,394      857,854     412,916


Other income (expense):
   Interest income                    319          126          400       7,316
   Interest expense               (61,134)     (46,546)    (153,483)   (146,183)
   Other income, net               20,604      280,829       63,848     330,467
                                ---------   ----------   ----------  ----------

   Total other income (expense)   (40,211)     234,409      (89,235)    191,600

   Income before income taxes     257,738      385,803      768,619     604,516

Income tax expense                 34,128      112,736      218,506     187,787
                                ---------   ----------   ----------  ----------

      Net income              $   223,610      273,067      550,113     416,729
                                =========   ==========   ==========  ==========


Earnings Per Share - Basic    $      0.03         0.03         0.07        0.05
                                =========   ==========   ==========  ==========


Earnings Per Share - Diluted  $      0.03         0.03         0.06        0.05
                                =========   ==========   ==========  ==========


Weighted average number
  of common shares              8,428,791    8,424,747    8,428,157   8,424,747

See accompanying notes to condensed financial statements.

                          DYNATRONICS CORPORATION
                     Condensed Statements of Cash Flows
                                (Unaudited)


                                                               Nine Months Ended
                                                                     March 31
                                                                1998          1997
                                                             ----------    -----------
Cash flows from operating activities:
  Net income                                                 $  550,113        416,729
  Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
     Depreciation and amortization of property and equipment    129,975        129,577
     Gain on sale of land                                             0       (259,953)
     Other amortization                                          56,612         65,154
     Provision for doubtful accounts                             12,600          9,000
     Provision for inventory obsolescence                        85,500         78,000
     Provision for warranty reserve                             123,792         82,853
     Decrease (increase) in operating assets:
      Receivables                                              (246,126)      (442,737)
      Inventories                                              (840,814)      (366,440)
      Prepaid expenses and other assets                        (288,947)       (73,563)
      Deferred tax assets                                       (58,456)         1,135
     Increase (decrease) in operating liabilities:
      Trade accounts payable and accrued expenses              (167,390)        99,372
      Deferred compensation                                      63,063         60,138
      Income taxes payables                                     (62,453)       133,009
                                                           ------------     ----------

      Net cash provided by (used in) operating activities      (642,531)       (67,726)
                                                           ------------     ----------

Cash flows from investing activities:
Capital expenditures                                            (75,124)      (139,976)
Proceeds from sale of assets                                          0        362,620
                                                           ------------     ----------

      Net cash provided by (used in) investing activities       (75,124)       222,644
                                                           ------------     ----------

Cash flows from financing activities:
  Principal payments under capital lease obligations             (4,968)       (15,221)
  Principal payments on long-term debt                         (118,782)      (357,747)
  Net change in line of credit                                  465,397       (118,755)
  Proceeds from sale of common stock                             12,240              0
                                                           ------------     ----------

      Net cash provided by (used in) financing activities       353,887       (491,723)
                                                           ------------     ----------

Net increase (decrease) in cash and cash equivalents           (363,768)      (336,805)

Cash and cash equivalents at beginning of period                544,615        416,854
                                                           ------------     ----------

Cash and cash equivalents at end of period                  $   180,847         80,049
                                                           ============     ==========

Supplemental cash flow information
  Cash paid for interest (net of amounts capitalized)           153,483        146,183
  Cash paid for income taxes                                    337,700         52,100


See accompanying notes to condensed financial statements.

                         3

                    DYNATRONICS CORPORATION
            NOTES TO CONDENSED FINANCIAL STATEMENTS
                         March 31, 1998
                           (Unaudited)



NOTE 1.  PRESENTATION

The financial statements as of March 31, 1998 and for the nine months then ended were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments to the financial statements have been made to present fairly the financial position and results of operations and cash flows. All adjustments were of a normal recurring nature. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC Annual Reports on Form 10-KSB under the name of Dynatronics Corporation which included audited financial statements for the two years ending June 30, 1997 and 1996. It is suggested that the financial statements contained in this filing be read in conjunction with the financial statements and notes thereto contained in the Company's 10-KSB filing for the fiscal year ended June 30, 1997.


NOTE 2.  EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). SFAS 128 became effective for financial statements with interim and annual periods ending after December 15, 1997. Accordingly, the Company has adopted SFAS 128 for the quarter ended December 31, 1997 and all subsequent periods.

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

NOTE 3.  INVENTORIES

Inventories consisted of the following:
                               						     March 31
                              						        1998
                                       --------------

           	Raw Materials	              $   1,553,466
           	Finished Goods           	      1,535,589
           	Inventory Reserve	               (153,481)
                                        -------------

                                      		$   2,935,574
                                        =============


NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment were as follows:


                                        						     March 31
                                       						        1998
                                               ---------------

             	Land	                             $     354,744
             	Buildings	                            2,091,313

             	Machinery and equipment, and
           	   equipment under capital lease	       1,407,214
                                                -------------
                                             		     3,853,271

              Less accumulated depreciation
           	   and amortization.	                  (1,053,713)
                                                -------------

                                              		$   2,799,558
				                                            =============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------

Sales for the quarter ended March 31, 1998 reached a record third quarter high $3,016,141, up 19 percent as compared to $2,545,178 in the same period of the prior year. Sales for the nine-month period ended March 31, 1998 increased
26 percent to $9,044,568 as compared to $7,150,478 in the prior year period.

Over the past two years, the Company has embarked on a strategic plan to broaden its product line and expand its distribution network. This has been accomplished through such activities as the May 1996 acquisition of Superior Orthopaedic Supplies, the introduction of the "50 Series Plus" line of electrotherapy and ultrasound products during fiscal year 1997, the January 1997 acquisition of assets to begin the manufacture of therapy tables and rehabilitation equipment in Columbia, South Carolina and the exclusive marketing agreement with Life-Tech, Inc. to distribute its iontophoresis products to the physical therapy market. These strategic achievements are the basis and cause for the increased sales and profitability during the quarter ended March 31, 1998.

The Company continues to enjoy strong sales domestically of the "50 Series Plus" line of electrotherapy and ultrasound products. By incorporating state-of-the-art technology to reduce manufacturing costs, profit margins for these products are the highest of any devices manufactured by the Company.

Increased sales of medical supplies and soft goods accounts for the majority of increased revenues for the reporting period and continues to be a focal point of the Company's overall strategy. Sales of these products increased 50 percent over the same nine-month period last year. During the quarter ended March 31, 1998, the Company introduced its 1998 product catalog containing 300 new products - twice the number of products previously offered to practitioners in last year's catalog. Management expects this new catalog will further stimulate sales growth in future periods.

In January 1997, the Company announced it had acquired assets to begin manufacturing physical therapy treatment tables, parallel bars, and other specialty rehabilitation equipment at a facility in Columbia, South Carolina. This facility currently manufactures over 30 varieties of products and has doubled the number of products offered during fiscal year 1998 compared to last year. These products are being manufactured under the direction of a seasoned management team with 30 years of experience in this industry. This division is on track to generate $1 million in sales during fiscal year
1998.

The development of new marketing strategies emphasizing Dynatronics' position as the low-cost provider of iontophoresis products has been the main factor in increasing sales of iontophoresis products during the past five quarters. Iontophoresis is a process of transdermally delivering certain anti-inflammatory and anesthetic drugs into a localized area without the use of needles. Management anticipates sales of iontophoresis products in fiscal year 1998 will approach $1,000,000 - nearly double their fiscal year 1997 level.

Total gross margin for the quarter ended March 31, 1998 increased 14 percent to $1,255,281 as compared to $1,096,567, in the prior year period. Total gross margin for the nine-month period ended March 31, 1998 increased 24 percent to $3,805,963 as compared to $3,068,502 in the prior year period. These increases are directly attributable to the increase in sales volume as mentioned above. Gross margins as a percentage of sales were
41.6 percent for the reporting quarter compared to 43.1 percent in the same quarter in the prior year period. This decrease reflects the significant increase in sales of medical supplies, soft goods and tables, which carry lower margins than the Company's device products.

Selling, General and Administrative (SG&A) expenses for the three and nine-month periods ended March 31, 1998, increased to $856,656 and $2,602,517, respectively, as compared to $805,899 and $2,226,840, respectively, in the same periods last year. These increases are primarily related to additional labor expense due to increased staffing needs created by the higher sales volume and the anticipation of and preparation for further sales increases in the future.

Research and development expenses in the three and nine-month periods ended March 31, 1998 totaled $100,676 and $345,592, respectively, compared to $139,274 and $428,746, respectively, in the prior year periods. R&D expenses for fiscal year 1998 year-to-date are lower that the similar period in fiscal year 1997 due primarily to the fact that during 1997 the Company developed and introduced the "50 Series Plus" product line. Due to the planned introduction of new products in the first quarter of fiscal 1999, management anticipates R&D expenses to increase in the next two quarters with overall R&D expenses for fiscal 1998 outpacing expenses for fiscal 1997.

Operating income increased 97 percent to $297,949 in the three-month period ended March 31, 1998 compared to $151,394 in the same period of the prior year. Operating income for the nine-month period ended March 31, 1998 more than doubled to $857,854 as compared to $412,916 in the previous year. As a percentage of sales, operating margins increased from 5.9% in the third quarter of fiscal 1997 to 9.9% in the current reporting period. For the comparative nine-month period, operating margins increased from 5.8% in fiscal 1997 to 9.5% in fiscal 1998. The increased sales volumes and lower SG&A and R&D expenses as a percent of sales were the primary reasons for these increases in operating income.

Income before tax for the quarter ended March 31, 1998 increased 90 percent to $257,738 compared to $136,005 during the similar period of the prior year, exclusive of a one-time $249,798 gain from the sale of land reported last year in the third quarter. Income before tax for the nine-month period increased 117 percent to $768,619 as compared to $354,718 in the previous year period, exclusive of the one-time land sale gain. (Including the gain, income before tax was $385,803 and $604,516 for the three and nine-month periods last year.) Increased sales together with lower SG&A and R&D expenses as a percent of sales contributed to the increased profit from operations.

Income tax expense for the three and nine-month period ended March 31, 1998 equaled $34,128 and $218,506, respectively, as compared to $112,736 and

$187,787 respectively, in the prior year periods.  During the reporting period, the Company filed its tax return for the prior fiscal year. Due to certain allowed R&D credits and overpayment of estimated taxes, the Company received a $54,000 tax refund and recorded that benefit during the current reporting period. The recording of this tax benefit had the effect of lowering the Company's tax rate from 34 percent to 13 percent for the quarter, and from 35 percent to 28 percent in the nine-month period.

Net income for the third quarter of fiscal year 1998 increased 46 percent excluding the one-time $249,798 gain from the sale of land reported last year in the third quarter, and the $54,000 tax benefit recorded this year. On the same basis, net income climbed to $169,610, compared to $116,444 in the same quarter last year. (Including the one-time items, net income was $223,610, compared to $273,067 for the same quarter of fiscal year 1997, a decrease of 18 percent.) Net income for the nine-month period increased 91 percent to $496,113 compared to $260,106 in the prior year period excluding the one-time items mentioned previously. (Including the one-time items, net income for the nine-month period increased to $550,113 compared to $416,729 for the same period last year.) These increases are a result of the factors discussed above and reflect the successful implementation of the Company's strategic plan to broaden its product offerings and increase distribution.

Liquidity and Capital Resources
-------------------------------

The Company expects revenues from operations, together with available sources of borrowing, will be adequate to meet its working capital needs related to its business and its planned capital expenditures for the upcoming operating year.

The Company continues to maintain a liquid position. The Company's current ratio at March 31, 1998 was 2.3 to 1. Current assets represent 54 percent of total assets.

Trade accounts receivable are from the Company's dealer network and are generally considered to be within term. All accounts payable are within term with the Company continuing its policy of taking advantage of any and all payment discounts available.

The Company maintains a revolving line of credit with a commercial bank in the amount of $2,500,000. The outstanding balance on this line of credit at March 31, 1998 was $1,035,925, with approximately $1.4 million available to the Company. The line is secured and bears interest at the rate of 1/2 percent over prime. The loan agreement also imposes certain restrictive covenants on the Company and requires it to maintain certain ratios in its operations. The Company is within those ratios and there is no default under the loan agreements. In addition, the Company negotiated a $500,000 line of credit for the purpose of acquiring capital equipment as part of its capital expansion program.

Inventory levels, net of reserves, at March 31, 1998 totaled $2,935,574 while net accounts receivable were $2,410,863. Over the past year inventories have increased to support the Company's increased sales volumes and broader product lines. In addition, management has made a stronger effort to reduce backorders by increasing inventory quantities. Accounts Receivable has also increased over the past year commensurate with corresponding increases in sales. Financing for these increases has been provided through net profits from operations together with the Company's line of credit facility.

Long-term debt excluding current installments at March 31, 1998 totaled $2,176,247, comprised primarily of the mortgage loan on the Company's office and manufacturing facility and the note payable associated with the acquisition of Superior Orthopaedic Supplies. In addition, recent acquisitions of capital equipment to improve manufacturing efficiencies have added approximately $200,000 of long-term debt during the reporting quarter. The balance on the mortgage loan is approximately $1.6 million with monthly principal and interest payments of $19,700.

Business Plan
-------------

With the introduction of the new "50 Series Plus" product line during the third quarter of fiscal 1997, the Company increased its market share in the most profitable segment of its market. This product line offers the greatest number of features at the lowest price of any previous products offered by the Company and continues to show strong domestic sales.

Since the acquisition of Superior Orthopaedic Supplies in May 1996, the Company has been able to increase sales of Superior's product line of soft goods and medical supplies through Dynatronics' distribution network.
Sales of these products have more than doubled over the two year period since acquisition. The start-up of the treatment table and rehabilitation products manufacturing operation in South Carolina has further broadened the Company's product line. The Company has a stated objective of making additional acquisitions in upcoming quarters that will expand manufacturing operations and add new products. Offering a broad product line is of strategic importance as clinics continue to consolidate and develop centralized purchasing which favors single source suppliers for their medical device and supplies needs.

To capitalize on its broadened product line, the Company published its first full-line catalog in January 1997. In February 1998, the Company introduced a new version of its catalog with twice the number of products as the Company's first catalog. This new catalog is expected to further stimulate sales growth of the Company's products.

Another avenue to increase sales and profits being pursued by management is that of strategic business alliances such as the exclusive distribution agreement signed with Life-Tech, Inc. in August 1996. The Company continues to evaluate additional strategic alliance opportunities which could enhance and broaden the Company's product line.

With the approval to market products in Japan being granted during fiscal year 1997, sales in Japan have begun to ramp up slowly in fiscal year 1998 to date. Management anticipates initial marketing efforts in Europe will begin this fiscal year, continuing the Company's international expansion. In conjunction with this effort, the Company believes its "50 Series Plus" line of products will qualify for the CE Mark during the fourth quarter of fiscal 1998. This mark makes it possible to market this product line in all European Union states. In addition, the Company is making progress in its efforts to meet the requirements for ISO 9001 certification which is a validation of the Company's quality manufacturing practices. This certification is expected to be completed in the first half of fiscal year 1999. International markets are more difficult to develop and subject to risks, such as currency fluctuations. For instance, sales of Company products have been significantly diminished in Korea and Taiwan over the past year, while markets such as South Africa and South America are growing.

The Company recognizes the need to continually upgrade and re-engineer existing products as well as introduce new products. The Company's continuing commitment to Research and Development enables Dynatronics to be a technological leader in the market. New products and engineering improvements are constantly being evaluated and developed. The Company plans to introduce a new product line in the first quarter of fiscal year 1999. This new product line will target a broader spectrum of professional practitioners. Research and development of this product line will significantly increase R&D expenses for the fourth quarter of fiscal year 1998 and possibly into the first quarter of fiscal year 1999.

To better meet growing demand for its products, the Company embarked on a $1.3 million capital improvement campaign to increase space and efficiencies primarily at its operations in Columbia, South Carolina, and Chattanooga, Tennessee. This capital improvement campaign will double the space at the Chattanooga facility and increase space at the Columbia facility by 33 percent. New manufacturing equipment is also being purchased which will greatly enhance manufacturing capabilities and efficiencies. These improvements are all scheduled to be placed in service during the fourth quarter of fiscal 1997.

The Company continues to evaluate research into areas of potential efficacy of its low-power laser device. Should any such research provide evidence deemed sufficient for submission to the U.S. Food and Drug Administration, the Company would give consideration to submitting a Pre-Market Approval Application for the laser to the FDA.

The company is in the process of ensuring that its internal computer systems are Year 2000 compliant. The company does not expect any material Year 2000 compliance issues to arise related to its primary internal business information systems. With respect to third-party providers whose services are critical to the Company, the Company intends to monitor the efforts of such providers as they become Year 2000 compliant. Management is presently not aware of any Year 2000 issues that have been encountered by any such third-party providers that could materially affect the Company's operations. Notwithstanding the foregoing, there can be no assurance that the Company will not experience operational difficulties as a result of Year 2000 issues, either arising out of internal operations, or caused by third-party service providers, which individually or collectively could have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy such problems.

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


                              DYNATRONICS CORPORATION
                              -----------------------
                                    Registrant




Date       5/14/98        			 /s/ Kelvyn H. Cullimore, Jr.
      -----------------       ----------------------------
                              Kelvyn H. Cullimore, Jr.
                              President
                              Chief Executive Officer



Date       5/14/98       	 		 /s/ John L. Hales
                              ---------------------------
                       							John L. Hales
                       							Chief Financial Officer and
                       							Principal Accounting Officer