Form 10KSB
period 1998-06-30
DYNATRONICS CORP
filed 1998-09-28
CIK 720875

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                               FORM 10-KSB

(Mark One)
[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1998.

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
____________.

Commission file number 0-12697

                           DYNATRONICS CORPORATION
                 (Name of Small Business Issuer in its Charter)
            Utah           	    					                      87-0398434
--------------------------                     ------------------------------
(State of Incorporation)	    		       			  (I.R.S. Employer Identification No.)
                           7030 Park Centre Drive
                        Salt Lake City, Utah  84121
                             (801) 568-7000
         (Address of Principal Executive Offices, Telephone Number)

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

The aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $22,466,000 as of September 16, 1998.

The number of shares outstanding of each of the issuer's classes of common stock as of September 16, 1998 was:
              	Class								  	                 Shares Outstanding
        -------------------                     ------------------
    Common Stock, no par value					              	  8,681,402

The Company hereby incorporates by reference the Company's 1998 Proxy Statement into Items 11 and 12 of this Report on Form 10-KSB. The Proxy Statement will be provided to shareholders subsequent to the filing of this Report.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
Transitional Small Business Disclosure
Format (Check One):
Yes 			No     X

                                  PART I

Item 1. Description of the Business

    	Dynatronics Corporation, formerly Dynatronics Laser Corporation ("Dynatronics" or the "Company"), a Utah corporation, was organized April 29, 1983 to acquire its affiliates, Dynatronics Research Corporation, and Dynatronics Marketing Company which were incorporated in Utah in 1979 and 1980, respectively. The principal business of the Company is the design, manufacture and sale of: 1) medical devices for therapeutic and aesthetic applications, 2) medical supplies and soft goods, 3) treatment tables and rehabilitation products for use by practitioners and 4) nutritional supplements. The Company distributes its products through independent dealers nationwide and internationally as well as through its own full-line catalog.

    	On May 1, 1996, the Company acquired the assets of Superior Orthopaedics Supplies, Inc. ("Superior"), a manufacturer and distributor of medical soft goods, supplies, wood therapy tables and rehabilitation products for the physical medicine market. Superior is located in Ooltewah, Tennessee, a suburb of Chattanooga, Tennessee. The addition of Superior's products to the Company's existing line of capital equipment significantly broadened the Company's product line and strengthened channels of distribution, allowing for greater market penetration both domestically and internationally.

    	In August 1996, the Company entered into a five-year agreement with Life-Tech, Inc. of Houston, Texas, which appoints the Company as exclusive distributor of Life-Tech's iontophoresis products to the physical medicine market throughout the United States and Canada and as a non-exclusive distributor internationally. Iontophoresis is a process by which anti-inflammatory drugs and local anesthetics are delivered transdermally without the use of injection needles. The acceptance of iontophoresis as a method of treatment among physical therapists has grown significantly over the past decade.

    	In December 1996, the Company acquired certain assets in Columbia, South Carolina to begin manufacturing physical therapy treatment tables, rehabilitation parallel bars, and other specialty rehabilitation products. Agreements were signed with Mr. Charlton "Stoney" Floyd, founder and past president of Midland Table Company to lease equipment and real property for the venture as well as to provide consulting services. In May 1997, Mr. Floyd was named General Manager of the Company's Columbia operations. Mr. Floyd has an extensive background in the design, manufacture and sale of rehabilitation tables and equipment. The addition of treatment tables and related products is of strategic importance in that the Company believes it is now able to offer the broadest line of manufactured products in the industry.

    	In fiscal year 1998, the Company developed a new product line called the Synergie Lifestyle System which combines therapeutic massage treatments using the new Synergie AMS device with diet, exercise and proper nutrition for improving health and skin tone quality. This new product line has opened new market opportunities for the Company in the fields of plastic surgery, and dermatology, as well as related aesthetic markets. Initial shipments of the new Synergie product line began in July 1998.

                 Description of Products Manufactured
                  and/or Distributed by the Company

    	The Company's product line can be divided into four primary categories: (1) Therapy Devices including Electrotherapy and Therapeutic Ultrasound; (2) Medical Supplies and Soft Goods; (3) Treatment Tables and Rehabilitation Equipment; and (4) Aesthetic Products related to the Synergie Lifestyle System. The Company's products are used primarily by physical therapists, chiropractors, sports medicine practitioners, podiatrists, plastic surgeons, dermatologists, and other aesthetic services providers.

Therapy Devices

    	Electrotherapy - The therapeutic effects of electrical energy have occupied an important position in physical medicine for over three decades. There has been an evolution through the years to use the most effective and painless wave forms and frequencies for patient comfort and for success in the treatment of pain and related physical ailments. Medium frequency alternating currents, which are used in the Company's electrotherapy devices, are believed to be the most effective and comfortable for patients. Electrotherapy is commonly used for treating chronic, intractable pain and/or acute, post-traumatic pain, increasing local blood circulation, relaxation of muscle spasms, prevention or retardation of disuse atrophy, and muscle re-education.

    	Therapeutic Ultrasound - Ultrasound therapy is a process of providing therapeutic deep heat to muscle tissues through the introduction of soundwaves into the body. It is the most common modality used in physical therapy today for the treatment of pain relief, muscle spasms and joint contractures.

"50 Series" and "50 Series Plus" Products

     With industry trends toward managed care, the Company anticipated an increased market demand for lower cost devices that did not sacrifice important features. The result was the introduction in fiscal years
1994-1996 of the "50 Series" product line.   This line incorporates the
latest technology and allows the Company to reduce the size of these devices by 50% compared to their predecessor devices. These changes also reduce the price of these products without eliminating key features of the more expensive models.

    	During fiscal year 1997, the Company introduced seven new devices including the Dynatron 125 and 525 which target the low-priced segment of the market, together with five new "50 Series Plus" products which add additional features and capabilities to the popular "50 Series" line of products while at the same time reducing the cost of manufacturing the products. (See Schedule of Therapy Products below.) Dynatronics intends to continue development of its electrotherapy and ultrasound technology and remain a leader in the design, manufacture and sale of therapy devices. Therapy devices and related products accounted for over half of total sales revenue in fiscal year 1998.

Iontophoresis

     In fiscal 1997, the Company added Life-Tech's line of iontophoresis products to its family of therapy devices offered to practitioners. These products include the Iontophor II and Microphor devices which are used in physical medicine applications primarily for treating inflammation. The devices use electrical current to deliver drugs such as lidocaine and dexamethasone through the skin for localized treatment of inflammation. The drug is placed in a disposable electrode. The products sold by the Company include the electrical current generating device (Microphor and Iontophor II) and the disposable electrodes into which the drug of choice is placed by the practitioner.

          The chart below lists the therapy device products manufactured and marketed by the Company which materially contributed to total
Company sales in fiscal year 1998.

                      Schedule of Therapy Products
             Manufactured and/or Distributed by Dynatronics

                                            	  		 When
Product Name		      	Description	                 Introduced
------------         -----------                  ----------

Dynatron 150*	  	    Ultrasound	           			    3rd quarter fiscal year 1994

Dynatron 550*	  		   Multi-modality				           1st quarter fiscal year 1995
                     Electrotherapy

Dynatron 850*	  	    Combination Electrotherapy/		1st quarter fiscal year 1995
                 				Ultrasound

Dynatron 650*	  		   Multi-modality 				          2nd quarter fiscal year 1996
                 				Electrotherapy

Dynatron 950*		  	   Combination Electrotherapy/		2nd quarter fiscal year 1996
                 				Ultrasound

Dynatron 125	  		    Ultrasound				               1st quarter fiscal year 1997

Dynatron 525	      		Electrotherapy				           1st quarter fiscal year 1997

Iontophor II &			    Iontophoresis				            1st quarter fiscal year 1997
Microphor +

Dynatron 150 Plus**	 Ultrasound				               3rd quarter fiscal year 1997

Dynatron 550 Plus**	 Multi-modality 	             3rd quarter fiscal year 1997
                     Electrotherapy

Dynatron 650 Plus**	 Multi-modality             		3rd quarter fiscal year 1997
                     Electrotherapy

Dynatron 850 Plus**	 Combination Electrotherapy/		3rd quarter fiscal year 1997
				                 Ultrasound

Dynatron 950 Plus**	 Combination Electrotherapy/		3rd quarter fiscal year 1997
				                 Ultrasound
_____________________
Dynatron is a registered trademark (#1280629) owned by Dynatronics

	* "50 Series" Product Line
	** "50 Series Plus" Product Line
	+ Both Manufactured by Life-Tech



Medical Supplies and Soft Goods

   	In March 1998, the Company introduced its 1998 product catalog containing 300 new products effectively doubling the number of products offered in the 1997 catalog. Some of the products which are new to the catalog this year include: treadmills, wheelchairs, walkers, splinting supplies, wound care products, athletic trainer supplies, work hardening
and exercise products, and occupational therapy tables.    With the
introduction of the expanded 1998 catalog, the Company has created a virtual "one-stop shop" for rehabilitation professionals.

   	Medical supplies and soft goods currently manufactured by the Company include: hot packs, therapy wraps, wrist splints, neoprene braces and supports, lumbar supports, cervical collars, slings, cervical pillows, back cushions, weight racks, and wood and metal treatment tables. Products distributed by the Company include: cold packs, skin cleanser, lotions and gels, paper products, athletic tape, canes and crutches, reflex hammers, stethoscopes, splints, elastic wraps, exercise weights, theraband tubing, wheelchairs, walkers, treadmills, stair climbers, hydrocollators, whirlpools, gloves, electrodes, tens devices, and traction equipment. The Company is continually seeking to expand its line of medical supplies and soft goods.

Treatment Tables and Rehabilitation Equipment

   	In January, 1997, the Company acquired a treatment table manufacturing operation in Columbia, South Carolina. The Company now manufactures and distributes a line of physical therapy treatment tables, rehabilitation parallel bars, and other specialty rehabilitation products. The products manufactured at the Columbia operations are primarily of metal construction. The product line includes motorized and manually-operated products. The Company offers over 30 varieties of treatment tables and rehabilitation equipment.

    As a result of the acquisitions of Superior Orthopaedic Supplies and the treatment table manufacturing operation, the Company has become a broad-line supplier in the physical medicine market. The target markets for these products are physical therapy, chiropractic, podiatry, sports medicine, industrial and occupational medicine, family practice, long-term care facilities, and the sub-groups of each of these specialties.

Synergie Lifestyle System

   	In June 1998, the Company introduced a new product line called the Synergie Lifestyle System which provides a comprehensive, non-invasive treatment program consisting of three elements: 1) Synergie treatments featuring the new Synergie AMS therapeutic massage device, 2), regular exercise, and 3) proper nutrition.

    The Synergie AMS device provides massage treatments to skin and subcutaneous tissues in common problem areas where heredity, inactive lifestyle, or poor diet tend to create undesirable effects for women. According to the U.S. Food and Drug Administration ("FDA"), therapeutic massagers, like the Synergie AMS device, are considered Class I devices.

Dynatronics has complied with FDA requirements for marketing the Synergy AMS device and therefore began shipments in July 1998. Recently, FDA expanded allowed claims for this type of treatment to include "temporary reduction in the appearance of cellulite". Dynatronics has formally submitted documentation to the FDA to qualify the Synergie AMS device for this new expanded labeling.

    As part of the Synergie Lifestyle System, the Company, with the assistance of expert consultants, developed and introduced a line of 19 nutritional supplements including such items as a Multivitamin/Mineral compound, St Johns Wort formulation, Anti Oxidant Complex, Herbal Calmative, and Calcium formula. Trademarked "SynergieNSP" (Nutritional Supplement Program), these nutritional supplements will be marketed through clinics offering Synergie AMS treatments, and by other professionals interested in quality nutritional supplements. Other components of the Synergie product line include a treatment body suit, treatment tables, and other related accessories.

Other Products

    	In addition to the products already mentioned, the Company continues to sell on a limited basis other products such as the Dynatron 2000 Patient Testing and Management System, Dynatron 360 Range of Motion Inclinometer, Dynatron 320 Grip Strength Analyzer, and the Dynatron 330 Body Composition Analyzer.

Allocation of Sales Among Key Products

    	No product accounted for more than 15 percent of the Company's revenues during any of the last two fiscal years. Therapy devices and related products represented approximately 64 percent and 52 percent of total sales in 1997 and 1998, respectively. Medical supplies and soft goods accounted for 34 percent and 40 percent of total sales in 1997 and 1998, respectively. Metal therapy tables and related rehabilitation products represented approximately 3 percent and 8 percent of total sales in 1997 and 1998 respectively.

Low Power Laser

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

    	Low-power laser therapy is used extensively in countries around the world as an adjunctive therapy in pain management, wound healing and certain immune system responses. However, the FDA has not cleared these devices for general sale in the United States. The process by which such clearance is granted is known as Pre- market Approval (PMA). Obtaining a PMA requires a significant investment of time and resources.

    	In the 1980's, Dynatronics filed a PMA with the FDA for its Dynatron 1120 low-power laser device. In spite of the Company's expenditure of substantial effort and resources, the FDA refused to clear the laser for general marketing due to inconclusive evidence of the effectiveness of the device. Due to the subjective nature of the process and the required commitment of human and monetary resources, the Company is not currently seeking FDA clearance of its low-power laser device. Instead, the Company continues to seek indications of efficacy of the devices that can be more easily demonstrated in a PMA. Should such an indication of efficacy be identified, the Company would again give consideration to actively seeking FDA approval of its low- power laser devices.

    	The most current laser device developed by the Company is the Dynatron 1650. This device is smaller and more compact in keeping with the "50 Series" design of products. The Dynatron 1650 has the ability to deliver multiple wavelengths by simply changing the probe.
Presently, the device is offered in 3 mW and 15 mW power outputs at 633 nm wavelength (red) and at 50 mW and 100 mW power outputs at 830 nm wavelengths (infrared). Since no low-power laser has been cleared for marketing in the United States, the Dynatron 1650 is only sold domestically for research purposes under approved Investigational Device Exemptions pursuant to FDA guidelines.

                      Description of the Company's
                 Marketing and Manufacturing Operations

Patents and Trademarks

    	The Company currently holds a patent on the "Target" feature of its electrotherapy products which will remain in effect until July 18, 2006 and a patent on the Company's multi-frequency ultrasound technology which will remain in effect until June, 2013. A design patent is also held on the Dynatron Equalizer which will remain in effect until July 21, 2006. This design patent covers the device's appearance. The Company does not hold any other patents, however, a patent on the new Synergie AMS device is in process of being filed with the United States Patent Office.

     The trademark "Dynatron" has been registered with the United
States Patent and Trademark Office and the appropriate government offices in Japan. In addition, registration applications have been filed for the trademark and service mark "Synergie," and for the trademark "Synergie NSP." The Company's other copyrightable material is protected under U.S. copyright laws.

Warranty Service

    	The Company warrants all products it manufactures for time periods ranging in length from 90 days to five years after the sale. The
Company also sells accessory items supplied by other manufacturers.
These accessory products carry warranties similar to those offered by the Company. Warranty service is provided from the Salt Lake City, Chattanooga, and Columbia facilities, according to the service required. These warranty policies are comparable to warranties generally available
in the industry.   Warranty claims as a percentage of gross sales were
not material in fiscal years 1997 and 1998 and were covered by the Company's reserve for such claims.

Customers/Market

    	With the acquisition of Superior and the introduction of the new Synergie product line, the Company has expanded its dealer network to over 320 wholesale dealers throughout the United States and internationally. These dealers are the primary customers of the Company. The dealers purchase and take title to the products. Products are sold by dealers primarily to chiropractors, podiatrists, physical therapists, sports medicine specialists, medical doctors, hospitals, plastic surgeons, dermatologists, aesthetic and cosmetic practitioners and other medical institutions.

    	In addition, the Company has entered into a number of preferred vendor relationships with certain national chains of physical therapy clinics and hospitals. The national account market represents a strong growth segment within the physical medicine industry as national and regional companies acquire individual physical therapy clinics throughout the country. No single dealer or national account or group of related accounts was responsible for 10% or more of total sales in fiscal years 1997 or 1998.

    	The Company exports products to approximately 25 different countries. International sales (i.e., sales outside North America) represented approximately $717,194, or 7 percent of the Company's total sales in fiscal 1997 and $652,431, or 5 percent of sales in fiscal 1998. This reduction is directly related to Asia's economic and financial troubles which have affected sales in that region. In January 1997, the Company began sales of two of its devices to Japan. Efforts are currently underway to obtain marketing clearance for the Company's products in the European Union, as well as other countries. However, access to foreign markets is sometimes barred or more difficult for devices such as those manufactured by the Company because of tariff restrictions, foreign currency fluctuations, currency control regulations, competing or conflicting manufacturing standards, governmental regulation and approval policies for medical testing and therapy devices and licensing requirements. The Company has no foreign manufacturing operations.

Competition

    	Despite significant competition, the Company has distinguished key products by using the latest technology, such as its patented Target feature and patented multi-frequency ultrasound technology. The Company believes that these features, along with integration of cutting edge technology in the design of each product, have made the Company a leader in technologically advanced electrotherapy, ultrasound, and therapeutic massage devices. In addition, manufacturing many of the medical supplies, soft goods and tables sold by the Company allows the Company to focus on quality manufacturing at competitive prices. The Company believes this gives it an edge over many competitors who are solely distributors of such products.

    	Electrotherapy/Ultrasound. The competition in the clinical market for electrotherapy and ultrasound devices is from both domestic and foreign companies. No fewer than a dozen companies produce devices similar to those of the Company. Some of these competitors are larger and better established, and have greater resources than the Company.
Few companies, domestic or foreign, provide multiple-modality devices, and none offer all the features found in the Dynatron 950 Plus. No competitor offers the ultrasound feature of three frequencies on multiple-sized soundheads for which the Company holds a patent. The primary competitors in the electrotherapy and ultrasound products sales include: Chattanooga Group, Excel-Tech, Rich-Mar, Mettler Electronics, and Williams Healthcare.

    	Medical Supplies & Soft Goods. The Company competes against various manufacturers and distributors of medical supplies and soft goods, some of whom are larger, more established and have greater resources than the Company. Excellent customer service along with providing value to customers is of key importance in this segment of the market. While there are many specialized manufacturers in this area, only a few such as Chattanooga Group, Fabrication Enterprises, and Bailey Manufacturing actually manufacture a broad line of competitive products. Other competitors are primarily distributors such as EMPI, Graham Field, Sammons Preston, Meyers Distributing and AliMed Inc.

    	Iontophoresis. Competition in the iontophoresis market is primarily from IOMED and EMPI. Both of these competitors have a much larger market share than Life-Tech, the manufacturer of the iontophoresis products marketed and sold by the Company. The Company believes that Dynatronics' strong distribution network is important to its continued ability to compete against these larger companies.

    	Treatment Tables. The primary competition in the treatment table market is from domestic manufacturers including Hausmaun Industries, Sammons Preston, Bailey Manufacturing, S&W Enterprises, Tri-W-G, Chattanooga Group, Henley Healthcare, Medfit, and Clinton Industries. Dynatronics' combination of industry experience, quality and competitive pricing provide the foundation for the Company to compete in this marketplace. In addition, some foreign competitors may gain pricing advantages from time to time due to currency fluctuations related to the U.S. dollar.

    	Synergie. The Company has two primary competitors in the therapeutic massage industry: LPG Systems and Luxar Corporation. The Synergie device is unique in that it is much less expensive than
competitive units.   In addition, the Synergie Lifestyle System
incorporates a complete program including treatments, exercise, and nutrition for optimal results. Dynatronics' well-established network of distributors provides another competitive advantage in the marketplace for these products.

    The distribution of nutritional supplements is highly competitive. The Company competes directly with other entities that manufacture and/or distribute similar products. Many of these competitors are substantially larger than the Company and enjoy greater financial resources, broader name recognition and stronger market penetration. Leading distributors of nutritional supplements include Herbalife International, Inc., Nature's Sunshine Products, Inc., Rexall, Inc., Twinlab Corporation, Shaklee Corporation, NuSkin International, Inc., and General Nutrition Centers.

    	Information necessary to determine or reasonably estimate the Company's, and its competitors', market share in any of these markets is not available.

Manufacturing and Quality Assurance

    	Manufacturing of the Company's therapy devices, soft goods and other medical products is conducted at the Company's facilities in Salt Lake City, Utah, Chattanooga, Tennessee and Columbia, South Carolina. The Company sub-contracts the production of certain components, but all work is performed to Dynatronics' specifications. Sub-assembly, final assembly and quality assurance procedures are all performed by trained staff at the Company's manufacturing facilities in Salt Lake City, Chattanooga, and Columbia. All component parts used in Dynatronics' device designs and all raw materials for medical supplies and soft goods manufacturing are readily available from suppliers.

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

    	The Company adheres to a Quality First Program, a concept for total quality management designed to involve each employee in the quality assurance process. Under this program, employees are not only expected to inspect for quality, but they are empowered to stop any process and make any changes necessary to insure that quality is not compromised. An incentive program is established to insure the continual flow of ideas and to reward those who show extraordinary commitment to the Quality First concept. Quality First has not only become the Company motto, but it is the standard by which all decisions are made. The results of this program are manifested in the low warranty expense associated with the Company's "50 Series" and "50

Series Plus" products. The Quality First Program reinforces employee pride, increases customer satisfaction, and improves overall operations of the Company.

    	The Company is working to achieve ISO 9001 Certification which is an internationally recognized standard for quality systems adopted by over 90 countries. In addition, the Company is in the process of obtaining CE Mark Certification on selected products. Once certified, the Company will be able to market these products throughout the European Union and in other countries. Management anticipates the Company will complete its ISO 9001 and CE Mark Certifications within the next 12 months.

Research and Development

    	The Company has historically been very committed to research and development. In 1997 and 1998 the Company expended $653,413 and $574,822, respectively, for research and development which represented approximately 5 to 6 percent of the gross revenues of the Company in those years. Substantially all of the research and development expenditures were for the development of new products, including the new Synergie product line, or the upgrading of existing products. Because of its strong commitment to the future and to providing the most current technology in its medical devices, the Company projects it will continue to invest in research and development at amounts similar to those indicated above.

Regulatory Matters

    The manufacture, packaging, labeling, advertising, promotion, distribution and sale of the Company's products are subject to regulation by numerous national and local governmental agencies in the United States and other countries. In the United States, the FDA regulates the Company's products under the Food, Drug, and Cosmetic Act ("FDC Act") and regulations promulgated thereunder. Advertising and other forms of promotion and methods of marketing of the Company's products are subject to regulation by the Federal Trade Commission ("FTC") under the Federal Trade Commission Act ("FTC Act").

    With the exception of the Company's low power laser devices, all of the Company's therapeutic and aesthetic treatment devices as currently designed have been cleared for marketing under section 510(k) of the FDC Act or are considered 510(k) exempt. If a device is subject to section 510 (k), the FDA must receive premarket notification from the manufacturer of its intent to market the device. The FDA must find that the device is substantially equivalent to a legally marketed device before the agency will clear the device for marketing. In addition, certain modifications to the Company's marketed devices may require a premarket notification and clearance under section 510(k) before the changed device may be marketed, if the change or modification could significantly affect safety or effectiveness. All the Company's devices, unless specifically exempted by regulation, are subject to the FDC Act's general controls, which include, among other things, registration and listing, adherence to the Quality System Regulation requirements for manufacturing, Medical Device Reporting and the potential for voluntary and mandatory recalls.

    The Company's Synergie NSP products generally are regulated as dietary supplements under the FDC Act, and therefore are not subject to premarket approval by the FDA. Dietary supplements are also regulated under the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). The DSHEA revised provisions of the FDC Act concerning the regulation of these products, for the first time defining "dietary supplements" and establishing specific rules for their manufacture and labeling.

    Statements of nutritional support or product performance, which are permitted on labeling of dietary supplements without FDA pre-approval, are defined to include statements that: (i) claim a benefit related to a classical nutrient deficiency disease and discloses the prevalence of such disease in the United States; (ii) describe the role of a nutrient or dietary ingredient intended to affect the structure or function in humans; (iii) characterize the documented mechanism by which a dietary ingredient acts to maintain such structure or function; or
(iv) describe general well-being from consumption of a nutrient or dietary ingredient.

    The FDA issued final dietary supplement labeling regulations in
1997 that require a new format for product labels and may necessitate revising dietary supplement product labels by March 23, 1999. All companies in the dietary supplement industry are required to comply with
these labeling regulations.   The Company believes its current labeling
is substantially in compliance with this new regulation.

    Failure of the Company to comply with applicable FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Any such action by the FDA could materially adversely affect the Company's ability to successfully market its products.

    The Company's advertising of its products is subject to regulation by the FTC under the FTC Act. Section 5 of the FTC Act prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. Section 12 of the FTC Act provides that the dissemination or the causing to be disseminated of any false advertisement pertaining to, among other things, drugs, cosmetics, devices or foods, which include dietary supplements, is an unfair or deceptive act or practice. Pursuant to this FTC requirement, the Company is required to have adequate substantiation for all advertising claims made about its products. The type of substantiation will be dependent upon the product claims made.

    If the FTC has reason to believe the law is being violated (e.g., the manufacturer or distributor does not possess adequate substantiation for product claims), it can initiate an enforcement action. The FTC has a variety of processes and remedies available to it for enforcement, both administratively and judicially, including compulsory process authority, cease and desist orders, and injunctions. FTC enforcement could result in orders requiring, among other things, limits on advertising, consumer redress, divestiture of assets, rescission of contracts, and such other relief as may be deemed necessary. Violation of such orders could result in substantial financial or other penalties. Any such action by the FTC could materially adversely affect the Company's ability to successfully market its products.

    The Company cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can it determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could include, however, requirements for the reformulation of certain products to meet new standards, the recall or discontinuance of certain products, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and additional scientific substantiation. Any or all such requirements could have a material adverse effect on the Company.

Environment

    	The Company's operations are not subject to material compliance with Federal, State and Local provisions enacted or relating to protection of the environment or discharge of materials into the environment.

Employees

    	On June 30, 1998, the Company had a total of 124 full-time employees and 7 part-time employees, as compared to 97 full-time and 6 part-time employees as of June 30, 1997. This increase in number of employees is primarily the result of increased sales volumes of the Company's products as well as the hiring of employees for the new Synergie product line.

Item 2.   Properties

    	The Company's headquarters and principal place of business is located at 7030 Park Centre Drive, Salt Lake City, Utah 84121. The Company's headquarters consist of a single facility housing administrative offices and a plant facility totaling approximately 36,000 square feet. The Company owns the land and building, subject to a mortgage requiring a monthly payment of approximately $19,700. The mortgage matures in 2013.

    During 1997, the Company sold 2.25 acres of land in Salt Lake City and acquired 3.38 acres of land and the 22,500 sq. ft. facility previously leased in Ooltewah, Tennessee in a tax-free exchange. In March 1998, the Company completed the construction of an additional 20,000 sq. ft. warehouse facility at the Ooltewah, Tennessee location. This new facility was financed through a mortgage requiring monthly payments of $7,716. The mortgage matures in 2013. Incorporated in this construction was completion of site work for a 20,000 sq. ft. addition to the new building. As part of the overall expansion, the wood shop operations were moved from a 4,000 sq. ft. leased facility to the 10,000 sq. ft. building that formerly served as the warehouse. This campus comprises the Company's Tennessee operations.

    For its Columbia operations, the Company leases two facilities in Columbia, South Carolina with total manufacturing space of approximately
12,000 sq. ft.    During 1998, the Company completed the construction of
an addition to one of the buildings which increased the building's size from 5,800 sq. ft. to 8,200 sq. ft. The lease payments for both
facilities total approximately $1,900 per month.    The Company believes
the expanded facilities together with the Company's existing facilities are adequate to accommodate presently expected growth and needs of the Company for its operations.

    	The Company owns or leases equipment used in the manufacture and assembly of the Company's products. During 1998, the Company purchased and/or leased approximately $376,200 of additional manufacturing and assembly equipment to meet increased demand for its products and to improve manufacturing efficiency. The nature of this equipment is not specialized and replacements may be readily obtained from any of a number of suppliers. The Company also owns and leases computer equipment and engineering and design equipment used in its research and development programs.

Item 3.   Legal Proceedings.

    	There are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.

Item 4.   Submission of Matters to a Vote of Security Holders.

Item 4.   Submission of Matters to a Vote of Security Holders.
    	No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                              PART II

Item 5.   Market for the Company's Common Equity and Related Stockholder
Matters.

    	Market Information. The common stock of the Company is listed on the Nasdaq Small Cap Market (symbol: DYNT). The following table shows the range of high and low sale prices for the Company's common stock as quoted on the Nasdaq system for the quarterly periods indicated.

                               					       Year Ended June 30,
                                							 1998	             		  1997

	 					                           High       Low         High       Low

1st Quarter (July-September)			   $1.40     $ .78       $1.25       $.62
2nd Quarter (October-December)		   1.47       .88        1.12        .84
3rd Quarter (January-March)			     1.47       .88        1.21        .78
4th Quarter (April-June)			     	  3.88      1.34        1.12        .65

   	Holders. As of September 16, 1998, the approximate number of common stock shareholders of record was 537. This number does not include beneficial owners of shares held in "nominee" or "street" name. Including beneficial owners, the Company estimates that the total number of shareholders exceeds 2,000.

   	Dividends. The Company has never paid cash dividends on its common stock. At the present time, the Company's anticipated capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the development of its business.

   	Sale of Unregistered Securities. The Company has not sold any securities during the past three years in a private or public offer and sale. In connection with the acquisition of Superior on May 1, 1996, the Company issued a total of 440,000 shares of common stock to former Superior stockholders in exchange for their Superior shares. These shares were restricted securities and were issued without registration in reliance upon exemption from registration under Section 4(2) and other provisions of the Securities Act of 1933, as amended and the rules and regulations promulgated thereunder.

   	Stock Options. In 1997, the Company granted options to certain officers, directors and employees for the purchase of a total of 256,206 shares of Common Stock. These options are exercisable from time to time over the next seven years at an average price of $1.04. The options were issued without registration under the Securities Act in reliance upon exemptions relating to grants of securities made pursuant to certain written plans.

   	In 1998, the Company granted options pursuant to stock option plans or employment or other agreements. The total number of shares issuable under such options is 404,037 shares. The options are exercisable at an average price of $1.00.

Item 6.

Management's Discussion and Analysis or Plan of Operation

Selected Financial Data

The table listed below summarizes selected financial data for the Company contained in the financial statements forming a part of this report.

                               SELECTED FINANCIAL DATA
                              Fiscal Year Ended June 30

[CAPTION]

		                          1998	        1997         	1996        	1995        	1994
                       -----------------------------------------------------------------
Net Sales              $	12,283,064	  10,160,467   	6,784,748   	6,112,241	   4,900,408
Net Income (loss) 	    $   	664,788     	612,539    	(193,892)    	217,083     	290,059
Net Income (loss)
 Per share (basic)	    $       	.08         	.07        	(.02)        	.03         	.04
Working Capital   	    $ 	3,502,777  	 3,027,119	   2,616,464   	3,319,272   	2,899,196
Total Assets          	$	11,641,948 	  9,642,479	   8,508,609   	7,187,328   	7,176,641
Long-term Obligations 	$ 	3,376,017  	 2,534,553	   2,856,302	   2,399,371	   2,454,148


Fiscal 1998 Compared to Fiscal 1997

Results of Operations

    	Sales for the fiscal year ended June 30, 1998 increased 21 percent to a record $12,283,064 as compared to $10,160,467 in fiscal year 1997. Strong increases in the sales of medical supplies, soft goods, and treatment tables were primarily responsible for the boost in sales for the fiscal year 1998. Since being acquired in May, 1996, the Company's Tennessee operation has grown from $2.1 million in sales annually to approximately $5 million in fiscal year 1998. In addition, the
Company's Columbia operations exceeded the goal of $1 million in sales during its first full year of operations. During fiscal year 1998, the Company introduced its new product catalog with over 300 new medical
supply products which added impetus to sales for the year.   The Company
anticipates fiscal year 1999 will be another record year for the Company with the introduction of the new Synergie product line.

    	The Company's gross margin as a percent of sales remained relatively constant at 42.3 percent in fiscal year 1998 compared to 42.5
percent in fiscal year 1997.   Higher margins associated with the
Company's "50 Series Plus" electrotherapy and ultrasound products during the year were offset by the increased sales of medical supplies, soft goods, and treatment tables which carry lower margins. The Company anticipates margins will improve in fiscal year 1999 with sales of the new Synergie product line.

    	The Company's 1998 selling, general and administrative (SG&A) expenses were $3,542,531 compared to $2,989,431 in fiscal year 1997. SG&A expenses as a percentage of sales decreased from 29.4 percent in fiscal year 1997 to 28.8 percent in fiscal year 1998. The increase in total SG&A expenses was associated with the increase in sales volumes and initial marketing efforts for the new Synergie product line.

    	During fiscal year 1998, the Company maintained its commitment to research and development (R&D), expending $574,822 for the year, compared to $653,413 in fiscal year 1997. R&D expenses for fiscal year 1998 were related primarily to sustaining engineering for existing products as well as the development of new products, including the new Synergie product line, which did not begin shipments until July 1998.

    	Operating income in fiscal year 1998 increased 60 percent to a record $1,082,477 compared to $675,836 in fiscal year 1997. This increase is due to the Company's higher sales volume together with management's containment of operating expenses at the higher sales level.

    In the year ended June 30, 1998, the Company's effective tax rate was 27.8 percent compared to 34.8 percent in fiscal year 1997. Due to improved profitability, the Company determined in fiscal year 1998 that it would no longer maintain a reserve for deferred tax assets, which resulted in lower tax expense in 1998 than in fiscal year 1997.

    Net income for fiscal year 1998 increased 9 percent to $664,788, compared to $612,539 in fiscal year 1997. Net income for fiscal year 1998 included recognition of more than $200,000 in pre-tax expenses associated with the development of the new Synergie product line, which were first shipped after the end of the fiscal year. Net income for fiscal year 1997 included gain recognition of approximately $349,000 (pre-tax) from non-operating transactions associated with the sale of real property and the recapture of bad debt. Excluding these one-time items, the Company's pre-tax profits from operations increased approximately 85 percent from $591,000 in 1997 to a record $1.1 million in 1998. This improvement was a direct result of the strong increase in sales and containment of operating expenses at the higher sales level.

    	The Company has not been materially affected by seasonality factors in its business operations.

Liquidity and Capital Resources

    Significant growth of the Company in 1998 also resulted in growth in inventories and capital expenditures. The Company has financed its growth primarily through cash flow from operations. With the addition of over 300 new products in the Company's 1998 product catalog, inventories increased during the year by $542,890 to $2,723,150 at June 30, 1998. Management expects that inventory levels will increase during fiscal 1999 as a result of the introduction of the new Synergie product line and an anticipated increase in overall sales.

    Capital expenditures during fiscal year 1998 totaled approximately $1.2 million and were related primarily to the Company's capital equipment purchases associated with the expansion of its facilities in Tennessee and South Carolina as discussed above. In addition, line of credit balances, net of cash balances, increased approximately $341,600 over the same period. While the Company anticipates continued growth in fiscal year 1999, it is expected that revenues from operations, together with available sources of borrowing, will be adequate to meet the Company's working capital needs related to its business and its planned capital expenditures for the same period.

    Working capital at June 30, 1998, totaled $3,502,777.  The
Company's current ratio at June 30, 1998 was 2.4 to 1.

    The Company maintains an open line of credit with a commercial bank in the amount of $2.5 million. Interest on the line of credit is based on the bank's index rate plus one-half percent which at June 30, 1998, equaled 9.0 percent. The line of credit is collateralized by certain accounts receivable and inventories. As of June 30, 1998, $1.1 million was outstanding on the line of credit and the Company had $1.4
million available under the line, which is renewable annually.   The
current line is up for renewal in November, 1999. The line of credit agreement also contains restrictive covenants requiring the Company to maintain certain financial ratios. As of June 30, 1998, the Company was in compliance with these covenants.

    	Long-term debt at June 30, 1998 was $2,844,903, a $757,380
increase compared to June 30, 1997. The increase is directly related to the expansion of facilities in Tennessee and South Carolina and capital equipment purchases made during fiscal year 1998 as discussed above.

    Accounts receivable represent amounts due from the Company's dealer network and from medical practitioners and clinics. The historical relationship with these customers indicates that the allowance for doubtful accounts is adequate. Accounts receivable are generally collected within 30 days of the terms extended. Management anticipates accounts receivable will increase in future years with increased company sales.

    For additional information with respect to sources and uses of cash, refer to the statements of cash flows included in the Company's financial statements.

    The Company's revenues and net income from continuing operations have not been unusually impacted by inflation or price increases for raw materials and parts from vendors.

    	The Company believes that its current cash balances, amounts available under its line of credit and cash provided by operations will be sufficient to cover its operating needs in the ordinary course of business for the next twelve months. If the Company experiences an adverse operating environment or unusual capital expenditure requirements, additional financing may be required; however, no assurance can be given that additional financing, if required, would be available on favorable terms.

Outlook

    	Over the past four fiscal years, Dynatronics has experienced double digit growth in sales and increased profitability. This growth has been the result of business strategies targeted to position Dynatronics as a leading manufacturer in the various disciplines of physical medicine.

    	During this growth phase, Dynatronics has upgraded and redesigned its core product line of electrotherapy and ultrasound products to incorporate the latest technology. Two acquisitions were made to broaden the Company's line of products, both manufactured and distributed. Strategic alliances were formed to give the Company proprietary access to valuable products that could further broaden the Company's product line.

    	As a result, the Company introduced the most comprehensive catalog in its history in February 1998, offering more than 600 products. The Company believes these strategies have laid the foundation for Dynatronics to become a one-stop supplier for physical medicine practitioners nationwide.

    	Maintaining manufacturing control over the most important products in the catalog has allowed Dynatronics to achieve higher customer satisfaction by insuring quality of product and competitive pricing.
This has been a key to the successful growth of the Company.

    	Going forward, the Company expects to continue to pursue the fundamental growth strategies that have yielded the success of the past four years. Those strategies include:
	- Continued expansion of the core physical medicine product line
	- Introduction of new, innovative products both in and out of the physical medicine field
	- Increased distribution into international markets
	- Pursuit of strategic acquisitions and business alliances

    	To further enhance the Company's position as a single source supplier to physical medicine practitioners, Dynatronics seeks to establish favorable terms as a master distributor of products for other manufacturers. A team of product specialists negotiate these terms and seek to further expand the breadth of products offered through the Company's catalog. In addition, the Company engineers new products and continually re-engineers old products in order to remain competitive and meet changing market needs. The Company expects its catalog of physical medicine products to continue to grow each year as the team of product specialists identify new items that are most in demand by Dynatronics' customers.

    	The most exciting component of the Company's near-term growth is the recent introduction of the Synergie Lifestyle System. This new product line incorporates a therapeutic massage device, the Synergie AMS, as the centerpiece of the line. This type of device has become popular among aesthetic practitioners in treating certain problem areas around the thighs, hips and buttocks where heredity, inactive lifestyle and poor diet have caused an undesirable effect in the appearance and tone of the skin.

    	Another part of the Synergie product line is the introduction of 19 nutritional supplements that aesthetic practitioners can market as part of the overall Synergie Lifestyle System. The popularity and use of nutritional supplements are growing rapidly as more and more people strive to maintain healthy lifestyles. Other products that are included in the Synergie line are a special treatment table for practitioners and special treatment bodysuits. The bodysuit, made of a thin nylon spandex material, is purchased by each client that receives Synergie treatments, thus providing an ongoing demand for accessory sales after the initial sale of the Synergie AMS device.

    As a result of the new Synergie product line, Dynatronics has been introduced to several new aesthetic medicine disciplines which are expected to lead to new ideas for future products and for sales of current products into new markets. More importantly, the Company expects the increase in sales and profitability from the Synergie product line to make fiscal 1999 a record year, in both sales and profitability.

    	As with any new product, there have been a few delays in the manufacturing process and unforseen challenges associated with the sales and marketing of the Synergie product line during the first quarter of fiscal 1999. As a result, earnings may not be as strong as originally expected in that quarter. Nevertheless, the Company remains optimistic that as production processes and sales methodologies smooth out over the first two quarters, the fiscal year will yield a strong increase in earnings, compared to 1998.

    	Providing additional impetus to the growth for the next fiscal year is the potential of opening more international markets. With the anticipated successful completion of ISO 9001 and CE Mark Certifications during fiscal year 1999, the European markets can be accessed for the first time in the history of the Company. The Company recognizes that some of these markets are slower to develop and must be approached with caution.
Yet the tremendous potential of the global marketplace makes the effort worthwhile.

	    Finally, a key component of the Company's long-term growth strategy is the pursuit of strategic acquisitions and business alliances. The growth of the past four years and the anticipation of profits from the Synergie product line have resulted in improved value of the Company's common stock. This stock can become a currency with which to make acquisitions. The Company utilizes very strict criteria in evaluating potential acquisitions and alliances. This criteria insures that the acquisition candidate is a proper fit. Acquisitions are viewed by the Company as a key component in maintaining long-term growth and achieving strategic marketing objectives.

    	The business strategies of the Company have yielded steady growth over the past four years. Greater growth is anticipated in fiscal year
1999 primarily due to the introduction of the new Synergie product line.
By pursuing its growth objectives, Dynatronics expects to become a leading supplier of physical medicine products and to maintain a strong growth rate into the future. Of course, the business of the Company is subject to risks such as those outlined elsewhere in this report, many of which are outside the Company's control. These and other risks may cause the actual operating results to vary from the Company's expectations.

Forward-Looking Statements

    When used in this Report on Form 10-KSB, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Report or to
reflect the occurrence of unanticipated events.   Risks and
circumstances that may cause actual results to vary from the Company's expectations include, among others, the following:

    Technological Obsolescence. The business of designing and manufacturing medical products is characterized by rapid technological change. Although the Company has obtained patents on certain aspects of its technology, there can be no assurance that the Company's competitors will not develop or manufacture products technologically superior to those of the Company.

    Extensive Government Regulation. The manufacture, packaging, labeling, advertising, promotion, distribution and sale of the Company's products are subject to regulation by numerous national and local governmental agencies in the United States and other countries. For a discussion of government regulations affecting the Company's business, please see "Regulatory Matters," above.

    Health Care Reform. Governments are continually reviewing and considering expansive legislation that may lead to significant reforms in health care delivery systems. The pressure for reform stems largely from the rising cost of health care in recent years. The Company cannot predict whether or when new or proposed legislation will be enacted and there can be no assurance that such legislation, when enacted, will not impose additional restrictions on part or all of the Company's business or its intended business, which might adversely affect such business.

    Product Liability. Manufacturers and distributors of products used in the medical device and nutritional supplements industries are from time to time subject to lawsuits alleging product liability, negligence or related theories of recovery, which have become an increasingly frequent risk of doing business in these industries. Although from time to time lawsuits may arise or claims asserted based on product liability or other legal theories against the Company, all such actions have been insured against. Such claims and losses, and the expense of defending against such claims, would be costly and could have a material adverse effect on the Company's results of operations. Although the Company presently maintains product liability insurance coverage which it deems adequate based on historical experience, there can be no assurance that such coverage will be available for such risks in the future or that, if available, it would prove sufficient to cover potential claims or that the present amount of insurance can be maintained in force at an acceptable cost. Furthermore, the assertion of such claims, regardless of their merit or eventual outcome, also may have a material adverse effect on the Company, its business reputation and its operations.

    Ability to Sustain and Manage Growth. The Company has experienced significant growth in the last several years. To effectively manage the challenges resulting from growth, the Company may be required to hire additional management and operations personnel and make additional expenditures to improve and to expand its operational, financial, information and management systems and its production capacity, which may significantly increase its future operating expenses. No assurance can be given that the Company's business will grow in the future or that the Company will be able to effectively manage such growth. Any failure by the Company to appropriately manage its growth could have a material adverse effect on the Company's business, financial condition and results of operations.

    Risks Associated with Manufacturing. The Company's results of operations are dependent upon the continued operation of its manufacturing facilities in Utah, Tennessee and South Carolina. The operation of a manufacturing facility involves many risks, including power failures, the breakdown, failure or substandard performance of equipment, failure to perform by key suppliers, the improper installation or operation of equipment, natural or other disasters and the need to comply with the requirements or directives of government agencies, including the FDA. There can be no assurance that the occurrence of these or any other operational problems at the Company's facility would not have a material adverse effect on the Company's business, financial condition and results of operations.

    Reliance on Information Technology. The Company's success is dependent in large part on the accuracy, reliability and proper use of sophisticated and dependable information processing systems and management information technology. The Company's information technology systems are designed and selected in order to facilitate order entry and customer billing, maintain records, accurately track purchases, accounts receivable and accounts payable, manage accounting, finance and manufacturing operations, generate reports and provide customer service and technical support. Any interruption in these systems could have a material adverse effect on the Company's business, financial condition and results of operations.

    Competition. The business of the Company is highly competitive. Numerous manufacturers, distributors and retailers compete actively for consumers and customers. The Company competes directly with other entities that manufacture, market and distribute products in each of its product lines. Many of the Company's competitors are substantially larger than the Company and have greater financial resources and broader name recognition. The market is highly sensitive to the introduction of new products that may rapidly capture a significant share of the market. There can be no assurance that the Company will be able to compete in this intensely competitive environment.

    Dependence on Patents and Proprietary Rights. The Company has three patents and is currently in the process of filing another patent relating to its products. In addition, certain of the Company's trademarks have been registered in the United States and in other countries. There can be no assurance that the Company's patents will not be challenged or circumvented or will provide the Company with any competitive advantages or that any patents will issue from pending patent applications. The Company also relies upon copyright protection for its proprietary software and other property. There can be no assurance that any copyright obtained will not be circumvented or challenged. The Company also relies on trade secrets that it seeks to protect, in part, through confidentiality agreements with employees and other parties. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. The Company may become involved from time to time in litigation to determine the enforceability, scope and validity of proprietary rights. Any such litigation could result in substantial cost to the Company and divert the efforts of its management and technical personnel.

    Limited Availability of Conclusive Clinical Studies.  The
Company's products include nutritional supplements that are made from vitamins, minerals, herbs and other substances for which there is a long
history of human consumption.   Although the Company believes all of its
products to be safe when taken as directed, there is little long-term experience with human consumption of certain of these product ingredients or combinations of ingredients in concentrated form. The Company relies primarily on the research of consultants and others for the formulation and manufacture of its products. Some of these consultants and suppliers may have performed or sponsored only limited clinical studies relating to these products. Furthermore, because these products are or will be highly dependent on consumers' perception of the efficacy, safety and quality of the supplement products, as well as similar products distributed by other companies, the Company could be adversely affected in the event such products should prove or be asserted to be ineffective or harmful to consumers or in the event of adverse publicity associated with illness or other adverse effects resulting from consumers' use or misuse of the Company's products or similar products.

    Foreign Duties and Import Restrictions. Some of the Company's products are exported to the countries in which they ultimately are sold. The countries in which the Company operates may impose various legal restrictions on imports, impose duties of varying amounts, or enact regulatory requirements, adverse to the Company's products. There can be no assurances that changes in legal restrictions, increased duties or taxes, or stricter health and safety requirements would not have a material adverse effect in the Company's ability to market its products in a given country.

    Effect of Exchange Rate Fluctuations.   Exchange rate fluctuations
may have a significant effect on the Company's sales and gross margins in a given foreign country. If exchange rates fluctuate dramatically, it may become uneconomical for the Company to establish or continue activities in certain countries. Differences in the exchange rates may also create a marketing advantage for foreign competitors, making the purchase price of their products lower than prices originally denominated in U.S. dollars. As the Company's business expands outside the United States, an increasing share of its revenues and expenses will be transacted in currencies other than the U.S. dollar. Accounting practices require that the Company's non-U.S. sales and selling, general and administrative expenses be converted to U.S. dollars for reporting purposes. Consequently, the reported earnings of the Company in future periods may be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar.

    Year 2000 Risks. Please refer to the discussion entitled "Year 2000 Issues" in "Management Discussion and Analysis or Plan of
Operation."

    Volatility of Stock Price. The trading price of the Common Stock has been and is likely to continue to be subject to wide fluctuations in response to the quarter-to-quarter variations in the Company's operating results, material announcements by the Company or its competitors, governmental regulatory action or other events or factors, many of which are beyond the Company's control. The Company's operating results in future quarters may be below the expectations of securities analysts and investors. In such event, the price of the Common Stock would likely
decline, perhaps substantially.    Moreover, the Company's Common Stock
may be even more prone to volatility than the securities of other businesses in similar industries in light of the relatively small number of shares of Common Stock not held by affiliates. Given such a relatively small "public float," there can be no assurance that the prevailing market price of Common Stock will not be artificially inflated or deflated by trading even of relatively small amounts of Common Stock.

Year 2000 Issues

    Many existing computer programs use only two digits to identify a year in the date field and were designed, developed and modified without considering the impact of the upcoming change in the century. If not corrected, such computer applications could fail or create erroneous results by or after the Year 2000 by erroneously identifying the year "00" as 1900, rather than 2000. The Company is in the process of insuring that all of its internal computer systems are Year 2000 compliant. The Company has selected a team of employees to assess the readiness of the Company for meeting the Year 2000 problem. As a result of the assessment efforts of this team to date, the Company has identified one product component requiring modification and has engaged the services of a consultant to make this product Year 2000 compliant. It is expected that the assessment and remediation, if any, of Year 2000 issues affecting the Company's internal systems or products, including any issues involving embedded technology, will be completed by June 30, 1999.

    Independent of those efforts, the Company determined in fiscal year 1998 that certain efficiencies could be achieved by the purchase and installation of an upgrade to the Company's integrated enterprise resource planning ("ERP") system. The upgraded ERP system will replace all of the Company's existing resource planning systems and will be Year 2000 compliant. Therefore, the Company does not expect any material Year 2000 compliance issues to arise related to its primary internal business information systems.

    With respect to third-party providers whose services are critical to the Company, the Company intends to monitor the efforts of such providers as they become Year 2000 compliant. The Company is presently not aware of any Year 2000 issues that have been encountered by any such third party which could materially affect the Company's operations. Notwithstanding the foregoing, there can be no assurance that the Company will not experience operational difficulties as a result of Year 2000 issues, either arising out of internal operations or caused by third-party service providers, which individually or collectively could have a material adverse effect on the Company's business, financial condition or results of operations.

Recent Accounting Pronouncements

    In September 1997, the Financial Accounting Standards Board
("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS
130). SFAS 130 requires entities presenting a complete set of financial statements to include details of comprehensive income that arise in the reporting period. Comprehensive income consists of net earnings or loss for the current period and other comprehensive income, which consists of revenue, expenses, gains and losses that bypass the statement of earnings and are reported directly in a separate component of equity. Other comprehensive income includes, for example, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investment securities.

    SFAS 130 requires that components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS is effective for fiscal years beginning after December 15, 1997 and requires restatement of prior period financial statements presented for comparative purposes. Adoption of SFAS 130 is not required for reporting on interim periods prior to the close of the fiscal year beginning after December 15, 1997. The Company will adopt SFAS 130 commencing with the year ending June 30, 1999.

    During January 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" ("SOP 98-5). SOP 98-5 becomes effective for all fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-5 in its fiscal year beginning July 1, 1999. Because the current amortization periods of the product development costs and start-up costs averaging 12 months, the Company does not expect the adoption of SOP 98-5 to have a material impact on the Company's financial statements.

Item 7. Financial Statements

   	The Financial Statements of the Company required by this Item are attached as a separate section of this report and are listed in Part IV, Item 13 of this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    	During the Company's two most recent fiscal years and the subsequent interim period, there have been no disagreements on financial disclosures or accounting matters and no resignation by or dismissal of the independent public accountants engaged by the Company.


                               PART III

Item 9. Directors and Executive Officers of the Company; Compliance With
Section 16(a) of the Exchange Act

    	The directors and executive officers of the Company at September 16, 1998 are:

        				       	            Director
				          	                or Officer            Position
Name				                 Age		    Since	             with Company

Kelvyn H. Cullimore		    63	     	1983	       Chairman of the Board

Kelvyn H. Cullimore, Jr.	42	     	1983 	      President, CEO and Director

Larry K. Beardall	      	42	     	1986	       Executive Vice President
                                       							of Sales and Marketing and
                                              Director

E. Keith Hansen, M.D.	  	53	     	1983	       Director

V. LeRoy Hansen		        60	    	 1987       	Director

Joseph H. Barton		       70		     1996	       Director

Howard L. Edwards		      67	     	1997       	Director

John S. Ramey         			47	     	1992	       Sr. Vice President of Operations

John L. Hales		         	54     		1996       	Chief Financial Officer/Treasurer

    	Kelvyn H. Cullimore is the father of Kelvyn H. Cullimore, Jr. LeRoy Hansen and Keith Hansen are cousins.

    	Directors of the Company hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and duly qualified. In the event of the resignation of a Board Member, the Board of Directors may elect an individual to fill the remainder of the term. Executive officers are elected by the Board of Directors of the Company at the first meeting after each annual meeting of shareholders and hold office until their successors are elected and duly qualified. The Company has an audit committee and a compensation committee composed of the outside directors of the board. The compensation committee reviews and approves compensation matters for executive officers of the Company.

   	Kelvyn H. Cullimore has served as Chairman of the Board of the Company since its incorporation in April, 1983. From 1983 until 1992, Mr. Cullimore served as President of the Company. Mr. Cullimore received a B.S. degree in Marketing from Brigham Young University in 1957, and following graduation, worked for a number of years as a partner in a family-owned home furnishings business in Oklahoma City, Oklahoma. Mr. Cullimore has participated in the organization and management of various enterprises, becoming the president or general partner in several business entities, including real estate, motion picture, and equipment partnerships. From 1979 until 1992, Mr. Cullimore served as Chairman of the Board of American Consolidated Industries
(ACI), the former parent company of Dynatronics. Since 1986, Mr. Cullimore has served as President of ITEC Attractions and from 1986 to 1997, he served as ITEC's Chairman, President and CEO. Presently, Mr. Cullimore serves as President/CEO of ITEC.

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

	       Section 16 (a) Beneficial Ownership Reporting Compliance

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

   	Based solely on review of the copies of such forms furnished to the Company during and with respect to the year ended June 30, 1998, the Company believes that during its 1998 fiscal year all Section 16(a) filings applicable to its officers, directors and greater than ten-percent beneficial owners were filed.

Item 10. Executive Compensation. The Company hereby incorporates by reference into and makes a part of this Report the information and disclosure set forth under Item 8 of Schedule 14A, "Compensation of Directors and Executive Officers," contained in the Company's definitive proxy statement for 1998, to be sent to shareholders of the Company subsequent to the filing of this Report on Form 10-KSB.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management. The Company hereby incorporates by reference into and makes a part of this Report the information and disclosure set forth under
Item 6 of Schedule 14A, "Voting Securities and Principal Holders

Thereof," contained in the Company's definitive proxy statement for 1998, to be sent to shareholders of the Company subsequent to the filing of this Report on Form 10-KSB.

Item 12.  Certain Relationships and Related Transactions

    	In April 1998, the Company concluded its services agreement with ITEC Attractions and no longer provides administrative services to ITEC which included secretarial, administrative, and accounting functions. During fiscal 1997 and 1998 the Company charged ITEC $72,000 and $61,500 respectively for services provided by the Company. In fiscal 1997, the Company received approximately $89,000 pursuant to ITEC's Plan of Reorganization payout to creditors. The Company retains a nominal (approximately 3%) ownership in ITEC. The Company's Chairman, Kelvyn H. Cullimore, is also the President and CEO of ITEC. The Company's President and CEO, Kelvyn H. Cullimore, Jr., is also a director of ITEC.

Item 13.	Exhibits and Reports on Form 8-K

	(a)	Exhibits and documents required by Item 601 of Regulation S-B:

	1.	Financial Statements (included in Part II, Item 8):

		  Independent Auditors' Report	                      F-1

  		Balance Sheet at June 30, 1998	                    F-2

  		Statements of Income for years ended
		  June 30, 1998 and 1997	                            F-3

  		Statements of Stockholders'
		  Equity for years ended June 30, 1998
  		and 1997	                                          F-4

  		Statements of Cash Flows for
		  years ended June 30, 1998 and 1997 	               F-5

  		Notes to Financial Statements	                     F-7

  		Exhibits:

	  	 Reg. S-B
 	 	Exhibit No.            Description

		     	3	          Articles of Incorporation and Bylaws of Dynatronics
                    Laser Corporation. Incorporated by reference to a
                    Registration Statement on Form S-1 (No. 2-85045) filed
                    with the Securities and Exchange Commission and
                    effective November 2, 1984, as amended by Articles of
                    Amendment dated November 18, 1993.

     			4	          Form of certificate representing Dynatronics Laser
                    Corporation common shares, no par value.  Incorporated
                    by reference to a Registration Statement on Form S-1
                    (No. 2-85045) filed with the Securities and Exchange
                    Commission and effective November 2, 1984.

     	 10.1         Employment contract with Kelvyn H. Cullimore, Jr.

      	10.2         Employment contract with Larry K. Beardall

(b) Reports on Form 8-K: No report on Form 8-K has been filed by the Company during the last quarter of the period covered by this report.

                                SIGNATURES

   	In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DYNATRONICS CORPORATION



                              By    /s/ Kelvyn H. Cullimore, Jr.
					                            ----------------------------------
                                 Kelvyn H. Cullimore, Jr.
					                            Chief Executive Officer and President

Date:  September 23, 1998

   	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Kelvyn H. Cullimore       	Chairman of the Board           9/23    , 1998
---------------------------                                  ----------
Kelvyn H. Cullimore


/s/ Kelvyn H. Cullimore, Jr.	  Director, President, CEO        9/23    , 1998
---------------------------    (Principal Executive Officer) ----------
Kelvyn H. Cullimore, Jr.


/s/ John L. Hales	             Chief Financial Officer	        9/23    , 1998
---------------------------    (Principal Financial and      ----------
John L. Hales                  Accounting Officer)


/s/ Larry K. Beardall         	Director, Executive             9/23    , 1998
---------------------------    Vice President                ----------
Larry K. Beardall


/s/ E. Keith Hansen, M.D.	     Director                  	     9/23    , 1998
---------------------------                                  ----------
E.  Keith Hansen, M.D.


/s/ V. LeRoy Hansen	           Director                   	    9/23    , 1998
---------------------------                                  ----------
V.  LeRoy Hansen


/s/ Joseph H. Barton          	Director                        9/23    , 1998
---------------------------                                  ----------
Joseph H. Barton


                 			          	Director                        9/23    , 1998
---------------------------                                  ----------
Howard L. Edwards

                            DYNATRONICS CORPORATION


                              Financial Statements

                             June 30, 1998 and 1997


                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report



The Board of Directors
Dynatronics Corporation:


We have audited the accompanying balance sheet of Dynatronics Corporation as of June 30, 1998 and the related statements of income, stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynatronics Corporation as of June 30, 1998, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 1998, in conformity with generally accepted accounting principles.


                                                  KPMG Peat Marwick LLP
Salt Lake City, Utah
August 14, 1998



                             DYNATRONICS CORPORATION

                                  Balance Sheet

                                  June 30, 1998



                                               Assets

  Current assets:
      Cash and cash equivalents                                                                       $      748,099
      Trade accounts receivable, less allowance for doubtful accounts of $90,238 (note 5)                  2,215,974
      Related party and other receivables (note 9)                                                            28,204
      Inventories (notes 2 and 5)                                                                          2,723,150
      Prepaid expenses                                                                                       240,127
      Deferred tax asset - current (note 10)                                                                 119,614
                                                                                                        ------------

                    Total current assets                                                                   6,075,168

  Property and equipment, net (notes 3 and 6)                                                              3,583,841

  Excess of cost over fair value of net assets acquired, net of accumulated amortization of
     $311,722                                                                                              1,152,452
  Deferred tax asset - noncurrent (note 10)                                                                  180,410
  Other assets                                                                                               650,077
                                                                                                        ============

                                                                                                      $   11,641,948
                                                                                                        ============
                                Liabilities and Stockholders' Equity

  Current liabilities:
      Current installments of long-term debt (note 6)                                                 $      268,180
      Line of credit (note 5)                                                                              1,115,641
      Accounts payable                                                                                       501,328
      Accrued expenses (note 8)                                                                              687,242
                                                                                                        ------------
                    Total current liabilities                                                              2,572,391

      Long-term debt, excluding current installments (note 6)                                              2,844,903
      Deferred compensation (note 14)                                                                        531,114
                                                                                                        ------------
                    Total liabilities                                                                      5,948,408

  Stockholders' equity:
      Common stock, no par value.  Authorized 50,000,000 shares; issued and outstanding
         8,447,343 shares                                                                                  2,000,217
      Retained earnings                                                                                    3,693,323
                                                                                                        ------------
                    Total stockholders' equity                                                             5,693,540

  Commitments and contingencies (notes 7 and 14)                                                                   -
                                                                                                        ------------

                                                                                                      $   11,641,948
                                                                                                        ============


See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION

                              Statements of Income

                       Years ended June 30, 1998 and 1997



                                                                                               1998            1997
                                                                                          -------------   -------------

Net sales                                                                                $  12,283,064      10,160,467
Cost of sales                                                                                7,083,234       5,841,787
                                                                                          -------------   -------------

           Gross profit                                                                      5,199,830       4,318,680

Selling, general, and administrative expenses                                                3,542,531       2,989,431
Research and development expense                                                               574,822         653,413
                                                                                          -------------   -------------

           Operating income                                                                  1,082,477         675,836

Other income (expense):
    Interest income                                                                                825           8,743
    Interest expense                                                                          (238,191)       (187,613)
    Other income, net (notes 3, 4, and 9)                                                       75,984         443,026
                                                                                          -------------   -------------
           Total other income (expense), net                                                  (161,382)        264,156
                                                                                          -------------   -------------
           Income before income taxes                                                          921,095         939,992

Income tax expense (note 10)                                                                   256,307         327,453
                                                                                          -------------   -------------


           Net income                                                                    $     664,788         612,539
                                                                                          =============   =============


           Basic net income per share                                                    $        0.08            0.07
                                                                                          =============   =============


           Diluted net income per share                                                  $        0.07            0.07
                                                                                          =============   =============

Weighted  average  number of common  shares  and  potential  common
   stock outstanding                                                                         8,432,462       8,425,027



See accompanying notes to financial statements.


                             DYNATRONICS CORPORATION

                       Statements of Stockholders' Equity

                       Years ended June 30, 1998 and 1997



                                                                                                          Total
                                                                                                       stock-holders'
                                                                             Common       Retained        equity
                                                                             stock        earnings
                                                                         ------------   ------------   ------------

  Balances at June 30, 1996                                             $  1,981,204       2,415,996      4,397,200

  Issuance of 3,100 shares of common stock upon
     exercise of employee stock options (note 12)                              2,713               -          2,713

  Income tax benefit from disqualifying disposition of
     employee stock options                                                      109               -            109

  Net income                                                                       -         612,539        612,539
                                                                         ------------   ------------   ------------

  Balances at June 30, 1997                                                1,984,026       3,028,535      5,012,561

  Issuance of 19,496 shares of common stock upon
     exercise of employee stock options (note 12)                             14,279               -         14,279

  Income tax benefit from disqualifying disposition of
     employee stock options                                                    1,912               -          1,912

  Net income                                                                       -         664,788        664,788
                                                                         ============   ============   ============

  Balances at June 30, 1998                                             $  2,000,217       3,693,323      5,693,540
                                                                         ============   ============   ============



See accompanying notes to financial statements.


                             DYNATRONICS CORPORATION

                            Statements of Cash Flows

                       Years ended June 30, 1998 and 1997

                                                                                                1998         1997
                                                                                            -----------   -----------

Cash flows from operating activities:
    Net income                                                                           $     664,788       612,539
    Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
       Depreciation and amortization of property and equipment                                 195,518       182,757
       Other amortization                                                                       97,707        91,873
       Gain on disposal of assets                                                                    -       270,580
       Provision for doubtful accounts                                                          16,800        16,800
       Provision for inventory obsolescence                                                    114,000       108,000
       Provision for warranty reserve                                                          163,306       125,265
       Deferred compensation                                                                    84,084        80,184
       Changes in operating assets and liabilities:
           Receivables                                                                          (4,224)     (776,740)
           Inventories                                                                        (656,890)     (670,425)
           Prepaid expenses and other assets                                                  (347,106)      (96,625)
           Deferred tax assets                                                                 (38,358)       59,591
           Income taxes payable                                                                (99,250)      231,632
           Accounts payable and accrued expenses                                              (231,482)      429,922
                                                                                            -----------   -----------

                  Net cash provided by (used in) operating activities                          (41,107)      665,353
                                                                                            -----------   -----------

Cash flows from investing activities - capital expenditures                                   (135,286)     (406,658)
                                                                                            -----------   -----------

Cash flows from financing activities:
    Principal payments under capital lease obligations                                          (4,968)      (17,703)
    Principal payments on long-term debt                                                      (174,547)     (400,561)
    Net change in line of credit                                                               545,113       284,617
    Proceeds from issuance of common stock                                                      14,279         2,713
                                                                                            -----------   -----------

           Net cash provided by (used in) financing activities                                 379,877      (130,934)
                                                                                            -----------   -----------


Net increase in cash and cash equivalents                                                      203,484       127,761

Cash and cash equivalents at beginning of year                                                 544,615       416,854
                                                                                            -----------   -----------
Cash and cash equivalents at end of year                                                 $     748,099       544,615
                                                                                            ===========   ===========

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for interest, net of amounts capitalized                     $      229,552       187,613
Cash paid during the year for income taxes                                                      387,700       153,400

Supplemental Disclosures of Noncash Investing and Financing Activities

Long-term debt incurred for fixed assets                                                 $    1,038,146        16,785
Income tax benefit from nonemployee exercise of stock options                                     1,912           109


See accompanying notes to financial statements.


                             DYNATRONICS CORPORATION

                          Notes to Financial Statements

                             June 30, 1998 and 1997



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

       (b)  Cash Equivalents

            Cash equivalents include all cash and investments with original maturities to the Company of three months or less. Cash equivalents consist of money market funds of $352,547 at June 30, 1998. At June 30, 1998, the book value of cash equivalents approximates fair value.

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

       (e)  Excess of Cost Over Fair Value of Net Assets Acquired

            The excess of cost over fair value of net assets acquired is being amortized on the straight-line method over 15 and 30 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of this asset will be impacted if estimated future operating cash flows are not achieved.

       (f)  Revenue Recognition

            Sales revenues are generally recorded at the time products are shipped to the customer.

                             DYNATRONICS CORPORATION

                          Notes to Financial Statements


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

       (j)  Net Income Per Share

            Per share amounts are computed by dividing net income or loss by the weighted average number of common shares outstanding and potential common stock outstanding (if dilutive).

       (k)  Use of Estimates

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

       (m)  Earnings Per Share

            In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). SFAS 128 establishes a different method of computing earnings per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, the Company is required to present both basic earnings per share and diluted earnings per share.

                             DYNATRONICS CORPORATION

                          Notes to Financial Statements


       (m)  Earnings Per Share (continued)

            The Company adopted SFAS 128 in the quarter ended December 31, 1997. Accordingly, all historical earnings per share data presented has been restated to conform to the provisions of SFAS 128.


(2)    Inventories

       Inventories consist of the following:

       Raw materials                                         $ 2,132,310
       Finished goods                                            667,000
       Inventory reserve                                         (76,160)
                                                             -----------

                                                             $ 2,723,150
                                                             ===========


(3)    Property and Equipment

       Property and equipment consist of the following:

       Land                                                    $  354,744
       Buildings                                                2,783,679
       Leasehold improvements                                      15,312
       Machinery and equipment                                  1,310,401
       Office equipment                                           214,207
       Vehicles                                                    24,754
                                                               ----------
                                                                4,703,097
       Less accumulated depreciation and amortization           1,119,256
                                                               ----------
                                                               $3,583,841
                                                               ==========

       On March 25, 1997, the Company sold 2.25 acres of land adjacent to its Utah manufacturing and office facility as part of a like-kind tax-free exchange of property under Internal Revenue Code Section 1031. Proceeds from the land sale were used to acquire 3.4 acres of land and two 11,000 square foot buildings which currently house part of the Company's Tennessee manufacturing and distribution operations. Additionally, proceeds were used to reduce long-term debt, pay expenses related to the sale, and to provide additional working capital for the Company. The Company has expanded its Tennessee operations on a portion of the vacant land acquired in the transaction with land remaining for further expansion.

                             DYNATRONICS CORPORATION

                          Notes to Financial Statements

(3)    Property and Equipment (continued)

       A summary of the use of the proceeds from this transaction is as follows:

       Sale price                                            $ 1,000,000
       Commissions                                               (60,000)
       Reduction of long-term debt                              (239,000)
       Purchase of Tennessee property                           (575,000)
       Property taxes, title, and miscellaneous expense           (8,060)
                                                             ===========
                  Cash proceeds to Company
                                                             $   117,940
                                                             ===========

       A gain of approximately $260,000 resulting from this transaction is included in other income, net in the fiscal 1997 statement of operations.


(4)    Investment

       Included in "other income, net" in the fiscal 1997 statement of operations is $89,768 received as bankruptcy settlement for $720,103 which had been paid and written off in 1996 related to the Company's investment in International Tourist Entertainment Corporation (ITEC). The Company currently holds three percent of ITEC and carries the investment at $-0-.


(5)    Line of Credit

       The Company has available with a commercial bank a revolving line of credit agreement totaling $2.5 million at June 30, 1998, secured by accounts receivable and inventories. The line requires the monthly payment of interest on outstanding balances at prime plus one-half percent (9.0 percent at June 30, 1998). The line expires on November 30, 1998.


(6)    Long-term Debt

       Long-term debt consists of the following:

         7.64% promissory note secured by a trust deed on real property, payable in monthly installments of $12,155 through November 1998 then adjusted through November
            2003                                                                               $    782,676

         6.21% promissory note secured by a trust deed on real property, maturing November
            2013, payable in decreasing installments beginning at
            $7,545 monthly                                                                          839,797

         7%  promissory  note  secured  by  fixed  assets,  payable  in  monthly installments of $6,386 through April 1999, then a balloon payment
             of $427,012                                                                            457,375

         9.9% promissory note secured by a vehicle, payable in monthly installments of $534
            through April 2000                                                                       10,777


                             DYNATRONICS CORPORATION

                          Notes to Financial Statements


(6)    Long-term Debt (continued)

         8.65% promissory note secured by a trust deed on real property, payable in monthly
            installments of $7,182 through January 2012                                          $    688,145

         9.06% promissory note secured by fixed assets, payable in monthly installments of
            $483 through April 2001                                                                    14,394

         9.07% promissory note secured by fixed assets payable in monthly installments of
            $1,342 through April 2003                                                                  62,623

         9.07% promissory note secured by fixed assets payable in monthly installments of
            $1,026 through April 2003                                                                  47,862

         9.07% promissory note secured by fixed assets payable in monthly installments of
            $2,502 through July 2003                                                                  116,753

         8.96% promissory note secured by fixed assets payable in monthly installments of
            $938 through July 2001                                                                     29,448

         8.96% promissory note secured by fixed assets payable in monthly installments of
            $853 through July 2003                                                                     41,000

         8.96% promissory note secured by fixed assets payable in monthly installments of
            $245 through July 2003                                                                     11,753

         8.96% promissory note secured by fixed assets payable in monthly installments of
            $218 through July 2003                                                                     10,480
                                                                                                  -----------

                    Total long-term debt                                                            3,113,083

         Less current installments                                                                    268,180
                                                                                                  -----------

                    Long-term debt, excluding current installments                               $  2,844,903
                                                                                                  ===========

       The aggregate maturities of long-term debt for each of the years subsequent to June 30, 1998 are as follow: 1999, $268,180; 2000, $290,590; 2001, $307,592; 2002, $316,683; and thereafter $1,930,038.

                             DYNATRONICS CORPORATION

                          Notes to Financial Statements


(7)    Leases

       The Company leases equipment and vehicles under noncancelable operating lease agreements. Rent expense for the years ended June 30, 1998 and 1997, was $41,746 and $20,659, respectively. A schedule of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 1998, appears in the table below.

          Years ending June 30:
              1999                                 $    31,504
              2000                                      24,559
              2001                                       9,600
              2002                                       9,600
              2003                                       4,800
                                                   -----------

              Total minimum lease payments         $    80,063
                                                   ===========


(8)    Accrued Expenses

       Accrued expenses consist of the following at June 30, 1998:

       Warranty reserve                                          $ 64,000
       Bonuses payable                                             82,964
       Commissions payable                                         63,516
       Dealer costs and incentives                                 43,034
       Payroll related accruals                                   208,694
       Real property tax accrual                                    5,750
       Professional fees accrued                                    8,835
       Other                                                      210,449
                                                                 --------
                                                                 $687,242
                                                                 ========


(9)    Related Party Transactions

       The Company had a services agreement to provide certain administrative and accounting services for ITEC. Estimated costs for services are prorated based upon personnel time, facilities, and services used. Management believes the method used to allocate the costs of services provided is reasonable. Such charges resulted in other income to the Company of $61,500 and $72,000 in 1998 and 1997, respectively.
       The agreement ended May 1998.

                             DYNATRONICS CORPORATION

                          Notes to Financial Statements


(10)   Income Taxes


       Income tax expense for the years ended June 30 consists of:
                                                                                         Stock
                                                                                        option
                                                            Current      Deferred       benefit        Total
                                                           ----------   -----------   -----------   -----------
            1998:
                U.S. federal                               $  242,367     (29,192)         1,656       214,831
                State and local                                50,386      (9,166)           256        41,476
                                                           ----------   -----------   -----------   -----------

                                                           $  292,753     (38,358)         1,912       256,307
                                                           ==========   ===========   ===========   ===========
            1997:
                U.S. federal                               $  215,057      64,464             94       279,615
                State and local                                52,696      (4,873)            15        47,838
                                                           ----------   -----------   -----------   -----------
                                                           $  267,753      59,591            109       327,453
                                                           ==========   ===========   ===========   ===========

       Actual income tax expense differs from the "expected" tax expense (computed by applying the U.S. federal corporate income tax rate of 34 percent to income or loss before income taxes) as follows:

                                                                                         1998         1997
                                                                                     -----------   ----------
            Expected tax expense (benefit)                                           $ 313,172       319,598
            State taxes, net of federal tax benefit                                     27,374        31,583
            Amortization of goodwill not deductible                                      2,985         2,985
            Research and development credits                                           (22,942)      (20,509)
            Reduction in valuation allowance                                           (37,300)            -
            Other, net                                                                 (26,982)       (6,204)
                                                                                     -----------   ----------
                                                                                     $ 256,307       327,453
                                                                                     ===========   ==========

       Deferred income tax assets related to the tax effects of temporary differences are as follows:

            Net deferred tax asset - current:
                Inventory capitalization for income tax purposes                     $   29,946
                Obsolete inventory reserve                                               28,408
                Vacation reserve                                                          3,730
                Warranty reserve                                                         23,872
                Bad debt reserve                                                         33,658
                                                                                     ------------

                       Total deferred tax asset - current                            $  119,614
                                                                                     ============

            Net deferred tax asset - noncurrent:
                Salary continuation agreements                                       $  198,106
                Net operating loss carryforwards                                        107,545
                Property and equipment, principally due to
                  differences in depreciation                                          (129,950)
                Noncompete and goodwill amortization                                      4,709
                                                                                     ------------

                       Total deferred tax asset - noncurrent                         $  180,410
                                                                                     ============

                             DYNATRONICS CORPORATION

                          Notes to Financial Statements


(10)   Income Taxes (continued)

       The valuation allowance for deferred tax assets as of July 1, 1997, was $100,000 and was reduced to $-0- as of June 30, 1998. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the gross deferred tax assets, the Company will need to generate future taxable income of approximately $1,153,000 in increments sufficient to recognize net operating loss carryforwards prior to expiration as described below. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

       The Company benefits from the tax net operating loss (NOL) carryovers acquired in the November 1992 merger with ACI, the former parent of the Company. There is an annual limitation of $88,356 on the use of the NOL carryovers. Amounts and expiration dates of carryforwards are as follows:

       Expiration                                                  Amount
       -------------------------------------------               --------
       2002                                                      $221,961
       2004                                                        63,383
       2005                                                         1,899
       2006                                                            60
       2007                                                        29,007
                                                                 --------
                                                                 $316,310
                                                                 ========


(11)   Major Customers

       During the fiscal years ended June 30, 1998 and 1997, sales to any single customer did not exceed ten percent of total revenues.

                             DYNATRONICS CORPORATION

                          Notes to Financial Statements


(12)   Common Stock

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

       Summary of activity follows:

                                                                     1998                          1997
                                                          ---------------------------   --------------------------
                                                                           Weighted                     Weighted
                                                                           average                       average
                                                             Number        exercise        Number       exercise
                                                           of shares        price        of shares        price
                                                          ------------   ------------   ------------   -----------

               Options outstanding at beginning
                  of year                                     532,321   $     .91           525,641   $     .95
               Options granted                                404,037        1.00           256,206        1.04
               Options exercised                               19,496         .73             3,100        .875
               Options canceled or expired                     30,030        1.02           246,426        1.00
                                                          ============                  ============

               Options outstanding at end of year             886,832         .95           532,321        .94
                                                          ============                  ============

               Options exercisable at end of year             391,855         .86           274,655        .91
                                                          ============                  ============

               Range of exercise prices at end of year                   .72-1.28                     .72-1.28

       Under the terms of the stock option plans, 20,072 shares of common stock were authorized and reserved for issuance, but were not granted at June 30, 1998.

       In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) which established financial accounting and reporting standards for stock-based compensation. The new standard defines a fair-value method of accounting for an employee stock option or similar equity instrument. This statement gives entities the choice between adopting the fair value method or continuing to use the intrinsic-value method under Accounting Principles Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair-value method had been adopted. The Company has opted for the latter approach. Accordingly, no compensation expense has been recognized for the stock option plans.

                             DYNATRONICS CORPORATION

                          Notes to Financial Statements

(12)   Common Stock (continued)

       Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1998 and 1997, consistent with the provisions of SFAS 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

                                                                                 June 30,
                                                                        --------------------------
                                                                            1998           1997
                                                                        ------------   -----------
            Net income -  as reported                                   $   664,788        612,539
            Net income -  pro forma                                         624,957        597,218
            Earnings per share - as reported                                    .08            .07
            Earning per share - pro forma                                       .08            .07

       The fair value of each  option  grant is  estimated  on the date of grant
       using  the   Black-Scholes   option  pricing  model  with  the  following
       assumptions:

                                                                                      June 30,
                                                                        ------------------------------------
                                                                              1998                1997
                                                                        ----------------   -----------------
            Expected dividend yield                                     $      0%                  0%
            Expected stock price volatility                                   90.4%              55.5%
            Risk-free interest rate                                           5.25%              6.39%
            Expected life of options                                     3.5 & 5.0 years    4.5 & 6.5 years

       The weighted average fair value of options granted during 1998 and 1997 are $.725 and $.393, respectively.


(13)   Employee Benefit Plan

       During 1991, the Company established a deferred savings plan which qualifies under Internal Revenue Code Section 401(k). The plan covers all employees of the Company who have at least six months of service and who are age 20 or older. For 1998 and 1997, the Company made matching contributions of 25 percent of the first $2,000 of each employee's contribution. The Company's contributions to the plan for 1998 and 1997 were $14,259 and $11,939, respectively. Company matching contributions for future years are at the discretion of the Board of Directors.

                             DYNATRONICS CORPORATION

                          Notes to Financial Statements

(14)   Salary Continuation Agreements

       The Company has Salary Continuation Agreements (the Agreements) with three key employees. The Agreements provide for a pre-retirement salary continuation income to the employee's designated beneficiary in the event that the employee dies before reaching age 65. This death benefit amount is the lesser of $75,000 per year or 50 percent of the employee's salary at the time of death, and continues until the employee would have reached age 65. The Agreements also provide the employee with a supplemental retirement benefit if the employee remains in the employment of the Company until age 65. Estimated amounts to be paid under the Agreements are being accrued over the period of the employees' active employment. As of June 30, 1998, the Company has accrued $531,114 of deferred compensation under the terms of the Agreements.







64