Form 10QSB
period 1998-09-30
DYNATRONICS CORP
filed 1998-11-16
CIK 720875

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998.

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act for the transition period from _________ to _________

Commission File Number:  0-12697


                           		Dynatronics Corporation
          ------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                Utah			                                  87-0398434
     -------------------------                     ---------------------
  (State or other jurisdiction of                  				(IRS Employer
   incorporation or organization)                			Identification No.)


              7030 Park Centre Drive, Salt Lake City, UT  84121
        --------------------------------------------------------------
          (Address of principal executive offices)     (Zip Code)


                  				          (801) 568-7000
                         -----------------------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             X   Yes           No
                           -----         -----


The number of shares outstanding of the issuer's common stock, no par value, as of November 9, 1998 is 8,672,314 shares.


Transitional Small Business Disclosure Format.
(Check One) :  Yes 	 	 No   X

                         DYNATRONICS CORPORATION

                            TABLE OF CONTENTS







PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements						                      	Page Number
                                                           -----------


Condensed Balance Sheet
   September 30, 1998	                                          1

Condensed Statements of Income
   Three  Months Ended September 30, 1998,
   and September 30, 1997	                                      2

Condensed Statements of Cash Flows
   Three Months Ended September 30, 1998,
   and September 30, 1997	                                      3

Notes to Condensed Financial Statements	                        4


Item 2.  Management's Discussion and Analysis
 Or Plan of Operation	                                          7


PART II.   OTHER INFORMATION	                                  13

[CAPTION]

                            DYNATRONICS CORPORATION
                            Condensed Balance Sheet
                                 (Unaudited)

                                                                             September 30
                                     ASSETS                                      1998
                                                                             ------------
Current assets:
   Cash and cash equivalents                                              $       400,173
   Trade accounts receivable, less allowance for doubtful
          accounts of $106,363                                                  3,818,300
   Related party and other receivables                                             38,740
   Inventories                                                                  4,236,034
   Prepaid expenses                                                               191,064
   Deferred tax asset-current                                                     119,614
                                                                          ---------------
          Total current assets                                                  8,803,925

Net property and equipment                                                      3,641,979
Excess of cost over book value, net of accumulated amortization
       of $334,776                                                              1,129,398
Deferred tax asset-noncurrent                                                     180,410
Other assets                                                                      573,756
                                                                          ---------------
                                                                          $    14,329,468
                                                                          ===============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt                                 $       268,180
   Line of credit                                                               2,007,793
   Accounts payable                                                             1,513,627
   Accrued expenses                                                               984,420
                                                                          ---------------
          Total current liabilities                                             4,774,020

Long-term debt, excluding current installments                                  2,782,156
Deferred compensation                                                             552,135
                                                                          ---------------
          Total long-term liabilities, excluding current installments           3,334,291
                                                                          ---------------
          Total  liabilities                                                    8,108,311

Stockholders' equity:
   Common stock, no par value.  Authorized 50,000,000
       shares; issued and outstanding 8,681,402 shares                          2,230,278
   Treasury stock, 35,584 shares                                                 (120,096)
   Retained earnings                                                            4,110,975
                                                                          ---------------
          Total stockholders' equity                                            6,221,157
                                                                          ---------------
                                                                          $    14,329,468
                                                                          ===============

See accompanying notes to condensed financial statements.

                              DYNATRONICS CORPORATION
                          Condensed Statements Of Income
                                    (Unaudited)

                                                           Three Months Ended
                                                               September 30
                                                           1998           1997
                                                       ------------   ------------
Net sales                                             $  4,911,225      3,027,779
Cost of sales                                            2,658,097      1,735,991
                                                      ------------    -----------

     Gross profit                                        2,253,128      1,291,788

Selling, general, and administrative expenses            1,319,304        843,016
Research and development expenses                          165,383        123,402
                                                      ------------    -----------

     Operating income                                      768,441        325,370


Other income (expense):
   Interest income                                           5,125             68
   Interest expense                                        (83,435)       (44,468)
   Other income, net                                         4,677         22,098
                                                      ------------    -----------

     Total other income (expense)                          (73,633)       (22,302)

     Income before income taxes                            694,808        303,068

Income tax expense                                         277,156        110,843
                                                      ------------    -----------


     Net income                                       $    417,652        192,225
                                                      ============    ===========

     Basic and diluted net income per common share    $       0.05           0.02
                                                      ------------    -----------


Weighted average basic and diluted common shares outstanding  (note 2)

     Basic                                              8,648,897      8,425,809

     Diluted                                            9,122,760      8,529,826




See accompanying notes to condensed financial statements.

                                 DYNATRONICS CORPORATION

                                 Statements of Cash Flows
                                       (Unaudited)
                                                                         Three Months Ended
                                                                            September 30
                                                                         1998          1997
                                                                      ----------    ----------
Cash flows from operating activities:
  Net income                                                        $     417,652      192,225
  Adjustments to reconcile net income to net cash used in
        operating activities:
   Depreciation and amortization of property and equipment                 61,365       41,779
   Other amortization                                                      23,054       17,319
   Provision for doubtful accounts                                          4,200        3,000
   Provision for inventory obsolescence                                    39,000       28,500
   Provision for warranty reserve                                          44,994       38,130
   Deferred compensation                                                   21,021       21,021
   Decrease (increase) in operating assets:
      Receivables                                                      (1,617,062)    (169,695)
      Inventories                                                      (1,551,884)     (42,304)
      Prepaid expenses and other assets                                   125,384      (26,483)
      Deferred tax assets                                                       0      (58,456)
   Increase (decrease) in operating liabilities:
      Trade accounts payable and accrued expenses                       1,016,201      (88,784)
      Income taxes payable                                                256,481       (2,401)
                                                                      -----------    ---------

           Net cash used in operating activities                       (1,159,594)     (46,149)
                                                                      -----------    ---------
Cash flows from investing activities:
Capital expenditures                                                     (119,503)     (46,314)
                                                                      -----------    ---------

           Net cash used in investing activities                         (119,503)     (46,314)
                                                                      -----------    ---------
Cash flows from financing activities:
  Principal payments under capital lease obligations                            0       (1,825)
  Principal payments on long-term debt                                    (62,747)     (37,817)
  Net change in line of credit                                            892,152     (257,911)
  Proceeds from sale of common stock                                      101,766            0
                                                                      -----------    ---------

           Net cash provided by (used in) financing activities            931,171     (297,553)
                                                                      -----------    ---------

Net decrease in cash and cash equivalents                                (347,926)    (390,016)

Cash and cash equivalents at beginning of period                          748,099      544,615
                                                                      -----------    ---------

Cash and cash equivalents at end of period                          $     400,173      154,599
                                                                      ===========    =========

Supplemental cash flow information
  Cash paid for interest (net of amounts capitalized)                      75,386       44,468
  Cash paid for income taxes                                               23,475      171,700
Supplemental Disclosure of Non-cash Investing and Financing Activities
  Treasury stock acquired in consideration for common stock issued
  as a result of a cashless stock option exercise.                        120,096            0

See accompanying notes to condensed financial statements.

                          DYNATRONICS CORPORATION
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                            September 30, 1998
                                (Unaudited)




NOTE 1.  PRESENTATION

The financial statements as of September 30, 1998 and for the three months then ended were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments to the financial statements have been made to present fairly the financial position and results of operations and cash flows. All adjustments were of a normal recurring nature. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements for the two years ended June 30, 1998. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10-KSB filing.



NOTE 2.  NET INCOME PER COMMON SHARE

   	The Company adopted Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings Per Share," effective January 1, 1998. SFAS 128 establishes a different method of computing the net income per common share than was previously required under the provisions of Accounting Principles Board Opinion No. 15. Net income per common share is computed based on the weighted-average number of common shares and, as appropriate, dilutive common stock equivalents outstanding during the period. Stock options are considered to be common stock equivalents.

Basic net income per common share is the amount of net income for the period available to each share of common stock outstanding during the reporting period. Diluted net income per common share is the amount of net income for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

In calculating net income per common share, the net income was the same for both the basic and diluted calculation. A reconciliation between the basic and diluted weighted-average number of common shares for the three months ended September 30, 1998 and 1997 is summarized as follows:


                                          	Three Months Ended
                                             	September 30,
                                          	1998	         1997
                                        ----------    ----------

Basic weighted average number
  of common shares outstanding
  during the period	                     8,648,897	    8,425,809

Weighted-average number of dilutive
  common stock options outstanding
  during the period	                       473,863	      104,019

Diluted weighted average number	         _________	    _________
  of common and common equivalent
  shares outstanding during the period	  9,122,760	    8,529,826
                                         =========     =========

Common stock equivalents of 3,661 outstanding during the three month period ended September 30, 1997 that could potentially dilute basic net income per share in the future were not included in the computation of diluted net income per share because to do so would have been antidilutive for the period.




NOTE 3.  COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standard No. 130 ("SFAS 130"), "Reporting Comprehensive Income," effective July 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. For the periods ending September 30, 1998 and 1997, comprehensive income was equal to the net income as presented in the accompanying condensed statements of income.

NOTE 4.  INVENTORIES

Inventories consisted of the following:
                                          						 September  30
                                        						        1998
                                                 -------------

	Raw Material	                                  $    3,008,258
	Finished Goods	                                     1,342,936
	Inventory Reserve	                                   (115,160)
                                                 -------------
                                              		$    4,236,034
                                                 =============




NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment were as follows:


                                          						  September 30
                                        						        1998
                                                  ------------

	Land					                                      $      354,744
	Buildings	                                  			     2,800,751
 Machinery and equipment		                           1,579,306
                                                  ------------
                                          						     4,734,801
	Less accumulated depreciation
	   and amortization	                         		     1,092,822
                                                  ------------

                                 					         $     3,641,979
                                                  ============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Condensed Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB.

Results of Operations

During the quarter ended September 30, 1998, the Company recorded record sales and net income. Sales for the quarter ended September 30, 1998 was $4,911,225, up 62 percent compared to $3,027,779 in the same period of the prior year. Net income for the reporting period increased 117 percent to $417,652 compared to $192,225 in the prior year period. These increases are attributed primarily to increased sales of medical supplies and soft goods and initial sales of the Company's new Synergie Lifestyle System product line which began shipping in July 1998.

The Synergie AMS device, which is part of the Synergie Lifestyle System, provides non-invasive massage treatments to skin and subcutaneous tissues in common problem areas where heredity, inactive lifestyle, or poor diet tend to create undesirable effects for women. As part of the Synergie Lifestyle System, the Company, with the assistance of knowledgeable consultants, developed and introduced a line of 19 nutritional supplements which are marketed through clinics offering Synergie AMS treatments, and by other professionals interested in quality nutritional supplements. Other components of the Synergie product line include treatment body suits, treatment tables, a photo station and other related accessories.

Total gross profit for the quarter ended September 30, 1998 increased 74 percent to $2,253,128 as compared to $1,291,788, in the prior year period. This increase is directly attributable to the increased sales of medical supplies and soft goods and sales of the new Synergie product line as mentioned above. Gross margins as a percentage of sales increased to 45.9 percent for the reporting quarter compared to 42.7 percent in the same quarter in the prior year. The increase in gross margins as a percentage of sales reflects the higher margins associated with the new Synergie product line.

Selling, general and administrative (SG&A) expenses for the three month period ended September 30, 1998, increased to $1,319,304, as compared to $843,016 in the same period last year. This increase is related primarily to increased sales, advertising and marketing expenses together with the additional staffing needs required to support the new Synergie product line.

Research and development (R&D) expenses in the three month period ended September 30, 1998 totaled $165,383, compared to $123,402 in the prior year period. The increase in R&D expenses for the reporting period was associated with development efforts on the new Synergie product line. The Company expects R&D expenses as a percentage of sales to continue at approximately the same level as prior periods through the remainder of fiscal year 1999.

Income before tax for the quarter ended September 30, 1998 increased 129 percent to $694,808 compared to $303,068 during the same period of the prior year. As a percentage of sales, pre-tax income increased from 10 percent for the prior year quarter to 14.1 percent in the current reporting quarter.

Income tax expense for the three month period ended September 30, 1998 was $277,156, as compared to $110,843, in the prior year period. The effective tax rate for the reporting quarter was 39.9 percent compared to
36.5 percent for the same quarter last year. The current period rate was impacted by the growth of the Company's inventories during the quarter and from the creation of tax reserves.

Net income for the first quarter of fiscal year 1999 increased 117 percent to $417,652 compared to $192,225 in the prior year period. Net income per share for the reporting quarter increased to $.05 compared to $.02 in the prior year period. Net income as a percentage of sales increased from 6.3 percent for the quarter ended September 30, 1997 to 8.5 percent for the current reporting quarter. The increase in sales volumes and higher gross margins associated with the Synergie product line together with lower SG&A and R&D expenses as a percentage of sales resulted in the increase in net income.

Liquidity and Capital Resources

The Company expects revenues from operations, together with amounts available under the Company's bank line of credit will be adequate to meet its working capital needs related to its business and its planned capital expenditures for the upcoming operating year.

The Company continues to maintain a liquid position. The Company's current ratio at September 30, 1998 was 1.8 to 1. Current assets represent 61 percent of total assets.

Trade accounts receivable are from the Company's dealer network and are generally considered to be within term. All accounts payable are within term with the Company continuing its policy of taking advantage of any and all payment discounts available.

Subsequent to quarter-end, the Company amended its loan agreement for a revolving line of credit with a commercial bank and increased the maximum loan amount to $3,500,000. The outstanding balance on the line of credit at September 30, 1998 was $2,007,793. The line is secured by a commercial security agreement covering inventory and accounts receivable and now bears interest at the bank's "Prime Rate," currently 8 percent per annum. The Company may also elect to lock in fixed rates on this agreement for 30 to 90 day periods at a rate equal to the London Interbank Offered Rate (LIBOR) plus 2.70% per annum.

Inventory levels, net of reserves, at September 30, 1998 totaled $4,236,034 while net accounts receivable were $3,818,300. During the reporting quarter, inventories and receivables increased significantly to support the Company's introduction of the Synergie Lifestyle System. In addition, management has made a stronger effort to reduce backorders by increasing inventory quantities. Financing for these increases has been provided through net profits from operations together with the Company's line of credit facility.

Long-term debt excluding current installments at September 30, 1998 totaled $2,782,156 comprised primarily of the mortgage loans on the Company's office and manufacturing facilities and the note payable associated with the May 1996 acquisition of Superior Orthopaedic Supplies. The principal balance on the mortgage loans is approximately $2.27 million with monthly principal and interest payments of $26,900. In addition, recent acquisitions of capital equipment during fiscal year 1998 to improve manufacturing efficiencies have added approximately $376,200 of long-term debt.

Business Plan

With the introduction of the new Synergie Lifestyle System product line during the reporting quarter, the Company is expanding its distribution network and opening new markets in the fields of plastic surgery, dermatology, and related non-medical aesthetic markets. The first direct mail piece advertising the new product line generated over 4,000 requests for information. This level of interest, coupled with strong indications of interest from the dealer network, led management to gear up for significantly more sales than have initially been realized. As a result, inventory levels are currently higher than would normally be carried. As sales of the new products begin to ramp up, the Company expects inventories to decrease to more traditional levels. The Company believes the main reason sales have not reached expected levels is the sheer newness of the technology. Interest, however, remains very strong, as indicated by over 3,000 responses recently received from a second direct mail campaign. The Company is launching marketing programs to educate the market as to the benefits and effectiveness of this new technology. As the market gains more confidence and becomes more familiar with this exciting new product line, the Company believes that sales will accelerate. Consequently, the Company anticipates that fiscal year 1999 has the potential to be the most profitable year in the Company's history, due in large part to the anticipated success of the new Synergie product line.

In recent years the popularity of nutritional supplements has grown significantly. In conjunction with knowledgeable consultants in the field of nutritional supplements, the Company has developed a line of 19 nutritional supplements. These supplements, which were initially developed as an integral part of the Synergie Lifestyle System, include such items as a multivitamin/mineral compound, a St John's Wort formulation, an antioxidant complex, an herbal calmative, and a calcium formula. The Company is now exploring ways to broaden the marketing of these products. With public interest in nutritional supplements at an all-time high, the Company believes that the high quality of the Synergie Nutritional Supplements will be attractive to many professional practitioners who in the past have not made nutritional supplements a part of their practice.

Since the acquisition of Superior Orthopaedic Supplies in May 1996, the Company has doubled sales of soft goods and medical supplies compared to pre-acquisition levels. The start-up of the treatment table and rehabilitation products manufacturing operation in South Carolina has further broadened the Company's product line. The Company intends to make additional acquisitions in upcoming quarters that will further expand manufacturing operations and add new products to a growing line of products. The Company believes that offering a broad product line is of strategic importance as clinics continue to consolidate and develop centralized purchasing policies that favor single source suppliers for their medical device and supplies needs. There can be no assurance that other acquisitions or dispositions of businesses, products or technologies by the Company in the future will not result in substantial charges or other expenses that may cause fluctuations in the Company's operating results.

To capitalize on its broader product line, the Company published its first full-line catalog in January 1997. In February 1998, the Company introduced a new version of its catalog with twice the number of products as the first catalog. This new catalog continues to stimulate sales growth of the Company's products.

Although approval to market products in Japan was received during fiscal year 1997, sales in Japan have developed slowly. However, with sustained effort, the Company anticipates sales in Japan will continue to grow. Initial marketing efforts in Europe are expected to be undertaken this fiscal year, continuing the Company's international expansion. In conjunction with this effort, the Company believes its "50 Series Plus" line of products will qualify for the CE Mark during fiscal year 1999. This mark makes it possible to market the product line in all European Union member states. In addition, the Company is making progress in its efforts to meet the requirements for ISO 9001 certification which is a validation of the Company's quality manufacturing practices. This certification is also expected to be completed in fiscal year 1999. International markets are more difficult to develop and subject to risks such as currency fluctuations, political and economic instability and regulatory barriers to entry by foreign manufacturers. For instance, sales of Company products in Asian markets have been significantly diminished over the past year, while certain markets such as South Africa and South America are showing more strength.

The Company recognizes the need to continually upgrade and re-engineer existing products as well as introduce new products if it is to remain competitive. The Company believes its continuing commitment to research and development enables the Company to be a technological leader in the market. New products and engineering improvements are constantly being evaluated and developed.

To better meet growing demand for its products, during fiscal year 1998 the Company completed a $1.2 million capital improvement campaign to increase space and efficiencies primarily at its operations in Columbia, South Carolina, and Chattanooga, Tennessee. This capital improvement campaign has doubled the space at the Chattanooga facility and increased space at the Columbia facility by 40 percent. New manufacturing equipment has also been purchased which has improved manufacturing capabilities and efficiencies.

The Company is aware of the risks associated with the operation of information technology and non-information technology systems as the millenium (year 2000) approaches. The "Year 2000" problem is pervasive and complex, with the possibility that it will affect many technology systems and is the result of the rollover of the two digit year value from "99" to "00". Such systems that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to complete manufacturing, process transactions, send invoices, or engage in similar normal business activities.

The Company is in the process of assessing its state of readiness, including the readiness of third parties with which the Company interacts, with respect to the Year 2000 problem. The assessment will also include an evaluation of the costs to the Company to correct Year 2000 problems related to its own systems, which, if uncorrected, could have a material adverse effect on the business, financial condition or results of
operations of the Company.   As a part of this assessment, the Company
will also determine the known risks related to the consequences of failure to correct any Year 2000 problems identified by the Company and contingency plans, if any, that should be adopted by the Company should any identified Year 2000 problems not be corrected. The Company intends to use both internal and external resources to reprogram, or replace and test its software for Year 2000 modifications as needed. However, if such modifications or conversions are not made, or are not completed timely, the Year 2000 problem could have a material impact on the operations of the Company. The Company is in the process of initiating formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own 2000 problems.

The Company is presently not aware of any Year 2000 issues that have been encountered by any such third party which could materially affect the
Company's operations.   Based on the most recent assessment, the Company
believes that with modifications to existing software and conversions to new software, any Year 2000 problems that it may have with its own systems can be mitigated without significant expense. Notwithstanding the foregoing, there can be no assurance that the Company will not experience operational difficulties as a result of Year 2000 issues, either arising out of internal operations, or caused by third-party service providers, which individually or collectively could have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.


Forward-Looking Statements and Risks Affecting the Company

The statements contained in this Report on Form 10-QSB that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements regard the Company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as "believes," "expects," "anticipates," "should," "plans," "estimates," "intends," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Plan of Operation regarding the Company's financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in the Company's Annual Report on Form 10-KSB under the headings "Description of Business" and "Risk Factors." The fact that some of the risk factors may be the same or similar to the Company's past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. The Company believes that many of the risks detailed here and in the Company's SEC filings are part of doing business in the industry in which the Company operates and competes and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance.

The forward-looking statements contained in this report are made as of the date of this Report and the Company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations of the Company include:

- market acceptance of the Company's technologies, particularly the new Synergie Lifestyle System product line and other new or re-designed products;
- the ability to hire and retain the services of trained personnel at cost-effective rates;
- rigorous government scrutiny or the possibility of additional government regulation of the industry in which the Company markets its products;
- potential effects of adverse publicity regarding nutritional supplements;
- reliance on key management personnel;
- foreign government regulation of the Company's products and manufacturing practices that may bar or significantly increase the expense of expanding to foreign markets;
- economic and political risks related to the Company's expansion into international markets;
- failure of the Company to sustain or manage growth including the failure to continue to develop new products or to meet demand for existing products;
- the Company's reliance on information technology;
- the timing and extent of research and development expenses;
- the Company's ability to keep pace with technological advances, which can occur rapidly;
- the loss of product market share to competitors;
- potential adverse effect of taxation;
- the ability of the Company to obtain required financing to meet changes or other risks described above; or
- the Company's inability or failure to identify and to manage its Year
  2000 risks

PART II.  OTHER INFORMATION


Item 1. 	Legal Proceedings

         There are no material legal proceedings pending to which the Company or any of its subsidiaries is a party or of which any of their property is the subject which require disclosure in this statement.

Item 6. 	Exhibits and Reports on Form 8-K

         A)  Exhibits
               	No.      Description
             --------    -----------
               	27	      Financial Data Schedul

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     DYNATRONICS CORPORATION
                                     -----------------------
                                		          Registrant




Date          11/13/98     	       	 /s/ Kelvyn H. Cullimore, Jr.
        -----------------            ----------------------------
                                     Kelvyn H. Cullimore, Jr.
                                     President
                                     Chief Executive Officer




Date          11/13/98            		 /s/ John L. Hales
        -----------------            -----------------------------
                                    	John L. Hales
                                    	Chief Financial Officer and
                                    	Principal Accounting Officer