Form 10QSB
period 1998-12-31
DYNATRONICS CORP
filed 1999-02-12
CIK 720875

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1998.

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act for the transition period from _________ to _________

Commission File Number:  0-12697


                          		Dynatronics Corporation
               -----------------------------------------------
      (Exact name of small business issuer as specified in its charter)


                Utah			                             87-0398434
   ------------------------------            ------------------------
  (State or other jurisdiction of                  (IRS Employer
  incorporation or organization)                	Identification No.)


             7030 Park Centre Drive, Salt Lake City, UT  84121
        ------------------------------------------------------------
         (Address of principal executive offices)     (Zip Code)


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
                            X   Yes           No
                          -----          -----

The number of shares outstanding of the issuer's common stock, no par value, as of February 9, 1999 is 8,675,314 shares.


Transitional Small Business Disclosure Format.
(Check One) :  Yes 	 	 No   X

                            DYNATRONICS CORPORATION

                               TABLE OF CONTENTS







PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements						                     	Page Number
                                                          -----------


Condensed Balance Sheet
   December 31, 1998	                                          1

Condensed Statements of Income
   Three and Six Months Ended December 31, 1998,
   and December 31, 1997	                                      2

Condensed Statements of Cash Flows
   Six Months Ended December 31, 1998,
   and December 31, 1997	                                      3

Notes to Condensed Financial Statements	                       4


Item 2.  Management's Discussion and Analysis
   Or Plan of Operation	                                       7


Part II.   OTHER INFORMATION	                                 13

                           DYNATRONICS CORPORATION
                           Condensed Balance Sheet
                                  (Unaudited)

                                                         December 31
                                     ASSETS                  1998
                                                         ------------
Current assets:
   Cash and cash equivalents                             $    136,846
   Trade accounts receivable, less allowance for
          doubtful accounts of $108,238                     3,153,518
   Other receivables                                           39,054
   Inventories                                              4,546,869
   Prepaid expenses                                           211,032
   Deferred tax asset-current                                 119,614
                                                         ------------
          Total current assets                              8,206,933

Net property and equipment                                  3,637,678
Excess of cost over book value, net of accumulated
       amortization of $357,830                             1,106,344
Deferred tax asset-noncurrent                                 180,410
Other assets                                                  593,374
                                                         ------------
                                                         $ 13,724,739
                                                         ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt                $    657,638
   Line of credit                                           2,278,306
   Accounts payable                                           778,389
   Accrued expenses                                           668,251
                                                         ------------
          Total current liabilities                         4,382,584

Long-term debt, excluding current installments              2,348,140
Deferred compensation                                         573,156
                                                         ------------
          Total long-term liabilities, excluding
              current installments                          2,921,296
                                                         ------------
          Total  liabilities                                7,303,880

Stockholders' equity:
   Common stock, no par value.  Authorized 50,000,000
       shares; issued 8,710,898 shares; outstanding
       8,675,314 shares                                     2,246,651
    Treasury stock,  35,584 shares                           (120,096)
   Retained earnings                                        4,294,304
                                                         ------------
          Total stockholders' equity                        6,420,859
                                                         ------------
                                                         $ 13,724,739
                                                         ============
See accompanying notes to condensed financial statements.

                       DYNATRONICS CORPORATION
                   Condensed Statements Of Income
                             (Unaudited)


[CAPTION]

                                      Three Months Ended           Six Months Ended
                                         December 31                 December 31
                                       1998        1997           1998         1997
                                    ----------  ----------     ----------   ----------
Net sales                           $4,019,706   3,000,648      8,930,931    6,028,427
Cost of sales                        2,253,773   1,741,754      4,911,870    3,477,745
                                    ----------  ----------     ----------   ----------
     Gross profit                    1,765,933   1,258,894      4,019,061    2,550,682

Selling, general, and
   administrative expenses           1,200,765     902,845      2,520,069    1,745,861
Research and development expenses      174,162     121,514        339,545      244,916
                                    ----------  ----------     ----------   ----------
     Operating income                  391,006     234,535      1,159,447      559,905


Other income (expense):
   Interest income                          62          13          5,187           81
   Interest expense                   (102,033)    (47,881)      (185,468)     (92,349)
   Other income, net                     5,172      21,146          9,849       43,244
                                    ----------  ----------     ----------   ----------
     Total other income (expense)      (96,799)    (26,722)      (170,432)     (49,024)

     Income before income taxes        294,207     207,813        989,015      510,881

Income tax expense                     110,878      73,535        388,034      184,378
                                    ----------  ----------     ----------   ----------

     Net income                     $  183,329     134,278        600,981      326,503
                                    ==========  ==========     ==========   ==========


     Basic and diluted net income   $     0.02        0.02           0.07         0.04
     per common share               ==========  ==========     ==========   ==========

Weighted average basic and diluted
common shares outstanding  (note 2)
     Basic                           8,671,325   8,427,847      8,660,111    8,427,847
     Diluted                         9,077,135   8,517,334      9,099,947    8,524,600

           See accompanying notes to condensed financial statements.

                          DYNATRONICS CORPORATION

                     Condensed Statements of Cash Flows
                                (Unaudited)

                                                                           Six Months Ended
                                                                              December 31
                                                                           1998         1997
                                                                        ----------   ----------
Cash flows from operating activities:
  Net income                                                            $  600,981     326,503
  Adjustments to reconcile net income to net cash used in
        operating activities:
   Depreciation and amortization of property and equipment                 125,553      84,926
   Other amortization                                                       46,108      34,894
   Provision for doubtful accounts                                          18,000       8,400
   Provision for inventory obsolescence                                     78,000      57,000
   Provision for warranty reserve                                           79,057      79,528
   Deferred compensation                                                    42,042      42,042
   Decrease (increase) in operating assets:
      Receivables                                                         (966,394)    (62,223)
      Inventories                                                       (1,901,719)   (519,204)
      Prepaid expenses and other assets                                     85,798     (52,483)
      Deferred tax assets                                                        0     (58,456)
   Increase (decrease) in operating liabilities:
      Trade accounts payable and accrued expenses                          137,525    (302,199)
      Income taxes payable                                                  58,859     (80,866)
                                                                        ----------  ----------
           Net cash used in operating activities                        (1,596,190)   (442,138)
                                                                        ----------  ----------
Cash flows from investing activities:
Capital expenditures                                                      (179,390)   (134,973)
                                                                        ----------  ----------
           Net cash used in investing activities                          (179,390)   (134,973)
                                                                        ----------  ----------
Cash flows from financing activities:
  Principal payments under capital lease obligations                             0      (3,695)
  Principal payments on long-term debt                                    (107,305)    (77,933)
  Net change in line of credit                                           1,162,665     407,087
  Proceeds from sale of common stock                                       108,967           0
                                                                        ----------  ----------
           Net cash provided by financing activities                     1,164,327     325,459
                                                                        ----------  ----------
Net decrease in cash and cash equivalents                                 (611,253)   (251,652)

Cash and cash equivalents at beginning of period                           748,099     544,615
                                                                        ----------  ----------
Cash and cash equivalents at end of period                              $  136,846     292,963
                                                                        ==========  ==========

Supplemental cash flow information
  Cash paid for interest (net of amounts capitalized)                      185,468      92,349
  Cash paid for income taxes                                               331,975     321,700
Supplemental Disclosure of Non-cash Investing and Financing Activities
  Treasury stock acquired in consideration for common stock issued
  as a result of a cashless stock option exercise.                         120,096           0

See accompanying notes to condensed financial statements.

                         DYNATRONICS CORPORATION
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                            December 31, 1998
                               (Unaudited)




NOTE 1.  PRESENTATION

The financial statements as of December 31, 1998 and for the three and six months then ended were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments to the financial statements have been made to present fairly the financial position and results of operations and cash flows. All adjustments were of a normal recurring nature. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements for the two years ended June 30, 1998. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10-KSB filing.



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

In calculating net income per common share, the net income was the same for both the basic and diluted calculation. A reconciliation between the basic and diluted weighted-average number of common shares for the three months and six months ended December 31, 1998 and 1997 is summarized as follows:

                                   	Three Months Ended	     Six Months Ended
                                       	December 31,           December 31,
                                     	1998	      1997	       1998      	1997
                                   ---------- ----------  ---------- ----------
Basic weighted average number
  of common shares outstanding
  during the period	                8,671,325  8,427,847	  8,660,111  8,427,847

Weighted-average number of dilutive
  common stock options outstanding
  during the period	                  405,810     	89,487   	439,836     96,753

Diluted weighted average number	     ________	   ________  	________  	________
of common and common equivalent
  shares outstanding during the
  period	                           9,077,135  	8,517,334 	9,099,947  8,524,600
                                    =========   =========  =========  =========



NOTE 3.  COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standard No. 130 ("SFAS 130"), "Reporting Comprehensive Income," effective July 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. For the periods ending December 31, 1998 and 1997, comprehensive income was equal to the net income as presented in the accompanying condensed statements of income.



NOTE 4.  INVENTORIES

Inventories consisted of the following:
                                            						 December 31,
                                         						        1998
                                                   ------------


                   	Raw Material	                  $  3,342,721
                   	Finished Goods             	      1,358,308
                   	Inventory Reserve	                 (154,160)
                                                   ------------
                                                 		$  4,546,869
                                                   ============

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment were as follows:


                                           						  December 31,
                                         						        1998
                                                   ------------

                 	Land					                        $    354,744
                 	Buildings	                  			     2,805,569
                  Machinery and equipment		           1,634,375
                                                   ------------
                                           						     4,794,688
                 	Less accumulated depreciation
                	   and amortization	          		     1,157,010
                                                   ------------
                                     					         $  3,637,678
				                                               ============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Condensed Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB.

Results of Operations

Sales for the quarter ended December 31, 1998 increased 34 percent to $4,019,706 compared to $3,000,648 in the same period of the prior year. Net income for the reporting period increased 37 percent to $183,329 compared to $134,278 in the prior year period. Sales for the six months ended December 31, 1998 increased 48 percent to $8,930,931 compared to $6,028,427 in the prior year period while net income increased 84 percent to $600,981 compared to $326,503 in the same period of the prior year. The increases in both sales and net income are attributed primarily to a 29 percent year-to-date increase in sales of medical supplies and soft goods and sales of the Company's new Synergie Lifestyle System product line which began shipping in July 1998.

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

As forecasted, second quarter growth was less dramatic than first quarter growth, which benefited from initially filling distribution channels with
the new Synergie products.   While broad interest exists in the new
product line, the Company underestimated the effort required to convert that interest to actual sales. A recently completed research study commissioned by the Company confirmed the effectiveness of the Synergie Lifestyle System in temporarily reducing the appearance of cellulite and reducing girth measurements around the hips, thighs, and waist. The Company believes these study results along with more refined marketing strategies should result in steadily improving sales of Synergie products in the future.

Total gross profit for the quarter ended December 31, 1998 increased 40 percent to $1,765,933 as compared to $1,258,894, in the prior year period. Gross profit for the six- month period ended December 31, 1998 increased 58 percent to $4,019,061 compared to $2,550,682 in the same period of the previous year. These increases are directly attributable to the increased sales of medical supplies and soft goods and sales of the new Synergie product line. Gross margins as a percentage of sales increased to 43.9 percent for the reporting quarter compared to 42.0 percent in the same quarter in the prior year. Gross margins for the six months ended December 31, 1998 increased to 45.0 percent compared to 42.3 percent in the same period of the prior year. The increase in gross margins in 1998 as a percentage of sales reflects the higher margins associated with the new Synergie product line.

Selling, general and administrative (SG&A) expenses for the three- and six- month periods ended December 31, 1998, increased to $1,200,765 and $2,520,069 respectively, as compared to $902,845 and $1,745,861 respectively in the prior year periods. Expenses associated with introducing and supporting the new Synergie product line account for the majority of increased expenses during the quarter and six-month period. Areas of increased cost include sales, advertising and marketing expenses, R&D expenses and employee compensation expenses including bonuses paid to management during the period related to increased profitability. Another factor contributing to the higher expenses was increased interest expense during the quarter and six-month period associated with higher balances on the line of credit due to increased inventories as well as new borrowings to finance capital improvement projects in fiscal 1998. A trademark dispute that was settled during the quarter required the Company to record expenses in excess of $60,000 during the six months ended December 31, 1998, $36,000 of which was incurred in the quarter then ended. In addition, efforts at the Company's Columbia operations to convert to new manufacturing methods resulted in increased operating expenses of approximately $170,000 for the six months ended December 31, 1998, of which approximately $100,000 was recognized in the quarter then ended. This conversion is expected to be completed during the quarter ending March 31, 1999 and is anticipated to increase capacity and improve operating efficiencies.

Research and development (R&D) expenses in the three months ended December 31, 1998 totaled $174,162, compared to $121,514 in the same period of the prior year. R&D expenses for the six months ended December 31, 1998 were $339,545 compared to $244,916 in 1997. As a percentage of sales, R&D expenses in the three and six months ended December 31, 1998 were 4.3 percent and 3.8 percent, respectively compared to 4.0 percent and 4.1 percent for the same periods one year ago. These increases in R&D expenses for the reporting periods were associated with development efforts on the new Synergie product line. The Company expects R&D expenses as a percentage of sales to continue at approximately the same level as the six months ended December 31, 1998 through the remainder of the year ending June 30, 1999.

Income before tax for the quarter ended December 31, 1998 increased 42 percent to $294,207 compared to $207,813 during the same period of the prior year. Income before tax for the six months ended December 31, 1998 increased 94 percent to $989,015 compared to $510,881 in the prior year.

Income tax expense for the three and six months ended December 31, 1998 was $110,878 and $388,034, respectively, as compared to $73,535 and $184,378, respectively in the prior year periods. The effective tax rate for the 1998 quarter was 37.7 percent compared to 35.4 percent for the same quarter last year. The effective tax rate for the six months ended December 31, 1998 was 39.2 percent compared to 36.1 percent in 1997. The increase in effective tax rates for the 1998 periods reflect an adjustment of the valuation allowance for deferred tax assets which was reduced to -0-as of June 30, 1998 as detailed in the Company's 10KSB as of that date.

Net income for the quarter ended December 31, 1998 increased 37 percent to $183,329 compared to $134,278 in the prior year period. Net income for the six months ended December 31, 1998 increased 84 percent to $600,981 compared to $326,503 in the same period of the previous year. The increase in sales volumes of medical supplies and soft goods and new Synergie products, together with the higher gross margins associated with the Synergie product line combined to cause the increase in net income.

Liquidity and Capital Resources

The Company expects revenues from operations, together with amounts available under the Company's bank line of credit will be adequate to meet its working capital needs related to its business and its planned capital expenditures for the upcoming operating year.

The Company's current ratio at December 31, 1998 was 1.87 to 1. Current assets represent 60 percent of total assets.

Trade accounts receivable are from the Company's dealer network and are generally considered to be within term. All accounts payable are within term with the Company continuing its policy of taking advantage of any and all payment discounts available.

During the quarter ended December 31, 1998, the Company amended its loan agreement for a revolving line of credit with a commercial bank and increased the loan amount up to a maximum of $3,500,000 based on loan ratios of 70 percent of accounts receivable and 30 percent of inventory. The outstanding balance on the line of credit at December 31, 1998 was $2,278,306. A total of approximately $900,000 was available for additional borrowings under the line based on the current level of accounts receivable and inventory. The line is secured by the Company's inventory and accounts receivable and bears interest at the bank's "Prime Rate," currently 7.75 percent per annum. The Company may also elect to lock in fixed rates on this agreement for 30 to 90 day periods at a rate equal to the London Interbank Offered Rate (LIBOR) plus 2.70% per annum. This line is subject to annual renewal and matures on November 30, 1999. Accrued interest is payable monthly.

Inventory levels, net of reserves, at December 31, 1998 totaled $4,546,869 while net accounts receivable were $3,153,518. During the current fiscal year, inventories and receivables increased significantly to support the Company's introduction of the Synergie Lifestyle System. In addition, management has made a stronger effort to reduce backorders by increasing inventory quantities. Financing for these increases has been provided through cash flow from operations together with the Company's line of credit facility.

Long-term debt excluding current installments at December 31, 1998 totaled $2,348,140 comprised primarily of the mortgage loans on the Company's office and manufacturing facilities. The principal balance on the mortgage loans is approximately $2.2 million with monthly principal and interest payments of $26,900.

Business Plan

With the introduction of the new Synergie Lifestyle System product line, the Company is expanding its distribution network and opening new markets for products directed at the fields of plastic surgery, dermatology, and related non-medical aesthetic markets. The first direct mail piece advertising the new product line generated over 4,000 requests for information. This level of interest, coupled with strong indications of interest from the dealer network, led management to anticipate significantly more sales than have initially been realized. As a result, inventory levels are currently higher than they would normally be. As sales of the new products increase, the Company expects inventories to decrease to more traditional levels. The Company believes the main reason sales of the Synergie products have not reached expected levels is the newness of the technology and the public's lack of experience with or exposure to the Synergie AMS or similar products. Interest in the product line remains strong, however, as indicated by over 3,000 responses
received from a second direct mail campaign.   As the market becomes more
familiar with this new product line, the Company believes that sales will improve. Consequently, the Company anticipates that fiscal year 1999 has the potential to be the most profitable year in the Company's history, due in large part to the anticipated success of the new Synergie product line. In addition, the Company is currently formulating a long-term, strategic growth plan to capitalize on new opportunities in the aesthetic and nutritional supplement markets.

In recent years the popularity of nutritional supplements has grown significantly. In conjunction with knowledgeable consultants in the field of nutritional supplements, the Company has developed a line of 19 nutritional supplements. These supplements, which were initially developed as an integral part of the Synergie Lifestyle System, include such products as a multivitamin/mineral compound, a St John's Wort formulation, an antioxidant complex, an herbal calmative, and a calcium formula. The Company is now exploring ways to market these products directly to consumers including establishing an Internet presence to facilitate direct ordering. With public interest in nutritional supplements at an all-time high, the Company believes that the high quality of the Synergie nutritional supplements will attract consumers as well as many professional practitioners who in the past have not made nutritional supplements a part of their practice.

Since the acquisition of Superior Orthopaedic Supplies in May 1996, the Company has doubled sales of soft goods and medical supplies of that unit compared to pre-acquisition levels. The start-up of the treatment table and rehabilitation products manufacturing operation in South Carolina has further broadened the Company's product line. The Company believes that offering a broad product line is of strategic importance as clinics continue to consolidate and develop centralized purchasing policies that favor single source suppliers for their medical device and supplies needs. To capitalize on its broader product line, the Company published its first full-line catalog in January 1997. In February 1998, the Company introduced a new version of its catalog with twice the number of products as the first catalog. The Company anticipates introducing a new, expanded catalog during the current fiscal year offering over 800 products to practitioners. This new catalog is expected to continue to stimulate sales growth of the Company's products.

The Company continues to evaluate acquisition opportunities that would further expand manufacturing operations and add new products to a growing line of existing products. The established criteria for such acquisitions is relatively narrow to protect against an acquisition that may be detrimental to shareholder value. Furthermore, the Company's ability to successfully negotiate an acquisition may depend in part on the market price of the Company's common stock. A higher stock price may facilitate acquisitions. There can be no assurance that any acquisition or disposition of a business, products or technologies by the Company will not result in substantial charges or other expenses that may cause fluctuations in the Company's operating results. The use of the Company's common stock or securities convertible to common stock for an acquisition or the offer and sale of such securities to raise capital to fund an acquisition would result in immediate and perhaps substantial dilution to existing shareholders. In addition, the stock market is subject to volatility and rapid increases and decreases in share price, which may not necessarily be reflective of or bear a direct relationship to the actual book value of the Company's common stock or of the Company.

Although approval to market products in Japan was received by the Company during fiscal year 1997, sales in Japan have been slow to develop. However, with sustained marketing effort, the Company anticipates sales in Japan will continue to grow. Initial marketing efforts in Europe are expected to be undertaken this year, continuing the Company's international expansion. In conjunction with this effort, the Company believes its "50 Series Plus" line of products will qualify for the CE Mark during calendar year 1999. This mark makes it possible to market the product line in all European Union member states. In addition, the Company is making progress in its efforts to meet the requirements for ISO 9001 certification which is a validation of the Company's quality manufacturing practices. This certification is also expected to be completed in calendar year 1999. International markets are more difficult to develop and subject to risks such as currency fluctuations, political and economic instability and regulatory barriers to entry by foreign governments.

The Company recognizes the need to continually upgrade and re-engineer existing products as well as introduce new products if it is to remain competitive. The Company believes its continuing commitment to research and development enables it to be a technological leader in the market. New products and engineering improvements are constantly being evaluated and developed.

To better meet growing demand for its products, during fiscal year 1998 the Company completed a $1.2 million capital improvement campaign to increase space and efficiencies primarily at its operations in Chattanooga, Tennessee, and Columbia, South Carolina. This capital improvement campaign has doubled the space at the Chattanooga facility and increased space at the Columbia facility by 40 percent. New manufacturing equipment has also been purchased and installed at both locations, which has improved manufacturing capabilities and efficiencies.

Y2K Disclosure

The Company is aware of the risks associated with the operation of information technology and non-information technology systems as the new century approaches. The "Year 2000" problem is pervasive and complex, with the possibility that it will affect many technology systems, including computer programs and imbedded microprocessor technology. The Year 2000 problem is the result of the rollover of the two digit year value from "99" to "00". Such systems that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to complete manufacturing, process transactions, send invoices, collect payments, or engage in similar normal business activities.

The Company is in the process of assessing its state of readiness, including the readiness of third parties with which the Company interacts, with respect to the Year 2000 problem. The assessment will also include an evaluation of the costs to the Company to correct Year 2000 problems related to its own systems, which, if uncorrected, could have a material adverse effect on the business, financial condition or results of
operations of the Company.   As a part of this assessment, the Company
will also determine the known risks related to the consequences of failure to correct any Year 2000 problems identified by the Company and contingency plans, if any, that should be adopted by the Company should any identified Year 2000 problems not be corrected. The Company intends to use both internal and external resources to reprogram, or replace and test its software for Year 2000 modifications as needed. However, if such modifications or conversions are not made, or are not completed timely, the Year 2000 problem could have a material impact on the operations of the Company. The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own 2000 problems.

The Company is presently not aware of any Year 2000 issues that have been encountered by the Company or any third party which could materially
affect the Company's operations.   Based on the most recent assessment,
the Company believes that with modifications to existing software and conversions to new software, any Year 2000 problems that it may have with its own systems can be mitigated without significant expense. Notwithstanding the foregoing, there can be no assurance that the Company will not experience operational difficulties as a result of Year 2000 issues, either arising out of internal operations, or caused by third-party service providers, which individually or collectively could have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.


Forward-Looking Statements and Risks Affecting the Company

The statements contained in this Report on Form 10-QSB that are not purely historical are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act. These statements regard the Company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as "believes," "expects," "anticipates," "should," "plans," "estimates," "intends," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Plan of Operation regarding the Company's financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in the Company's Annual Report on Form 10-KSB under the headings "Description of Business" and "Risk Factors." The fact that some of the risk factors may be the same or similar to the Company's past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. The Company believes that many of the risks detailed here and in the Company's other SEC filings are part of doing business in the industry in which the Company operates and competes and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance.

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

Item 4.	 Submission of Matters to a Vote of Security Holders

         On November 19, 1998, the Company conducted its 1998 Annual Meeting of Shareholders. At the Annual Meeting, the following former members of the Company's Board of Directors were elected for another term: Kelvyn H. Cullimore, Kelvyn H. Cullimore, Jr.,
         E. Keith Hansen, M.D., Larry K. Beardall, V. LeRoy Hansen, Joseph
         H. Barton, and Howard L. Edwards. At the Annual Meeting, the Company's shareholders also ratified the Board's selection of KPMG Peat Marwick, as the Company's independent public accountants. In addition, shareholders approved a 1.5 million share increase in the number of shares available for issuance under the Company's stock option plan.

         A plurality of the votes of the shares present in person or represented by proxy at the meeting and entitled to vote on the election of directors and ratification of the appointment of the independent public accountants was required for the election and approval, as the case may be. Abstentions were not counted as votes cast and had no effect on the result of the vote, although they did count toward the presence of a quorum for purposes of convening and conducting the meeting.

         The affirmative vote of the holders of a majority of the shares present or represented and entitled to vote at the meeting was required for approval of the amendment to the Company's stock option and incentive plan. For purposes of the vote on the proposed plan amendment, abstentions had the same effect as votes against the proposed plan amendment and broker non-votes were not counted as shares entitled to vote on the matter and therefore had no effect on the result of the vote. Broker non-votes were counted like abstentions, toward the presence of a quorum.

         The following table summarizes the voting at the annual meeting.

         Issue 		                              For	            Against
         -----                                 ---             -------

	        Ratify selection of
        	Accountants	                       6,349,367	         	11,700

        	Addition of 1.5 million
        	Shares to Stock Option Plan	       2,435,623	        	276,519*

        	Board Nominee	                        For			          Against
         -------------                         ---             -------

        	Kelvyn H. Cullimore	               6,372,393	               0

        	Kelvyn H. Cullimore, Jr.	          6,371,393     	      1,000

        	Keith Hansen, M.D.                	6,372,373	               0

        	Larry K. Beardall	                 6,372,393	               0

        	V. Leroy Hansen	                   6,372,393	               0

        	Joseph H. Barton	                  6,365,393	           7,000

         Howard L. Edwards	                 6,366,393    	       6,000


---------------------
*Includes 64,700 abstentions.

Item 6. 	Exhibits and Reports on Form 8-K

         A)  Exhibits
               	No.      Description
             ---------   ------------

                27	      Financial Data Schedule

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   DYNATRONICS CORPORATION
                                   -----------------------
                             		          Registrant




Date       2/11/99                 /s/ Kelvyn H. Cullimore, Jr.
     ---------------------         -----------------------------
                                   Kelvyn H. Cullimore, Jr.
                                   President
                                   Chief Executive Officer




Date       2/11/99                 /s/ John L. Hales
     ---------------------         -----------------------------
                                  	John L. Hales
                                  	Chief Financial Officer and
                                  	Principal Accounting Officer