Form 10QSB
period 1999-03-31
DYNATRONICS CORP
filed 1999-05-14
CIK 720875

                               UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999.

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act for the transition period from _________ to _________

Commission File Number:  0-12697


                        		Dynatronics Corporation
           ---------------------------------------------------
    (Exact name of small business issuer as specified in its charter)


            Utah		                                        	 87-0398434
-------------------------------                         -----------------
(State or other jurisdiction of                  				     (IRS Employer
 incorporation or organization)                				     Identification No.)


            7030 Park Centre Drive, Salt Lake City, UT  84121
          -----------------------------------------------------
        (Address of principal executive offices)     (Zip Code)


                 				          (801) 568-7000
                      -------------------------------
                        (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            X   Yes           No
                          -----         -----

The number of shares outstanding of the issuer's common stock, no par value, as of May 10, 1999 is 8,696,314 shares.


Transitional Small Business Disclosure Format.
(Check One) :  Yes 	 	 No  X
                  ----   ----

                          DYNATRONICS CORPORATION

                             TABLE OF CONTENTS







PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements						                        	Page Number
                                                             -----------


Condensed Balance Sheet
   March 31, 1999	                                                1

Condensed Statements of Income
   Three and Nine Months Ended March 31, 1999,
   and March 31, 1998	                                            2

Condensed Statements of Cash Flows
   Nine Months Ended March 31, 1999,
   and March 31, 1998	                                            3

Notes to Condensed Financial Statements	                          4


Item 2.  Management's Discussion and Analysis
   Or Plan of Operation	                                          7


Part II.   OTHER INFORMATION	                                    13

[CAPTION]

                           DYNATRONICS CORPORATION
                           Condensed Balance Sheet
                                 (Unaudited)

                                                                             March 31,
                                     ASSETS                                     1999
                                                                         ----------------
Current assets:
   Cash and cash equivalents                                             $       150,214
   Trade accounts receivable, less allowance for doubtful
          accounts of $117,238                                                 2,943,136
   Other receivables                                                              42,962
   Inventories                                                                 4,621,937
   Prepaid expenses                                                              176,908
   Deferred tax asset-current                                                    119,614
                                                                         ----------------
          Total current assets                                                 8,054,771

Net property and equipment                                                     3,630,717
Excess of cost over book value, net of accumulated amortization
       of $380,884                                                             1,083,290
Deferred tax asset-noncurrent                                                    180,410
Other assets                                                                     614,331
                                                                         ----------------
                                                                         $    13,563,519
                                                                         ================


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt                                $       640,055
   Line of credit                                                              2,464,591
   Accounts payable                                                              452,343
   Accrued expenses                                                              610,600
                                                                         ----------------
          Total current liabilities                                            4,167,589

Long-term debt, excluding current installments                                 2,300,395
Deferred compensation                                                            594,177
                                                                         ----------------
          Total long-term liabilities, excluding current installments          2,894,572
                                                                         ----------------
          Total  liabilities                                                   7,062,161

Stockholders' equity:
   Common stock, no par value.  Authorized 50,000,000
       shares; issued 8,731,898 shares;  outstanding 8,696,314                 2,271,671
    Treasury Stock,  35,584 shares                                              (120,096)
   Retained earnings                                                           4,349,783
                                                                         ----------------
          Total stockholders' equity                                           6,501,358
                                                                         ----------------
                                                                         $    13,563,519
                                                                         ================

See accompanying notes to condensed financial statements.

                             DYNATRONICS CORPORATION
                         Condensed Statements Of Income
                                  (Unaudited)


[CAPTION]

                                                     Three Months Ended              Nine Months Ended
                                                           March 31                       March 31
                                                      1999         1998              1999         1998
                                                  -----------  -----------       -----------  -----------
Net sales                                         $ 3,381,088    3,016,141        12,312,019    9,044,568
Cost of sales                                       2,018,165    1,760,860         6,930,035    5,238,605
                                                  -----------  -----------       -----------  -----------
      Gross profit                                  1,362,923    1,255,281         5,381,984    3,805,963

Selling, general, and administrative expenses       1,086,862      856,656         3,606,931    2,602,517
Research and development expenses                      96,867      100,676           436,412      345,592
                                                  -----------  -----------       -----------  -----------
      Operating income                                179,194      297,949         1,338,641      857,854


Other income (expense):
   Interest income                                         19          319             5,206          400
   Interest expense                                  (103,218)     (61,134)         (288,686)    (153,483)
  Other income, net                                    11,118       20,604            20,967       63,848
                                                  -----------  -----------       -----------  -----------
      Total other income (expense)                    (92,081)     (40,211)         (262,513)     (89,235)

      Income before income taxes                       87,113      257,738         1,076,128      768,619

Income tax expense                                     31,634       34,128           419,668      218,506
                                                  -----------  -----------       -----------  -----------

      Net income                                  $    55,479      223,610           656,460      550,113
                                                  ===========  ===========       ===========  ===========


Basic Earnings Per Share                          $      0.01         0.03              0.08         0.07
                                                  ===========  ===========       ===========  ===========
Diluted Earnings Per Share                        $      0.01         0.03              0.07         0.06
                                                  ===========  ===========       ===========  ===========
Weighted average basic and diluted shares outstanding:

      Basic                                         8,685,347    8,428,791         8,668,400    8,428,157

      Diluted                                       9,007,202    8,800,356         9,069,483    8,616,514

See accompanying notes to condensed financial statements.

                                 DYNATRONICS CORPORATION

                           Condensed Statements of Cash Flows
                                        (Unaudited)
[CAPTION]

                                                                         Nine Months Ended
                                                                              March 31
                                                                         1999          1998
                                                                    -------------  ------------
Cash flows from operating activities:
  Net income                                                        $  656,460      550,113
  Adjustments to reconcile net income to net cash used in
        operating activities:
   Depreciation and amortization of property and equipment             193,576      129,975
   Other amortization                                                   69,162       56,612
   Provision for doubtful accounts                                      27,000       12,600
   Provision for inventory obsolescence                                117,000       85,500
   Provision for warranty reserve                                      144,953      123,792
   Deferred compensation                                                63,063       63,063
   Decrease (increase) in operating assets:
      Receivables                                                     (768,920)    (246,126)
      Inventories                                                   (2,015,787)    (840,814)
      Prepaid expenses and other assets                                 98,965     (288,947)
      Deferred tax assets                                                    0      (58,456)
   Increase (decrease) in operating liabilities:
      Trade accounts payable and accrued expenses                     (255,618)    (167,390)
      Income taxes payable                                              11,305      (62,453)
                                                                  ------------  -----------
           Net cash used in operating activities                    (1,658,841)    (642,531)
                                                                  ------------  -----------
Cash flows from investing activities:
Capital expenditures                                                  (240,452)     (75,124)
                                                                  ------------  -----------
           Net cash used in investing activities                      (240,452)     (75,124)
                                                                  ------------  -----------
Cash flows from financing activities:
  Principal payments under capital lease obligations                         0       (4,968)
  Principal payments on long-term debt                                (172,633)    (118,782)
  Net change in line of credit                                       1,348,950      465,397
  Proceeds from sale of common stock                                   125,091       12,240
                                                                  ------------  -----------
           Net cash provided by financing activities                 1,301,408      353,887
                                                                  ------------  -----------
Net decrease in cash and cash equivalents                             (597,885)    (363,768)

Cash and cash equivalents at beginning of period                       748,099      544,615
                                                                  ------------  -----------
Cash and cash equivalents at end of period                        $    150,214      180,847
                                                                  ============  ===========
Supplemental cash flow information
  Cash paid for interest (net of amounts capitalized)                  288,686      153,483
  Cash paid for income taxes                                           414,588      337,700
Supplemental Disclosure of Non-cash Investing and Financing
  Activities Treasury stock acquired in consideration for
  common stock issued as a result of a cashless stock option
  exercise.                                                            120,096            0


See accompanying notes to condensed financial statements.

                           DYNATRONICS CORPORATION
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                               March 31, 1999
                                 (Unaudited)




NOTE 1.  PRESENTATION

The financial statements as of March 31, 1999 and for the three and nine months then ended were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments to the financial statements have been made to present fairly the financial position and results of operations and cash flows. All adjustments were of a normal recurring nature. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements for the two years ended June 30, 1998. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10-KSB filing.



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

In calculating net income per common share, the net income was the same for both the basic and diluted calculation. A reconciliation between the basic and diluted weighted-average number of common shares for the three months and nine months ended March 31, 1999 and 1998 is summarized as follows:
[CAPTION]

                                               (Unaudited)		             (Unaudited)
                                          	Three Months Ended	        Nine Months Ended
                                                 March 31,                 March 31,
                                             1999	       1998    	     1999         1998
                                          ----------   ---------    ----------   ----------

Basic weighted average number
  of common shares outstanding
  during the period	                      8,685,347   	8,428,791	    8,668,400   8,428,157

Weighted-average number of dilutive
  common stock options outstanding
  during the period	                        321,855  	   371,565   	   401,483     188,357
                                          ---------    ---------     ---------   ---------

Diluted weighted average number
  of common and common equivalent
  shares outstanding during the period	   9,007,202  	 8,800,356	    9,069,483  	8,616,514
                                          =========    =========     =========   =========

Common stock equivalents of 154,457 outstanding during the three- and nine-month periods ended March 31, 1999 that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period.


NOTE 3.  COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standard No. 130 ("SFAS 130"), "Reporting Comprehensive Income," effective July 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. For the periods ended March 31, 1999 and 1998, comprehensive income was equal to the net income as presented in the accompanying condensed statements of income.


NOTE 4.  INVENTORIES

Inventories consisted of the following:
                                						      March  31,
						                                         1999
                                           ------------
        	Raw Material	                     $  3,032,915
        	Finished Goods	                      1,782,182
        	Inventory Reserve	                    (193,160)
                                           ------------
                                         		$  4,621,937
                                           ============

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment were as follows:


                                   						    March 31,
						                                         1999
                                           ------------
        	Land					                         $    354,744
        	Buildings		                   		     2,807,163
         Machinery and equipment	       	     1,693,844
                                           ------------

                                   						     4,855,751
        	Less accumulated depreciation
	           and amortization	          		     1,225,034
                                           ------------

                          					            $  3,630,717
				                                       ============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Condensed Financial Statements (unaudited) and Notes thereto appearing elsewhere in this Form 10-QSB.

Results of Operations

Sales for the quarter ended March 31, 1999 increased 12 percent to $3,381,088 compared to $3,016,141 in the same period of the prior year. Sales for the nine months ended March 31, 1999 increased 36 percent to $12,312,019 compared to $9,044,568 in the prior year period. The increases in sales for the year are attributable to the introduction of the new Synergie Lifestyle System product line which began shipping in July 1998 together with a 34 percent year-to-date increase in sales of the Company's line of medical supplies and soft goods. However, the January 1, 1999 implementation of new Medicare reimbursement guidelines related to physical therapy services for patients in long-term care facilities had a greater effect on slowing sales growth during January and February than was anticipated. In comparison, sales in the months of March and April 1999 trended upward toward more traditional levels.

The Synergie AMS device, which is part of the Synergie Lifestyle System, provides non-invasive vacuum massage treatments to skin and subcutaneous tissues. During the reporting quarter, the Company received formal clearance from the U.S. Food and Drug Administration to expand labeling claims for the Synergie AMS device to include the claim of "temporary reduction in the appearance of cellulite." This claim is strongly supported by the Company's research study which revealed that 91 percent of the participants reported a favorable reduction in the appearance of cellulite.

Total gross profit for the quarter ended March 31, 1999 increased to $1,362,923 as compared to $1,255,281 in the prior year period. Gross profit for the nine-month period ended March 31, 1999 increased to $5,381,984 compared to $3,805,963 in the same period of the previous year. These increases are directly attributable to sales of the new Synergie product line and increased sales of medical supplies and orthopedic soft goods. Gross margins as a percentage of sales declined during the reporting quarter to 40.3 percent compared to 41.6 percent in the same quarter of the prior year due to a shift in product mix. Sales of the Company's lower margin orthopedic soft goods increased during the reporting quarter while higher margin sales of medical devices declined. The decline in device sales is the result of the previously mentioned Medicare reimbursement changes as well as increased competition among device manufacturers. Gross margin percentages increased during the nine-month period to 43.7 percent compared to 42.1 percent due to the higher margins associated with the Company's Synergie products which comprised a high percentage of overall sales in the first quarter of fiscal year 1999.

Selling, general and administrative (SG&A) expenses for the three- and nine-month periods ended March 31, 1999, increased to $1,086,862 and $3,606,931 respectively, as compared to $856,656 and $2,602,517 respectively in the prior year periods. Expenses associated with introducing and supporting the new Synergie product line account for a significant portion of increased SG&A expenses during the quarter and nine-month period. In addition, efforts at the Company's Columbia operations to convert to new manufacturing methods resulted in increased operating expenses of approximately $223,000 for the nine months ended March 31, 1999. The majority of this conversion is now complete and is anticipated to increase capacity and improve operating efficiencies.

Research and development (R&D) expenses in the three months ended March 31, 1999 totaled $96,867, compared to $100,676 in the same period of the prior year. R&D expenses for the nine months ended March 31, 1999 were $436,412 compared to $345,592 in 1998. As a percentage of sales, R&D expenses in the three and nine months ended March 31, 1999 were 2.9 percent and 3.5 percent, respectively, compared to 3.3 percent and 3.8 percent for the same periods one year ago. R&D expenses for the reporting periods were associated primarily with development efforts on the new Synergie product line and upgrading the Company's ultrasound products. The Company expects R&D expenses as a percentage of sales to continue at current levels through the remainder of the year ending June 30, 1999.

Interest expense for the reporting quarter increased to $103,217 compared to $61,134 in the prior year period while interest expense for the nine-month period increased to $288,686 compared to $153,483 in 1998. These increases were associated with higher balances on the Company's line of credit due to increased inventories as well as new borrowings to finance capital improvement projects in fiscal 1998.

Income before tax for the quarter ended March 31, 1999 decreased to $87,113 compared to $257,738 during the same period of the prior year. Income before tax for the nine months ended March 31, 1999 increased to $1,076,128 compared to $768,619 in the prior year period. The decrease in pre-tax profits for the quarter ended March 31, 1999 was a result of lower margins associated with the shift in product mix, higher sales and marketing expenses related to the Synergie product line, and higher labor costs and operating expenses at the Columbia operation. Pre-tax income for the nine-month period increased due to sales of the new Synergie products and improved sales volumes of medical supplies and soft goods, together with the higher gross margins associated with the Synergie product line.

Income tax expense for the three and nine months ended March 31, 1999 was $31,634 and $419,668, respectively, as compared to $34,128 and $218,506, respectively in the prior year periods. The effective tax rate for the 1999 quarter was 36.3 percent compared to 13.2 percent for the same quarter last year. The effective tax rate for the nine months ended March 31, 1999 was 39.0 percent compared to 28.4 percent in 1998. The lower effective tax rates in the prior year periods reflect an adjustment of the valuation allowance for deferred tax assets which was reduced to -0- as of June 30, 1998 as detailed in the Company's annual report on Form 10-KSB as of that date.

Net income for the quarter ended March 31, 1999 decreased to $55,479 compared to $223,610 in the prior year period. Net income for the nine months ended March 31, 1999 increased to $656,460 compared to $550,113 in the same period of the previous year.

Liquidity and Capital Resources

The Company expects revenues from operations, together with amounts available under the Company's bank line of credit will be adequate to meet its working capital needs related to its business and its planned capital expenditures for the upcoming operating year.

The Company's current ratio at March 31, 1999 was 1.93 to 1. Current assets represent 59 percent of total assets.

Trade accounts receivable are from the Company's dealer network and are generally considered to be within term. All accounts payable are within term with the Company continuing its policy of taking advantage of any and all payment discounts available.

The Company has a revolving line of credit with a commercial bank with a maximum lending amount of $3,500,000 based on 30 percent of inventory (up to a lending amount of $1 million) and up to 80 percent of eligible accounts receivable. The outstanding balance on the line of credit at March 31, 1999 was $2,464,591. The line is secured by the Company's inventory and accounts receivable and bears interest at the bank's "Prime Rate," which was 7.75 percent per annum at March 31, 1999. The Company may also elect to lock in fixed rates on this agreement for 30 to 90 day periods at a rate equal to the London Interbank Offered Rate (LIBOR) plus
2.70% per annum.   This line is subject to annual renewal and matures on
November 30, 1999.  Accrued interest is payable monthly.

Inventory levels, net of reserves, at March 31, 1999 totaled $4,621,937 while net accounts receivable were $2,943,136. During the current fiscal year, inventories and receivables increased significantly to support the Company's introduction of the Synergie Lifestyle System. In addition, management has made a stronger effort to reduce backorders by increasing inventory quantities. Financing for these increases has been provided through cash flow from operations together with the Company's line of credit facility.

Long-term debt excluding current installments at March 31, 1999 totaled $2,300,395 comprised primarily of the mortgage loans on the Company's office and manufacturing facilities. The principal balance on the mortgage loans is approximately $2.2 million with monthly principal and interest payments of $26,900.

Business Plan

With the introduction of the new Synergie Lifestyle System product line, the Company is expanding its distribution network and opening new markets for products directed at the fields of plastic surgery, dermatology, and related non-medical aesthetic markets. The first direct mail piece advertising the new product line generated over 4,000 requests for information. This level of interest, coupled with strong indications of interest from the dealer network, led management to anticipate significantly more sales than were initially realized. As a result, inventory levels are currently higher than they would normally be. As sales of the new Synergie products increase, the Company expects inventories to decrease to more traditional levels. The Company believes the main reason sales of the Synergie products have not reached expected levels is the newness of the technology, the public's lack of experience with or exposure to the Synergie AMS or similar products, and the need for expansion and refinement of distribution channels. Interest in the product line remains strong, however, as sales continue to increase month
by month.   As the market becomes more familiar with this new product line, the Company believes that sales will continue to show steady improvement.

Other opportunities in the aesthetic market have been identified and plans are underway to develop other products and treatments. As the Aesthetic Division continues to grow and gain momentum, efforts will be focused on establishing a distribution network distinct from current distribution to allow greater sales focus and effort in both the rehab and aesthetic markets.

In recent years the popularity of nutritional supplements has grown significantly. It is estimated by industry sources that sales of nutritional supplements in the United States this year will reach 25 billion dollars with an annual growth rate estimated at 15-20%. In conjunction with knowledgeable consultants in the field of nutritional supplements, the Company has developed a line of 19 nutritional supplements. These supplements, which were initially developed as an integral part of the Synergie Lifestyle System, include such products as a multivitamin/mineral compound, a St John's Wort formulation, an antioxidant complex, an herbal calmative, and a calcium formula. The Company is now exploring ways to market these products directly to consumers including establishing an Internet presence to facilitate direct ordering. With currently high public interest in nutritional supplements, the Company believes that the high quality of the Synergie nutritional supplements will attract consumers as well as professional practitioners who in the past have not made nutritional supplements a part of their practice.

Since the acquisition of Superior Orthopaedic Supplies in May 1996, the Company has nearly tripled sales of medical products and supplies compared to pre-acquisition levels. The start-up of the treatment table and rehabilitation products manufacturing operation in South Carolina has further broadened the Company's product line. The Company believes that offering a broad product line is of strategic importance as clinics continue to consolidate and develop centralized purchasing policies that favor single source suppliers for their medical device and supplies needs. To capitalize on its broader product line, the Company published its first full-line catalog in January 1997. In February 1998, the Company introduced a new version of its catalog with twice the number of products as the first catalog. The Company has just finished its 1999-2000 catalog with over 800 products and is in the process of distributing it through its distribution network to practitioners. This new catalog is expected to continue to stimulate sales growth of the Company's products.

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

Current economic conditions in many Pacific Rim countries have hurt sales not only to Japan, but to other countries including Korea and Taiwan. However, with sustained marketing efforts combined with improved economic stability, the Company anticipates sales will improve in this part of the world. Initial marketing efforts in Europe are expected to be undertaken in fiscal year 2000, continuing the Company's international expansion. As a prerequisite to this effort, the Company is in the process of qualifying its "50 Series Plus" products for the CE Mark which will allow these devices to be marketed in all European Union member states. The Company believes it will complete the CE Mark registration in early fiscal year 2000. In addition, the Company is making progress in its efforts to meet the requirements for ISO 9001 certification which is a validation of the Company's quality manufacturing practices. This certification is also expected to be completed within the next six months. International markets are more difficult to develop and subject to risks such as currency fluctuations, political and economic instability and regulatory barriers to entry by foreign governments.

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

The Company has carefully assessed its state of readiness, and is in the process of assessing the readiness of third parties with which the Company interacts, with respect to the Year 2000 problem. The Company intends to use both internal and external resources to reprogram, or replace and test its software for Year 2000 modifications as needed. However, if such modifications or conversions are not made, or are not completed timely, the Year 2000 problem could have a material impact on the operations of the Company. The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 problems.

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

         There are no material legal proceedings pending to which the Company is a party or of which any of its property is the subject which require disclosure in this statement.

Item 4.	 Submission of Matters to a Vote of Security Holders

	        N/A

Item 6. 	Exhibits and Reports on Form 8-K

         A)  Exhibits
               	No.      Description
             --------    -----------
               	27	      Financial Data Schedule

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   DYNATRONICS CORPORATION
                                   -----------------------
                              		          Registrant




Date        5/13/99                /S/ Kelvyn H. Cullimore, Jr.
    -----------------------        -----------------------------
                                   Kelvyn H. Cullimore, Jr.
                                   President
                                   Chief Executive Officer




Date        5/13/99                /S/ John L. Hales
    -----------------------        -----------------------------
                                  	John L. Hales
                                  	Chief Financial Officer and
                                  	Principal Accounting Officer