Form 10KSB
period 1999-06-30
DYNATRONICS CORP
filed 1999-09-28
CIK 720875

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                FORM 10-KSB

(Mark One)
[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1999.

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________.

Commission file number 0-12697

                          DYNATRONICS CORPORATION
             (Name of small business issuer in its charter)
            Utah            	    					                87-0398434
 ------------------------                     -----------------------------
	(State of Incorporation)	    		       			(I.R.S. Employer Identification No.)

                           7030 Park Centre Drive
                        Salt Lake City, Utah  84121
                               (801) 568-7000
   (Address of principal executive offices, zip code, telephone number)

        Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes    X    or No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registraut's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended June 30, 1999 were $15,956,798. The aggregate market value of the voting common stock held by non-affiliates of the issuer was approximately $7,160,000 as of September 22, 1999, based on the average bid and asked price on that date.

The number of shares outstanding of each of the issuer's classes of common stock as of September 22, 1999 was:
        	Class		                      						  	  Shares Outstanding
         -----                                   ------------------
Common Stock, no par value					              	        8,738,294

The Company hereby incorporates information required by Part III (Items 11 and 12) of this report by reference to the Company's definitive proxy statement to be filed pursuant to Regulation14A and provided to shareholders subsequent to the filing of this report.

Transitional Small Business Disclosure
Format (Check One):
Yes 			No     X

                                   PART I

Item 1. Description of the Business

  	Dynatronics Corporation ("Dynatronics" or the "Company"), a Utah corporation, was organized April 29, 1983. The principal business of the Company is the design, manufacture and sale of medical and aesthetic products including: 1) medical devices for therapeutic applications, 2) medical supplies and soft goods, 3) treatment tables and rehabilitation products for use by practitioners and 4) aesthetic products and nutritional supplements. The Company distributes its products through independent dealers nationwide and internationally as well as through its own full-line catalog.

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

  	In January 1997, the Company acquired certain assets in Columbia, South Carolina to begin manufacturing physical therapy treatment tables, rehabilitation parallel bars, and other specialty rehabilitation products. In July 1999, the Company consolidated this operation into its Chattanooga, Tennessee facility to increase efficiencies.

  	In fiscal year 1999, the Company expanded into the aesthetic products market with the introduction of the new Synergie AMS device. This new product incorporates therapeutic massage technology to achieve, among other things, a temporary reduction in the appearance of cellulite-a claim for which the Company received clearance by the U.S. Food and Drug Administration during fiscal year 1999. This claim is strongly supported by a Company-sponsored research study in which 91% of participants reported favorable reductions in the appearance of cellulite. In conjunction with the Synergie AMS device, the Company markets accessory items as well as a line of nutritional supplements manufactured to proprietary specifications. These devices, accessories and nutritional supplements comprise the Synergie Lifestyle System.

                    Description of Products Manufactured
                     and/or Distributed by the Company

  	The Company's product line can be divided into four primary categories:
(1) Therapy Devices including Electrotherapy and Therapeutic Ultrasound; (2) Medical Supplies and Soft Goods; (3) Treatment Tables and Rehabilitation Equipment; and (4) Aesthetic Products. The Company's products are used primarily by physical therapists, chiropractors, sports medicine practitioners, podiatrists, plastic surgeons, dermatologists, and other aesthetic services providers.

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

  	Therapeutic Ultrasound - Ultrasound therapy is a process of providing therapeutic deep heat to muscle tissues through the introduction of soundwaves into the body. It is one of the most common modalities used in physical therapy today for the treatment of pain relief, muscle spasms and joint contractures.

"50 Series Plus" Products

  	During fiscal year 1997, the Company introduced seven new devices, including the Dynatron 125 and 525 which target the low-priced segment of the market, together with five new "50 Series Plus" products, which add additional features and capabilities to the popular "50 Series" line of products while at the same time further reducing the cost of manufacturing the products.
(See Schedule of Therapy Products below.) Dynatronics intends to continue development of its electrotherapy and ultrasound technology and remain a leader in the design, manufacture and sale of therapy devices. Therapy devices and related products accounted for 35% of total sales revenue in fiscal year 1999.

Iontophoresis

   In fiscal year 1997, the Company added Life-Tech's line of iontophoresis products to its family of therapy devices offered to practitioners. These products include the Iontophor IIr and Microphorr devices which are used in physical medicine applications primarily for treating inflammation. The devices use electrical current to deliver drugs such as lidocaine and dexamethasone through the skin for localized treatment of inflammation through the use of a disposable electrode. The products sold by the Company include the electrical current generating device (Microphorr and Iontophor IIr) and the disposable electrodes into which the drug of choice is placed by the practitioner.

   The chart below lists the therapy device products manufactured and marketed by the Company which materially contributed to total Company sales in fiscal year 1999.

                         Schedule of Therapy Products
               Manufactured and/or Distributed by Dynatronics
[CAPTION]

            									                                When
Product Name			       Description	  		               Introduced
------------          -----------                    ----------
Dynatron 125			       Ultrasound				                 1st quarter fiscal year 1997

Dynatron 525			       Electrotherapy				             1st quarter fiscal year 1997

Iontopho II &			      Iontophoresis				              1st quarter fiscal year 1997
Microphor +

Dynatron 150 Plus**		 Ultrasound				                 3rd quarter fiscal year 1997

Dynatron 550 Plus**		 Multi-modality Electrotherapy		3rd quarter fiscal year 1997

Dynatron 650 Plus**		Multi-modality Electrotherapy		 3rd quarter fiscal year 1997

Dynatron 850 Plus**		Combination Electrotherapy/		   3rd quarter fiscal year 1997
                 				Ultrasound

Dynatron 950 Plus**		Combination Electrotherapy/		   3rd quarter fiscal year 1997
                 				Ultrasound
_____________________

Dynatron is a registered trademark (#1280629) owned by Dynatronics
Iontophor II and Microphor are registered trademarks owned by Life Tech, Inc.

	** "50 Series Plus" Product Line
	+ Both manufactured by Life-Tech


Medical Supplies and Soft Goods

  	In May 1999, the Company introduced its 1999-2000 product catalog containing 300 new products. In all, this catalog contains an extensive line of approximately 900 products. With the introduction of the expanded 1999-2000 catalog, the Company has created a virtual "one-stop shop" for rehabilitation professionals.

  	Medical supplies and soft goods currently manufactured by the Company include: hot packs, therapy wraps, wrist splints, lumbar supports, cervical collars, slings, cervical pillows, back cushions, weight racks, and wood and metal treatment tables. Products distributed by the Company include: cold packs, skin cleanser, lotions and gels, paper products, athletic tape, canes and crutches, reflex hammers, stethoscopes, splints, elastic wraps, exercise weights, Thera-Band? tubing, wheelchairs, walkers, treadmills, stair climbers, hydrocollators, whirlpools, gloves, electrodes, tens devices, and traction equipment. The Company is continually seeking to expand its line of medical supplies and soft goods.

----------------
Thera-Band is a registered trademark of Hygenic Corp.

Treatment Tables and Rehabilitation Equipment

  	In January 1997, the Company acquired a metal treatment table manufacturing operation in Columbia, South Carolina. In July 1999, the Company consolidated this operation into its Chattanooga facilities in order to improve efficiencies. Products currently manufactured and distributed include motorized and manually-operated physical therapy treatment tables, rehabilitation parallel bars, and other specialty rehabilitation products.

   As a result of the acquisitions of Superior and the treatment table manufacturing operation, the Company has become a broad-line supplier in the physical medicine market. The target markets for these products are physical therapy, chiropractic, podiatry, sports medicine, industrial and occupational medicine, family practice, long-term care facilities, and the sub-groups of each of these specialties.

Aesthetic Products

  	In July 1998, the Company began shipments of its new Synergie line of products, referred to as the Synergie Lifestyle System. The centerpiece of this new line of aesthetic products is the Synergie AMS device which applies therapeutic massage to skin and subcutaneous tissues to, among other things, achieve a temporary reduction in the appearance of cellulite-a claim for which the Company received U.S. Food and Drug Administration clearance during the fiscal year.

  	In December 1999, the Company released the results of a Company-sponsored study which revealed that 91% of participants reported experiencing a reduction in the appearance of cellulite. In addition, participants, on average, showed a six inch composite loss in girth around the hips, thighs, buttocks and arms.

  	While undergoing treatments, a patient wears a special body suit to facilitate proper technique and to insure modesty. This body suit is part of the line of accessory products sold by the Company to Synergie practitioners. In addition, the Company offers a special motorized treatment table designed specifically to accommodate Synergie treatments.

  	The Synergie Lifestyle System incorporates Synergie AMS treatments with proper exercise and nutrition to achieve optimal results. To assist in proper nutrition, the Company, with the assistance of knowledgeable consultants, developed and introduced as part of the Synergie Lifestyle System, a line of nutritional supplements including an Anti-Oxidant complex, Multivitamin/Mineral compound, St. John's Wort formulations and a Calcium supplement. Trademarked "SynergieNSP," these nutritional supplements will be marketed through clinics offering the Synergie Lifestyle System treatments, and through other direct marketing channels.

  	The Synergie line of products is the Company's first foray into aesthetic products. In the opinion of management, the aesthetic products market carries much potential for future development and growth.

Allocation of Sales Among Key Products

  	The Synergie AMS device and related products accounted for approximately 23% of the Company's sales in fiscal year 1999. No other single product accounted for more than 15% of the Company's revenues during any of the last two fiscal years. Therapy devices and related products represented approximately 52% and 35% of total sales in 1998 and 1999, respectively.
Medical supplies and soft goods accounted for 40% and 35% of total sales in 1998 and 1999, respectively.

Low Power Laser

  	The use of low-power laser stimulation (biostimulation) in medicine is in sharp contrast to the surgical, cauterizing, or cutting uses for which laser has been most commonly known in the past. In biostimulation, the power output of the laser the emitting device is reduced to a point of providing a mild stimulation to body tissues and functions. Biostimulation is a claimed therapeutic application of the low-power laser as opposed to the surgical or burning effect achieved by higher-power units.

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

  	In the 1980's, Dynatronics filed a PMA for its Dynatron 1120 low-power laser device. In spite of the Company's expenditure of substantial effort and resources, the FDA refused to clear the laser for general marketing due to inconclusive evidence of the effectiveness of the device. Due to the subjective nature of the process and the required commitment of human and monetary resources, the Company is not currently seeking FDA clearance of a low-power laser device. Instead, the Company continues to seek indications of efficacy of the devices that can be more easily demonstrated in a PMA. Should such an indication of efficacy be identified, the Company would again give consideration to actively seeking FDA approval of a low-power laser device.

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

                       Description of the Company's
                  Marketing and Manufacturing Operations

Patents and Trademarks

  	The Company currently holds a patent on the "Target" feature of its electrotherapy products which will remain in effect until July 18, 2006 and a patent on its multi-frequency ultrasound technology which will remain in effect until June 2013. A patent pertaining to the Company's new Synergie AMS device was filed with the patent office during this past year and is currently pending.

   The trademark "Dynatron" has been registered with the United States
Patent and Trademark Office and the appropriate government offices in Japan. In addition, registration applications have been filed for the trademark and service mark "Synergie," and for the trademark "Synergie NSP." The
Company's other copyrightable material is protected under U.S. copyright laws.

Warranty Service

  	The Company warrants all products it manufactures for time periods ranging in length from 90 days to one year after the sale. The Company also sells accessory items supplied by other manufacturers. These accessory products carry warranties similar to those offered by the Company. Warranty service is provided from the Company's Salt Lake City and Chattanooga facilities, according to the service required. These warranty policies are
comparable to warranties generally available in the industry.   Warranty
claims as a percentage of gross sales were not material in fiscal years 1998 and 1999.

Customers/Market

  	With the acquisition of Superior and the introduction of the new Synergie product line, the Company has expanded its dealer network to over 250 wholesale dealers throughout the United States and internationally. These dealers are the primary customers of the Company. The dealers purchase and take title to the products. Products are sold by dealers primarily to chiropractors, podiatrists, physical therapists, sports medicine specialists, medical doctors, hospitals, plastic surgeons, dermatologists and aestheticians.

  	The Company has entered into preferred vendor relationships with certain national chains of physical therapy clinics and hospitals. No single dealer or national account or group of related accounts was responsible for 10% or more of total sales in fiscal years 1998 or 1999.

  	The Company exports products to approximately 25 different countries. International sales (i.e., sales outside North America) represented approximately $652,400, or 5% of the Company's total sales in fiscal 1998 and approximately $522,200, or 3% of sales in fiscal 1999. The reduction in foreign sales is directly related to Asia's economic and financial troubles which have affected sales in that region.

   In June 1999, the Company completed requirements to market its 50
Series Plus products in the European Union and anticipates sales ramping up in that region in fiscal year 2000. The Company has no foreign manufacturing operations.

Competition

  	Despite significant competition, the Company has distinguished key products by using the latest technology, such as its patented Target feature and patented multi-frequency ultrasound technology. The Company believes that these features, along with integration of cutting edge technology in the design of each product, have made the Company a leader in technologically advanced electrotherapy, ultrasound and therapeutic massage devices. In addition, manufacturing many of the medical supplies, soft goods and tables sold by the Company allows the Company to focus on quality manufacturing at competitive prices. The Company believes this gives it an edge over many competitors who are solely distributors of such products.

  	Electrotherapy/Ultrasound. The competition in the clinical market for electrotherapy and ultrasound devices is from both domestic and foreign companies. No fewer than a dozen companies produce devices similar to those of the Company. Some of these competitors are larger and better established, and have greater resources than the Company. Few companies, domestic or foreign, provide multiple-modality devices, and none offer all the features found in the Dynatron 950 Plus. No competitor offers the ultrasound feature of three frequencies on multiple-sized soundheads for which the Company holds a patent. The primary competitors in the electrotherapy and ultrasound products sales include: Chattanooga Group, Rich-Mar, Mettler Electronics, Excel Tech, Ltd., Amrex and Williams Healthcare.

  	Medical Supplies & Soft Goods. The Company competes against various manufacturers and distributors of medical supplies and soft goods, some of which are larger, more established and have greater resources than the Company. Excellent customer service along with providing value to customers is of key importance in this segment of the market. While there are many specialized manufacturers in this area, only a few such as Chattanooga Group, Fabrication Enterprises and Bailey Manufacturing actually manufacture a broad line of competitive products. Other competitors are primarily distributors such as EMPI, Graham Field, Sammons Preston, Meyers Distributing and AliMed Inc.

  	Iontophoresis. Competition in the iontophoresis market is primarily from IOMED and EMPI. Both of these competitors have a much larger market share than Life-Tech, the manufacturer of the iontophoresis products marketed and sold by the Company. The Company believes that Dynatronics' strong distribution network is important to its continued ability to compete against
these larger companies.   In addition, the Life-Tech products are
conspicuously priced lower than either IOMED or EMPI.

  	Treatment Tables. The primary competition in the treatment table market is from domestic manufacturers including Hausmaun Industries, Sammons Preston, Bailey Manufacturing, S&W Enterprises, Tri-W-G, Chattanooga Group, Henley Healthcare, Medfit and Clinton Industries. Dynatronics' combination of industry experience, quality and competitive pricing provide the foundation for the Company to compete in this marketplace. In addition, some foreign competitors may gain pricing advantages from time to time due to currency fluctuations related to the U.S. dollar.

  	Aesthetic Products. The Company has two primary competitors in the therapeutic massage industry: LPG Systems and Luxar Corporation. The Synergie device is unique in that it is much less expensive than competitive units. In addition, the Synergie Lifestyle System utilizes unique processes and technology which are the subject of a patent applied for by the Company, and also incorporates a complete program including treatments, exercise, and nutrition for optimal results. Dynatronics' well-established network of distributors provides another competitive advantage in the marketplace for these products.

   The distribution of nutritional supplements which are part of the Synergie Lifestyle System is highly competitive. The Company competes directly with other entities that manufacture and/or distribute similar products. Many of these competitors are substantially larger than the Company and enjoy greater financial resources, broader name recognition and stronger market penetration. Leading distributors of nutritional supplements include Herbalife International, Inc., Nature's Sunshine Products, Inc., Rexall, Inc., Twinlab Corporation, Shaklee Corporation, NuSkin International, Inc., and General Nutrition Centers.

  	Information necessary to determine or reasonably estimate the Company's, and its competitors', market share in any of these markets is not available.

Manufacturing and Quality Assurance

  	Manufacturing of the Company's therapy devices, soft goods and other medical products is conducted at the Company's facilities in Salt Lake City, Utah and Chattanooga, Tennessee. The Company sub-contracts the production of certain components, but all work is performed to Dynatronics' specifications. Sub-assembly, final assembly and quality assurance procedures are all performed by trained staff at the Company's manufacturing facilities in Salt Lake City and Chattanooga. All component parts used in Dynatronics' device designs and all raw materials for medical supplies and soft goods manufacturing are readily available from suppliers.

  	Dynatronics conforms to Good Manufacturing Practices as outlined by the FDA. This includes a comprehensive program for processing customer feedback and analyzing product performance trends. By insuring prompt processing of timely information, the Company is better able to respond to customer needs and insure proper operation of its products. All products are marketed pursuant to FDA regulations.

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

  	During fiscal year 1999, the Company qualified for ISO 9002 Registration which is an internationally recognized standard for quality systems and manufacturing processes adopted by over 90 countries. In addition, the Company qualified for the CE Mark Certification on its 50 Series Plus products. The Company is now able to market these products throughout the European Union and in other countries. It is anticipated that during the coming fiscal year, Dynatronics will qualify for full ISO 9001 certification-a recognized world-wide standard for quality systems.

Research and Development

  	The Company has historically been very committed to research and development. In 1998 and 1999 the Company expended $574,822 and $581,186, respectively, for research and development which represented approximately 4.7% and 3.6% of the gross revenues of the Company in those years, respectively. Substantially all of the research and development expenditures were for the development of new products, including the new Synergie product line, or the upgrading of existing products. Because of its strong commitment to the future and to providing the most current technology in its medical devices, the Company projects it will continue to invest in research and development at amounts similar to those indicated above in fiscal year 2000.

Regulatory Matters

   The manufacture, packaging, labeling, advertising, promotion, distribution and sale of the Company's products are subject to regulation by numerous national and local governmental agencies in the United States and other countries. In the United States, the Food and Drug Administration (FDA) regulates the Company's products under the Food, Drug, and Cosmetic Act ("FDC Act") and regulations promulgated thereunder. Advertising and other forms of promotion and methods of marketing of the Company's products are subject to regulation by the Federal Trade Commission ("FTC") under the Federal Trade Commission Act ("FTC Act").

   With the exception of low power laser devices, all of the Company's therapeutic and aesthetic treatment devices as currently designed have been cleared for marketing under section 510(k) of the FDC Act or are considered 510(k) exempt. If a device is subject to section 510(k), the FDA must receive premarket notification from the manufacturer of its intent to market the device. The FDA must find that the device is substantially equivalent to a legally marketed device before the agency will clear the device for marketing. In addition, certain modifications to the Company's marketed devices may require a premarket notification and clearance under section 510(k) before the changed device may be marketed, if the change or modification could significantly affect safety or effectiveness. All the Company's devices, unless specifically exempted by regulation, are subject to the FDC Act's general controls, which include, among other things, registration and listing, adherence to the Quality System Regulation requirements for manufacturing, Medical Device Reporting and the potential for voluntary and mandatory recalls.

   The Company's Synergie NSP products generally are regulated as dietary supplements under the FDC Act, and therefore are not subject to premarket approval by the FDA. Dietary supplements are also regulated under the Dietary Supplement Health and Education Act of 1994, as amended ("DSHEA"). The

DSHEA revised provisions of the FDC Act concerning the regulation of these products, for the first time defining "dietary supplements" and establishing specific rules for their manufacture and labeling.

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

   The FDA issued final dietary supplement labeling regulations in 1997 that require a new format for product labels which became effective in March 1999. All companies in the dietary supplement industry are required to comply
with these labeling regulations.   The Company believes it is in compliance
with this new regulation.

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

Employees

  	On June 30, 1999, the Company had a total of 134 full-time employees and 8 part-time employees, compared to 124 full-time and 7 part-time employees as of June 30, 1998. The increase in number emloyees is primarily the result of the introduction of the new Synergie product line.

Item 2.   Properties

  	The Company's headquarters and principal place of business is located at 7030 Park Centre Drive, Salt Lake City, Utah 84121. The Company's headquarters consist of a single facility housing administrative offices and a plant facility totaling approximately 36,000 square feet. The Company owns the land and building, subject to a mortgage requiring a monthly payment of approximately $16,325. The mortgage matures in 2013.

   During 1997, the Company sold 2.25 acres of land in Salt Lake City and acquired 3.38 acres of land and the 22,500 sq. ft. facility previously leased in Ooltewah, Tennessee in a tax-free exchange. In March 1998, the Company completed the construction of an additional 20,000 sq. ft. warehouse facility at the Ooltewah, Tennessee location. This new facility was financed through a mortgage requiring monthly payments of $7,182. The mortgage matures in 2012. Incorporated in this construction was completion of site work for a 20,000 sq. ft. addition to the new building. As part of the overall expansion, the wood shop operations were moved from a 4,000 sq. ft. leased facility to the 10,000 sq. ft. building that formerly served as the warehouse. This campus comprises the Company's Tennessee operations.

   The Company believes the facilities described above are adequate to accommodate presently expected growth and needs of the Company for its operations.

  	The Company owns or leases equipment used in the manufacture and assembly of its products. The nature of this equipment is not specialized and replacements may be readily obtained from any of a number of suppliers. The Company also owns and leases computer equipment and engineering and design equipment used in its research and development programs.

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

                          					              Year Ended June 30,
	                                      1998	                      1999
                                       ----                       ----
						                          High         Low           High         Low
                                --------------------------------------------
1st Quarter (July-September)	   $1.40      	$ .78         	$5.88      	$2.31
2nd Quarter (October-December)  $1.47      	$ .88         	$3.88       $1.88
3rd Quarter (January-March)	    $1.47      	$ .88         	$3.25       $1.50
4th Quarter (April-June)	       $3.88      	$1.34         	$1.72       $1.00

  	Holders. As of September 22, 1999, the approximate number of common stock shareholders of record was 540. This number does not include beneficial owners of shares held in "nominee" or "street" name. Including beneficial owners, the Company estimates that the total number of shareholders exceeds 2,000.

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

  	Stock Options. In 1998, the Company granted options pursuant to stock option plans or employment or other agreements. The total number of shares of common stock issuable under such options is 404,037 shares with an average exercise price of $1.00. In 1999, the Company granted options pursuant to stock plans. The total number of shares of common stock issuable under such options is 195,791 shares with an average exercise price of $2.03. These options were issued without registration under the Securities Act in reliance upon exemptions relating to grants of securities made pursuant to certain written plans.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Selected Financial Data

   The table listed below summarizes selected financial data for the Company contained in the financial statements forming a part of this report.

                          SELECTED FINANCIAL DATA
                         Fiscal Year Ended June 30
[CAPTION]

                             		1999          	1998        	1997          1996           1995
                          --------------------------------------------------------------------
Net Sales                 $ 15,956,798  		12,283,064   	10,160,467	    6,784,748	    6,112,241
Net Income (loss)        	$    718,080	      664,788      	612,539    	 (193,892)      217,083
Net Income (loss)
   Per share (diluted)	   $        .08          	.07          	.07         	(.02)	         .03
Working Capital           $  4,251,703	   	3,502,777    	3,027,119    	2,616,464	    3,319,272
Total Assets              $ 13,854,197  		11,641,948	    9,642,479    	8,508,609	    7,187,328
Long-term Obligations    	$  2,984,041	   	3,376,017    	2,534,553    	2,856,302   	 2,399,371

Fiscal 1999 Compared to Fiscal 1998

Results of Operations

  	Sales for the fiscal year ended June 30, 1999 increased 30% to a record $15,956,798, compared to $12,283,064 in fiscal year 1998, which was also a record to that point. Sales of the Company's new Synergie products together with increased sales of medical supplies and soft goods were primarily responsible for the increase in sales for the fiscal year 1999. The Company sold more than $3.5 million worth of Synergie products during the year, making Synergie the most successful new product introduction in Dynatronics' history. The Company's Tennessee operation has grown from $2.1 million in sales annually to approximately $6 million in fiscal year 1999, since the Company acquired it in May 1996.

  	The Company's gross margin as a percent of sales increased to 43% in
fiscal year 1999 compared to 42.3% in fiscal year 1998.   Higher margins
associated with the Company's Synergie products increased overall margins. Based on current forecasts, the Company anticipates margins will remain relatively constant in fiscal year 2000 compared to fiscal year 1999.

  	The Company's 1999 selling, general and administrative (SG&A) expenses were $4,815,287 compared to $3,542,531 in fiscal year 1998. The increase in total SG&A expense can be attributed to two factors. First, the introduction of the new Synergie product line required adding new personnel and the expenditure of additional resources in sales and marketing efforts, including advertising expense designed to familiarize the market with these innovative products. Second, the Company's operations in Columbia, South Carolina, encountered significant challenges in achieving efficiencies associated with the transition to more sophisticated methods of manufacturing. The Company incurred operating losses of approximately $330,000 for the fiscal year. As a result, in June 1999, the Company consolidated these operations with its Tennessee operations. This consolidation required the recognition of another $107,000 in one-time write offs associated with the closure of the Columbia facility. Overall, the losses associated with the Columbia operations during fiscal year 1999 were approximately $437,000, which is reflected in the higher SG&A expenses for the year.

  	During fiscal year 1999, the Company maintained its commitment to research and development (R&D), expending $581,186 for the year, compared to $574,822 in fiscal year 1998. R&D expenses for fiscal year 1999 were related primarily to sustaining engineering for existing products as well as the development of new products, including the new Synergie product line.

  	Operating income in fiscal year 1999 increased 36% to a record $1,472,392 compared to $1,082,477 in fiscal year 1998. This increase is due to increased gross margin dollars generated by the 30% increase in sales.

   In the year ended June 30, 1999, the Company's effective tax rate was 38% compared to 27.8% in fiscal year 1998. In fiscal year 1998, the Company benefited from the recognition of certain tax attributes including a determination to eliminate its reserve for deferred tax assets, which alone lowered overall tax expense in fiscal year 1998 by approximately $37,000.

   Net income for fiscal year 1999 increased 8% to a record $718,080, compared to $664,788 in fiscal year 1998. This improvement was a direct result of the increase in sales particularly from the introduction of the new Synergie product line.

  	The Company has not been materially affected by seasonality factors in its business operations.

Liquidity and Capital Resources

   Significant growth of the Company in 1999 also resulted in growth in inventories and accounts receivable. The Company has financed its growth primarily through cash flow from operations and from its line of credit facility. Inventories increased during the year by $1,807,963 to $4,492,274 at June 30, 1999. Based on initial indications of interest from the Company's dealer network, demand for the new Synergie line of products was anticipated to be much higher than was actually realized. Inventory levels were escalated to meet that anticipated demand. Management expects that inventory levels related to Synergie products will decrease during fiscal year 2000 as sales of the new Synergie product line reduce existing inventories, which are higher than currently required.

   Trade accounts receivable during fiscal year 1999 increased $563,512 to $2,779,486 primarily due to the introduction of the new Synergie product line. As a result of the growth in inventories and accounts receivable, line of credit balances increased $1,495,997 during the year. Management expects that revenues from operations, together with available sources of borrowing, will be adequate to meet the Company's working capital needs related to its business and its planned capital expenditures for the upcoming year.

   Working capital at June 30, 1999, totaled $4,251,703. The Company's current ratio at June 30, 1999 was 2.0 to 1.

   The Company maintains an open line of credit with a commercial bank in the amount of $3.5 million. Interest on the line of credit is based on the bank's index rate plus one-half percent which at June 30, 1999, equaled 8%. The line of credit is collateralized by certain accounts receivable and inventories. As of June 30, 1999, $2.6 million was outstanding on the line of credit, which is renewable annually in November of each year. The line of credit agreement contains restrictive covenants requiring the Company to maintain certain financial ratios. As of June 30, 1999, the Company was in compliance with these covenants.

  	Long-term debt excluding current installments at June 30, 1999 was $2,364,593. This debt represents primarily the mortgages against real property owned by the Company.

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

Outlook

Over the past five years, Dynatronics has annually experienced double digit growth in sales. This growth is the result of many factors including acquisitions, strategic alliances and the introduction of new products. These efforts culminated in fiscal year 1999 reflecting not only record sales of almost $16,000,000, but record profits as well.

During the year, the Company introduced the most comprehensive catalog in its history offering more than 900 products. This catalog represents years of efforts to position Dynatronics as one of the broadest line suppliers in the physical medicine market. More importantly, Dynatronics manufactures the most strategic of these products, which allows the Company to achieve greater customer satisfaction by insuring quality products and competitive pricing.

A major component of the Company's growth has been the introduction of aesthetic products associated with the Synergie product line. Diversification into the aesthetic products market is a key element in the Company's future growth strategy. This potentially lucrative market is not subject to many of the regulatory restrictions or limitations associated with capitated reimbursement and managed care in the medical sector, which affect other product lines offered by the Company.

The Company intends to introduce additional aesthetic products during the coming fiscal year and make significant efforts to broaden and strengthen its channels of distribution in this market. Management believes it has the capital and human resources necessary to make solid progress in better establishing the Company in this new and exciting market.

Based on first year sales, the Synergie AMS device has been the most successful product ever introduced by the Company, despite the fact that sales did not reach levels originally anticipated. The expectation of higher sales led to over-purchasing of inventory and resulting increases in the Company's line of credit to finance the higher level of inventories. Nevertheless, the proven effectiveness of the Synergie AMS device and the increasing acceptance of the market has caused management to remain enthusiastic about the future potential of this unique line of products.

The Company has determined that it will expand its sales effort by establishing a direct sales force for the Synergie line and other products designed specifically for the aesthetics market. By having Company representatives in the field there will be a more focused effort in the sales of these products, which are expected to result in increased revenues and profits. In the regions where existing dealers have been committed to Synergie and have established separate sales representatives for the product line, the Company will not make any changes. However, Company representatives eventually will be placed in all other parts of the country. These efforts have already begun, and it is felt that it will require at least a year to put the full sales force in place.

Establishing the new sales organization will be costly, which will negatively impact earnings during fiscal 2000. Management feels that the long-term benefit of establishing a major distribution channel to the aesthetics market will justify the short-term disadvantage. Shareholder value should be significantly affected in a very positive way by the financial benefits which are projected to accrue from this reorganization.

The Company's commitment to this method of sales and distribution is underscored by the fact that Kelvyn H. Cullimore Sr., the Company's Chairman, is personally taking the responsibility of establishing the direct sales network.

The introduction of new aesthetic products and these enhancements in the sales and distribution methods will serve as the primary strategies in developing this market in the coming year.

The past year was also challenging in the rehabilitation products market. In January 1999, Medicare implemented new regulations which capitated reimbursement for many types of therapy, including physical therapy. This resulted in a temporary decline in demand for rehabilitation products such as those marketed by Dynatronics.

The Company also experienced operating losses at its Columbia, South Carolina facility, as described above. An attempt to change to more sophisticated methods of manufacturing in that facility created inefficiencies that led to unacceptable operating losses. Therefore, management decided to consolidate the Columbia operations with the Tennessee facility. Arrangements have been made with key vendors to sub-contract portions of the manufacturing process, allowing the Company to retain a valued line of products and eliminating overhead associated with the Columbia facility.

Some continuing expenses related to the shut down of the Columbia plant will be recognized during fiscal year 2000 since the transition did not occur until July 1999. The changes should result in the elimination of more than $200,000 in losses from fiscal year 1999 to fiscal year 2000.

In response to the recent challenges of the rehabilitation products market, the Company has made changes to reduce overhead and realign responsibilities.
These changes generated annual savings of $350,000. However, only about half of the changes are expected to be permanent since anticipated growth will require filling some positions in the latter half of fiscal year 2000.

Over the coming year, efforts will be focused on improving market share in the rehabilitation products market through strengthening lines of distribution, re-engineering key product lines and focusing on improving brand recognition of the most important product lines.

Providing additional impetus to the growth for the next fiscal year is the potential of opening more international markets in Europe. During the past year, Dynatronics line of electrotherapy and ultrasound products were certified for sale in European Union countries. This was made possible by the completion of ISO 9002 registration and the awarding of the CE Mark to the Company's "50 Series Plus" line of products. Even so, management recognizes that success in foreign markets is not assured and will require sustained effort over time.

A key component in the Company's past growth strategy has been the pursuit of strategic acquisitions and business alliances. This component will continue to be evaluated as part of the Company's ongoing strategy for growth. The Company utilizes very strict criteria in evaluating potential acquisitions and alliances to minimize risk and to improve the proper fit of any acquisition or alliance.

Looking forward, the Company will focus its resources in the following areas:

	Improving distribution in the aesthetic products market
	Introducing new aesthetic products
	Strengthening distribution of rehabilitation products
	Re-engineering key rehabilitation product lines
	Initializing distribution of products in Europe
 Evaluating key opportunities for growth through strategic acquisitions and business alliances.

The business strategies of the past have yielded steady growth over the last five years. Recent consolidations and reductions in overhead will allow for more efficient and profitable operations in the coming year. Pursuit of these key strategies will not come without a cost. Every effort will be made to effectively manage those costs. The accomplishment of these objectives is considered critical to achieving future growth of the Company beyond fiscal year 2000.

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

   Technological Obsolescence. The business of designing and manufacturing medical and aesthetic products is characterized by rapid technological change. Although the Company has obtained patents on certain aspects of its technology, there can be no assurance that the Company's competitors will not develop or manufacture products technologically superior to those of the Company.

   Extensive Government Regulation. The manufacture, packaging, labeling, advertising, promotion, distribution and sale of the Company's products are subject to regulation by numerous national and local governmental agencies in the United States and other countries which adds to the expense of doing business and, if violated, could adversely affect the Company's financial condition and results of operations.

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

   Product Liability.  Manufacturers and distributors of products used in the medical device and nutritional supplements industries are from time to time subject to lawsuits alleging product liability, negligence or related theories of recovery, which have become an increasingly frequent risk of doing business in these industries. Although from time to time lawsuits may arise or claims asserted based on product liability matters, all such actions have
been insured against.    Although the Company presently maintains product
liability insurance coverage which it deems adequate based on historical experience, there can be no assurance that such coverage will be available for such risks in the future or that, if available, it would prove sufficient to cover potential claims or that the present amount of insurance can be maintained in force at an acceptable cost. Furthermore, the assertion of such claims, regardless of their merit or eventual outcome, also may have a material adverse effect on the Company, its business reputation and its operations.

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

   Risks Associated with Manufacturing. The Company's results of operations are dependent upon the continued operation of its manufacturing facilities in Utah and Tennessee. The operation of a manufacturing facility involves many risks, including power failures, the breakdown, failure or substandard performance of equipment, failure to perform by key suppliers, the improper installation or operation of equipment, natural or other disasters and the need to comply with the requirements or directives of government agencies, including the FDA. There can be no assurance that the occurrence of these or any other operational problems at the Company's facilities would not have a material adverse effect on the Company's business, financial condition and results of operations.

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

   Dependence on Patents and Proprietary Rights. The Company has three patents and one patent pending relating to its products. In addition, certain of the Company's trademarks have been registered in the United States and in other countries. There can be no assurance that the Company's patents will not be challenged or circumvented or will provide the Company with any competitive advantages or that a patent will issue from the pending patent application. The Company also relies upon copyright protection for its proprietary software and other property. There can be no assurance that any copyright obtained will not be circumvented or challenged. The Company also relies on trade secrets that it seeks to protect, in part, through confidentiality agreements with employees and other parties. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. The Company may become involved from time to time in litigation to determine the enforceability, scope and validity of proprietary rights. Any such litigation could result in substantial cost to the Company and divert the efforts of its management and technical personnel.

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

   Foreign Duties and Import Restrictions. Some of the Company's products are exported to the countries in which they ultimately are sold. The countries in which the Company sells its products may impose various legal restrictions on imports, impose duties of varying amounts, or enact regulatory requirements, adverse to the Company's products. There can be no assurances that changes in legal restrictions, increased duties or taxes, or stricter health and safety requirements would not have a material adverse effect in the Company's ability to market its products in a given country.

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

Year 2000 Issues

   Many existing computer programs use only two digits to identify a year in the date field and were designed, developed and modified without considering the impact of the upcoming change in the century. If not corrected, such computer applications could fail or create erroneous results by or after the Year 2000 by erroneously identifying the year "00" as 1900, rather than 2000. The Company has carefully evaluated all of its internal computer information technology (IT) systems and non-IT systems as well as marketed products to insure they are Year 2000 compliant. As a result of the evaluation efforts, the Company has identified one product component requiring modification and has engaged the services of a consultant to make this product Year 2000 compliant. The Company's total cost relating to these activities has not been and is not expected to be material to the Company's financial position.

   With respect to third-party providers whose services are critical to the Company, the Company has been monitoring the efforts of such providers as they become Year 2000 compliant. The Company is presently not aware of any Year 2000 issues that have been encountered by any such third party which could materially affect the Company's operations. Notwithstanding the foregoing, there can be no assurance that the Company will not experience operational difficulties as a result of Year 2000 issues, either arising out of internal operations or caused by third-party service providers, which individually or collectively could have a material adverse effect on the Company's business, financial condition or results of operations.

Item 7. Financial Statements

  	The consolidated financial statements and accompanying report of the Company's auditors follow immediately and form a part of this report.

                      Independent Auditors' Report

The Board of Directors
Dynatronics Corporation:

We have audited the accompanying balance sheet of Dynatronics Corporation as of June 30, 1999 and the related statements of income, stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynatronics Corporation as of June 30, 1999, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 1999, in conformity with generally accepted accounting principles.

                                     /s/ KPMG LLP

Salt Lake City, Utah
August 13, 1999

                          DYNATRONICS CORPORATION

                               Balance Sheet

                               June 30, 1999

[CAPTION]

                     Assets
Current assets:
 Cash and cash equivalents                                                $         628,349
 Trade accounts receivable, less allowance for
  doubtful accounts of $114,238 (note 4)                                          2,779,486
 Related party and other receivables (note 7)                                        84,159
 Inventories (notes 2 and 4)                                                      4,492,274
 Prepaid expenses                                                                   109,626
 Prepaid income taxes                                                               170,793
 Deferred tax asset - current (note 8)                                              174,039
                                                                          -----------------
     Total current assets                                                         8,438,726

Property and equipment, net (notes 3 and 5)                                       3,529,685

Excess of cost over fair value of net assets acquired, net
 of accumulated amortization of $403,937                                          1,060,237
Deferred tax asset - noncurrent (note 8)                                            155,606
Other assets                                                                        669,943
                                                                          -----------------

                                                                          $      13,854,197
                                                                          =================

            Liabilities and Stockholders' Equity
Current liabilities:
 Current installments of long-term debt (note 5)                          $         245,053
 Line of credit (note 4)                                                          2,611,638
 Accounts payable                                                                   771,428
 Accrued expenses                                                                   338,548
 Accrued payroll and benefit expenses                                               220,356
                                                                          -----------------
     Total current liabilities                                                    4,187,023

 Long-term debt, excluding current installments (note 5)                          2,364,593
 Deferred compensation (note 12)                                                    619,448
                                                                          -----------------

     Total liabilities                                                            7,171,064

Stockholders' equity:
 Common stock, no par value.  Authorized 50,000,000
  shares; issued and outstanding 8,702,994 shares                                 2,391,826
 Treasury stock, 35,584 common shares at cost                                      (120,096)
 Retained earnings                                                                4,411,403
                                                                          -----------------

     Total stockholders' equity                                                   6,683,133
                                                                          -----------------
Commitments and contingencies (notes 6 and 12)

                                                                          $      13,854,197
                                                                          =================

See accompanying notes to financial statements.

                           DYNATRONICS CORPORATION

                             Statement of Income

                      Years ended June 30, 1999 and 1998


[CAPTION]

                                                                               1999                   1998
                                                                         --------------          -------------

Net sales                                                                $   15,956,798            12,283,064
Cost of sales                                                                 9,087,933             7,083,234
                                                                         --------------          -------------
     Gross profit                                                             6,868,865             5,199,830

Selling, general, and administrative expenses                                 4,815,287             3,542,531
Research and development expense                                                581,186               574,822
                                                                         --------------          -------------
     Operating income                                                         1,472,392             1,082,477

Other income (expense):
 Interest income                                                                 11,412                   825
 Interest expense                                                              (384,577)             (238,191)
 Other income, net (note 7)                                                      58,828                75,984
                                                                         --------------          ------------
     Total other income (expense), net                                         (314,337)             (161,382)
                                                                         --------------          ------------
     Income before income taxes                                               1,158,055               921,095

Income tax expense (note 8)                                                     439,975               256,307
                                                                         --------------          -------------
     Net income                                                          $      718,080               664,788
                                                                         ==============          =============
Basic net income per share                                               $         0.08                  0.08
                                                                         ==============          =============
Diluted net income per share                                             $         0.08                  0.07
                                                                         ==============          =============
Weighted average basic and diluted common shares outstanding:
 Basic                                                                        8,676,641             8,432,462
 Diluted                                                                      9,025,809             9,076,528

See accompanying notes to financial statements.

                           DYNATRONICS CORPORATION

                     Statements of Stockholders' Equity

                     Years ended June 30, 1999 and 1998


[CAPTION]
                                                                                              Total
                                                     Common     Treasury     Retained     stockholders'
                                                      stock       stock      earnings        equity
                                                  -----------  ----------   ----------    -------------
Balances at June 30, 1997                         $ 1,984,026           0    3,028,535        5,012,561

Issuance of 19,496 shares of common stock upon
 exercise of employee stock options (note 10)          14,279           0            0           14,279

Income tax benefit from disqualifying disposition
 of employee stock options                              1,912           0            0            1,912

Net income                                                  0           0      664,788          664,788
                                                  -----------   ---------   ----------    -------------
Balances at June 30, 1998                           2,000,217           0    3,693,323        5,693,540

Issuance of 291,235 shares of common stock upon
 exercise of employee stock options (note 10)         260,628           0            0          260,628

Income tax benefit from disqualifying disposition
 of employee stock options                            130,981           0            0          130,981

Acquisition of 35,584 common shares                         0    (120,096)           0         (120,096)

Net income                                                  0           0      718,080          718,080
                                                  -----------   ---------   ----------    -------------
Balances at June 30, 1999                         $ 2,391,826    (120,096)   4,411,403        6,683,133
                                                  ===========   =========   ==========    =============


See accompanying notes to financial statements.

                          DYNATRONICS CORPORATION

                         Statements of Cash Flows

                    Years ended June 30, 1999 and 1998
[CAPTION]

                                                                                               1999                 1998
                                                                                        ------------------    ---------------
Cash flows from operating activities:
 Net income                                                                             $         718,080             664,788
 Adjustments to reconcile net income to net cash used in
  operating activities:
   Depreciation and amortization of property and equipment                                        275,466             195,518
   Other amortization                                                                              92,215              97,707
   Loss on disposal of assets                                                                      40,639                   0
   Provision for doubtful accounts                                                                 24,000              16,800
   Provision for inventory obsolescence                                                            38,839             114,000
   Provision for warranty reserve                                                                 221,179             163,306
   Deferred compensation                                                                           88,334              84,084
   Changes in operating assets and liabilities:
    Receivables                                                                                  (670,454)             (4,224)
    Inventories                                                                                (1,807,963)           (656,890)
    Prepaid expenses and other assets                                                             110,635            (347,106)
    Deferred tax assets                                                                           (29,621)            (38,358)
    Income taxes payable                                                                                0             (99,250)
    Accounts payable and accrued expenses                                                         (92,242)           (231,482)
                                                                                               -----------        ------------
     Net cash used in operating activities                                                        (990,893)            (41,107)
                                                                                               -----------        ------------
Cash flows from investing activities - capital expenditures                                      (103,898)           (135,286)
                                                                                               -----------        ------------
Cash flows from financing activities:
 Principal payments under capital lease obligations                                                     0              (4,968)
 Principal payments on long-term debt                                                            (661,488)           (174,547)
 Net change in line of credit                                                                   1,495,997             545,113
 Proceeds from issuance of common stock                                                           140,532              14,279
                                                                                               -----------        ------------
     Net cash provided by financing activities                                                    975,041             379,877
                                                                                               -----------        ------------
Net increase (decrease) in cash and cash equivalents                                             (119,750)            203,484

Cash and cash equivalents at beginning of year                                                    748,099             544,615
                                                                                               -----------        ------------
Cash and cash equivalents at end of year                                                    $     628,349             748,099
                                                                                               ===========        ============
Supplemental disclosures of cash flow information:

Cash paid during the period for interest, net of amounts capitalized                        $     376,309             229,552
Cash paid during the year for income taxes                                                        489,800             387,700

Supplemental disclosures of noncash investing and financing activities:

Long-term debt incurred for fixed assets                                                    $     158,051           1,038,146
Income tax benefit from nonemployee exercise of stock options                                     130,981               1,912
Treasury stock acquired in consideration for common stock issued as
 a result of a cashless stock option exercise                                                     120,096                   0

See accompanying notes to financial statements.

                           DYNATRONICS CORPORATION

                        Notes to Financial Statements

                            June 30, 1999 and 1998

(1)	Basis of Presentation and Summary of Significant Accounting Policies
    (a)	Basis of Presentation
        Dynatronics Corporation (the Company) manufactures, markets, and distributes a broad line of therapeutic, diagnostic, and rehabilitation equipment, medical supplies and soft goods, treatment tables, and aesthetic massage devices to an expanding market of physical therapists, podiatrists, orthopedists, chiropractors, plastic surgeons, dermatologists, and other medical professionals. The products are distributed primarily through dealers in the United States and Canada, with increasing distribution in foreign countries.

    (b)	Cash Equivalents
        Cash equivalents include all cash and investments with original maturities to the Company of three months or less. Cash equivalents consist of money market funds of $2,680 at June 30, 1999. At
        June 30, 1999, the book value of cash equivalents approximates fair value.

    (c)	Inventories
        Finished goods inventories are stated at the lower of standard cost, which approximates actual costs (first-in, first-out), or market. Raw materials are stated at the lower of cost (first-in, first-out) or market.

    (d)	Property and Equipment
        Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of related assets. The building and its component parts are being depreciated over their estimated useful lives that range from 5 to 31.5 years. Estimated lives for all other depreciable assets range from 2 to 7 years.

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

    (f)	Revenue Recognition
        Sales revenues are generally recorded at the time products are shipped to the customer.

    (g)	Research and Development Costs
        Research and development costs are expensed as incurred.

    (h)	Product Warranty Reserve
        Anticipated costs estimated to be incurred in connection with the Company's product warranty programs are charged to expense as products are sold.

    (i)	Earnings Per Common Share
        Basic earnings per common share is the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per common share is the amount of earnings for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.
        A reconciliation between the basic and diluted weighted average number of common shares for 1999 and 1998 is summarized as follows:


                                                            June 30,
                                                ------------------------------
                                                     1999            1998
                                                --------------   -------------
Basic weighted average number of common
shares outstanding during the period               8,676,641       8,432,462

Weighted-average number of dilutive common
stock options outstanding during the period          349,168         644,066
                                                --------------   -------------
Diluted weighted average number of common and
common equivalent shares outstanding during
the period                                         9,025,809       9,076,528
                                                ==============   =============

There were no potential common shares outstanding during the twelve month periods ended June 30, 1999 and 1998, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period.

(j)	Income Taxes
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

(k)	Stock Based Compensation
    The Company employs the footnote disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation. SFAS 123 encourages entities to adopt a fair value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS No. 123.

(l)	Concentration of Risk
    In the normal course of business, the Company provides unsecured credit terms to its customers. Most of the Company's customers are involved in the medical industry. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

(m)	Operating Segments
    The Company operates in one line of business, the development, marketing, and distribution of a broad line of physical therapy products. As such, the Company has only one reportable operating segment as defined by the Financial Accounting Standards Board Statement No. 131, Disclosures About Segments of an Enterprise and Related Information.

(n)	Use of Estimates
    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(o)	Fair Value Disclosure
    The carrying value of accounts receivable, accounts payable, accrued expenses, and notes payable approximates their estimated fair value due to the relative short maturity of these instruments. The carrying value of long-term debt approximates its estimated fair value due to recent issuance of the debt.

(2)	Inventories
    Inventories consist of the following:

           Raw materials                    $3,053,843
           Finished goods                    1,553,430
           Inventory reserve                  (114,999)
                                            ----------
                                            $4,492,274
                                            ==========

(3)	Property and Equipment
    Property and equipment consist of the following:

           Land                             $  354,744
           Buildings                         2,787,553
           Machinery and equipment           1,408,584
           Office equipment                    244,774
           Vehicles                             26,754
                                            ----------
                                             4,822,409
           Less accumulated depreciation
           and amortization                  1,292,724
                                            ----------
                                            $3,529,685
                                            ==========

(4)	Line of Credit
    The Company has available with a commercial bank a revolving line of credit agreement totaling $3.5 million at June 30, 1999. The agreement requires letter of credit fees and is secured by trade receivables and inventories. The line requires the monthly payment of interest on outstanding balances at prime plus one-half percent (8.0 percent at June 30, 1999). The line expires on November 30, 1999.

(5)	Long-term Debt

    Long-term debt consists of the following:

     7.11% promissory note secured by a trust deed on real
     property, payable in monthly installments of $8,708
     through November 2003                                          $  715,817

     6.21% promissory note secured by a trust deed on real
     property, maturing November 2013, payable in decreasing
     installments beginning at $7,545 monthly ($7,060 during
     1999)                                                             802,964

     9.0% promissory note secured by a vehicle, payable in
     monthly installments of $534 through May 2000                       5,144

     8.65% promissory note secured by a trust deed on real
     property, payable in monthly installments of $7,182 through
     January 2012                                                      659,794

     8.96% - 9.07% term loans secured by fixed assets, payable in monthly installments of $7,607 through April 2001 to July
     2003                                                              272,788

     8.87% promissory note secured by fixed assets payable in
     monthly installments of $4,382 through July 2002                  138,065

     10.97% promissory note secured by fixed assets payable in
     monthly installments of $654 through September 2001                15,074
                                                                     ---------
Total long-term debt                                                 2,609,646
Less current installments                                              245,053
                                                                     ---------
Long-term debt, excluding current installments                      $2,364,593
                                                                     =========

The aggregate maturities of long-term debt for each of the years subsequent to June 30, 1999 are as follow: 2000, $245,053; 2001,
$259,208; 2002, $258,498; 2003, $212,196; 2004, $163,681; and thereafter
$1,471,010.

(6)	Leases
    The Company leases building space, equipment, and vehicles under noncancelable operating lease agreements. Rent expense for the years ended June 30, 1999 and 1998, was $68,515 and $41,746, respectively. Future minimum rental payments required under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of June 30, 1999, is $14,959 payable in fiscal year 2000.

(7)	Related Party Transactions
    The Company had a services agreement to provide certain administrative and accounting services for ITEC which expired in May 1998. Estimated costs for services were prorated based upon personnel time, facilities, and services used. Management believes the method used to allocate the costs of services provided was reasonable. Such charges resulted in other income to the Company of $61,500 in 1998.

(8)	Income Taxes
    Income tax expense for the years ended June 30, consists of:

                                                           Stock
                                                           option
                                Current      Deferred     benefit     Total
                                -------      --------     -------    --------
1999:
    U.S. federal               $278,853      (21,625)     112,000     369,228
    State and local              57,742       (7,995)      21,000      70,747
                               --------     --------     --------    --------
                               $336,595      (29,620)     133,000     439,975
                               ========     ========     ========    ========

1998:
    U.S. federal               $242,367      (29,192)       1,656     214,831
    State and local              50,386       (9,166)         256      41,476
                               --------     --------     --------    --------
                               $292,753      (38,358)       1,912     256,307
                               ========     ========     ========    ========

Actual income tax expense differs from the "expected" tax expense
(computed by applying the U.S. federal corporate income tax rate of 34 percent to income or loss before income taxes) as follows:


                                                      1999           1998
                                                    --------       --------
Expected tax expense (benefit)                      $393,739        313,172
State taxes, net of federal tax benefit               46,692         27,374
Meals and entertainment                                2,315          3,060
Amortization of goodwill not deductible                2,985          2,985
Research and development credits                     (11,820)       (22,942)
Reduction in valuation allowance                           -        (37,300)
Other, net                                             6,064        (30,042)
                                                    --------       --------
                                                    $439,975        256,307
                                                    ========       ========

Deferred income tax assets related to the tax effects of temporary differences are as follows:

     Net deferred tax asset - current:
       Inventory capitalization for income tax purposes        $55,267
       Obsolete inventory reserve                               42,895
       Vacation reserve                                          3,730
       Warranty reserve                                         23,872
       Accrued product liability                                11,114
       Bad debt reserve                                         37,161
                                                              --------

           Total deferred tax asset - current                 $174,039
                                                              ========

     Net deferred tax asset - noncurrent:
       Salary continuation agreements                         $231,054
       Net operating loss carryforwards                         77,504
       Property and equipment, principally due to
         differences in depreciation                          (159,963)
       Noncompete and goodwill amortization                      7,011
                                                              --------
           Total deferred tax asset - noncurrent              $155,606
                                                              ========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the gross deferred tax assets, the Company will need to generate future taxable income of approximately $900,000 in increments sufficient to recognize net operating loss carryforwards prior to expiration as described below. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

The Company benefits from the tax net operating loss (NOL) carryovers acquired in the November 1992 merger with ACI, the former parent of the Company. There is an annual limitation of $88,356 on the use of the NOL carryovers. Amounts and expiration dates of carryforwards are as follows:

             Expiration                           Amount
             ----------                           ------

                2002                             $133,605
                2004                               63,383
                2005                                1,899
                2006                                   60
                2007                               29,007
                                                 --------
                                                 $227,954
                                                 ========

(9)	 Major Customers
     During the fiscal years ended June 30, 1999 and 1998, sales to any single customer did not exceed ten percent of total revenues.

(10)	Common Stock
     The Company has had activity under two qualified stock option plans (the 1987 plan and the 1992 plan) whereby options are granted to officers, directors, and employees to acquire shares of the Company's common stock. The options are to be granted at not less than 100 percent of the market price of the stock at the date of grant. Option terms are determined by the Board of Directors, and exercise dates may range from six months to five years from the date of grant.
     Summary of activity follows:

                                     1999                         1998
                                      Weighted                     Weighted
                                       average                      average
                           Number     exercise        Number       exercise
                         of shares      price        of shares       price
                         ---------    ---------     ----------     --------
Options outstanding at
  beginning of year        886,832       $.95          532,321        $.91

Options granted            195,791       2.03          404,037        1.00

Options exercised          291,235        .89           19,496         .73

Options canceled or
  expired                  135,598       1.41           30,030        1.02
                           -------                     -------
Options outstanding
  at end of year           655,790       1.18          886,832         .95
                           =======                     =======
Options exercisable
  at end of year           422,503        .93          391,855         .86
                           =======                     =======
Range of exercise prices
  at end of year                        .72-2.03                     .72-1.28

On November 17, 1998, the Company's shareholders approved an increase in the authorized number of shares available in the Company's stock option plan from 1 million to 2.5 million.

At June 30, 1999, 1,459,879 shares of common stock were authorized and reserved for issuance, but were not granted under the terms of the stock option plan.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) which established financial accounting and reporting standards for stock-based compensation. The new standard defines a fair-value method of accounting for an employee stock option or similar equity instrument. This statement gives entities the choice between adopting the fair-value method or continuing to use the intrinsic-value method under Accounting Principles Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair-value method had been adopted. The Company has elected to use the intrinsic-value method. Accordingly, no compensation expense has been recognized for the stock option plans.

Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1999 and 1998, consistent with the provisions of SFAS 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:


                                                       June 30,
                                            -----------------------------
                                                1999             1998
                                            ------------      -----------
      Net income - as reported                $718,080          664,788
      Net income - pro forma                   514,516          624,957
      Earnings per share - as reported             .08              .08
      Earning per share - pro forma                .06              .08

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                       June 30,
                                            -----------------------------
                                                1999             1998
                                            ------------      -----------
      Expected dividend yield                     0%               0%
      Expected stock price volatility           85.23%           90.4%
      Risk-free interest rate                    4.70%            5.25%
      Expected life of options             5.0 & 7.0 years  3.5 & 5.0 years

The weighted average fair value of options granted during 1999 and 1998 was $1.57 and $.725, respectively.

(11)	Employee Benefit Plan
     During 1991, the Company established a deferred savings plan which qualifies under Internal Revenue Code Section 401(k). The plan covers all employees of the Company who have at least six months of service and who are age 20 or older. For 1999 and 1998, the Company made matching contributions of 25 percent of the first $2,000 of each employee's contribution. The Company's contributions to the plan for 1999 and 1998 were $20,537 and $14,259, respectively. Company matching contributions for future years are at the discretion of the Board of Directors.

(12)	Salary Continuation Agreements
     The Company has Salary Continuation Agreements (the Agreements) with three key employees. The Agreements provide for a pre-retirement salary continuation income to the employee's designated beneficiary in the event that the employee dies before reaching age 65. This death benefit amount is the lesser of $75,000 per year or 50 percent of the employee's salary at the time of death, and continues until the employee would have reached age 65. The Agreements also provide the employee with a supplemental retirement benefit if the employee remains in the employment of the Company until age 65. Estimated amounts to be paid under the Agreements are being accrued over the period of the employees' active employment.
     As of June 30, 1999, the Company has accrued $619,448 of deferred compensation under the terms of the Agreements.

(13)	Columbia Operation Closure
     During the last month of fiscal 1999, the Company's management decided to close its Columbia, South Carolina manufacturing facility in the first quarter of fiscal 2000. The operations will be moved to its Chattanooga facility or contracted to a third party. As a result of the plan, the Company has expensed $68,000 in prepaid lease costs related to a manufacturing facility abandoned, and recorded an impairment loss for leasehold improvements and manufacturing equipment of $39,000. Certain severance costs totaling approximately $15,000 associated with the closure will be recorded in fiscal 2000, the period during which such arrangements were communicated to affected employees. The closure related costs are included in selling, general and administrative expenses.

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


                                   PART III

Item 9. Directors and Executive Officers of the Company; Compliance With
Section 16(a) of the Exchange Act

  	The directors and executive officers of the Company at September 22, 1999 are:

       		 		       	             Director
       	                        or Officer          Position
Name			 	                Age	    	Since	          with Company

Kelvyn H. Cullimore		     64		     1983	       Chairman of the Board

Kelvyn H. Cullimore, Jr.	 43		     1983	       President, CEO and Director

Larry K. Beardall		       43	     	1986	       Executive Vice President
                                        							of Sales and Marketing
                                               and Director

E. Keith Hansen, M.D.	   	54	     	1983	       Director

Joseph H. Barton        		71	     	1996       	Director

Howard L. Edwards		       68		     1997	       Director

Val J. Christensen		      46	     	1999       	Director

John S. Ramey	          		48	     	1992	       Sr. Vice President of
                                               Operations

  	Kelvyn H. Cullimore is the father of Kelvyn H. Cullimore, Jr. No other family relationships exist among officers and directors of the Company.

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

  	Kelvyn H. Cullimore has served as Chairman of the Board of the Company since its incorporation in April 1983. From 1983 until 1992, Mr. Cullimore served as President of the Company. Mr. Cullimore received a B.S. degree in Marketing from Brigham Young University in 1957, and following graduation, worked for a number of years as a partner in a family-owned home furnishings business in Oklahoma City, Oklahoma. Mr. Cullimore has participated in the organization and management of various enterprises, becoming the president or general partner in several business entities, including real estate, motion picture, and equipment partnerships. From 1979 until 1992, Mr. Cullimore served as Chairman of the Board of American Consolidated Industries (ACI), the former parent company of Dynatronics. From 1986 until 1999, Mr. Cullimore served as President of ITEC Attractions and from 1986 to 1997, he served as ITEC's Chairman, President and CEO. He currently serves on the board of directors of ITEC.

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

  	Joseph H. Barton was elected a Director in November 1995 and began serving in January 1996. Mr. Barton received a Civil Engineering degree from the University of California at Berkeley and has held various executive positions including President of J.H. Barton Construction Company, Senior Vice President of Beverly Enterprises, and President of KB Industries, a building and land development company. Most recently, Mr. Barton served as Senior Vice President of GranCare, Inc. from 1989 to 1994 and currently is a consultant for Covenant Care, a company which owns and manages long-term care facilities throughout the United States.

  	Howard L. Edwards was elected a Director in January 1997. From 1968 to 1995 Mr. Edwards served in various capacities at Atlantic Richfield Company
(ARCO) and its predecessor, the Anaconda Company, including corporate secretary, vice president, treasurer and general attorney. Mr. Edwards served for a number of years as a partner in the law firm of VanCott, Bagley, Cornwall and McCarthy, based in Salt Lake City, Utah. He graduated from the George Washington University School of Law in 1959 and received a bachelor's degree in Finance and Banking from Brigham Young University in 1955.

   Val J. Christensen was appointed to the Board in January 1999.  Since
1990, Mr. Christensen has served as Executive Vice President and General Counsel of Franklin Covey Company. He also served on Franklin's Board of Directors from 1989 to 1996. Prior to joining Franklin Covey, Mr. Christensen was a partner in the international law firm of LeBoeuf, Lamb, Leiby & MacRae, headquartered in New York City. Following graduation from law school in 1980, Mr. Christensen served as a law clerk to the Honorable James K. Logan of the United States Tenth Circuit Court of Appeals. He is an honors graduate of the Brigham Young University School of Law and served as articles editor of the BYU Law Review.

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

          Section 16 (a) Beneficial Ownership Reporting Compliance
          --------------------------------------------------------

  	Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Reporting Persons are required by regulation of the Securities and Exchange Commission to furnish the Company with copies of all
Section 16(a) forms which they file.

  	Based solely on review of the copies of such forms furnished to the Company during and with respect to the year ended June 30, 1999, the Company believes that during its 1999 fiscal year all Section 16(a) filings applicable to these Reporting Persons were filed.

Item 10. Executive Compensation. The Company hereby incorporates by reference into and makes a part of this Report the information and disclosure set forth under Item 8 of Schedule 14A, "Compensation of Directors and Executive Officers," contained in the Company's definitive proxy statement for 1999, to be sent to shareholders of the Company subsequent to the filing of this Report on Form 10-KSB.

Item 11. Security Ownership of Certain Beneficial Owners and Management. The Company hereby incorporates by reference into and makes a part of this Report the information and disclosure set forth under Item 6 of Schedule 14A, "Voting Securities and Principal Holders Thereof," contained in the Company's definitive proxy statement for 1999, to be sent to shareholders of the Company subsequent to the filing of this Report on Form 10-KSB.

Item 12.  Certain Relationships and Related Transactions

  	During fiscal year 1998, the Company charged ITEC Attractions $61,500 for services provided by the Company. In April 1998, the Company concluded its services agreement with ITEC Attractions and no longer provides administrative services to ITEC, which included secretarial, administrative, and accounting functions. During fiscal year 1997, ITEC Attractions' Plan of Reorganization was approved by the U.S. Bankruptcy Court for the Western District of Missouri and ITEC was subsequently discharged from bankruptcy. The Company's Chairman, Kelvyn H. Cullimore served as ITEC's Chairman from 1986 until 1997 and served as ITEC's President from 1986 to 1999. Mr. Cullimore and the Company's President, Kelvyn H. Cullimore, Jr., currently serve as directors of ITEC.

Item 13.	Exhibits and Reports on Form 8-K

	(a)	Exhibits and documents required by Item 601 of Regulation S-B:

 	1.	Financial Statements (included in Part II, Item 8):

   		Independent Auditors' Report	                             F-1

   		Balance Sheet at June 30, 1999	                           F-2

   		Statements of Income for years ended
		   June 30, 1999 and 1998	                                   F-3

   		Statements of Stockholders'
   		Equity for years ended June 30, 1999
   		and 1998	                                                 F-4

   		Statements of Cash Flows for
		   years ended June 30, 1999 and 1998 	                      F-5

   		Notes to Financial Statements	                            F-7

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

Date:  September 23, 1999

  	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Kelvyn H. Cullimore  	     Chairman of the Board          9/23    , 1999
--------------------------                                 -----------
Kelvyn H. Cullimore


/s/ Kelvyn H. Cullimore, Jr.		 Director, President, CEO       9/23    , 1999
---------------------------    (Principal Executive        -----------
Kelvyn H. Cullimore, Jr.       Officer	and Principal
                               Financial and Accounting
                               Officer)

/s/ Larry K. Beardall         	Director, Executive            9/23    , 1999
---------------------------    Vice President              -----------
Larry K. Beardall


/s/ E. Keith Hansen, M.D.		    Director                       9/23   , 1999
---------------------------                                ----------
E. 	Keith Hansen, M.D.


/s/ Joseph H. Barton 	         Director                       9/23    , 1999
---------------------------                                -----------
Joseph H. Barton


                          					Director                               , 1999
---------------------------                                -----------
Howard L. Edwards


/s/ Val J. Christensen	       	Director	                      9/23    , 1999
---------------------------                                -----------
Val J. Christensen