Form 10QSB
period 1999-09-30
DYNATRONICS CORP
filed 1999-11-15
CIK 720875

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,
1999.

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission File Number: 0-12697

                          		Dynatronics Corporation
       ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

             Utah	                       						 	   87-0398434
  ----------------------------                  ------------------
(State or other jurisdiction of				           		  (IRS Employer
 incorporation or organization)					           	Identification No.)

               7030 Park Centre Drive, Salt Lake City, UT 84121
               ------------------------------------------------
             (Address of principal executive offices) (Zip Code)

                                (801) 568-7000
                                --------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No __

The number of shares outstanding of the issuer's common stock, no par value, as of November 9, 1999 is 8,783,622 shares.

Transitional Small Business Disclosure Format
(Check One):
Yes __ No  X

                          DYNATRONICS CORPORATION
                             TABLE OF CONTENTS



                                                     										Page Number
                                                               -----------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Balance Sheet September 30, 1999	               1

Unaudited Condensed Statements of Income
Three Months Ended September 30, 1999 and 1998	                     2

Unaudited Condensed Statements of Cash Flows
Three Months Ended September 30, 1999 and 1998	                     3


Notes to Unaudited Condensed Financial Statements	                  4

Item 2. Management's Discussion and Analysis or Plan of Operation	  7


Part II. OTHER INFORMATION	                                        13

                          DYNATRONICS CORPORATION
                          Condensed Balance Sheet
                                (Unaudited)


[CAPTION]
                                                                                           September 30
                                     ASSETS                                                    1999
                                                                                         -------------
Current assets:
   Cash and cash equivalents                                                             $      117,508
   Trade accounts receivable, less allowance for doubtful
          accounts of $122,935                                                                3,143,263
   Related party and other receivables                                                           71,662
   Inventories                                                                                4,381,374
   Prepaid expenses                                                                             181,361
   Prepaid income taxes                                                                         168,247
   Deferred tax asset-current                                                                   174,039
                                                                                         --------------
          Total current assets                                                                8,237,454

Net property and equipment                                                                    3,486,141
Excess of cost over book value, net of accumulated amortization
       of $426,991                                                                            1,037,182
Deferred tax asset-noncurrent                                                                   155,606
Other assets                                                                                    684,692
                                                                                         --------------
                                                                                         $   13,601,075
                                                                                         ==============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt                                                $      247,820
   Line of credit                                                                             2,784,902
   Accounts payable                                                                             592,014
   Accrued expenses                                                                             295,558
                                                                                         --------------
          Total current liabilities                                                           3,920,294

Long-term debt, excluding current installments                                                2,302,322
Deferred compensation                                                                           649,256
                                                                                         --------------
          Total long-term liabilities, excluding current installments                         2,951,578
                                                                                         --------------
          Total  liabilities                                                                  6,871,872

Stockholders' equity:
   Common stock, no par value.  Authorized 50,000,000
       shares; issued and outstanding 8,739,178 shares                                        2,433,741
   Treasury stock, 35,584 shares                                                               (120,096)
   Retained earnings                                                                          4,415,558
                                                                                         --------------
          Total stockholders' equity                                                          6,729,203
                                                                                         --------------
                                                                                         $   13,601,075
                                                                                         ==============
See accompanying notes to condensed financial statements.

                         DYNATRONICS CORPORATION
                     Condensed Statements Of Income
                              (Unaudited)

[CAPTION]

                                                                        Three Months Ended
                                                                           September 30
                                                                     1999                1998
                                                                --------------      --------------
Net sales                                                       $    3,451,996           4,911,225
Cost of sales                                                        2,104,478           2,658,097
                                                                --------------      --------------

     Gross profit                                                    1,347,518           2,253,128

Selling, general, and administrative expenses                        1,061,300           1,319,304
Research and development expenses                                      188,340             165,383
                                                                --------------      --------------
     Operating income                                                   97,878             768,441


Other income (expense):
   Interest income                                                         800               5,125
   Interest expense                                                    (98,223)            (83,435)
   Other income, net                                                     6,246               4,677
                                                                --------------      --------------
     Total other income (expense)                                      (91,177)            (73,633)

     Income before income taxes                                          6,701             694,808

Income tax expense                                                       2,546             277,156
                                                                --------------      --------------

     Net income                                                 $        4,155             417,652
                                                                ==============      ==============

     Basic and diluted net income per common share              $         0.00                0.05
                                                                ==============      ==============

Weighted average basic and diluted common shares outstanding (note 2)

     Basic                                                           8,714,994           8,648,897

     Diluted                                                         8,735,106           9,122,760




See accompanying notes to condensed financial statements.

                            DYNATRONICS CORPORATION

                      Condensed Statements of Cash Flows
                                  (Unaudited)
[CAPTION]

                                                                                          Three Months Ended
                                                                                             September 30
                                                                                       1999                1998
                                                                                  --------------      --------------
Cash flows from operating activities:
  Net income                                                                      $        4,155             417,652
  Adjustments to reconcile net income to net cash used in
        operating activities:
   Depreciation and amortization of property and equipment                                68,141              61,365
   Other amortization                                                                     23,055              23,054
   Provision for doubtful accounts                                                         9,000               4,200
   Provision for inventory obsolescence                                                   66,999              39,000
   Provision for warranty reserve                                                         79,228              44,994
   Deferred compensation                                                                  29,808              21,021
   Decrease (increase) in operating assets:
      Receivables                                                                       (360,280)         (1,617,062)
      Inventories                                                                         43,901          (1,551,884)
      Prepaid expenses and other assets                                                  (86,484)            125,384
      Prepaid income taxes                                                                 2,546                   0
   Increase (decrease) in operating liabilities:
      Trade accounts payable and accrued expenses                                       (521,988)          1,016,201
      Income taxes payable                                                                     0             256,481
                                                                                  --------------     ---------------

           Net cash used in operating activities                                        (641,919)         (1,159,594)
                                                                                  --------------     ---------------

Cash flows from investing activities-capital expenditures                                (24,597)           (119,503)
                                                                                  --------------     ---------------

Cash flows from financing activities:
  Principal payments on long-term debt                                                   (59,504)            (62,747)
  Net change in line of credit                                                           173,264             892,152
  Proceeds from sale of common stock                                                      41,915             101,766
                                                                                  --------------     ---------------

           Net cash provided by financing activities                                     155,675             931,171
                                                                                  --------------     ---------------

Net decrease in cash and cash equivalents                                               (510,841)           (347,926)

Cash and cash equivalents at beginning of period                                         628,349             748,099
                                                                                  --------------     ---------------

Cash and cash equivalents at end of period                                        $      117,508             400,173
                                                                                  --------------     ---------------

Supplemental cash flow information
  Cash paid for interest (net of amounts capitalized)                                     99,622              75,386
  Cash paid for income taxes                                                                   0              23,475
Supplemental Disclosure of Non-cash Investing and Financing Activities
  Treasury stock acquired in consideration for common stock issued
  as a result of a cashless stock option exercise.                                             0             120,096

See accompanying notes to condensed financial statements.

                          DYNATRONICS CORPORATION
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                            September 30, 1999
                               (Unaudited)




NOTE 1.  PRESENTATION

The financial statements as of September 30, 1999 and for the three months then ended were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist of normal recurring adjustments to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements for the two years ended June 30, 1999. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10-KSB filing.



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

In calculating net income per common share, the net income was the same for both the basic and diluted calculation. A reconciliation between the basic and diluted weighted-average number of common shares for the three months ended September 30, 1999 and 1998 is summarized as follows:

                                               	(Unaudited)
                                           	Three Months Ended
                                              	September 30,
                                          1999             	1998
                                       ----------        ----------

Basic weighted average number
  of common shares outstanding
  during the period	                    8,714,994	        8,648,897

Weighted average number of dilutive
  common stock options outstanding
  during the period	                       20,112	          473,863

Diluted weighted average number        	_________	        _________
  of common and common equivalent
  shares outstanding during the
  period	                               8,735,106	        9,122,760
                                       ==========        ==========
Common stock equivalents of 162,516 outstanding during the three-month period ended September 30, 1999 that could potentially dilute basic net income per share in the future were not included in the computation of diluted net income per share because to do so would have been antidilutive for the period.




NOTE 3.  COMPREHENSIVE INCOME

For the periods ending September 30, 1999 and 1998, comprehensive income was equal to the net income as presented in the accompanying condensed statements of income.

NOTE 4.  INVENTORIES

Inventories consisted of the following:
                                               						 September  30
                                             						        1999
                                                      -------------
	Raw Material	                                        $   2,791,779
	Finished Goods	                                          1,771,593
	Inventory Reserve	                                        (181,998)
                                                      -------------
                                                    		$   4,381,374
                                                      =============




NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment were as follows:


                                              						  September 30
                                            						        1999
                                                      ------------
	Land					                                            $    354,744
	Buildings				                                           2,790,434
 Machinery and equipment		                               1,701,828
                                                      ------------
						                                                   4,847,006
	Less accumulated depreciation
	   and amortization			                                  1,360,865
                                                      ------------

                                        					         $  3,486,141
				                                                  ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Condensed Financial Statements (unaudited) and Notes thereto appearing elsewhere in this Form 10-QSB.

Results of Operations

During the quarter ended September 30, 1998, Dynatronics introduced its new Synergie line of products. Product shipments required to fill channels of distribution, coupled with strong initial demand for the Synergie products resulted in record sales and earnings in that quarter. This factor alone accounts for the majority of the differences in the comparative discussion and analysis that follows. For a complete perspective of current operations and how they are affected by overall strategic plans, refer to the section below entitled "Business Plan."

Sales for the quarter ended September 30, 1999 were $3,451,996, compared to $4,911,225 for the same period last year. The decline in sales of $1,459,229 was primarily attributable to the transition from initial sales of Synergie products required to fill channels of distribution in 1998 to more normalized sales in the current reporting period. In addition, general market trends were adversely affected from the implementation of new Medicare guidelines earlier in calendar 1999. Dynatronics' sales in the quarter ended September
30, 1999 were not immune from the effects of these market trends. The new Medicare guidelines significantly restricted reimbursement for physical therapy services. Pending actions by Congress appear to target a modification of those reimbursement reductions in the coming months. Management believes that the modifications under consideration, if enacted, will improve the market conditions for the Company's rehabilitation and other physical therapy products. However, there can be no assurance that the legislation currently under consideration will be enacted or that its impact on the business of the Company will be favorable in whole or in part.

Total gross profit for the quarter ended September 30, 1999 was $1,347,518 compared to $2,253,128 in the prior year period. Additionally, gross margin as a percentage of sales declined from 46% in the prior year period to 39% in the current period. Margins on the Synergie product line are among the highest of the Company's products. The reduction in sales of Synergie products during the period in comparison to one year ago in the initial launch had a direct effect on the reduction in gross profit and gross profit margin as a percentage of sales. In addition, while sales growth of lower margin product lines has positively contributed to overall sales, it has also resulted in gross profit margins as a percentage of sales being lower.

Selling, general and administrative (SG&A) expenses for the three-month period ended September 30, 1999, decreased to $1,061,300 compared to $1,319,304 in the same quarter in 1998. The Company's SG&A expense for last year was higher due to costs associated with the introduction of the new Synergie product line. During the quarter ended September 30, 1999, cost-cutting measures were implemented that the Company expects will result in annualized savings of approximately $350,000. Over the long term, the savings initially realized from these cost-saving measures will diminish, because the strategic growth plans of the Company require adding back certain expenses in the future as improved operations warrant. In addition to the cost-saving measures, during the quarter ended September 30, 1999 the Company consolidated its Columbia, South Carolina rehabilitation table manufacturing operations into its facilities in Chattanooga, Tennessee. Costs of $102,000 associated with this consolidation were included in the SG&A expense for the quarter. The Company believes this consolidation will generate savings in excess of $400,000 over the next 12 months, compared to the prior 12-month period. Exclusive of the consolidation costs, SG&A expenses as a percentage of sales were 28% in the quarter ended September 30, 1999, which are comparable to 27% of sales in the prior year period.

Research and development (R&D) expenses for the three months ended September 30, 1999 totaled $188,340, compared to $165,383 for the same period of the prior year. This 14% increase in R&D expenditures is primarily related to the current development of a new companion product to the Synergie AMS device. This new product is scheduled for introduction in January 2000 and the Company is currently testing prototypes of the product. R&D expenditures in the same quarter one year ago included expenses related to the final development of the Synergie product line. Consistent with the Company's announced strategic plans, R&D expenditures for fiscal year 2000 are expected to match the pace set in the first fiscal quarter.

Income before tax for the quarter ended September 30, 1999 decreased to $6,701 from $694,808 during the same period of the prior year. The introduction of Synergie products in 1998 significantly improved profits during the quarter ended September 30, 1998. Profits for the current reporting quarter were eroded by several factors including the consolidation of operations, increased research and development costs, and other costs associated with the initial implementation of the Company's announced strategic growth plans.

Income tax expense for the three months ended September 30, 1999 was $2,546, or 38% of taxable income, compared to $277,156, or 40% of taxable income, in the prior year period.

Net income for the period ended September 30, 1999 was $4,155, compared to $417,652 in the same period one year ago. The decrease in net income is directly attributable to lower sales and margins associated with the reduced sales of Synergie products in the quarter ended September 30, 1999.

Liquidity and Capital Resources

The Company expects revenues from operations, together with amounts available under its bank line of credit will be adequate to meet its working capital needs related to its business and its planned capital expenditures for the upcoming operating year.

The Company's current ratio at September 30, 1999 was 2.1 to 1. Current assets represent 61% of total assets.

Trade accounts receivable are from the Company's dealer network and are generally considered to be within term. All accounts payable are within term with the Company continuing its policy of taking advantage of any and all payment discounts available.

The Company has a revolving line of credit with a commercial bank with a maximum lending amount of $3,500,000 based on 30% of inventory (up to a lending amount of $1 million) and up to 80% of eligible accounts receivable. The outstanding balance on the line of credit at September 30, 1999 was $2,784,902. The line is secured by the Company's inventory and accounts receivable and bears interest at the bank's "Prime Rate," which was 8.25% per annum at September 30, 1999. The Company may also elect to lock in fixed rates on this agreement for 30 to 90 day periods at a rate equal to the London Interbank Offered Rate (LIBOR) plus 2.7% per annum. This line is subject to annual renewal and matures on November 30, 1999. Accrued interest is payable monthly. Management anticipates no barriers to renewing the current financing on terms at least as favorable as the bank now provides.

Inventory levels, net of reserves, at September 30, 1999 totaled $4,381,374 while net accounts receivable were $3,143,263. During the last fiscal year, inventories and receivables increased significantly to support the Company's introduction of the Synergie Lifestyle System. In addition, management has made a stronger effort to reduce backorders by increasing inventory quantities. Financing for these increases has been provided through cash flow from operations together with the Company's line of credit facility. Levels of raw material inventories for Synergie products exceed amounts that would normally be kept on hand. This surplus was generated during the last year when inventories were increased to support anticipated levels of sales that were not subsequently achieved. The Company is confident the inventories can be successfully reduced over the coming year as sales increase under the recently announced strategic initiatives discussed below.

Long-term debt excluding current installments at September 30, 1999 totaled $2,302,322 comprised primarily of the mortgage loans on the Company's office and manufacturing facilities. The principal balance on the mortgage loans is approximately $2.15 million with monthly principal and interest payments of $26,900.

Business Plan

During the quarter ended September 30, 1999, management began implementing strategic plans to reposition and diversify the Company's product lines to guide future growth in both sales and profits. The Company's board of directors approved the initiatives, which are designed to refocus Dynatronics' strategy for manufacturing and distributing its popular line of rehabilitation products. The plans also commit the necessary resources to strengthen distribution and develop new aesthetic products targeting the medical, spa and beauty markets.

Included in these strategic plans is the expansion of marketing efforts into the European community. Dynatronics received approval to begin marketing its line of electrotherapy and ultrasound devices throughout Europe in August 1999. The Company believes that Europe presents a promising market for these products. Management is confident that access to this vast market will result in increased sales of the Company's therapeutic devices, which are among its most profitable products.

The other strategic component of these new initiatives is a stronger commitment to diversification into the aesthetics market. During fiscal year 1999, the Company made its initial entry into this market with the introduction of its Synergie product line. Based on the Company's experiences in this new market during the past year, management believes that there are strong opportunities for growth in this field.

To take full advantage of the opportunities of the broader aesthetics market, Dynatronics has begun to establish a direct sales force for marketing its aesthetic products. Underscoring the importance of this new initiative is the fact that the Company's chairman, Kelvyn H. Cullimore, is personally managing the effort to recruit and manage up to 40 new direct sales representatives over the next two years. Having control over the channels of distribution of these products is expected to allow the Company to more fully access the potential of the aesthetics products market. The Company perceives this market to be both lucrative and expanding, particularly as aging baby boomers continue to look for ways to retain a youthful appearance and physical condition. The Company believes, based on its research of the market and its recent experiences in marketing the Synergie product line, that there are currently no significant direct distribution channels for capital products available in the aesthetics products market.

In support of this direct sales force, the Company is continuing its efforts to develop new aesthetic products and to find applications for existing rehabilitation products in the various disciplines of the aesthetics market. The Company plans to introduce a major new aesthetic product in January 2000, which will be a companion to the Synergie AMS device. Prototypes of the new device are currently being tested. By combining the existing Synergie products with this new device, the Company will be able to offer a broader product line to the growing aesthetics market. The Company believes this will increase sales and profitability in future periods.

With the new strategic initiatives underway, the Company will focus its resources in the following areas:

 - Strengthening distribution of rehabilitation products

 - Re-engineering key rehabilitation product lines

 - Expanding distribution of products in Europe

 - Improving distribution in the aesthetic products market through the hiring of direct sales representatives

 - Introducing new aesthetic products

The cost of establishing a direct sales force combined with increased research and development expense necessary to bring new products to market will impact short-term profitability. However, management is confident that these strategic plans justify the investment required to achieve the Company's long-term growth goals.

Y2K Disclosure

The Company is aware of the risks associated with the operation of information technology and non-information technology systems as the new century approaches. The "Year 2000" problem is pervasive and complex, with the possibility that it will affect many technology systems, including computer programs and imbedded microprocessor technology. The Year 2000 problem is the result of the rollover of the two digit year value from "99" to "00". Systems that have date-sensitive software or embedded technology may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to complete manufacturing, process transactions, send invoices, collect payments, or engage in similar normal business activities.

The Company has carefully evaluated and assessed its state of readiness, as well as the readiness of third parties with which the Company interacts, with respect to the Year 2000 problem. The Company has utilized both internal and external resources to reprogram, or replace and test its software for Year
2000 modifications as needed. The total cost relating to these activities has not been and is not expected to be material to the Company's financial position. The Company has been monitoring its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 problems.

The Company is presently not aware of any Year 2000 issues that have been encountered by the Company or any third party that is expected to materially affect the Company's operations. The Company is reviewing contingency plans to deal with temporary power, fuel or other outages caused by Year 2000 problems. However, there can be no assurance that the Company will not experience operational difficulties as a result of Year 2000 issues, either arising out of internal operations, or caused by third-party service providers, which individually or collectively could have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.


Forward-Looking Statements and Risks Affecting the Company

The statements contained in this Report on Form 10-QSB that are not purely historical are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act. These statements regard the Company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as "believes," "expects," "anticipates," "should," "plans," "estimates," "intends," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis or Plan of Operation regarding the Company's financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in the Company's Annual Report on Form 10-KSB under the headings "Description of Business" and "Risk Factors." The fact that some of the risk factors may be the same or similar to the Company's past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. The Company believes that many of the risks detailed here and in the Company's other SEC filings are part of doing business in the industry in which the Company operates and competes and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance.

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

 - The ability of the Company to obtain required financing to meet changes or other risks described above; or

 - The Company's inability or failure to identify and to manage its Year 2000 risks


PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

No. 	Description
---  -----------
 27	 Financial Data Schedule

                                SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     DYNATRONICS CORPORATION
                                     ----------------------------
                                     Registrant


Date  November 15, 1999         			  /s/ Kelvyn H. Cullimore, Jr.
     --------------------            ----------------------------
                                     Kelvyn H. Cullimore, Jr.
                                     President Chief Executive Officer
                                     and Principal Accounting Officer