Form 10QSB
period 1999-12-30
DYNATRONICS CORP
filed 2000-02-14
CIK 720875

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
DECEMBER 31, 1999.

[  ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission File Number: 0-12697

                          		Dynatronics Corporation
      ------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

             Utah				                        			 	    87-0398434
             ----                                     ----------
(State or other jurisdiction of					             	 	(IRS Employer
incorporation or organization)					              	Identification No.)

            7030 Park Centre Drive, Salt Lake City, UT        84121
            -------------------------------------------------------
            (Address of principal executive offices)      (Zip Code)

                                (801) 568-7000
                                --------------
                         (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the issuer's common stock, no par value, as of February 8, 2000 is 8,783,622.

Transitional Small Business Disclosure Format
(Check One):
Yes __ No  X

                        DYNATRONICS CORPORATION
                           TABLE OF CONTENTS



                                                   										Page Number
                                                             -----------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Balance Sheet
December 31, 1999	                                                 1

Unaudited Condensed Statements of Income
Three and Six Months Ended December 31, 1999 and 1998	             2

Unaudited Condensed Statements of Cash Flows
Six Months Ended December 31, 1999 and 1998	                       3

Notes to Unaudited Condensed Financial Statements	                 4

Item 2. Management's Discussion and Analysis or Plan
   of Operation	                                                   7


PART II. OTHER INFORMATION	                                       12

                           DYNATRONICS CORPORATION
                           Condensed Balance Sheet
                                 (Unaudited)


[CAPTION]

                                                                            December 31

                                     ASSETS                                     1999
                                                                            ------------
Current assets:
   Cash and cash equivalents                                                $     93,196
   Trade accounts receivable, less allowance for doubtful
          accounts of $131,935                                                 3,000,924
   Related party and other receivables                                           166,695
   Inventories                                                                 4,316,784
   Prepaid expenses                                                              167,345
   Prepaid income taxes                                                          192,661
   Deferred tax asset-current                                                    174,039
                                                                            ------------
          Total current assets                                                 8,111,644

Net property and equipment                                                     3,387,800
Excess of cost over book value, net of accumulated amortization
       of $426,991                                                             1,014,128
Deferred tax asset-noncurrent                                                    155,606
Other assets                                                                     739,886
                                                                            ------------
                                                                            $ 13,409,064
                                                                            ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt                                   $    226,749
   Line of credit                                                              2,608,392
   Accounts payable                                                              723,376
   Accrued expenses                                                              303,742
                                                                            ------------
          Total current liabilities                                            3,862,259

Long-term debt, excluding current installments                                 2,176,596
Deferred compensation                                                            679,064
                                                                            ------------
          Total long-term liabilities, excluding current installments          2,855,660
                                                                            ------------
          Total  liabilities                                                   6,717,919

Stockholders' equity:
   Common stock, no par value.  Authorized 50,000,000
       shares; issued and outstanding 8,748,038 shares                         2,435,519
   Treasury stock, 35,584 shares                                                (120,096)
   Retained earnings                                                           4,375,722
                                                                            ------------
          Total stockholders' equity                                           6,691,145
                                                                            ------------
                                                                            $ 13,409,064
                                                                            ============

See accompanying notes to condensed financial statements.

                         DYNATRONICS CORPORATION
                     Condensed Statements Of Income
                              (Unaudited)

[CAPTION]

                                                         Three Months Ended             Six Months Ended
                                                             December 31                    December 31
                                                         1999           1998            1999           1998
                                                     -----------    -----------     -----------    -----------
Net sales                                            $3,440,764      4,019,706       6,892,760      8,930,931
Cost of sales                                         2,110,819      2,253,773       4,215,297      4,911,870
                                                     ----------     ----------      ----------     ----------
     Gross profit                                     1,329,945      1,765,933       2,677,463      4,019,061

Selling, general, and administrative expenses         1,113,216      1,200,765       2,174,517      2,520,069
Research and development expenses                       190,283        174,162         378,623        339,545
                                                     ----------     ----------      ----------     ----------
     Operating income (loss)                             26,446        391,006         124,323      1,159,447


Other income (expense):
   Interest income                                          752             62           1,552          5,187
   Interest expense                                     (95,842)      (102,033)       (194,065)      (185,468)
   Other income, net                                      4,395          5,172          10,641          9,849
                                                     ----------     ----------      ----------     ----------
     Total other income (expense)                       (90,695)       (96,799)       (181,872)      (170,432)

     Income (loss) before income taxes                  (64,249)       294,207         (57,549)       989,015

Income tax expense (benefit)                            (24,414)       110,878         (21,868)       388,034
                                                     ----------     ----------      ----------     ----------

     Net income (loss)                               $  (39,835)       183,329         (35,681)       600,981
                                                     ==========     ==========      ==========     ==========


     Basic and diluted net income (loss)
     per common share                                $    (0.00)          0.02           (0.00)          0.07
                                                     ==========     ==========      ==========     ==========

Weighted average basic and diluted common shares outstanding (note 2)

     Basic                                            8,747,942      8,674,325       8,731,468      8,660,111

     Diluted                                          8,747,942      9,077,135       8,731,468      9,099,947

See accompanying notes to condensed financial statements.

                                DYNATRONICS CORPORATION

                          Condensed Statements of Cash Flows
                                      (Unaudited)
[CAPTION]

                                                                                  Six Months Ended
                                                                                     December 31
                                                                                1999             1998
                                                                             ----------       ----------
Cash flows from operating activities:
  Net income (loss)                                                          $ (35,681)         600,981
  Adjustments to reconcile net income to net cash used in
        operating activities:
   Depreciation and amortization of property and equipment                      97,145          125,553
   Other amortization                                                           46,109           46,108
   Provision for doubtful accounts                                              18,000           18,000
   Provision for inventory obsolescence                                        133,998           78,000
   Provision for warranty reserve                                              144,197           79,057
   Deferred compensation                                                        59,616           42,042
   Decrease (increase) in operating assets:
      Receivables                                                             (321,974)        (966,394)
      Inventories                                                               41,492       (1,901,719)
      Prepaid expenses and other assets                                       (127,662)          85,798
   Increase (decrease) in operating liabilities:
      Trade accounts payable and accrued expenses                             (447,411)         137,525
      Income taxes payable                                                     (21,868)          58,859
                                                                            ----------       ----------

           Net cash used in operating activities                              (414,039)      (1,596,190)
                                                                            ----------       ----------

Cash flows from investing activities:
Capital expenditures                                                           (66,306)        (179,390)
Proceeds from sale of assets                                                   111,046                0
                                                                            ----------       ----------

           Net cash provided by (used in) investing activities                  44,740         (179,390)
                                                                            ----------       ----------
Cash flows from financing activities:
  Principal payments on long-term debt                                        (206,301)        (107,305)
  Net change in line of credit                                                  (3,246)       1,162,665
  Proceeds from sale of common stock                                            43,693          108,967
                                                                            ----------       ----------

           Net cash provided by (used in) financing activities                (165,854)       1,164,327
                                                                            ----------       ----------

Net decrease in cash and cash equivalents                                     (535,153)        (611,253)

Cash and cash equivalents at beginning of period                               628,349          748,099
                                                                            ----------       ----------

Cash and cash equivalents at end of period                                  $   93,196          136,846
                                                                            ==========       ==========
Supplemental cash flow information
  Cash paid for interest (net of amounts capitalized)                          194,065          185,468
  Cash paid for income taxes                                                         0          331,975
Supplemental Disclosure of Non-cash Investing and Financing Activities
  Treasury stock acquired in consideration for common stock issued
  as a result of a cashless stock option exercise.                                   0          120,096

See accompanying notes to condensed financial statements.

                           DYNATRONICS CORPORATION
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                              December 31, 1999
                                 (Unaudited)




NOTE 1.  PRESENTATION

The financial statements as of December 31, 1999 and for the six months then ended were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements for the two years ended June 30, 1999. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's
10-KSB filing.



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

In calculating net income per common share, the net income was the same for both the basic and diluted calculation. A reconciliation between the basic and diluted weighted-average number of common shares for the six months ended December 31, 1999 and 1998 is summarized as follows:

                                                (Unaudited)
                                       	     Six Months Ended
                                          	     December 31,
                                           	1999	            1998
                                         ----------       ----------
Basic weighted average number
  of common shares outstanding
  during the period	                      8,731,468	       8,660,111

Weighted average number of dilutive
  common stock options outstanding
  during the period                           -0-		          439,836
                                         ----------       ----------
Diluted weighted average number
  of common and common equivalent
  shares outstanding during the period	   8,731,468	       9,099,947
                                         ==========       ==========

Common stock equivalents of 255,193 outstanding during the six-month period ended December 31, 1999 that could potentially dilute basic net income per share in the future were not included in the computation of diluted net income per share because to do so would have been antidilutive for the period.




NOTE 3.  COMPREHENSIVE INCOME

For the periods ending December 31, 1999 and 1998, comprehensive income was equal to the net income as presented in the accompanying condensed statements of income.




NOTE 4.  INVENTORIES

Inventories consisted of the following:
                                             						 December 31
                                          						        1999
                                                    -----------

             	Raw Material	                         $ 2,909,139
             	Finished Goods	                         1,656,642
             	Inventory Reserve	                       (248,997)
                                                    -----------
                                                  		$ 4,316,784
                                                    ===========

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment were as follows:


                                            						  December 31
                                          						        1999
                                                    -----------

               	Land				 	                          $   354,744
               	Buildings		                    		     2,792,744
                Machinery and equipment	        	     1,630,181
                                                    -----------
                                           						     4,777,669
 	               Less accumulated depreciation
              	   and amortization	            		     1,389,869
                                                    -----------

	                                      				         $ 3,387,800
                                                    ===========

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Condensed Financial Statements (unaudited) and Notes thereto appearing elsewhere in this Form 10-QSB.

Results of Operations

In July 1998, Dynatronics introduced its new Synergie Lifestyle System line of products. Product shipments required to fill channels of distribution, coupled with strong initial demand for the Synergie products resulted in record sales and earnings in the six month period ended December 31, 1998. The record performance during that six month period of 1998 is the primary factor underlying the differences in the comparative discussion and analysis that follows. For a complete perspective of current operations and how they are affected by overall strategic plans, refer to the section below entitled "Business Plan."

Sales during the quarter ended December 31, 1999 were $3,440,764, compared to $4,019,706 for the same period last year. Sales during the six-month period ended December 31, 1999 were $6,892,760 compared to $8,930,931 during the six months ended December 31, 1998. The decline in sales during the quarter and six months ended December 31, 1999 was due primarily to the transition from initial sales of Synergie products required to fill channels of distribution following the first introduction of those products in 1998 to more normalized sales in the current reporting periods. In addition, general market trends were adversely affected from the implementation of new Medicare guidelines earlier in calendar 1999, which restricted reimbursement for physical therapy services. Recent legislation passed by Congress eliminated those reimbursement reductions for a two-year period beginning in January 2000.
As a result management believes market conditions will improve for the Company's rehabilitation and other physical therapy products in future periods. However, there can be no assurance that market conditions will improve as a result of the change in legislation.

Total gross profit during the quarter ended December 31, 1999 was $1,329,945 compared to $1,765,933 in the prior year period. Gross profit during the six-month period ended December 31, 1999 was $2,677,463 compared to $4,019,061 for the similar period in 1998. The reduction in sales of higher margin Synergie products in 1999 compared to the same period in 1998 when Synergie products were first introduced contributed to the reduction in gross profit and gross profit margin as a percentage of sales during the quarter and six months ended December 31, 1999. In addition, sales of the Company's lower margin product lines have increased more than 10% over the prior year period. This increase, combined with the decrease in sales of the higher margin products, primarily accounts for the decline in gross profit margins as a percentage of sales. Another factor contributing to the decline in gross profit was an expense of approximately $60,000 charged to cost of goods sold during the six-month period ended December 31, 1999 relating to the relocation of the Company's table manufacturing operations from South Carolina to facilities in Tennessee.

Selling, general and administrative (SG&A) expenses for the three- and six-month periods ended December 31, 1999, decreased to $1,113,216 and $2,174,517, respectively, compared to $1,200,765 and $2,520,069, respectively in the same periods in 1998. SG&A expenses for the three months ended

December 31, 1999 include approximately $100,000 of legal fees and related expenses incurred in connection with certain litigation involving the Company. SG&A expenses for the six-month period ending December 31, 1999 also included expenses of approximately $70,000 related to the relocation of the Company's table manufacturing operations from Columbia, South Carolina to Ooltewah, Tennessee. Most of these relocation expenses were incurred during the quarter ended September 30, 1999.

The Company's total SG&A expenses during the six months ended December 31, 1998 were higher due to costs associated with the introduction of the new Synergie product line. During the periods covered by this report, cost-cutting measures were implemented that the Company expects will result in annualized savings of approximately $350,000. Over the long term, the savings initially realized from these cost-saving measures will diminish, because the strategic growth plans of the Company require adding back certain expenses in the future as improved operations warrant. In addition to the cost-saving measures, during the quarter ended September 30, 1999, the Company consolidated its Columbia, South Carolina rehabilitation table manufacturing operations into its facilities in Chattanooga, Tennessee. The Company believes this consolidation will eliminate in excess of $400,000 of expenses associated with that operation.

Research and development (R&D) expenses during the three months ended
December 31, 1999 totaled $190,283, compared to $174,162 for the same period in 1998. R&D expenses during the six months ended December 31, 1999 were $378,623 compared to $339,545 in the previous year. This increase in R&D expenditures is primarily related to the development of a new product known as the Synergie Peel Microdermabrasion device. The Synergie Peel effectively reduces fine lines, wrinkles and other superficial skin damage by gently peeling away the top layer of skin, thereby exposing softer, smoother skin. This new product is scheduled for introduction in February 2000. Consistent with the Company's announced strategic plans, R&D expenditures are expected to continue at current levels through the balance of the fiscal year ending June 30, 2000.

Pre-tax loss for the quarter and six months ended December 31, 1999 was $64,249 and $57,549, respectively, compared to net income of $294,207 and $989,015, respectively during the same periods of the prior year. The introduction of Synergie products in 1998 significantly improved profits during the three- and six-month periods ended December 31, 1998. Profits for the current reporting periods were eroded by several factors including the consolidation of operations, increased research and development costs, increased legal expenses, and costs associated with the initial implementation of the Company's announced strategic growth plans. Costs associated with consolidation of operations and legal expenses combined exceeded $250,000 during the six-month period ended December 31, 1999.
Absent these expenses, Dynatronics would have reported pre-tax income approaching $200,000 for the six-month period even with the increased
R&D expenditures and the costs of implementing strategic growth plans.

Income tax benefit for the three months ended December 31, 1999 was $24,414, compared to income tax expense of $110,878, in the prior year period. Income tax benefit for the six months ended December 31, 1999 was $21,868 compared to income tax expense of $388,034 in the prior year period.

Net loss for the quarter ended December 31, 1999 was $39,835, compared to net income of $183,329 in the same period one year ago. Net loss for the six months ended December 31, 1999 was $35,681 compared to net income of $600,981 in the prior year period. The decrease in net income is directly and primarily attributable to lower sales and margins associated with the reduced sales of Synergie products in the six months ended December 31, 1999.

Liquidity and Capital Resources
-------------------------------

The Company expects revenues from operations, together with amounts available under its bank line of credit will be adequate to meet its working capital needs related to its business and its planned capital expenditures for the upcoming operating year.

The Company's current ratio at December 31, 1999 was 2.1 to 1. Current assets represent 61% of total assets.

Trade accounts receivable are from the Company's dealer network and are generally considered to be within terms. All accounts payable are within term with the Company continuing its policy of taking advantage of payment discounts available wherever possible.

The Company has a $3,750,000 revolving line of credit with a commercial bank. Borrowing limitations are based on 40% of inventory (up to a maximum of $1.65 million) and up to 80% of eligible accounts receivable. The outstanding balance on the line of credit at December 31, 1999 was $2,608,392. The line is secured by the Company's inventory, accounts receivable and a deed of trust on the company's office building in Salt Lake City, Utah. The line bears interest at the bank's "Prime Rate," which was 8.5% per annum at December 31, 1999. This line is subject to annual renewal and matures on November 30, 2000. Accrued interest is payable monthly.

Inventory levels, net of reserves, at December 31, 1999 totaled $4,316,784, while net accounts receivable were $3,000,924. During the last fiscal year, inventories and receivables increased significantly to support the Company's introduction of the Synergie Lifestyle System. In addition, management has made a stronger effort to reduce backorders by increasing inventory quantities. Financing for these increases has been provided through cash flows from operations together with amounts available under the Company's line of credit facility. Levels of raw material inventories for Synergie products exceed amounts that would normally be kept on hand. This surplus was generated during the last year when inventories were increased to support anticipated levels of sales that were not subsequently achieved.
The Company is confident the inventories can be successfully reduced over the coming year as sales increase as a result of the Company's strategic initiatives discussed below.

Long-term debt excluding current installments at December 31, 1999 totaled $2,176,596 comprised primarily of the mortgage loans on the Company's office and manufacturing facilities. The principal balance on the mortgage loans is approximately $2.1 million with monthly principal and interest payments of $26,900.

Business Plan
-------------

During the reporting quarter, management continued the implementation of its strategic plans to reposition and diversify the Company's product lines to guide future growth in both sales and profits. The Company's board of directors approved the initiatives, which are designed to refocus Dynatronics' strategy for manufacturing and distributing its popular line of rehabilitation products. The plans also commit the necessary resources to strengthen distribution and develop new aesthetic products targeting the medical, spa and beauty markets.

Included in these strategic plans is the expansion of marketing efforts into the European Community. Dynatronics received approval to begin marketing its line of electrotherapy and ultrasound devices throughout Europe in August 1999. The Company believes that Europe presents a promising market for these products. The Company is also in the process of obtaining the necessary approvals to market its aesthetic products in the European market. Management is confident that access to this vast market will result in increased sales of the Company's therapeutic and aesthetic devices, which are among its most profitable products.

The other strategic component of these new initiatives is a stronger commitment to diversification into the aesthetics market. During fiscal year 1999, the Company made its initial entry into this market with the introduction of its Synergie Lifestyle System product line. As a companion to the Synergie System, the Company recently announced the introduction of its new Synergie Peel Microdermabrasion device. Microdermabrasion technology is quickly becoming the new standard of care in the aesthetics industry because of its distinct advantages over chemical and laser peels. The Synergie Peel incorporates a unique new protocol that combines the elements of a traditional facial treatment with microdermabrasion and vacuum massage to provide what the Company refers to as the "Ultimate Facial." The Synergie Peel effectively reduces fine lines, wrinkles, and other superficial skin damage by gently peeling away the top layer of skin, thereby exposing softer, smoother skin. Based on the Company's experiences in this new market during the past year, management believes that there are strong opportunities for growth in this field.

To take full advantage of the opportunities of the broader aesthetics market, Dynatronics has begun to establish a direct sales force for marketing its aesthetic products. Underscoring the importance of this new initiative is the fact that the Company's chairman, Kelvyn H. Cullimore, is personally managing the effort to establish this new channel of distribution which may include hiring up to 40 new representatives over the next two years. Having control over the channels of distribution of these products is expected to allow the Company to more fully access the potential of the aesthetics products market. The Company perceives this market to be both lucrative and expanding, particularly as aging baby boomers continue to look for ways to retain a youthful appearance. The Company believes, based on its research of the market and its recent experiences in marketing the Synergie product line, that there are currently no significant direct distribution channels for capital products available in the aesthetics products market.

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

The implementation of these strategic initiatives will take time and resources. Profitability could be adversely affected as the Company aggressively pursues these plans. Management is confident, however, that these short-term costs will improve profitability and performance of the Company over the long term.


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

The forward-looking statements contained in this Report are made as of the date of this Report and the Company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations of the Company include:

  - Market acceptance of the Company's technologies, particularly the new Synergie Lifestyle System product line and other new or re-designed products;

  - The ability to hire and retain the services of trained personnel at cost-effective rates;

  - Rigorous government scrutiny or the possibility of additional government regulation of the industry in which the Company markets its products;

  -	Reliance on key management personnel;

  -	Foreign government regulation of the Company's products and manufacturing practices that may bar or significantly increase the expense of expanding to foreign markets;

  -	Economic and political risks related to the Company's expansion into international markets;

  -	Failure of the Company to sustain or manage growth including the failure to continue to develop new products or to meet demand for existing products;

  -	The Company's reliance on information technology;

  -	The timing and extent of research and development expenses;

  -	The Company's ability to keep pace with technological advances, which can occur rapidly;

  -	The loss of product market share to competitors;

  -	Potential adverse effect of taxation;

  -	The ability of the Company to obtain required financing to meet changes or other risks described above; or

  -	The cost of litigation associated with the LPG USA lawsuits.



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

On May 17, 1999, LPG USA, Inc. filed a civil complaint against the Company in the United States District Court for the Southern District of Florida, Northern Division (Civil No. 98-6602). The complaint, as subsequently amended, alleges causes of action for false advertising, as well as tort and statutory claims related to the appearance of LPG's products in newscast included in a promotional video shown to certain distributors of the Company. Discovery has been completed and the Company has filed a motion for summary judgment on all causes of action raised in the complaint. The court has not yet ruled on the Company's motion. Dynatronics believes that the allegations made by LPG in its complaint are wholly without merit and the Company intends to vigorously oppose LPG's claims. However, there can be no assurance that the Company's defense will be successful.

On June 7, 1999, Dynatronics filed a lawsuit in the United States District Court for the District of Utah, Central Division (Civil No. 2:99CV 0423C). The Company's complaint names LPG USA, Inc. as defendant and alleges causes of action based on deceptive and unfair trade practices, product and trade disparagement, defamation, interference with business relations and unfair competition. Discovery is ongoing in this proceeding. As part of its plea for relief, the Company has also made a motion for a temporary restraining order and permanent injunction against LPG from further violations. LPG has filed a motion to dismiss this case and to change venue of this action to Florida. A hearing on the Company's motion for injunctive relief and the defendant's motion to change venue has been held, but the court has not yet issued a ruling on either motion.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

      No. 	 Description
      ---   -----------

      10.3	  Loan Agreement

      27.	  Financial Data Schedule

                             SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   DYNATRONICS CORPORATION
                                   ---------------------------
                                   Registrant


Date       2/14/00                 /s/ Kelvyn H. Cullimore, Jr.
     ---------------------         ---------------------------
                                   Kelvyn H. Cullimore, Jr.
                                   President, Chief Executive Officer
                                   and Principal Accounting Officer