Form 10QSB
period 2000-03-31
DYNATRONICS CORP
filed 2000-05-15
CIK 720875

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

[X] 	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
     PERIOD ENDED MARCH 31, 2000.

[  ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
     EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _________
     TO _________

Commission File Number: 0-12697

                     		Dynatronics Corporation
       ------------------------------------------------------
  (Exact name of small business issuer as specified in its charter)

             Utah							 	                             87-0398434
             ----                                      ----------
(State or other jurisdiction of	               					 (IRS Employer
 incorporation or organization)						              Identification No.)

         7030 Park Centre Drive, Salt Lake City, UT 84121
      ------------------------------------------------------
      (Address of principal executive offices)    (Zip Code)

                             (801) 568-7000
                            ----------------
                       (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the issuer's common stock, no par value, as of May 8, 2000 is 8,748,038.

Transitional Small Business Disclosure Format
(Check One):
Yes __ No  X

                      DYNATRONICS CORPORATION
                         TABLE OF CONTENTS



          										                                        Page Number
                                                            -----------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Balance Sheet
March 31, 2000	                                                   1

Unaudited Condensed Statements of Income
Three and Nine Months Ended March 31, 2000 and 1999	              2

Unaudited Condensed Statements of Cash Flows
Nine Months Ended March 31, 2000 and 1999	                        3

Notes to Unaudited Condensed Financial Statements	                4

Item 2. Management's Discussion and Analysis or Plan of
Operation	                                                        7


PART II. OTHER INFORMATION	                                      13

                        DYNATRONICS CORPORATION
                        Condensed Balance Sheet
                              (Unaudited)
[CAPTION]

                                                                                March 31
                                     ASSETS                                       2000
                                                                             --------------
Current assets:
   Cash and cash equivalents                                                 $       50,022
   Trade accounts receivable, less allowance for doubtful
          accounts of $140,935                                                    3,152,231
   Related party and other receivables                                              142,606
   Inventories                                                                    4,324,683
   Prepaid expenses                                                                 152,382
   Prepaid income taxes                                                             243,632
   Deferred tax asset-current                                                       174,039
                                                                             --------------
          Total current assets                                                    8,239,595

Net property and equipment                                                        3,379,958
Excess of cost over book value, net of accumulated amortization
       of $473,100                                                                  991,074
Deferred tax asset-noncurrent                                                        89,093
Other assets                                                                        181,719
                                                                             --------------
                                                                             $   12,881,439
                                                                             ==============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt                                    $      230,773
   Line of credit                                                                 2,197,461
   Accounts payable                                                                 647,340
   Accrued expenses                                                                 660,223
                                                                             --------------
          Total current liabilities                                               3,735,797

Long-term debt, excluding current installments                                    2,126,697
Deferred compensation                                                               508,872
                                                                             --------------
          Total long-term liabilities, excluding current installments             2,635,569
                                                                             --------------
          Total  liabilities                                                      6,371,366

Stockholders' equity:
   Common stock, no par value.  Authorized 50,000,000
       shares; issued and outstanding 8,748,038 shares                            2,452,009
   Treasury stock, 35,584 shares                                                   (120,096)
   Retained earnings                                                              4,178,160
                                                                             --------------
          Total stockholders' equity                                              6,510,073
                                                                             --------------

                                                                             $   12,881,439
                                                                             ==============

See accompanying notes to condensed financial statements.

                          DYNATRONICS CORPORATION
                      Condensed Statements Of Income
                                (Unaudited)

[CAPTION]

                                                                Three Months Ended                Nine Months Ended
                                                                      March 31                         March 31
                                                                2000           1999             2000             1999
                                                            ------------   ------------     -------------    -------------
Net sales                                                   $ 3,756,669      3,381,088        10,649,428       12,312,019
Cost of sales                                                 2,138,100      2,018,165         6,353,397        6,930,035
                                                            ------------   ------------     -------------    -------------

     Gross profit                                             1,618,569      1,362,923         4,296,031        5,381,984

Selling, general, and administrative expenses                 1,541,849      1,086,862         3,716,366        3,606,931
Research and development expenses                               184,245         96,867           562,868          436,412
                                                            ------------   ------------     -------------    -------------

     Operating income (loss)                                   (107,525)       179,194            16,797        1,338,641


Other income (expense):
   Interest income                                                  702             19             2,254            5,206
   Interest expense                                             (99,174)      (103,218)         (293,239)        (288,686)
   Other income, net                                             13,976         11,118            24,618           20,967
                                                            ------------   ------------     -------------    -------------

     Total other income (expense)                               (84,496)       (92,081)         (266,367)        (262,513)

     Income (loss) before income taxes                         (192,021)        87,113          (249,570)       1,076,128

Income tax expense (benefit)                                      5,542         31,634           (16,326)         419,668
                                                            ------------   ------------     -------------    -------------


     Net income (loss)                                      $  (197,563)        55,479          (233,244)         656,460
                                                            ============   ============     =============    =============

     Basic and diluted net income (loss)
     per common share                                       $     (0.02)          0.01             (0.03)            0.08
                                                            ============   ============     =============    =============

Weighted average basic and diluted common shares outstanding (note 2)

     Basic                                                    8,754,196      8,685,347         8,738,989        8,668,400

     Diluted                                                  8,754,196      9,007,202         8,738,989        9,069,483

See accompanying notes to condensed financial statements.

                            DYNATRONICS CORPORATION

                      Condensed Statements of Cash Flows
                                  (Unaudited)
[CAPTION]

                                                                                             Nine Months Ended
                                                                                                  March 31
                                                                                         2000                 1999
                                                                                     ------------         ------------
Cash flows from operating activities:
  Net income (loss)                                                                  $  (233,244)             656,460
  Adjustments to reconcile net income to net cash used in
        operating activities:
   Depreciation and amortization of property and equipment                               165,436              193,576
   Other amortization                                                                     69,163               69,162
   Provision for doubtful accounts                                                        27,000               27,000
   Provision for inventory obsolescence                                                  200,997              117,000
   Provision for warranty reserve                                                        202,994              144,953
   Deferred compensation                                                                (110,576)              63,063
   Decrease (increase) in operating assets:
      Receivables                                                                       (458,192)            (768,920)
      Inventories                                                                        (33,406)          (2,015,787)
      Prepaid expenses and other assets                                                  445,468               98,965
      Deferred tax assets                                                                 66,513                    0
   Increase (decrease) in operating liabilities:
      Trade accounts payable and accrued expenses                                       (225,762)            (255,618)
      Income taxes payable                                                               (72,839)              11,305
                                                                                      ------------        ------------

           Net cash provided by (used in) operating activities                            43,552           (1,658,841)
                                                                                      ------------        ------------

Cash flows from investing activities:
Capital expenditures                                                                    (126,755)            (240,452)
Proceeds from sale of assets                                                             111,046                    0
                                                                                      ------------        ------------

           Net cash used in investing activities                                         (15,709)            (240,452)
                                                                                      ------------        ------------

Cash flows from financing activities:
  Principal payments on long-term debt                                                  (252,176)            (172,633)
  Net change in line of credit                                                          (414,177)           1,348,950
  Proceeds from sale of common stock                                                      60,183              125,091
                                                                                      ------------        ------------

           Net cash provided by (used in) financing activities                          (606,170)           1,301,408
                                                                                      ------------        ------------

Net decrease in cash and cash equivalents                                               (578,327)            (597,885)

Cash and cash equivalents at beginning of period                                         628,349              748,099
                                                                                      ------------        ------------

Cash and cash equivalents at end of period                                            $   50,022              150,214
                                                                                      ============        ============

Supplemental cash flow information
  Cash paid for interest (net of amounts capitalized)                                    293,239              288,686
  Cash paid for income taxes                                                                   0              414,588
Supplemental disclosure of non-cash investing and financing activities
  Treasury stock acquired in consideration for common stock issued
  as a result of a cashless stock option exercise.                                             0              120,096

See accompanying notes to condensed financial statements.

                        DYNATRONICS CORPORATION
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                            March 31, 2000
                              (Unaudited)




NOTE 1.  PRESENTATION

The financial statements as of March 31, 2000 and for the nine months then ended were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements for the two years ended June 30, 1999. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10-KSB filing.



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

In calculating net income per common share, the net income was the same for both the basic and diluted calculation. A reconciliation between the basic and diluted weighted-average number of common shares for the nine months ended
March 31, 2000 and 1999 is summarized as follows:

[CAPTION]

                                	          (Unaudited) 	              (Unaudited)
                                       Three Months Ended  	       Nine Months Ended
                                           	March 31, 	                March 31,
                                      	2000	         1999    	     2000         1999
                                   -----------   -----------   -----------  -----------
Basic weighted average number
  of common shares outstanding
  during the period	                8,754,196	    8,685,347	    8,738,989 	  8,668,400

Weighted average number of
  dilutive common stock options
  outstanding during the period         -0-		       321,855         -0-	    	  401,483

Diluted weighted average number	     _________	   _________     	_________  	_________
  of common and common equivalent
  shares outstanding during the
  period	                            8,754,196	   9,007,202	     8,754,196	  9,069,483
                                    ==========   ==========     ==========  ==========

Outstanding options not included in the computation of diluted net income per share total 693,350 and 140,939 as of March 31, 2000 and 1999 respectively, because to do so would have been antidilutive.


NOTE 3.  COMPREHENSIVE INCOME

For the periods ending March 31, 2000 and 1999, comprehensive income was equal to the net income as presented in the accompanying condensed statements of income.




NOTE 4.  INVENTORIES

Inventories consisted of the following:
                                           						     March 31
                                         						         2000
                                                     ----------
           	Raw Material	                            $2,923,429
            Finished Goods                     	      1,717,250
           	Inventory Reserve                  	       (315,996)
                                                     ----------
                                                   		$4,324,683
                                                     ==========

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment were as follows:


                                            						     March 31
                                          						         2000
                                                     -----------

               	Land				                             $   354,744
               	Buildings		                     		     2,792,744
                Machinery and equipment         		     1,690,630
                                                     -----------
                                            						     4,838,118
               	Less accumulated depreciation
              	   and amortization             			     1,458,160
                                                     -----------

                                     		 			          $ 3,379,958
				                                                 ===========

Item 2. Management's Discussion and Analysis or Plan of
Operation

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Condensed Financial Statements (unaudited) and Notes thereto appearing elsewhere in this Form 10-QSB.

Results of Operations

Sales during the quarter ended March 31, 2000 increased 11%
to $3,756,669, compared to $3,381,088 for the same period
last year.  During the quarter ended March 31, 2000, the
Company introduced and began shipping its new Synergie Peel
Microdermabrasion device which contributed to the increase
in sales.  The Synergie Peel incorporates a unique new
protocol that combines the elements of a traditional facial
treatment with Microdermabrasion and vacuum massage to
provide what the Company refers to as the "Ultimate
Facial."   The Company has applied for three patents
related to its Synergie Peel device.

Sales during the nine-month period ended March 31, 2000 were $10,649,428 compared to $12,312,019 during the nine months ended March 31, 1999. The decline in sales during the nine months ended March 31, 2000 reflects the transition from initial sales of Synergie AMS products required to fill channels of distribution following the introduction of those products in the first two quarters of fiscal year 1999 to more normalized sales in the current reporting periods.

Total gross profit during the quarter ended March 31, 2000 was $1,618,569 or 43.1% of sales compared to $1,362,923 or
40.3% of sales in the prior year period. Higher margins associated with the new Synergie Peel Microdermabrasion device improved gross margins for the quarter ended March 31, 2000 compared to the similar quarter in the prior year. Increased sales of high margin electrotherapy devices also contributed to the improved margin percentage for the quarter. Gross profit during the nine-month period ended March 31, 2000 was $4,296,031 or 40.3% of sales compared to $5,381,984 or 43.7% of sales for the similar period in 1999. Gross margins for the nine-month period were higher in the 1999 period as a result of the introduction of the Synergie AMS product line. Another factor contributing to the difference in gross profit as a percent of sales was an expense of approximately $80,000 charged to cost of goods sold during the nine-month period ended March 31, 2000 relating to the relocation of the Company's table manufacturing operations from South Carolina to facilities in Tennessee.

Selling, general and administrative (SG&A) expenses for the three- and nine-month periods ended March 31, 2000, increased to $1,541,849 and $3,716,366, respectively, compared to $1,086,862 and $3,606,931, respectively in the same periods in 1999. Several factors contributed to the increase in SG&A expense. The most significant of these factors was legal fees and related expenses associated with litigation that was settled in the current reporting quarter. (See discussion of Legal Proceedings in Part II,
Item 1) Approximately $500,000 in legal expense was incurred in the nine-month period ended March 31, 2000, of which $370,000 was expensed in the current reporting quarter. Another contributing factor was $87,000 in increased sales expense for the nine-month period related to establishing more direct sales representatives who sell the Company's line of aesthetic products. Increased advertising expense for the new Synergie Peel device also contributed to increased selling expense during the latest quarter. SG&A expenses for the nine-month period also included approximately $72,000 related to the relocation of the Company's table manufacturing operations from Columbia, South Carolina to Ooltewah, Tennessee. Most of these relocation expenses were incurred during the quarter ended September 30, 1999. The relocation is expected to eliminate over $400,000 of expense annually.

Research and development (R&D) expenses during the three months ended March 31, 2000 totaled $184,245, compared to $96,867 for the same period in 1999. R&D expenses during the nine months ended March 31, 2000 were $562,868 compared to $436,412 in the previous year. The increase in R&D expenditures is directly related to the development of the new Synergie Peel Microdermabrasion device. Plans for developing other new products are expected to result in R&D expenditures continuing at current levels.

Pre-tax loss for the quarter and nine months ended March 31, 2000 was $192,021 and $249,570, respectively, compared to net income of $87,113 and $1,076,128, respectively during the same periods of the prior year. The introduction of Synergie products significantly improved profits during the nine-month period ended March 31, 1999. Profits for the current reporting periods were eroded by several factors including legal expenses, consolidation of operations, higher selling expenses related to establishing direct sales representatives, increased research and development costs, and costs associated with the initial implementation of the Company's announced strategic growth plans. Costs associated with consolidation of operations and legal expenses combined exceeded $650,000 during the nine-month period ended March 31, 2000. Absent these expenses, Dynatronics would have reported pre-tax income of approximately $400,000 for the nine-month period, even with the increased R&D expenditures and the costs of implementing strategic growth plans.

Income tax expense for the three months ended March 31, 2000 was $5,542 compared to $31,634 in the prior year period. Income tax benefit for the nine months ended March 31, 2000 was $16,326 compared to income tax expense of $419,668 in the prior year period.

During the quarter ended March 31, 2000, the company settled a contractual obligation with Kelvyn Cullimore Sr., Chairman
of the Board of Directors.   Under the agreement, the
Company was obligated to pay a pre-retirement death benefit to Mr. Cullimore's beneficiaries in the event of his death prior to age 65, or upon reaching age 65 an annual retirement benefit of $75,000 per year. Mr. Cullimore's 65th birthday is in July, 2000. The obligation was funded through an insurance policy owned by the Company on the life of Mr. Cullimore and was recorded as a deferred compensation expense on the books of the Company. Under the terms of the settlement, the Company made a lump sum payment equivalent to the accrued deferred compensation. The funding of the settlement was obtained through surrendering the life insurance policy on Mr. Cullimore's life. Under tax laws, both the premiums paid by the Company on this policy and the accumulated cash surrender value are excluded from the calculation of taxable income. However, generally accepted accounting principles require that the premium and the increase in cash surrender value be recorded annually. At the time of surrender of the policy, the cash surrender value received by the Company exceeded the net premiums paid by approximately $200,000. This increase had been recognized on the books of the Company over the term of the contract, but the tax calculations each year excluded this income. The settlement created a tax liability of approximately $76,000, which is the tax on the book income recognized over the life of the contract but excluded from the tax calculation in prior years. Absent this charge, the tax benefit for the quarter ended March 31, 2000 would have been approximately $72,000.

Net loss for the quarter ended March 31, 2000 was $197,563, compared to net income of $55,479 in the same period one year ago. Net loss for the nine months ended March 31, 2000 was $233,244 compared to net income of $656,460 in the prior year period. The decrease in net income is attributable to lower sales and margins associated with the reduced sales of Synergie AMS products during the nine months ended March 31, 2000, increased legal and other expenses and the tax liability from the settlement of the deferred compensation obligation.

Liquidity and Capital Resources

The Company expects revenues from operations, together with amounts available under its bank line of credit to be adequate to meet working capital needs related to its business and its planned capital expenditures for the next twelve months.

The Company's current ratio at March 31, 2000 was 2.2 to 1.
Current assets represent 64% of total assets.

Trade accounts receivable are from the Company's dealer network and are generally considered to be within term. All accounts payable are within term with the Company continuing its policy of taking advantage of payment discounts available wherever possible.

The Company has a $3,750,000 revolving line of credit with a
commercial bank.    Borrowing limitations are based on 40%
of inventory (up to a maximum of $1.65 million) and up to 80% of eligible accounts receivable. The outstanding balance on the line of credit at March 31, 2000 was $2,197,461. The line is secured by the Company's inventory, accounts receivable and a deed of trust on the Company's office building in Salt Lake City, Utah. The line bears interest at the bank's "Prime Rate," which was 9% per annum at March 31, 2000. This line is subject to annual renewal and matures on November 30, 2000. Accrued interest is payable monthly.

Inventory levels, net of reserves, at March 31, 2000 totaled $4,324,683, while net accounts receivable were $3,152,231. During the last fiscal year, inventories and receivables increased significantly to support the Company's introduction of the Synergie AMS product line. In addition, management has made a stronger effort to reduce backorders by increasing inventory quantities. Financing for these increases has been provided through cash flows from operations together with amounts available under the Company's line of credit facility. Levels of raw material inventories for Synergie AMS products exceed amounts that would normally be kept on hand. This surplus was generated during the last year when inventories were increased to support anticipated levels of sales that were not subsequently achieved. The Company is confident the inventories can be successfully reduced over the coming year as sales increase as a result of the Company's strategic initiatives discussed below.

Long-term debt excluding current installments at March 31, 2000 totaled $2,126,697 comprised primarily of the mortgage loans on the Company's office and manufacturing facilities. The principal balance on the mortgage loans is approximately $2.1 million with monthly principal and interest payments of $26,900.

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

Included in these strategic plans is the expansion of marketing efforts into the European Community. Dynatronics received approval to begin marketing its line of electrotherapy and ultrasound devices throughout Europe in August 1999. The Company believes that Europe presents a promising market for these products. The Company is also in the process of obtaining the necessary approvals to sell its aesthetic products in the European market. Management is confident that access to this vast market will over time result in increased sales of the Company's therapeutic and aesthetic devices, which are among its most profitable products.

In addition, the Company has several innovative developments relating to new physical therapy products which are scheduled to be introduced during the current calendar year. Continued innovation allows the Company to remain at the forefront of technology in the physical medicine industry.

The other strategic component of these new initiatives is a stronger commitment to diversification into the aesthetics market. During fiscal year 1999, the Company made its initial entry into this market with the introduction of its Synergie Lifestyle System product line. As a companion to the Synergie System, the Company recently introduced its new Synergie Peel Microdermabrasion device. Microdermabrasion technology is quickly becoming the new standard of care in the aesthetics industry because of its distinct advantages over chemical and laser peels. In conjunction with the Synergie Peel device, the Company plans to introduce a new line of advanced skin care products that further enhance the results of the Synergie Peel treatment regimen and expand the Company's aesthetic product offering. Based on the Company's experiences in this new market during the past year, management believes that there are many opportunities for growth in this field.

To take full advantage of the opportunities of the broader aesthetics market, Dynatronics has begun to establish a direct sales force for marketing its aesthetic products. Underscoring the importance of this new initiative is the fact that the Company's chairman, Kelvyn H. Cullimore, is personally managing the effort to establish this new channel of distribution. The pace at which these direct sales representatives are being hired has slowed somewhat due to the success of some dealers in the distribution chain. Presently, efforts to establish direct sales representatives are focused on areas where the Company does not have a strong dealer representing it. The Company expects that owning control over the channels of distribution of these products will allow the Company to more fully access the potential of the aesthetics products market. The Company perceives this market to be both lucrative and expanding, particularly as aging baby boomers continue to look for ways to retain a youthful appearance.

During the past quarter the Company allocated resources to enhance its e-business presence. E-commerce is rapidly becoming a reality in many aspects of business. Dynatronics has undertaken to improve the appearance and application of its website, and is researching ways to apply e-commerce solutions to better serve customer needs, access new business opportunities, reduce the cost of customer service, and stay technologically current in the way business is conducted. The Company believes the allocation of these resources is critical to improving future performance.

With the new strategic initiatives underway, the Company will focus its resources in the following areas:

    - Strengthening distribution of rehabilitation products

    - Re-engineering key rehabilitation product lines and developing new therapy products

    - Expanding distribution of products in Europe

    - Improving distribution in the aesthetic products market through the hiring of direct sales representatives

    - Introducing new aesthetic products

    - Applying e-commerce solutions to improving overall performance


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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

During the quarter ended March 31, 2000, the Company reached a settlement of all litigation matters with LPG USA, Inc disclosed in previous quarterly reports. The two companies had filed lawsuits in Utah and Florida in May/June 1999 asserting claims against each other for unfair trade practices. By agreement, specific terms of the settlement were not released. The impact of this litigation and the settlement on earnings and results of operations of the Company are discussed in this report in Item 2 of Part I, "Managements Discussion and Analysis or Plan of
Operation."

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a) Exhibits

No. 	Description
---  -----------
10.	 Settlement Agreement dated March 29, 2000, between Dynatronics and
     Kelvyn H. Cullimore

27.	 Financial Data Schedule

                             SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  DYNATRONICS CORPORATION
                                  ----------------------------
                                  Registrant


Date      5/15/00             				/s/ Kelvyn H. Cullimore, Jr.
     ------------------           ----------------------------
                                  Kelvyn H. Cullimore, Jr.
                                  President, Chief Executive
                                  Officer and Principal Accounting Officer