Form 10KSB
period 2000-06-30
DYNATRONICS CORP
filed 2000-09-28
CIK 720875

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-KSB

(Mark One)
[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2000.

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
____________.

Commission file number 0-12697

                           DYNATRONICS CORPORATION
                (Name of small business issuer in its charter)

            Utah            	    			                  87-0398434
------------------------                ------------------------------------
(State of Incorporation)	    		         (I.R.S. Employer Identification No.)

                           7030 Park Centre Drive
                     Salt Lake City, Utah  84121-6618
                               (801) 568-7000
     (Address of principal executive offices, zip code,telephone number)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended June 30, 2000 were $15,173,050. The aggregate market value of the voting common stock held by non-affiliates of the issuer was approximately $8.7 million as of September 20, 2000, based on the average bid and asked price on that date.

The number of shares outstanding of each of the issuer's classes of common stock as of September 20, 2000 was:

         	Class                           								  	 Shares Outstanding
          -----                                       ------------------

Common Stock, no par value					                            8,785,038

The Company hereby incorporates information required by Part III (Items 11 and 12) of this report by reference to the Company's definitive proxy statement to be filed pursuant to Regulation14A and provided to shareholders subsequent to the filing of this report.

                   Transitional Small Business Disclosure
                           Format (Check One):
                           Yes 	   		 No  X
                              ------    ------

                                  PART I


Item 1. Description of the Business

   	Dynatronics Corporation ("Dynatronics" or the "Company"), a Utah corporation, was organized April 29, 1983. The principal business of the Company is the design, manufacture and sale of medical and aesthetic products including: 1) medical devices for therapeutic applications in physical medicine, 2) medical supplies and soft goods, 3) treatment tables and rehabilitation products for use by practitioners and, 4) aesthetic products and devices. The Company distributes its products in several ways: 1) a network of independent dealers nationwide and internationally, 2) by contract with certain national accounts, 3) a full-line catalog, 4) a staff of direct sales representatives employed to sell the Company's aesthetic products and, 5) the Company's website and associated e-commerce venues.

   	On May 1, 1996, the Company acquired the assets of Superior Orthopaedics Supplies, Inc. ("Superior"), a manufacturer and distributor of medical soft goods, supplies, wood therapy tables and rehabilitation products for the physical medicine market. Superior is located in Ooltewah, Tennessee, a suburb of Chattanooga, Tennessee. The addition of Superior's products to the Company's existing line of capital equipment significantly broadened the Company's product offering and strengthened channels of distribution, allowing for greater market penetration both domestically and internationally.

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

   	In January 1997, the Company acquired certain assets in Columbia, South Carolina to begin manufacturing physical therapy treatment tables, rehabilitation parallel bars, and other specialty rehabilitation products. In July 1999, the Company consolidated this operation into its Chattanooga, Tennessee facility to improve efficiencies.

   	In July 1998, the Company expanded into the aesthetic products market with the introduction of the new Synergie AMS device. This new product incorporates therapeutic massage technology to achieve, among other things, a temporary reduction in the appearance of cellulite--a claim for which the Company received clearance by the U.S. Food and Drug Administration during fiscal year 1999. This claim is strongly supported by a Company-sponsored research study in which 91% of participants reported favorable reductions in the appearance of cellulite. In conjunction with the Synergie AMS device, the Company markets accessory items as well as a line of nutritional supplements manufactured to proprietary specifications.

    In February 2000, the Company expanded its offering of aesthetic products with the introduction of the Synergie Peel microdermabrasion device. The Synergie Peel device reduces fine lines, wrinkles, and other superficial skin damage by gently peeling away the top layers of skin, exposing smoother, softer skin. Microdermabrasion is quickly becoming the new standard of care in the aesthetics industry because of its distinct advantages over traditional chemical and laser peels. In conjunction with the Synergie Peel device, during fiscal year 2000 the Company introduced Calisse -- a unique line of skin care products designed to enhance the effects of the Synergie Peel treatments.

   	In August 2000, the Company signed an agreement with Alan Neuromedical Technologies (ANT) naming Dynatronics the exclusive licensee of ANT's patented technology for treating chronic pain. This unique technology will be incorporated into Dynatronics' advanced electrotherapy equipment resulting in the introduction of two new electrotherapy devices scheduled for release in the third quarter of fiscal year 2001. One device will be designed for clinicians. The other will be designed for individual patients, and will be available on a prescription basis for home use. According to the American Pain Society, over 18 million Americans suffer from moderate to severe chronic pain. This new technology has been successfully used by doctors in treating more than 1,000 chronic pain patients.

                  Description of Products Manufactured
                    and/or Distributed by the Company

   	The Company's product line can be divided into four general categories: (1) Therapy Devices including Electrotherapy and Therapeutic Ultrasound; (2) Medical Supplies and Soft Goods; (3) Treatment Tables and Rehabilitation Equipment; and (4) Aesthetic Products. The Company's products are used primarily by physical therapists, chiropractors, sports medicine practitioners, podiatrists, plastic surgeons, dermatologists, and other aesthetic services providers.

Therapy Devices
---------------

   	Electrotherapy - The therapeutic effects of electrical energy have occupied an important position in physical medicine for over three decades. There has been an evolution through the years to use the most effective and painless waveforms and frequencies for patient comfort and for success in the treatment of pain and related physical ailments.
Medium frequency alternating currents, which are used in the Company's electrotherapy devices, are believed to be the most effective and comfortable for patients. Electrotherapy is effective in treating chronic intractable pain and/or acute post-traumatic pain, increasing local blood circulation, relaxation of muscle spasms, prevention or retardation of disuse atrophy, and muscle re-education.

   	Therapeutic Ultrasound - Ultrasound therapy is a process of providing therapeutic deep heat to soft tissues through the introduction of soundwaves into the body. It is one of the most common modalities used in physical therapy today for the treatment of pain relief, muscle spasms and joint contractures.

"50 Series Plus" Products

   	During fiscal year 1997, the Company introduced seven new devices that included electrotherapy, ultrasound or a combination of both modalities in a single device. The Dynatron 125 ultrasound device and the Dynatron 525 electrotherapy device target the low-priced segment of the market. The other five new products comprise the "50 Series Plus" product line and provide additional features and capabilities to its popular predecessor line, the "50 Series", while at the same time further reducing the cost of manufacturing the products. (See Schedule of Therapy Products below.) Dynatronics intends to continue development of its electrotherapy and ultrasound technology and remain a leader in the design, manufacture and sale of therapy devices.

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

   The chart below lists the therapy device products manufactured and marketed by the Company which materially contributed to total
Company sales in fiscal year 2000.

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

	** "50 Series Plus" Product Line
	+ Both manufactured by Life-Tech

Medical Supplies and Soft Goods
-------------------------------

   	In May 1999, the Company introduced its 1999-2000 product catalog containing an extensive line of approximately 900 products. With the introduction of the expanded 1999-2000 catalog, which included 300 new entries, the Company has created a virtual "one-stop shop" for rehabilitation professionals. The Company plans to update its catalog every two years.

   	Medical supplies and soft goods currently manufactured by the Company include: hot packs, therapy wraps, wrist splints, lumbar supports, cervical collars, slings, cervical pillows, back cushions, weight racks, and wood and metal treatment tables. Products distributed by the Company include: cold packs, skin cleanser, lotions and gels, paper products, athletic tape, canes and crutches, reflex hammers, stethoscopes, splints, elastic wraps, exercise weights, Thera-Band? tubing, wheelchairs, walkers,

---------------------
Thera-Band is a registered trademark of Hygenic Corp.

treadmills, stair climbers, hydrocollators, whirlpools, gloves, electrodes, TENS devices, and traction equipment. The Company is continually seeking to expand its line of medical supplies and soft goods.

Treatment Tables and Rehabilitation Equipment
---------------------------------------------

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

Aesthetic Products
------------------

   	In July 1998, the Company began shipments of its new Synergie
Aesthetic Massage (AMS) device.    The Synergie AMS device applies
therapeutic vacuum massage to skin and subcutaneous tissues to, among other things, achieve a temporary reduction in the appearance of cellulite.

   	In December 1999, the Company released the results of a Company-sponsored study reporting that 91% of participants experienced a reduction in the appearance of cellulite. In addition, participants on average showed a six-inch composite loss in girth around the hips, thighs, and waist. The Synergie Lifestyle System incorporates Synergie AMS treatments with proper exercise and nutrition to achieve optimal results.

    In February 2000, the Company introduced the Synergie Peel microdermabrasion device as a companion to the Synergie AMS device. The Synergie Peel device gently exfoliates the upper layers of skin, exposing softer, smoother skin. Microdermabrasion is becoming popular in the aesthetics industry for customers who want the "ultimate facial" experience.

Allocation of Sales Among Key Products
--------------------------------------

   	The Synergie AMS device and related products accounted for approximately 11% and 23% of the Company's sales in fiscal years 2000 and 1999, respectively. No other single product accounted for more than 15% of the Company's revenues during any of the last two fiscal years.


                       Description of the Company's
                  Marketing and Manufacturing Operations

Patents and Trademarks
----------------------

   	The Company currently holds a patent on the "Target" feature of its electrotherapy products that will remain in effect until July 18, 2006 and a patent on its multi-frequency ultrasound technology that will remain in effect until June 2013. Patents pertaining to the Company's new Synergie AMS device and Synergie Peel device have been filed with the U.S. patent office and are currently pending. In addition, the Company has filed for international patent protection for its Synergie AMS and Synergie Peel technology.

    The trademark "Dynatron" has been registered with the United States Patent and Trademark Office and the appropriate government offices in Japan. In addition, registration applications have been filed for the trademarks "Synergie," and "Synergie Peel" and for various other product trademarks. The Company's other copyrightable material is protected under U.S. copyright laws.

Warranty Service
----------------

   	The Company warrants all products it manufactures for time periods ranging in length from 90 days to two years after the sale. The Company also sells accessory items supplied by other manufacturers. These accessory products carry warranties similar to those offered by the Company. Warranty service is provided from the Company's Salt Lake City and Chattanooga facilities, according to the service required. These warranty policies are comparable to warranties generally available in
the industry.   Warranty claims as a percentage of gross sales were not
material in fiscal years 2000 and 1999.

Customers/Market
----------------

   	With the acquisition of Superior and the introduction of the new Synergie product line, the Company has expanded its dealer network to over 300 wholesale dealers throughout the United States and internationally. These dealers are the primary customers of the Company. The dealers purchase and take title to the products, which they then sell to licensed practitioners such as physical therapists, chiropractors, podiatrists, sports medicine specialists, medical doctors, hospitals, plastic surgeons, dermatologists and aestheticians.

   	The Company has entered into preferred vendor relationships with certain national chains of physical therapy clinics and hospitals. No single dealer or national account or group of related accounts was responsible for 10% or more of total sales in fiscal years 2000 or 1999.

   	The Company exports products to approximately 25 different countries. International sales (i.e., sales outside North America) totaled approximately $659,700, or 4.3% of sales in fiscal year 2000 and approximately $522,200, or 3.3% of the Company's total sales in fiscal year 1999. International sales increased 26% in fiscal year 2000 over fiscal year 1999 primarily as a result of improved sales of electrotherapy devices and Synergie products in Asia. Sales of 50 Series Plus units and Synergie AMS units are beginning to ramp up in Europe now that the Company has received CE Mark certification for these products. The Company has no foreign manufacturing operations.

Competition
-----------

   	Despite significant competition, the Company has distinguished key products by using the latest technology, such as its patented Target feature and patented multi-frequency ultrasound technology. The Company believes that these features, along with integration of cutting edge technology in the design of each product, have made the Company a leader in technologically advanced electrotherapy, ultrasound and therapeutic massage devices. In addition, manufacturing many of the medical supplies, soft goods and tables it sells allows the Company to focus on quality manufacturing at competitive prices. The Company believes this gives it an edge over many competitors who are solely distributors of such products.

   	Electrotherapy/Ultrasound. The competition in the clinical market for electrotherapy and ultrasound devices is from both domestic and foreign companies. No fewer than a dozen companies produce devices similar to those of the Company. Some of these competitors are larger and better established, and have greater resources than the Company.
Few companies, domestic or foreign, provide multiple-modality devices, and none offer all the features found in the Dynatron 950 Plus. In addition, the recently acquired technology for treating chronic pain is protected by a U.S. patent. Furthermore, no competitor offers the ultrasound feature of three frequencies on multiple-sized soundheads for which the Company holds a patent. The primary competitors in the electrotherapy and ultrasound products sales include: Chattanooga Group, Rich-Mar, Henley Healthcare, Mettler Electronics, Excel Tech, Ltd.,
Amrex and Williams Healthcare.

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

 	  Iontophoresis. Competition in the iontophoresis market is primarily from IOMED and EMPI. Both of these competitors have a much larger market share than Life-Tech, the manufacturer of the iontophoresis products marketed and sold by the Company. The Company believes that Dynatronics' strong distribution network is important to
its continued ability to compete against these larger companies.   In
addition, the Life-Tech products are priced conspicuously lower than either IOMED or EMPI.

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

   	Aesthetic Products. The Company has two primary competitors in the therapeutic massage industry: LPG Systems and Luxar Corporation. The Synergie AMS device is unique in that it is much less expensive than competitive units. In addition, the Synergie Lifestyle System utilizes unique processes and technology which are the subject of a patent applied for by the Company, and also incorporates a complete program including treatments, exercise, and nutrition for optimal results. Dynatronics' well-established network of distributors along with its burgeoning direct sales force provide another competitive advantage in the marketplace for these products.

    There are a number of competitors in the Microdermabrasion market including: DermaGenesis, DermaMed, E-Med, Integremed, Medical Alliance, Palomar, Slimtone USA and Soundskin Corp. Dynatronics is the only company that combines dermal massage with microdermabrasion in one machine, powering the microdermabrasion unit from the Synergie AMS platform. The result of this state of the art technology is a unique, high quality facial treatment. The Synergie Peel device incorporates a proprietary anti-clogging design for the crystals which sets it apart from competitors' units. In addition, the system has an innovative disposable system for the abrasive material which prevents unwanted contact with the spent crystals following treatment.

   	Information necessary to determine or reasonably estimate the Company's, or its competitors', market share in any of these markets is not readily available to the Company.

Manufacturing and Quality Assurance
-----------------------------------

   	Manufacturing of the Company's therapy devices, soft goods and other medical products is conducted at the Company's facilities in Salt Lake City, Utah and Chattanooga, Tennessee. The Company sub-contracts the production of certain components, but all work is performed to Dynatronics' specifications. Sub-assembly, final assembly and quality assurance procedures are all performed by trained staff at the Company's manufacturing facilities. All component parts used in Dynatronics' device designs and all raw materials for medical supplies and soft goods manufacturing are readily available from suppliers.

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

   	During fiscal year 1999, the Company qualified for ISO 9002 Registration -- an internationally recognized standard for quality systems and manufacturing processes adopted by over 90 countries. In addition, the Company qualified for the CE Mark Certification on its 50 Series
Plus products. The Company is now able to market these products throughout the European Union and in other countries. It is anticipated that during fiscal year 2001, Dynatronics will qualify for full ISO 9001 certification -- a recognized worldwide standard for quality systems.

Research and Development
------------------------

   	The Company has historically been very committed to research and development. In 2000 and 1999 the Company expended $702,754 and $581,186, respectively, for research and development which represented approximately 4.6% and 3.6% of the gross revenues of the Company in those years, respectively. Substantially all of the research and development expenditures were for the development of new products, including the new Synergie Peel Microdermabrasion device, or the upgrading of existing products. Because of its strong commitment to the future and to providing the most current technology in its medical devices, the Company projects it will continue to invest in research and development at amounts similar to those indicated above in fiscal year 2001.

Regulatory Matters
------------------

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

    All of the Company's therapeutic and aesthetic treatment devices as currently designed have been cleared for marketing under section 510(k) of the FD&C Act or are considered 510(k) exempt. If a device is subject to section 510(k), the FDA must receive premarket notification from the manufacturer of its intent to market the device. The FDA must find that the device is substantially equivalent to a legally marketed device before the agency will clear the device for marketing. In addition, certain modifications to the Company's marketed devices may require a premarket notification and clearance under section 510(k) before the changed device may be marketed, if the change or modification could significantly affect safety or effectiveness. All the Company's devices, unless specifically exempted by regulation, are subject to the FD&C Act's general controls, which include, among other things, registration and listing, adherence to the Quality System Regulation requirements for manufacturing, Medical Device Reporting and the potential for voluntary and mandatory recalls.

    Failure of the Company to comply with applicable FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Any such action by the FDA could materially adversely affect the Company's ability to successfully market its products.

    The Company's advertising of its products is subject to regulation by the FTC under the FTC Act. Section 5 of the FTC Act prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. Section 12 of the FTC Act provides that the dissemination or the causing to be disseminated of any false advertisement pertaining to, among other things, drugs, cosmetics, devices or foods, is an unfair or deceptive act or practice. Pursuant to this FTC requirement, the Company is required to have adequate substantiation for all advertising claims made about its products. The type of substantiation will be dependent upon the product claims made.

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

    General market trends were adversely affected from the implementation of new Medicare guidelines in fiscal year 1999, which restricted reimbursement for physical therapy services. Subsequent legislation passed by Congress eliminated those reimbursement reductions for a two-year period beginning in January 2000. As a result, market conditions improved for the Company's rehabilitation and other physical therapy products in fiscal year 2000. The Company cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can it determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could include, however, requirements for the reformulation of certain products to meet new standards, the recall or discontinuance of certain products, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and additional scientific substantiation. Any or all such requirements could have a material adverse effect on the Company.

Environment
-----------

   	The Company's operations are not subject to material compliance with Federal, state and local provisions enacted or relating to protection of the environment or discharge of materials into the environment.

Employees
---------

   	On June 30, 2000, the Company had a total of 117 full-time employees and 13 part-time employees, compared to 136 full-time and 8 part-time employees as of June 30, 1999. The decrease in the number of employees is primarily the result of the consolidation of the Company's South Carolina operations into its Tennessee facilities.

Item 2.   Properties

   	The Company's headquarters and principal place of business is located at 7030 Park Centre Drive, Salt Lake City, Utah 84121. The Company's headquarters consist of a single facility housing administrative offices and a plant facility totaling approximately 36,000 square feet. The Company owns the land and building, subject to a mortgage requiring a monthly payment of approximately $15,768. The mortgage matures in 2013.

    During 1997, the Company sold 2.25 acres of land in Salt Lake City and acquired 3.38 acres of land and the 22,500 sq. ft. facility previously leased in Ooltewah, Tennessee in a tax-free exchange. In March 1998, the Company completed the construction of an additional 20,000 sq. ft. warehouse facility at the Ooltewah, Tennessee location. This new facility was financed through a mortgage requiring monthly payments of $7,182. The mortgage matures in 2012. Incorporated in this construction was completion of site work for a 20,000 sq. ft. addition to the new building. As part of the overall expansion, manufacturing of wood products was moved from a 4,000 sq. ft. leased facility to the 10,000 sq. ft. building that formerly served as the warehouse. This campus comprises the Company's Tennessee operations.

    The Company believes the facilities described above are adequate to accommodate presently expected growth and needs of the Company for
its operations.   As the Company continues to grow, additional
facilities or the expansion of existing facilities will likely be required.

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

                                					       Year Ended June 30,
	                                      2000 	                   1999
                                       ----                     ----
						                           High        Low          High        Low
                                ------------------------------------------

1st Quarter (July-September)	   $1.63      	$ .98        $5.88      	$2.31
2nd Quarter (October-December)  $1.09      	$ .66       	$3.88      	$1.88
3rd Quarter (January-March)	    $1.75      	$ .69       	$3.25      	$1.50
4th Quarter (April-June)	       $1.13      	$ .72       	$1.72      	$1.00

   	Holders. As of September 20, 2000, the approximate number of common stock shareholders of record was 530. This number does not include beneficial owners of shares held in "nominee" or "street" name. Including beneficial owners, the Company estimates that the total number of shareholders exceeds 2,000.

   	Dividends. The Company has never paid cash dividends on its common stock. The Company's anticipated capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the development of its business.

   	Sale of Unregistered Securities. The Company has not sold any securities during the past three years in a private or public offer and sale.

   	Stock Options. In fiscal year 2000, the Company granted options pursuant to stock option plans for employment or other agreements. The total number of shares of common stock issuable under such options is 185,299 shares with an average exercise price of $.95 per share. In 1999, the Company also granted options pursuant to stock option plans. The total number of shares of common stock issuable under such options is 195,791 shares with an average exercise price of $2.03 per share. These options were issued without registration under the Securities Act in reliance upon exemptions relating to grants of securities made pursuant to certain written plans.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Selected Financial Data
-----------------------

   The table below summarizes selected financial data for the Company contained in its audited financial statements for the past five fiscal years. The financial statements for the years 2000 and 1999 are filed with and form a part of this report.

                              Selected Financial Data
                             Fiscal Year Ended June 30

		                         2000	        1999	        1998	       1997 	         1996
                       ---------------------------------------------------------------
Net Sales             	$15,173,050		$15,956,798  $12,283,064 	$10,160,467	  $ 6,784,748
Net Income (loss)     	$    35,910  $   718,080  $   664,788 	$   612,539   $  (193,892)
Net Income (loss)
   Per share (diluted)	$       .00 	$       .08 	$       .07	 $       .07  	$    (.02)
Working Capital       	$ 	4,550,747	$ 4,251,703  $ 3,502,777 	$ 3,027,119  	$ 2,616,464
Total Assets           $	12,595,581	$13,854,197  $11,641,948 	$ 9,642,479   $ 8,508,609
Long-term Obligations 	$ 	2,330,501 $ 2,984,041  $ 3,376,017 	$ 2,534,553  	$ 2,856,302

Fiscal 2000 Compared to Fiscal 1999

Results of Operations
---------------------

  	During the year ended June 30, 2000, the Company's operating results were adversely affected by two significant factors totaling approximately $700,000. These factors were: 1) expenses associated with certain litigation, 2) expenses and charges incurred in connection with the consolidation of the Company's South Carolina operations with its Tennessee operations. The effect of these expenses on the operations of the Company during the year ended June 30, 2000 is described in greater detail in the following paragraph.

   The litigation involved LPG USA, Inc. -- a company that manufactures a competitive product to the Company's Synergie AMS device. The litigation included actions filed in Florida by LPG and in federal court in Utah by Dynatronics and continued for eight months before it was resolved to the mutual satisfaction of both parties. Dynatronics incurred over $500,000 in expenses associated with the litigation. Residual expense incurred during the year ended June 30, 2000 associated with relocating the Company's metal table manufacturing operations from Columbia, South Carolina to its Tennessee operations totaled approximately $200,000.

   The fourth quarter of fiscal year 2000 was virtually free of any significant impact from these expenses. Management believes that the results of the quarter ended June 30, 2000 indicate a positive trend and combine to provide a better picture of the Company's current direction than the results of the first three quarters of the fiscal year then ended. Sales for the fourth quarter were up 24% to $4.5 million compared to the similar quarter in 1999. Net profits during the quarter rose to approximately $269,000, a 436% increase over the fourth quarter of the prior year.

   In March 2000, the Company introduced the Synergie Peel microdermabrasion device. Within four months, this new product generated sales of over $460,000. In addition, during the second half of fiscal year 2000, the Company experienced a resurgence in sales of its rehabilitation products. This trend has continued into the first quarter of fiscal year 2001. Although the results of one or two consecutive quarters is not necessarily an indication of the results that might actually be realized for the entire fiscal year ending June 30, 2001, management believes that these improvements, together with the planned introduction of new products for the chronic pain market, make the outlook for the coming year very encouraging.

  	Sales for the fiscal year ended June 30, 2000, decreased 5% to $15,173,050, compared to $15,956,798, in fiscal year 1999. The decline in sales reflects a change in the product mix during the period and a transition from initial sales of Synergie AMS products required to fill channels of distribution in the first quarter of fiscal year 1999 to more normalized sales in the current reporting year.

  	The Company's gross margin as a percent of sales decreased to
41.4% in fiscal year 2000 compared to 43.0% in fiscal year 1999.   Lower
sales of the high margin Synergie AMS products was the primary contributor to decreasing overall margins in fiscal year 2000. The Company anticipates margins will improve in fiscal year 2001 due to sales of the new Synergie Peel Microdermabrasion device -- the highest margin product sold by the Company, as well as the anticipated introduction of the two new devices for treating chronic pain.

   Selling, general and administrative (SG&A) expenses were $5,031,577 in fiscal year 2000 compared to $4,815,287 in fiscal year 1999. The increase in total SG&A expense during fiscal year 2000 can be attributed to three factors: 1) the litigation expenses of approximately $500,000 associated with the litigation between the

Company and LPG USA, Inc., 2) the consolidation expenses of approximately $200,000 in connection with the relocation of the Company's South Carolina operations to its Tennessee operations in an effort to lower fixed overhead, and 3) the investment of approximately $120,000 in the Company's initial efforts to begin establishing a direct sales team for its Synergie brand of products. The Company anticipates that SG&A expenses as a percentage of sales will decrease in fiscal year 2001 due to the non-recurring nature of the legal and relocation expenses.

  	During fiscal year 2000, the Company maintained its commitment to research and development (R&D), expending $702,754 for the year, compared to $581,186 in fiscal year 1999. The $120,000 increase in R&D expenses for fiscal year 2000 is directly related to the development of the new Synergie Peel Microdermabrasion device. Plans for developing two major new products for treating chronic pain are expected to result in R&D expenditures continuing at current levels during fiscal year
2001.

   In the year ended June 30, 2000, the Company's provision for income taxes was $144,981 compared to $439,975 in fiscal year 1999. As a percentage of taxable income, tax expense in fiscal year 2000 was 80% compared to 38% in fiscal year 1999. This increase in tax expense as a percentage of taxable income is attributable to recognition of tax expense associated with the surrender of an insurance policy as explained below.

   The Company entered into a salary continuation and benefit agreement in fiscal year 1988 with Kelvyn Cullimore, Sr., the Chairman and former President of the Company. During fiscal year 2000, the Company entered into a settlement agreement with Mr. Cullimore. Under the terms of the settlement agreement, the Company settled its contractual obligations under the original agreement, which obligated the Company to pay a pre-retirement death benefit to Mr. Cullimore's beneficiaries in the event of his death prior to age 65, or upon reaching age 65, an annual retirement benefit of $75,000 per year. Mr. Cullimore's 65th birthday was in July 2000. The Company had funded its obligation under the contract through an insurance policy owned by the Company on the life of Mr. Cullimore. Under the terms of the settlement, the Company made a lump sum payment funded by surrendering the life insurance policy. At the time of surrender, the net proceeds received by the Company exceeded the net premiums paid during the twelve or so years the policy had been in effect by approximately $200,000. During part of that time, premiums were subsidized by ITEC Attractions as part of an agreement for services provided to ITEC by Dynatronics. ITEC was a former affiliate of the Company. Generally accepted accounting principles required the Company to report both the net premiums paid each year as an expense and the cash value increase as income. However, tax law did not permit either the premium expense or the cash value increase to be recognized in calculating tax liability. Therefore, over time the incremental differences between the net premium expense and the cash value in the policy continued to grow until at the time of surrender the cumulative difference was approximately $200,000. This increase had already been recognized on the books of the Company over the term of the contract, yet tax law deferred recognition of the tax expense until the policy was surrendered. Thus, as a result of the settlement, the Company was required to record a tax expense of approximately $76,000. The settlement with Mr. Cullimore eliminates approximately $500,000 in expenses over the next 15 years, the majority of which would have been incurred in the next three years and would have reduced net income of the Company in those future periods.

   Net income for fiscal year 2000 decreased to $35,910, compared to $718,080 in fiscal year 1999. The reduction in net income is attributable to lower sales and margins associated with reduced sales of Synergie AMS products, increased legal, consolidation, sales and R&D expenses as explained above, and the additional tax liability from the settlement of the deferred compensation obligation to Mr. Cullimore. Absent the non-recurring legal, consolidation and tax expenses recorded in fiscal year 2000, net income could have reasonably been expected to approach $500,000.

  	The Company's business operations were not materially effected by seasonality factors or year 2000 (Y2K) issues.

Liquidity and Capital Resources

   The Company has financed its operations primarily through cash flows from operations and from its line of credit facility.

   Inventories at June 30, 2000 were $4,038,845. Over the past year, management has made a concerted effort to reduce inventories, which ballooned in fiscal year 1999 with the introduction of the Synergie AMS product. Despite the introduction of the new Synergie Peel device and stocking initial inventories for the manufacture of this new product, the Company was able to reduce inventories by over $450,000 during fiscal year 2000.

   Trade accounts receivable during fiscal year 2000 increased
$468,933 to $3,248,419 primarily due to the introduction of the new Synergie Peel Microdermabrasion device which, along with record sales of rehabilitation products, helped significantly boost sales and receivables during the fourth quarter of fiscal year 2000. Management expects that revenues from operations, together with available sources of borrowing, will be adequate to meet the Company's working capital needs related to its business and its planned capital expenditures for the upcoming year.

   Working capital at June 30, 2000, totaled $4,550,747.  The
Company's current ratio at June 30, 2000 was 2.3 to 1.

   The Company maintains an open line of credit with a commercial bank in the amount of $3.75 million. Interest on the line of credit is based on the bank's prime rate which at June 30, 2000 equaled 9.5%. The line of credit is collateralized by certain accounts receivable and inventories. As of June 30, 2000, approximately $1.9 million was outstanding on the line of credit and amounts available under the line of credit totaled approximately $1.85 million. The line of credit agreement is renewable annually in November and includes covenants requiring the Company to maintain certain financial ratios. As of June 30, 2000, the Company was in compliance with all covenants.

  	Long-term debt excluding current installments at June 30, 2000 was $2,073,894. This debt represents primarily the mortgages against real property owned by the Company in Utah and Tennessee.

   Accounts receivable represent amounts due from the Company's dealer network and from medical practitioners and clinics. The historical relationship with these customers indicates that the allowance for doubtful accounts is adequate. Accounts receivable are generally collected within 30 days of the terms extended. Management anticipates accounts receivable will increase in future years in connection with increased sales.

   For additional information with respect to sources and uses of cash, refer to the statements of cash flows included in the Company's financial statements.

   The Company's revenues and net income from continuing operations have not been unusually affected by inflation or price increases for raw materials and parts from vendors.

  	The Company believes that its current cash balances, amounts available under its line of credit and cash provided by operations will be sufficient to cover its operating needs in the ordinary course of business for the next twelve months. If the Company experiences an adverse operating environment or unusual capital expenditure requirements, additional financing may be required. However, no assurance can be given that additional financing, if required, would be available on favorable terms.

Outlook

  	Over the past six years, Dynatronics tripled its sales from $4.9 million to $15.2 million. This growth is the result of many factors including acquisitions, strategic alliances and the introduction of new products.

   During fiscal year 2000, management continued the implementation of its strategic plans to reposition and diversify the Company's product lines. The Company's board of directors has approved certain initiatives that are designed to refocus Dynatronics' strategy for manufacturing and distributing its popular line of rehabilitation products. The plans also commit the necessary resources to strengthen distribution and develop new products for the rehabilitation and aesthetic markets.

   As part of this strategy, in August 2000, the Company announced the signing of an agreement with Alan Neuromedical Technologies (ANT) appointing Dynatronics the exclusive licensee of ANT's patented technology for treating chronic pain. Preliminary case studies over the past two years have shown this technology to be remarkably effective in treating complex conditions where traditional treatments for pain have yielded only marginal results. After treatments with the new protocol, many patients have become totally pain free or sufficiently pain free to resume daily living activities they had been unable to perform for years, including walking without assistance.

   The Company is currently developing a clinical unit for practitioners which incorporates this new technology. In addition, a prescription device for home use will also be developed. The Company has received numerous inquiries from doctors and patients who are interested in this new technology.

   In addition, the Company plans to redesign and enhance its electrotherapy products during 2001. Continued innovation allows the Company to remain at the forefront of technology in the physical medicine industry.

   Included in the Company's strategic plans is the expansion of worldwide marketing efforts particularly into the European Community. Dynatronics received approval to begin marketing its line of electrotherapy and ultrasound devices throughout Europe in August 1999. The Company believes that Europe presents a promising market for these products. The Company has also obtained the necessary approvals to sell its aesthetic products in the European market. Management is confident that access to this vast market will over time result in increased sales of the Company's therapeutic and aesthetic devices, which are among its
most profitable products.   In accordance with these expectations,
additional human and capital resources have recently been committed to this expansion effort.

   Another strategic component of the new initiatives involves further expansion into the aesthetics market. During fiscal year 1999, the Company made its initial entry into this market with the introduction of its Synergie Lifestyle System product line. As a companion to the Synergie System, the Company recently introduced its new Synergie Peel microdermabrasion device. Microdermabrasion technology is quickly becoming the new standard of care in the aesthetics industry because of its distinct advantages over chemical and laser peels. In conjunction with the Synergie Peel device, during fiscal year 2000 the Company introduced a new line of advanced skin care products under the brand name "Calisse." These unique skin care products further enhance the results of the Synergie Peel treatment regimen and are generating ongoing sales of consumable products to practitioners and patients alike. Based on the Company's experiences in this market during the past two years, management believes that there are many opportunities for growth in this field.

   To take full advantage of the opportunities of the broader aesthetics market, Dynatronics has begun to establish a direct sales force for marketing its aesthetic products. The Company's Chairman, Kelvyn H. Cullimore, is personally managing the effort to establish this new channel of distribution. Presently, efforts to establish direct sales representatives are focused on high yield areas where the Company does not have strong dealer representation. Controlling and expanding the channels of distribution for these products is expected to ultimately increase sales and allow the Company to more fully access the potential of the aesthetics products market. The Company perceives this market to be both lucrative and expanding, particularly as aging baby boomers continue to look for ways to retain a youthful appearance.

   During fiscal year 2000, the Company allocated resources to enhance its presence in the e-business arena. E-commerce is rapidly becoming a reality in many aspects of business. Dynatronics has undertaken to improve the appearance and application of its corporate website and is researching ways in which to apply electronic media and internet solutions to better serve customer needs, access new business opportunities, reduce cost of operations, and stay technologically current in the way business is conducted. During fiscal year 2000 the Company established its first e-commerce offering by making its nutritional products available for on-line direct purchase to two large purchasing groups. The Company believes the allocation of resources to developing e-business capabilities is critical to improving future performance and management has made the establishment of such capabilities a focal strategy for the coming year.

   With the new strategic initiatives underway, the Company will focus its resources in the following areas:

   * Improving sales and distribution of rehabilitation products domestically through strengthened relationships with our dealer network, particularly the high volume specialty dealers.

   * Developing new therapy products for the billion-dollar chronic pain market by incorporating the patented technology licensed by the Company in August 2000 from Alan Neuromedical
     Technologies.

   * Expanding distribution of both rehabilitation and aesthetic products internationally.

   * Strengthening distribution in the aesthetic products market through the continued establishment of a direct sales force in areas where dealer representation is lacking.

   * Introducing other new rehabilitation products and aesthetic products that fit the Company's distribution system.

   * Applying e-commerce solutions to improving overall Company performance.

Forward-Looking Statements
--------------------------

   When used in this Report on Form 10-KSB, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements within the safe harbor provisions of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Report or to
reflect the occurrence of unanticipated events.   Risks and
circumstances that may cause actual results to vary from the Company's expectations include, among others, the following:

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

   Dependence on Patents and Proprietary Rights. The Company has two patents and three patents pending relating to its products. In addition, certain of the Company's trademarks have been registered in the United States and in other countries. There can be no assurance that the Company's patents will not be challenged or circumvented or will provide the Company with any competitive advantages or that a patent will issue from the pending patent application. The Company also relies upon copyright protection for its proprietary software and other property. There can be no assurance that any copyright obtained will not be circumvented or challenged. The Company also relies on trade secrets that it seeks to protect, in part, through confidentiality agreements with employees and other parties. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. The Company may become involved from time to time in litigation to determine the enforceability, scope and validity of proprietary rights. Any such litigation could result in substantial cost to the Company and divert the efforts of its management and technical personnel.

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

                        DYNATRONICS CORPORATION

                             Balance Sheet

                             June 30, 2000

[CAPTION]

Assets
Current assets:
 Cash and cash equivalents                                                   $     233,756
 Trade accounts receivable, less allowance for
  doubtful accounts of $141,897 (note 4)                                         3,248,419
 Other receivables                                                                 103,820
 Inventories (notes 2 and 4)                                                     4,038,845
 Prepaid expenses                                                                  133,147
 Prepaid income taxes                                                               31,416
 Deferred tax asset - current (note 7)                                             241,260
                                                                             -------------

     Total current assets                                                        8,030,663

Property and equipment, net (notes 3 and 5)                                      3,337,924

Excess of cost over fair value of net assets acquired, net
 of accumulated amortization of $496,155                                           968,020
Other assets                                                                       258,974
                                                                             -------------

                                                                             $  12,595,581
                                                                             =============

Liabilities and Stockholders' Equity
Current liabilities:
 Current installments of long-term debt (note 5)                             $     241,503
 Line of credit (note 4)                                                         1,893,214
 Accounts payable                                                                  739,990
 Accrued expenses                                                                  334,876
 Accrued payroll and benefit expenses                                              270,333
                                                                             -------------

     Total current liabilities                                                   3,479,916

 Long-term debt, excluding current installments (note 5)                         2,073,894
 Deferred compensation (note 11)                                                   233,398
 Deferred tax liability - noncurrent (note 7)                                       23,209
                                                                             -------------

     Total liabilities                                                           5,810,417

Stockholders' equity:
 Common stock, no par value.  Authorized 50,000,000
  shares; issued and outstanding 8,765,038 shares                                2,457,947
 Treasury stock, 35,584 common shares at cost                                     (120,096)
 Retained earnings                                                               4,447,313
                                                                             -------------

     Total stockholders' equity                                                  6,785,164
                                                                             -------------

Commitments and contingencies (notes 6 and 11)                               $  12,595,581
                                                                             =============


See accompanying notes to financial statements.

                        DYNATRONICS CORPORATION

                         Statements of Income

                  Years ended June 30, 2000 and 1999


[CAPTION]

                                                                               2000                       1999
                                                                         --------------             --------------
Net sales                                                                $   15,173,050                 15,956,798
Cost of sales                                                                 8,894,080                  9,087,933
                                                                         --------------             --------------

     Gross profit                                                             6,278,970                  6,868,865

Selling, general, and administrative expenses                                 5,031,577                  4,815,287
Research and development expense                                                702,754                    581,186
                                                                         --------------             --------------

     Operating income                                                           544,639                  1,472,392

Other income (expense):
 Interest income                                                                  3,125                     11,412
 Interest expense                                                              (401,303)                  (384,577)
 Other income, net                                                               34,430                     58,828
                                                                         --------------             --------------

     Total other income (expense), net                                         (363,748)                  (314,337)
                                                                         --------------             --------------

     Income before income taxes                                                 180,891                  1,158,055

Income tax expense (note 7)                                                     144,981                    439,975
                                                                         --------------             --------------

     Net income                                                          $       35,910                    718,080
                                                                         ==============             ==============

Basic net income per share                                               $         -                         0.08
                                                                         ==============             ==============

Diluted net income per share                                             $         -                         0.08
                                                                         ==============             ==============

Weighted average basic and diluted common shares outstanding:
 Basic                                                                        8,745,465                  8,676,641
 Diluted                                                                      8,773,629                  9,025,809



See accompanying notes to financial statements.

                           DYNATRONICS CORPORATION

                     Statements of Stockholders' Equity

                     Years ended June 30, 2000 and 1999



[CAPTION]

                                                                                                                       Total
                                                          Common             Treasury            Retained          stockholders'
                                                           stock               stock             earnings              equity
                                                      --------------       -------------       ------------        -------------
Balances at June 30, 1998                             $    2,000,217                   0          3,693,323           5,693,540

Issuance of 291,235 shares of common stock upon
 exercise of employee stock options (note 9)                 260,628                   0                  0             260,628

Income tax benefit from disqualifying disposition
 of employee stock options                                   130,981                   0                  0             130,981

Acquisition of 35,584 common shares                                0            (120,096)                 0            (120,096)

Net income                                                         0                   0            718,080             718,080
                                                      --------------       -------------       ------------        ------------

Balances at June 30, 1999                                  2,391,826            (120,096)         4,411,403           6,683,133

Issuance of 62,044 shares of common stock upon
 exercise of employee stock options (note 9)                  60,183                   0                  0              60,183

Income tax benefit from disqualifying disposition
 of employee stock options                                     5,938                   0                  0               5,938

Net income                                                         0                   0             35,910              35,910
                                                      --------------       -------------       ------------        ------------
Balances at June 30, 2000                             $    2,457,947            (120,096)         4,447,313           6,785,164
                                                      ==============       =============       ============        ============







See accompanying notes to financial statements.

                          DYNATRONICS CORPORATION

                         Statements of Cash Flows

                   Years ended June 30, 2000 and 1999

[CAPTION]

                                                                                                2000                1999
                                                                                           --------------      -------------
Cash flows from operating activities:
 Net income                                                                                $      35,910             718,080
 Adjustments to reconcile net income to net cash used in
  operating activities:
   Depreciation and amortization of property and equipment                                       282,266             275,466
   Other amortization                                                                             92,217              92,215
   Gain (loss) on disposal of assets                                                              (4,216)             40,639
   Gain on disposal of stock                                                                     (10,167)                  0
   Provision for doubtful accounts                                                                36,000              24,000
   Provision for inventory obsolescence                                                          267,996              38,839
   Provision for warranty reserve                                                                257,566             221,179
   Provision for deferred compensation                                                            95,844              88,334
   Changes in operating assets and liabilities:
    Receivables                                                                                 (524,594)           (670,454)
    Inventories                                                                                  185,433          (1,807,963)
    Prepaid expenses and other assets                                                            387,448             110,635
    Deferred income taxes                                                                        111,594             (29,621)
    Income taxes payable                                                                         145,315                   0
    Accounts payable and accrued expenses                                                       (242,699)            (92,242)
    Deferred compensation                                                                       (481,894)                  0
                                                                                           -------------       -------------

     Net cash provided by (used in) operating activities                                         634,019            (990,893)
                                                                                           -------------       -------------

Cash flows from investing activities:
 Proceeds from sale of fixed assets                                                               79,083                   0
 Proceeds from sale of stock                                                                      10,167                   0
 Capital expenditures                                                                           (138,436)           (103,898)
                                                                                           -------------       -------------

     Net cash used in investing activities                                                       (49,186)           (103,898)
                                                                                           -------------       -------------

Cash flows from financing activities:
 Principal payments on long-term debt                                                           (321,185)           (661,488)
 Net change in line of credit                                                                   (718,424)          1,495,997
 Proceeds from issuance of common stock                                                           60,183             140,532
                                                                                           -------------       -------------

     Net cash provided by (used in) financing activities                                        (979,426)            975,041
                                                                                           -------------       -------------

Net decrease in cash and cash equivalents                                                       (394,593)           (119,750)

Cash and cash equivalents at beginning of year                                                   628,349             748,099
                                                                                           -------------       -------------

Cash and cash equivalents at end of year                                                   $     233,756             628,349
                                                                                           =============       =============

Supplemental disclosures of cash flow information:

 Cash paid during the year for interest, net of amounts capitalized                        $     402,109             376,309
 Cash paid during the year for income taxes                                                            0             489,800

Supplemental disclosures of noncash investing and financing activities:

 Long-term debt incurred for fixed assets                                                  $      26,936             158,051
 Income tax benefit from nonemployee exercise of stock options                                     5,938             130,981
 Treasury stock acquired in consideration for common stock issued as
  a result of a cashless stock option exercise                                                         0             120,096

See accompanying notes to financial statements.

                       Independent Auditors' Report





The Board of Directors
Dynatronics Corporation:

We have audited the accompanying balance sheet of Dynatronics Corporation as of June 30, 2000 and the related statements of income, stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynatronics Corporation as of June 30, 2000, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                        /s/ KPMG LLP

Salt Lake City, Utah
August 3, 2000

                       DYNATRONICS CORPORATION

                    Notes to Financial Statements

                       June 30, 2000 and 1999


(1)	Basis of Presentation and Summary of Significant Accounting Policies

    (a)	Basis of Presentation

        Dynatronics Corporation (the Company) manufactures, markets, and distributes a broad line of therapeutic, diagnostic, and rehabilitation equipment, medical supplies and soft goods, treatment tables, and aesthetic medical devices to an expanding market of physical therapists, podiatrists, orthopedists, chiropractors, plastic surgeons, dermatologists, and other medical professionals. The products are distributed primarily through dealers in the United States and Canada, with increasing distribution in foreign countries.

    (b)	Cash Equivalents

        Cash equivalents include all cash and investments with original maturities to the Company of three months or less. Cash equivalents consist of money market funds of $2,783 at June 30, 2000. At June 30, 2000, the book value of cash equivalents approximates fair value.

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

        A reconciliation between the basic and diluted weighted average number of common shares for 2000 and 1999 is summarized as follows:

                                                           June 30,
                                                   ------------------------
                                                     2000           1999
                                                   ---------      ---------
Basic weighted average number of common
   shares outstanding during the period            8,745,465      8,676,641

Weighted average number of dilutive common
   stock options outstanding during the period        28,164        349,168

Diluted weighted average number of common and
   common equivalent shares outstanding during
   the period                                      8,773,629      9,025,809

The weighted average number of options outstanding not included in the computation of diluted net income per share total
226,029 and -0- as of June 30, 2000 and 1999, respectively, because to do so would have been antidilutive.

     (j)	Income Taxes

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

         The Company employs the footnote disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation. SFAS No. 123 encourages entities to adopt a fair value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS No. 123.

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

         The Company operates in one line of business, the development, marketing, and distribution of a broad line of medical products for the physical therapy and aesthetics' markets. As such, the Company has only one reportable operating segment as defined by the Financial Accounting Standards Board Statement No. 131, Disclosures About Segments of an Enterprise and Related Information.

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

(2)	Inventories

    Inventories consist of the following:

               Raw materials                     $  2,470,979
               Finished goods                       1,785,588
               Inventory reserve                     (217,722)
                                                 ------------
                                                 $  4,038,845
                                                 ============

(3)	Property and Equipment

    Property and equipment consist of the following:

               Land                              $    354,743
               Buildings                            2,792,744
               Machinery and equipment              1,205,159
               Office equipment                       231,858
               Vehicles                                61,771
                                                 ------------
                                                    4,646,275
               Less accumulated depreciation
                 and amortization                   1,308,351
                                                 ------------
                                                 $  3,337,924
                                                 ============

(4)	Line of Credit

    The Company has available with a commercial bank a revolving line of credit agreement totaling $3.75 million at June 30, 2000. The agreement requires letter of credit fees and is secured by trade receivables and inventories. The line requires the monthly payment of interest on outstanding balances at prime (9.50 percent at June 30, 2000). The line expires on December 1, 2000.

(5)	Long-term Debt

    Long-term debt consists of the following:

    7.11% promissory note secured by a trust deed on real
      property, payable in monthly installments of $8,708
      through November 2003                                      $  660,431

    6.21% promissory note secured by a trust deed on real
      property, maturing November 2013, payable in decreasing
      installments beginning at $7,545 monthly ($7,060 during
      2000)                                                         767,078

    8.65% promissory note secured by a trust deed on real
      property, payable in monthly installments of $7,182
      through January 2012                                          629,310

    8.96% - 9.07% term loans secured by fixed assets, payable
      in monthly installments of $7,607 through April 2001 to
      July 2003                                                     129,110

    8.87% promissory note secured by fixed assets payable in
      monthly installments of $4,382 through July 2002               96,045

    10.97% promissory note secured by fixed assets payable in
      monthly installments of $654 through September 2001             8,558

    8.75% promissory note secured by a vehicle, payable in
      monthly installments on $346 through April 2004                13,444

    9.35% promissory note secured by a vehicle, payable in
      monthly installments of $365 through 2003                      11,421
                                                                 ----------

         Total long-term debt                                     2,315,397

    Less current installments                                       241,503
                                                                 ----------

         Long-term debt, excluding current installments          $2,073,894
                                                                 ==========

    The aggregate maturities of long-term debt for each of the years subsequent to June 30, 2000 are as follow: 2001, $241,503; 2002, $239,135; 2003, $196,601; 2004, $167,030; 2005, 174,833; and
    thereafter $1,296,294.

(6)	Leases

    The Company leases building space, equipment, and vehicles under noncancelable operating lease agreements. Rent expense for the years ended June 30, 2000 and 1999, was $26,220 and $68,515, respectively. Future minimum rental payments required under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of June 30, 2000 are as follow:
    2001, $25,265; 2002, $25,265; 2003, $18,377; and 2004, $10,140.

(7)	Income Taxes

    Income tax expense for the years ended June 30, consists of:

                                                        Stock
                                                       option
                          Current        Deferred      benefit         Total
                         ---------       --------      --------      --------
2000:
   U.S. federal          $      -         116,326         3,700       120,026
   State and local           9,024         15,331           600        24,955
                         ---------       --------      --------      --------
                         $   9,024        131,657         4,300       144,981
                         =========       ========      ========      ========

1999:
   U.S. federal          $ 278,853        (21,625)      112,000       369,228
   State and local          57,742         (7,995)       21,000        70,747
                         ---------       --------      --------      --------
                         $ 336,595        (29,620)      133,000       439,975
                         =========       ========      ========      ========

Actual income tax expense differs from the "expected" tax expense
(computed by applying the U.S. federal corporate income tax rate of 34 percent to income or loss before income taxes) as follows:


                                              2000            1999
                                            --------        --------
Expected tax expense (benefit)              $ 61,503         393,739
State taxes, net of federal tax benefit       16,470          46,692
Meals and entertainment                        2,138           2,315
Amortization of goodwill not deductible        2,985           2,985
Research and development credits                   -         (11,820)
Redemption of officers' life insurance        63,728               -
Other, net                                    (1,843)          6,064
                                            --------        --------
                                            $144,981         439,975

Deferred income tax assets related to the tax effects of temporary differences are as follows:

   Net deferred tax asset - current:
     Inventory capitalization for income tax purposes        $   54,147
     Obsolete inventory reserve                                  81,210
     Vacation reserve                                             3,730
     Warranty reserve                                            32,824
     Accrued product liability                                   16,421
     Bad debt reserve                                            52,928
                                                             ----------

        Total deferred tax asset - current                   $  241,260
                                                             ==========

   Net deferred tax asset (liability) - noncurrent:
     Salary continuation agreements                          $   87,057
     Net operating loss carryforwards                            60,860
     Property and equipment, principally due to
       differences in depreciation                             (180,438)
     Noncompete and goodwill amortization                         9,312
                                                             ----------

        Total deferred tax asset - noncurrent                $  (23,209)

                                                             ==========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the gross deferred tax assets, the Company will need to generate future taxable income of approximately $650,000 in increments sufficient to recognize net operating loss carryforwards prior to expiration as described below. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

The Company benefits from the tax net operating loss (NOL) carryovers acquired in the November 1992 merger with ACI, the former parent of the Company. There is an annual limitation of $88,356 on the use of the NOL carryovers. Amounts and expiration dates of carryforwards are as follows:

         Expiration                          Amount
         ----------                        ----------

            2000                           $   84,652
            2004                               63,383
            2005                                1,899
            2006                                   60
            2007                               29,007
                                           ----------
                                           $  179,001
                                           ==========

(8)	Major Customers

    During the fiscal years ended June 30, 2000 and 1999, sales to any single customer did not exceed ten percent of total revenues.

(9)	Common Stock

    The Company had activity under it's 1992 qualified stock option plan whereby options are granted to officers, directors, and employees to acquire shares of the Company's common stock. The options are to be granted at not less than 100 percent of the market price of the stock at the date of grant. Option terms are determined by the Board of Directors, and exercise dates may range from six months to five years from the date of grant.

    Summary of activity follows:
[CAPTION]

                                              2000                    1999
                                      --------------------    ---------------------
                                                  Weighted                 Weighted
                                                  average                  average
                                        Number    exercise      Number     exercise
                                      of shares     price     of shares      price
                                      ---------   --------    ---------    --------
Options outstanding at beginning
   of year                             655,790     $  .93      886,832     $   .95

Options granted                        185,299        .95      195,791        2.03

Options exercised                       62,044        .97      291,235         .89

Options canceled or expired            100,556       1.34      135,598        1.41
                                      --------                --------
Options outstanding at end of year     678,489       1.11      655,790        1.18
                                      ========                ========
Options exercisable at end of year     418,950       0.81      422,503         .93
                                      ========                ========
Range of exercise prices at end
   of year                                        .72-2.03                  .72-2.03


At June 30, 2000, 1,302,840 shares of common stock were authorized and reserved for issuance, but were not granted under the terms of the stock option plan.

The Company accounts for the Plan using the intrinsic-value method under APB 25. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date for awards in 2000 and 1999, consistent with the provisions of SFAS 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

                                                   June 30,
                                        -------------------------------
                                           2000                 1999
                                        ----------           ----------
     Net income - as reported           $   35,910              718,080
     Net income (loss) -  pro forma        (40,279)             519,091
     Earnings per share - as reported          .00                  .08
     Earnings per share - pro forma           (.00)                 .06

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                      June 30,
                                           ------------------------------
                                              2000                1999
                                           ----------          ----------
     Expected dividend yield                   0%                  0%
     Expected stock price volatility         67.90%              85.23%
     Risk-free interest rate                  6.71%               4.70%
     Expected life of options           5.0 & 7.0 years      5.0 & 7.0 years

The weighted average fair value of options granted during 2000 and 1999 was $0.66 and $1.57, respectively.

(10)	Employee Benefit Plan

     During 1991, the Company established a deferred savings plan which qualifies under Internal Revenue Code Section 401(k). The plan covers all employees of the Company who have at least six months of service and who are age 20 or older. For 2000 and 1999, the Company made matching contributions of 25 percent of the first $2,000 of each employee's contribution. The Company's contributions to the plan for 2000 and 1999 were $28,808 and $20,537, respectively. Company matching contributions for future years are at the discretion of the Board of Directors.

(11)	Salary Continuation Agreements

     As of June 30, 2000, the Company had salary continuation agreements with two key employees. A third employee's agreement was terminated in April 2000. The agreements provide a pre-retirement salary continuation income to the employee's designated beneficiary in the event that the employee dies before reaching age 65. This death benefit amount is the lesser of $75,000 per year or 50 percent of the employee's salary at the time of death, and continues until the employee would have reached age 65. The Agreements also provide the employee with a supplemental retirement benefit if the employee remains in the employment of the Company until age 65. Estimated amounts to be paid under the Agreements are being accrued over the period of the employees' active employment. As of June 30, 2000, the Company has accrued $233,398 of deferred compensation under the terms of the Agreements.
     The agreement terminated in April 2000 was with the Chairman of the Board of Directors. The Company paid $481,894 in order to terminate his salary continuation agreement. The payment was funded from the surrender of a life insurance policy on the Chairman that had been used as a funding vehicle for the salary continuation agreement. The surrender of the life insurance policy resulted in income tax expense of approximately $79,000 since the tax basis of the policy was lower than the amount received by the Company.

(12)	Columbia Operation Closure

     During the last month of fiscal 1999, the Company's management decided to close its Columbia, South Carolina manufacturing facility in the first quarter of fiscal 2000. The operations were moved to its Chattanooga facility or contracted to a third party. As a result of the plan, during fiscal 1999 the Company expensed $68,000 in prepaid lease costs related to a manufacturing facility abandoned, and recorded an impairment loss for leasehold improvements and manufacturing equipment of $39,000. The Company communicated severance arrangements to affected employees in fiscal 2000. Severance costs and other costs in excess of original estimates of approximately $200,000 were expensed during fiscal 2000. The closure related costs are included in selling, general, and administrative expenses.

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


                              PART III

Item 9. Directors and Executive Officers of the Company; Compliance With
Section 16(a) of the Exchange Act

   	The directors and executive officers of the Company at September
20, 2000 are:

				          	                   Director
				     	                       or Officer           Position
Name		                   		Age	   	Since	             with Company

Kelvyn H. Cullimore	   	   65		     1983	       Chairman of the Board

Kelvyn H. Cullimore, Jr.	  44		     1983	       President, CEO and Director

Larry K. Beardall		        44		     1986	       Executive Vice President
							                                         of Sales and Marketing and
                                                Director

E. Keith Hansen, M.D.*		   55		     1983	       Director

Joseph H. Barton*		        72		     1996	       Director

Howard L. Edwards*		       69		     1997	       Director

Val J. Christensen*		      47		     1999	       Director

John S. Ramey			           49		     1992	       Sr. Vice President of Operations



*Member of Audit and Compensation Committees of the Board of Directors.

   	Kelvyn H. Cullimore is the father of Kelvyn H. Cullimore, Jr. No other family relationships exist among officers and directors of the Company.

   	Directors of the Company hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and duly qualified. In the event of the resignation of a Board Member, the remaining members of the Board of Directors may elect an individual to fill the remainder of the resigning member's unexpired term. Executive officers are elected by the Board of Directors of the Company at the first meeting after each annual meeting of shareholders and hold office until their successors are elected and duly qualified.
The Company has an audit committee and a compensation committee composed of the outside directors of the board. The compensation committee reviews and approves compensation matters for executive officers of the Company.

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

   	Kelvyn H. Cullimore, Jr. was elected President and Chief Executive Officer of the Company in December 1992. He has been a Director since the incorporation of the Company. He served as Secretary/Treasurer of the Company from 1983 until 1992 and Administrative Vice President from 1988 until 1992. Mr. Cullimore graduated from Brigham Young University with a degree in Financial and Estate Planning in 1980. Mr. Cullimore has served on the board of directors of several businesses, including Dynatronics Marketing Company, ACI and currently serves on the board of ITEC Attractions. In addition, he served as Secretary/Treasurer of ACI and Dynatronics Marketing Company. From 1983 until 1992 Mr. Cullimore served as Executive Vice President and Chief Operating Officer of ACI.

   	Larry K. Beardall was elected Executive Vice President of the Company in December 1992. He has served as a Director and the Vice President of Sales and Marketing for the Company since July 1986. Mr. Beardall joined Dynatronics in February 1986 as Director of Marketing. He graduated from Brigham Young University with a degree in Finance in 1979. Prior to his employment with Dynatronics, Mr. Beardall worked with GTE Corporation in Durham, North Carolina as the Manager of Mergers and Acquisitions and then with Donzis Protective Equipment in Houston, Texas as National Sales Manager. He also served on the Board of Directors of Nielsen & Nielsen, Inc., the marketing arm for Donzis, a supplier of protective sports equipment.

   	E. Keith Hansen, M.D. has been a Director of the Company since 1983. Dr. Hansen obtained a Bachelor of Arts degree from the University of Utah in 1966 and an M.D. from Temple University in 1972. He has been in private practice in Sandy, Utah since 1976. Dr. Hansen was also a Director of ACI until 1992; and he is Vice President and Director of Mountain Resources Corporation and a Director of Accent Publishers, both based in Salt Lake City, Utah.

   	Joseph H. Barton joined the Board in January 1996. Mr. Barton received a Civil Engineering degree from the University of California at Berkeley and has held various executive positions including President of J.H. Barton Construction Company, Senior Vice President of Beverly Enterprises, and President of KB Industries, a building and land development company. Most recently, Mr. Barton served as Senior Vice President of GranCare, Inc. from 1989 to 1994 and currently is a consultant for Covenant Care, a company which owns and manages long-term care facilities throughout the United States.

   	Howard L. Edwards was elected a Director in January 1997. From 1968 to 1995, Mr. Edwards served in various capacities at Atlantic Richfield Company (ARCO) and its predecessor, the Anaconda Company, including corporate secretary, vice president, treasurer and general attorney. Mr. Edwards served for a number of years as a partner in the law firm of VanCott, Bagley, Cornwall and McCarthy, based in Salt Lake City, Utah. He graduated from the George Washington University School of Law in 1959 and received a bachelor's degree in Finance and Banking from Brigham Young University in 1955.

    Val J. Christensen was appointed to the Board in January 1999. Since 1990, Mr. Christensen has served as Executive Vice President and General Counsel of Franklin Covey Company, a company with a class of securities listed on the New York Stock Exchange. He also served on Franklin's Board of Directors from 1989 to 1996. Prior to joining

Franklin Covey, Mr. Christensen was a partner in the international law firm of LeBoeuf, Lamb, Leiby & MacRae, headquartered in New York City. Following graduation from law school in 1980, Mr. Christensen served as a law clerk to the Honorable James K. Logan of the United States Tenth Circuit Court of Appeals. He is an honors graduate of the Brigham Young University School of Law and served as articles editor of the BYU Law Review.

   	John S. Ramey joined the Company in December 1992 as Vice President of Research and Development and currently serves as Vice President of Operations. Prior to joining the Company, Mr. Ramey worked for 16 years with Phillips Semi-conductors -- Signetics, an integrated circuit manufacturing company, as Manager of Product Engineering. From 1983 to 1989, Mr. Ramey also served as President of Enertronix, a small public corporation. Since 1989, Mr. Ramey has served as Vice President of JRH Technology, a private engineering firm. Mr. Ramey earned his MBA degree in 1991 from the University of Phoenix (in Salt Lake City, Utah) and a
BS degree in electronics in 1977 from Brigham Young University.

	        Section 16 (a) Beneficial Ownership Reporting Compliance

   	Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities ("Reporting
Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Reporting Persons are required by Rule 16a-3(e) of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file with the Commission.

   	Based solely on review of the copies of such forms furnished to the Company during and with respect to the year ended June 30, 2000, the Company believes that during the year then ended all Section 16(a) filings applicable to these Reporting Persons were timely filed.

Item 10.  Executive Compensation.

   	The Company hereby incorporates by reference into and makes a part of this Report the information and disclosure set forth under Item 8 of
Schedule 14A, "Compensation of Directors and Executive Officers," contained in the Company's definitive proxy statement for 2000, to be sent to shareholders of the Company subsequent to the filing of this Report on Form 10-KSB.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

   The Company hereby incorporates by reference into and makes a part of this Report the information and disclosure set forth under Item 6 of
Schedule 14A, "Voting Securities and Principal Holders Thereof," contained in the Company's definitive proxy statement for 2000, to be sent to shareholders of the Company subsequent to the filing of this Report on Form 10-KSB.


Item 12.  Certain Relationships and Related Transactions

   Except as otherwise disclosed in "Management's Discussion and Analysis or Plan of Operation," during the two years ended June 30, 2000 the Company was not a party to any transaction in which any director, executive officer or shareholder holding more than 5% of the Company's issued and outstanding commons tock had a direct or indirect material interest.

Item 13.	Exhibits and Reports on Form 8-K

	(a)	Exhibits and documents required by Item 601 of Regulation S-B:

 	1.	Financial Statements (included in Part II, Item 8):

   		Independent Auditors' Report	                         F-1

   		Balance Sheet at June 30, 2000	                       F-2

   		Statements of Income for years ended
   		June 30, 2000 and 1999	                               F-3

   		Statements of Stockholders'
		   Equity for years ended June 30, 2000
		   and 1999	                                             F-4

   		Statements of Cash Flows for
		   years ended June 30, 2000 and 1999 	                  F-5

   		Notes to Financial Statements	                        F-6

		Exhibits:

		 Reg. S-B
		Exhibit No.            Description

			  3.1	      Articles of Incorporation and Bylaws of Dynatronics
               Laser Corporation. Incorporated by reference to a
               Registration Statement on Form S-1 (No. 2-85045) filed
               with the Securities and Exchange Commission and
               effective November 2, 1984, as amended by Articles of
               Amendment dated November 18, 1993.

  			3.2	      Articles of Amendment dated November 21, 1988
               (previously filed).

     4.1	      Form of certificate representing Dynatronics Laser
               Corporation common shares, no par value. Incorporated by reference to a Registration Statement on Form S-1
               (No. 2-85045) filed with the Securities and Exchange Commission and effective November 2, 1984.

     4.2      	Amended and Restated 1992 Stock Option Plan, effective
               November 28, 1996 (previously filed).


   	10.2       Employment contract with Kelvyn H. Cullimore, Jr.
               (previously filed)

    10.2	      Employment contract with Larry K. Beardall (previously
               filed)

    10.3	      Loan Agreement with Zion Bank (previously filed)

    10.4	      Settlement Agreement dated March 29, 2000 with Kelvyn
               Cullimore, Sr. (previously filed)

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

Date:  September 26, 2000

   	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Kelvyn H. Cullimore  	       	Chairman of the Board         9/26    , 2000
------------------------------                               -----------
Kelvyn H. Cullimore


/s/ Kelvyn H. Cullimore, Jr.		    Director, President, CEO      9/26    , 2000
------------------------------                               -----------
Kelvyn H. Cullimore, Jr.          (Principal Executive
                                  Officer	and Principal
                                  Financial and Accounting
                                  Officer)


/s/ Larry K. Beardall         	   Director, Executive           9/26    , 2000
------------------------------                               -----------
Larry K. Beardall                 Vice President


/s/ E. Keith Hansen, M.D.		       Director                      9/26    , 2000
------------------------------                               -----------
E. 	Keith Hansen, M.D.


/s/ Joseph H. Barton 	           	Director                      9/26    , 2000
------------------------------                               -----------
Joseph H. Barton


/s/ Howard L. Edwards		           Director                      9/26    , 2000
------------------------------                               -----------
Howard L. Edwards


/s/ Val J. Christensen		          Director	                     9/26    , 2000
------------------------------                               -----------
Val J. Christensen