Form 10QSB
period 2000-09-30
DYNATRONICS CORP
filed 2000-11-14
CIK 720875

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
    SEPTEMBER 30, 2000.

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
    FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission File Number: 0-12697

                         		Dynatronics Corporation
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

              Utah	                      						 	   87-0398434
-------------------------------                 ------------------
(State or other jurisdiction of						            	(IRS Employer
incorporation or organization)						           	Identification No.)

             7030 Park Centre Drive, Salt Lake City, UT 84121
        --------------------------------------------------------
        (Address of principal executive offices)      (Zip Code)

                                (801) 568-7000
                                --------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the issuer's common stock, no par value, as of November 9, 2000 is 8,785,038.

Transitional Small Business Disclosure Format
(Check One):
Yes __ No  X

                          DYNATRONICS CORPORATION
                             TABLE OF CONTENTS



                                                     										Page Number
                                                               -----------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Balance Sheet
September 30, 2000 and June 30, 2000	                                1

Unaudited Condensed Statements of Income
Three Months Ended September 30, 2000 and 1999	                      2

Unaudited Condensed Statements of Cash Flows
Three Months Ended September 30, 2000 and 1999	                      3

Notes to Unaudited Condensed Financial Statements	                   4

Item 2. Management's Discussion and Analysis or Plan of Operation	   7


PART II. OTHER INFORMATION	                                         12

                         DYNATRONICS CORPORATION
                         Condensed Balance Sheet
                               (Unaudited)
[CAPTION]

                                                                                     September 30              June 30
                                     ASSETS                                              2000                    2000
                                                                                     -------------          --------------
Current assets:
   Cash and cash equivalents                                                         $    194,009                233,756
   Trade accounts receivable, less allowance for doubtful
          accounts of $142,726                                                          3,308,297              3,248,419
  Other receivables                                                                       142,894                103,820
   Inventories                                                                          4,124,925              4,038,845
   Prepaid expenses                                                                       164,074                133,147
   Prepaid income taxes                                                                         0                 31,416
   Deferred tax asset-current                                                             241,260                241,260
                                                                                     -------------          --------------
          Total current assets                                                          8,175,459              8,030,663

Net property and equipment                                                              3,285,635              3,337,924
Excess of cost over book value, net of accumulated amortization
       of $519,208                                                                        944,966                968,020
Other assets                                                                              333,060                258,974
                                                                                     -------------          --------------
                                                                                     $ 12,739,120             12,595,581
                                                                                     =============          ==============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt                                            $    241,503                241,503
   Line of credit                                                                       1,521,236              1,893,214
   Accounts payable                                                                       698,043                739,990
   Accrued expenses                                                                       707,103                334,875
   Accrued payroll and benefit expenses                                                   258,754                270,333
   Income tax payable                                                                      55,945                      0
                                                                                     -------------          --------------
          Total current liabilities                                                     3,482,584              3,479,915

Long-term debt, excluding current installments                                          2,015,154              2,073,894
Deferred compensation                                                                     239,818                233,398
Deferred tax liability - noncurrent                                                        23,209                 23,209
                                                                                     -------------          --------------
          Total  liabilities                                                            5,760,765              5,810,416

Stockholders' equity:
   Common stock, no par value.  Authorized 50,000,000
       shares; issued and outstanding 8,820,622 shares                                  2,531,187              2,457,947
   Treasury stock, 35,584 shares                                                         (120,096)              (120,096)
   Retained earnings                                                                    4,567,264              4,447,314
                                                                                     -------------          --------------
          Total stockholders' equity                                                    6,978,355              6,785,165
                                                                                     -------------          --------------
                                                                                     $ 12,739,120             12,595,581
                                                                                     =============          ==============

See accompanying notes to condensed financial statements.

                           DYNATRONICS CORPORATION
                        Condensed Statements Of Income
                                  (Unaudited)

[CAPTION]

                                                               Three Months Ended
                                                                  September 30
                                                             2000              1999
                                                         ------------      ------------
Net sales                                                $  4,066,482         3,451,996
Cost of sales                                               2,368,497         2,104,478
                                                         ------------      ------------

     Gross profit                                           1,697,985         1,347,518

Selling, general, and administrative expenses               1,279,654         1,061,300
Research and development expenses                             145,085           188,340
                                                         ------------      ------------

     Operating income                                         273,246            97,878


Other income (expense):
   Interest income                                              1,061               800
   Interest expense                                           (80,510)          (98,223)
   Other income, net                                            3,963             6,246
                                                         ------------      ------------

     Total other income (expense)                             (75,486)          (91,177)

     Income before income taxes                               197,760             6,701

Income tax expense                                             77,810             2,546
                                                        -------------      ------------


     Net income                                         $     119,950             4,155
                                                        =============      ============

     Basic and diluted net income per common share      $        0.01              0.00
                                                        -------------      ------------

Weighted average basic and diluted common shares outstanding (note 2)

     Basic                                                  8,774,821         8,714,994

     Diluted                                                8,905,231         8,735,106




See accompanying notes to condensed financial statements.

                            DYNATRONICS CORPORATION

                     Condensed Statements of Cash Flows
                                 (Unaudited)
[CAPTION]

                                                                         Three Months Ended
                                                                             September 30
                                                                          2000           1999
                                                                      ------------   ------------
Cash flows from operating activities:
  Net income (loss)                                                   $    119,950          4,155
  Adjustments to reconcile net income to net cash used in
        operating activities:
   Depreciation and amortization of property and equipment                  70,319         68,141
   Other amortization                                                       23,664         23,055
   Provision for doubtful accounts                                           9,000          9,000
   Provision for inventory obsolescence                                     51,000         66,999
   Provision for warranty reserve                                           52,947         79,228
   Provision for deferred compensation                                       6,420         29,808
   Changes in operating assets and liabilities:
      Receivables                                                         (107,952)      (360,280)
      Inventories                                                         (137,080)        43,901
      Prepaid expenses and other assets                                    (32,383)       (86,484)
      Prepaid income tax                                                         0          2,546
      Trade accounts payable and accrued expenses                          265,755       (521,988)
      Income taxes payable                                                  87,361              0
                                                                      ------------    -----------

           Net cash provided by (used in) operating activities             409,001       (641,919)
                                                                      ------------    -----------

Cash flows from investing activities-capital expenditures                  (18,030)       (24,597)

Cash flows from financing activities:
  Principal payments on long-term debt                                     (58,740)       (59,504)
  Net change in line of credit                                            (371,978)       173,264
  Proceeds from sale of common stock                                             0         41,915
                                                                      ------------    -----------

           Net cash provided by (used in) financing activities            (430,718)       155,675
                                                                      ------------    -----------

Net decrease in cash and cash equivalents                                  (39,747)      (510,841)

Cash and cash equivalents at beginning of period                           233,756        628,349
                                                                      ------------    -----------

Cash and cash equivalents at end of period                            $    194,009        117,508
                                                                      ============    ===========

Supplemental cash flow information
  Cash paid for interest (net of amounts capitalized)                       85,449         99,622

Supplemental disclosure of non-cash investing and financing activities
  Common stock and options issued for license agreement                     73,240              0

See accompanying notes to condensed financial statements.

                        DYNATRONICS CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                          September 30, 2000
                              (Unaudited)




NOTE 1.  PRESENTATION

The financial statements as of September 30, 2000 and June 30, 2000 and for the three months ended September 30, 2000 and 1999 were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements for the two years ended June 30, 2000. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10-KSB filing.



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

In calculating net income per common share, the net income was the same for both the basic and diluted calculation. A reconciliation between the basic and diluted weighted-average number of common shares for the three months ended September 30, 2000 and 1999 is summarized as follows:

                                                  (Unaudited)
	                                              Three Months Ended
                                                  September 30,
                                            	2000             	1999
                                          ----------        ----------

Basic weighted average number
  of common shares outstanding
  during the period	                       8,774,821	        8,714,994

Weighted average number of dilutive
  common stock options outstanding
  during the period	                         130,410	           20,112
                                          ----------        ----------

Diluted weighted average number
  of common and common equivalent
  shares outstanding during the period	    8,905,231	        8,735,106
                                          ==========        ==========

Outstanding options not included in the computation of diluted net income per share total 134,749 and 162,516 as of September 30, 2000 and 1999 respectively, because to do so would have been antidilutive.




NOTE 3.  COMPREHENSIVE INCOME

For the periods ending September 30, 2000 and 1999, comprehensive income was equal to the net income as presented in the accompanying condensed statements of income.




NOTE 4.  INVENTORIES

Inventories consisted of the following:
                                     						 September 30
                                  						        2000
                                            ------------

	Raw Material	                              $  2,651,685
	Finished Goods                         	      1,739,162
	Inventory Reserve                      	       (265,922)
                                            ------------
                                          		$  4,124,925
                                            ============

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment were as follows:


                                    						  September 30
                                  						        2000
                                            ------------

	Land	                                      $    354,744
	Buildings	                                    2,792,744
	Machinery and equipment	                      1,516,817
                                            ------------
			                                            4,664,305
	Less accumulated depreciation
	   and amortization	                          1,378,670
                                            ------------

                                 		         $  3,285,635
                                            ============

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Condensed Financial Statements (unaudited) and Notes thereto appearing elsewhere in this Form 10-QSB.

Results of Operations
---------------------

Sales during the quarter ended September 30, 2000 increased 18% to $4,066,482, compared to $3,451,996 for the same period last year. Over the past three quarters, the Company has experienced a resurgence of sales of its rehabilitation products. Sales of core electrotherapy and ultrasound devices have been particularly strong as a result of improved market conditions and the Company's aggressive marketing efforts. In addition, the new Synergie Peel Microdermabrasion devices introduced in February, 2000, continue to meet expectations. The Synergie Peel incorporates a unique new protocol that combines the elements of a traditional facial treatment with Microdermabrasion and vacuum massage to provide what the Company refers to as the "Ultimate Facial." The Company has applied for three patents related to its Synergie Peel device.

Total gross profit during the quarter ended September 30, 2000 was $1,697,985 or 41.8% of sales compared to $1,347,517 or 39.0% of sales in the prior year period. Increased sales of high margin electrotherapy and ultrasound devices contributed to the improved gross margin percentage for the reporting quarter. Also enhancing the gross margin percentage were sales of the new Synergie Peel Microdermabrasion device which carries the highest gross margin of any product the Company manufactures.

Selling, general and administrative (SG&A) expenses for the three month period ended September 30, 2000, increased to $1,279,654 or 31.5% of sales compared to $1,061,301 or 30.7% of sales in the prior year period. Increased selling expenses, including over $40,000 in costs related to the ongoing effort to establish additional direct sales representatives who sell the Company's aesthetic products, were primarily responsible for the overall increase in costs. Some increase in labor expenses associated with the increased sales for the quarter also contributed to higher costs for the quarter.

Research and development (R&D) expenses during the three months ended September 30, 2000 totaled $145,085, compared to $188,340 for the same period in 1999. In 1999 the Company was in the final stages of designing and introducing the new Synergie Peel Microdermabrasion device. This caused R&D expenses for the same quarter last year to exceed R&D expenses in the current quarter. This decrease in R&D expense is expected to be temporary due to the Company's plans for developing two major new devices for treating chronic pain, which are scheduled to be introduced in the quarter ending March 31, 2001.

Pre-tax profit for the quarter ended September 30, 2000 was $197,760 compared to $6,701 during the same period of the prior year. This improvement was primarily related to increased sales of higher margin products during the quarter ended September 30, 2000. In addition, lower R&D and interest expenses, together with the elimination of consolidation expenses related to the Company's eastern manufacturing operations, increased profits for the reporting quarter.

Income tax expense for the three months ended September 30, 2000 was $77,810 compared to $2,546 in the prior year period. The effective tax rate for the quarter ended September 30, 2000 was 39.3% of pre-tax profit compared to 38.0% in the prior year period.

Net income for the quarter ended September 30, 2000 was $119,950, compared to $4,155 in the same period one year ago. Improving market conditions, new product introductions, and controlling costs have all been factors contributing to this improved profitability.

Liquidity and Capital Resources
-------------------------------

The Company expects revenues from operations, together with amounts available under its bank line of credit, will be adequate to meet working capital needs related to its business and its planned capital expenditures for the next twelve months.

The Company's current ratio at September 30, 2000 and at June 30, 2000 was 2.3 to 1. Current assets represent 64% of total assets.

Net accounts receivable at September 30, 2000 were $3,308,297 compared to $3,248,419 at June 30, 2000. Accounts receivable are from the Company's dealer network and are generally considered to be within term. All accounts payable are within term with the Company continuing its policy of taking advantage of payment discounts available wherever possible.

The Company has a $3,750,000 revolving line of credit with a commercial
bank.    Borrowing limitations are based on 40% of inventory (up to a maximum of $1.65 million) and up to 80% of eligible accounts receivable. The outstanding balance on the line of credit at September 30, 2000 decreased to $1,521,236 compared to $1,893,214 at June 30,
2000. The line of credit is secured by the Company's inventory, accounts receivable and a deed of trust on the Company's office building in Salt Lake City, Utah. The line bears interest at the bank's "Prime Rate," which was 9.5% per annum at September 30, 2000. This line is subject to annual renewal and matures on November 30, 2000. Accrued interest is payable monthly.

Inventory levels, net of reserves, at September 30, 2000 totaled $4,124,925, compared to $4,038,845 at June 30, 2000. The Company expects inventory levels to increase modestly over the upcoming quarters due to the anticipated introduction in the quarter ending March 31, 2001, of two new devices for the chronic pain market.

Long-term debt excluding current installments at September 30, 2000 totaled $2,015,154 compared to $2,073,894 at June 30, 2000. Long-term debt is comprised primarily of the mortgage loans on the Company's office and manufacturing facilities. The principal balance on the mortgage loans is approximately $2 million with monthly principal and interest payments of $26,900.

Business Plan
-------------

Over the past six years, Dynatronics' annual net sales have tripled from $4.9 million to $15.2 million. This growth is the result of many factors including acquisitions, strategic alliances and the introduction of new products. During the reporting quarter, management continued the implementation of its strategic growth plans to reposition and diversify the Company's product lines, strengthen channels of distribution, and develop new products for the rehabilitation and aesthetic markets.

As part of this strategy, in August 2000, the Company announced the signing of an agreement with Alan Neuromedical Technologies (ANT) granting Dynatronics the exclusive license for ANT's patented technology for treating chronic pain. Preliminary case studies over the past two years have shown this technology to be remarkably effective in treating complex conditions where traditional treatments for pain have yielded only marginal results. After treatments with the new protocol, many patients have become totally pain free or sufficiently pain free to resume daily living activities they had been unable to perform for years, including walking without assistance. The Company is undertaking research studies to document the efficacy of this innovative technology for treating chronic pain.

The Company is currently developing a clinical unit for practitioners that incorporates this new technology. In addition, a prescription device for home use will also be developed. The Company has received numerous inquiries from doctors and patients who are interested in this new technology.

In addition, the Company plans to begin the process of redesigning and enhancing its electrotherapy and ultrasound products during fiscal year 2001. This type of continued innovation will allow the Company to remain at the forefront of technology in the physical medicine industry.

Included in the Company's strategic plans is the expansion of worldwide marketing efforts particularly into the European Community. Dynatronics received approval to begin marketing its line of electrotherapy and ultrasound devices throughout Europe in August 1999. The Company has recently obtained the necessary approvals to sell its aesthetic products in the European market. The Company believes that Europe presents a promising market for its products. In accordance with these expectations, additional human and capital resources have recently been committed to this expansion effort.

Another strategic component of the new initiatives involves further expansion into the aesthetics market. In February 2000, the Company introduced its new Synergie Peel microdermabrasion device as a companion to the Synergie AMS (aesthetic massage system). Microdermabrasion technology is quickly becoming the new standard of care in the aesthetics industry because of its distinct advantages over chemical and laser peels.

In conjunction with the Synergie Peel device, during fiscal year 2000 the Company introduced a new line of advanced skin care products under the brand name "Calisse." These skin care products further enhance the results of the Synergie Peel treatment regimen and are generating ongoing sales of consumable products to practitioners and patients alike. Based on the Company's experiences during the past two years, management believes that there are many opportunities for growth in this market.

To take full advantage of the opportunities of the broader aesthetics market, Dynatronics has begun establishing a direct sales force for marketing its aesthetic products. The Company's Chairman, Kelvyn H. Cullimore, is personally managing the effort to establish this new channel of distribution. The Company is currently focusing its efforts to establish direct sales representatives in high-yield areas where the Company does not have strong dealer representation. Controlling and expanding the channels of distribution for these products is expected to ultimately increase sales and allow the Company to more fully access the potential of the aesthetics products market. The Company perceives this market to be both lucrative and expanding, particularly as aging baby boomers continue to look for ways to retain a youthful appearance.

During fiscal year 2000, the Company allocated resources to enhance its presence in the e-business arena. E-commerce is rapidly becoming a reality in many aspects of business. Dynatronics has undertaken to improve the appearance and application of its corporate website and is researching ways to apply electronic media and Internet solutions to better serve customer needs, access new business opportunities, reduce cost of operations, and stay technologically current in the way business is conducted. The Company believes the allocation of resources to developing e-business capabilities is critical to improving future performance and management has made the establishment of such capabilities a focal strategy for the current fiscal year.

With the new strategic initiatives underway, the Company will focus its resources in the following areas:

   - Improving sales and distribution of rehabilitation products domestically through strengthened relationships with our dealer network, particularly the high volume specialty dealers.

   - Developing new therapy products for the billion-dollar chronic pain market by incorporating the patented technology licensed by the Company in August 2000 from Alan Neuromedical
     Technologies.

   - Expanding distribution of both rehabilitation and aesthetic products internationally.

   - Strengthening distribution in the aesthetic products market through the continued establishment of a direct sales force in areas where dealer representation is lacking.

   - Introducing other new rehabilitation products and aesthetic products that fit the Company's distribution system.

   - Applying e-commerce solutions to improving overall Company performance.

Forward-Looking Statements
--------------------------

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

The forward-looking statements contained in this Report are made as of the date of this Report and the Company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations of the Company include:

   - Market acceptance of the Company's technologies, particularly the new Synergie Lifestyle System product line and other new or re-designed products including the anticipated benefits from the new chronic pain devices expected to be introduced in the quarter ending March 31, 2001;

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


                                      DYNATRONICS CORPORATION
                                      ----------------------------
                                      Registrant


Date      11/14/00       				         /s/ Kelvyn H. Cullimore, Jr.
     -------------------              ----------------------------
                                      Kelvyn H. Cullimore, Jr.
                                      President, Chief Executive Officer
                                      and Principal Accounting Officer