Form 10QSB
period 2000-12-31
DYNATRONICS CORP
filed 2001-02-14
CIK 720875

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB


(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
    PERIOD ENDED           DECEMBER 31, 2000.

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
    EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _________
    TO _________

Commission File Number: 0-12697

                       		Dynatronics Corporation
      ----------------------------------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the issuer's common stock, no par value, as of February 8, 2001 is 8,787,378.

Transitional Small Business Disclosure Format
(Check One):
Yes __ No  X

                     DYNATRONICS CORPORATION
                        TABLE OF CONTENTS



										                                                    Page Number
                                                              -----------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Balance Sheets
December 31, 2000 and June 30, 2000	                                1

Unaudited Condensed Statements of Income
Three and Six Months Ended December 31, 2000 and 1999	              2

Unaudited Condensed Statements of Cash Flows
Six Months Ended December 31, 2000 and 1999	                        3

Notes to Unaudited Condensed Financial Statements	                  4

Item 2. Management's Discussion and Analysis or Plan of
Operation	                                                          7


PART II. OTHER INFORMATION	                                        12

                        DYNATRONICS CORPORATION
                        Condensed Balance Sheets
                              (Unaudited)
[CAPTION]

                                                                      December 31,         June 30,
                                     ASSETS                               2000               2000
                                                                    ---------------     --------------
Current assets:
   Cash and cash equivalents                                        $       236,636            233,756
   Trade accounts receivable, less allowance for doubtful
          accounts of $151,398                                            3,357,445          3,248,419
  Other receivables                                                         121,238            103,820
   Inventories                                                            3,698,339          4,038,845
   Prepaid expenses                                                         163,449            133,147
   Prepaid income taxes                                                       5,030             31,416
   Deferred tax asset-current                                               241,260            241,260
                                                                    ---------------     --------------
          Total current assets                                            7,823,397          8,030,663

Net property and equipment                                                3,302,274          3,337,924
Excess of cost over book value, net of accumulated amortization
       of $519,208                                                          992,711            968,020
Other assets                                                                335,599            258,974
                                                                    ---------------     --------------
                                                                    $    12,453,981         12,595,581
                                                                    ===============     ==============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt                           $       241,503            241,503
   Line of credit                                                         1,447,665          1,893,214
   Accounts payable                                                         952,980            739,990
   Accrued expenses                                                         346,377            334,875
   Accrued payroll and benefit expenses                                     209,856            270,333
                                                                    ---------------     --------------
          Total current liabilities                                       3,198,381          3,479,915

Long-term debt, excluding current installments                            1,955,073          2,073,894
Deferred compensation                                                       246,238            233,398
Deferred tax liability - noncurrent                                          23,209             23,209
                                                                    ---------------     --------------
          Total  liabilities                                              5,422,901          5,810,416

Stockholders' equity:
   Common stock, no par value.  Authorized 50,000,000
       shares; issued and outstanding 8,820,622 shares at                 2,538,187          2,457,947
       December 31, 2000, and 8,702,994 at June 30, 2000
   Treasury stock, 35,584 shares                                           (120,096)          (120,096)
   Retained earnings                                                      4,612,989          4,447,314
                                                                    ---------------     --------------
          Total stockholders' equity                                      7,031,080          6,785,165
                                                                    ---------------     --------------
                                                                    $    12,453,981         12,595,581
                                                                    ===============     ==============

See accompanying notes to condensed financial statements.

                              DYNATRONICS CORPORATION
                          Condensed Statements Of Income
                                    (Unaudited)
[CAPTION]

                                                                  Three Months Ended             Six Months Ended
                                                                     December 31                    December 31
                                                                 2000           1999            2000           1999
                                                              ----------     ----------      ----------     ----------
Net sales                                                     $4,047,562      3,440,764       8,114,044      6,892,760
Cost of sales                                                  2,362,754      2,110,819       4,731,250      4,215,297
                                                              ----------     ----------      ----------     ----------

     Gross profit                                              1,684,808      1,329,945       3,382,794      2,677,463

Selling, general, and administrative expenses                  1,344,831      1,113,216       2,624,485      2,174,517
Research and development expenses                                191,851        190,283         336,937        378,623
                                                              ----------     ----------      ----------     ----------

     Operating income                                            148,126         26,446         421,372        124,323


Other income (expense):
   Interest income                                                 2,040            752           3,101          1,552
   Interest expense                                              (79,838)       (95,842)       (160,347)      (194,065)
   Other income, net                                               3,422          4,395           7,384         10,641
                                                              ----------     ----------      ----------     ----------

     Total other income (expense)                                (74,376)       (90,695)       (149,862)      (181,872)

     Income (loss) before income taxes                            73,750        (64,249)        271,510        (57,549)

Income tax expense (benefit)                                      28,025        (24,414)        105,835        (21,868)
                                                              ----------     ----------      ----------     ----------


     Net income (loss)                                        $   45,725        (39,835)        165,675        (35,681)
                                                              ==========     ==========      ==========     ==========


     Basic and diluted net income (loss)
     per common share                                         $     0.01          (0.00)           0.02          (0.00)
                                                              ==========     ==========      ==========     ==========

Weighted average basic and diluted common shares outstanding (note 2)

     Basic                                                     8,785,038      8,747,942       8,779,929      8,731,468

     Diluted                                                   8,948,872      8,747,942       8,925,898      8,731,468

See accompanying notes to condensed financial statements.

                                DYNATRONICS CORPORATION

                          Condensed Statements of Cash Flows
                                      (Unaudited)
[CAPTION]

                                                                                       Six Months Ended
                                                                                          December 31
                                                                                      2000           1999
                                                                                   ----------     ----------
Cash flows from operating activities:
  Net income (loss)                                                                $  165,675        (35,681)
  Adjustments to reconcile net income to net cash used in
        operating activities:
   Depreciation and amortization of property and equipment                            145,715         97,145
   Other amortization                                                                  48,549         46,109
   Provision for doubtful accounts                                                     18,000         18,000
   Provision for inventory obsolescence                                               102,000        133,998
   Provision for warranty reserve                                                     110,295        144,197
   Deferred compensation                                                               12,840         59,616
   Compensation expense on stock options                                                7,000              0
   Decrease (increase) in operating assets:
      Receivables                                                                    (144,444)      (321,974)
      Inventories                                                                     238,506         41,492
      Prepaid expenses and other assets                                              (106,927)      (127,662)
      Prepaid income tax                                                                    0        (21,868)
   Increase (decrease) in operating liabilities:
      Trade accounts payable and accrued expenses                                      53,720       (447,411)
      Income taxes payable                                                             26,386              0
                                                                                   ----------     ----------
           Net cash provided by (used in) operating activities                        677,315       (414,039)
                                                                                   ----------     ----------

Cash flows from investing activities:
Capital expenditures                                                                 (110,065)       (66,306)
Proceeds from sale of assets                                                                0        111,046
                                                                                   ----------     ----------
           Net cash provided by (used in) investing activities                       (110,065)        44,740
                                                                                   ----------     ----------

Cash flows from financing activities:
  Principal payments on long-term debt                                               (118,821)      (206,301)
  Net change in line of credit                                                       (445,549)        (3,246)
  Proceeds from sale of common stock                                                        0         43,693
                                                                                   ----------     ----------
           Net cash used in financing activities                                     (564,370)      (165,854)
                                                                                   ----------     ----------

Net increase (decrease) in cash and cash equivalents                                    2,880       (535,153)

Cash and cash equivalents at beginning of period                                      233,756        628,349
                                                                                   ----------     ----------

Cash and cash equivalents at end of period                                         $  236,636         93,196
                                                                                   ==========     ==========
Supplemental cash flow information
  Cash paid for interest                                                              163,475        194,065
  Cash paid for income taxes                                                           49,050              0
Supplemental disclosure of non-cash investing and financing activities
  Common stock and options issued for license agreement                                73,240              0

See accompanying notes to condensed financial statements.
                         3

                     DYNATRONICS CORPORATION
            NOTES TO CONDENSED FINANCIAL STATEMENTS
                        December 31, 2000
                           (Unaudited)




NOTE 1.  PRESENTATION

The financial statements as of December 31, 2000 and June 30, 2000 and for the six months ended December 31, 2000 and 1999 were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements for the two years ended June 30, 2000. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10-KSB filing.



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

In calculating net income per common share, the net income was the same for both the basic and diluted calculation. A reconciliation between the basic and diluted weighted-average number of common shares for the six months ended
December 31, 2000 and 1999 is summarized as follows:

[CAPTION]

                                       (Unaudited)	                   (Unaudited)
                                   	Three Months Ended	            Six Months Ended
                                       December 31,	                  December 31,
                                 	 2000            1999           2000	           1999
                                   ----            ----           ----            ----
Basic weighted average number
  of common shares outstanding
  during the period	             8,785,038       8,747,942	     8,779,929     8,731,468

Weighted average number of
  dilutive common stock options
  outstanding during the period	   163,834           -0-	         145,969         -0-

Diluted weighted average number	__________	     __________      _________     _________
  of common and common
  equivalent shares outstanding
  during the period              8,925,898       8,713,468      8,925,898     8,713,468

Outstanding options not included in the computation of diluted net income per share total 197,414 and 620,790 as of December 31, 2000 and 1999 respectively, because to do so would have been antidilutive.




NOTE 3.  COMPREHENSIVE INCOME

For the periods ending December 31, 2000 and 1999, comprehensive income was equal to the net income as presented in the accompanying condensed statements of income.




NOTE 4.  INVENTORIES

Inventories consisted of the following:
                                   						 December 31		        June 30
						                                       2000	      	        2000
                                          -----------         -----------

	        Raw Material	                    $ 2,313,512	          1,035,086
        	Finished Goods	                    1,701,749	          3,221,481
        	Inventory Reserve	                  (316,922)           (217,722)
                                          -----------         -----------
                                        		$ 3,698,339           4,038,845
                                          ===========         ===========

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment were as follows:


                                  						  December 31	       	  June 30
						                                       2000	                2000
                                          -----------         ------------

         Land	                            $   354,744	         	   354,743
         Buildings	                         2,802,894	          	2,792,744
        	Machinery and equipment	           1,298,473	          	1,205,159
        	Office equipment	                    238,458         		   231,858
        	Vehicles	                             61,771               61,771
                                          -----------          -----------
                                    			     4,756,340           	4,646,275
        	Less accumulated depreciation
	          and amortization	                1,454,066 	          1,308,351
                                          -----------          -----------

                               		         $ 3,302,274            3,337,924
                                          ===========          ===========

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Condensed Financial Statements (unaudited) and Notes thereto appearing elsewhere in this Form 10-QSB.

Results of Operations
---------------------

Sales during the quarter ended December 31, 2000 increased 18% to $4,047,562, compared to $3,440,764 for the same period last year. Sales for the six-month period ended December 31, 2000 increased 18% to $8,114,044 compared to $6,892,760 during the six months ended December 31, 1999. Over the past four quarters, the Company has experienced a resurgence of sales of its rehabilitation products with sales of core electrotherapy and ultrasound devices significantly higher this year over last year. This improvement accounts for more than half of the total increase in sales for the three and six months ended December 31, 2000. In addition, during the three months ended December 31, 2000, the Company filled the largest product order in its history to an international dealer for the Company's Synergie AMS/MDA combination units, increasing the Company's top- and bottom-line results for the reporting periods.

Total gross profit during the quarter ended December 31, 2000 was $1,684,808 or 41.6% of sales compared to $1,329,945 or 38.7% of sales in quarter ended December 31, 1999. Gross profit during the six-month period ended December 31, 2000 was $3,382,794 or 41.7% of sales compared to $2,677,463 or
38.8% of sales in the six months ended December 31, 1999. Increased sales of high margin electrotherapy and ultrasound devices contributed to the nearly three percentage point improvement in gross margin for the quarter and six months ended December 31, 2000. Also enhancing the gross margin percentages during the six months then ended were sales of Synergie AMS/MDA combination devices, which carry the highest gross margin of the Company's manufactured products.

Selling, general and administrative (SG&A) expenses for the three-month period ended December 31, 2000, increased to $1,344,831 or 33.2% of sales compared to $1,113,216 or 32.4%
of sales in the same period of the prior year. SG&A expenses for the six-month period ended December 31, 2000 increased to $2,624,485 or 32.3% of sales compared to $2,174,517 or
31.5% of sales for the six months ended December 31, 1999. Increased selling expenses, including over $110,000 in costs related to the ongoing effort to establish additional direct sales representatives for the Company's aesthetic products, were primarily responsible for the overall increase in costs for the six-month period ended December 31, 2000. Some increase in labor expenses associated with the increased sales for the quarter and six months ended December 31, 2000 also contributed to higher costs.

Research and development (R&D) expenses during the three and six-month periods ended December 31, 2000 totaled $191,851 and $336,937, respectively, compared to $190,283 and $378,623, respectively, for the same periods in 1999. R&D expenses for the quarter and six months ended December 31, 2000 were primarily related to development of two new devices for treating chronic pain - the Dynatron STSTM clinical unit and Dynatron STS RxTM prescription home unit. These devices were introduced to the Company's dealer network at a meeting held February 2-3, 2001 in Salt Lake

City, Utah. See the section below entitled: "Business Plan" for additional information on these important new products.

Pre-tax profit for the quarter ended December 31, 2000 was $73,750 compared to a pre-tax loss of $64,249 during the same period of the prior year. Pre-tax profit for the six months ended December 31, 2000 was $271,510 compared to a pre-tax loss of $57,549 in the similar period in 1999. This improvement was primarily related to increased sales of higher margin rehab and aesthetic products. In addition, lower interest and legal expenses, together with the elimination of consolidation expenses related to the Company's eastern manufacturing operations contributed to increased profits.

Income tax expense for the three and six months ended
December 31, 2000 was $28,025 and $105,835, respectively, compared to income tax benefit of $24,414 and $21,868, respectively, in the three and six months ended December 31, 1999.

Net income for the quarter ended December 31, 2000 was $45,725, compared to a net loss of $39,835 in the same quarter in 1999. Net income for the six months ended
December 31, 2000 was $165,675 compared to a net loss of $35,681 in the six months ended December 31, 1999.
Improving market conditions, increasing sales of higher margin rehab and aesthetic products, and controlling costs contributed to improve profitability.

Liquidity and Capital Resources
-------------------------------

The Company expects revenues from operations, together with amounts available under its bank line of credit, will be adequate to meet working capital needs related to its business and its planned capital expenditures for the next twelve months.

The Company's current ratio at December 31, 2000 was 2.4 to
1. The current ratio at June 30, 2000 was 2.3 to 1. Current assets represent 63% of total assets at December 31, 2000.

Net accounts receivable at December 31, 2000 were $3,357,445 compared to $3,248,419 at June 30, 2000. Accounts receivable are from the Company's dealer network and are generally considered to be within term. All accounts payable are within term. The Company continues its policy of taking advantage of available payment discounts when possible.

The Company has a $3,750,000 revolving line of credit with a commercial bank. Borrowing limitations are based on 30% of eligible inventory and up to 80% of eligible accounts receivable. The outstanding balance on the line of credit at December 31, 2000 decreased to $1,447,665 compared to $1,893,214 at June 30, 2000. The line of credit is secured by the Company's inventory and accounts receivable. The line bears interest at the bank's "Prime Rate," which was 9.5% per annum at December 31, 2000. This line is subject to annual renewal and matures on December 1, 2001. Accrued interest is payable monthly.

Inventory levels, net of reserves, totaled $3,698,339 at December 31, 2000, compared to $4,038,845 at June 30, 2000.
The Company expects inventory levels to increase modestly in the next six months due to the anticipated introduction of the new Dynatron STS and Dynatron STS Rx devices.

Long-term debt excluding current installments totaled $1,955,073 at December 31, 2000, compared to $2,073,894 at
June 30, 2000. Long-term debt is comprised primarily of the mortgage loans on the Company's office and manufacturing facilities in Utah and Tennessee. The principal balance on the mortgage loans is approximately $2 million with monthly principal and interest payments of $26,900.

Business Plan
-------------

Over the past six years, Dynatronics' annual net sales have tripled from $4.9 million to $15.2 million. This growth is the result of many factors including acquisitions, strategic alliances and the introduction of new products. During the quarter ended December 31, 2000, management continued the implementation of its strategic growth plans to reposition and diversify the Company's product lines, strengthen channels of distribution, and develop new products for the rehabilitation and aesthetic markets.

As part of this strategy, in August 2000, the Company announced the signing of an agreement with Alan Neuromedical Technologies (ANT) granting Dynatronics the exclusive license for ANT's patented technology for treating chronic pain. According to the American Pain Foundation, millions of people around the world suffer from chronic pain. The associated costs in the United States alone are estimated to exceed $100 billion annually.

The Company has reviewed preliminary clinical results using the technology and believes that those results look promising. A retrospective analysis of 180 chronic pain patients showed that 64% of those treated with the new technology reported an average reduction in pain of 48%. In addition, 50% of all subjects were able to decrease medications, 55% reported an increase in daily life activity and 49% reported an improvement in sleep. Additional research studies are currently underway to further validate this innovative technology for treating chronic pain.

Two devices incorporating the new technology - the Dynatron
STS clinical unit and the Dynatron STS Rx prescription unit for home use - were introduced to distributors from around the world at meetings held February 2-3, 2001 in Salt Lake
City, Utah. These devices utilize a patented non-invasive treatment known as Sympathetic TherapyTM that provides symptomatic relief of chronic pain. Medical professionals have used this proprietary technology to treat chronic pain associated with a variety of conditions in more than 1,000 patients who had previously experienced only marginal results with traditional therapy regimens. The Company anticipates that these devices will be released to the market during the third quarter of fiscal year 2001.

Also included in the Company's strategic plans is the expansion of worldwide marketing efforts, particularly into the European Community. Dynatronics received approval to begin marketing its line of electrotherapy and ultrasound devices throughout Europe in August 1999. The Company has recently obtained the necessary approvals to sell its aesthetic products in the European market. The Company believes that Europe presents a promising market for its products. In accordance with these expectations, additional human and capital resources have been committed to this expansion effort.

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

To take full advantage of the opportunities of the sizeable aesthetics market, Dynatronics has continued its efforts to establish effective distribution for its aesthetic products. The Company's Chairman, Kelvyn H. Cullimore, is personally managing the effort to establish this new channel of distribution. The Company is currently focusing its efforts to establish representation in high-yield areas where the Company does not already have a strong dealer presence. Controlling and expanding the channels of distribution for these products is expected to ultimately increase sales and allow the Company to more fully access the potential of the aesthetics products market. The Company perceives this market to be both lucrative and expanding, particularly as aging baby boomers continue to look for ways to retain a youthful appearance.

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

Based on these strategic initiatives, the Company is focusing its resources in the following areas:

   - Developing the new Dynatron STS and Dynatron STS Rx therapy products for the billion-dollar chronic pain market by incorporating the patented technology licensed by the Company in August 2000 from Alan
     Neuromedical Technologies.

   - Improving sales and distribution of rehabilitation products domestically through strengthened relationships with our dealer network, particularly the high-volume specialty dealers.

   - Expanding distribution of both rehabilitation and aesthetic products internationally.

   - Strengthening channels of distribution in the aesthetic products market in areas where dealer representation is lacking.

   - Introducing other new rehabilitation products and aesthetic products that fit the Company's distribution system.

   - Applying e-commerce solutions to improving overall
     Company performance.

Forward-Looking Statements
--------------------------

The statements contained in this Report on Form 10-QSB that are not purely historical are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act. These statements refer to the Company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as "believes," "expects," "anticipates," "should," "plans," "estimates," "intends," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis or Plan of Operation regarding the Company's product development, clinical results, market acceptance, financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in the Company's Annual Report on Form 10-KSB under the headings "Description of Business" and "Risk Factors." The fact that some of the risk factors may be the same or similar to the Company's past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. The Company believes that many of the risks detailed here and in the Company's other SEC filings are part of doing business in the industry in which the Company operates and competes and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance.

The forward-looking statements contained in this Report are made as of the date of this Report and the Company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations of the Company include:

    - Market acceptance of the Company's technologies, particularly its core therapy devices, Synergie
      AMS/MDA product line and the new Dynatron STS and Dynatron STS Rx products which are expected to be introduced in the quarter ending March 31, 2001;

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

    At the Company's Annual Meeting of Shareholders held on
November 21, 2000, the shareholders of the Company voted on the following proposals:

    Proposal 1 - To elect the following seven directors, each to serve until the next annual meeting of shareholders and until his successor is elected and shall have qualified:
Kelvyn H. Cullimore, Kelvyn H. Cullimore, Jr., Larry K. Beardall, E. Keith Hansen MD, Joseph H. Barton, Howard L. Edwards and Val J. Christensen.

    Proposal 2 - To approve the Board of Directors' selection of KPMG LLP as the Company's independent auditors.

    Voting results were as follows:


                               For         Against        Abstain
Proposal 1:                    ---         -------        -------
	Mr. Cullimore              7,354,797      120,670        120,015
	Mr. Cullimore, Jr.         7,361,672      113,795        120,015
	Mr. Beardall               7,366,367      109,100        120,015
	Dr. Hansen                 7,368,067      107,400        120,015
	Mr. Christensen            7,471,467        4,000        120,015
	Mr. Barton                 7,367,667      107,800        120,015
	Mr. Edwards                7,364,472      110,995        120,015


                                For        Against        Abstain
Proposal 2:                     ---        -------        -------
                            7,555,642       19,505         22,835

                                SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      DYNATRONICS CORPORATION
                                      ----------------------------
                                      Registrant


Date        2/13/01                			/s/ Kelvyn H. Cullimore, Jr.
      -----------------------         ----------------------------
                                      Kelvyn H. Cullimore, Jr.
                                      President, Chief Executive
                                      Officer and
                                      Principal Accounting Officer