Form 10QSB
period 2001-03-31
DYNATRONICS CORP
filed 2001-05-15
CIK 720875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the issuer's common stock, no par value, as of May 10, 2001 is 8,797,278.

Transitional Small Business Disclosure Format
(Check One):
Yes __ No  X

                             DYNATRONICS CORPORATION
                                TABLE OF CONTENTS



                                                                Page Number
                                                                -----------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Balance Sheets
March 31, 2001 and June 30, 2000                                      1

Unaudited Condensed Statements of Income
Three and Nine Months Ended March 31, 2001 and 2000                   2

Unaudited Condensed Statements of Cash Flows
Nine Months Ended March 31, 2001 and 2000                             3

Notes to Unaudited Condensed Financial Statements                     4

Item 2. Management's Discussion and Analysis or Plan of Operation     7

                             DYNATRONICS CORPORATION
                            Condensed Balance Sheets
                                   (Unaudited)


                                                                                     March 31,             June 30,
                                     ASSETS                                            2001                  2000
                                                                                  ---------------       --------------
Current assets:
   Cash and cash equivalents                                                      $    309,654                233,756
   Trade accounts receivable, less allowance for doubtful accounts
          of $157,884 at March 31, 2001 and $141,897 at June 30, 2000                3,424,273              3,248,419
  Other receivables                                                                    164,627                103,820
   Inventories                                                                       4,362,042              4,038,845
   Prepaid expenses                                                                    333,924                133,147
   Prepaid income taxes                                                                      0                 31,416
   Deferred tax asset-current                                                          241,260                241,260
                                                                                  ---------------       --------------
          Total current assets                                                       8,835,780              8,030,663

Net property and equipment                                                           3,277,266              3,337,924
Excess of cost over book value, net of accumulated amortization
       of $519,208 at March 31, 2001 and $496,155 at June 30, 2000                     967,826                968,020
Other assets                                                                           246,694                258,974
                                                                                  ---------------       --------------
                                                                                  $ 13,327,566             12,595,581
                                                                                  ===============       ==============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt                                         $    241,503                241,503
   Line of credit                                                                    2,082,461              1,893,214
   Accounts payable                                                                    419,199                739,990
   Accrued expenses                                                                    947,550                334,875
   Accrued payroll and benefit expenses                                                284,343                270,333
   Income tax payable                                                                   51,170                      0
                                                                                  ---------------       --------------
          Total current liabilities                                                  4,026,226              3,479,915

Long-term debt, excluding current installments                                       1,893,601              2,073,894
Deferred compensation                                                                  252,658                233,398
Deferred tax liability - noncurrent                                                     23,209                 23,209
                                                                                  ---------------       --------------
          Total  liabilities                                                         6,195,694              5,810,416

Stockholders' equity:
   Common stock, no par value.  Authorized 50,000,000
       shares; issued and outstanding 8,825,646 shares at                            2,547,966              2,457,947
       March 31, 2001, and 8,702,994 at June 30, 2000
   Treasury stock, 35,584 shares                                                      (120,096)              (120,096)
   Retained earnings                                                                 4,704,002              4,447,314
                                                                                  ---------------       --------------
          Total stockholders' equity                                                 7,131,872              6,785,165
                                                                                  ---------------       --------------
                                                                                  $ 13,327,566             12,595,581
                                                                                  ===============       ==============

           See accompanying notes to condensed financial statements.

                             DYNATRONICS CORPORATION
                         Condensed Statements Of Income
                                   (Unaudited)



                                                                  Three Months Ended                   Nine Months Ended
                                                                       March 31                             March 31
                                                                 2001            2000               2001               2000
                                                            ------------    -------------      --------------     --------------

Net sales                                                   $ 4,417,682       3,756,669          12,531,726         10,649,428
Cost of sales                                                 2,513,796       2,138,100           7,245,046          6,353,397
                                                            ------------    -------------      --------------     --------------

     Gross profit                                             1,903,886       1,618,569           5,286,680          4,296,031

Selling, general, and administrative expenses                 1,407,076       1,541,849           4,031,561          3,716,366
Research and development expenses                               276,778         184,245             613,715            562,868
                                                            ------------    -------------      --------------     --------------

     Operating income (loss)                                    220,032        (107,525)            641,404             16,797


Other income (expense):
   Interest income                                                2,775             702               5,875              2,254
   Interest expense                                             (75,484)        (99,174)           (235,830)          (293,239)
   Other income, net                                              5,445          13,976              12,829             24,618
                                                            ------------    -------------      --------------     --------------

     Total other income (expense)                               (67,264)        (84,496)           (217,126)          (266,367)

     Income (loss) before income taxes                          152,768        (192,021)            424,278           (249,570)

Income tax expense (benefit)                                     61,755           5,542             167,590            (16,326)
                                                            ------------    -------------      --------------     --------------


     Net income (loss)                                      $    91,013        (197,563)            256,688           (233,244)
                                                            ============    =============      ==============     ==============


     Basic and diluted net income (loss)
     per common share                                       $      0.01           (0.02)               0.03              (0.03)
                                                            ============    =============      ==============     ==============

Weighted average basic and diluted common shares outstanding (note 2)

     Basic                                                    8,787,871       8,754,196           8,782,538          8,738,989

     Diluted                                                  9,475,180       8,754,196           9,176,499          8,738,989


           See accompanying notes to condensed financial statements.

                             DYNATRONICS CORPORATION

                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                             Nine Months Ended
                                                                                                  March 31
                                                                                          2001                2000
                                                                                      ------------        ------------
Cash flows from operating activities:
  Net income (loss)                                                                   $  256,688            (233,244)
  Adjustments to reconcile net income to net cash used in
        operating activities:
   Depreciation and amortization of property and equipment                               171,053             165,436
   Other amortization                                                                     73,434              69,163
   Provision for doubtful accounts                                                        27,000              27,000
   Provision for inventory obsolescence                                                  153,000             200,997
   Provision for warranty reserve                                                        162,953             202,994
   Provision for deferred compensation                                                    19,260              89,424
   Compensation expense on stock options                                                   7,000                   0
   Changes in operating assets and liabilities:
      Receivables                                                                       (263,661)           (458,192)
      Inventories                                                                       (476,197)            (33,406)
      Prepaid expenses and other assets                                                 (188,497)            445,468
      Deferred tax asset                                                                       0              66,513
      Trade accounts payable and accrued expenses                                        142,941            (225,762)
      Income taxes payable                                                                82,586             (72,839)
      Deferred compensation                                                                    0            (200,000)
                                                                                      -----------         -----------

           Net cash provided by operating activities                                     167,560              43,552
                                                                                      -----------         -----------

Cash flows from investing activities:
Capital expenditures                                                                    (110,395)           (126,755)
Proceeds from sale of assets                                                                   0             111,046
                                                                                      -----------         -----------

           Net cash used in investing activities                                        (110,395)            (15,709)

Cash flows from financing activities:
  Principal payments on long-term debt                                                  (180,293)           (252,176)
  Net change in line of credit                                                           189,247            (414,177)
  Proceeds from sale of common stock                                                       9,779              60,183
                                                                                      -----------         -----------

           Net cash provided by (used in) financing activities                            18,733            (606,170)
                                                                                      -----------         -----------

Net increase (decrease) in cash and cash equivalents                                      75,898            (578,327)

Cash and cash equivalents at beginning of period                                         233,756             628,349
                                                                                      -----------         -----------

Cash and cash equivalents at end of period                                            $  309,654              50,022
                                                                                      ===========         ===========

Supplemental cash flow information
  Cash paid for interest                                                                 240,658             293,239
  Cash paid for income taxes                                                              89,067                   0
Supplemental disclosure of non-cash investing and financing activities
  Common stock and options issued for license agreement                                   73,240                   0



           See accompanying notes to condensed financial statements.

                             DYNATRONICS CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)




NOTE 1.  PRESENTATION

The financial statements as of March 31, 2001 and June 30, 2000 and for the nine months ended March 31, 2001 and 2000 were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements for the two years ended June 30, 2000. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10-KSB filing.



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

In calculating net income per common share, the net income was the same for both the basic and diluted calculation. A reconciliation between the basic and diluted weighted-average number of common shares for the nine months ended March 31, 2001 and 2000 is summarized as follows:



                                        (Unaudited)                   (Unaudited)
                                     Three Months Ended            Nine Months Ended
                                          March 31,                     March 31,
                                      2001        2000              2001        2000
                                      ----        ----              ----        ----
Basic weighted average number
  of common shares outstanding
  during the period                8,787,871   8,754,196         8,782,538   8,738,989

Weighted average number of
  dilutive common stock options
  outstanding during the period      687,309       -0-             393,961      -0-

Diluted weighted average number   __________   __________        _________   _________
  of common and common
  equivalent shares outstanding
  during the period                9,475,180    8,754,196        9,176,499   8,738,989


Outstanding options not included in the computation of diluted net income per share for the three month periods ended March 31, 2001 and 2000 total 63,000 and 620,790 and for the nine month periods ended March 31, 2001 and 2000 total 207,829 and 620,790, respectively, because to do so would have been anti-dilutive.




NOTE 3.  COMPREHENSIVE INCOME

For the periods ending March 31, 2001 and 2000, comprehensive income was equal to the net income as presented in the accompanying condensed statements of income.




NOTE 4.  INVENTORIES

Inventories consisted of the following:
                                              March 31          June 30
                                                2001              2000
                                           --------------    -------------

 Raw Material                              $    3,024,640        1,035,086
 Finished Goods                                 1,700,074        3,221,481
 Inventory Reserve                               (362,672)        (217,722)
                                           --------------    -------------
                                           $    4,362,042        4,038,845
                                           ==============    =============

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment were as follows:


                                              March 31          June 30
                                                2001              2000
                                           --------------    -------------

 Land                                      $      354,744          354,743
 Buildings                                      2,802,894        2,792,744
 Machinery and equipment                        1,312,300        1,205,159
 Office equipment                                 224,961          231,858
 Vehicles                                          61,771           61,771
                                           --------------    -------------
                                                4,756,670        4,646,275
 Less accumulated depreciation
    and amortization                            1,479,404        1,308,351
                                           --------------    -------------

                                           $    3,277,266        3,337,924
                                           ==============    =============

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Financial Statements (unaudited) and Notes thereto appearing elsewhere in this Form 10-QSB.

Results of Operations
---------------------

Sales during the quarter ended March 31, 2001 increased 18% to $4,417,682, compared to $3,756,669 during the same period last year. Sales for the nine-month period ended March 31, 2001 also increased 18% to $12,531,726 compared to $10,649,428 during the nine months ended March 31, 2000. The increase in sales during the quarter ended March 31, 2001 was primarily a result of initial sales of the new Dynatron STSTM clinical device for treating chronic pain. This innovative device incorporates patented, non-invasive technology, which has been used successfully in treating chronic pain patients. Interest in this new technology from doctors and therapists across the country has been very positive. The increase in sales during the nine months ended March 31, 2001 not only relates to sales of the new Dynatron STS device, but also to a resurgence in demand for our rehabilitation products. Sales of electrotherapy and ultrasound devices have been the primary contributor to increased core product sales this fiscal year over last fiscal year.

Total gross profit during the quarter ended March 31, 2001 was $1,903,886 or 43.1% of sales compared to $1,618,569 or 43.1% of sales in the quarter ended March 31, 2000. Gross profit during the nine-month period ended March 31, 2001 was $5,286,680 or 42.2% of sales compared to $4,296,031 or 40.3% of sales in the nine months ended March 31, 2000. The improvement in gross margin percentage for the reporting quarter was a result of initial sales of the Dynatron STS clinical units as well as increased sales of high margin electrotherapy and ultrasound devices.

Selling, general and administrative (SG&A) expenses for the three-month period ended March 31, 2001, decreased to $1,407,076 or 31.9% of sales compared to $1,541,849 or 41.0% of sales in the same period of the prior year. SG&A expenses for the nine-month period ended March 31, 2001 increased to $4,031,561 or 32.2% of sales compared to $3,716,366 or 34.9% of sales for the nine months ended March 31, 2000. Included in the SG&A expense for the nine months ended March 31, 2000 is approximately $500,000 of litigation expenses related to a dispute with a competitor that was settled during the quarter ended March 31, 2000. During the quarter and nine months ended March 31, 2001, we incurred significantly higher selling expenses associated with the initial marketing efforts and launch of the new chronic pain therapy devices and expanded sales efforts related to the Synergie product line.

Research and development (R&D) expenses during the three- and nine- month periods ended March 31, 2001 totaled $276,778 and $613,715, respectively, compared to $184,245 and $562,868, respectively, for the same periods in 2000. R&D expenses for the quarter and nine months ended March 31, 2001 were primarily related to development of the two new devices for treating chronic pain - the Dynatron STS clinical unit which was introduced during the quarter ended March 31, 2001 and the Dynatron STS RxTM prescription home unit which is expected to begin shipping during the quarter ending June 30, 2001.

Pre-tax profit for the quarter ended March 31, 2001 was $152,768 compared to a pre-tax loss of $192,021 during the same period of the prior year. Pre-tax profit for the nine months ended March 31, 2001 was $424,278 compared to a pre-tax loss of $249,570 in the similar period in 2000. This improvement was attributable to initial sales of the higher margin chronic pain device, increased sales of core products (particularly electrotherapy and ultrasound equipment), and lower expenses. The higher expenses incurred in the prior year related to increased legal costs as well as recognition of residual expenses associated with the consolidation of our eastern operations two years ago.

Income tax expense for the three months ended March 31, 2001 was $61,755, compared to $5,542 during the prior year period. Income tax expense for the nine months ended March 31, 2001 was $167,590, compared to income tax benefit of $16,326 in the nine months ended March 31, 2000. During the quarter ended March 31, 2000, we settled a contractual obligation related to retirement benefits for one of our officers. The settlement was funded through surrendering a company-owned life insurance policy on the officer's life. Under tax law, both the premiums paid by Dynatronics on this policy in prior years and the associated cash value build up were excluded from the calculation of taxable income. Conversely, generally accepted accounting principles required that the premium and cash value build up activity be recorded annually for book purposes. At the time the policy was surrendered, the cash value exceeded the net premiums paid by approximately $200,000. We had already recognized this increase on our books over the term of the contract, yet the tax calculations each year excluded this income. As a result, the settlement created a tax liability of approximately $76,000, an amount equal to the tax on the book income recognized over the life of the contract but previously excluded from the tax calculation. Absent this charge, the tax benefit for the quarter ended March 31, 2000 would have been approximately $72,000.

Net income for the quarter ended March 31, 2001 was $91,013 (or approximately $.01 per share), compared to a net loss of $197,563 (approximately $.02 per share) in the same quarter in 2000. Net income for the nine months ended March 31, 2001 was $256,688 (or $.03 per share) compared to a net loss of $233,244 ($.03 per share) in the nine months ended March 31, 2000. Improving market conditions, initial sales of Dynatron STS clinical units, increasing sales of higher margin rehabilitation products, and reduced expenses as mentioned above account for the improvement in profitability.

Liquidity and Capital Resources
-------------------------------

We expect revenues from operations, together with amounts available under an existing bank line of credit, will be adequate to meet working capital needs related to our business and planned capital expenditures for the next 12 months.

Our current ratio at March 31, 2001 was 2.2 to 1. The current ratio at June 30, 2000 was 2.3 to 1. Current assets represent 66% of total assets at March 31, 2001.

Net accounts receivable at March 31, 2001 were $3,424,273 compared to $3,248,419 at June 30, 2000. Accounts receivable are from our dealer network and are generally considered to be within term. All accounts payable are within term. We continue to take advantage of available payment discounts when possible.

We have a $3,750,000 revolving line of credit with a commercial bank. Borrowing limitations are based on 30% of eligible inventory and up to 80% of eligible accounts receivable. The outstanding balance on the line of credit at March 31, 2001 was $2,082,461 compared to $1,893,214 at June 30, 2000. The line of credit is secured by inventory and accounts receivable. The line bears interest at the bank's "Prime Rate," which was 8% per annum at March 31, 2001. This line is subject to annual renewal and matures on December 1, 2001. Accrued interest is payable monthly.

Inventory levels, net of reserves, totaled $4,362,042 at March 31, 2001, compared to $4,038,845 at June 30, 2000. We expect inventory levels to increase modestly in the next six months due to the introduction of the new Dynatron STS and Dynatron STS Rx devices.

Long-term debt excluding current installments totaled $1,893,601 at March 31, 2001, compared to $2,073,894 at June 30, 2000. Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee. The principal balance on the mortgage loans is approximately $1.96 million with monthly principal and interest payments of $26,900.

Business Plan
-------------

Over the past six years, Dynatronics' annual net sales have tripled from $4.9 million in fiscal year 1994 to $15.2 million in fiscal year 2000. This growth is the result of many factors including acquisitions, strategic alliances and the introduction of new products. During the quarter ended March 31, 2001, we continued to implement a strategy of expanding product lines, strengthening channels of distribution, and developing new products for the rehabilitation and aesthetic markets.

As part of this strategy, in August 2000, we announced the signing of an agreement with Alan Neuromedical Technologies (ANT) granting Dynatronics the exclusive license for ANT's patented technology for treating chronic pain. Two devices incorporating the new technology - the Dynatron STS clinical unit and the Dynatron STS Rx prescription unit for home use - were announced to distributors from around the world at meetings held February 2-3, 2001 in Salt Lake City, Utah. The treatment delivered by these devices is referred to as Sympathetic TherapyTM. Medical professionals have used this therapy to treat chronic pain associated with a variety of conditions in patients who had previously experienced only marginal results with traditional therapy regimens. According to the American Pain Foundation, millions of people around the world suffer from chronic pain. The associated costs in the United States alone are estimated to exceed $100 billion annually. There is a great demand for an effective treatment in the battle against chronic pain.

Recent research studies conducted or commissioned by Dynatronics showed that 80% of chronic pain patients receiving Sympathetic Therapy realized some reduction of pain - with at least one-third of the patients becoming totally pain-free. The fact these results were achieved with patients who had suffered on average for eight years with their chronic pain condition further attests to the effectiveness of this therapy and the potential for providing real relief to those who have suffered literally for years. Additional research studies are currently underway to further validate this innovative technology for treating chronic pain.

It is important to point out that not every chronic pain sufferer will benefit from this therapy. However, it appears that many of those who suffer from chronic pain conditions with a sympathetic bias may benefit from Sympathetic Therapy treatments.

We began selling the Dynatron STS clinical devices during the quarter ended March 31, 2001. We anticipate that the Dynatron STS Rx home unit will be released to the market during the fourth quarter of fiscal year 2001. The home unit will be available to patients by prescription from their medical practitioner after clinical treatments demonstrate they would benefit from the treatments. Present research indicates that ongoing daily treatments are required to maintain full benefits of the therapy.

As with any new medical therapy or technology, we expect that insurance reimbursement may influence the rate of growth of this new technology. We anticipate that as medical practitioners experience positive outcomes and further research supports the efficacy of this therapy, reimbursements will be more easily achieved. This technology potentially holds the key to not only relieving suffering for many chronic pain patients, but significantly reducing the long term costs of supporting chronic pain patients, who currently use expensive medication or require multiple surgical procedures to attempt to address their problems. We believe that as these potential cost savings are realized, insurance companies should begin to view Sympathetic Therapy as an economical alternative to the traditional treatments for chronic pain sufferers. In the meantime, Dynatronics is not leaving the reimbursement issue to chance. We have begun a program by which all Sympathetic Therapy treatments and all prescriptions for the home unit are pre-authorized through a common clearinghouse. This process is designed to maintain the integrity of the information flow to the insurance industry, to insure the insurance industry is properly educated about Sympathetic Therapy and to enable a more agile response to insurance industry objections. Ultimately this process is expected to result in a higher rate of pre-authorization for Sympathetic Therapy and to increase the availability of this therapy to more chronic pain sufferers.

Another important part of our strategic plans is the expansion of worldwide marketing efforts, particularly into the European Community. We are particularly pleased with the fact that in March 2001 Dynatronics' Salt Lake operations, where all of our electrotherapy, ultrasound, STS devices and Synergie products are manufactured, was designated an ISO 9001 approved facility. With this designation of quality processes, we can market products manufactured in this facility in any country that recognizes the CE Mark. We are now working to establish effective distribution of these products in the European Community with additional human and capital resources committed to this expansion effort.

A third strategic component of the new initiatives is further expansion into the aesthetics market. In February 2000, we introduced the Synergie Peel microdermabrasion device as a companion to the Synergie AMS (aesthetic massage system). Microdermabrasion technology is very popular in the aesthetics industry because of its distinct advantages over chemical and laser peels. The Synergie Peel device has distinct competitive advantages in the market due to its patent-pending design, which eliminates clogging. Furthermore, the combination of the Synergie AMS and Synergie Peel make it not only unique, but the most affordable combination of its kind on the market.

To take full advantage of the opportunities of the aesthetics market, Dynatronics has continued efforts to establish effective distribution for its aesthetic products. Our Chairman, Kelvyn H. Cullimore, is personally managing the effort to establish this distribution. We recently shifted our distribution strategy to establishing dealers who are uniquely focused on the aesthetics market and also to cultivating national accounts. Previously we had attempted to establish a direct sales force for Synergie products. We changed our strategy because we believe that the dealer strategy requires less overhead, is more easily managed and will result in better local control of sales. Controlling and expanding the channels of distribution for these products is expected to ultimately increase sales and allow us to more fully access the potential of the aesthetics products market. We perceive this market to be both lucrative and expanding, particularly as aging baby boomers continue to look for ways to retain a youthful appearance.

Since the beginning of fiscal year 2001, we have allocated resources to enhance the presence of Dynatronics in the e-business arena. Dynatronics has undertaken to improve the appearance and application of its corporate website and is researching ways to apply electronic media and Internet solutions to better serve customer needs, access new business opportunities, reduce cost of operations, and stay technologically current in the way business is conducted. We believe the allocation of resources to developing e-business capabilities is critical to improving future performance and we have made the establishment of these capabilities a focal strategy for the current fiscal year. In February 2001, we launched a new website that we believe better reflects the quality of Dynatronics' products and services. The site may be viewed at www.dynatronics.com.

Based on these strategic initiatives, we are focusing our resources in the following areas:

   - Introducing the new Dynatron STS and Dynatron STS Rx therapy products to the billion-dollar chronic pain market.

   - Improving sales and distribution of rehabilitation products domestically through strengthened relationships with our dealer network, particularly the high-volume specialty dealers.

   - Expanding distribution of both rehabilitation and aesthetic products internationally.

   - Introducing other new rehabilitation products and aesthetic products that fit the Dynatronics distribution system.

   - Applying e-commerce solutions to improving overall performance.

Cautionary Statement Concerning Forward-Looking Statements
----------------------------------------------------------

The statements contained in this Report on Form 10-QSB that are not purely historical are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act. These statements refer to our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of the words or phrases "believes," "expects," "anticipates," "should," "plans," "estimates," "intends," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis or Plan of Operation regarding product development, clinical results, market acceptance, financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in our Annual Report on Form 10-KSB under the headings "Description of Business" and "Risk Factors." The fact that some of the risk factors may be the same or similar to past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our other SEC filings are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance.

The forward-looking statements contained in this Report are made as of the date of this Report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations include:

   - Market acceptance of our technologies, particularly our core therapy devices, Synergie AMS/MDA product line and the new Dynatron STS and Dynatron STS Rx products;

   - Insurance company reimbursement for Sympathetic Therapy or the home prescription Dynatron STS Rx device not materializing as expected;

   - The ability to hire and retain the services of trained personnel at cost-effective rates;

   - Rigorous government scrutiny or the possibility of additional government regulation of the industry in which we market our products;

   - Reliance on key management personnel;

   - Foreign government regulation of our products and manufacturing practices that may bar or significantly increase the expense of expanding to foreign markets;

   - Economic and political risks related to expansion into international markets;

   - Failure to sustain or manage growth including the failure to continue to develop new products or to meet demand for existing products;

   - Reliance on information technology;

   - The timing and extent of research and development expenses;

   - The ability to keep pace with technological advances, which can occur rapidly;

   - The loss of product market share to competitors;

   - Potential adverse effect of taxation;

   - The ability to obtain required financing to meet changes or other risks described above;

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                DYNATRONICS CORPORATION
                                -----------------------
                                   Registrant


Date        5/14/01             /s/ Kelvyn H. Cullimore, Jr.
      --------------------      ----------------------------
                                Kelvyn H. Cullimore, Jr.
                                President, Chief Executive
                                   Officer and
                                Principal Accounting Officer