Form 10KSB
period 2001-06-30
DYNATRONICS CORP
filed 2001-09-28
CIK 720875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-KSB

(Mark One)
[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2001.

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
____________.

Commission file number 0-12697

                              DYNATRONICS CORPORATION
                  (Name of small business issuer in its charter)

            Utah                                     87-0398434
------------------------                 ------------------------------------
(State of Incorporation)                  (I.R.S. Employer Identification No.)

                              7030 Park Centre Drive
                         Salt Lake City, Utah  84121-6618
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended June 30, 2001 were $16,757,821. The aggregate market value of the voting common stock held by non-affiliates of the issuer was approximately $10,300,000 as of September 20, 2001, based on the average bid and asked price on that date.

The number of shares outstanding of each of the issuer's classes of common stock as of September 20, 2001 was:

                Class                             Shares Outstanding

Common Stock, no par value                            8,843,774

The Company hereby incorporates information required by Part III (Items 11 and 12) of this report by reference to the Company's definitive proxy statement to be filed pursuant to Regulation14A and provided to shareholders subsequent to the filing of this report.

       Transitional Small Business Disclosure Format (Check One):
                               Yes        No   X
                                  -------    -------

                                    PART I


Item 1. Description of the Business

        Dynatronics Corporation ("Dynatronics" or the "Company"), a Utah corporation, was organized April 29, 1983. The principal business of the Company is the design, manufacture and sale of medical and aesthetic products including: 1) medical devices for therapeutic and chronic pain applications, 2) medical supplies and soft goods, 3) treatment tables and rehabilitation products for use by practitioners and, 4) aesthetic products and devices. The Company distributes its products in three ways: 1) through a network of independent dealers nationwide and internationally, 2) by contract with certain national accounts, and 3) through a full-line catalog.

        On May 1, 1996, the Company acquired the assets of Superior Orthopaedics Supplies, Inc. ("Superior"), a manufacturer and distributor of medical soft goods, supplies, wood therapy tables and rehabilitation products for the physical medicine market. The Company retained the former location of Superior in Ooltewah, Tennessee, a suburb of Chattanooga, Tennessee. The addition of Superior's products to the Company's existing line of capital equipment significantly broadened the Company's product offering and strengthened channels of distribution, allowing for greater market penetration both domestically and internationally.

        In July 1998, the Company expanded into the aesthetic products market with the introduction of the new Synergie AMS device. This product incorporates therapeutic massage technology to achieve, among other things, a temporary reduction in the appearance of cellulite-a claim for which the Company received clearance by the U.S. Food and Drug Administration ("FDA") during fiscal year 1999. This claim is strongly supported by a Company-sponsored research study in which 91% of participants reported favorable reductions in the appearance of cellulite. This product is also indicated for the temporary reduction in circumferential body measurements of cellulite treated areas. This benefit was also validated in the Company- sponsored research study as participants reported cumulative reductions of six inches in treated areas.

    In February 2000, the Company expanded its offering of aesthetic products with the introduction of the Synergie Peel microdermabrasion device. The Synergie Peel device reduces fine lines, wrinkles, and other superficial skin damage by gently peeling away the top layers of skin, exposing smoother, softer skin. Microdermabrasion is quickly becoming the new standard of care in the aesthetics industry because of its distinct advantages over traditional chemical and laser peels. In conjunction with the Synergie Peel device, during fiscal year 2000 the Company introduced Calisse - a unique line of skin care products designed to enhance the effects of the Synergie Peel treatments.

        In August 2000, the Company signed an agreement with Alan Neuromedical Technologies (ANT) naming Dynatronics the exclusive licensee of ANT's patented technology for treating chronic pain. Developed by doctors in Texas, this unique technology has been incorporated into two new electrotherapy devices - the Dynatron STS (Sympathetic TherapyTM System), which is designed for clinical use, and the Dynatron STS Rx, a prescription unit for home use. According to the American Pain Society, over 70 million Americans suffer from moderate to severe chronic pain. As a result, the Company believes that the Dynatron STS and STS Rx units present significant potential for becoming the best selling products ever offered by the Company.

                    Description of Products Manufactured
                      and/or Distributed by the Company

        The Company's product line can be divided into four general categories: (1) Therapy Devices including Electrotherapy, Sympathetic Therapy and Therapeutic Ultrasound; (2) Medical Supplies and Soft Goods;
(3) Treatment Tables and Rehabilitation Equipment; and (4) Aesthetic Products. The Company's products are used primarily by physical therapists, anesthesiologists, neurologists, orthopedists, chiropractors, sports medicine practitioners, podiatrists, plastic surgeons, dermatologists, and other aesthetic services providers.

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

        The Company markets seven devices that include electrotherapy, ultrasound or a combination of both modalities in a single device. The Dynatron 125 ultrasound device and the Dynatron 525 electrotherapy device target the low-priced segment of the market. The other five products comprise the "50 Series Plus" product line and provide additional features and capabilities to its popular predecessor line, the "50 Series", while at the same time further reducing the cost of manufacturing the products. (See "Schedule of Therapy Products" below.) Dynatronics intends to continue development of its electrotherapy and ultrasound technology and remain a leader in the design, manufacture and sale of therapy devices.

        Sympathetic Therapy - Sympathetic Therapy is a patented new method of administering therapeutic electrical current via peripheral nerves that are accessed through the lower legs and feet as well as the arms and hands creating a unique form of stimulation of the autonomic or sympathetic nervous system. It is a highly effective, non-invasive and non-addictive treatment for many chronic pain conditions. Doctors theorize that the effect of Sympathetic Therapy is to calm the sympathetic nervous system, thus resulting in symptomatic relief of chronic intractable pain.

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

    The chart below lists the therapy device products manufactured and marketed by the Company, which materially contributed to total Company sales in fiscal year 2001.

                          Schedule of Therapy Products
                Manufactured and/or Distributed by Dynatronics


Product Name                        Description

Dynatron 125                        Ultrasound

Dynatron 525                        Electrotherapy

Iontophor II? &                     Iontophoresis
Microphor? +

Dynatron 150 Plus**                 Ultrasound

Dynatron 550 Plus**                 Multi-modality Electrotherapy

Dynatron 650 Plus**                 Multi-modality Electrotherapy

Dynatron 850 Plus**                 Combination Electrotherapy/Ultrasound

Dynatron 950 Plus**                 Combination Electrotherapy/Ultrasound

Dynatron STS                        Sympathetic Therapy

Dynatron STS Rx                     Sympathetic Therapy

_____________________

Dynatron is a registered trademark (#1280629) owned by Dynatronics Iontophor II and Microphor are registered trademarks owned by Life Tech, Inc.
** "50 Series Plus" Product Line
+ Both manufactured by Life-Tech

Medical Supplies and Soft Goods

        In September 2001, the Company introduced its 2001-2002 product catalog containing an extensive line of well over 1,000 products. With the introduction of the 2001-2002 catalog, the Company has expanded its virtual "one-stop shop" for rehabilitation professionals. The Company plans to update its catalog every two years.

        Medical supplies and soft goods currently manufactured by the Company include: hot packs, therapy wraps, wrist splints, lumbar supports, cervical collars, slings, cervical pillows, back cushions, weight racks, and wood and metal treatment tables. Products distributed by the Company include: coldpacks, skin cleanser, lotions and gels, paper products, athletic tape, canes and crutches, reflex hammers, stethoscopes, splints, elastic wraps, exercise weights, Thera-Band? tubing, wheelchairs, walkers,

____________________________

Thera-Band is a registered trademark of Hygenic Corp.

treadmills, stair climbers, hydrocollators, whirlpools, gloves, electrodes, TENS devices, and traction equipment. The Company is continually seeking to expand its line of medical supplies and soft goods.

Treatment Tables and Rehabilitation Equipment

        In January 1997, the Company acquired a metal treatment table manufacturing operation in Columbia, South Carolina. In July 1999, the Company consolidated this operation into its Chattanooga facilities in order to improve efficiencies. Products currently manufactured and distributed include motorized and manually operated physical therapy treatment tables, rehabilitation parallel bars, and other specialty rehabilitation products.

    As a result of the acquisition of Superior and the treatment table manufacturing operation, the Company has become a broad-line supplier in the physical medicine market. The target markets for these products are physical therapy, chiropractic, podiatry, sports medicine, industrial and occupational medicine, family practice, long-term care facilities, and the sub-groups of each of these specialties.

Aesthetic Products

        In July 1998, the Company began shipments of its new Synergie
Aesthetic Massage (AMS) device.    The Synergie AMS device applies
therapeutic vacuum massage to skin and subcutaneous tissues to achieve a temporary reduction in the appearance of cellulite and circumferential body measurements of the cellulite treated areas.

        In December 1999, the Company released the results of a Company-sponsored study reporting that 91% of participants experienced a reduction in the appearance of cellulite. In addition, participants on average reported a cumulative reduction of six-inches in girth around the hips, thighs, and waist.

    In February 2000, the Company introduced the Synergie Peel microdermabrasion device as a companion to the Synergie AMS device. The Synergie Peel device gently exfoliates the upper layers of skin, exposing softer, smoother skin. Microdermabrasion is becoming popular in the aesthetics industry for customers who want the "ultimate facial" experience.

Allocation of Sales Among Key Products

        No single product accounted for more than 10% of the Company's revenues during either of the last two fiscal years.


                       Description of the Company's
                  Marketing and Manufacturing Operations

Patents and Trademarks

        The Company holds a patent on the "Target" feature of its electrotherapy products that will remain in effect until July 18, 2006, and a patent on its multi-frequency ultrasound technology that will remain in effect until June 2013. The Company has the exclusive, worldwide rights to a patent on the STS technology for the treatment of chronic pain. An additional patent on the STS technology has been filed with the U.S. Patent Office and is currently pending. Patent applications pertaining to the Company's Synergie AMS device and Synergie Peel device have also been filed with the U.S. Patent Office and are currently pending.

    The trademark "Dynatron" has been registered with the United
States Patent and Trademark Office and the appropriate government offices in Japan. In addition, registration applications have been filed for the trademarks "Synergie," "Synergie Peel," and

"Sympathetic Therapy," and for various other product trademarks. The Company's other copyrightable material is protected under U.S. copyright laws.

Warranty Service

        The Company warrants all products it manufactures for time periods ranging in length from 90 days to five years after the sale. The
Company also sells accessory items supplied by other manufacturers.
These accessory products carry warranties similar to those offered by the Company. Warranty service is provided from the Company's Salt Lake City and Chattanooga facilities, according to the service required.
These warranty policies are comparable to warranties generally available
in the industry.   Warranty claims as a percentage of gross sales were
not material in fiscal years 2001 and 2000.

Customers/Market

        With the acquisition of Superior and the introductions of the Synergie and new STS product lines, the Company has expanded its dealer network to over 300 wholesale dealers throughout the United States and internationally. These dealers are the primary customers of the Company. The dealers purchase and take title to the products, which they then sell to licensed practitioners such as physical therapists, anesthesiologists, physiatrists, podiatrists, sports medicine specialists, medical doctors, chiropractors, hospitals, plastic surgeons, dermatologists and aestheticians.

        The Company has entered into preferred vendor relationships with certain national chains of physical therapy clinics and hospitals. No single dealer or national account or group of related accounts was responsible for 10% or more of total sales in fiscal years 2001 or 2000.

        The Company exports products to approximately 30 different countries. International sales (i.e., sales outside North America) totaled approximately $658,400 in fiscal year 2001 and approximately $659,700 in fiscal year 2000. The Company is working to establish effective distribution for its products in the international markets. In August 2001, the Company received CE Mark certification for its STS devices, which will allow these products to be marketed in Europe. In addition, during fiscal year 2001, the Company's Salt Lake City operation was designated an ISO 9001 approved facility. The Company has no foreign manufacturing operations.

Competition

        Despite significant competition, the Company has distinguished key products by using the latest technology, such as its patented Target feature, patented multi-frequency ultrasound technology, and patented
STS technology. The Company believes that these features, along with integration of cutting edge technology in the design of each product, have made the Company a leader in technologically advanced electrotherapy, ultrasound, chronic pain and therapeutic massage devices. In addition, manufacturing many of the medical supplies, soft goods and tables it sells allows the Company to focus on quality manufacturing at competitive prices. The Company believes this gives it an edge over many competitors who are solely distributors of such products.

    Electrotherapy/Ultrasound. The competition in the clinical market for electrotherapy and ultrasound devices is from both domestic and foreign companies. No fewer than a dozen companies produce devices similar to those of the Company. Some of these competitors are larger and better established, and have greater resources than the Company. Few companies, domestic or foreign, provide multiple-modality devices. Furthermore, no competitor offers the ultrasound feature of three frequencies on multiple-sized soundheads for which the Company holds a patent. The primary competitors in the electrotherapy and ultrasound products sales include: Chattanooga Group, Rich-Mar, Mettler Electronics, Excel Tech, Ltd., Rehabilicare RS Medical, Amrex and Williams Healthcare.

        Sympathetic Therapy. The recently acquired technology for treating chronic pain is protected by a U.S. patent. The Company is not aware of any competitor that offers a non-invasive, chronic pain treatment similar to the Company's STS technology. Other treatments for chronic pain include prescription narcotic drugs and invasive procedures such as spinal cord stimulators, nerve block injections and implanted drug pumps.

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

          Iontophoresis. Competition in the iontophoresis market is primarily from IOMED and EMPI. Both of these competitors have a much larger market share than Life-Tech, the manufacturer of the iontophoresis products marketed and sold by the Company. The Company believes that Dynatronics' strong distribution network is important to
its continued ability to compete against these larger companies.   In
addition, the Life-Tech products are priced significantly lower than either IOMED or EMPI.

        Treatment Tables. The primary competition in the treatment table market is from domestic manufacturers including Hill Laboratories Company, Hausmaun Industries, Sammons Preston, Bailey Manufacturing, S&W Enterprises, Tri-W-G, Chattanooga Group, Medfit, Williams Healthcare and Clinton Industries. Dynatronics' combination of industry experience, quality and competitive pricing provides the foundation for the Company to compete in this marketplace. In addition, some foreign competitors may gain pricing advantages from time to time due to currency fluctuations related to the U.S. dollar.

        Aesthetic Products. The Company has two primary competitors in the therapeutic massage industry: LPG Systems and Angel Healing
Corporation. The Synergie Lifestyle System utilizes unique processes and technology, which are the subject of a patent applied for by the Company. Dynatronics' network of distributors provides another competitive advantage in the marketplace for these products.

    There are a number of competitors in the Microdermabrasion market including: DermaGenesis, DermaMed, E-Med, Integremed, Medical Alliance, Palomar, Slimtone USA and Soundskin Corp. The Synergie Peel device incorporates a proprietary anti-clogging design for the crystals, which sets it apart from competitors' units. In addition, the system has an innovative disposable system for the abrasive material, which prevents unwanted contact with the spent crystals following treatment.

        Information necessary to determine or reasonably estimate the Company's, or its competitors', market share in any of these markets is not readily available to the Company.

Manufacturing and Quality Assurance

        Manufacturing of the Company's therapy devices, soft goods and other medical products is conducted at the Company's facilities in Salt Lake City, Utah and Chattanooga, Tennessee. The Company sub-contracts the production of certain components, but all work is performed to Dynatronics' specifications. Sub-assembly, final assembly and quality assurance procedures are all performed by trained staff at the Company's manufacturing facilities. All component parts used in Dynatronics' device designs and all raw materials for medical supplies and soft goods manufacturing are presently readily available from suppliers.

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

        During fiscal year 2001, the Company qualified for ISO 9001 Certification - an internationally recognized standard for quality systems and manufacturing processes adopted by over 90 countries. In addition, the Company has qualified for the CE Mark Certification on its 50 Series Plus, Synergie and STS products. The Company is now able to market these products throughout the European Union and in other countries where CE mark certification and ISO 9001 certification are recognized.

Research and Development

        The Company has historically been very committed to research and development. In 2001 and 2000 the Company expended $805,363 and $702,754, respectively, for research and development, which represented approximately 4.8% and 4.6% of the gross revenues of the Company in those years, respectively. Substantially all of the research and development expenditures during 2001 were for the development of new products, including the new STS chronic pain therapy devices, or the upgrading of existing products. Because of its strong commitment to the future and to providing the most current technology in its medical devices, the Company projects that in fiscal year 2002 it will continue to invest in research and development at amounts similar to those indicated above.

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

    All of the Company's therapeutic and aesthetic treatment devices as currently designed have been cleared for marketing under section 510(k) of the FD&C Act or are considered 510(k) exempt. If a device is subject to section 510(k), the FDA must receive premarket notification from the manufacturer of its intent to market the device. The FDA must find that the device is substantially equivalent to a legally marketed predicate device before the agency will clear the new device for marketing. In addition, certain modifications to the Company's marketed devices may require a premarket notification and clearance under section 510(k) before the changed device may be marketed, if the change or modification could significantly affect safety or effectiveness. All the Company's devices, unless specifically exempted by regulation, are subject to the FDC Act's general controls, which include, among other things, registration and listing, adherence to the Quality System Regulation requirements for manufacturing, Medical Device Reporting and the potential for voluntary and mandatory recalls.

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

    General market trends were adversely affected from the implementation of new Medicare guidelines in fiscal year 1999, which restricted reimbursement for physical therapy services. Subsequent legislation passed by Congress eliminated those reimbursement reductions for a two-year period beginning in January 2000. As a result, market conditions improved for the Company's rehabilitation and other physical therapy products in fiscal year 2000 and 2001. The Company cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can it determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could include, however, requirements for the reformulation of certain products to meet new standards, the recall or discontinuance of certain products, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and additional scientific substantiation. Any or all such requirements could have a material adverse effect on the Company.

Environment

        The Company's operations are not subject to material compliance with Federal, state and local provisions enacted or relating to protection of the environment or discharge of materials into the environment.

Employees

        On June 30, 2001, the Company had a total of 121 full-time employees and 15 part-time employees, compared to 117 full-time and 13 part-time employees as of June 30, 2000.

Item 2.   Properties

        The Company's headquarters and principal place of business is located at 7030 Park Centre Drive, Salt Lake City, Utah 84121. The Company's headquarters consist of a single facility housing administrative offices and manufacturing space totaling approximately 36,000 square feet. The Company owns the land and building, subject to a mortgage requiring a monthly payment of approximately $16,253. The mortgage matures in 2013. The Company also owns a 42,000 sq ft. manufacturing facility in Ooltewah, Tennessee, and accompanying undeveloped acreage for future expansion subject to a mortgage requiring monthly payments of $7,182. The mortgage matures in 2012.

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

                                            Year Ended June 30
                                       2000                      2001
                                       ----                      ----
                                 High         Low         High           Low
                               ----------------------------------------------

1st Quarter (July-September)    $1.63       $ .98        $1.88         $ .75
2nd Quarter (October-December)  $1.09       $ .66        $1.94         $ .94
3rd Quarter (January-March)     $1.75       $ .69        $3.00         $1.47
4th Quarter (April-June)        $1.13       $ .72        $2.95         $1.76

        Holders. As of September 20, 2001, the approximate number of common stock shareholders of record was 512. This number does not include beneficial owners of shares held in "nominee" or "street" name. Including beneficial owners, the Company estimates that the total number of shareholders exceeds 2,000.

        Dividends. The Company has never paid cash dividends on its common stock. The Company's anticipated capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the development of its business.

        Sale of Unregistered Securities. The Company has not sold any securities during the past three years in a private or public offer and sale.

        Stock Options. In fiscal year 2001, the Company granted options pursuant to stock option plans for employment or other agreements. The total number of shares of common stock issuable under such options is 446,321 shares with an average exercise price of $1.31 per share. In addition, the Company granted options to purchase 80,000 shares of common stock at an average price of $2.52 as part of the license agreement for the STS technology. In fiscal year 2000, the Company granted options pursuant to stock option plans. The total number of shares of common stock issuable under such options is 185,299 shares with an average exercise price of $.95 per share. These options were issued without registration under the Securities Act in reliance upon exemptions relating to grants of securities made pursuant to certain written plans.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Selected Financial Data

     The table below summarizes selected financial data for the Company contained in its audited financial statements for the past six fiscal years. The financial statements for the fiscal years ended June 30, 2001 and 2000 are filed with and form a part of this report.

                             Selected Financial Data
                            Fiscal Year Ended June 30

                           2001             2000            1999            1998            1997         1996
                       _________________________________________________________________________________

Net Sales              $16,757,821        $15,173,050    $15,956,798       $12,283,064    $10,160,467   $6,784,748
Net Income (loss)      $   334,179        $    35,910    $   718,080       $   664,788    $   612,539   $ (193,892)
Net Income (loss)
   Per share (diluted) $       .04        $       .00    $       .08       $       .07    $       .07   $     (.02)

Working Capital         $ 4,971,946       $ 4,550,747    $ 4,251,703       $ 3,502,777    $ 3,027,119   $2,616,464
Total Assets            $13,560,347       $12,595,581    $13,854,197       $11,641,948    $ 9,642,479   $8,508,609
Long-term Obligations   $ 2,174,348       $ 2,330,501    $ 2,984,041       $ 3,376,017    $ 2,534,553   $2,856,302


Fiscal Year 2000 Compared to Fiscal Year 1999

Results of Operations

        Sales for the fiscal year ended June 30, 2001, increased 10% to a record $16,757,821, compared to $15,173,050, in fiscal year 2000. The increase in sales is primarily due to the introduction of the new Dynatron STS clinical device and Dynatron STS Rx home units, which were introduced during the latter part of fiscal year 2001. These innovative devices incorporate patented, non-invasive technology, which has been used successfully in treating over 1,000 chronic pain patients.
Interest in this new technology from doctors and therapists across the country has been very positive. During fiscal year 2001, the Company also experienced a surge in demand for its rehabilitation products.
Sales of electrotherapy and ultrasound devices have been the primary contributor to increased core product sales this fiscal year over last year.

        Gross profit for the year ended June 30, 2001, increased to $7,045,346, compared to $6,278,970 in fiscal year 2000. The Company's gross profit as a percentage of sales increased to 42.0% in fiscal year 2001 compared to 41.4% in fiscal year 2000. The improvement in gross margin percentage for fiscal year 2001 was a result of initial sales of the Dynatron STS clinical and home units as well as increased sales of electrotherapy and ultrasound devices. The Company anticipates margins will remain in the range of 42% for the coming year.

    Selling, general and administrative (SG&A) expenses were $5,419,935, or 32.3% of sales in fiscal year 2001, compared to $5,031,577, or 33.2% of sales in fiscal year 2000. During the year ended June 30, 2001, the Company incurred significantly higher selling expenses associated with the initial marketing efforts and launch of the new chronic pain therapy devices and expanded sales efforts related to the Synergie product line. Included in the SG&A expense for the year ended June 30, 2000 is approximately $500,000 of litigation expenses related to a dispute with a competitor that was settled during that year.

        During fiscal year 2001, the Company maintained its commitment to research and development (R&D), expending $805,363 for the year, compared to $702,754 in fiscal year 2000. R&D expenses for fiscal year 2001 were primarily related to the development of the two new devices for treating chronic pain - the Dynatron STS clinical unit and Dynatron STS Rx prescription home unit. The Company anticipates that R&D expenses in 2002 will be moderately higher than prior years due to a planned redesign of the Company's current line of therapy devices together with plans for additional clinical research studies related to the STS technology.

    In the year ended June 30, 2001, the Company's provision for income taxes was $195,690 compared to $144,981 in fiscal year 2000. During fiscal year 2000, the Company settled a contractual obligation related to retirement benefits for one of its officers, which resulted
in recognizing $76,000 of tax expense.    The settlement was funded
through surrendering a company-owned life insurance policy on the officer's life. Under tax law, both the premiums paid by Dynatronics on this policy in prior years and the associated cash value build up were excluded from the calculation of taxable income. Conversely, generally accepted accounting principles required that the premium and cash value build up activity be recorded annually for book purposes. At the time the policy was surrendered, the cash value exceeded the net premiums paid by approximately $200,000. The Company had already recognized this increase on its books over the term of the contract, yet the tax calculations each year excluded this income. As a result, the settlement created a tax liability of approximately $76,000, an amount equal to the tax on the book income recognized over the life of the contract but previously excluded from the tax calculation.

     Net income for fiscal year 2001 increased to $334,179, compared to $35,910 in fiscal year 2000. This improvement was due to several factors including the initial sales of Dynatron STS clinical and home units, increasing sales of higher margin rehabilitation products, and reduced legal expenses as mentioned above.

        The Company's business operations were not materially affected by seasonality factors or year 2000 (Y2K) issues.

Liquidity and Capital Resources

    The Company has financed its operations primarily through cash flows from operations and from its line of credit facility.

    Inventories at June 30, 2001, were $4,746,323 compared to
$4,038,845 at June 30, 2000. Higher inventory levels were required with the introduction of the new STS devices and stocking inventories for the manufacture of these new products. In addition, the Company continues to expand its product offering of supplies and soft goods, which increased inventories for the year.

    Trade accounts receivable during fiscal year 2001 increased to $3,426,404 compared to $3,248,419 at June 30, 2000 primarily due to the introduction of the new STS devices, which, along with record sales of rehabilitation products, helped significantly boost sales and receivables during fiscal year 2001. Trade accounts receivable represent amounts due from the Company's dealer network and from medical practitioners and clinics. The historical relationship with these customers indicates that the allowance for doubtful accounts is adequate. Accounts receivable are generally collected within 30 days of the terms extended. Management anticipates accounts receivable will increase in future years in connection with increased sales.

    Working capital at June 30, 2001, totaled $4,971,946 compared to $4,550,747 at June 30, 2000. The Company's current ratio at June 30, 2001 was 2.2 to 1 compared to 2.3 to 1 at June 30, 2000.

    The Company maintains an open line of credit with a commercial bank in the amount of $3.75 million. Interest on the line of credit is based on the bank's prime rate, which at June 30, 2001, equaled 6.75%. The line of credit is collateralized by certain accounts receivable and inventories. As of June 30, 2001, approximately $2.9 million was outstanding on the line of credit with amounts available under the line of credit of approximately $850,000. The line of credit agreement is renewable annually in November and includes covenants requiring the Company to maintain certain financial ratios. As of June 30, 2001, the Company was in compliance with all covenants.

        Long-term debt excluding current installments at June 30, 2001 was $1,834,903 compared to $2,073,894 at June 30, 2000. This debt represents primarily the mortgages against real property owned by the Company in Utah and Tennessee.

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

Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prohibits the use of the pooling-of-interests method of accounting and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and is applicable to all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Effective for the Company beginning July 1, 2002, SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.
As of the date of adoption, the Company expects to have unamortized goodwill and other intangibles in the amount of $849,000 which will be subject to the transition provisions of SFAS Nos. 141 and
142. Amortization expense related to goodwill and other intangibles was $97,486 for the year ended June 30, 2001. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Outlook

    Over the past seven years, Dynatronics annual net sales have more than tripled from $4.9 million in fiscal year 1994 to $16.8 million in fiscal year 2001. This growth is the result of many factors including acquisitions, strategic alliances and the introduction of new products. During fiscal year 2001, the Company continued to implement a strategy of expanding product lines, strengthening channels of distribution, and developing new products for the rehabilitation and aesthetic markets.

    As part of this strategy, in August 2000, the Company announced the signing of an agreement with Alan Neuromedical Technologies (ANT) granting Dynatronics the exclusive license for ANT's patented technology
for treating chronic pain.   Two devices incorporating the new
technology - the Dynatron STS clinical unit and the Dynatron STS Rx prescription unit for home use - were announced to distributors from around the world at meetings held February 2-3, 2001 in Salt Lake City, Utah. The treatment delivered by these devices is referred to as
Sympathetic Therapy.   Medical professionals have used this therapy to
treat chronic pain associated with a variety of conditions in patients who had previously experienced only marginal results with traditional therapy regimens. According to the American Pain Foundation, millions of people around the world suffer from chronic pain. The associated costs in the United States alone are estimated to exceed $100 billion annually. There is great demand for an effective treatment in the battle against chronic pain.

    Recent research studies conducted or commissioned by Dynatronics showed that 80% of chronic pain patients receiving Sympathetic Therapy realized some reduction of pain - with at least one-third of the patients becoming totally pain-free. The fact these results were achieved with patients who had suffered on average for eight years with their chronic pain condition further attests to the effectiveness of this therapy. Additional research studies are currently underway to further validate the efficacy of this innovative technology.

    It is important to point out that not every chronic pain sufferer will benefit from this therapy. However, it appears that many of those who suffer from chronic pain conditions with a sympathetic bias may benefit from Sympathetic Therapy treatments.

    As with any new medical therapy or technology, the Company expects that insurance reimbursement may influence the rate of growth of this
new technology.   Presently, there is limited reimbursement available
for Sympathetic Therapy treatments or home units.  Most are reviewed on
a case-by-case basis.   However, as medical practitioners experience
positive outcomes and further research supports the efficacy of this therapy, it is anticipated that reimbursements will be more broadly established. Dynatronics is working with consultants who specialize in obtaining Medicare and commercial insurance reimbursement for new technologies. It will take time, perhaps years, to obtain broad acceptance and reimbursement for this new therapy. Notably, this technology potentially holds the key to not only relieving suffering for many chronic pain patients, but significantly reducing the long-term costs of supporting chronic pain patients through reducing intake of expensive narcotic medications or avoiding costly invasive procedures. Management believes that as these potential cost savings are realized, insurance companies should begin to view Sympathetic Therapy as an economical alternative to the traditional treatments for chronic pain sufferers.

    The Company began selling the Dynatron STS clinical device during the quarter ended March 31, 2001, and the Dynatron STS Rx home unit during the fourth quarter of fiscal year 2001. The home unit is available to patients by prescription from their medical practitioner with financing terms available through third party finance companies.

    Another important part of our strategic plan is the expansion of worldwide marketing efforts, particularly into the European Community. In March 2001, Dynatronics' Salt Lake operations, where all electrotherapy, ultrasound, STS devices and Synergie products are manufactured, was designated an ISO 9001 certified facility. With this designation of quality processes, the Company can market products manufactured in this facility in any country that recognizes the CE Mark. The Company is now working to establish effective distribution of these products in the European Community with additional human and capital resources committed to this expansion effort.

    A third strategic component of the new initiatives is further expansion into the aesthetics market. In February 2000, the Company introduced the Synergie Peel microdermabrasion device as a companion to the Synergie AMS (aesthetic massage system). Microdermabrasion technology is very popular in the aesthetics industry because of its distinct advantages over chemical and laser peels. The Synergie Peel device has unique competitive advantages in the market due to its patent-pending design, which eliminates clogging. Furthermore, the combination of the Synergie AMS and Synergie Peel make it not only unique, but the most affordable combination device of its kind on the market.

    To take full advantage of the opportunities of the aesthetics market, Dynatronics has continued efforts to establish effective distribution for its aesthetic products. The Company's Chairman, Kelvyn
H. Cullimore, is personally managing the effort to establish this distribution. The Company recently shifted its distribution strategy to establishing dealers who are uniquely focused on the aesthetics market and also to cultivating national accounts. Previously, the Company had attempted to establish a direct sales force for Synergie products. Dynatronics changed its strategy because the Company believes that the dealer strategy requires less overhead expense, is more easily managed and will result in better local control of sales. Controlling and expanding the channels of distribution for these products is expected to ultimately increase sales and allow the Company to more fully access the potential of the aesthetics products market. The Company perceives this market to be both lucrative and expanding, particularly as aging baby boomers continue to look for ways to retain a youthful appearance.

    Since the beginning of fiscal year 2001, the Company has allocated resources to enhance its presence in the e-business arena. Dynatronics has undertaken to improve the appearance and application of its corporate website and is researching ways to apply electronic media and Internet solutions to better serve customer needs, access new business opportunities, reduce cost of operations, and stay technologically current in the way business is conducted. The Company believes the allocation of resources to developing e-business capabilities is critical to improving future performance and has made the establishment of these capabilities a focal strategy for the next fiscal year. In February 2001, the Company launched a new website that it believes better reflects the quality of Dynatronics' products and services. The site may be viewed at www.dynatronics.com. This reference to the Company's website is not intended to incorporate the contents of the website into or as a part of this report.

    Based on these strategic initiatives, the Company is focusing its resources in the following areas:

- Introducing the new Dynatron STS and Dynatron STS Rx therapy products to the billion-dollar chronic pain market. This includes efforts to maximize sales in the face of limited reimbursement by focusing on specific target markets that will embrace Sympathetic Therapy treatments and thus better educate the medical and insurance communities on the efficacy of Sympathetic Therapy treatments. Additional research and other related efforts will also be evaluated to obtain broader support of the medical and insurance communities.

- Improving sales and distribution of rehabilitation products domestically through strengthened relationships with dealers, particularly the high-volume specialty dealers.

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

    Product Liability. Manufacturers and distributors of products used in the medical device, aesthetics and related industries are from time to time subject to lawsuits alleging product liability, negligence or related theories of recovery, which have become an increasingly frequent risk of doing business in these industries. Although from time to time lawsuits may arise or claims asserted based on product liability matters, all such actions have been insured against. Although the Company presently maintains product liability insurance coverage which it deems adequate based on historical experience, there can be no assurance that such coverage will be available for such risks in the future or that, if available, it would prove sufficient to cover potential claims or that the present amount of insurance can be maintained in force at an acceptable cost. Furthermore, the assertion of such claims, regardless of their merit or eventual outcome, also may have a material adverse effect on the Company, its business reputation and its operations.

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

    Dependence on Patents and Proprietary Rights. The Company has two patents issued and three patents pending relating to its products. In addition, the Company has licensed the worldwide rights to the STS patent. The Company's trademarks have also been registered in the United States and in other countries. There can be no assurance that the Company's patents will not be challenged or circumvented or will provide the Company with any competitive advantages or that a patent will issue from the pending patent application. The Company also relies upon copyright protection for its proprietary software and other property. There can be no assurance that any copyright obtained will not be circumvented or challenged. The Company also relies on trade secrets that it seeks to protect, in part, through confidentiality agreements with employees and other parties. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. The Company may become involved from time to time in litigation to determine the enforceability, scope and validity of proprietary rights. Any such litigation could result in substantial cost to the Company and divert the efforts of its management and technical personnel.

    Limited Availability of Conclusive Clinical Studies of STS Technology. The Company's STS products represent a new approach to chronic pain therapy with few clinical studies available to prove their effectiveness. The Company has sponsored clinical studies by physicians, but these have been relatively limited in size, scope and duration. As additional research studies are undertaken, there can be no assurance of future favorable clinical results. The absence of independent scientific review of the STS products may limit the acceptance of and the Company's ability to market these products. Furthermore, sales of these products could be adversely affected if consumers fail to follow the proper protocols or to properly use the products as recommended.

    Foreign Duties and Import Restrictions. Some of the Company's products are exported to the countries in which they ultimately are sold. The countries in which the Company sells its products may impose various legal restrictions on imports, impose duties of varying amounts, or enact regulatory requirements, adverse to the Company's products. There can be no assurance that changes in legal restrictions, increased duties or taxes, or stricter health and safety requirements would not have a material adverse effect in the Company's ability to market its products in a given country.

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

                                 DYNATRONICS CORPORATION

                                      Balance Sheets


                                                                              June 30,
                                                                   ------------------------------
                         Assets                                         2001           2000
                                                                   -------------  ---------------
Current assets:
 Cash and cash equivalents                                         $    258,884       233,756
 Trade accounts receivable, less allowance for doubtful accounts
  of $140,735 in 2001 and $141,897 in 2000 (note 4)                   3,426,404     3,248,419
 Other receivables                                                      191,845       103,820
 Inventories (notes 2 and 4)                                          4,746,323     4,038,845
 Prepaid expenses                                                       212,429       133,147
 Prepaid income taxes                                                    26,003        31,416
 Deferred tax asset - current (note 7)                                  268,735       241,260
                                                                   -------------  ------------
     Total current assets                                             9,130,623     8,030,663

Property and equipment, net (notes 3 and 5)                           3,277,458     3,337,924

Excess of cost over fair value of net assets acquired, net
 of accumulated amortization of $562,536 in 2001
 and $496,155 in 2000                                                   876,637       968,020
Other assets                                                            275,629       258,974
                                                                   -------------  ------------
                                                                   $ 13,560,347    12,595,581
                                                                   =============  ============

             Liabilities and Stockholders' Equity

Current liabilities:
 Current installments of long-term debt (note 5)                   $    239,151       241,503
 Line of credit (note 4)                                              2,871,024     1,893,214
 Accounts payable                                                       407,727       739,990
 Accrued expenses                                                       424,257       334,876
 Accrued payroll and benefit expenses                                   216,518       270,333
                                                                   -------------  ------------
     Total current liabilities                                        4,158,677     3,479,916

 Long-term debt, excluding current installments (note 5)              1,834,903     2,073,894
 Deferred compensation (note 11)                                        260,599       233,398
 Deferred tax liability - noncurrent (note 7)                            78,846        23,209
                                                                   -------------  ------------
     Total liabilities                                                6,333,025     5,810,417
                                                                   -------------  ------------

Stockholders' equity:
 Common stock, no par value.  Authorized 50,000,000 shares;
  issued and outstanding 8,840,422 shares in 2001 and
  8,765,038 shares in 2000                                            2,565,926     2,457,947
 Treasury stock, 35,584 common shares at cost in 2001 and 2000         (120,096)     (120,096)
 Retained earnings                                                    4,781,492     4,447,313
                                                                   -------------  ------------
     Total stockholders' equity                                       7,227,322     6,785,164

Commitments and contingencies (notes 6 and 11)
                                                                   -------------  ------------
                                                                   $ 13,560,347    12,595,581
                                                                   =============  ============

See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION

                              Statements of Income



                                                               Years ended June 30,
                                                         ------------------------------
                                                              2001             2000
                                                         -------------    -------------
Net sales                                                $  16,757,821      15,173,050
Cost of sales                                                9,712,475       8,894,080
                                                         -------------    ------------
     Gross profit                                            7,045,346       6,278,970

Selling, general, and administrative expenses                5,419,935       5,031,577
Research and development expense                               805,363         702,754
                                                         -------------    ------------
     Operating income                                          820,048         544,639

Other income (expense):
 Interest income                                                 7,964           3,125
 Interest expense                                             (320,522)       (401,303)
 Other income, net                                              22,379          34,430
                                                         -------------    ------------
     Total other income (expense), net                        (290,179)       (363,748)
                                                         -------------    ------------
     Income before income taxes                                529,869         180,891

Income tax expense (note 7)                                    195,690         144,981
                                                         -------------    ------------
     Net income                                          $     334,179          35,910
                                                         =============    ============

Basic net income per share                               $        0.04            -
                                                         =============    ============

Diluted net income per share                             $        0.04            -
                                                         =============    ============

Weighted average basic and diluted common
shares outstanding:
 Basic                                                       8,786,205       8,745,465
 Diluted                                                     9,150,310       8,773,629

See accompanying notes to financial statements.

                               DYNATRONICS CORPORATION

                          Statements of Stockholders' Equity

                          Years ended June 30, 2001 and 2000

                                                                                                        Total
                                                        Common         Treasury        Retained      stockholders'
                                                        stock            stock         earnings         equity
                                                    ------------      -----------    ------------    ------------
Balances at June 30, 1999                           $  2,391,826        (120,096)      4,411,403       6,683,133

Issuance of 62,044 shares of common stock upon
 exercise of employee stock options (note 9)              60,183               0               0          60,183

Income tax benefit from disqualifying disposition
 of employee stock options                                 5,938               0               0           5,938

Net income                                                     0               0          35,910          35,910
                                                    ------------      -----------    ------------    ------------

Balances at June 30, 2000                              2,457,947        (120,096)      4,447,313       6,785,164

Issuance of 20,000 shares of common stock
 and 80,000 options for license agreement                 73,240               0               0          73,240

Issuance of 10,000 common stock options
 for services                                              7,000               0               0           7,000

Issuance of 19,800 shares of common stock upon
 exercise of employee stock options                       20,090               0               0          20,090

Income tax benefit from disqualifying disposition
 of employee stock options                                 7,649               0               0           7,649

Net income                                                     0               0         334,179         334,179
                                                      -----------       ---------    ------------      ----------

Balances at June 30, 2001                           $  2,565,926        (120,096)      4,781,492       7,227,322
                                                     ============       =========    ============      ==========

See accompanying notes to financial statements.

                            DYNATRONICS CORPORATION

                            Statements of Cash Flows



                                                                          Years ended June  30,
                                                                       --------------------------
                                                                          2001            2000
                                                                       ----------      ----------
Cash flows from operating activities:
 Net income                                                            $  334,179          35,910
 Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
   Depreciation and amortization of property and equipment                312,806         282,266
   Other amortization                                                      97,486          92,217
   Loss (gain) on disposal of assets                                        2,467          (4,216)
   Gain on disposal of stock                                                    0         (10,167)
   Provision for doubtful accounts                                         36,000          36,000
   Provision for inventory obsolescence                                   204,000         267,996
   Provision for warranty reserve                                         212,029         257,566
   Provision for deferred compensation                                     27,201          95,844
   Compensation expense on stock options                                    7,000               0
   Changes in operating assets and liabilities:
    Receivables                                                          (302,010)       (524,594)
    Inventories                                                          (911,478)        185,433
    Prepaid expenses and other assets                                     (28,800)        387,448
    Deferred income taxes                                                  28,162         111,594
    Income taxes payable                                                   13,062         145,315
    Accounts payable and accrued expenses                                (508,726)       (242,699)
    Deferred compensation                                                       0        (481,894)
                                                                       -----------     -----------
     Net cash provided by (used in) operating activities                 (476,622)        634,019
                                                                       -----------     -----------
Cash flows from investing activities:
 Proceeds from sale of fixed assets                                             0          79,083
 Proceeds from sale of stock                                                    0          10,167
 Capital expenditures                                                    (254,807)       (138,436)
                                                                       -----------     -----------
     Net cash used in investing activities                               (254,807)        (49,186)
                                                                       -----------     -----------
Cash flows from financing activities:
 Principal payments on long-term debt                                    (241,343)       (321,185)
 Net change in line of credit                                             977,810        (718,424)
 Proceeds from issuance of common stock                                    20,090          60,183
                                                                       -----------     -----------
     Net cash provided by (used in) financing activities                  756,557        (979,426)
                                                                       -----------     -----------
Net increase (decrease) in cash and cash equivalents                       25,128        (394,593)

Cash and cash equivalents at beginning of year                            233,756         628,349
                                                                       -----------     -----------
Cash and cash equivalents at end of year                               $  258,884         233,756
                                                                       ===========     ===========
Supplemental disclosures of cash flow information:
 Cash paid during the year for interest, net of amounts capitaliz      $  322,970         402,109
 Cash paid during the year for income taxes                               164,000               0

Supplemental disclosures of noncash investing and financing activities:
 Long-term debt incurred for fixed assets                              $        0          26,936
 Income tax benefit from nonemployee exercise of stock options              7,649           5,938



See accompanying notes to financial statements.

                    Independent Auditors' Report



The Board of Directors
Dynatronics Corporation:

We have audited the accompanying balance sheets of Dynatronics Corporation as of June 30, 2001 and 2000, and the related statements of income, stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynatronics Corporation as of June 30, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                /s/ KPMG LLP

August 3, 2001

                          DYNATRONICS CORPORATION
                       Notes to Financial Statements
                           June 30, 2001 and 2000

(1)     Basis of Presentation and Summary of Significant Accounting Policies

    (a) Basis of Presentation

        Dynatronics Corporation (the Company) manufactures, markets, and distributes a broad line of therapeutic, diagnostic, and rehabilitation equipment, medical supplies, and soft goods, treatment tables, and aesthetic medical devices to an expanding market of physical therapists, podiatrists, orthopedists, chiropractors, plastic surgeons, dermatologists, and other medical professionals. The products are distributed primarily through dealers in the United States and Canada, with increasing distribution in foreign countries.

    (b) Cash Equivalents

        Cash equivalents include all cash and investments with original maturities to the Company of three months or less. Cash equivalents consist of money market funds of $2,891 and $2,783 at June 30, 2001 and 2000, respectively. The book value of cash equivalents approximates fair value at June 30, 2001 and 2000.

    (c) Inventories

        Finished goods inventories are stated at the lower of standard cost, which approximates actual costs (first-in, first-out), or market. Raw materials are stated at the lower of cost (first-in, first-out), or market.

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

        A reconciliation between the basic and diluted weighted average number of common shares for 2001 and 2000 is summarized as follows:
                                                         2001         2000
                                                      ----------   ----------
           Basic weighted average number of common
             shares outstanding during the year        8,786,205    8,745,465

           Weighted average number of dilutive common
             stock options outstanding during the year   364,105       28,164
                                                      ----------   ----------

           Diluted weighted average number of common
             and common equivalent shares outstanding
             during the year                           9,150,310    8,773,629
                                                      ==========   ==========

       The weighted average number of options outstanding not included in the computation of diluted net income per share total
       174,868 and 226,029 as of June 30, 2001 and 2000, respectively, because to do so would have been antidilutive.

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

   (k)  Stock-Based Compensation

       The Company employs the footnote disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages entities to adopt a fair-value-based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS No. 123.

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

   (n)  Use of Estimates

       Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

   (o)  Fair Value Disclosure

       The carrying value of accounts receivable, accounts payable, accrued expenses, and notes payable approximates their estimated fair value due to the relative short maturity of these instruments. The carrying value of long-term debt approximates its estimated fair value due to recent issuance of the debt.

(2)     Inventories

    Inventories consist of the following:
                                                        2001          2000
                                                     ----------    ----------
        Raw materials                                $2,914,710     2,470,979
        Finished goods                                2,071,822     1,785,588
        Inventory reserve                              (240,209)     (217,722)
                                                     ----------    ----------
                                                     $4,746,323     4,038,845
                                                     ==========    ==========
(3)     Property and Equipment

    Property and equipment consist of the following:
                                                        2001          2000
                                                     ----------    ----------
        Land                                         $  354,743       354,743
        Buildings                                     2,802,894     2,792,744
        Machinery and equipment                       1,335,828     1,205,159
        Office equipment                                288,351       231,858
        Vehicles                                         61,771        61,771
                                                     ----------    ----------
                                                      4,843,587     4,646,275
        Less accumulated depreciation and
          amortization                                1,566,129     1,308,351
                                                     ----------    ----------
                                                     $3,277,458     3,337,924
                                                     ==========    ==========

(4)     Line of Credit

    The Company has available with a commercial bank a revolving line of credit agreement totaling $3.75 million at June 30, 2001. The agreement requires letter of credit fees and is secured by trade receivables and inventories. The line requires the monthly payment of interest on outstanding balances at prime (6.75 percent and 9.5 percent at June 30, 2001 and 2000, respectively). The line expires on December 1, 2001.

(5)     Long-term Debt

    Long-term debt consists of the following:
                                                           2001        2000
                                                        ----------  ----------
7.11% promissory note secured by a trust deed on
real property, payable in monthly installments of
$8,708 through November 2003                            $  600,977     660,431

6.21% promissory note secured by a trust deed on
real property, maturing November 2013, payable in
decreasing installments beginning at $7,545
monthly ($7,060 during 2001 and 2000)                      728,900     767,078

8.65% promissory note secured by a trust deed on
real property, payable in monthly installments of
$7,182 through January 2012                                595,930     629,310

8.96% - 9.07% term loans secured by fixed assets,
payable in monthly installments of $5,105 through
July 2003                                                   78,512     129,110

8.87% promissory note secured by fixed assets
payable in monthly installments of $4,382 through
July 2002                                                   50,143      96,045

10.97% promissory note secured by fixed assets
payable in monthly installments of $654 through
September 2001                                               1,290       8,558

8.75% promissory note secured by a vehicle, payable
in monthly installments on $346 through April 2004          10,342      13,444

9.35% promissory note secured by a vehicle, payable
in monthly installments of $365 through 2003                 7,960      11,421
                                                         ---------- -----------

     Total long-term debt                                 2,074,054  2,315,397

Less current installments                                   239,151    241,503
                                                         ---------- ----------
     Long-term debt, excluding current installments      $1,834,903  2,073,894
                                                         ========== ==========

The aggregate maturities of long-term debt for each of the years subsequent to 2001 are as follow: 2002, $239,151; 2003, $196,709;
2004, $167,092; 2005, $174,833; 2006, $187,960; and thereafter
$1,108,309.

(6)     Leases

    The Company leases vehicles under noncancelable operating lease agreements. Rent expense for the years ended June 30, 2001 and 2000, was $25,879 and $26,220, respectively. Future minimum rental payments required under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of 2001 are as follow: 2002, $25,265; 2003, $18,377; and 2004, $10,140.

(7)     Income Taxes

    Income tax expense for the years ended June 30, consists of:

                                                        Stock
                                                        option
                               Current     Deferred     benefit      Total
                             ----------    --------    --------    --------
2001:
   U.S. federal              $  115,704      38,607       6,655     160,966
   State and local               34,657        (927)        994      34,724
                             ----------    --------    --------    --------
                             $  150,361      37,680       7,649     195,690
                             ==========    ========    ========    ========
2000:
   U.S. federal              $     -        114,917       5,109     120,026
   State and local                9,024      15,102         829      24,955
                             ----------    --------    --------    --------
                             $    9,024     130,019       5,938     144,981
                             ==========    ========    ========    ========

Actual income tax expense differs from the "expected" tax expense
(computed by applying the U.S. federal corporate income tax rate of 34 percent to income or loss before income taxes) as follows:

                                                     2001           2000
                                                  ----------     ----------
        Expected tax expense                      $  180,155         61,503
        State taxes, net of federal tax benefit       22,918         16,470
        Meals and entertainment                        2,687          2,138
        Amortization of goodwill not deductible        2,985          2,985
        Charitable contributions                     (11,709)        (2,417)
        Officers' life insurance                      (2,726)        63,728
        Other, net                                     1,380            574
                                                  ----------     ----------
                                                  $  195,690        144,981
                                                  ==========     ==========

Deferred income tax assets related to the tax effects of temporary differences are as follows:
                                                      2001           2000
                                                   ----------     ----------
Net deferred tax asset - current:
    Inventory capitalization for income
       tax purposes                                $  60,030         54,147
    Obsolete inventory reserve                        89,598         81,210
    Vacation reserve                                   3,730          3,730
    Warranty reserve                                  41,776         32,824
    Accrued product liability                         21,107         16,421
    Bad debt reserve                                  52,494         52,928
                                                   ---------      ---------
         Total deferred tax asset - current        $ 268,735        241,260

Net deferred tax asset (liability) - noncurrent:
    Salary continuation agreements                 $  97,204         87,057
    Net operating loss carryforwards                  17,422         60,860
    Property and equipment,
      principally due to differences
      in depreciation                               (206,140)      (180,438)
    Noncompete and goodwill amortization              12,668          9,312
                                                   ---------      ---------
         Total deferred tax asset - noncurrent     $ (78,846)       (23,209)
                                                   =========      =========

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

The Company benefits from the tax net operating loss (NOL) carryovers acquired in the November 1992 merger with ACI, the former parent of the Company. Amounts and expiration dates of carryforwards are as follows:

                 Expiration                           Amount
                 ----------                         ----------

                    2004                             $20,296
                    2005                               1,899
                    2006                                  60
                    2007                              29,007
                    2020                               4,612
                                                    ----------
                                                     $55,874
                                                    ==========

(8)     Major Customers

    During the fiscal years ended June 30, 2001 and 2000, sales to any single customer did not exceed ten percent of total revenues.

(9)     Common Stock

    The Company granted options to acquire common stock under its 1992 qualified stock option plan. The options are to be granted at not less than 100 percent of the market price of the stock at the date of grant. Option terms are determined by the Board of Directors, and exercise dates may range from six months to five years from the date of grant.

    Summary of activity follows:
                                        2001                     2000
                              ------------------------  -----------------------
                                             Weighted                 Weighted
                                              average                 average
                                 Number      exercise      Number     exercise
                               of shares      price      of shares     price
                              -----------   ----------  -----------   ---------
       Options outstanding
         at beginning of year    678,489      $1.11        655,790      $.93
       Options granted           446,321       1.31        185,299       .95
       Options exercised          19,800       1.02         62,044       .97
       Options canceled or
         expired                 174,104       1.28        100,556      1.34
                               ----------    --------    ----------   --------
       Options outstanding at
         end of year             930,906       1.17        678,489      1.11
                               ==========                ==========
       Options exercisable at
         end of year             437,760       1.04        418,950      0.81
                               ==========                ==========
       Range of exercise prices
         at end of year                      .72-2.70                 .72-2.03

    At June 30, 2001, 1,020,907 shares of common stock were authorized and reserved for issuance, but were not granted under the terms of the stock option plan.

    The Company accounts for the plan using the intrinsic-value method under APB 25. Accordingly, no compensation expense has been recognized for the stock option plan. Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date for awards in 2001 and 2000, consistent with the provisions of SFAS 123, the Company's results of
    operations would have been reduced to the pro forma amounts indicated below:
                                                       June 30,
                                            -----------------------------
                                                2001             2000
                                            ------------     ------------
     Net income - as reported                $  334,179           35,910
     Net income (loss) - pro forma              205,397          (40,279)
     Earnings per share - as reported               .04                -
     Earnings per share - pro forma                 .02                -

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                       June 30,
                                            -----------------------------
                                                2001             2000
                                            ------------     ------------
     Expected dividend yield                     0%               0%
     Expected stock price volatility          69 - 74%            68%
     Risk-free interest rate                 4.9 - 6.2%          6.7%
     Expected life of options                5 & 7 years      5 & 7 years

     The weighted average fair value of options granted during 2001 and 2000, was $0.78 and $0.66, respectively.
     The Company granted 10,000 options in 2001 to a third party for the performance of services. The Company recognized the fair value of the options as compensation expense in 2001. The fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate 5.8 percent, expected dividend yield of -0-percent, expected life of 5 years, and expected volatility of 68 percent.

     During 2001, the Company purchased a license agreement for 20,000 shares of common stock and 80,000 options to purchase common stock. The options granted were not issued under the Company's stock option plan. The Company recorded the license agreement at the fair value of the equity instruments issued and is amortizing the asset over the l0-year life of the agreement. The exercise price of the options range from $1.08 to $4.00. The fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate 6.1 percent, expected dividend yield of -0-percent, expected life of 6 to 9 years, and expected volatility of 68 percent.

(10)    Employee Benefit Plan

     During 1991, the Company established a deferred savings plan which qualifies under Internal Revenue Code Section 401(k). The plan covers all employees of the Company who have at least six months of service and who are age 20 or older. For 2001 and 2000, the Company made matching contributions of
     25 percent of the first $2,000 of each employee's contribution.
     The Company's contributions to the plan for 2001 and 2000, were $31,043 and $28,808, respectively. Company matching contributions for future years are at the discretion of the Board of Directors.

(11)    Salary Continuation Agreements

     As of 2001, the Company had salary continuation agreements with two key employees. A third employee's agreement was terminated in April 2000. The agreements provide a pre-retirement salary continuation income to the employee's designated beneficiary in the event that the employee dies before reaching age 65. This death benefit amount is the lesser of $75,000 per year or 50 percent of the employee's salary at the time of death, and continues until the employee would have reached age 65. The agreements also provide the employee with a supplemental retirement benefit if the employee remains in the employment of the Company until age 65. Estimated amounts to be paid under the agreements are being accrued over the period of the employees' active employment. As of 2001 and 2000, the Company has accrued $260,599 and $233,398, respectively, of deferred compensation under the terms of the Agreements.

     The agreement terminated in April 2000 with the Chairman of the Board of Directors. The Company paid $481,894 in order to terminate his salary continuation agreement. The payment was funded from the surrender of a life insurance policy on the Chairman that had been used as a funding vehicle for the salary continuation agreement. The surrender of the life insurance policy resulted in income tax expense of approximately $79,000 since the tax basis of the policy was lower than the amount received by the Company.

(12)    Columbia Operation Closure

     During the last month of fiscal 1999, the Company's management decided to close its Columbia, South Carolina manufacturing facility in the first quarter of fiscal 2000. The operations were moved to its Chattanooga facility or contracted to a third party. As a result of the plan, during fiscal 1999 the Company expensed $68,000 in prepaid lease costs related to a manufacturing facility abandoned, and recorded an impairment loss for leasehold improvements and manufacturing equipment of $39,000. The Company communicated severance arrangements to affected employees in fiscal 2000. Severance costs and other costs in excess of original estimates of approximately $200,000 were expensed during fiscal 2000. The closure-related costs are included in selling, general, and administrative expenses.

(13)    Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prohibits the use of the pooling-of-interests method of accounting and requires that the purchase method of accounting be used for all business combinations initiated after
     June 30, 2001 and is applicable to all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Effective for the Company beginning July 1, 2002, SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     As of the date of adoption, we expect to have unamortized goodwill and other intangibles in the amount of $849,000 which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill and other intangibles was $97,486 for the year ended June 30, 2001. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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


                               PART III

Item 9. Directors and Executive Officers of the Company; Compliance With
Section 16(a) of the Exchange Act

The directors and executive officers of the Company at September 20, 2001 are:

                                          Director
                                         or Officer           Position
       Name                Age             Since              with Company

Kelvyn H. Cullimore        66                1983       Chairman of the Board

Kelvyn H. Cullimore, Jr.   45                1983    President, CEO and Director

Larry K. Beardall          45                1986       Executive Vice President
                                                      of Sales and Marketing and
                                                      Director

E. Keith Hansen, M.D.*     56                1983         Director

Joseph H. Barton*          73                1996         Director

Howard L. Edwards*         70                1997         Director

Val J. Christensen*        48                1999         Director

John S. Ramey              50                1992         Sr. Vice President of
                                                           Operations and R&D



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

        Joseph H. Barton joined the Board in January 1996. Mr. Barton received a Civil Engineering degree from the University of California at Berkeley and has held various executive positions including President of J.H. Barton Construction Company, Senior Vice President of Beverly Enterprises, and President of KB Industries, a building and land development company. Most recently, Mr. Barton served as Senior Vice President of GranCare, Inc. from 1989 to 1994 and currently is a consultant for Covenant Care, a company that owns and manages long-term care facilities throughout the United States.

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

        John S. Ramey joined the Company in December 1992 as Vice President of Research and Development and currently serves as Vice President of Operations. Prior to joining the Company, Mr. Ramey worked for 16 years with Phillips Semi-conductors-Signetics, an integrated circuit manufacturing company, as Manager of Product Engineering. From 1983 to 1989, Mr. Ramey also served as President of Enertronix, a small public corporation. Since 1989, Mr. Ramey has served as Vice President of JRH Technology, a private engineering firm. Mr. Ramey earned his MBA degree in 1991 from the University of Phoenix (in Salt Lake City, Utah) and a BS degree in electronics in 1977 from Brigham Young University.

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

        Based solely on review of the copies of such forms furnished to the Company during and with respect to the year ended June 30, 2001, the Company believes that during the year then ended all Section 16(a) filings applicable to these Reporting Persons were timely filed.

Item 10.  Executive Compensation.

        The Company hereby incorporates by reference into and makes a part of this Report the information and disclosure set forth under Item 8 of
Schedule 14A, "Compensation of Directors and Executive Officers," contained in the Company's definitive proxy statement for 2001, to be sent to shareholders of the Company subsequent to the filing of this Report on Form 10-KSB.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

        The Company hereby incorporates by reference into and makes a part of this Report the information and disclosure set forth under Item 6 of
Schedule 14A, "Voting Securities and Principal Holders Thereof," contained in the Company's definitive proxy statement for 2001, to be sent to shareholders of the Company subsequent to the filing of this Report on Form 10-KSB.

Item 12.  Certain Relationships and Related Transactions

    Except as otherwise disclosed in "Management's Discussion and Analysis or Plan of Operation," during the two years ended June 30, 2001 the Company was not a party to any transaction in which any director, executive officer or shareholder holding more than 5% of the Company's issued and outstanding commons tock had a direct or indirect material interest.

Item 13.        Exhibits and Reports on Form 8-K

        (a)     Exhibits and documents required by Item 601 of Regulation S-B:

        1.      Financial Statements (included in Part II, Item 8):

                Independent Auditors' Report                              F-1

                Balance Sheets at June 30, 2001 and 2000                  F-2

                Statements of Income for years ended
                June 30, 2001 and 2000                                    F-3

                Statements of Stockholders'
                Equity for years ended June 30, 2001 and 2000             F-4

                Statements of Cash Flows for
                years ended June 30, 2001 and 2000                        F-5

                Notes to Financial Statements                             F-6

                Exhibits:

                 Reg. S-B
                Exhibit No.            Description
        -----------            -----------

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


Date:  September 26, 2001

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Kelvyn H. Cullimore           Chairman of the Board            9/26 , 2001
-----------------------------                                    -------
Kelvyn H. Cullimore


/s/ Kelvyn H. Cullimore, Jr.      Director, President, CEO         9/26 , 2001
-----------------------------     (Principal Executive Officer   -------
Kelvyn H. Cullimore, Jr.          and Principal Financial
                                  and Accounting Officer)


/s/ Larry K. Beardall             Director, Executive              9/26 , 2001
-----------------------------     Vice President                 -------
Larry K. Beardall


/s/ E. Keith Hansen, M.D.         Director                         9/26 , 2001
------------------------------                                   -------
E. Keith Hansen, M.D.


/s/ Joseph H. Barton              Director                         9/26 , 2001
------------------------------                                   -------
Joseph H. Barton


/s/ Howard L. Edwards             Director                         9/26 , 2001
------------------------------                                   -------
Howard L. Edwards


/s/ Val J. Christensen            Director                         9/26 , 2001
------------------------------                                   -------
Val J. Christensen