Form 10QSB
period 2001-09-30
DYNATRONICS CORP
filed 2001-11-14
CIK 720875

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

[  ]        TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _________
TO _________

Commission File Number: 0-12697

                             Dynatronics Corporation
            ---------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Utah                                               87-0398434
------------------------------                               -------------------
State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                               Identification No.)

                7030 Park Centre Drive, Salt Lake City, UT 84121
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (801) 568-7000
                             -----------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the issuer's common stock, no par value, as of November 12, 2001 is 8,854,335.

Transitional Small Business Disclosure Format
(Check One):
Yes __ No  X

                             DYNATRONICS CORPORATION
                                TABLE OF CONTENTS




                                                                     Page Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Balance Sheets
September 30, 2001 and June 30, 2001                                      1

Unaudited Condensed Statements of Income
Three Months Ended September 30, 2001 and 2000                            2

Unaudited Condensed Statements of Cash Flows
Three Months Ended September 30, 2001 and 2000                            3

Notes to Unaudited Condensed Financial Statements                         4

Item 2. Management's Discussion and Analysis or Plan of Operation         7

                       DYNATRONICS CORPORATION
                       Condensed Balance Sheets
                             (Unaudited)


                                                                                   September 30,       June 30,
                                     ASSETS                                            2001              2001
                                                                                   -------------    --------------

Current assets:
   Cash and cash equivalents                                                       $   323,738          258,884
   Trade accounts receivable, less allowance for doubtful accounts
          of $152,735 at September 30, 2001 and $140,735 at June 30, 2001            3,945,812
3,426,404
   Other receivables                                                                   232,320          191,845
   Inventories                                                                       4,758,448        4,746,323
   Prepaid expenses                                                                    438,457          212,429
   Prepaid income taxes                                                                      0           26,003
   Deferred tax asset-current                                                          268,735          268,735
                                                                                   ------------     ------------
          Total current assets                                                       9,967,510        9,130,623

Net property and equipment                                                           3,215,828        3,277,458
Excess of cost over book value, net of accumulated amortization
       of $584,340 at September 30, 2001 and $568,640 at June 30, 2001                 854,834
943,774
Other assets                                                                           279,251          208,492
                                                                                   ------------     ------------
                                                                                   $14,317,423       13,560,347
                                                                                   ============     ============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt                                           $  227,027          239,151
   Line of credit                                                                    2,939,393        2,871,024
   Accounts payable                                                                    523,977          407,727
   Accrued expenses                                                                    902,466          424,256
   Accrued payroll and benefit expenses                                                226,039          216,518
   Income tax payable                                                                   33,700                0
                                                                                    -----------     ------------
          Total current liabilities                                                  4,852,602        4,158,676

Long-term debt, excluding current installments                                       1,778,001        1,834,903
Deferred compensation                                                                  266,008          260,599
Deferred tax liability - noncurrent                                                     78,846           78,846
                                                                                    -----------     ------------
          Total  liabilities                                                         6,975,457        6,333,024

Stockholders' equity:
   Common stock, no par value.  Authorized 50,000,000
       shares; issued and outstanding 8,913,774 shares at
       September 30, 2001, and 8,840,422 at June 30, 2001                            2,623,326
2,565,926
   Treasury stock, 59,439 shares at September 30, 2001
       and 35,584 shares at June 30, 2001                                             (159,696)        (120,096)
   Retained earnings                                                                 4,878,336        4,781,493
                                                                                    -----------     ------------
          Total stockholders' equity                                                 7,341,966        7,227,323

                                                                                    -----------     ------------
                                                                                   $14,317,423       13,560,347
                                                                                    ===========     ============

See accompanying notes to condensed financial statements.

                             DYNATRONICS CORPORATION
                         Condensed Statements Of Income
                                   (Unaudited)

                                                               Three Months Ended
                                                                    September 30
                                                              2001             2000
                                                         -------------    -------------

Net sales                                                $  4,167,287        4,066,482
Cost of sales                                               2,435,348        2,368,497
                                                         -------------    -------------
     Gross profit                                           1,731,939        1,697,985

Selling, general, and administrative expenses               1,333,469        1,279,654
Research and development expenses                             161,436          145,085
                                                         -------------    -------------
     Operating income                                         237,034          273,246
                                                         -------------    -------------

Other income (expense):
   Interest income                                              2,023            1,061
   Interest expense                                           (81,113)         (80,510)
   Other income, net                                            2,337            3,963
                                                         -------------    -------------
     Total other income (expense)                             (76,753)         (75,486)

     Income before income taxes                               160,281          197,760

Income tax expense                                             63,438           77,810
                                                         -------------    -------------


     Net income                                           $    96,843          119,950
                                                         =============    =============

     Basic and diluted net income per common share        $      0.01             0.01
                                                         -------------    -------------


Weighted average basic and diluted common shares outstanding (note 2)

     Basic                                                  8,831,216        8,774,821

     Diluted                                                8,978,429        8,905,231




See accompanying notes to condensed financial statements.

                             DYNATRONICS CORPORATION

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                            Three Months Ended
                                                                               September 30
                                                                           2002           2001
                                                                        -----------    ----------
Cash flows from operating activities:
  Net income                                                            $    96,843       119,950
  Adjustments to reconcile net income to net cash used in
        operating activities:
   Depreciation and amortization of property and equipment                   78,471        70,319
   Other amortization                                                        21,803        23,664
   Provision for doubtful accounts                                           12,000         9,000
   Provision for inventory obsolescence                                      51,000        51,000
   Provision for warranty reserve                                            53,205        52,947
   Deferred compensation                                                      5,409         6,420
   Decrease (increase) in operating assets and liabilities:
      Receivables                                                          (571,883)     (107,952)
      Inventories                                                           (63,125)     (137,080)
      Prepaid expenses and other assets                                    (229,650)      (32,383)
      Trade accounts payable and accrued expenses                           550,776       265,755
      Income taxes payable                                                   63,438        87,361
                                                                        ------------   -----------

           Net cash provided by operating activities                         68,287       409,001
                                                                        ------------   -----------

Cash flows from investing activities-capital expenditures                   (16,841)      (18,030)

Cash flows from financing activities:
  Principal payments on long-term debt                                      (69,026)      (58,740)
  Net change in line of credit                                               68,369      (371,978)
  Proceeds from sale of common stock                                         14,065             0
                                                                        ------------   -----------

           Net cash provided by (used in) financing activities               13,408      (430,718)
                                                                        ------------   -----------

Net increase (decrease) in cash and cash equivalents                         64,854       (39,747)

Cash and cash equivalents at beginning of period                            258,884       233,756
                                                                        ------------   -----------

Cash and cash equivalents at end of period                              $   323,738       194,009
                                                                        ============   ===========

Supplemental cash flow information
  Cash paid for interest                                                     86,774        85,449
Supplemental disclosure of non-cash investing and financing activities
  Common stock and options issued for license agreement                           0        73,240
  Common stock and options exercised in exchange for mature stock            39,600             0


See accompanying notes to condensed financial statements.

                             DYNATRONICS CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


NOTE 1.  PRESENTATION

The financial statements as of September 30, 2001 and June 30, 2001 and for the three months ended September 30, 2001 and 2000 were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements for the two years ended June 30, 2001. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10-KSB filing.


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

In calculating net income per common share, the net income was the same for both the basic and diluted calculation. A reconciliation between the basic and diluted weighted- average number of common shares for the three months ended September 30, 2001 and 2000 is summarized as follows:

                                                   (Unaudited)
                                                Three Months Ended
                                                   September 30,
                                              2001               2000
                                          ----------         ----------
Basic weighted average number
  of common shares outstanding
  during the period                        8,831,216          8,774,821

Weighted average number of dilutive
  common stock options outstanding
  during the period                          147,213            130,410
                                         -----------         ----------
Diluted weighted average number
  of common and common equivalent
  shares outstanding during the period     8,978,429          8,905,231
                                         ===========         ==========

Outstanding options not included in the computation of diluted net income per share for the three month periods ended September 30, 2001 and 2000 total 202,297 and 207,622 respectively, because to do so would have been antidilutive.


NOTE 3.  COMPREHENSIVE INCOME

For the periods ending September 30, 2001 and 2000, comprehensive income was equal to the net income as presented in the accompanying condensed statements of income.


NOTE 4.  INVENTORIES

Inventories consisted of the following:
                                        September 30        June 30
                                            2001             2001
                                        ------------     ------------

            Raw Material                $  2,940,604        2,914,710
            Finished Goods                 2,109,053        2,071,822
            Inventory Reserve               (291,209)        (240,209)
                                        ------------     ------------
                                        $  4,758,448        4,746,323
                                        ============     ============

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment were as follows:

                                        September 30        June 30
                                            2001             2001
                                        ------------     ------------

            Land                        $    354,743          354,743
            Buildings                      2,802,894        2,802,894
            Machinery and equipment        1,345,991        1,335,828
            Office equipment                 295,029          288,351
            Vehicles                          61,771           61,771
                                        ------------     ------------
                                           4,860,428        4,843,587
            Less accumulated depreciation
            and amortization               1,644,600        1,566,129
                                        ------------     ------------

                                        $  3,215,828        3,277,458
                                        ============     ============


NOTE 6.  RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 Business Combinations, and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS 141 prohibits the use of the pooling-of-interests method of accounting and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and is applicable to all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Effective for the Company beginning July 1, 2002, SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in acceptance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and review for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

As of the date of adoption, we expect to have unamortized goodwill and other intangibles in the amount of $849,000 which will be subject to the transition provision of SFAS Nos. 141 and 142. Amortization expense related to goodwill and other intangibles was $97,486 for the year ended June 30, 2001 and $21,804 for the three-month period ended September 30, 2001. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our financial statements at the date of this report, including whether any transitional impairment losses will be required to recognized as the cumulative effect of a change in accounting principles.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Financial Statements (unaudited) and Notes thereto appearing elsewhere in this Form 10-QSB.

Impact of Terrorist Attacks

Dynatronics did not suffer the loss of any employees or assets as a result of the terrorist attacks of September 11, 2001, and the subsequent anthrax attacks. Air and express product delivery was interrupted briefly because the air delivery system in the United States was shut down for several days following September 11th. This resulted in some disruption or delay in the delivery of product orders shipped by air. However, orders for Dynatronics' products do not appear to have been unusually affected by the terrorist attacks.

Results of Operations

Sales during the quarter ended September 30, 2001 increased 2% to $4,167,287, compared to $4,066,482 during the same period last year. During the reporting quarter, increased sales of core medical products led by the Company's new STSTM devices for chronic pain were offset by decreased aesthetic products sales. Dynatronics is currently revamping the distribution network for its aesthetic products by adding new aesthetic dealers throughout the country to support future growth. Interest in the Dynatron STS and STS Rx technology remains high. For instance, after experiencing several treatment successes using the Dynatron STS on a trial basis, a worker's compensation carrier has recently instituted a program to expand use of the STS technology system-wide for chronic pain patients. The STS devices incorporate patented, non-invasive technology, which effectively provides relief for many chronic pain sufferers.

Total gross profit during the quarter ended September 30, 2001 was $1,731,939 or 41.6% of sales compared to $1,697,985 or 41.8% of sales in the quarter ended September 30, 2000. The slight decline in gross margin percentage is the result of lower sales of higher margin aesthetic products.

Selling, general and administrative (SG&A) expenses for the three-month period ended September 30, 2001, increased to $1,333,469 or 32.0% of sales compared to $1,279,654 or 31.5% of sales in the same period of the prior year. The increase in costs is directly related to increased sales efforts. During the quarter ended September 30, 2001, the Company continued to incur higher selling expenses associated with marketing of the new chronic pain therapy devices and expanded sales efforts related to the Synergie product line.

Research and development (R&D) expenses during the three- month period ended September 30, 2001 totaled $161,436, compared to $145,085, for the same period in 2000. R&D expense as a percentage of sales for the first quarter of fiscal year 2002 was 3.9%, up slightly from 3.6% of sales for the same period a year ago. The Company remains committed to its objective of investing in R&D to develop technological enhancements as well as new technologies that address unmet patient and clinical needs.

Pre-tax profit for the quarter ended September 30, 2001 was $160,281 compared to $197,760 during the same period of the prior year. Increased R&D expense along with higher marketing expenses associated with the new STS products and revamping the distribution network for the Company's aesthetic products, adversely affected profits for the quarter. Nevertheless, management believes such expenditures represent an investment in the future as opposed to a permanent increase in overhead expense.

Income tax expense for the three months ended September 30, 2001 was $63,438, compared to $77,810 during the prior year period. The effective tax rate for the reporting quarter was 39.6%, a small increase over the 39.3% in the prior year period.

Net income for the quarter ended September 30, 2001 was $96,843 ($.01 per share), compared to $119,950 ($.01 per share) in the same quarter in 2000. The decrease in net income compared with the prior year period is attributable to:

         - Lower sales and margins associated with the reduced sales of Synergie products
         - Increased selling expenses related to the marketing of STS products and the revamping of the aesthetic distribution channel.
         - Increased research and development expenditures.

Liquidity and Capital Resources

The Company expects that revenues from operations, together with amounts available under an existing bank line of credit will be adequate to meet working capital needs related to our business and planned capital expenditures for the next 12 months.

The current ratio at September 30, 2001 was 2.1 to 1. The current ratio at June 30, 2001 was 2.2 to 1. Current assets represent 70% of total assets at September 30, 2001.

Net accounts receivable at September 30, 2001 were $3,945,812 compared to $3,426,404 at June 30, 2001. Accounts receivable are from the dealer network and are generally considered to be within term. All accounts payable are within term. The Company continues to take advantage of available payment discounts when possible.

The Company has a $3,750,000 revolving line of credit with a commercial bank. Borrowing limitations are based on 30% of eligible inventory and up to 80% of eligible accounts receivable. The outstanding balance on the line of credit at September 30, 2001 was $2,939,393 compared to $2,871,024 at June 30, 2001. The line of credit is secured by inventory and accounts receivable. The line bears interest at the bank's "Prime Rate," which was 6% per annum at September 30, 2001. This line is subject to annual renewal and matures on December 1, 2001. Accrued interest is payable monthly.

Inventory levels, net of reserves, totaled $4,758,448 at September 30, 2001, compared to $4,746,323 at June 30, 2001. With the exception of possible new products introduced during the year, the Company expects inventory levels to decline over the course of the current fiscal year as inventories are managed more closely, and as sales of the new STS devices and aesthetic devices accelerate as a result of new marketing plans and initiatives.

Long-term debt excluding current installments totaled $1,778,001 at September 30, 2001, compared to $1,834,903 at June 30, 2001. Long-term debt is comprised primarily of the mortgage loans on office and manufacturing facilities in Utah and Tennessee. The principal balance on the mortgage loans is approximately $1.9 million with monthly principal and interest payments of $26,900.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 Business Combinations, and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS 141 prohibits the use of the pooling-of-interests method of accounting and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and is applicable to all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Effective for the Company beginning July 1, 2002, SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in acceptance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and review for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

As of the date of adoption, we expect to have unamortized goodwill and other intangibles in the amount of $849,000 which will be subject to the transition provision of SFAS Nos. 141 and 142. Amortization expense related to goodwill and other intangibles was $97,486 for the year ended June 30, 2001 and $21,804 for the three-month period ended September 30, 2001. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our financial statements at the date of this report, including whether any transitional impairment losses will be required to recognized as the cumulative effect of a change in accounting principles.

Business Plan

Over the past seven years, Dynatronics' annual net sales have more than tripled from $4.9 million in fiscal year 1994 to $16.8 million in fiscal year 2001. The Company believes that this growth is the result of many factors including acquisitions, strategic alliances, the introduction of new products and increasing market share. During the quarter ended September 30, 2001, the Company continued to implement a strategy of expanding product lines, strengthening channels of distribution, and developing new products for the rehabilitation and aesthetic markets.

As part of this strategy, in August 2000, the Company announced the signing of an agreement with Alan Neuromedical Technologies (ANT) granting Dynatronics the exclusive license for ANT's patented technology for treating chronic pain. Two devices incorporating the new technology - the Dynatron STS clinical unit and the Dynatron STS Rx prescription unit for home use - were introduced in February 2001 to distributors from around the world at meetings held in Salt Lake City,

Utah. The treatment delivered by these devices is referred to as Sympathetic Therapy. Medical professionals have used this therapy to treat chronic pain associated with a variety of conditions in patients who had previously experienced only marginal results with traditional therapy regimens. According to the American Pain Foundation, millions of people around the world suffer from chronic pain. The associated costs in the United States alone are estimated to exceed $100 billion annually. There is great demand for an effective treatment in the battle against chronic pain.

Recent research studies conducted or commissioned by Dynatronics show that 80% of chronic pain patients receiving Sympathetic Therapy realized some reduction of pain -- with at least one-third of the patients becoming totally pain-free. The Company believes that the fact these results were achieved with patients who had suffered on average for eight years with their chronic pain condition further attests to the effectiveness of this therapy. Additional research studies are currently underway to further validate the efficacy of this innovative technology.

Although the studies so far show that not every chronic pain sufferer will benefit from this therapy, the results do support the Company's belief that many who suffer from chronic pain conditions with a sympathetic bias may benefit from Sympathetic Therapy treatments.

As with any new medical therapy or technology, the Company expects that insurance reimbursement may influence the rate of growth of the STS technology. Presently, limited reimbursement is available for Sympathetic Therapy treatments or home units. Most are reviewed on a case-by- case basis. The Company expects, however, that as medical practitioners experience positive outcomes and as further research supports the efficacy of this therapy, reimbursements will be more broadly established. Dynatronics is working with consultants who specialize in obtaining Medicare and commercial insurance reimbursement for new technologies. The Company expects that it will take time, perhaps years, to obtain broad acceptance and reimbursement for this new therapy. Notably, this technology potentially holds the key to not only relieving suffering for many chronic pain patients, but significantly reducing the long-term costs of supporting chronic pain patients through reducing intake of expensive narcotic medications or avoiding costly invasive procedures. The Company believes that as these potential cost savings are realized, insurance companies should begin to view Sympathetic Therapy as an economical alternative to other, more invasive treatments for chronic pain sufferers.

Dynatronics began selling the Dynatron STS clinical device during the quarter ended March 31, 2001, and the Dynatron STS Rx home unit in the subsequent quarter of fiscal year 2001. The home unit is available to patients by prescription from their medical practitioner with financing terms available through third party finance companies.

Another important part of the strategic plan is the expansion of worldwide marketing efforts, particularly into the European Community. In March 2001, Dynatronics' Salt Lake operations, where all electrotherapy, ultrasound, STS devices and Synergie products are manufactured, was designated an ISO 9001 certified facility. With this designation of quality processes, the Company can market products manufactured in this facility in any country that recognizes the CE Mark. The Company is now working to establish effective distribution of these products in the European Community with additional human and capital resources committed to this expansion effort.

A third strategic component of the strategic plan is further expansion into the aesthetics market. The Synergie Peel microdermabrasion device was developed as a companion to the Synergie AMS (aesthetic massage system). Microdermabrasion technology is very popular in the aesthetics industry because of its distinct advantages over chemical and laser peels. The Synergie Peel device has unique competitive advantages in the market due to its patent-pending design that eliminates clogging. Furthermore, the combination of the Synergie AMS and Synergie Peel make it not only unique, but the most affordable combination device of its kind on the market.

To take full advantage of the opportunities of the aesthetics market, Dynatronics has continued efforts to establish effective distribution for its aesthetic products. The Company's Chairman, Kelvyn H. Cullimore, is managing the effort to establish this distribution. The Company recently shifted the distribution strategy to establishing dealers who are uniquely focused on the aesthetics market and also to cultivating national accounts. The Company previously had attempted to establish a direct sales force for Synergie products. The Company changed this strategy because it believes that the dealer strategy requires less overhead expense, is more easily managed and will result in better local control of sales. Controlling and expanding the channels of distribution for these products is expected to ultimately increase sales and allow us to more fully access the potential of the aesthetics products market. The Company perceives this market to be both lucrative and expanding, particularly as aging baby boomers continue to look for ways to retain a youthful appearance.

Over the past year, the Company allocated resources to enhance its presence in the e-business arena. Dynatronics has undertaken to improve the appearance and application of its corporate website and is researching ways to apply electronic media and Internet solutions to better serve customer needs, access new business opportunities, reduce cost of operations, and stay technologically current in the way business is conducted. The Company believes that the allocation of resources to developing e-business capabilities is critical to improving future performance and has made the establishment of these capabilities a focal strategy for the next fiscal year. In February 2001, the Company launched a new website that it believes better reflects the quality of Dynatronics' products and services. The site may be viewed at www.dynatronics.com. This reference to the Company's website is not intended to incorporate the contents of the website into or as a part of this report.

Based on these strategic initiatives, the Company's resources will be focused in the following areas:

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

Cautionary Statement Concerning Forward-Looking Statements

The statements contained in this Report on Form 10-QSB that are not purely historical are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act. These statements refer to our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of the words or phrases "believes," "expects," "anticipates," "should," "plans," "estimates," "intends," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis or Plan of Operation regarding product development, clinical results, market acceptance, financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in the Company's Annual Report on Form 10-KSB under the headings "Description of Business" and "Risk Factors." The fact that some of the risk factors may be the same or similar to past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. The Company believes that many of the risks detailed here and in the Company's other SEC filings are part of doing business in the industry in which it operates and competes and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance.

The forward-looking statements contained in this Report are made as of the date of this Report and the Company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations include:

     - The terrorist attacks in New York and Washington, D.C. on September 11, 2001, and the subsequent anthrax attacks on the East Coast of the United States appear to be having an adverse effect on business, financial and general economic conditions in the United States. At this time we cannot predict the nature, extent, or duration of these effects on overall economic conditions generally, or on our business and operations specifically.

     - Market acceptance of Dynatronics' technologies, particularly its core therapy devices, Synergie AMS/MDA product line and the new Dynatron STS and Dynatron STS Rx products;

     - Insurance company reimbursement for Sympathetic Therapy or the home prescription Dynatron STS Rx device not materializing as expected;

     - The ability to hire and retain the services of trained personnel at cost-effective rates;

     - Rigorous government scrutiny or the possibility of additional government regulation of the industry in which the Company markets its products;

     - Reliance on key management personnel;

     - Foreign government regulation of products and manufacturing practices that may bar or significantly increase the expense of expanding to foreign markets;

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

     - Potential adverse effect of taxation;

     - The ability to obtain required financing to meet changes or other risks described above.

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 DYNATRONICS CORPORATION
                                 -----------------------
                                 Registrant


Date        11/14/01              /s/ Kelvyn H. Cullimore, Jr.
     ---------------------       ----------------------------
                                 Kelvyn H. Cullimore, Jr.
                                 President, Chief Executive
                                 Officer and
                                 Principal Accounting Officer