Form 10QSB
period 2001-12-31
DYNATRONICS CORP
filed 2002-02-14
CIK 720875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
DECEMBER 31, 2001.

[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission File Number: 0-12697

                             Dynatronics Corporation
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Utah                                    87-0398434
           ------                                  ------------
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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the issuer's common stock, no par value, as of February 12, 2001 is 8,869,335.

Transitional Small Business Disclosure Format (Check One): Yes __ No  X

                             DYNATRONICS CORPORATION
                                TABLE OF CONTENTS



                                                                 Page Number
                                                                 -----------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Balance Sheets
December 31, 2001 and June 30, 2001                                   1

Unaudited Condensed Statements of Income
Three and Six Months Ended December 31, 2001 and 2000                 2

Unaudited Condensed Statements of Cash Flows
Six Months Ended December 31, 2001 and 2000                           3

Notes to Unaudited Condensed Financial Statements                     4

Item 2. Management's Discussion and Analysis or Plan of Operation     7

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders         14

                             DYNATRONICS CORPORATION
                            Condensed Balance Sheets
                                   (Unaudited)

                                                                              December 31,       June 30,
                                     ASSETS                                       2001             2001
                                                                             --------------   --------------
Current assets:
   Cash and cash equivalents                                               $       394,183          258,884
   Trade accounts receivable, less allowance for doubtful accounts
          of $164,735 at December 31, 2001 and $140,735 at June 30, 2001         3,650,014        3,426,404
   Other receivables                                                               207,816          191,845
   Inventories                                                                   4,545,205        4,746,323
   Prepaid expenses                                                                370,716          212,429
   Prepaid income taxes                                                             20,288           26,003
   Deferred tax asset-current                                                      268,735          268,735
                                                                             --------------   --------------
          Total current assets                                                   9,456,957        9,130,623

Net property and equipment                                                       3,198,654        3,277,458
Excess of cost over book value, net of accumulated amortization
       of $606,144 at December 31, 2001 and $568,640 at June 30, 2001              833,030          876,637
Other assets                                                                       282,874          275,629
                                                                             --------------   --------------
                                                                           $    13,771,515       13,560,347
                                                                             ==============   ==============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt                                  $       214,831          239,151
   Line of credit                                                                2,901,882        2,871,024
   Accounts payable                                                                654,380          407,727
   Accrued expenses                                                                330,147          424,257
   Accrued payroll and benefit expenses                                            176,829          216,518
                                                                             --------------   --------------
          Total current liabilities                                              4,278,069        4,158,677

Long-term debt, excluding current installments                                   1,754,697        1,834,903
Deferred compensation                                                              271,417          260,599
Deferred tax liability - noncurrent                                                 78,846           78,846
                                                                             --------------   --------------
          Total  liabilities                                                     6,383,029        6,333,025

Stockholders' equity:
   Common stock, no par value.  Authorized 50,000,000
       shares; issued 8,913,774 shares at December 31, 2001
       and 8,840,422 at June 30, 2001                                            2,623,326        2,565,926
   Treasury stock, 59,439 shares at December 31, 2001
       and 35,584 shares at June 30, 2001                                         (159,696)        (120,096)
   Retained earnings                                                             4,924,856        4,781,492
                                                                             --------------   --------------
          Total stockholders' equity                                             7,388,486        7,227,322
                                                                             --------------   --------------
                                                                           $    13,771,515       13,560,347
                                                                             ==============   ==============

           See accompanying notes to condensed financial statements.

                             DYNATRONICS CORPORATION
                         Condensed Statements Of Income
                                   (Unaudited)

                                                   Three Months Ended           Six Months Ended
                                                       December 31                 December 31
                                                   2001           2000          2001          2000
                                                -----------    -----------   -----------   -----------
Net sales                                      $  3,956,430     4,047,562     8,123,717     8,114,044
Cost of sales                                     2,360,452     2,362,754     4,795,800     4,731,250
                                                -----------    ----------    ----------    ----------
     Gross profit                                 1,595,978     1,684,808     3,327,917     3,382,794

Selling, general, and administrative expenses     1,285,179     1,344,831     2,618,648     2,624,485
Research and development expenses                   164,654       191,851       326,090       336,937
                                                -----------    ----------    ----------    ----------
     Operating income                               146,145       148,126       383,179       421,372
                                                -----------    ----------    ----------    ----------

Other income (expense):
   Interest income                                      873         2,040         2,896         3,101
   Interest expense                                 (74,145)      (79,838)     (155,258)     (160,347)
   Other income, net                                  2,159         3,422         4,497         7,384
                                                -----------    ----------    ----------    ----------
     Total other income (expense)                   (71,113)      (74,376)     (147,865)     (149,862)

     Income before income taxes                      75,032        73,750       235,314       271,510

Income tax expense                                   28,512        28,025        91,950       105,835
                                                -----------   -----------    ----------    ----------

     Net income                              $       46,520        45,725       143,364       165,675
                                                ===========   ===========    ==========    ==========
     Basic and diluted net income
       per common share                      $         0.01          0.01          0.02          0.02
                                                -----------   -----------    ----------    ----------

Weighted average basic and diluted common shares outstanding  (note 2)

     Basic                                        8,854,335     8,785,038     8,842,776     8,779,929

     Diluted                                      8,883,477     8,948,872     8,918,139     8,925,898




            See accompanying notes to condensed financial statements.

                             DYNATRONICS CORPORATION
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                         Six Months Ended
                                                                            December 31
                                                                        2001           2000
                                                                    ------------   ------------
Cash flows from operating activities:
  Net income (loss)                                               $      143,364        165,675
  Adjustments to reconcile net income to net cash used in
        operating activities:
   Depreciation and amortization of property and equipment               158,805        145,715
   Other amortization                                                     43,607         48,549
   Provision for doubtful accounts                                        24,000         18,000
   Provision for inventory obsolescence                                  102,000        102,000
   Provision for warranty reserve                                        113,828        110,295
   Deferred compensation                                                  10,818         12,840
   Compensation expense on stock options                                       0          7,000
   Decrease (increase) in operating assets and liabilities:
      Receivables                                                       (263,581)      (144,444)
      Inventories                                                         99,118        238,506
      Prepaid expenses and other assets                                 (165,532)      (106,927)
      Deferred tax asset                                                       0              0
      Prepaid income tax                                                   9,450         26,386
      Trade accounts payable and accrued expenses                           (974)        53,720
                                                                      -----------    -----------
           Net cash provided by operating activities                     274,903        677,315
                                                                      -----------    -----------
Cash flows from investing activities-capital expenditures                (80,001)      (110,065)

Cash flows from financing activities:
  Principal payments on long-term debt                                  (104,526)      (118,821)
  Net change in line of credit                                            30,858       (445,549)
  Proceeds from sale of common stock                                      14,065              0
                                                                      -----------    -----------
           Net cash used in financing activities                         (59,603)      (564,370)
                                                                      -----------    -----------

Net increase in cash and cash equivalents                                135,299          2,880

Cash and cash equivalents at beginning of period                         258,884        233,756
                                                                      -----------    -----------
Cash and cash equivalents at end of period                        $      394,183        236,636
                                                                      ===========    ===========
Supplemental cash flow information
  Cash paid for interest                                                 148,130        163,475
  Cash paid for income taxes                                              82,500         49,050
Supplemental disclosure of non-cash investing and financing activities
  Common stock and options issued for license agreement                        0         73,240
  Common stock and options issued in exchange for mature stock            39,600              0


            See accompanying notes to condensed financial statements.

                             DYNATRONICS CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Unaudited)


NOTE 1.  PRESENTATION

The financial statements as of December 31, 2001 and June 30, 2001 and for the three and six months ended December 31, 2001 and 2000 were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements for the two years ended June 30, 2001. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10-KSB filing.


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

In calculating net income per common share, the net income was the same for both the basic and diluted calculation. A reconciliation between the basic and diluted weighted-average number of common shares for the three and six months ended December 31, 2001 and 2000 is summarized as follows:

                                      (Unaudited)               (Unaudited)
                                  Three Months Ended          Six Months Ended
                                      December 31,              December 31,
                                  2001          2000        2001           2000
                                  ----          ----        ----           ----


Basic weighted average number
  of common shares outstanding
  during the period             8,854,335    8,785,038    8,842,776     8,779,929

Weighted average number of
  dilutive common stock options
  outstanding during the period    29,142      163,834       75,363       145,969
                                ---------    ---------    ---------     ---------

Diluted weighted average number
  of common and common
  equivalent shares outstanding
  during the period             8,883,477    8,948,872    8,918,139     8,925,898
                                =========    =========    =========     =========

Outstanding options not included in the computation of diluted net income per share for the six month periods ended December 31, 2001 and 2000 total 211,471 and 197,414 respectively, because to do so would have been antidilutive.


NOTE 3.  COMPREHENSIVE INCOME

For the periods ended December 31, 2001 and 2000, comprehensive income was equal to the net income as presented in the accompanying condensed statements of income.


NOTE 4.  INVENTORIES

Inventories consisted of the following:
                                  December 31              June 30
                                      2001                   2001
                                  -----------            ------------
              Raw Material     $    2,965,792              2,914,710
        Finished Goods              1,921,334              2,071,822
        Inventory Reserve            (341,921)              (240,209)
                                 ------------            -----------
                               $    4,545,205              4,746,323
                                 ============            ===========

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment were as follows:

                                  December 31              June 30
                                      2001                   2001
                                 -------------           -----------

               Land              $    354,743                354,743
        Buildings                   2,802,894              2,802,894
        Machinery and equipment     1,367,172              1,335,828
        Office equipment              337,008                288,351
        Vehicles                       61,771                 61,771
                                  -----------            -----------
                                    4,923,588              4,843,587
        Less accumulated
         depreciation and
         amortization               1,724,934              1,566,129
                                  -----------            -----------

                                 $  3,198,654              3,277,458
                                  ===========            ===========

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Financial Statements (unaudited) and Notes thereto appearing elsewhere in this Form 10-QSB.

Results of Operations

Sales during the quarter ended December 31, 2001 were $3,956,430, compared to $4,047,562 during the same period last year. Sales for the six-month period ended December 31, 2001 were $8,123,717 compared to $8,114,044 during the six months ended December 31, 2000. During the quarter and six-month period ended December 31, 2001, increased sales of core medical products led by the company's new STSTM devices for chronic pain were offset by decreased aesthetic products sales. Dynatronics is currently working to strengthen the distribution network for its aesthetic products by adding new aesthetic dealers throughout the country to support future growth.

Interest in the Dynatron STS and STS Rx technology remains high. A research study assessing the effectiveness of STS treatments was published in the January 2002 edition of the American Journal of Pain Management. According to study results, 85% of participants treated with STS therapy experienced a reduction of pain, with 50% of the patients becoming totally pain-free. Having the study published in a peer-reviewed medical journal has been an important factor in improving acceptance among medical practitioners and insurance carriers. The STS devices incorporate patented, non-invasive technology, which effectively provides relief for many chronic pain sufferers.

Total gross profit during the quarter ended December 31, 2001 was $1,595,978 or 40.3% of sales compared to $1,684,808 or 41.6% of sales in the quarter ended December 31, 2000. Gross profit during the six-month period ended December 31, 2001 was $3,327,917 or 41.0% of sales compared to $3,382,794 or 41.7% of sales in the six months ended December 31, 2000. Sales during the quarter ended December 31, 2000 included a large order for Synergie AMS/MDA combination units filled for an international distributor. The large volume of high margin Synergie sales in the quarter ended December 31, 2000 increased gross margins in that period.

Selling, general and administrative (SG&A) expenses for the three-month period ended December 31, 2001, decreased to $1,285,179 or 32.5% of sales compared to $1,344,831 or 33.2% of sales in the same period of the prior year. SG&A expenses for the six-month period ended December 31, 2001 were $2,618,648 or 32.2% of sales compared to $2,624,485 or
32.3% of sales for the six months ended December 31, 2000. The decline in SG&A reflects management's efforts to reduce expenses. The Company has taken steps to increase its profitability through an expense reduction program that it expects will generate future annual savings of as much as $500,000. The company believes that the effect of these expense reductions will begin to be reflected in the quarter ending June 30, 2002.

Research and development (R&D) expenses during the three and six-month periods ended December 31, 2001 totaled $164,654 and $326,090, respectively compared to $191,851 and $336,937, respectively for the same periods in 2000. The Company remains committed to its objective of investing significantly in R&D to develop technological enhancements as well as new technologies that address unmet patient and clinical needs.

Pre-tax profit for the quarter ended December 31, 2001 was $75,032 compared to $73,750 during the same period of the prior year. Pre-tax profit for the six months ended December 31, 2000 was $235,314 compared to $271,510 in the similar period in 2000. The success of the Dynatron STS and Dynatron STS Rx has been primarily responsible for this stability in profitability. In addition, the Company has worked to reduce operating expenses.

Income tax expense for the three and six months ended December 31, 2001 was $28,512 and $91,950, respectively compared to $28,025 and $105,835, respectively in the three and six months ended December 31, 2000.

Net income for the quarter ended December 31, 2001 was $46,520 ($.01 per share), compared to $45,725 ($.01 per share) in the same quarter in 2000. Net income for the six months ended December 31, 2001 was $143,364 ($.02 per share) compared to $165,675 ($.02 per share) in the six months ended December 31, 2000.

Liquidity and Capital Resources

We expect that revenues from operations, together with amounts available under an existing bank line of credit will be adequate to meet working capital needs related to our business and planned capital expenditures for the next 12 months.

The current ratio at December 31, 2001 was 2.2 to 1. The current ratio at June 30, 2001 was also 2.2 to 1. Current assets represent 69% of total assets at December 31, 2001.

Net accounts receivable at December 31, 2001 were $3,650,014 compared to $3,426,404 at June 30, 2001. Accounts receivable are from the dealer network and are generally considered to be within term.

All accounts payable are within term. The Company continues to take advantage of available payment discounts when possible.

During the quarter ended December 31, 2001, the Company increased its revolving line of credit facility with a commercial bank to $4,500,000. Borrowing limitations are based on 30% of eligible inventory and up to 80% of eligible accounts receivable. The outstanding balance on the line of credit at December 31, 2001 was $2,901,882 compared to $2,871,024 at June 30, 2001. The line of credit is secured by inventory and accounts receivable. The line bears interest at the bank's "Prime Rate," which was 4.75% per annum at December 31, 2001. This line is subject to annual renewal and matures on December 1, 2002. Accrued interest is payable monthly.

Inventory levels, net of reserves, totaled $4,545,205 at December 31, 2001, compared to $4,746,323 at June 30, 2001. The Company expects inventory levels to decline over the course of the current fiscal year as inventories are managed more closely, and as sales of the new STS devices accelerate as a result of new marketing plans and initiatives. Sustained sales of aesthetic devices will also contribute to a reduction in overall inventories.

Long-term debt excluding current installments totaled $1,754,697 at December 31, 2001, compared to $1,834,903 at June 30, 2001. Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee. The principal balance on the mortgage loans is approximately $1.9 million with monthly principal and interest payments of $26,900.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial
Accounting Standards (SFAS) No. 141 Business Combinations, and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS 141 prohibits the use of the pooling-of-interests method of accounting and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and is applicable to all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. Effective for the Company beginning July 1, 2002, SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in acceptance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and review for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

As of the date of adoption, we expect to have unamortized goodwill and other intangibles in the amount of $849,000, which will be subject to the transition provision of SFAS Nos. 141 and 142. Amortization expense related to goodwill and other intangibles was $43,607 for the six-month period ended December 31, 2001. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principles.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.

The Company is required and plans to adopt the provisions of SFAS No. 143 for the quarter ending September 30, 2002. To accomplish this, the Company must identify legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. Because of the effort necessary to comply with the adoption of SFAS No. 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of this report.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. SFAS No. 144 retains the basic provisions of APB Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity rather than a segment of a business.

The Company is required and plans to adopt the provisions of SFAS No. 144 for the quarter ending September 30, 2002. Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company's financial statements.

Business Plan

Over the past seven years, Dynatronics' annual net sales have more than tripled from $4.9 million in fiscal year 1994 to $16.8 million in fiscal year 2001. The Company believes that this growth is the result of many factors including acquisitions, strategic alliances, the introduction of new products and increasing market share. During the quarter ended December 31, 2001, the Company continued to implement a strategy of expanding product lines, strengthening channels of distribution, and developing new products for the rehabilitation and aesthetic markets.

As part of this strategy, in August 2000, the Company announced the signing of an agreement with Alan Neuromedical Technologies (ANT) granting Dynatronics the exclusive license for ANT's patented
technology for treating chronic pain.   Two devices incorporating the
new technology - the Dynatron STS clinical unit and the Dynatron STS Rx prescription unit for home use - were introduced in February 2001 to distributors from around the world at meetings held in Salt Lake City, Utah. Currently, many medical professionals are using STS therapy to treat chronic pain associated with a variety of conditions in patients who had previously experienced only marginal results with traditional therapy regimens. According to the American Pain Foundation, millions of people around the world suffer from chronic pain. The associated costs in the United States alone are estimated to exceed $100 billion annually. There is great demand for an effective treatment in the battle against chronic pain.

In a research study published in the January, 2002 edition of the American Journal of Pain Management, test results showed 85% of chronic pain patients receiving STS treatments realized some reduction of pain
- with 50% of the patients becoming totally pain-free. The Company believes that the fact these results were achieved with patients who had suffered on average for eight years with their chronic pain condition further attests to the effectiveness of this therapy. Additional research studies are planned to further validate the efficacy of this innovative technology. Having the study published in a peer-reviewed medical journal has been an important factor in improving acceptance among medical practitioners and insurance carriers.

Although the studies so far show that not every chronic pain sufferer will benefit from this therapy, the results do support the Company's belief that many who suffer from chronic pain conditions with a sympathetic bias may benefit from STS treatments.

As with any new medical therapy or technology, we expect that insurance reimbursement may influence the rate of growth of the STS technology. Presently, limited reimbursement is available for STS treatments or
home units.  Most are reviewed on a case-by-case basis.   However, as
medical practitioners experience positive outcomes and further research supports the efficacy of this therapy, it is anticipated that reimbursements will be more broadly established. It will take time, perhaps years, to obtain broad acceptance and reimbursement for this new therapy. Notably, this technology potentially holds the key to not only relieving suffering for many chronic pain patients, but significantly reducing the long-term costs of supporting chronic pain patients through reducing intake of expensive narcotic medications or avoiding costly invasive procedures. We believe that as these potential cost savings are realized, insurance companies should begin to view STS treatments as an economical alternative to the traditional treatments for chronic pain sufferers.

Interest in STS technology is experiencing particular growth in the workers compensation market. Several workers' compensation groups have instituted a program to expand the availability of STS treatments to
chronic pain sufferers throughout their systems.     Management
believes the development of the workers compensation market represents an important step in expanding STS treatment programs because a significant number of chronic pain patients are covered under workers' compensation plans.

Dynatronics began selling the Dynatron STS clinical device during the quarter ended March 31, 2001, and the Dynatron STS Rx home unit during the fourth quarter of fiscal year 2001. The home unit is available to patients by prescription from their medical practitioner with financing terms available through third party finance companies.

Another important part of our strategic plan is the expansion of worldwide marketing efforts, particularly into the European Community. In March 2001, Dynatronics' Salt Lake operations, where all electrotherapy, ultrasound, STS devices and Synergie products are manufactured, was designated an ISO 9001 certified facility. With this designation in place, the Company can market products manufactured in this facility in any country that recognizes the CE Mark. We are now working to establish effective distribution of these products in the European Community with additional human and capital resources committed to this expansion effort.

A third strategic component of our growth plan is further expansion into the aesthetics market. The Synergie Peel microdermabrasion device was developed as a companion to the Synergie AMS (aesthetic massage system). Microdermabrasion technology is very popular in the aesthetics industry because of its distinct advantages over chemical and laser peels. The Synergie Peel device has unique competitive advantages in the market due to its patent-pending design, which eliminates clogging. Furthermore, the combination of the Synergie AMS and Synergie Peel make it not only unique, but the most affordable combination device of its kind on the market.

To take full advantage of the opportunities of the aesthetics market, Dynatronics has continued efforts to establish effective distribution for its aesthetic products. The Company's Chairman, Kelvyn H. Cullimore, is personally managing the effort to establish this distribution. We recently shifted our distribution strategy to establishing dealers who are uniquely focused on the aesthetics market and also to cultivating national accounts. Previously, we had attempted to establish a direct sales force for Synergie products. We changed our strategy because we believe that the dealer strategy requires less overhead expense, is more easily managed and will result in better local control of sales. Controlling and expanding the channels of distribution for these products is expected to ultimately increase sales and allow us to more fully access the potential of the aesthetics products market. We perceive this market to be both lucrative and expanding, particularly as aging baby boomers continue to look for ways to retain a youthful appearance.

Over the past year, we have allocated resources to enhance the Company's presence in the e-business arena. Dynatronics has undertaken to improve the appearance and application of its corporate website and is researching ways to apply electronic media and Internet solutions to better serve customer needs, access new business opportunities, reduce cost of operations, and stay technologically current in the way business is conducted. We believe the allocation of resources to developing e-business capabilities is critical to improving future performance and have made the establishment of these capabilities a focal strategy for the next fiscal year. In February 2001, we launched a new website that we believe better reflects the quality of Dynatronics' products and services. The site may be viewed at www.dynatronics.com. This reference to the Company's website is not intended to incorporate the contents of the website into or as a part of this report.

Based on these strategic initiatives, we are focusing the Company's resources in the following areas:

 - Introducing the new Dynatron STS and Dynatron STS Rx therapy products to the billion-dollar chronic pain market. This includes efforts to maximize sales in the face of limited reimbursement by focusing on specific target markets that will embrace STS treatments such as workers compensation programs and thus better educate the medical and insurance communities on the efficacy of STS treatments. Additional research and other related efforts will also be evaluated to obtain broader support of the medical and insurance communities.

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

The forward-looking statements contained in this Report are made as of the date of this Report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations include:

 - The terrorist attacks in New York and Washington, D.C. on September 11, 2001, and the subsequent anthrax attacks on the East Coast of the United Sates appear to be having an adverse effect on business, financial and general economic conditions in the United States. At this time we cannot predict the nature, extent, or duration of these effects on overall economic conditions generally, or on our business and operations specifically.

 - Market acceptance of our technologies, particularly our core therapy devices, Synergie AMS/MDA product line and the new
   Dynatron STS and Dynatron STS Rx products;

 - Insurance company reimbursement for STS treatments or the home prescription Dynatron STS Rx device not materializing as expected;

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


                      PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

    At the Company's Annual Meeting of Shareholders held on November 20, 2001, the shareholders of the Company voted on the following proposals:

     Proposal 1 - To elect the following seven directors, each to serve until the next annual meeting of shareholders and until his successor is elected and shall have qualified: Kelvyn H. Cullimore, Kelvyn H. Cullimore, Jr., Larry K. Beardall, E. Keith Hansen MD, Joseph
H. Barton, Howard L. Edwards and Val J. Christensen.

        Proposal 2 - To approve the extension of the termination date of the Company's Stock Option Plan to September 18, 2011.

     Proposal 3 - To approve the Board of Directors' selection of KPMG LLP as the Company's independent auditors.

     Each of the proposals was approved by the requisite majority of the shares cast at the annual meeting. Voting results were as follows:

                                   For         Against         Abstain
Proposal 1:                        ---         -------         -------
----------
  Mr. Cullimore                 7,834,782       2,100           85,500
  Mr. Cullimore, Jr.            7,835,882       1,000           85,500
  Mr. Beardall                  7,836,882           0           85,500
  Dr. Hansen                    7,836,882           0           85,500
  Mr. Christensen               7,835,682       1,200           85,500
  Mr. Barton                    7,836,782         100           85,500
  Mr. Edwards                   7,836,782         100           85,500


                                   For         Against         Abstain
Proposal 2:                        ---         -------         -------
----------
                                2,682,551      608,796          26,215


                                   For         Against         Abstain
Proposal 3:                        ---         -------         -------
----------
                                7,788,092       36,600          12,090

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     DYNATRONICS CORPORATION
                                     -----------------------
                                     Registrant


Date        2/13/02                   /s/ Kelvyn H. Cullimore, Jr.
     ---------------------           ----------------------------
                                     Kelvyn H. Cullimore, Jr.
                                     President, Chief Executive Officer
                                     and Principal Accounting Officer