Form 10QSB
period 2002-03-31
DYNATRONICS CORP
filed 2002-05-15
CIK 720875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT FOR THE
         TRANSITION PERIOD FROM _________ TO _________

Commission File Number: 0-12697

                             Dynatronics Corporation
  -----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Utah                                                87-0398434
           ----                                                -----------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the issuer's common stock, no par value, as of May 10, 2002 is 8,869,335.

Transitional Small Business Disclosure Format (Check One): Yes __ No  X
                                                                    -----

                             DYNATRONICS CORPORATION
                                TABLE OF CONTENTS



                                                                     Page Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Balance Sheets
March 31, 2002 and June 30, 2001..............................................1

Unaudited Condensed Statements of Income
Three and Nine Months Ended March 31, 2002 and 2001...........................2

Unaudited Condensed Statements of Cash Flows
Nine Months Ended March 31, 2002 and 2001.....................................3

Notes to Unaudited Condensed Financial Statements.............................4

Item 2. Management's Discussion and Analysis or Plan of Operation.............7

                             DYNATRONICS CORPORATION
                            Condensed Balance Sheets
                                   (Unaudited)

                                                                                 March 31,            June 30,
                                     ASSETS                                        2002                2001
                                                                               --------------      --------------

Current assets:
   Cash and cash equivalents                                                   $       320,110             258,884
   Trade accounts receivable, less allowance for doubtful accounts
          of $169,657 at March 31, 2002 and $140,735 at June 30, 2001                3,809,506           3,426,404
   Other receivables                                                                   145,522             191,845
   Inventories                                                                       4,341,539           4,746,323
   Prepaid expenses                                                                    326,188             212,429
   Prepaid income taxes                                                                      0              26,003
   Deferred tax asset-current                                                          268,735             268,735
                                                                               ---------------     ---------------
          Total current assets                                                       9,211,600           9,130,623

Net property and equipment                                                           3,151,360           3,277,458
Excess of cost over book value, net of accumulated amortization
       of $627,948 at March 31, 2002 and $568,640 at June 30, 2001                     811,226             876,637
Other assets                                                                           286,497             275,629
                                                                               ---------------     ---------------
                                                                               $    13,460,683          13,560,347
                                                                               ===============     ===============



            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt                                      $       206,414             239,151
   Line of credit                                                                    2,451,671           2,871,024
   Accounts payable                                                                    625,676             407,727
   Accrued expenses                                                                    371,949             424,257
   Accrued payroll and benefit expenses                                                244,489             216,518
   Income tax payable                                                                   15,949                   0
                                                                               ---------------     ---------------
          Total current liabilities                                                  3,916,148           4,158,677

Long-term debt, excluding current installments                                       1,702,755           1,834,903
Deferred compensation                                                                  276,826             260,599
Deferred tax liability - noncurrent                                                     78,846              78,846
                                                                               ---------------     ---------------
          Total  liabilities                                                         5,974,575           6,333,025

Stockholders' equity:
   Common stock, no par value.  Authorized 50,000,000
       shares; issued 8,928,774 shares at March 31, 2002
       and 8,840,422 at June 30, 2001                                                2,638,026           2,565,926
   Treasury stock, 59,439 shares at March 31, 2002
       and 35,584 shares at June 30, 2001                                             (159,696)           (120,096)
   Retained earnings                                                                 5,007,778           4,781,492
                                                                               ---------------     ---------------
          Total stockholders' equity                                                 7,486,108           7,227,322
                                                                               ---------------     ---------------
                                                                               $    13,460,683          13,560,347
                                                                               ===============     ===============

See accompanying notes to condensed financial statements.

                             DYNATRONICS CORPORATION
                         Condensed Statements Of Income
                                   (Unaudited)

                                                              Three Months Ended                Nine Months Ended
                                                                   March 31                          March 31
                                                            2002             2001             2002             2001
                                                       --------------   --------------   --------------   ---------------
Net sales                                              $    4,159,244        4,417,682       12,282,961        12,531,726
Cost of sales                                               2,539,529        2,513,796        7,335,329         7,245,046
                                                       --------------   --------------   --------------   ---------------
     Gross profit                                           1,619,715        1,903,886        4,947,632         5,286,680

Selling, general, and administrative expenses               1,250,614        1,407,076        3,869,262         4,031,561
Research and development expenses                             171,891          276,778          497,981           613,715
                                                       --------------   --------------   --------------   ---------------
     Operating income                                         197,210          220,032          580,389           641,404
                                                       --------------   --------------   --------------   ---------------


Other income (expense):
   Interest income                                                800            2,775            3,696             5,875
   Interest expense                                           (66,492)         (75,484)        (221,750)         (235,830)
   Other income, net                                            1,241            5,445            5,738            12,829
                                                       --------------   --------------   --------------   ---------------
     Total other income (expense)                             (64,451)         (67,264)        (212,316)         (217,126)

     Income before income taxes                               132,759          152,768          368,073           424,278

Income tax expense                                             49,837           61,755          141,787           167,590
                                                       --------------   --------------   --------------   ---------------

     Net income                                        $       82,922           91,013          226,286           256,688
                                                       ==============   ==============   ==============   ===============

     Basic and diluted net income
       per common share                                $         0.01             0.01             0.03              0.03
                                                       --------------   --------------   --------------   ---------------

Weighted average basic and diluted common shares outstanding  (note 2)

     Basic                                                  8,865,835        8,787,871        8,850,350         8,782,538

     Diluted                                                8,898,061        9,475,180        8,902,927         9,176,499




See accompanying notes to condensed financial statements.

                             DYNATRONICS CORPORATION

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                Nine Months Ended
                                                                                     March 31
                                                                               2002           2001
                                                                           ------------   ------------
Cash flows from operating activities:
  Net income (loss)                                                        $    226,286        256,688
  Adjustments to reconcile net income to net cash used in
        operating activities:
   Depreciation and amortization of property and equipment                      243,613        224,322
   Other amortization                                                            65,411         73,434
   Provision for doubtful accounts                                               36,000         27,000
   Provision for inventory obsolescence                                         153,000        153,000
   Provision for warranty reserve                                               184,600        162,953
   Deferred compensation                                                         16,227         19,260
   Compensation expense on stock options                                              0          7,000
   Decrease (increase) in operating assets and liabilities:
      Receivables                                                              (372,779)      (263,661)
      Inventories                                                               251,784       (476,197)
      Prepaid expenses and other assets                                        (124,627)      (188,497)
      Prepaid income tax                                                          9,450              0
      Trade accounts payable and accrued expenses                                 9,012        142,941
      Income taxes payable                                                       36,237         82,586
                                                                           ------------   ------------
           Net cash provided by operating activities                            734,214        220,829
                                                                           ------------   ------------
Cash flows from investing activities-capital expenditures                      (117,515)      (163,664)

Cash flows from financing activities:
  Principal payments on long-term debt                                         (164,885)      (180,293)
  Net change in line of credit                                                 (419,353)       189,247
  Proceeds from sale of common stock                                             28,765          9,779
                                                                          -------------   ------------
           Net cash used in financing activities                               (555,473)        18,733
                                                                          -------------   ------------
Net increase in cash and cash equivalents                                        61,226         75,898

Cash and cash equivalents at beginning of period                                258,884        233,756
                                                                          -------------   ------------
Cash and cash equivalents at end of period                                 $    320,110        309,654
                                                                          =============   ============

Supplemental cash flow information
  Cash paid for interest                                                        227,276        240,658
  Cash paid for income taxes                                                     96,100         89,067
Supplemental disclosure of non-cash investing and financing activities
  Common stock and options issued for license agreement                               0         73,240
  Common stock and options issued in exchange for mature stock                   39,600              0

See accompanying notes to condensed financial statements.

                             DYNATRONICS CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)


NOTE 1.  PRESENTATION

The financial statements as of March 31, 2002 and June 30, 2001 and for the three and nine months ended March 31, 2002 and 2001 were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. Certain prior period amounts have been reclassified to conform with the current year presentation. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements for the two years ended June 30, 2001. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10-KSB filing.


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

In calculating net income per common share, the net income was the same for both the basic and diluted calculation. A reconciliation between the basic and diluted weighted-average number of common shares for the three and nine months ended March 31, 2002 and 2001 is summarized as follows:

                                                       (Unaudited)                       (Unaudited)
                                                   Three Months Ended                Nine Months Ended
                                                        March 31,                        March 31,
                                                  2002            2001              2002            2001
                                                  ----            ----              ----            ----

Basic weighted average number
  of common shares outstanding
  during the period                            8,865,835       8,787,871        8,850,350       8,782,538

Weighted average number of dilutive
  common stock options outstanding
  during the period                               32,225         687,309           52,577         393,961
                                             ------------   -------------   --------------   -------------

Diluted weighted average number
  of common and common equivalent
  shares outstanding during the period         8,898,061       9,475,180        8,902,927       9,176,499
                                             ============   =============   ==============   =============


Outstanding options not included in the computation of diluted net income per share for the three month periods ended March 31, 2002 and 2001 total 504,238 and 63,000 and for the nine month periods ended March 31, 2002 and 2001 total 211,471 and 207,829 respectively, because to do so would have been anti-dilutive.


NOTE 3.  COMPREHENSIVE INCOME

For the periods ended March 31, 2002 and 2001, comprehensive income was equal to the net income as presented in the accompanying condensed statements of income.


NOTE 4.  INVENTORIES

Inventories consisted of the following:

                                                          March 31                    June 30
                                                             2002                      2001
                                                        ----------------           --------------

         Raw Material                                    $    2,492,075                2,914,710
         Finished Goods                                       2,238,124                2,071,822
         Inventory Reserve                                     (388,660)                (240,209)
                                                        ----------------           --------------
                                                         $    4,341,539                4,746,323
                                                        ================           ==============

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment were as follows:

                                                           March 31                 June 30
                                                             2001                     2001
                                                         --------------         -------------

         Land                                            $     354,743               354,743
         Buildings                                           2,820,894             2,802,894
         Machinery and equipment                             1,375,125             1,335,828
         Office equipment                                      348,569               288,351
         Vehicles                                               61,771                61,771
                                                         --------------         -------------
                                                             4,961,102             4,843,587
         Less accumulated depreciation
            and amortization                                 1,809,742             1,566,129
                                                         --------------         -------------

                                                         $   3,151,360             3,277,458
                                                         ==============         =============

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Financial Statements (unaudited) and Notes thereto appearing elsewhere in this Form 10-QSB.

Results of Operations

Sales during the quarter ended March 31, 2002 were $4,159,244, compared to $4,417,682 during the same period last year. Sales for the nine-month period ended March 31, 2002 were $12,282,961 compared to $12,531,726 during the nine months ended March 31, 2001. The economy of the United States has been recovering from an economic downturn since March of 2001. The slowing economy was adversely affected by the terrorist attacks on financial and government centers of the United States in September 2001. The Company believes that its business has also been adversely affected by these factors. Management believes the Company has fared better than expected through these economic challenges in its primary geographic market during the past two quarters, primarily as a result of the stability of core product sales including sales of the new STS chronic pain device. By comparison, the introduction of the STS device in the third fiscal quarter of 2001 boosted revenues by nearly $700,000 in that period as distributors placed large initial stocking orders for these units. This spike in sales is primarily responsible for the difference in sales in the third fiscal quarter of last year compared to the third quarter of fiscal year 2002.

Total gross profit during the quarter ended March 31, 2002 was $1,619,715 or 38.9% of sales compared to $1,903,886 or 43.1% of sales in the quarter ended March 31, 2001. Gross profit during the nine-month period ended March 31, 2002 was $4,947,632 or 40.3% of sales compared to $5,286,680 or 42.2% of sales in the nine months ended March 31, 2001. Gross profit during the three and nine months ended March 31, 2001 was higher primarily due to sales associated with the introduction of the STS chronic pain device. The large volume of high margin sales significantly increased gross margins in the prior year, compared to the nine- and three-month periods in fiscal year 2002.

Selling, general and administrative (SG&A) expenses for the three-month period ended March 31, 2002, decreased to $1,250,614 or 30.1% of sales compared to $1,407,076 or 31.9% of sales in the same period of the prior year. SG&A expenses for the nine-month period ended March 31, 2002 were $3,869,262 or 31.5% of sales compared to $4,031,561 or 32.2% of sales for the nine months ended March 31, 2001. The decline in SG&A reflects management's efforts to reduce operating expenses. One such change has been the migration away from direct sales representatives to the use of dealers for marketing the Company's line of Synergie products. During the quarter ended March 31, 2002, the Company took additional steps to increase its profitability through an expense reduction program that it expects will generate future annual savings of as much as $500,000.

Research and development (R&D) expenses during the three- and nine-month periods ended March 31, 2002 totaled $171,891 and $497,981, respectively compared to $276,778 and $613,715, respectively for the same periods in 2001. Development work for the STS chronic pain device resulted in higher research and development expenses in the three- and nine-month periods ended March 31, 2001. The Company remains committed to its objective of investing significantly in R&D to develop technological enhancements as well as new technologies that address unmet patient and clinical needs.


Pre-tax profit for the quarter ended March 31, 2002 was $132,759 compared to $152,768 during the same period of the prior year. Pre-tax profit for the nine months ended March 31, 2002 was $368,073 compared to $424,278 in the similar period in 2001.

Income tax expense for the three and nine months ended March 31, 2002 was $49,837 and $141,787, respectively compared to $61,755 and $167,590, respectively in the three and nine months ended March 31, 2001.

Net income for the quarter ended March 31, 2002 was $82,922 (approximately $.01 per share), compared to $91,013 (approximately $.01 per share) in the same quarter in 2001. Net income for the nine months ended March 31, 2002 was $226,286 (approximately $.03 per share) compared to $256,688 (approximately $.03 per share) in the nine months ended March 31, 2001. Despite the economic difficulties facing the nation during the past six months, the Company has been able to maintain profitability due to the stability in demand for its core products and the success of the Dynatron STS and Dynatron STS Rx products. In addition, the Company has worked to reduce operating expenses, which is expected to improve profitability going forward.

Liquidity and Capital Resources

We expect that revenues from operations, together with amounts available under an existing bank line of credit will be adequate to meet working capital needs related to our business and planned capital expenditures for the next 12 months.

The current ratio at March 31, 2002 increased to 2.4 to 1 compared to 2.2 to 1 at June 30, 2001. Current assets represent 68% of total assets at March 31, 2002.

Net accounts receivable at March 31, 2002 were $3,809,506 compared to $3,426,404 at June 30, 2001. Accounts receivable are from the dealer network and are generally considered to be within term.

All accounts payable are within term. The Company continues to take advantage of available payment discounts when possible.

The Company has a revolving line of credit facility with a commercial bank in the amount of $4,500,000. Borrowing limitations are based on 30% of eligible inventory and up to 80% of eligible accounts receivable. The outstanding balance on the line of credit at March 31, 2002 was $2,451,671 compared to $2,871,024 at June 30, 2001. The line of credit is secured by inventory and accounts receivable and bears interest at the bank's "Prime Rate," which was 4.75% per annum at March 31, 2002. This line is subject to annual renewal and matures on December 1, 2002. Accrued interest is payable monthly.

Inventory levels, net of reserves, totaled $4,341,539 at March 31, 2002, compared to $4,746,323 at June 30, 2001. The Company expects inventory levels to continue to decline over the course of the year as inventories are managed more closely, and as sales of the new STS devices accelerate as a result of new marketing plans and initiatives. Sustained sales of aesthetic devices will also contribute to a reduction in overall inventories.

Long-term debt excluding current installments totaled $1,702,755 at March 31, 2002, compared to $1,834,903 at June 30, 2001. Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee. The principal balance on the mortgage loans is approximately $1.8 million with monthly principal and interest payments of $26,900.

Critical Accounting Policies
The Company has disclosed in Note 1 to the consolidated financial statements included in its Annual Report on Form 10-KSB for the year ended June 30, 2001 those accounting policies that it considers to be significant in determining the results of operations and its financial position. In all material respects, the accounting principles utilized by the Company are in conformity with generally accepted accounting principles in the United States of America.
The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.
With respect to inventory reserves, revenue recognition and allowance for doubtful accounts, the Company applies the following critical accounting policies in the preparation of its financial statements:

Inventory Reserves
The nature of Dynatronics' business requires it to maintain sufficient inventory on hand at all times to meet the requirements of its customers. Dynatronics records finished goods inventory at the lower of standard cost, which approximates actual costs (first-in, first-out) or market. Raw materials are stated at the lower of cost (first-in, first-out), or market. General inventory reserves are maintained for the possible impairment of the inventory. Impairment may be a result of slow moving or excess inventory, product obsolescence or changes in the valuation of the inventory. In determining the adequacy of its reserves, Dynatronics analyzes the following, among other things:

           o Current inventory quantities on hand;
           o Product acceptance in the marketplace;
           o Customer demand;
           o Historical sales;
           o Forecast sales;
           o Product obsolescence; and
           o Technological innovations.

Any modifications to Dynatronics' estimates of its reserves are reflected in the cost of goods sold within the statement of operations during the period in which such modifications are determined necessary by management.

Revenue Recognition
The Company's products are sold primarily through a network of independent distributors. Sales revenues are generally recorded at the time the products are shipped to the distributor or customer. The distributors, who sell the products to other customers, take title to the products, have no special rights of return, and assume the risk for credit and obsolescence.

Allowance for Doubtful Accounts
Dynatronics must make estimates of the collectibility of accounts receivables. In doing so, management analyzes accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

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

As of the date of adoption, we expect to have unamortized goodwill and other intangibles in the amount of approximately $849,000, which will be subject to the transition provision of SFAS Nos. 141 and 142. Amortization expense related to goodwill and other intangibles was $70,905 for the nine-month period ended March 31, 2002. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principles.

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

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. SFAS No. 144 retains the basic provisions of APB Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity rather than a segment of a business.

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

Business Plan

Over the past seven years, Dynatronics' annual net sales have more than tripled from $4.9 million in fiscal year 1994 to $16.8 million in fiscal year 2001. The Company believes that this growth is the result of many factors including acquisitions, strategic alliances, the introduction of new products and increasing market share. During the quarter ended March 31, 2002, the Company continued to implement a strategy of expanding product lines, strengthening channels of distribution, and developing new products for the rehabilitation and aesthetic markets.

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

In a research study published in the January, 2002 edition of the American Journal of Pain Management, test results showed 85% of chronic pain patients receiving STS treatments realized some reduction of pain -- with 50% of the patients becoming totally pain-free. The Company believes that the fact these results were achieved with patients who had suffered on average for eight years with their chronic pain condition further attests to the effectiveness of this therapy. Additional research studies are planned to further validate the efficacy of this innovative technology. Having the study published in a peer-reviewed medical journal has been an important factor in improving acceptance among medical practitioners and insurance carriers.

As with any new medical therapy or technology, we expect that insurance reimbursement may influence the rate of growth of the STS technology. Presently, limited reimbursement is available for STS treatments or home units. Most are reviewed on a case-by-case basis. However, as medical practitioners experience positive outcomes and further research supports the efficacy of this therapy, it is anticipated that reimbursements will be more broadly established. It will take time, perhaps years, to obtain broad acceptance and reimbursement for this new therapy. Notably, this technology potentially holds the key to not only relieving suffering for many chronic pain patients, but significantly reducing the long-term costs of supporting chronic pain patients through reducing intake of expensive narcotic medications or avoiding costly invasive procedures. We believe that as these potential cost savings are realized, insurance companies should begin to view STS treatments as an economical alternative to the traditional treatments for chronic pain sufferers. STS treatments are not a panacea and do not help every chronic pain sufferer. However, it seems to be particularly effective with pain conditions that present with a sympathetic bias.

Interest in STS technology is experiencing particular growth in the workers compensation market. Workers' compensation carriers in several states have adopted or are considering offering an STS trial program to their clients. Management believes the development of the workers compensation market represents an important step in expanding STS treatment programs because a significant number of chronic pain patients are covered under workers' compensation plans.

During the reporting quarter, the Company made application to Medicare seeking coverage for STS treatments. While this process can often take years to obtain final approval, Medicare patients represent a major segment of chronic pain sufferers.

Dynatronics began selling the Dynatron STS clinical device during the quarter ended March 31, 2001, and the Dynatron STS Rx home unit during the fourth quarter of fiscal year 2001. The home unit is available to patients by prescription from their medical practitioner with financing terms available through third party finance companies.

Another important part of our strategic plan is the expansion of worldwide marketing efforts, particularly into the European Community. In March 2001, Dynatronics' Salt Lake operations, where all electrotherapy, ultrasound, STS devices and Synergie products are manufactured, was designated an ISO 9001 certified facility. With this designation in place, the Company can market products manufactured in this facility in any country that recognizes the CE Mark. We are now working to establish effective distribution of these products in the European Community.

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

Based on these strategic initiatives, we are focusing the Company's resources in the following areas:

      o Introducing the new Dynatron STS and Dynatron STS Rx therapy products to the billion-dollar chronic pain market. This includes efforts to maximize sales in the face of limited reimbursement by focusing on specific target markets that will embrace STS treatments such as workers compensation programs and thus better educate the medical and insurance communities on the efficacy of STS treatments. Additional research and other related efforts will also be evaluated to obtain broader support of the medical and insurance communities.

      o Improving sales and distribution of rehabilitation products domestically through strengthened relationships with dealers, particularly the high-volume specialty dealers.

      o Expanding distribution of both rehabilitation and aesthetic products internationally.

      o Introducing other new rehabilitation products and aesthetic products that fit the Dynatronics distribution system.

      o  Applying e-commerce solutions to improving overall performance.

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

The forward-looking statements contained in this Report are made as of the date of this Report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations include:

      o The terrorist attacks in New York and Washington, D.C. on September 11, 2001, and the subsequent anthrax attacks on the East Coast of the United States appear to be having an adverse effect on business, financial and general economic conditions in the United States. At this time we cannot predict the nature, extent, or duration of these effects on overall economic conditions generally, or on our business and operations specifically.

      o Market acceptance of our technologies, particularly our core therapy devices, Synergie AMS/MDA product line and the new Dynatron STS and Dynatron STS Rx products;

      o Insurance company reimbursement for STS treatments or the home prescription Dynatron STS Rx device not materializing as expected;

      o The ability to hire and retain the services of trained personnel at cost-effective rates;

      o Rigorous government scrutiny or the possibility of additional government regulation of the industry in which we market our products;

      o       Reliance on key management personnel;

      o Foreign government regulation of our products and manufacturing practices that may bar or significantly increase the expense of expanding to foreign markets;

      o Economic and political risks related to expansion into international markets;

      o Failure to sustain or manage growth including the failure to continue to develop new products or to meet demand for existing products;

      o       Reliance on information technology;

      o       The timing and extent of research and development expenses;

      o The ability to keep pace with technological advances, which can occur rapidly;

      o       The loss of product market share to competitors;

      o       Potential adverse effect of taxation;

      o The ability to obtain required financing to meet changes or other risks described above;

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             DYNATRONICS CORPORATION
                                          Registrant


Date    5/14/02                             /s/ Kelvyn H. Cullimore, Jr.
     -----------                          --------------------------------------
                                          Kelvyn H. Cullimore, Jr.
                                          President, Chief Executive Officer and
                                          Principal Accounting Officer