Form 10KSB
period 2002-06-30
DYNATRONICS CORP
filed 2002-09-27
CIK 720875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)
[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2002.

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________.

Commission file number 0-12697

                             DYNATRONICS CORPORATION
                 (Name of small business issuer in its charter)

          Utah                                         87-0398434
-----------------------                     ------------------------------------

(State of Incorporation)                    (I.R.S. Employer Identification No.)

                             7030 Park Centre Drive
                         Salt Lake City, Utah 84121-6618
                                 (801) 568-7000
    (Address of principal executive offices, zip code, and telephone number)

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or Section 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended June 30, 2002 were $16,337,318. The aggregate market value of the voting common stock held by non-affiliates of the issuer was approximately $5,594,700 as of September 18, 2002, based on the average bid and asked price on that date.

As of September 18, 2002, there were 8,928,774 shares of the issuer's common stock outstanding.

                       Documents Incorporated by Reference

The issuer hereby incorporates information required by Part III (Items 11 and 12) of this report by reference to the issuer's definitive proxy statement to be filed pursuant to Regulation14A and provided to shareholders subsequent to the filing of this report.

Transitional Small Business Disclosure Format (Check one):  Yes        No    X
                                                                ----       -----

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Description of Business...............................................1
Item 2.  Description of Property...............................................8
Item 3.  Legal Proceedings.....................................................9
Item 4.  Submission of Matters to a Vote of Security Holders...................9

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters..............9
Item 6.  Management's Discussion and Analysis or Plan of Operations...........10
Item 7.  Financial Statements.................................................19
Item 8.  Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure........................................20

                                    PART III

Item 9.   Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act................................................20
Item 10. Executive Compensation...............................................22
Item 11. Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters.................................22
Item 12. Certain Relationships and Related Transactions.......................22
Item 13. Exhibits and Reports on Form 8-K.....................................22
Item 14. Controls and Procedures..............................................23
Signatures 24...................................................................
Certifications  ..............................................................25

Unless the context otherwise requires, all references in this report to "we," "us," "our," "Dynatronics" or the "Company" include Dynatronics Corporation, a Utah corporation.

                                     PART I


Item 1. Description of the Business

         Dynatronics was organized April 29, 1983. The principal business of the Company is the design, manufacture and sale of the following types of medical and aesthetic products:

o medical devices for therapeutic and chronic pain applications o medical supplies and soft goods o treatment tables and rehabilitation products for use by practitioners, and o aesthetic products and devices.

We distribute our products in three ways: 1) through a network of independent dealers nationwide and internationally, 2) by contract with certain national accounts, and 3) through a full-line catalog.

         On May 1, 1996, the Company acquired the assets of Superior Orthopaedics Supplies, Inc. ("Superior"), a manufacturer and distributor of medical soft goods, supplies, wood therapy tables and rehabilitation products for the physical medicine market. The Company retained the former location of Superior in Ooltewah, Tennessee, a suburb of Chattanooga, Tennessee. The addition of Superior's products to our existing line of capital equipment significantly broadened our product offerings and strengthened channels of distribution, allowing for greater market penetration both domestically and internationally.

         In July 1998, the Company expanded into the aesthetic products market with the introduction of the new Synergie(TM) AMS device. This product incorporates therapeutic massage technology to achieve, among other things, a temporary reduction in the appearance of cellulite--a claim for which Dynatronics received clearance by the U.S. Food and Drug Administration ("FDA") during fiscal year 1999. This claim is strongly supported by a Company-sponsored research study in which 91% of participants reported favorable reductions in the appearance of cellulite. In addition, this product is indicated for the temporary reduction in circumferential body measurements of cellulite treated areas. This benefit was also validated in the research study as participants reported cumulative reductions of six inches in treated areas.

         In February 2000, the Company expanded its offering of aesthetic products with the introduction of the Synergie Peel(TM) microdermabrasion device. The Synergie Peel device reduces fine lines, wrinkles, and other superficial skin damage by gently peeling away the top layers of skin, exposing smoother, softer skin. Microdermabrasion is quickly becoming the new standard of care in the aesthetics industry because of its distinct advantages over traditional chemical and laser peels. In conjunction with the Synergie Peel device, during fiscal year 2000 Dynatronics introduced Calisse(TM) - a unique line of skin care products designed to enhance the effects of the Synergie Peel treatments.

         In August 2000, Dynatronics signed an agreement with Alan Neuromedical Technologies (ANT) naming Dynatronics the exclusive licensee of ANT's patented technology for treating chronic pain. Developed by doctors in Texas, this unique technology has been incorporated into two new devices - the Dynatron STS (Sympathetic TherapyTM System), which is designed for clinical use, and the Dynatron STS Rx, a prescription unit for home use. According to the American Pain Society, over 70 million Americans suffer from moderate to severe chronic pain. This large pain population presents significant sales potential for the Dynatron STS and STS Rx devices.

Description of Products Manufactured and/or Distributed by Dynatronics

         Our product line can be divided into four general categories:

(1) Therapy Devices including Electrotherapy, STS Therapy and Therapeutic Ultrasound;

(2)      Medical Supplies and Soft Goods;

(3)      Treatment Tables and Rehabilitation Equipment; and

(4)      Aesthetic Products.

         Our products are used primarily by physical therapists, anesthesiologists, neurologists, orthopedists, chiropractors, sports medicine practitioners, podiatrists, plastic surgeons, dermatologists, and other aesthetic services providers.

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

         Dynatronics markets seven devices that include electrotherapy, ultrasound or a combination of both modalities in a single device. The Dynatron 125 ultrasound device and the Dynatron 525 electrotherapy device target the low-priced segment of the market. The other five products comprise the "50 Series Plus" product line and provide additional features and capabilities to its popular predecessor line, the "50 Series", while at the same time further reducing the cost of manufacturing the products. (See "Schedule of Therapy Products" below.) Dynatronics intends to continue development of its electrotherapy and ultrasound technology and remain a leader in the design, manufacture and sale of therapy devices.

         STS Therapy - STS Therapy is a patented new method of administering therapeutic electrical current via peripheral nerves that are accessed through the lower legs and feet as well as the arms and hands creating a unique form of stimulation of the autonomic or sympathetic nervous system. It is a highly effective, non-invasive and non-addictive treatment for many chronic pain conditions. Doctors theorize that STS Therapy has a modulating effect on the autonomic nervous system, thus resulting in symptomatic relief of chronic intractable pain.

         Iontophoresis - In fiscal year 1997, we added Life-Tech's line of iontophoresis products to the Dynatronics family of therapy devices offered to practitioners. These products include the Iontophor II(R) and Microphor(R) devices which are used in physical medicine applications primarily for treating inflammation. The devices use electrical current to deliver drugs such as lidocaine and dexamethasone through the skin for localized treatment of inflammation through the use of a disposable electrode. The products sold by the

Company include the electrical current generating device (Microphor(R) and Iontophor II(R)) and the disposable electrodes into which the practitioner places the drug of choice.

         The following chart lists the therapy device products manufactured and marketed by the Company, which materially contributed to total sales in fiscal year 2002.

                          Schedule of Therapy Products
                 Manufactured and/or Distributed by Dynatronics

     Product Name                       Description

     Dynatron(R) 125                      Ultrasound
     Dynatron(R) 525                      Electrotherapy
     Iontophor II(R) &                    Iontophoresis
     Microphor(R)+
     Dynatron(R)150 Plus**               Ultrasound
     Dynatron(R)550 Plus**               Multi-modality Electrotherapy
     Dynatron(R)650 Plus**               Multi-modality Electrotherapy
     Dynatron(R)850 Plus**               Combination Electrotherapy/Ultrasound
     Dynatron(R)950 Plus**               Combination Electrotherapy/Ultrasound
     Dynatron(R)STS                      STS Chronic Pain Therapy
     Dynatron(R)STS Rx                   SSTS Chronic Pain Therapy
---------------------

Dynatron(R) is a registered trademark (#1280629) owned by Dynatronics Iontophor II(R) and Microphor(R) are registered trademarks owned by Life Tech, Inc. ** "50 Series Plus" Product Line + Both manufactured by Life-Tech

Medical Supplies and Soft Goods

         Dynatronics markets its products through independent dealers and through a product catalog containing an extensive line of more than 1,000 products. This broad-line catalog has created a virtual "one-stop shop" for rehabilitation professionals.

         We manufacture the following medical supplies and soft goods: hot packs, therapy wraps, wrist splints, ankle weights, lumbar supports, cervical collars, slings, cervical pillows, back cushions, weight racks, parallel bars, and wood and metal treatment tables. We also distribute products such as: cold packs, skin cleanser, lotions and gels, paper products, athletic tape, canes and crutches, reflex hammers, stethoscopes, splints, elastic wraps, exercise weights, Thera-Band(R) (a registered mark of Hygenic Corp.) tubing, walkers, treadmills, stair climbers, heating units for hot packs, whirlpools, gloves, electrodes, TENS devices, and traction equipment.

         We continually seek to update our line of manufactured and distributed medical supplies and soft goods.

Treatment Tables and Rehabilitation Equipment

         In January 1997, Dynatronics acquired a metal treatment table manufacturing operation in Columbia, South Carolina. In July 1999, we consolidated this operation into our Chattanooga facilities, a move intended to improve efficiencies. We now manufacture and distribute motorized and manually operated physical therapy treatment tables, rehabilitation parallel bars, and other specialty rehabilitation products.

         With the acquisition of Superior and the treatment table manufacturing operation, Dynatronics became a broad-line supplier to the physical medicine market which includes physical therapy, chiropractic, podiatry, sports medicine, industrial and occupational medicine, family practice, long-term care facilities, and the sub-groups of each of these specialties.

Aesthetic Products

         In July 1998, Dynatronics began shipments of our new Synergie Aesthetic Massage System (AMS). The Synergie AMS device applies therapeutic vacuum massage to skin and subcutaneous tissues to achieve a temporary reduction in the appearance of cellulite as well as the circumferential body measurements of the cellulite treated areas.

         In December 1999, we released the results of a Company-sponsored study reporting that 91% of participants experienced a reduction in the appearance of cellulite. In addition, participants on average reported a cumulative reduction of six-inches in girth around the hips, thighs, and waist.

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

Patents and Trademarks

         Dynatronics holds a patent on the "Target" feature of its electrotherapy products that will remain in effect until July 18, 2006, and a patent on the multi-frequency ultrasound technology that will remain in effect until June 2013. We also hold two design patents on the microdermabrasion device that will remain in effect until November 2015. Additional patent applications pertaining to the Synergie AMS device and Synergie Peel device have been filed with the U.S. Patent Office and are currently pending.

         Dynatronics owns the exclusive, worldwide rights (under a license agreement) to a patent on the STS technology for the treatment of chronic pain. A second patent on the STS technology has been filed with the U.S. Patent Office and is currently pending.

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

Warranty Service

         The Company warrants all products it manufactures for time periods ranging in length from 90 days to five years after the sale. We also sell accessory items supplied by other manufacturers. These accessory products carry warranties similar to those offered by the Company. Warranty service is provided from the Company's Salt Lake City and Chattanooga facilities, according to the service required. These warranty policies are comparable to warranties generally available in the industry. Warranty claims as a percentage of gross sales were not material in fiscal years 2002 and 2001.

Customers and Markets

         Dynatronics products are sold to a network of over 300 independent dealers throughout the United States and internationally. These dealers are the Company's primary customers. The dealers purchase and take title to the products, which they then sell to licensed practitioners such as physical therapists, physiatrists, podiatrists, sports medicine specialists, medical doctors, chiropractors, hospitals, plastic surgeons, dermatologists and aestheticians.

         The Company has entered into preferred vendor relationships with certain national chains of physical therapy clinics and hospitals. No single dealer or national account or group of related accounts was responsible for 10% or more of total sales in fiscal years 2002 or 2001.

         Dynatronics exports products to approximately 30 different countries. International sales (i.e., sales outside North America) totaled approximately $611,000 in fiscal year 2002 and approximately $658,400 in fiscal year 2001. The Company is working to establish effective distribution for its products in the international markets. During fiscal year 2001, the Dynatronics Salt Lake City operation was designated an ISO 9001 approved facility, a designation required for marketing products in the European community. The Company has no foreign manufacturing operations, however, Dynatronics contracts with foreign manufacturers for certain products.

Competition

         Despite significant competition, Dynatronics has distinguished key products by using the latest technology, such as its patented Target feature, patented multi-frequency ultrasound technology, and patented STS technology. We believe that these features, along with integration of advanced technology in the design of each product, have made Dynatronics a leader in technologically advanced electrotherapy, ultrasound, chronic pain and therapeutic massage devices. In addition, by manufacturing many of the medical supplies, soft goods and tables it sells, the Company can focus on quality manufacturing at competitive prices. We believe this gives Dynatronics an edge over many competitors who are solely distributors of such products.

         Electrotherapy/Ultrasound Competition. The competition in the clinical market for electrotherapy and ultrasound devices comes from both domestic and foreign companies. No fewer than a dozen companies produce devices similar to those offered by Dynatronics. Some of these competitors are larger and better established, and have greater resources than the Company. Few companies, domestic or foreign, provide multiple-modality devices. Furthermore, no competitor offers the ultrasound feature of three frequencies on multiple-sized soundheads for which Dynatronics holds a patent. The Company's primary competitors in the sale of electrotherapy and ultrasound products include:
Chattanooga Group (a division of Encore Medical), Rich-Mar, Mettler Electronics, Excel Tech, Ltd., and Amrex.

         STS Therapy. The STS technology for treating chronic pain is protected by a U.S. patent. The Company is not aware of any competitor that offers a non-invasive, chronic pain treatment similar to the Dynatronics STS technology. Other treatments for chronic pain include prescription narcotic drugs and invasive procedures such as spinal cord stimulators, nerve block injections and implanted drug pumps.

         Medical Supplies & Soft Goods. The Company competes against various manufacturers and distributors of medical supplies and soft goods, some of which are larger, more established and have greater resources than Dynatronics. Excellent customer service along with providing value to customers is of key importance in this segment of the market. While there are many specialized manufacturers in this area, such as Chattanooga Group (a division of Encore

Medical), and Fabrication Enterprises, most competitors are primarily distributors such as EMPI, North Coast Medical, Sammons Preston, and Meyer Distributing.

         Iontophoresis. Competition in the iontophoresis market is primarily from IOMED, Inc. and EMPI. Both of these competitors have a much larger market share than Life-Tech, the manufacturer of the iontophoresis products marketed and sold by Dynatronics. We believe that our strong distribution network is important to our continued ability to compete against these larger companies. In addition, the Life-Tech products are priced significantly lower than the products of these other two companies.

         Treatment Tables. The primary competition in the treatment table market is from domestic manufacturers including Hill Laboratories Company, Hausmann Industries, Sammons Preston, Bailey Manufacturing, S&W Enterprises, Tri-W-G, Chattanooga Group (a division of Encore Medical), and Clinton Industries. We believe we compete based on our industry experience and product quality. In addition, certain components of the treatment tables are manufactured overseas which allows for significant pricing advantages over competitors.

         Aesthetic Products. The Company's two primary competitors in the therapeutic massage industry are LPG Systems and Angel Healing Corporation. The Synergie AMS device utilizes unique processes and technology, which are the subject of a patent applied for by the Company. Dynatronics is developing a network of distributors, which is expected to provide another competitive advantage in the marketplace for these products.

         There are a number of competitors in the microdermabrasion market including: DermaGenesis, DermaMed, E-Med, Integremed, Medical Alliance, Palomar, Slimtone USA and Soundskin Corp. The Synergie Peel device incorporates a proprietary anti-clogging design for the crystals, which sets it apart from competitors' units. In addition, the system has an innovative disposable system for the abrasive material, which prevents unwanted contact with the spent crystals following treatment. Patents covering the proprietary features of the Synergie Peel technology have been submitted to the U.S. Patent Office.

         Information necessary to determine or reasonably estimate the market share of Dynatronics or any competitor in any of these markets is not readily available.

Manufacturing and Quality Assurance

         Dynatronics manufactures therapy devices, soft goods and other medical products at its facilities in Salt Lake City, Utah and Chattanooga, Tennessee. The Company sub-contracts the production of certain components, but all work is performed to Dynatronics' specifications. Trained staff performs all sub-assembly, final assembly and quality assurance procedures. All component parts used in Dynatronics' device designs and all raw materials for medical supplies and soft goods manufacturing are presently readily available from suppliers.

         Dynatronics conforms to Good Manufacturing Practices as outlined by the FDA. This includes a comprehensive program for processing customer feedback and analyzing product performance trends. By insuring prompt processing of timely information, we are better able to respond to customer needs and insure proper operation of the products.

         The Company adheres to a Quality First Program, a concept for total quality management designed to involve each employee in the quality assurance process. Under this program, employees are not only expected to inspect for quality, but they are empowered to stop any process and make any changes necessary to insure that quality is not compromised. An incentive program is established to insure the continual flow of ideas and to reward those who show extraordinary commitment to the Quality First concept. Quality First has not only become the Company motto, but it is the standard by which all decisions are made. The Quality First Program reinforces employee pride, increases customer satisfaction, and improves overall operations of Dynatronics.

         During fiscal year 2001, the Company qualified for ISO 9001 Certification--an internationally recognized standard for quality systems and manufacturing processes adopted by over 90 countries. In addition, the Company has qualified for the CE Mark Certification on its electrotherapy and Synergie products. Dynatronics is now able to market these products throughout the European Union and in other countries where CE mark certification and ISO 9001 certification are recognized.

Research and Development

         Dynatronics historically has been very committed to research and development. In 2002 and 2001, we spent $668,426 and $805,363, respectively, for research and development, which represented approximately 4.1% and 4.8% of the revenues of the Company in those years, respectively. Substantially all of the research and development expenditures during 2002 were for the development of new products or the upgrading of existing products. In fiscal year 2003 we expect to introduce several new products, including a low-power laser device. In addition, we are undertaking clinical research studies to provide further support of the efficacy of the STS technology. As a result we have budgeted R&D expenses for 2003 at nearly twice the fiscal year 2002 level, or approximately $1.1 million.

Regulatory Matters

         The manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and other countries. In the United States, the FDA regulates the products under the Food, Drug, and Cosmetic Act ("FDC Act") and regulations promulgated thereunder. Advertising and other forms of promotion and methods of marketing of the products are subject to regulation by the Federal Trade Commission ("FTC") under the Federal Trade Commission Act ("FTC Act").

         All of our therapeutic and aesthetic treatment devices as currently designed have been cleared for marketing under section 510(k) of the FDC Act or are considered 510(k) exempt. If a device is subject to section 510(k), the FDA must receive premarket notification from the manufacturer of its intent to market the device. The FDA must find that the device is substantially equivalent to a legally marketed predicate device before the agency will clear the new device for marketing. In addition, certain modifications to the Company's marketed devices may require a premarket notification and clearance under section 510(k) before the changed device may be marketed, if the change or modification could significantly affect safety or effectiveness. All of the Company's devices, unless specifically exempted by regulation, are subject to the FDC Act's general controls, which include, among other things, registration and listing, adherence to the Quality System Regulation requirements for manufacturing, Medical Device Reporting and the potential for voluntary and mandatory recalls.

         Failure to comply with applicable FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Any such action by the FDA could materially adversely affect the Company's ability to successfully market its products.

         Advertising of our products is subject to regulation by the FTC under the FTC Act. Section 5 of the FTC Act prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. Section 12 of the FTC Act provides that the dissemination or the causing to be disseminated of any false advertisement pertaining to, among other things, drugs, cosmetics, devices or foods, is an unfair or deceptive act or practice. Pursuant to this FTC requirement, the Company is required to have adequate substantiation for all advertising claims made about its products. The type of substantiation required depends upon the product claims made.

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

         We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can it determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could include, however, requirements for the reformulation of certain products to meet new standards, the recall or discontinuance of certain products, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and additional scientific substantiation. Any or all such requirements could have a material adverse effect on the Company.

Environment

         The Company's operations are not subject to material compliance with Federal, state and local provisions enacted or relating to protection of the environment or discharge of materials into the environment.

Employees

         On June 30, 2002, we had a total of 111 full-time employees and 10 part-time employees, compared to 121 full-time and 15 part-time employees at June 30, 2001.

Item 2.   Description of Property

         The Company's headquarters and principal place of business are located at 7030 Park Centre Drive, Salt Lake City, Utah 84121. The headquarters consist of a single facility housing administrative offices and manufacturing space totaling approximately 36,000 square feet. The Company owns the land and building, subject to a mortgage requiring a monthly payment of approximately $16,253. The mortgage matures in 2013. The Company also owns a 43,200 sq. ft. manufacturing facility in Ooltewah, Tennessee, and accompanying undeveloped acreage for future expansion subject to a mortgage requiring monthly payments of $5,641 and maturing in 2017. During fiscal year 2002, an expansion and renovation of this facility was completed. In addition, the mortgage loan was refinanced at a lower interest rate.

         We believe the facilities described above are adequate to accommodate presently expected growth and needs of the Company for its operations. As Dynatronics continues to grow, additional facilities or the expansion of existing facilities will likely be required.

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

Item 3.   Legal Proceedings.
          -----------------

         There are no material pending legal proceedings to which Dynatronics is a party or of which any of its property is the subject.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report. The Company's annual meeting of shareholders will be held in November 2002.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.
          --------------------------------------------------------

         Market Information. The common stock of the Company is listed on the Nasdaq SmallCap Market (symbol: DYNT). The following table shows the range of high and low sale prices for the common stock as quoted on the Nasdaq system for the quarterly periods indicated.

                                                                     Year Ended June 30,
                                                             2002                      2001
                                                             ----                      ----
                                                        High          Low             High          Low

1st Quarter (July-September)                            $2.37        $  .81          $1.88         $ .75
2nd Quarter (October-December)                          $1.36        $  .99          $1.94         $ .94
3rd Quarter (January-March)                             $1.30        $ 1.02          $3.00         $1.47
4th Quarter (April-June)                                $1.16        $  .92          $2.95         $1.76

         Holders. As of September 19, 2002, the approximate number of common stock shareholders of record was 509. This number does not include beneficial owners of shares held in "nominee" or "street" name. Including beneficial owners, we estimate that the total number of shareholders exceeds 2,000.

         Dividends. The Company has never paid cash dividends on its common stock. Our anticipated capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the development of its business.

         Sale of Unregistered Securities. The Company has not sold any securities during the past three years in a private or public offer and sale.

         Stock Options. In fiscal year 2002, Dynatronics granted options to employees and directors pursuant to stock option plans. The total number of shares of common stock issuable under such options is 90,861 shares with an average exercise price of $1.12 per share. In fiscal year 2001, we granted options pursuant to stock option plans for employment or other agreements. The total number of shares of common stock issuable under such options is 446,321 shares with an average exercise price of $1.31 per share. In addition, the Company granted options to purchase 80,000 shares of common stock at an average price of $2.52 as part of the license agreement for the STS technology. These options were issued without registration under the Securities Act in reliance upon exemptions relating to grants of securities made pursuant to certain written plans.

         Nasdaq Listing Maintenance Requirements. On July 29, 2002, we were sent notice from The Nasdaq Stock Market that for 30 trading days the price of our common stock had closed below the minimum $1.00 per share bid price required for continued listing on the Nasdaq SmallCap Market by Marketplace Rule 4450(a)(5).

Under Marketplace Rule 4450(c)(2), we will be provided approximately one year, or until July 27, 2003, to regain compliance with the $1.00 minimum bid price requirement. We can regain compliance with the minimum bid price requirement if, at any time before July 27, 2003, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days. Should we fail to regain compliance, Nasdaq stated that it would provide us with written notification that our common stock will be delisted from the Nasdaq SmallCap Stock Market. Removal of our common stock from listing on the Nasdaq Stock Market would likely have an adverse impact on the trading price and liquidity of our common stock.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Selected Financial Data

         The table below summarizes selected financial data contained in the Company's audited financial statements for the past six fiscal years. The financial statements for the fiscal years ended June 30, 2002 and 2001 are filed with and form a part of this report.

                             Selected Financial Data
                            Fiscal Year Ended June 30

                             2002            2001           2000            1999             1998             1997
                      -----------------------------------------------------------------------------------------------------


Net Sales                $  16,337,318   $  16,757,821  $  15,173,050    $  15,956,798  $  12,283,064   $  10,160,467
Net Income               $     316,101   $     334,179  $      35,910    $     718,080  $     664,788   $     612,539
Net Income
 per share (diluted)     $         .04   $         .04  $         .00    $         .08  $         .07   $         .07
Working Capital          $   5,484,167   $   4,971,946  $   4,550,747    $   4,251,703  $   3,502,777   $   3,027,119
Total Assets             $  12,508,202$    13,560,347   $  12,595,581    $  13,854,197  $  11,641,948   $   9,642,479
Long-term Obligations    $   2,331,698     $  2,174,348 $   2,330,501    $   2,984,041  $   3,376,017   $   2,534,553

Fiscal Year 2002 Compared to Fiscal Year 2001

Results of Operations

         Despite the slowing economy over the past year, Dynatronics' sales for the fiscal year ended June 30, 2002, remained firm at near record levels. Sales for the year were $16,337,318, compared to $16,757,821 in fiscal year 2001. As a result of the challenges facing our nation during fiscal year 2002, including the tragedies of September 11, 2001, we implemented a "Back to Basics" program to review and refine key elements of our strategic business plan. Improvements were made in several areas, including (1) the automation of certain manufacturing processes to increase efficiencies; (2) shifting manufacturing of some products overseas to improve margins; (3) the introduction of a "Quik Ship" program to better meet customer needs; and (4) the transfer of manufacturing operations for certain high-volume products in-house to increase profit margins.

         Gross profit for the year ended June 30, 2002, was $6,496,540, compared to $7,045,346 in fiscal year 2001. Gross profit as a percentage of sales was 39.8% in fiscal year 2002 compared to 42.0% in fiscal year 2001. The decrease in gross profit percentage is due primarily to two factors: 1) higher manufacturing labor and overhead costs, and 2) costs associated with obtaining insurance reimbursement approvals for the STS clinical treatments and home units. Interest in the Dynatron STS products continues to be positive. These innovative devices incorporate patented, non-invasive technology, which has been used successfully in treating chronic pain patients across the country. We believe gross profit as a percentage of sales will improve in the upcoming year as a result of the "Back to Basics" strategic initiatives and the introduction of several new, high margin products in fiscal year 2003.

         Selling, general and administrative (SG&A) expenses were $5,053,765, or 30.9% of sales in fiscal year 2002, compared to $5,419,935, or 32.3% of sales in fiscal year 2001. The $366,170 decrease in SG&A expenses was primarily the result of expense reduction initiatives implemented in the latter half of fiscal year 2002. One such initiative has been the migration away from direct sales representatives to the use of dealers for marketing our line of Synergie products. Overall, the cost reduction initiatives are expected to eliminate over $500,000 in expenses on an annual basis.

         During fiscal year 2002, Dynatronics maintained a strong commitment to research and development (R&D), expending $668,426 for the year, compared to $805,363 in fiscal year 2001. R&D expenses for fiscal year 2001 were higher due to the development of the STS devices for treating chronic pain. R&D expenses in 2002 were primarily related to the development of new products planned for introduction in 2003 as well as sustaining engineering of existing products. We anticipate that R&D expenses in 2003 will be significantly higher than prior years due to development plans for a low-power laser device, a redesign of the current line of therapy devices, as well as plans for additional clinical research studies related to the STS and laser technologies. We expect that R&D expenses in fiscal year 2003 will be approximately $1.1 million.

         In the year ended June 30, 2002, the provision for income taxes was $195,688 compared to $195,690 in fiscal year 2001. The effective tax rate in fiscal year 2002 was 38% compared to 37% in fiscal year 2001.

         Net income for fiscal year 2002 was $316,101 (approximately $.04 per share), compared to $334,179 (approximately $.04 per share) in fiscal year 2001. Despite the economic difficulties facing the nation during the year, we have been able to maintain profitability due to the stability in demand for our core products and the success of the Dynatron STS and Dynatron STS Rx products. In addition, we have worked to reduce operating expenses, which should improve profitability going forward.

         The Company's business operations are not materially affected by seasonality factors.

Liquidity and Capital Resources

         Dynatronics historically has financed its operations primarily through cash flows from operations and from its line of credit facility.

         During fiscal year 2002, we set a goal to reduce inventory levels while maintaining a high level of service to our customers. As a result, our inventories at June 30, 2002 were decreased by over $900,000 to $3,836,751, compared to $4,746,323 at June 30, 2001. In addition, we were able to reduce our trade accounts receivable during fiscal year 2002 by nearly $270,000 to $3,156,436, compared to $3,426,404 at June 30, 2001. These improvements along with the profitability experienced during the year were the primary factors which allowed us to decrease the outstanding balance on our line of credit by $1.4 million during fiscal year 2002.

         Trade accounts receivable represent amounts due from the Company's dealer network and from medical practitioners and clinics. We estimate that the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers. Accounts receivable are generally collected within 30 days of the terms extended. Management anticipates accounts receivable will increase in future years in connection with increased sales.

         Working capital at June 30, 2002, totaled $5,484,167 compared to $4,971,946 at June 30, 2001. The increase in working capital is a result of reducing the outstanding balance on our line of credit by $1.4 million with no increase in accounts payable. The current ratio at June 30, 2002 increased to
3.1 to 1 compared to 2.2 to 1 at June 30, 2001.

         For additional information with respect to sources and uses of cash, refer to the statements of cash flows included in the Company's financial statements included in this report.

         The Company's revenues and net income from continuing operations have not been unusually affected by inflation or price increases for raw materials and parts from vendors.

         The Company believes that its current cash balances, amounts available under its line of credit and cash provided by operations will be sufficient to cover its operating needs in the ordinary course of business for the next twelve months. If we experience an adverse operating environment or unusual capital expenditure requirements, additional financing may be required. However, no assurance can be given that additional financing, if required, would be available on favorable terms.

Commitments

         Long-term debt excluding current installments at June 30, 2002 was $1,950,309 compared to $1,834,903 at June 30, 2002. Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee. The principal balance on the mortgage loans is approximately $1.9 million with monthly principal and interest payments of approximately $21,900.

         During fiscal year 2002, we refinanced the mortgage loan on our Tennessee facility, lowering the interest rate from 8.65% to 5.25%.

         As of June 30, 2002, we had the following future contractual cash commitments:

                             Payments Due By Period

                                      Total        1 Year         2-3 Years         4-5 Years          After 5 Years
                                      -----        ------         ---------         ---------          -------------

Long-term debt*                   $2,175,913        225,60          406,440          443,143             1,100,726
Operating lease obligations       $   43,011        24,371           18,640                0                     0

Total                             $2,218,924        249,975          425,080          443,143             1,100,726


* Consists primarily of mortgage loans.

Senior Credit Facility

         The Company maintains an open line of credit with a commercial bank in the amount of $4.5 million. As of June 30, 2002, approximately $1.4 million was outstanding on the line of credit compared to $2.9 million at June 30, 2001. The $1.4 million reduction in the line of credit was accomplished through earnings and by decreasing inventories by more than $900,000 and decreasing receivables by $270,000.

         Interest on the line of credit is based on the bank's prime rate, which at June 30, 2002, equaled 4.75%. The line of credit is collateralized by certain accounts receivable and inventories. Borrowing limitations are based on 30% of eligible inventory and up to 80% of eligible accounts receivable which results in a borrowing base of approximately $2.8 million. The line of credit agreement is renewable annually on December 1st and includes covenants requiring the Company to maintain certain financial ratios. As of June 30, 2002, we were in compliance with all loan covenants.

Critical Accounting Policies

         In Note #1 to the consolidated financial statements attached to this Form 10-KSB, we discuss those accounting policies that are considered to be significant in determining the results of operations and the Company's financial position. In all material respects, the accounting principles utilized by the Company conform with generally accepted accounting principles in the United States of America.

         The preparation of consolidated financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

         With respect to inventory reserves, revenue recognition and allowance for doubtful accounts, the Company applies the following critical accounting policies in the preparation of its financial statements:

Inventory Reserves

         The nature of Dynatronics' business requires it to maintain sufficient inventory on hand at all times to meet the requirements of its customers. Dynatronics records finished goods inventory at the lower of standard cost, which approximates actual costs (first-in, first-out) or market. Raw materials are stated at the lower of cost (first-in, first-out), or market. Inventory reserves are maintained for the estimated impairment of the inventory. Impairment may be a result of slow moving or excess inventory, product obsolescence or changes in the valuation of the inventory. In determining the adequacy of its reserves, Dynatronics analyzes the following, among other things:

           o Current inventory quantities on hand; o Product acceptance in the marketplace; o Customer demand; o Historical sales; o Forecast sales;
           o Product obsolescence; and o Technological innovations.

         Any modifications to Dynatronics' estimates of its reserves are reflected in the cost of goods sold within the statement of operations during the period in which such modifications are determined necessary by management. At June 30, 2002 and 2001, our inventory reserve balance was $265,692 and $240,209, respectively and our inventory balance was $3,836,751 and $4,746,323 net of reserves, respectively.

Revenue Recognition

         Dynatronics' products are sold primarily through a network of independent distributors. Sales revenues are generally recorded when products are shipped under an agreement with a distributor or customer, risk of loss and title have passed and collection of any resulting receivable is reasonably assured. The distributors, who sell the products to other customers, take title to the products, have no special rights of return, and assume the risk for credit and obsolescence.

Allowance for Doubtful Accounts

         Dynatronics must make estimates of the collectibility of accounts receivables. In doing so, we analyze accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $3,156,436 and $3,426,404, net of allowance for doubtful accounts of $165,763 and $140,735, at June 30, 2002 and 2001, respectively.

Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prohibits the use of the pooling-of-interests method of accounting and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and is applicable to all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Effective for the Company beginning July 1, 2002, SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

         As of the date of adoption, the Company will have unamortized goodwill and other intangibles in the amount of $849,234, which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill and other intangibles was $94,539 for the year ended June 30, 2002. Because of the effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or normal use of the asset.

         The Company is required and plans to adopt the provisions of SFAS No. 143 for the quarter ending September 30, 2002. To accomplish this, the Company must identify legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The Company believes that the adoption of SFAS No. 143 will not have material impact on the Company's operating results or financial condition.

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

Outlook

         Over the past five years, Dynatronics annual net sales have grown 60 percent from $10.2 million in fiscal year 1997 to $16.3 million in fiscal year 2002. During fiscal year 2002, Dynatronics continued to implement a strategy of expanding product lines, strengthening channels of distribution, and developing new products for the rehabilitation and aesthetic markets.

         To further strengthen our position in the core physical medicine market, Dynatronics plans to introduce several new products in the coming year, including a low power laser device. In the early 1980's Dynatronics attempted to gain FDA approval for a low power laser device, but was unsuccessful. At that time the laser device was the only product the company offered - a fact reflected in the original name of the company, Dynatronics Laser Corporation. When the Company was unable to obtain approval for the low power laser device, the Company began pursuing the development of other physical medicine modalities and subsequently changed its name to Dynatronics Corporation. A recent change in the regulatory landscape now allows the introduction of low power laser devices for the treatment of pain. Dynatronics enjoys a residual reputation as a pioneer in this field and intends to capitalize on that by introducing a technologically advanced, yet affordable, low power laser product in late fiscal year 2003.

         In addition to the low power laser device, over the course of the next year Dynatronics will introduce a new line of electrotherapy and ultrasound products incorporating advanced technology features and design. This new line of products is expected to further enhance Dynatronics share of the electrotherapy and ultrasound market

         The Company increased its efforts during the last half of fiscal year 2001 to enhance manufacturing capabilities with the goal of improving margins and competitive pricing capability. To that end, some products previously contracted to other manufacturers are being converted to in-house manufacturing. Other products are being contracted for overseas manufacturing.

         In the course of the coming fiscal year there will be a major emphasis on our "Back to Basics" plan. Resources are being allocated to strengthen our core market emphasis and products. In fiscal year 2003 we will incur more research and development expense than at any time since the early days of seeking FDA approval for our first low power laser product. All of these efforts are designed to increase market share and improve profitability in the coming years.

          In August 2000, we acquired an exclusive license for the patented STS technology for treating chronic pain. Two devices incorporating the new technology - the Dynatron STS clinical unit and the Dynatron STS Rx prescription unit for home use - were introduced in fiscal year 2001. The treatment delivered by these devices is referred to as Sympathetic Therapy or STS Therapy. Medical professionals have used this therapy to treat chronic pain associated with a variety of conditions in patients who had previously experienced only marginal results with traditional therapy regimens. According to the American Pain Foundation, millions of people around the world suffer from chronic pain. The associated costs in the United States alone are estimated to exceed $100 billion annually. There is great demand for an effective treatment in the battle against chronic pain.

         In a research study published in the January, 2002 edition of the American Journal of Pain Management, test results showed 85% of STS-treated patients suffering pain associated with peripheral neuropathies realized some reduction of pain, with 50% of the patients becoming totally pain-free. We believe that the fact these results were achieved with patients who had suffered on average for eight years with their chronic pain condition further attests to the effectiveness of this therapy. Additional research studies are underway to further validate the efficacy of this innovative technology.

         As with many new medical therapies or technologies, insurance reimbursement may influence the rate of growth of the STS technology. Presently, limited reimbursement is available for STS treatments or home units. Most are reviewed on a case-by-case basis. However, as medical practitioners experience positive outcomes and further research supports the efficacy of this therapy, it is anticipated that reimbursements will be more broadly established. It will take time, perhaps years, to obtain broad acceptance and reimbursement for this new therapy. Notably, this technology potentially holds the key to not only relieving suffering for many chronic pain patients, but significantly reducing the long-term costs of supporting chronic pain patients through reducing intake of expensive narcotic medications or avoiding costly invasive procedures. We believe that as these potential cost savings are realized, insurance companies should begin to view STS treatments as an economical alternative to the traditional treatments for chronic pain sufferers. STS treatments are not a panacea and do not help every chronic pain sufferer. However, they seem to be particularly effective with pain conditions that present with a sympathetic bias.

         Dynatronics has perceived increasing interest in STS technology in the workers compensation market. Workers' compensation carriers in several states have adopted or are considering offering an STS trial program to their clients. We believe the development of the workers compensation market represents an important step in expanding STS treatment programs because a significant number of chronic pain patients are covered under workers' compensation plans.

         During fiscal year 2002, the Company applied to Medicare seeking coverage for STS treatments. While this approval process can often take years to complete, Medicare patients represent a major segment of chronic pain sufferers. There is no assurance that Medicare approval will be received.

         The development of the STS technology as an effective weapon in the treatment of chronic pain remains a strategic objective of the Company. We continue to receive reports of chronic pain sufferers who have attained significant, if not total, relief from their pain even after years of suffering. While the potential for a non-invasive, non-addictive, safe alternative for the treatment of chronic pain would seem to be vast, the realities of accessing that market will demand vigilance over the coming years to fully exploit that potential.

         Another important part of our strategic plan is the expansion of worldwide marketing efforts, particularly into the European Community. In March 2001, Dynatronics' Salt Lake operation, where all electrotherapy, ultrasound, STS devices and Synergie products are manufactured, was designated an ISO 9001 certified facility. With this designation, the Company can market products manufactured in this facility in any country that recognizes the CE Mark. We are now working to establish effective distribution of these products in the European Community.

         To take full advantage of the opportunities of the aesthetics market, Dynatronics will continue to refine its efforts to establish effective distribution for its aesthetic products. The Company's Chairman, Kelvyn H. Cullimore, is personally managing the effort to establish this distribution. We recently shifted our distribution strategy to establishing dealers who are uniquely focused on the aesthetics market and also to cultivating national accounts and direct sales. Previously, we had attempted to establish a direct sales force for Synergie products. We changed our strategy because we believe that the dealer strategy requires less overhead expense, is more easily managed and will result in better local control of sales. Controlling and expanding the channels of distribution for these products is expected to ultimately increase sales and allow us to more fully access the potential of the aesthetics products market. We perceive this market to be both lucrative and expanding, particularly as aging baby boomers continue to look for ways to retain a youthful appearance.

         Over the past two years, we have allocated resources to enhance the Company's presence in the e-business arena. Dynatronics has undertaken to improve the appearance and application of its corporate website and is researching ways to apply electronic media and Internet solutions to better serve customer needs, access new business opportunities, reduce cost of operations, and stay technologically current in the way business is conducted. We believe the allocation of resources to developing e-business capabilities is critical to improving future performance and have made the establishment of these capabilities a focal strategy for the next fiscal year. The site may be viewed at www.dynatronics.com. This reference to the Company's website is not intended to incorporate the contents of the website into or as a part of this report.

         Based on these strategic initiatives, we are focusing the Company's resources in the following areas:

        o Reinforce our position in the physical medicine market through the introduction of new products and improving margins and competitive pricing through more strategic manufacturing processes and alliances.

        o Maximize sales of the Dynatron STS technology in the face of limited reimbursement by focusing on specific target markets that will embrace STS treatments such as workers compensation programs and thus better educate the medical and insurance communities on the efficacy of STS treatments. This includes conducting additional research and other related activities to obtain broader support from the medical and insurance communities.

        o Improve sales and distribution of rehabilitation products domestically through strengthened relationships with dealers, particularly the high-volume specialty dealers.

        o Expand distribution of both rehabilitation and aesthetic products internationally.

        o     Apply e-commerce solutions to improving overall performance.

Forward-Looking Statements

         When used in this report, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements within the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Risks and circumstances that may cause actual results to vary from the Company's expectations include, among others, the following:

         Technological Obsolescence. The business of designing and manufacturing medical and aesthetic products is characterized by rapid technological change. Although Dynatronics has obtained patents on certain aspects of its technology, there can be no assurance that our competitors will not develop or manufacture products technologically superior to those of the Company.

         Extensive Government Regulation. The manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and other countries which adds to the expense of doing business and, if violated, could adversely affect the Company's financial condition and results of operations.

         Health Care Reform. Governments are continually reviewing and considering expansive legislation that may lead to significant reforms in health care delivery systems. The pressure for reform stems largely from the rising cost of health care in recent years. We cannot predict whether or when new or proposed legislation will be enacted and there can be no assurance that such legislation, when enacted, will not impose additional restrictions on part or all of the Company's business or its intended business, which might adversely affect such business.

         Product Liability. Manufacturers and distributors of products used in the medical device, aesthetics and related industries are from time to time subject to lawsuits alleging product liability, negligence or related theories of recovery, which have become an increasingly frequent risk of doing business in these industries. Although from time to time lawsuits may arise or claims asserted based on product liability matters, all such actions have been insured against. Although we maintain product liability insurance coverage which we deem to be adequate based on historical experience, there can be no assurance that such coverage will be available for such risks in the future or that, if available, it would prove sufficient to cover potential claims or that the present amount of insurance can be maintained in force at an acceptable cost. Furthermore, the assertion of such claims, regardless of their merit or eventual outcome, also may have a material adverse effect on the Company, its business reputation and its operations.

         Risks Associated with Manufacturing. The Company's results of operations are dependent upon the continued operation of its manufacturing facilities in Utah and Tennessee. The operation of a manufacturing facility involves many risks, including power failures, the breakdown, failure or substandard performance of equipment, failure to perform by key suppliers, the improper installation or operation of equipment, natural or other disasters and the need to comply with the requirements or directives of government agencies, including the FDA. There can be no assurance that the occurrence of these or any other operational problems at our facilities would not have a material adverse effect on the Company's business, financial condition and results of operations.

         Reliance on Information Technology. The Company's success is dependent in large part on the accuracy, reliability and proper use of sophisticated and dependable information processing systems and management information technology. Our information technology systems are designed and selected in order to facilitate order entry and customer billing, maintain records, accurately track purchases, accounts receivable and accounts payable, manage accounting, finance and manufacturing operations, generate reports and provide customer service and technical support. Any interruption in these systems could have a material adverse effect on the Company's business, financial condition and results of operations.

         Competition. Our industry is highly competitive. Numerous manufacturers, distributors and retailers compete actively for consumers and customers. The Company competes directly with other entities that manufacture, market and distribute products in each of its product lines. Many of these competitors are substantially larger than the Company and have greater financial resources and broader name recognition. The market is highly sensitive to the introduction of new products that may rapidly capture a significant share of the market. There can be no assurance that the Company will be able to compete in this intensely competitive environment.

         Dependence on Patents and Proprietary Rights. The Company has two patents issued and three patents pending relating to its products. In addition, we have obtained by license the worldwide rights to the STS patent. The Company's trademarks have also been registered in the United States and in other countries. There can be no assurance that patents owned by or licensed to us will not be challenged or circumvented or will provide us with any competitive advantages or that a patent will issue from any pending patent application. We also rely upon copyright protection for its proprietary software and other property. There can be no assurance that any copyright obtained will not be circumvented or challenged. In addition, we rely on trade secrets that we seek to protect, in part, through confidentiality agreements with employees and other parties. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the our trade secrets will not otherwise become known to or independently developed by competitors. The Company may become involved from time to time in litigation to determine the enforceability, scope and validity of proprietary rights. Any such litigation could result in substantial cost to the Company and divert the efforts of its management and technical personnel.

         Limited Availability of Conclusive Clinical Studies of STS Technology. The STS products represent a new approach to chronic pain therapy with few clinical studies available to prove their effectiveness. The Company has sponsored clinical studies by physicians, but these have been relatively limited in size, scope and duration. As additional research studies are undertaken, there can be no assurance of future favorable clinical results. The absence of independent scientific review of the STS products may limit the acceptance of and our ability to market these products. Furthermore, sales of these products could be adversely affected if consumers fail to follow the proper protocols or to properly use the products as recommended.

         Foreign Duties and Import Restrictions. Some of the Company's products are exported to the countries in which they ultimately are sold. The countries in which we sell products may impose various legal restrictions on imports, impose duties of varying amounts, or enact regulatory requirements, adverse to the Company's products. There can be no assurance that changes in legal restrictions, increased duties or taxes, or stricter health and safety requirements would not have a material adverse effect in the Company's ability to market its products in a given country.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         During the two most recent fiscal years and the subsequent interim period, there have been no disagreements on financial disclosures or accounting matters and no resignation by or dismissal of the independent public accountants engaged by the Company.

                                    PART III

Item 9. Directors and Executive Officers; Compliance With Section 16(a) of the Exchange Act

         The directors and executive officers of the Company at September 20, 2002 are:

                                Director
                               or Officer   Position
Name                      Age    Since    with Company

Kelvyn H. Cullimore        67     1983     Chairman of the Board
Kelvyn H. Cullimore, Jr.   46     1983     President, CEO and Director
Larry K. Beardall          46     1986     Executive Vice President
                                           of Sales and Marketing and Director
E. Keith Hansen, M.D.*     57     1983     Director
Joseph H. Barton*          74     1996     Director
Howard L. Edwards*         71     1997     Director
Val J. Christensen*        49     1999     Director
Ronald J. Hatch            57     2002     Vice President of Operations and R&D


* Member of Audit and Compensation Committees of the Board of Directors.

         Kelvyn H. Cullimore is the father of Kelvyn H. Cullimore, Jr. No other family relationships exist among officers and directors.

         Directors hold office until the next annual meeting of the shareholders and until their successors have been elected and duly qualified. In the event of the resignation of a Board Member, the remaining members of the Board of Directors may elect an individual to fill the remainder of the resigning member's unexpired term. Executive officers are elected by the Board of Directors at the first meeting after each annual meeting of shareholders and hold office until their successors are elected and duly qualified. The Company has an audit committee and a compensation committee composed of the outside directors. The compensation committee reviews and approves compensation matters for executive officers.

         Kelvyn H. Cullimore has served as Chairman of the Board since April 1983. From 1983 until 1992, Mr. Cullimore served as President of the Company. Mr. Cullimore received a B.S. degree in Marketing from Brigham Young University in 1957, and following graduation, worked for a number of years as a partner in a family-owned home furnishings business in Oklahoma City, Oklahoma. Mr. Cullimore has participated in the organization and management of various enterprises, as president or general partner in several business entities, including real estate, motion picture, and equipment partnerships. From 1979 until 1992, Mr. Cullimore served as Chairman of the Board of American Consolidated Industries (ACI), the former parent company of Dynatronics. From 1986 until 1999, Mr. Cullimore served as President of ITEC Attractions, and from 1986 to 1997, he served as ITEC's Chairman, President and CEO. He currently serves on the board of directors of ITEC.

         Kelvyn H. Cullimore, Jr. was elected President and Chief Executive Officer in December 1992. He has been a Director since incorporation of the Company. He served as Secretary/Treasurer from 1983 until 1992 and Administrative Vice President from 1988 until 1992. Mr. Cullimore graduated from Brigham Young University with a degree in Financial and Estate Planning in 1980. Mr. Cullimore has served on the board of directors of several businesses, including Dynatronics Marketing Company and ACI, and he currently serves on the board of directors of ITEC. In addition, he served as Secretary/Treasurer of ACI and Dynatronics Marketing Company. From 1983 until 1992, Mr. Cullimore served as Executive Vice President and Chief Operating Officer of ACI.

         Larry K. Beardall was elected Executive Vice President in December 1992. He has served as a Director and the Vice President of Sales and Marketing since July 1986. Mr. Beardall joined Dynatronics in February 1986 as Director of Marketing. He graduated from Brigham Young University with a degree in Finance in 1979. Prior to his employment with Dynatronics, Mr. Beardall worked with GTE Corporation in Durham, North Carolina as the Manager of Mergers and Acquisitions and then with Donzis Protective Equipment in Houston, Texas as National Sales Manager. He also served on the board of directors of Nielsen & Nielsen, Inc., the marketing arm for Donzis, a supplier of protective sports equipment.

         E. Keith Hansen, M.D. has been a Director of the Company since 1983. Dr. Hansen obtained a Bachelor of Arts degree from the University of Utah in 1966 and an M.D. from Temple University in 1972. He has been in private practice in Sandy, Utah since 1976. Dr. Hansen was also a Director of ACI until 1992. He is also Vice President and Director of Mountain Resources Corporation and a Director of Accent Publishers, both based in Salt Lake City, Utah.

         Joseph H. Barton joined the Board in January 1996. Mr. Barton received a Civil Engineering degree from the University of California at Berkeley and has held various executive positions including President of J.H. Barton Construction Company, Senior Vice President of Beverly Enterprises, and President of KB Industries, a building and land development company. Most recently, Mr. Barton served as Senior Vice President of GranCare, Inc. from 1989 to 1994.

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

         Ronald J. Hatch - was appointed Vice President of Operations and R&D in July 2002. Prior to joining the Company in June 2002, Mr. Hatch worked with Lineo, Inc. as a Senior Project Manager from 1999 to 2002. From 1972 to 1998, he served in various management responsibilities at Philips Semiconductors - Signetics. He graduated from Brigham Young University with a degree in Electronics Engineering Technology in 1970 and received an MBA degree from the University of Phoenix (in Salt Lake City) in 1991.

            Section 16 (a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of the Company's common stock ("Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Reporting Persons are required by Rule 16a-3(e) of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file with the Commission.

         Based solely on review of the copies of such forms furnished to the Company during and with respect to the year ended June 30, 2002, the Company believes that during the year then ended all Section 16(a) filings applicable to these Reporting Persons were timely filed with the exception of Form 4 filings for Kelvyn H. Cullimore, Kelvyn H. Cullimore, Jr. and Larry K Beardall who filed their reports approximately one week late in September, 2001.

Item 10.  Executive Compensation.

         The Company hereby incorporates by reference into and makes a part of this report the information and disclosure set forth under Item 8 of Schedule 14A, "Compensation of Directors and Executive Officers," contained in the Company's definitive proxy statement for 2002, to be sent to shareholders of the Company subsequent to the filing of this report on Form 10-KSB.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         The Company hereby incorporates by reference into and makes a part of this report the information and disclosure set forth under Item 6 of Schedule 14A, "Voting Securities and Principal Holders Thereof," contained in the Company's definitive proxy statement for 2002, to be sent to shareholders of the Company subsequent to the filing of this report on Form 10-KSB.

Item 12.  Certain Relationships and Related Transactions

         Except as otherwise disclosed in "Management's Discussion and Analysis or Plan of Operation," during the two years ended June 30, 2002, the Company was not a party to any transaction in which any director, executive officer or shareholder holding more than 5% of the Company's issued and outstanding commons tock had a direct or indirect material interest.

Item 13. Exhibits and Reports on Form 8-K

       (a)   Exhibits and documents required by Item 601 of Regulation S-B:

       1.     Financial Statements (included in Part II, Item 8):

              Independent Auditors' Report..................................F-1

              Balance Sheets at June 30, 2002 and 2001......................F-2

              Statements of Income for years ended
              June 30, 2002 and 2001........................................F-3

              Statements of Stockholders'
              Equity for years ended June 30, 2002
              and 2001......................................................F-4

              Statements of Cash Flows for
              years ended June 30, 2002 and 2001 ...........................F-5

              Notes to Financial Statements.................................F-6

              Exhibits:
              --------

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

                  10.2 Employment contract with Kelvyn H. Cullimore, Jr. (previously filed)

                  10.2 Employment contract with Larry K. Beardall (previously filed)

                  10.3     Loan Agreement with Zion Bank (previously filed)

                  10.4 Settlement Agreement dated March 29, 2000 with Kelvyn Cullimore, Sr. (previously filed)

                  99.1     Certifications of CEO and CFO.

         (b) Reports on Form 8-K. The Company did not file any report on Form 8-K during the last quarter of the fiscal year ended June 30, 2002.

Item 14.    Controls and Procedures

         Item 14 has been omitted pursuant to the transition provisions of Exchange Act Release No. 34-46427.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DYNATRONICS CORPORATION


                                        By    /s/ Kelvyn H. Cullimore, Jr.
                                        -------------------------------
                                        Kelvyn H. Cullimore, Jr.
                                        Chief Executive Officer and President

Date:  September 26, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Kelvyn H. Cullimore                     Chairman of the Board                         September 17, 2002
-------------------------
Kelvyn H. Cullimore


/s/ Kelvyn H. Cullimore, Jr.                Director, President, CEO                      September 17, 2002
-------------------------------
Kelvyn H. Cullimore, Jr.                    (Principal Executive Officer
                                            and Principal Financial
                                            and Accounting Officer)


/s/ Larry K. Beardall                       Director, Executive                           September 17, 2002
------------------------------
Larry K. Beardall                                                                         Vice President


/s/ E. Keith Hansen, M.D.                   Director                                      September 17, 2002
-------------------------------
E.       Keith Hansen, M.D.


/s/ Joseph H. Barton                        Director                                      September 17, 2002
---------------------
Joseph H. Barton


/s/ Howard L. Edwards                       Director                                      September 17, 2002
-------------------------------
Howard L. Edwards


/s/ Val J. Christensen                      Director                                      September 17, 2002
-------------------------------
Val J. Christensen

                                 CERTIFICATIONS

I, Kelvyn H. Cullimore, Jr., certify that:

        1. I have reviewed this annual report on Form 10-KSB of Dynatronics Corporation;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

[Items 4, 5 and 6 omitted pursuant to the transition provisions of Release No. 34-46427.]

Date: September 26, 2002

                                          /s/ Kelvyn H. Cullimore, Jr.
                                        ----------------------------------------
                                        Kelvyn H. Cullimore, Jr.
                                        Chief Executive Officer and
                                            Chief Financial Officer

                                                                    EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Dynatronics Corporation on Form 10-KSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Kelvyn H. Cullimore, Jr., Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                          /s/ Kelvyn H. Cullimore, Jr.
                                        ----------------------------------------
                                        Kelvyn H. Cullimore, Jr.
                                        Chief Executive Officer and
                                        Chief Financial Officer
                                        Dynatronics Corporation

                          Independent Auditors' Report



The Board of Directors
Dynatronics Corporation:


We have audited the accompanying balance sheets of Dynatronics Corporation as of June 30, 2002 and 2001, and the related statements of income, stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynatronics Corporation as of June 30, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.


                                                     /s/ KPMG LLP
                                                     -------------

August 9, 2002

                             DYNATRONICS CORPORATION
                                 Balance Sheets
                             June 30, 2002 and 2001

                                    Assets                                               2002                 2001
                                                                                  -------------------   ------------------
Current assets:
     Cash                                                                      $          396,803              258,884
     Trade accounts receivable, less allowance for doubtful accounts
        of $165,763 in 2002 and $140,735 in 2001                                        3,156,436            3,426,404
     Other receivables                                                                     58,202              191,845
     Inventories                                                                        3,836,751            4,746,323
     Prepaid expenses                                                                     359,000              212,429
     Prepaid income taxes                                                                     --                26,003
     Deferred tax asset - current                                                         276,905              268,735
                                                                                  -------------------   ------------------
                 Total current assets                                                   8,084,097            9,130,623
Property and equipment, net                                                             3,345,059            3,277,458
Goodwill, net of accumulated amortization of $649,752 in 2002
     and $562,536 in 2001                                                                 789,422              876,637
Other assets                                                                              289,624              275,629
                                                                                  -------------------   ------------------
                                                                               $       12,508,202           13,560,347
                                                                                  ===================   ==================
                     Liabilities and Stockholders' Equity
Current liabilities:
     Current installments of long-term debt                                    $          225,604              239,151
     Line of credit                                                                     1,435,689            2,871,024
     Accounts payable                                                                     318,905              407,727
     Income tax payable                                                                    30,804                  --
     Accrued expenses                                                                     380,424              424,257
     Accrued payroll and benefit expenses                                                 208,504              216,518
                                                                                  -------------------   ------------------
                 Total current liabilities                                              2,599,930            4,158,677
Long-term debt, excluding current installments                                          1,950,309            1,834,903
Deferred compensation                                                                     282,229              260,599
Deferred tax liability - noncurrent                                                        99,160               78,846
                                                                                  -------------------   ------------------
                 Total liabilities                                                      4,931,628            6,333,025
                                                                                  -------------------   ------------------
Stockholders' equity:
     Common stock, no par value. Authorized 50,000,000 shares;
        issued 8,928,774 shares in 2002 and 8,840,422 shares in 2001                    2,638,677            2,565,926
     Treasury stock, 59,439 common shares at cost in 2002 and
        35,584 shares in 2001                                                            (159,696)            (120,096)
     Retained earnings                                                                  5,097,593            4,781,492
                                                                                  -------------------   ------------------
                 Total stockholders' equity                                             7,576,574            7,227,322
Commitments and contingencies
                                                                                  -------------------   ------------------
                                                                               $       12,508,202           13,560,347
                                                                                  ===================   ==================

See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION
                              Statements of Income
                       Years ended June 30, 2002 and 2001

                                                                                          2002                  2001
                                                                                   -------------------   -------------------
Net sales                                                                       $       16,337,318            16,757,821
Cost of sales                                                                            9,840,778             9,712,475
                                                                                   -------------------   -------------------
                 Gross profit                                                            6,496,540             7,045,346
Selling, general, and administrative expenses                                            5,053,765             5,419,935
Research and development expense                                                           668,426               805,363
                                                                                   -------------------   -------------------
                                                                                   -------------------   -------------------
                 Operating income                                                          774,349               820,048
                                                                                   -------------------   -------------------
Other income (expense):
     Interest income                                                                         3,751                 7,964
     Interest expense                                                                     (281,444)             (320,522)
     Other income, net                                                                      15,133                22,379
                                                                                   -------------------   -------------------
                 Total other expense, net                                                 (262,560)             (290,179)
                                                                                   -------------------   -------------------
                 Income before income taxes                                                511,789               529,869
Income tax expense                                                                         195,688               195,690
                                                                                   -------------------   -------------------
                 Net income                                                     $          316,101               334,179
                                                                                   ===================   ===================
Basic net income per share                                                      $             0.04                  0.04
Diluted net income per share                                                                  0.04                  0.04
Weighted average basic and diluted common shares outstanding:
     Basic                                                                               8,855,083             8,786,205
     Diluted                                                                             8,898,422             9,150,310

See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION
                       Statements of Stockholders' Equity
                       Years ended June 30, 2002 and 2001

                                                                                                                 Total
                                                         Common           Treasury           Retained        stockholders'
                                                         stock              stock            earnings           equity
                                                     ---------------   ----------------   ---------------   ----------------
Balances at June 30, 2000                         $    2,457,947              (120,096)     4,447,313          6,785,164
Issuance of 20,000 shares of common stock
    and 80,000 options for license agreement              73,240                --                --              73,240
Issuance of 10,000 common stock options for
    services                                               7,000                --                --               7,000
Issuance of 19,800 shares of common stock
    upon exercise of employee stock options               20,090                --                --              20,090
Income tax benefit from disqualifying disposition
    of employee stock options and nonemployee
    exercise of stock options                              7,649                --                --               7,649
Net income                                                   --                 --            334,179            334,179
                                                     ---------------   ----------------   ---------------   ----------------
Balances at June 30, 2001                              2,565,926              (120,096)     4,781,492          7,227,322
Purchase of 23,855 shares of treasury stock                  --                (39,600)           --             (39,600)
Issuance of 88,352 shares of common stock
    upon exercise of employee stock options               68,364                --                --              68,364
Income tax benefit from disqualifying disposition
    of employee stock options and nonemployee
    exercise of stock options                              4,387                --                --               4,387
Net income                                                   --                 --            316,101            316,101
                                                     ---------------   ----------------   ---------------   ----------------
Balances at June 30, 2002                         $    2,638,677              (159,696)     5,097,593          7,576,574
                                                     ===============   ================   ===============   ================

See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION
                            Statements of Cash Flows
                       Years ended June 30, 2002 and 2001

                                                                                           2002                 2001
                                                                                     ------------------   ------------------
Cash flows from operating activities:
    Net income                                                                    $         316,101              334,179
    Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
          Depreciation and amortization of property and equipment                           333,077              312,806
          Other amortization                                                                 94,539               97,486
          Loss on disposal of assets                                                            --                 2,467
          Provision for doubtful accounts                                                    48,000               36,000
          Provision for inventory obsolescence                                              204,000              204,000
          Provision for warranty reserve                                                    248,576              212,029
          Provision for deferred compensation                                                21,630               27,201
          Compensation expense on stock options                                                 --                 7,000
          Changes in operating assets and liabilities:
             Receivables                                                                    355,611             (302,010)
             Inventories                                                                    705,572             (911,478)
             Prepaid expenses and other assets                                             (167,890)             (28,800)
             Deferred income taxes                                                           12,144               28,162
             Income taxes payable                                                            61,194               13,062
             Accounts payable and accrued expenses                                         (389,245)            (508,726)
                                                                                     ------------------   ------------------
                Net cash provided by (used in) operating activities                       1,843,309             (476,622)
                                                                                     ------------------   ------------------
Cash flows used in investing activities:
    Capital expenditures                                                                   (400,678)            (254,807)
                                                                                     ------------------   ------------------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                                919,715                  --
    Principal payments on long-term debt                                                   (817,856)            (241,343)
    Net change in line of credit                                                         (1,435,335)             977,810
    Proceeds from issuance of common stock                                                   28,764               20,090
                                                                                     ------------------   ------------------
                Net cash provided by (used in) financing activities                      (1,304,712)             756,557
                                                                                     ------------------   ------------------
                Net increase in cash and cash equivalents                                   137,919               25,128
Cash at beginning of year                                                                   258,884              233,756
                                                                                     ------------------   ------------------
Cash at end of year                                                               $         396,803              258,884
                                                                                     ==================   ==================
Supplemental disclosures of cash flow information:
    Cash paid during the year for interest, net of amounts capitalized            $         287,113              322,970
    Cash paid during the year for income taxes                                              122,350              164,000
Supplemental disclosures of noncash investing and financing activities:
    Common stock issued in exchange for cashless exercise of options
       using mature stock                                                         $          39,600                  --
    Income tax benefit from nonemployee exercise of stock options                             4,387                7,649

See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION

                          Notes to Financial Statements

                             June 30, 2002 and 2001



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

       (b)    Inventories

              Finished goods inventories are stated at the lower of standard cost, which approximates actual cost (first-in, first-out), or market. Raw materials are stated at the lower of cost (first-in, first-out), or market.

       (c)    Property and Equipment

              Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of related assets. The building and its component parts are being depreciated over their estimated useful lives that range from 5 to
              31.5 years. Estimated lives for all other depreciable assets range from 2 to 7 years.

       (d)    Excess of Cost over Fair Value of Net Assets Acquired

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

       (e)    Revenue Recognition

              Sales revenues are generally recorded when products are shipped under an agreement with a customer, risk of loss and title have passed to the customer and collection of any resulting receivable is reasonably assured.

       (f)    Research and Development Costs

              Research and development costs are expensed as incurred.

       (g)    Product Warranty Reserve

              Costs estimated to be incurred in connection with the Company's product warranty programs are charged to expense as products are sold.


                                       6                                Coninued

                             DYNATRONICS CORPORATION

                          Notes to Financial Statements

                             June 30, 2002 and 2001



       (h)    Earnings per Common Share

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

              A reconciliation between the basic and diluted weighted average number of common shares for 2002 and 2001 is summarized as follows:

                                                                                         2002                  2001
                                                                                  -------------------   --------------------

             Basic weighted average number of common shares outstanding
                 during the year                                                         8,855,083             8,786,205

             Weighted average number of dilutive common stock options
                 outstanding during the year                                                43,339               364,105
                                                                                  -------------------   --------------------

             Diluted weighted average number of common and common equivalent
                 shares outstanding during the year                                      8,898,422             9,150,310
                                                                                  ===================   ====================


              The weighted average number of options outstanding not included in the computation of diluted net income per share total 279,887 and 194,017 as of June 30, 2002 and 2001, respectively, because to do so would have been antidilutive.

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



                                       7                                Coninued

                             DYNATRONICS CORPORATION

                          Notes to Financial Statements

                             June 30, 2002 and 2001



       (j)    Stock-Based Compensation

              The Company employs the footnote disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages entities to adopt a fair-value-based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS No. 123.

       (k)    Concentration of Risk

              In the normal course of business, the Company provides unsecured credit terms to its customers. Most of the Company's customers are involved in the medical industry. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

       (l)    Operating Segments

              The Company operates in one line of business, the development, marketing, and distribution of a broad line of medical products for the physical therapy and aesthetics' markets. As such, the Company has only one reportable operating segment as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

       (m)    Use of Estimates

              Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

       (n)    Fair Value Disclosure

              The carrying value of accounts receivable, accounts payable, accrued expenses, and notes payable approximates their estimated fair value due to the relative short maturity of these instruments. The carrying value of long-term debt approximates its estimated fair value due to recent issuance of the debt or the existence of interest rate reset provisions.



                                       8                                Coninued

                             DYNATRONICS CORPORATION

                          Notes to Financial Statements

                             June 30, 2002 and 2001



(2)    Inventories

       Inventories consist of the following:

                                                                                        2002                   2001
                                                                                 --------------------   --------------------

      Raw materials                                                           $         2,555,535              2,914,710
      Finished goods                                                                    1,546,908              2,071,822
      Inventory reserve                                                                  (265,692)              (240,209)
                                                                                 --------------------   --------------------

                                                                              $         3,836,751              4,746,323
                                                                                 ====================   ====================


(3)    Property and Equipment

       Property and equipment consist of the following:

                                                                                        2002                   2001
                                                                                 --------------------   --------------------

      Land                                                                    $           354,743                354,743
      Buildings                                                                         2,871,286              2,802,894
      Machinery and equipment                                                           1,603,963              1,335,828
      Office equipment                                                                    352,502                288,351
      Vehicles                                                                             61,771                 61,771
                                                                                 --------------------   --------------------

                                                                                        5,244,265              4,843,587

      Less accumulated depreciation and amortization                                    1,899,206              1,566,129
                                                                                 --------------------   --------------------

                                                                              $         3,345,059              3,277,458
                                                                                 ====================   ====================


(4)    Line of Credit

       The Company has a revolving line of credit facility with a commercial bank in the amount of $4.5 million. Borrowing limitations are based on 30% of eligible inventory and up to 80% of eligible accounts receivable. At June 30, 2002, the borrowing base was approximately $2.8 million and the outstanding balance was $1.4 million. The line of credit is collateralized by inventory and accounts receivable and bears interest at the bank's "prime rate," (4.75% and 6.75% at June 30, 2002 and 2001, respectively). This line is subject to annual renewal and matures on December 1, 2002. Accrued interest is payable monthly.



                                       9                                Coninued

                             DYNATRONICS CORPORATION

                          Notes to Financial Statements

                             June 30, 2002 and 2001



(5)    Long-Term Debt

       Long-term debt consists of the following:

                                                                                        2002                   2001
                                                                                 --------------------   --------------------

      7.11% promissory note secured by a trust deed on real property,
          payable in monthly installments of $8,708 through November 2008     $           537,154                600,977
      6.21% promissory note secured by a trust deed on real property, maturing November 2013, payable in decreasing installments
          beginning at $7,545 monthly ($7,060 during 2002 and 2001)                       688,283                728,900
      8.65% promissory note secured by a trust deed on real property, payable in monthly installments of $7,182 through January 2012,
          this note was paid in full during 2002                                               --                595,930
      5.25% promissory note secured by building, payable in monthly
          installments of $5,641 through May 2017                                         694,372                     --
      8.87% promissory note secured by fixed assets, payable in monthly
          installments of $3,901 through May 2007                                         193,930                     --
      Other notes payable                                                                  62,174                148,247
                                                                                 --------------------   --------------------

                    Total long-term debt                                                2,175,913              2,074,054

      Less current installments                                                           225,604                239,151
                                                                                 --------------------   --------------------

                    Long-term debt, excluding current installments            $         1,950,309              1,834,903
                                                                                 ====================   ====================


       The aggregate maturities of long-term debt for each of the years subsequent to 2002 are as follow: 2003, $225,604; 2004, $201,390; 2005,
       $205,050; 2006, $216,204; 2007, $226,940; and thereafter $1,100,725.

(6)    Leases

       The Company leases vehicles under noncancelable operating lease agreements. Rent expense for the years ended June 30, 2002 and 2001 was $31,915 and $29,488, respectively. Future minimum rental payments required under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of 2002 are as follows:
       2003, $24,371; 2004, $16,140; and 2005, $2,500.



                                       10                               Coninued

                             DYNATRONICS CORPORATION

                          Notes to Financial Statements

                             June 30, 2002 and 2001



(7)    Income Taxes

       Income tax expense for the years ended June 30 consists of:

                                         Current               Deferred             Stock option              Total
                                                                                      benefit
                                    -------------------   --------------------   -------------------    -------------------

      2002:
          U.S. federal           $           135,582                21,248                  3,800                160,630
          State and local                     34,068                   403                    587                 35,058
                                    -------------------   --------------------   -------------------    -------------------

                                 $           169,650                21,651                  4,387                195,688
                                    ===================   ====================   ===================    ===================

      2001:
          U.S. federal           $           115,704                38,607                  6,655                160,966
          State and local                     34,657                  (927)                   994                 34,724
                                    -------------------   --------------------   -------------------    -------------------

                                 $           150,361                37,680                  7,649                195,690
                                    ===================   ====================   ===================    ===================


       The stock option benefit represents the portion of the Company's income tax expense for financial reporting purposes that was not required to be paid due to the availability of a tax benefit upon employees exercising their options. The Company recognized an increase to stockholders' equity as a result of the stock option benefit.

       Actual income tax expense differs from the "expected" tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to income before income taxes) as follows:

                                                                                        2002                   2001
                                                                                 --------------------   --------------------

      Expected tax expense                                                    $           174,009                180,155
      State taxes, net of federal tax benefit                                              23,138                 22,918
      Meals and entertainment                                                               2,247                  2,687
      Amortization of goodwill not deductible                                               2,985                  2,985
      Charitable contributions                                                                 --                (11,709)
      Officers' life insurance                                                             (2,927)                (2,726)
      Extraterritorial income exclusion                                                    (3,978)                    --
      Other, net                                                                              214                  1,380
                                                                                 --------------------   --------------------

                                                                              $           195,688                195,690
                                                                                 ====================   ====================



                                       11                               Coninued

                             DYNATRONICS CORPORATION

                          Notes to Financial Statements

                             June 30, 2002 and 2001



       Deferred income tax assets related to the tax effects of temporary differences are as follows:

                                                                                        2002                   2001
                                                                                 --------------------   --------------------

      Net deferred tax asset - current:
          Inventory capitalization for income tax purposes                    $            47,689                 60,030
          Inventory reserve                                                                99,103                 89,598
          Vacation reserve                                                                  3,730                  3,730
          Warranty reserve                                                                 50,728                 41,776
          Accrued product liability                                                        13,825                 21,107
          Allowance for doubtful accounts                                                  61,830                 52,494
                                                                                 --------------------   --------------------

                    Total deferred tax asset - current                        $           276,905                268,735
                                                                                 ====================   ====================

      Net deferred tax asset (liability) - noncurrent:
          Deferred compensation                                               $           105,271                 97,204
          Net operating loss carryforwards                                                     --                 17,422
          Property and equipment, principally due to differences in
            depreciation                                                                 (216,170)              (206,140)
          Noncompete and goodwill                                                          11,739                 12,668
                                                                                 --------------------   --------------------

                    Total deferred tax liability - noncurrent                 $           (99,160)               (78,846)
                                                                                 ====================   ====================


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

(8)    Major Customers

       During the fiscal years ended June 30, 2002 and 2001, sales to any single customer did not exceed 10% of total revenues.

(9)    Common Stock

       The Company granted options to acquire common stock under its 1992 qualified stock option plan. The options are to be granted at not less than 100% of the market price of the stock at the date of grant. Option terms are determined by the board of directors, and exercise dates may range from six months to five years from the date of grant.


                                       12                               Coninued

                             DYNATRONICS CORPORATION

                          Notes to Financial Statements

                             June 30, 2002 and 2001



       A summary of activity follows:

                                                           2002                                       2001
                                           --------------------------------------    ---------------------------------------
                                           Number of shares         Weighted         Number of shares        Weighted
                                                                    average                                   average
                                                                 exercise price                            exercise price
                                           -----------------    -----------------    -----------------    ------------------

      Options outstanding at
          beginning of year                       930,906       $        1.17               678,489       $        1.11
      Options granted                              90,861                1.12               446,321                1.31
      Options exercised                            88,352                0.77                19,800                1.02
      Options canceled or expired                  96,837                1.34               174,104                1.28
                                           -----------------                         -----------------

      Options outstanding at end of
          year                                    836,578                1.19               930,906                1.17
                                           =================                         =================
      Options exercisable at end of               682,891                1.15               437,760                1.04
          year
      Range of exercise prices at end
          of year                                                    0.72-2.70                                 0.72-2.70


       At June 30, 2002, 1,026,883 shares of common stock were authorized and reserved for issuance, but were not granted under the terms of the stock option plan.

       The Company accounts for the plan using the intrinsic-value method under APB 25. Accordingly, no compensation expense has been recognized for the stock option plan. Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date for awards in 2002 and 2001, consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

                                                                                                  June 30
                                                                                 -------------------------------------------
                                                                                        2002                   2001
                                                                                 --------------------   --------------------

      Net income - as reported                                                $           316,101                334,179
      Net income - pro forma                                                              207,011                205,397
      Earnings per share - as reported                                                       0.04                   0.04
      Earnings per share - pro forma                                                         0.02                   0.02



                                       13                               Coninued

                             DYNATRONICS CORPORATION

                          Notes to Financial Statements

                             June 30, 2002 and 2001



       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                         June 30
                                             -----------------------------------
                                                  2002                2001
                                             ----------------   ----------------

       Expected dividend yield                     0%                  0%
       Expected stock price volatility          90 - 95%            69 - 74%
       Risk-free interest rate                 4.3 - 5.1%          4.9 - 6.2%
       Expected life of options                5 & 7 years         5 & 7 years

       The weighted average fair value of options granted during 2002 and 2001 was $0.89 and $0.78, respectively.

       The Company granted 10,000 options in 2001 to a third party for the performance of services. The Company recognized the fair value of the options as compensation expense in 2001. The fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 5.8%, expected dividend yield of 0%, life of 5 years, and expected volatility of 68%.

       During 2001, the Company purchased a license agreement for 20,000 shares of common stock and 80,000 options to purchase common stock. The options granted were not issued under the Company's stock option plan. The Company recorded the license agreement at the fair value of the equity instruments issued and is amortizing the asset over the 10-year life of the agreement. The exercise price of the options ranges from $1.08 to $4.00. The fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 6.1%, expected dividend yield of 0%, life of 6 to 9 years, and expected volatility of 68%.

(10)   Employee Benefit Plan

       During 1991, the Company established a deferred savings plan which qualifies under Internal Revenue Code Section 401(k). The plan covers all employees of the Company who have at least six months of service and who are age 20 or older. For 2002 and 2001, the Company made matching contributions of 25% of the first $2,000 of each employee's contribution. The Company's contributions to the plan for 2002 and 2001 were $12,451 and $31,043, respectively. Company matching contributions for future years are at the discretion of the board of directors.

(11)   Salary Continuation Agreements

       As of June 30, 2002, the Company had salary continuation agreements with two key employees. The agreements provide a preretirement salary continuation income to the employee's designated beneficiary in the event that the employee dies before reaching age 65. This death benefit amount is the lesser of $75,000 per year or 50% of the employee's salary at the time of death, and continues until the employee would have reached age
       65. The agreements also provide the employee with a 15-year supplemental retirement benefit if the employee remains in the employment of the Company until age 65. Estimated amounts to be paid under the agreements are being accrued over the period of the employees' active employment. As of 2002 and 2001, the Company has accrued $282,229 and $260,599, respectively, of deferred compensation under the terms of the agreements.



                                       14                               Coninued

                             DYNATRONICS CORPORATION

                          Notes to Financial Statements

                             June 30, 2002 and 2001



(12)   Recent Accounting Pronouncements

       In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prohibits the use of the pooling-of-interests method of accounting and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and is applicable to all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Effective for the Company beginning July 1, 2002, SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

       As of the date of adoption, the Company will have unamortized goodwill and other intangibles in the amount of $849,234, which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill and other intangibles was $94,539 for the year ended June 30, 2002. Because of the effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

       In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or normal use of the asset.

       The Company is required and plans to adopt the provisions of SFAS No. 143 for the quarter ending September 30, 2002. To accomplish this, the Company must identify legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The Company believes that the adoption of SFAS No. 143 will not have material impact on the Company's operating results or financial condition.

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


                                       15                               Coninued

                             DYNATRONICS CORPORATION

                          Notes to Financial Statements

                             June 30, 2002 and 2001



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