Form 10QSB
period 2002-09-30
DYNATRONICS CORP
filed 2002-11-14
CIK 720875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission File Number: 0-12697

                             Dynatronics Corporation
  -----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Utah                                             87-0398434
               ----                                            ------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

                7030 Park Centre Drive, Salt Lake City, UT 84121
                    (Address of principal executive offices)

                                 (801) 568-7000
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the issuer's common stock, no par value, as of November 11, 2002 is 8,869,335.

Transitional Small Business Disclosure Format (Check One): Yes __ No  X
                                                                    ------

                             DYNATRONICS CORPORATION
                                TABLE OF CONTENTS



                                                                     Page Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements..............................................1

Unaudited Condensed Balance Sheets
September 30, 2002 and June 30, 2002......................................1

Unaudited Condensed Statements of Income
Three Months Ended September 30, 2002 and 2001............................2

Unaudited Condensed Statements of Cash Flows
Three Months Ended September 30, 2002 and 2001............................3

Notes to Unaudited Condensed Financial Statements.........................4

Item 2. Management's Discussion and Analysis or Plan of Operation.........9

Item 3. Controls and Procedures..........................................17

PART II. OTHER INFORMATION

Item 6.  Exhibits and Report on Form 8-K.................................18

                             DYNATRONICS CORPORATION
                                 Balance Sheets
                                   (Unaudited)


                                                                               September 30,               June 30,
                                     Assets                                         2002                     2002
                                                                            --------------------     ---------------------

Current assets:
   Cash                                                                     $           326,481                   396,803
   Trade accounts receivable, less allowance for doubtful accounts
          of $183,763 September 30, 2002 and $165,763 at June 30, 2002                3,453,739                 3,156,436
  Other receivables                                                                      64,956                    58,202
   Inventories                                                                        3,916,006                 3,836,751
   Prepaid expenses                                                                     389,427                   359,000
   Deferred tax asset-current                                                           276,905                   276,905
                                                                            --------------------     ---------------------
          Total current assets                                                        8,427,514                 8,084,097

Property and equipment, net                                                           3,321,998                 3,345,059
Goodwill, net of accumulated amortization of $649,792 at
       September 30, 2002 and at June 30, 2002                                          789,422                   789,422
Other assets                                                                            293,244                   289,624
                                                                            --------------------     ---------------------
                                                                            $        12,832,178                12,508,202
                                                                            ====================     =====================


            Liabilities and Stockholders' Equity

Current liabilities:
   Current installments of long-term debt                                   $           225,604                   225,604
   Line of credit                                                                     1,369,262                 1,435,689
   Accounts payable                                                                     550,523                   318,905
   Accrued expenses                                                                     372,734                   380,424
   Accrued payroll and benefit expenses                                                 247,252                   208,504
   Income tax payable                                                                    98,580                    30,804
                                                                            --------------------     ---------------------
          Total current liabilities                                                   2,863,955                 2,599,930

Long-term debt, excluding current installments                                        1,896,137                 1,950,309
Deferred compensation                                                                   288,085                   282,229
Deferred tax liability - noncurrent                                                      99,160                    99,160
                                                                            --------------------     ---------------------
          Total  liabilities                                                          5,147,337                 4,931,628
                                                                            --------------------     ---------------------

Stockholders' equity:
   Common stock, no par value.  Authorized 50,000,000 shares;
       issued 8,869,335 shares at September 30, 2002 and
       8,928,774 shares at June 30, 2002                                              2,478,981                 2,638,677
   Treasury stock,  zero common shares at cost at
       September 30, 2002 and 59,439 at June 30, 2002                                         -                  (159,696)
   Retained earnings                                                                  5,205,860                 5,097,593
                                                                            --------------------     ---------------------
          Total stockholders' equity                                                  7,684,841                 7,576,574

                                                                            --------------------     ---------------------
                                                                            $        12,832,178                12,508,202
                                                                            ====================     =====================

See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION
                         Condensed Statements Of Income
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                      September 30
                                                                                2002                2001
                                                                           ---------------     ---------------

Net sales                                                                  $    4,115,770           4,167,287
Cost of sales                                                                   2,450,169           2,435,348

                                                                           ---------------     ---------------
         Gross profit                                                           1,665,601           1,731,939

Selling, general, and administrative expenses                                   1,234,416           1,333,469
Research and development expenses                                                 212,060             161,436

                                                                           ---------------     ---------------
         Operating income                                                         219,125             237,034
                                                                           ---------------     ---------------


Other income (expense):
   Interest income                                                                     10               2,023
   Interest expense                                                               (45,876)            (81,113)
   Other income, net                                                                2,783               2,337

                                                                           ---------------     ---------------
         Total other income (expense)
                                                                                  (43,083)            (76,753)
                                                                           ---------------     ---------------

         Income before income taxes                                               176,042             160,281

Income tax expense                                                                 67,776              63,438

                                                                           ---------------     ---------------

         Net income                                                        $      108,266              96,843
                                                                           ===============     ===============

         Basic and diluted net income per common share                     $         0.01                0.01
                                                                           ---------------     ---------------


Weighted average basic and diluted common shares outstanding  (note 2)

         Basic                                                                  8,869,335           8,831,216

         Diluted                                                                8,869,335           8,978,429





See accompanying notes to condensed financial statements.

                             DYNATRONICS CORPORATION
                            Statements of Cash Flows
                                  (Unaudited)

                                                                                           Three Months Ended
                                                                                              September 30
                                                                                          2002              2001
                                                                                    ----------------   --------------
Cash flows from operating activities:
  Net income                                                                        $       108,266           96,843
  Adjustments to reconcile net income to net cash provided by
        (used in) operating activities:
      Depreciation and amortization of property and equipment                                74,084           78,471
      Other amortization                                                                      1,831           21,803
      Provision for doubtful accounts                                                        18,000           12,000
      Provision for inventory obsolescence                                                   60,000           51,000
      Provision for warranty reserve                                                         53,411           53,205
      Provision for deferred compensation                                                     5,856            5,409
      Change in operating assets and liabilities:
         Receivables                                                                       (322,057)        (571,883)
         Inventories                                                                       (139,255)         (63,125)
         Prepaid expenses and other assets                                                  (35,878)        (229,650)
         Accounts payable and accrued expenses                                              209,266          550,776
         Income taxes payable                                                                67,776           63,438
                                                                                    ----------------   --------------

                  Net cash provided by operating activities                                 101,300           68,287
                                                                                    ----------------   --------------

Cash flows from investing activities:
  Capital expenditures                                                                      (51,023)         (16,841)
                                                                                    ----------------   --------------

Cash flows from financing activities:
  Principal payments on long-term debt                                                      (54,172)         (69,026)
  Net change in line of credit                                                              (66,427)          68,369
  Proceeds from sale of common stock                                                              -           14,065
                                                                                    ----------------   --------------

                  Net cash provided by (used in) financing activities                      (120,599)          13,408
                                                                                    ----------------   --------------

Net increase in cash and cash equivalents                                                   (70,322)          64,854

Cash at beginning of year                                                                   396,803          258,884
                                                                                    ----------------   --------------

Cash at end of year                                                                 $       326,481          323,738
                                                                                    ================   ==============

Supplemental disclosures of cash flow information:
  Cash paid for interest                                                            $        49,179           86,774
  Cash paid for income taxes                                                                 49,000                -
Supplemental disclosure of non-cash investing and financing activities:
  Common stock issued in exchange for cashless exercise of options
  using mature stock                                                                $             -           39,600

See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)


NOTE 1.  PRESENTATION

The financial statements as of September 30, 2002 and June 30, 2002 and for the three months ended September 30, 2002 and 2001 were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements for the two years ended June 30, 2002. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10-KSB filing.


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

In calculating net income per common share, the net income was the same for both the basic and diluted calculation. A reconciliation between the basic and diluted weighted-average number of common shares for the three months ended September 30, 2002 and 2001 is summarized as follows:

                                                      (Unaudited)
                                                  Three Months Ended
                                                     September 30,
                                                  2002            2001
                                                  ----            ----

Basic weighted average number
  of common shares outstanding
  during the period                           8,869,335        8,831,216

Weighted average number of dilutive
  common stock options outstanding
  during the period                               -0-            147,213
                                            --------------------------------

Diluted weighted average number
  of common and common equivalent
  shares outstanding during the period        8,869,335        8,978,429
                                            ================================


Outstanding options not included in the computation of diluted net income per share for the three month periods ended September 30, 2002 and 2001 total 971,403 and 202,297 respectively, because to do so would have been anti-dilutive.


NOTE 3.  COMPREHENSIVE INCOME

For the periods ended September 30, 2002 and 2001, comprehensive income was equal to the net income as presented in the accompanying condensed statements of income.


NOTE 4.  INVENTORIES

Inventories consisted of the following:

                                      September 30               June 30
                                          2002                     2002
                                     ---------------          --------------

         Raw Material                $    2,419,340               2,555,535
         Finished Goods                   1,822,358               1,546,908
         Inventory Reserve                 (325,692)               (265,692)
                                     ---------------          --------------
                                     $    3,916,006               3,836,751
                                     ===============          ==============

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment were as follows:

                                                         September 30             June 30
                                                             2002                  2002
                                                         --------------        --------------

         Land                                            $     354,743               354,743
         Buildings                                           2,877,980             2,871,286
         Machinery and equipment                             1,612,450             1,603,963
         Office equipment                                      377,967               352,502
         Vehicles                                               72,148                61,771
                                                         --------------        --------------
                                                             5,295,288             5,244,265
         Less accumulated depreciation
            and amortization                                 1,973,290             1,899,206
                                                         --------------        --------------

                                                         $   3,321,998             3,345,059
                                                         ==============        ==============

NOTE 6.  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board (FASB), issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prohibits the use of the pooling-of-interest method of accounting and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and is applicable to all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized effective July 1, 2002; rather, these assets must be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Beginning July 1, 2002, the Company adopted the provisions of SFAS No. 142. In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Company will perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. The Company has determined that it has one reporting unit. The Company will have six months from the date of adoption to determine the fair value of the Company and compare it to the carrying amount of the Company. Should the carrying amount of the Company exceed the fair value of the Company, an indication exists that the Company's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of goodwill with the carrying amount of the Company's goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the Company to all of the assets (recognized and unrecognized) and liabilities of the Company in a manner similar to a purchase price allocation in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the goodwill. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of income.

Goodwill. The cost of acquired companies in excess of the fair value of the net assets and purchased intangible assets at acquisition date is recorded as goodwill. As of June 30, 2002, the Company had goodwill, net, of $789,422 from the acquisition of Superior Orthopaedic Supplies, Inc on May 1, 1996 and the exchange of Dynatronics Laser Corporation common stock for a minority interest in Dynatronics Marketing Corporation on June 30, 1983. Through June 30, 2002, goodwill was amortized over a period of 15 and 30 years, respectively, on a straight-line basis. The following table sets forth reported net income and basic and diluted net income per share, as adjusted, to exclude amortization of goodwill which would not have been recorded under SFAS No. 142:



                                                         Three months ended
                                                         September 30, 2001
                                                        --------------------

Net income, as reported                                 $            96,843
   Amortization expense of goodwill, net of tax                      13,409
                                                        --------------------
Net income, as adjusted                                 $           110,252
Basic net income per share, as reported                 $              0.01
Diluted net income per share, as reported                              0.01
Amortization expense of goodwill basic and
   diluted share                                                          -
Basic net income per share, as adjusted                                0.01
Diluted net income per share, as adjusted                              0.01

                                                                     Year ended June 30,
                                                                   2002              2001
                                                            ----------------   ----------------
Net income, as reported                                     $       316,101            334,179
   Amortization expense of goodwill, net of tax                      57,018             57,018
                                                            ---------------    ----------------
Net income, as adjusted                                     $       373,119            391,197
Basic net income per share, as reported                     $          0.04               0.04
Diluted net income per share, as reported                              0.04               0.04
Amortization expense of goodwill per basic
   and diluted share                                                   0.01               0.01
Basic net income per share, as adjusted                                0.04               0.04
Diluted net income per share, as adjusted                              0.04               0.04



License Agreement. Identifiable intangible assets consist of a license agreement entered into on August 16, 2000 for a certain concept and process relating to a patent. The license agreement is being amortized over ten years on a straight-line basis. The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of the license agreement:

                                              As of               As of
                                        September 30, 2002     June 30, 2002
                                        ------------------     --------------
Gross carrying amount                   $          73,240             73,240
Accumulated amortization                           15,258             13,427
                                        ------------------     --------------
Net carrying amount                     $          57,982             59,813

Amortization expense associated with the license agreement was $1,831 for both the three months ended September 30, 2002 and 2001. Estimated amortization expense for the existing license agreement is expected to be $7,324 for each of the fiscal years ending June 30, 2003 through June 30, 2010.

NOTE 7. COMMON STOCK.

During the three months ended September 30, 2002 the Company canceled 59,439 shares of treasury stock.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Financial Statements (unaudited) and Notes thereto appearing elsewhere in this Form 10-QSB.

Results of Operations

Sales for the quarter ended September 30, 2002 were $4,115,770, compared to $4,167,287 during the same period last year. Net income for the quarter ended September 30, 2002 increased 12% to $108,266 compared to $96,843 in the prior year period. The profits for the first fiscal quarter reflect the continuing success of our `Back to Basics' program. This program, initiated at the first of the calendar year, undertakes a thorough evaluation of corporate overhead expenses and refocuses corporate resources to achieve both long-term and short-term strategic objectives. The results have generated improvements in operating efficiencies, reduced overhead expenses and accelerated new product development. In addition, amortization of intangibles decreased from $23,635 to $1,831 for the quarter ended September 30, 2002 as compared to the same quarter in 2001. The decrease is the result of our adoption as of July 1, 2002, of the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets that eliminated the amortization of goodwill. During the quarter ended September 30, 2001, Dynatronics recorded amortization expense of $21,804 that would not have been recorded under SFAS No. 142.

Total gross profit during the quarter ended September 30, 2002 was $1,665,601 or 40.5% of sales compared to $1,731,939 or 41.6% of sales in the quarter ended September 30, 2001. While gross margin dropped slightly as a percentage of sales, such fluctuations from quarter to quarter can be expected depending on the mix of products sold during the period. Going forward, we believe gross profit as a percentage of sales will improve as a result of our strategic initiatives to lower manufacturing costs through the automation of certain manufacturing processes and overseas sourcing of high-volume products. In addition, we plan to introduce several new, higher-margin products during this fiscal year, which are expected to increase overall margins.

Selling, general and administrative (SG&A) expenses for the three-month period ended September 30, 2002, decreased to $1,234,416 or 30.0% of sales compared to $1,333,469 or 32.0% of sales in the same period of the prior year. The $99,053 decrease in SG&A expenses reflects our efforts to reduce operating expenses through the Back to Basics program that targeted a $500,000 annual reduction in expenses beginning January 2002. We reduced certain selling expenses in the quarter ended September 30, 2002 to be more consistent with strategic focus on core products. We also realized savings in labor expense related to personnel reductions. Interest expense also decreased markedly due to reduced rates and more importantly to a much lower outstanding balance on our line of credit resulting from a $1,400,000 reduction in inventory and accounts receivable since September 30, 2001. In addition, we were able to eliminate $21,804 of goodwill expense in the quarter ended September 30, 2002 as a result of the adoption of new accounting pronouncements affecting goodwill.

Research and development (R&D) expenses during the three-month period ended September 30, 2002 totaled $212,060 compared to $161,436 for the same period in 2001. This $50,000 increase in R&D expenses is part of a major R&D campaign to develop several new products including a low-power laser device, a combination STS/Interferential device, and a redesign of our primary line of therapy devices. In addition, we will undertake important clinical research studies related to the STS and laser technologies. As a result, R&D expenses in fiscal year 2003 are budgeted to be significantly higher than prior years due to these extensive development plans.

Pre-tax profit for the quarter ended September 30, 2002 was $176,042 compared to $160,281 during the same period of the prior year. Reduced expenses achieved through the Back to Basics program along with the elimination of goodwill expense and lower interest expense account for this increase.

Income tax expense for the three months ended September 30, 2002 was $67,776 compared to $63,438 in the three months ended September 30, 2001. The effective tax rate for the quarter ended September 30, 2002 was 38.5% compared to 39.6% in the prior year period.

Net income for the quarter ended September 30, 2002 increased 12% to $108,266 (approximately $.01 per share), compared to $96,843 (approximately $.01 per share) in the same quarter in 2001. We have improved profitability due to the stability in demand for our core products, the implementation of strategic initiatives to improve operating efficiencies and reduce overhead expenses, the elimination of goodwill amortization and the reduction of interest expense.

Liquidity and Capital Resources

We expect that revenues from operations, together with amounts available under an existing bank line of credit will be adequate to meet working capital needs related to our business and planned capital expenditures for the next 12 months.

The current ratio at September 30, 2002 was 2.9 to 1 compared to 3.1 to 1 at June 30, 2002. Current assets represent 66% of total assets at September 30, 2002.

Net accounts receivable at September 30, 2002 were $3,453,739 compared to $3,156,436 at June 30, 2002. The days of sales outstanding in accounts receivable increased to 77 days at September 30, 2002 from 71 days at June 30, 2002. Accounts receivable are from the dealer network and are generally considered to be within term.

All accounts payable are within term. We continue to take advantage of available payment discounts when possible.

We have a revolving line of credit facility with a commercial bank in the amount of $4,500,000. Borrowing limitations are based on 30% of eligible inventory and up to 80% of eligible accounts receivable. The outstanding balance on the line of credit at September 30, 2002 was $1,369,262 compared to $1,435,689 at June 30, 2002. The line of credit is secured by inventory and accounts receivable and bears interest at the bank's "Prime Rate," which was 4.75% per annum at September 30, 2002. This line is subject to annual renewal and matures on December 1, 2002. Accrued interest is payable monthly. Renewal of the line with our existing commercial bank is fully expected.

Inventory levels, net of reserves, totaled $3,916,006 at September 30, 2002, compared to $3,836,751 at June 30, 2002. While inventory levels have been significantly reduced from the same period a year ago, we expect inventory levels during the latter part of fiscal year 2003 to increase concurrently with the introduction of several new products currently being developed, including a low-power laser device.

Long-term debt excluding current installments totaled $1,896,137 at September 30, 2002, compared to $1,950,309 at June 30, 2002. Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee. The principal balance on the mortgage loans is approximately $1.9 million with monthly principal and interest payments of $21,409.

Critical Accounting Policies

In Note 1 to the consolidated financial statements attached to our Annual Report on Form 10-KSB for the year ended June 30 2002, we discuss those accounting policies that are considered to be significant in determining our results of operations and financial position. In all material respects, the accounting principles that are utilized conform with generally accepted accounting principles in the United States of America.

The preparation of consolidated financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate these estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

With respect to inventory reserves, revenue recognition and allowance for doubtful accounts, we apply the following critical accounting policies in the preparation of the financial statements:

Inventory Reserves

The nature of our business requires that we maintain sufficient inventory on hand at all times to meet the requirements of our customers. We record finished goods inventory at the lower of standard cost, which approximates actual costs (first-in, first-out) or market. Raw materials are stated at the lower of cost (first-in, first-out), or market. Inventory reserves are maintained for the estimated impairment of the inventory. Impairment may be a result of slow moving or excess inventory, product obsolescence or changes in the valuation of the inventory. In determining the adequacy of reserves, we analyze the following, among other things:

           o Current inventory quantities on hand;
           o Product acceptance in the marketplace;
           o Customer demand;
           o Historical sales;

           o Forecast sales;
           o Product obsolescence; and o Technological innovations.

Any modifications to estimates of its reserves are reflected in the cost of goods sold within the statement of operations during the period in which such modifications are determined necessary by management. At September 30, 2002 and June 30, 2002, our inventory reserve balance was $325,692 and $265,692, respectively and our inventory balance was $3,916,006 and $3,836,751 net of reserves, respectively.

Revenue Recognition

Our products are sold primarily through a network of independent distributors. Sales revenues are generally recorded when products are shipped under an agreement with a distributor or customer, risk of loss and title have passed and collection of any resulting receivable is reasonably assured. The distributors, who sell the products to other customers, take title to the products, have no special rights of return, and assume the risk for credit and obsolescence.

Allowance for Doubtful Accounts

We must make estimates of the collectibility of accounts receivables. In doing so, we analyze accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $3,453,739 and $3,156,436, net of allowance for doubtful accounts of $183,763 and $165,763, at September 30, 2002 and June 30, 2002, respectively.

Recent Accounting Pronouncements

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

We adopted the provisions of SFAS No. 143 during the quarter ended September 30, 2002 and determined there was no liability for asset retirement obligations. Thus, the adoption of SFAS No. 143 did not impact our operating results or financial condition.

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

We adopted the provisions of SFAS No. 144 during the quarter ended September 30, 2002. The adoption of SFAS No. 144 for long-lived assets held for use did not have a material impact on our financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the statement for assets held for sale or other disposal generally are required to be applied prospectively to newly initiated disposal activities.

Business Plan

Over the past five years, annual net sales have grown 60 percent from $10.2 million in fiscal year 1997 to $16.3 million in fiscal year 2002. During fiscal year 2003, we will continue to implement a strategy of expanding product lines, strengthening channels of distribution, and developing new products for the rehabilitation and aesthetic markets.

To further strengthen our position in the core physical medicine market, we plan to introduce several new products in the current fiscal year, including a low-power laser device. In the early 1980's we attempted to gain FDA approval for a low-power laser device, but were unsuccessful. At that time the laser device was the only product we offered - a fact reflected in the original name of the company, Dynatronics Laser Corporation. When we were unable to obtain approval for the low power laser device, we began pursuing the development of other physical medicine modalities and subsequently changed our name to Dynatronics Corporation. A recent change in the regulatory landscape now allows the introduction of low-power laser devices for the treatment of pain. We believe the company enjoys a residual reputation as a pioneer in this field and we intend to capitalize on that by introducing a technologically advanced, yet affordable, low-power laser product in late fiscal year 2003.

In addition to the low-power laser device, over the course of the fiscal year we will introduce a new line of electrotherapy and ultrasound products incorporating advanced technology features and design. This new line of products is expected to further enhance our share of the electrotherapy and ultrasound market.

Over the past year, we enhanced our manufacturing capabilities with the goal of improving margins and competitive pricing capability. To that end, some products previously contracted to other manufacturers are being converted to in-house manufacturing. Other products are being contracted for overseas manufacturing.

During fiscal year 2003, we will continue to emphasize our "Back to Basics" plan. Resources are being allocated to strengthen our core market emphasis and products. We will incur more research and development expense in 2003 than at any time since the early days of seeking FDA approval for our first low-power laser product. All of these efforts are designed to increase market share and improve profitability in the coming years.

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

We have perceived increasing interest in STS technology in the workers compensation market. Workers' compensation carriers in several states have adopted or are considering offering an STS trial program to their clients. We believe the development of the workers compensation market represents an important step in expanding STS treatment programs because a significant number of chronic pain patients are covered under workers' compensation plans.


The development of the STS technology as an effective weapon in the treatment of chronic pain remains one of our strategic objectives. We continue to receive reports of chronic pain sufferers who have attained significant, if not total, relief from their pain even after years of suffering. While the potential for a non-invasive, non-addictive, safe alternative for the treatment of chronic pain would seem to be vast, the realities of accessing that market will demand vigilance over the coming years to fully exploit that potential.

Another important part of our strategic plan is the expansion of worldwide marketing efforts, particularly into the European Community. In March 2001, our Salt Lake operation, where all electrotherapy, ultrasound, STS devices and Synergie products are manufactured, was designated an ISO 9001 certified facility. With this designation, we can market products manufactured in this facility in any country that recognizes the CE Mark. We are now working to establish effective distribution of these products in the European Community.

To take full advantage of the opportunities of the aesthetics market, we will continue to refine our efforts to establish effective distribution for our line of aesthetic products. Our Chairman, Kelvyn H. Cullimore, is personally managing the effort to establish this distribution. We recently shifted our distribution strategy to establishing dealers who are uniquely focused on the aesthetics market and also to cultivating national accounts and direct sales. Previously, we had attempted to establish a direct sales force for Synergie products. We changed our strategy because we believe that the dealer strategy requires less overhead expense, is more easily managed and will result in better local control of sales. Controlling and expanding the channels of distribution for these products is expected to ultimately increase sales and allow us to more fully access the potential of the aesthetics products market. We perceive this market to be both lucrative and expanding, particularly as aging baby boomers continue to look for ways to retain a youthful appearance.

Over the past two years, we have allocated resources to enhance our presence in the e-business arena. We have undertaken to improve the appearance and application of our corporate website and we are researching ways to apply electronic media and Internet solutions to better serve customer needs, access new business opportunities, reduce cost of operations, and stay technologically current in the way business is conducted. We believe the allocation of resources to developing e-business capabilities is critical to improving future performance and have made the establishment of these capabilities a focal strategy for this fiscal year. Our website may be viewed at www.dynatronics.com. This reference to our website is not intended to incorporate the contents of the website into or as a part of this report.

Based on these strategic initiatives, we are focusing our resources in the following areas:

        o Reinforce our position in the physical medicine market through an aggressive research and development campaign that will result in the introduction of several new products.

        o Continue implementation of our "Back to Basics" program which evaluates ways to improve margins and competitive pricing through strategic manufacturing processes and alliances as well as controlling expenses.

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

The forward-looking statements contained in this Report are made as of the date of this Report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations include:

        o The terrorist attacks in New York and Washington, D.C. on September 11, 2001, and the subsequent anthrax attacks on the East Coast of the United States have had an adverse effect on business, financial and general economic conditions in the United States. At this time we cannot predict the nature, extent, or duration of these effects on overall economic conditions generally, or on our business and operations specifically.

        o Market acceptance of our technologies, particularly our core therapy devices, Synergie AMS/MDA product line and Dynatron STS and Dynatron STS Rx products;

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

Item 3.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer/Chief Financial Officer and Chief Accounting Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, they have concluded that our current disclosure controls and procedures are effective in providing the material information required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

                           PART II. OTHER INFORMATION

Nasdaq Listing Maintenance Requirements. On July 29, 2002, we received notice from The Nasdaq Stock Market that for 30 trading days the price of our common stock had closed below the minimum $1.00 per share bid price required for continued listing on the Nasdaq SmallCap Market by Marketplace Rule 4450(a)(5). Under Marketplace Rule 4450(c)(2), we will be provided approximately one year, or until July 27, 2003, to regain compliance with the $1.00 minimum bid price requirement. We can regain compliance with the minimum bid price requirement if, at any time before July 27, 2003, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days. Should we fail to regain compliance, Nasdaq stated that it would provide us with written notification that our common stock will be delisted from the Nasdaq SmallCap Stock Market. Removal of our common stock from listing on the Nasdaq Stock Market would likely have an adverse impact on the trading price and liquidity of our common stock.

Item 6. Exhibits and Report on Form 8-K.
      (a)  Exhibits
           --------

      99.1 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)  Reports on Form 8-K.    None.
           -------------------

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   DYNATRONICS CORPORATION
                                   Registrant


Date    11/13/02                   s/ Kelvyn H. Cullimore, Jr.
     ---------------               -------------------------------------------
                                   Kelvyn H. Cullimore, Jr.
                                   President and Chief Executive Officer
                                   duly authorized officer)


Date    11/13/02                   /s/ Terry M. Atkinson
     ---------------               -------------------------------------------
                                   Terry M. Atkinson
                                   Controller
                                   (Chief Accounting Officer)

                                 CERTIFICATIONS

I, Kelvyn H. Cullimore, Jr. certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Dynatronics Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                       /s/ Kelvyn H. Cullimore, Jr.
                                     ---------------------------------------
                                     Kelvyn H. Cullimore, Jr.
                                     President and Chief Executive Officer



I, Terry M. Atkinson certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Dynatronics Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the
        `registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

                                         /s/ Terry M. Atkinson
                                        -------------------------------------
                                        Terry M. Atkinson
                                        Controller
                                        (Chief Accounting Officer)

                                                                   EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Dynatronics Corporation on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Kelvyn H. Cullimore, Jr., Chief Executive Officer and Terry M. Atkinson, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                       /s/ Kelvyn H. Cullimore, Jr.
                                       ----------------------------------------
                                       Kelvyn H. Cullimore, Jr.
                                       President and Chief Executive Officer
                                       Dynatronics Corporation

                                        /s/ Terry M. Atkinson
                                       ----------------------------------------
                                       Terry M. Atkinson
                                       Controller
                                       (Chief Accounting Officer)