Form 10QSB
period 2002-12-31
DYNATRONICS CORP
filed 2003-02-14
CIK 720875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the issuer's common stock, no par value, as of February 12, 2002 is 8,869,335.

Transitional Small Business Disclosure Format (Check One): Yes __ No  X
                                                                     ---

                             DYNATRONICS CORPORATION
                                TABLE OF CONTENTS



                                                                   Page Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements..................................................1

Unaudited Condensed Balance Sheets
December 31, 2002 and June 30, 2002...........................................1

Unaudited Condensed Statements of Income
Three and Six Months Ended December 31, 2002 and 2001.........................2

Unaudited Condensed Statements of Cash Flows
Six Months Ended December 31, 2002 and 2001...................................3

Notes to Unaudited Condensed Financial Statements.............................4

Item 2. Management's Discussion and Analysis or Plan of Operation............10

Item 3. Controls and Procedures..............................................19

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.................19

Item 5.  Other Information...................................................20

Item 6.  Exhibits and Report on Form 8-K.....................................20

                             DYNATRONICS CORPORATION
                            Condensed Balance Sheets
                                   (Unaudited)

                                                                                December 31,               June 30,
                                     Assets                                         2002                     2002
                                                                            --------------------     ------------------

Current assets:
   Cash                                                                     $           213,054                396,803
   Trade accounts receivable, less allowance for doubtful accounts
          of $191,557 December 31, 2002 and $165,763 at June 30, 2002                 3,209,786              3,156,436
  Other receivables                                                                      21,574                 58,202
   Inventories                                                                        4,085,652              3,836,751
   Prepaid expenses                                                                     466,627                359,000
   Deferred tax asset-current                                                           276,905                276,905
                                                                            --------------------     ------------------
          Total current assets                                                        8,273,598              8,084,097

Property and equipment, net                                                           3,318,656              3,345,059
Goodwill, net of accumulated amortization of $649,752 at
       December 31, 2002 and at June 30, 2002                                           789,422                789,422
Other assets                                                                            296,864                289,624
                                                                            --------------------     ------------------
                                                                            $        12,678,540             12,508,202
                                                                            ====================     ==================


            Liabilities and Stockholders' Equity

Current liabilities:
   Current installments of long-term debt                                   $           206,136                225,604
   Line of credit                                                                     1,003,389              1,435,689
   Accounts payable                                                                     773,082                318,905
   Accrued expenses                                                                     486,708                380,424
   Accrued payroll and benefit expenses                                                 197,324                208,504
   Income tax payable                                                                    25,005                 30,804
                                                                            --------------------     ------------------
          Total current liabilities                                                   2,691,644              2,599,930

Long-term debt, excluding current installments                                        1,859,449              1,950,309
Deferred compensation                                                                   293,941                282,229
Deferred tax liability - noncurrent                                                      99,160                 99,160
                                                                            --------------------     ------------------
          Total  liabilities                                                          4,944,194              4,931,628
                                                                            --------------------     ------------------

Stockholders' equity:
   Common stock, no par value.  Authorized 50,000,000 shares;
       issued 8,869,335 shares at December 31, 2002 and
       8,928,774 shares at June 30, 2002                                              2,478,981              2,638,677
   Treasury stock,  zero common shares at cost at
       December 31, 2002 and 59,439 at June 30, 2002                                          -               (159,696)
   Retained earnings                                                                  5,255,365              5,097,593
                                                                            --------------------     ------------------
          Total stockholders' equity                                                  7,734,346              7,576,574

                                                                            --------------------     ------------------






                                                                            --------------------     ------------------
                                                                            $        12,678,540             12,508,202
                                                                            ====================     ==================

See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION
                         Condensed Statements Of Income
                                   (Unaudited)

                                                              Three Months Ended                 Six Months Ended
                                                                 December 31                        December 31
                                                           2002               2001             2002              2001
                                                      ---------------   ---------------  ---------------   ---------------

Net sales                                             $    4,125,089         3,956,430        8,240,858         8,123,717
Cost of sales                                              2,534,141         2,360,452        4,984,309         4,795,800
                                                      ---------------   ---------------  ---------------   ---------------
         Gross profit                                      1,590,948         1,595,978        3,256,549         3,327,917

Selling, general, and administrative expenses              1,227,316         1,285,179        2,461,732         2,618,648
Research and development expenses                            242,023           164,654          454,083           326,090
                                                      ---------------   ---------------  ---------------   ---------------
         Operating income                                    121,609           146,145          340,734           383,179
                                                      ---------------   ---------------  ---------------   ---------------


Other income (expense):
   Interest income                                               856               873              866             2,896
   Interest expense                                          (43,794)          (74,145)         (89,670)         (155,258)
   Other income, net                                           1,827             2,159            4,610             4,497
                                                      ---------------   ---------------  ---------------   ---------------
         Total other income (expense)                        (41,111)          (71,113)         (84,194)         (147,865)
                                                      ---------------   ---------------  ---------------   ---------------

         Income before income taxes                           80,498            75,032          256,540           235,314

Income tax expense                                            30,992            28,512           98,768            91,950
                                                      ---------------   ---------------  ---------------   ---------------

         Net income                                   $       49,506            46,520          157,772           143,364
                                                      ===============   ===============  ===============   ===============

         Basic and diluted net income
           per common share                           $         0.01              0.01             0.02              0.02
                                                      ---------------   ---------------  ---------------   ---------------


Weighted average basic and diluted common shares outstanding  (note 2)

         Basic                                             8,869,335         8,854,335        8,869,335         8,842,776

         Diluted                                           8,869,335         8,883,477        8,869,335         8,918,139





See accompanying notes to condensed financial statements.

                             DYNATRONICS CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                               December 31
                                                                                          2002              2001
                                                                                    ----------------   --------------
Cash flows from operating activities:
  Net income                                                                        $       157,772          143,364
  Adjustments to reconcile net income to net cash provided by
        (used in) operating activities:
      Depreciation and amortization of property and equipment                               167,023          158,805
      Other amortization                                                                      3,662           43,607
      Provision for doubtful accounts                                                        36,000           24,000
      Provision for inventory obsolescence                                                  120,000          102,000
      Provision for warranty reserve                                                        105,664          113,828
      Provision for deferred compensation                                                    11,712           10,818
      Change in operating assets and liabilities:
         Receivables                                                                        (52,722)        (263,581)
         Inventories                                                                       (368,901)          99,118
         Prepaid expenses and other assets                                                 (118,529)        (165,532)
         Accounts payable and accrued expenses                                              443,617             (974)
         Income taxes payable                                                                (5,799)           9,450
                                                                                    ----------------   --------------

                  Net cash provided by operating activities                                 499,499          274,903
                                                                                    ----------------   --------------

Cash flows from investing activities:
  Capital expenditures                                                                     (140,620)         (80,001)
                                                                                    ----------------   --------------

Cash flows from financing activities:
  Principal payments on long-term debt                                                     (110,328)        (104,526)
  Net change in line of credit                                                             (432,300)          30,858
  Proceeds from sale of common stock                                                              -           14,065
                                                                                    ----------------   --------------

                  Net cash used in financing activities                                    (542,628)         (59,603)
                                                                                    ----------------   --------------

Net increase (decrease) in cash                                                            (183,749)         135,299

Cash at beginning of period                                                                 396,803          258,884
                                                                                    ----------------   --------------

Cash at end of period                                                               $       213,054          394,183
                                                                                    ================   ==============

Supplemental disclosures of cash flow information:
  Cash paid for interest                                                            $        94,091          148,130
  Cash paid for income taxes                                                                104,500           82,500
Supplemental disclosure of non-cash investing and financing activities:
  Common stock issued in exchange for cashless exercise of options
  using mature stock                                                                $             -           39,600

See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                December 31, 2002
                                   (Unaudited)


NOTE 1.  PRESENTATION

The financial statements as of December 31, 2002 and June 30, 2002 and for the six months ended December 31, 2002 and 2001 were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements for the two years ended June 30, 2002. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10-KSB filing.


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

In calculating net income per common share, the net income was the same for both the basic and diluted calculation. A reconciliation between the basic and diluted weighted-average number of common shares for the three and six months ended December 31, 2002 and 2001 is summarized as follows:

                                                        (Unaudited)                          (Unaudited)
                                                    Three Months Ended                    Six Months Ended
                                                       December 31,                         December 31,
                                                  2002              2001              2002               2001
                                             ---------------   ---------------    --------------    ---------------

Basic weighted average number of common
shares outstanding during the period              8,869,335         8,854,335          8,869,335          8,842,776

Weighted average number of dilutive common
stock options outstanding during the period               -            29,142                  -             75,363
                                             ---------------   ---------------    --------------    ---------------

Diluted weighted average number of common
and common equivalent shares outstanding
during the period                                 8,869,335         8,883,477          8,869,335          8,918,139
                                             ===============   ===============    ==============    ===============



Outstanding options not included in the computation of diluted net income per share for the three and six month periods ended December 31, 2002 and 2001 total 978,005 and 211,471 respectively, because to do so would have been anti-dilutive.


NOTE 3.  COMPREHENSIVE INCOME

For the periods ended December 31, 2002 and 2001, comprehensive income was equal to the net income as presented in the accompanying condensed statements of income.


NOTE 4.  INVENTORIES

Inventories consisted of the following:

                                                           December 31,               June 30,
                                                              2002                      2002
                                                         ---------------            -------------

         Raw Material                                    $    2,752,307                2,555,535
         Finished Goods                                       1,719,037                1,546,908
         Inventory Reserve                                     (385,692)                (265,692)
                                                         ---------------            -------------
                                                         $    4,085,652                3,836,751
                                                         ===============            =============

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment were as follows:

                                                          December 31,         June 30,
                                                             2002                2002
                                                         ---------------     -------------

         Land                                            $      354,743           354,743
         Buildings                                            2,896,928         2,871,286
         Machinery and equipment                              1,647,631         1,603,963
         Office equipment                                       413,435           352,502
         Vehicles                                                72,148            61,771
                                                         ---------------     -------------
                                                              5,384,885         5,244,265
         Less accumulated depreciation
            and amortization                                  2,066,229         1,899,206
                                                         ---------------     -------------

                                                         $    3,318,656         3,345,059
                                                         ===============     =============

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

Beginning July 1, 2002, the Company adopted the provisions of SFAS No. 142. In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Company performed an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. The Company has determined that it has one reporting unit. The Company determined its fair value using an independent appraisal firm and compared it to its book value. As of July 1, 2002, the fair value of the company exceeded the book value of the Company, therefore, there was not an indication of impairment. However, the publicly traded value, one of the indicators of the fair value of the Company, has decreased since July 1, 2002. If the publicly traded value of the Company does not increase prior to the Company's annual assessment date in the fourth quarter, impairment may be indicated. If upon the Company's annual assessment of the fair value of goodwill an impairment is indicated, the Company will be required to perform the second step of the impairment test. In the second step, the Company must compare the implied fair value of goodwill with the carrying amount of the Company's goodwill. The implied fair value of goodwill is determined by allocating the fair value of the Company to all of the assets (recognized and unrecognized) and liabilities of the Company in a manner similar to a purchase price allocation in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the goodwill.

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


                                                               Three months ended             Six months ended
                                                                December 31, 2001             December 31, 2001
                                                            --------------------------    --------------------------


Net income, as reported                                     $                  46,520                       143,364

   Amortization expense of goodwill, net of tax                                13,518                        27,036
                                                            --------------------------    --------------------------

Net income, as adjusted                                     $                  60,038                       170,400
Basic net income per share, as reported                     $                    0.01                          0.02
Diluted net income per share, as reported                                        0.01                          0.02
Amortization expense of goodwill basic and diluted
shares                                                                              -                             -
Basic net income per share, as adjusted                                          0.01                          0.02
Diluted net income per share, as adjusted                                        0.01                          0.02

                                                                              Year ended June 30,
                                                                       2002                          2001
                                                            ---------------------------   ---------------------------
Net income, as reported                                     $                  316,101                       334,179
   Amortization expense of goodwill, net of tax                                 57,018                        57,018
                                                            ---------------------------   ---------------------------
Net income, as adjusted                                     $                  373,119                       391,197
Basic net income per share, as reported                     $                     0.04                          0.04
Diluted net income per share, as reported                                         0.04                          0.04
Amortization expense of goodwill per basic
   and diluted share                                                              0.01                          0.01
Basic net income per share, as adjusted                                           0.04                          0.04
Diluted net income per share, as adjusted                                         0.04                          0.04



License Agreement. Identifiable intangible assets consist of a license agreement entered into on August 16, 2000 for a certain concept and process relating to a patent. The license agreement is being amortized over ten years on a straight-line basis. The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of the license agreement:

                                                                      As of                        As of
                                                                December 31, 2002              June 30, 2002
                                                            ---------------------------  ---------------------------
Gross carrying amount                                      $                    73,240                       73,240
Accumulated amortization                                                        17,090                       13,427
                                                            ---------------------------  ---------------------------
Net carrying amount                                        $                    56,150                       59,813

Amortization expense associated with the license agreement was $1,831 and $3,662, respectively, for the three and six months ended for both December 31, 2002 and 2001. Estimated amortization expense for the existing license agreement is expected to be $7,324 for each of the fiscal years ending June 30, 2003 through June 30, 2010.

NOTE 7.  PRODUCT WARRANTY RESERVE

The Company adopted the provisions of FASB Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, for the quarter ended December 31, 2002. The Company accrues the estimated costs to be incurred in connection with the Company's product warranty programs as products are sold based on historical warranty rates. A reconciliation of the changes in the warranty liability is as follows:

                                                                Three months ended             Three months ended
                                                                 December 31, 2002              December 31, 2001
                                                            ----------------------------    --------------------------


Beginning product warranty reserve balance                  $                   142,000                       118,000

Warranty repairs                                                                (46,254)                      (54,624)

Warranties issued                                                                59,401                        54,401

Changes in estimated warranty costs                                              (7,147)                        6,223
                                                            ----------------------------    --------------------------

Ending product warranty liability balance                   $                   148,000                       124,000
                                                            ============================    ==========================

                                                                  Six months ended               Six months ended
                                                                 December 31, 2002              December 31, 2001
                                                            ----------------------------     -------------------------


Beginning product warranty reserve balance                  $                   136,000                       112,000

Warranty repairs                                                                (93,664)                     (101,828)

Warranties issued                                                               118,668                       111,701

Changes in estimated warranty costs                                             (13,004)                        2,127
                                                            ----------------------------     -------------------------

Ending product warranty liability balance                   $                   148,000                       124,000
                                                            ============================     =========================



NOTE 8. COMMON STOCK.

During the six months ended December 31, 2002 the Company canceled 59,439 shares of treasury stock.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Financial Statements (unaudited) and Notes thereto appearing elsewhere in this report on Form 10-QSB.

Results of Operations

During the second fiscal quarter ended December 31, 2002, sales increased 4% to $4,125,089, compared to $3,956,430 during the same quarter of the previous year. During the six months ended December 31, 2002, sales rose to $8,240,858, 1% higher than the $8,123,717 in sales during the six months ended December 31, 2001. Net income increased 6% during the quarter ended December 31, 2002, to $49,506, compared to $46,520 in the same quarter in 2001. Net income increased 10% during the six months ended December 31, 2002, to $157,772, up from $143,364 in the prior year period.

The improved results of operations during the three and six months ended December 31, 2002 reflect the efforts of our Back to Basics initiatives. For the past year, management has been evaluating and refining the company's manufacturing processes in order to reduce costs and permit more competitive pricing on certain products. As a result, manufacturing efficiencies are improving for several product lines due to better material and component sourcing, in-house manufacturing of certain high-volume products and automation of key manufacturing processes. The focus of these manufacturing improvements has been primarily on medical supply products and treatment tables, which carry lower margins than our therapy devices and aesthetic products. Increased sales objectives are starting to be realized and manufacturing efficiencies are still improving. To the extent sales of these lower margin products increases more rapidly than higher margin products, there is a corresponding effect of decreasing gross margins as occurred in the current reporting period. Management expects margins to show improvement as new higher margin products are introduced over the coming quarters and ongoing improvements in operating efficiencies are realized further improving margins.

During the quarter ended December 31, 2002, we completed development of and introduced the Dynatron STSi device. This device combines the company's new STS chronic pain technology with its well-established interferential acute pain modality in order to target a much broader segment of the pain market. Because it carries a lower selling price than previous STS technology devices, the STSi will allow the introduction of the STS technology to a broader segment of the physical medicine market. Shipments of the new device began the end of November, 2002 with approximately 70 units sold in the first five weeks.

Another focus of management over the past year has been the reduction of inventory and accounts receivable, which have a combined decrease of approximately $900,000 from December 31, 2001 to December 31, 2002. These improvements, together with other cash flows generated from operations, helped reduce the outstanding balance on our line of credit facility from $2.9 million to $1 million during the past year. As a result, interest expense was reduced by approximately $30,000 during the quarter ended December 31, 2002. Also, the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which was required as of July 1, 2002, reduced the expense associated with the amortization of goodwill and intangible assets for the three and six-months ended December 31, 2002, to $1,831 and

$3,662 respectively compared to $23,635 and $47,270, for the same periods in 2001. This resulted in savings of $21,804 and $43,608 for the current reporting periods in 2002. For a more complete discussion of the effects of Standard No. 142, including the potential future impact of goodwill impairment assessments, please refer to Note 6 in the accompanying financial statements.

During the quarter ended December 31, 2002 total gross profit was $1,590,948 or 38.6% of sales compared to $1,595,978 or 40.3% of sales in the quarter ended December 31, 2001. Gross profit for the six months ended December 31, 2002 was $3,256,549 or 39.5% of sales compared to $3,327,917 or 41.0% of sales in the quarter ended December 31, 2001. The decrease in gross margin as a percent of sales in the quarter and six month periods reflects a shift in product mix due to increased sales of treatment tables and supplies which carry lower margins compared to therapy and aesthetic devices. Going forward, we believe gross profit as a percentage of sales will improve as a result of our strategic initiatives to lower manufacturing costs through the automation of certain manufacturing processes and overseas sourcing of higher-volume products. In addition, we plan to introduce several new, high-margin products during this calendar year, which are expected to increase overall margins.

Selling, general and administrative (SG&A) expenses for the quarter ended December 31, 2002, decreased to $1,227,316 or 29.8% of sales compared to $1,285,179 or 32.5% of sales in the quarter ended December 31, 2001. SG&A expenses for the six-months ended December 31, 2002 were $2,461,732 or 29.9% of sales compared to $2,618,648 or 32.2% of sales for the six months ended December 31, 2001. The decrease in SG&A expenses reflects our efforts during the year to reduce operating expenses through the Back to Basics program. Through this program, we have realized reductions in overhead expenses as well as certain selling expenses. We also realized savings in labor expense related to personnel reductions. In addition, as a result of the adoption of new accounting pronouncements affecting the amortization of goodwill, $21,804 and $43,608, respectively of goodwill expense was eliminated in the three and six months ended December 31, 2002.

Since June 30, 2002, Dynatronics has launched a concentrated research and development (R&D) campaign to develop several new products including a low-power laser device, the STSi combination STS/Interferential device, and a redesign of our primary line of therapy devices. In addition, we have undertaken important clinical research studies related to the STS and laser technologies. R&D expenses during the quarter ended December 31, 2002 totaled $242,023, compared to $164,654 in the quarter ended December 31, 2001, an increase of $77,369 or 47%. R&D expenses during the six-months ended December 31, 2002 increased $127,993 to $454,083 compared to $326,090 for the same period in 2001. R&D expenses for the balance of the fiscal year are expected to continue to show increases over prior periods in accordance with our strategic plans for introducing new products.

Pre-tax profit for the quarter ended December 31, 2002 was $80,498 compared to $75,032 during the same period of the prior year. Pre-tax profit for the six months ended December 31, 2002 was $256,540 compared to $235,314 in 2001. These increases are a result of reduced expenses achieved through the Back to Basics program together with lower interest expense and the elimination of goodwill expense during the current fiscal year periods.

Income tax expense for the three months ended December 31, 2002 was $30,992 compared to $28,512 in the three months ended December 31, 2001. The effective tax rate for the quarter ended December 31, 2002 was 38.5% compared to 38.0% in the quarter ended December 31, 2001. Income tax expense for the six months ended December 31, 2002 was $98,768 compared to $91,950 in the six months ended December 31, 2001. The effective tax rate for the six months ended December 31, 2002 was 38.5% compared to 39.1% in the same period in 2001.

Net income increased 6% for the quarter ended December 31, 2002, to $49,506 (approximately $.01 per share), compared to $46,520 (approximately $.01 per share) in the same quarter in 2001. Net income increased 10% for the six months ended December 31, 2002, to $157,772 (approximately $.02 per share), compared to $143,364 (approximately $.02 per share) during the six months ended December 31, 2001. The improvement in profitability is due primarily to reduced overhead expenses, the elimination of goodwill amortization due to changes in accounting rules and the reduction of interest expense. Additionally, management expects that efforts now underway to develop new products and improve operating efficiencies will further contribute to overall performance in the coming quarters.

Liquidity and Capital Resources

The company has financed its operations through available borrowings under its credit line facility and from cash provided by operations. The company had working capital of $5,581,954 at December 31, 2002, inclusive of the current portion of long-term obligations and credit facilities, as compared to working capital of $5,484,167 at June 30, 2002. The increase in working capital is primarily attributable to the increased turns on inventories and the continued payments on current obligations outstanding.

We expect that cash flows from operations, together with amounts available under an existing bank line of credit will be adequate to meet working capital needs related to our business and planned capital expenditures for the next 12 months.

The current ratio at December 31, 2002 and June 30, 2002 was 3.1 to 1. Current assets represent 65% of total assets at December 31, 2002.

Net accounts receivable at December 31, 2002 were $3,209,786 compared to $3,156,436 at June 30, 2002. The days of sales outstanding in accounts receivable increased to 72 days at December 31, 2002 compared to 71 days at June 30, 2002. Accounts receivable are from the dealer network and are generally considered to be within term.

All accounts payable are within term. We continue to take advantage of available payment discounts when possible.

During the quarter, we renewed a revolving line of credit facility with a commercial bank in the amount of $4,500,000. Borrowing limitations are based on 30% of eligible inventory and up to 80% of eligible accounts receivable. The outstanding balance on the line of credit at December 31, 2002 was $1,003,389 compared to $1,435,689 at June 30, 2002. The line of credit is secured by inventory and accounts receivable and bears interest at the bank's prime rate, which was 4.25% per annum at December 31, 2002. This line is subject to annual renewal and matures on December 1, 2003. Accrued interest is payable monthly.

Inventory levels, net of reserves, totaled $4,085,652 at December 31, 2002, compared to $3,836,751 at June 30, 2002. We expect inventory levels during the latter part of fiscal year 2003 to increase concurrently with the introduction of several new products currently being developed, including a low-power laser device.

Long-term debt excluding current installments totaled $1,859,449 at December 31, 2002, compared to $1,950,309 at June 30, 2002. Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee. The principal balance on the mortgage loans is approximately $1.9 million with monthly principal and interest payments of $21,409.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any risks related to these policies on our business operations are discussed in Management's Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, see Notes to the Financial Statements (Note 1) included in our Annual Report on Form 10-KSB for the year ended June 30, 2002. In all material respects, the accounting principles that are utilized conform with generally accepted accounting principles in the United States of America.

The preparation of this quarterly report on Form 10-QSB requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate these estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Inventory Reserves

The nature of our business requires that we maintain sufficient inventory on hand at all times to meet the requirements of our customers. We record finished goods inventory at the lower of standard cost, which approximates actual costs (first-in, first-out) or market. Raw materials are stated at the lower of cost (first-in, first-out), or market. Inventory valuation reserves are maintained for the estimated impairment of the inventory. Impairment may be a result of slow moving or excess inventory, product obsolescence or changes in the valuation of the inventory. In determining the adequacy of reserves, we analyze the following, among other things:

           o Current inventory quantities on hand;
           o Product acceptance in the marketplace;

           o Customer demand;
           o Historical sales;
           o Forecast sales;
           o Product obsolescence; and
           o Technological innovations.

Any modifications to estimates of inventory valuation reserves are reflected in the cost of goods sold within the statements of income during the period in which such modifications are determined necessary by management. At December 31, 2002 and June 30, 2002, our inventory valuation reserve balance was $385,692 and $265,692, respectively and our inventory balance was $4,085,652 and $3,836,751 net of reserves, respectively.

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

Allowance for Doubtful Accounts

We must make estimates of the collectibility of accounts receivable. In doing so, we analyze accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $3,209,786 and $3,156,436, net of allowance for doubtful accounts of $191,557 and $165,763, at December 31, 2002 and June 30, 2002, respectively.

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB Statement No. 123. This Statement amends FASB statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company plans to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company is required and plans to adopt the disclosure provisions of SFAS No. 148 for the quarter ending March 31, 2003.

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

A recent change in the regulatory landscape now allows the introduction of low-power laser devices for the treatment of pain. In support of a planned submission to the Food and Drug Administration to obtain clearance to market the new laser, the company is currently funding a clinical study at multiple research sites including universities and clinics. The study will evaluate the efficacy of the laser in treating wrist pain such as Carpal Tunnel Syndrome, a claim that FDA has recently allowed for low-power lasers. We believe our device will not only be more affordable, but also technically superior to anything currently sold in the domestic market.

In addition to the low-power laser device, over the next six months we expect to introduce a new line of electrotherapy and ultrasound products incorporating advanced technology features and design. This new line of products is expected to further enhance our share of the electrotherapy and ultrasound market.

Over the past year, we strengthened our manufacturing capabilities with the goal of improving margins and competitive pricing capability. To that end, some products previously contracted to other manufacturers are being converted to in-house manufacturing. Other products are being contracted for overseas manufacturing.

During the remainder of fiscal year 2003, we will continue to emphasize our Back to Basics plan. Resources are being allocated to strengthen our core market emphasis and products. We will incur more research and development expense in 2003 than at any time since the early days of seeking FDA approval for our first low-power laser product. All of these efforts are designed to increase market share and improve profitability in the coming years.

In August 2000, we acquired an exclusive license for the patented STS technology for treating chronic pain. Two devices incorporating the new technology - the Dynatron STS clinical unit and the Dynatron STS Rx prescription unit for home use - were introduced in fiscal year 2001. The treatment delivered by these devices is referred to as Sympathetic Therapy or STS Therapy. In November 2002, we introduced the Dynatron STSi combination therapy device. This device provides both the STS chronic pain treatment technology together with interferential therapy for treating patients with acute pain.

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

Another important part of our strategic plan is the expansion of worldwide marketing efforts. In March 2001, our Salt Lake operation, where all electrotherapy, ultrasound, STS devices and Synergie products are manufactured, was designated an ISO 9001 certified facility. That certification was renewed in July, 2002. With this designation, we can market products manufactured in this facility in any country that recognizes the CE Mark. We are now working to establish effective distribution of these products in the European Community.

To take full advantage of the opportunities of the aesthetics market, we will continue to refine our efforts to establish effective distribution for our line of aesthetic products. Our Chairman, Kelvyn H. Cullimore, continues to personally manage the effort to establish this distribution. Controlling and expanding the channels of distribution for these products is expected to ultimately increase sales and allow us to more fully access the potential of the aesthetics products market. We perceive this market to be both lucrative and expanding, particularly as aging baby boomers continue to look for ways to retain a youthful appearance.

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

Based on these strategic initiatives, we are focusing our resources in the following areas:

        o Reinforce our position in the physical medicine market through an aggressive research and development campaign that will result in the introduction of several new products over the coming 12 months.

        o Continue implementation of our Back to Basics program which evaluates ways to improve margins and competitive pricing through strategic manufacturing processes and alliances as well as controlling expenses.

        o Maximize sales of the Dynatron STS technology in the face of limited reimbursement and better educate the medical and insurance communities on the efficacy of STS treatments. This includes conducting additional research and other related activities to obtain broader support from the medical and insurance communities.

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

The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations include:

        o Market acceptance of our technologies, particularly our core therapy devices, Synergie AMS/MDA product line and Dynatron STS, STSi and Dynatron STS Rx products;

        o Clinical outcomes of research studies regarding STS and the laser. Also, obtaining insurance company reimbursement for STS treatments and the home prescription Dynatron STS Rx device;

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

        o     Potential adverse effect of taxation; and

        o The ability to obtain required financing to meet changes or other risks described above.

Item 3.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Based upon their review, the company's principal executive officer and principal financial officer have concluded that the current disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c) are effective in providing the material information required to be disclosed in the reports we file or submit under the Exchange Act. Their review was completed as of a date within 90 days before the filing date of this quarterly report Changes in Internal Controls. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

                           PART II. OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders.

At the company's Annual Meeting of Shareholders held on November 19, 2002, the shareholders of the company voted on the following proposals:

         Proposal 1 - To elect seven directors, each to serve until the next annual meeting of shareholders and until his successor is elected and shall have qualified. Those nominated were all currently serving as directors of the company, i.e., Kelvyn H. Cullimore, Kelvyn H. Cullimore, Jr., Larry K. Beardall,
E. Keith Hansen MD, Joseph H. Barton, Howard L. Edwards and Val J. Christensen.

         Proposal 2 - To approve the Audit Committee's selection of KPMG LLP as the company's independent auditors for the year ending June 30, 2003.

         Each of the proposals was approved by the requisite majority of the shares cast at the annual meeting. The following table summarizes the voting results:


                                         For          Against      Abstain
         Proposal 1:
           Mr. Cullimore                7,614,919       14,400         60,713
           Mr. Cullimore, Jr.           7,626,619        2,700         60,713
           Mr. Beardall                 7,627,119        2,200         60,713
           Dr. Hansen                   7,628,119        1,200         60,713
           Mr. Christensen              7,626,019        3,300         60,713
           Mr. Barton                   7,624,619        4,700         60,713
           Mr. Edwards                  7,624,603        4,716         60,713

                                         For          Against      Abstain
         Proposal 2:
                                        7,674,916       11,516          9,600

Item 5.   Other Information.

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


                                      DYNATRONICS CORPORATION
                                      Registrant


Date        2/14/03                   /s/ Kelvyn H. Cullimore, Jr.
     ----------------------           ------------------------------------------
                                      Kelvyn H. Cullimore, Jr.
                                      President and Chief Executive Officer
                                      (duly authorized officer)


Date        2/14/03                   /s/ Terry M. Atkinson
     ----------------------           ------------------------------------------
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

        3. Based on my knowledge, the financial statements, and other inancial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: February 14, 2003

                                      /s/ Kelvyn H. Cullimore, Jr.
                                    --------------------------------------------
                                    Kelvyn H. Cullimore, Jr.
                                    President and Chief Executive Officer



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


Date: February 14, 2003

                                     /s/ Terry M. Atkinson
                                    -------------------------------------------
                                    Terry M. Atkinson
                                    Controller
                                    (Chief Accounting Officer)

                                                                    EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Dynatronics Corporation on Form 10-QSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Kelvyn H. Cullimore, Jr., Chief Executive Officer and Terry M. Atkinson, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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