Form 10QSB
period 2003-03-31
DYNATRONICS CORP
filed 2003-05-15
CIK 720875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003.

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


The number of shares outstanding of the issuer's common stock, no par value, as of May 10, 2003 is 8,869,335.

Transitional Small Business Disclosure Format (Check one): Yes __ No  X
                                                                     ----

                             DYNATRONICS CORPORATION
                                   FORM 10-QSB
                                 MARCH 31, 2003
                                TABLE OF CONTENTS



                                                                     Page Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements..................................................1

Unaudited Balance Sheets
March 31, 2003 and June 30, 2002..............................................1

Unaudited Statements of Income
Three and Nine Months Ended March 31, 2003 and 2002...........................2

Unaudited Statements of Cash Flows
Nine Months Ended March 31, 2003 and 2002.....................................3

Notes to Unaudited Financial Statements.......................................5

Item 2. Management's Discussion and Analysis or Plan of Operation............12

Item 3. Controls and Procedures..............................................20

PART II. OTHER INFORMATION

Item 5.  Other Information...................................................20

Item 6.  Exhibits and Report on Form 8-K.....................................20

                             DYNATRONICS CORPORATION
                                 Balance Sheets
                                   (Unaudited)

                                                                         March 31,              June 30,
                                                Assets                     2003                   2002
                                                                     ----------------       ----------------
Current assets:
   Cash                                                              $       427,934               396,803
   Trade accounts receivable, less allowance for doubtful
   accounts of $187,156 March 31, 2003 and $165,763 at
   June 30, 2002                                                           3,102,706              3,156,436
  Other receivables                                                           14,450                 58,202
   Inventories                                                             4,244,445              3,836,751
   Prepaid expenses                                                          516,291                359,000
   Prepaid income taxes                                                          104                      -
   Deferred tax asset-current                                                276,905                276,905
                                                                     ----------------       ----------------
          Total current assets                                             8,582,731              8,084,097

Property and equipment, net                                                3,250,750              3,345,059
Goodwill, net of accumulated amortization of $649,752 at
       March 31, 2003 and at June 30, 2002                                   789,422                789,422
Other assets                                                                 300,484                289,624
                                                                     ----------------       ----------------
                                                                     $    12,923,387             12,508,202
                                                                     ================       ================

            Liabilities and Stockholders' Equity

Current liabilities:
   Current installments of long-term debt                            $       191,721                225,604
   Line of credit                                                          1,411,176              1,435,689
   Accounts payable                                                          570,980                318,904
   Accrued expenses                                                          496,528                380,424
   Accrued payroll and benefit expenses                                      280,254                208,504
   Income tax payable                                                              -                 30,804
                                                                     ----------------       ----------------
          Total current liabilities                                        2,950,659              2,599,929

Long-term debt, excluding current installments                             1,816,171              1,950,309
Deferred compensation                                                        299,797                282,229
Deferred tax liability - noncurrent                                           99,160                 99,160
                                                                     ----------------       ----------------
          Total  liabilities                                               5,165,787              4,931,627
                                                                     ----------------       ----------------

Stockholders' equity:
   Common stock, no par value. Authorized 50,000,000 shares;
   issued 8,869,335 shares at March 31, 2003 and 8,928,774
   shares at June 30, 2002                                                2,478,981              2,638,677

   Treasury stock at cost, zero common shares at March 31, 2003
    and 59,439 at June 30, 2002                                                    -               (159,696)
   Retained earnings                                                       5,278,619              5,097,594
                                                                     ----------------       ----------------
          Total stockholders' equity                                       7,757,600              7,576,575
                                                                     ----------------       ----------------
                                                                     $    12,923,387             12,508,202
                                                                     ================       ================


                 See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION
                              Statements Of Income
                                   (Unaudited)

                                                         Three Months Ended                    Nine Months Ended
                                                             March 31,                             March 31,
                                                      2003               2002               2003               2002
                                               -----------------------------------------------------------------------------


Net sales                                      $      4,163,291          4,159,244         12,404,150         12,282,961
Cost of sales                                         2,568,237          2,539,529          7,552,546          7,335,329

                                               -----------------------------------------------------------------------------
 Gross profit                                         1,595,054          1,619,715          4,851,604          4,947,632

Selling, general, and administrative expenses         1,245,921          1,250,614          3,707,654          3,869,262
Research and development expenses                       271,344            171,891            725,426            497,981

                                               -----------------------------------------------------------------------------
 Operating income                                        77,789            197,210            418,524            580,389
                                               -----------------------------------------------------------------------------

Other income (expense):

   Interest income                                          973                800              1,839              3,696
   Interest expense                                     (41,921)           (66,492)          (131,591)          (221,750)

   Other income, net                                        795              1,241              5,404              5,738

                                               -----------------------------------------------------------------------------
 Total other income (expense)                           (40,153)           (64,451)          (124,348)          (212,316)
                                               -----------------------------------------------------------------------------

 Income before income taxes                              37,636            132,759            294,176            368,073
  Income tax expense                                     14,383             49,837            113,151            141,787

                                               -----------------------------------------------------------------------------

Net income                                     $         23,253             82,922            181,025            226,286
                                               =============================================================================

 Basic and diluted net income

   per common share                            $           0.00               0.01               0.02               0.03
                                               -----------------------------------------------------------------------------

Weighted average basic and diluted
 common shares outstanding  (note 2)

 Basic                                                8,869,335          8,865,835          8,869,335          8,850,350

 Diluted                                              8,869,335          8,898,061          8,869,335          8,902,927









                 See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                               Nine Months Ended
                                                                                                   March 31,
                                                                                            2003               2002
                                                                                      ------------------ -----------------
Cash flows from operating activities:

Net income                                                                            $       181,025           226,286
  Adjustments to reconcile net income to net cash provided by operating activities:
               Depreciation and amortization of property and equipment                        262,811           243,613
               Other amortization                                                               5,493            70,905
               Provision for doubtful accounts                                                 54,000            36,000
               Provision for inventory obsolescence                                           180,000           153,000
               Provision for warranty reserve                                                 154,960           184,600
               Provision for deferred compensation                                             17,568            16,227
               Change in operating assets and liabilities:
                  Receivables                                                                  43,482          (372,779)
                  Inventories                                                                (587,694)          251,784
                  Prepaid expenses and other assets                                          (173,644)         (130,121)
                  Prepaid income tax                                                                -             9,450
                  Accounts payable and accrued expenses                                       284,970             9,012
                  Income taxes payable                                                        (30,804)           36,237
                                                                                      ------------------ -----------------
               Net cash provided by operating activities                                      392,167           734,214
                                                                                      ------------------ -----------------


  Capital expenditures                                                                       (168,502)         (117,515)
                                                                                      ------------------ -----------------

                                                                                      ------------------ -----------------
Cash flows from financing activities:
  Principal payments on long-term debt                                                       (168,021)         (164,885)
  Net change in line of credit                                                                (24,513)         (419,353)
  Proceeds from sale of common stock                                                                -            28,765
                                                                                      ------------------ -----------------
                                Net cash used in financing activities                        (192,534)         (555,473)
                                                                                      ------------------ -----------------
Net increase decrease in cash                                                                  31,131            61,226
Cash at beginning of period                                                                   396,803           258,884
                                                                                      ------------------ -----------------
Cash at end of period                                                                 $       427,934           320,110
                                                                                      ================== =================

                             DYNATRONICS CORPORATION
                      Statements of Cash Flows (Continued)
                                   (Unaudited)




Supplemental disclosures of cash flow information:
  Cash paid for interest                                                              $        139,381        227,276
  Cash paid for income taxes
                                                                                               144,059         96,100
Supplemental disclosure of non-cash investing and financing activities:
  Common stock issued in exchange for cashless exercise of options using mature stock
                                                                                      $              -         39,600




































                 See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)


NOTE 1.  PRESENTATION

The financial statements as of March 31, 2003 and June 30, 2002 and for the three and nine months ended March 31, 2003 and 2002 were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. Certain amounts in the prior period have been reclassified to conform with current period presentation. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements for the two years ended June 30, 2002. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10-KSB filing.


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

In calculating net income per common share, the net income was the same for both the basic and diluted calculation. A reconciliation between the basic and diluted weighted-average number of common shares for the three and nine months ended March 31, 2003 and 2002 is summarized as follows:

                                                        (Unaudited)                          (Unaudited)
                                                    Three Months Ended                   Nine Months Ended
                                                        March 31,                            March 31,
                                                  2003              2002              2003               2002
                                             ---------------   ---------------    --------------    ---------------

Basic weighted average number of common
shares outstanding during the period              8,869,335         8,865,835         8,869,335          8,850,350

Weighted average number of dilutive common
stock options outstanding during the period               -            32,226                 -             52,577
                                             ---------------   ---------------    --------------    ---------------

Diluted weighted average number of common
and common equivalent shares outstanding
during the period                                 8,869,335         8,898,061         8,869,335          8,902,927
                                             ===============   ===============    ==============    ===============

Outstanding options not included in the computation of diluted net income per share for the three month periods ended March 31, 2003 and 2002 total 1,016,627 and 504,238 and for the nine month periods ended March 31, 2003 and 2002 total 1,016,627 and 211,471 respectively, because to do so would have been anti-dilutive.


NOTE 3.  COMPREHENSIVE INCOME

For the periods ended March 31, 2003 and 2002, comprehensive income was equal to the net income as presented in the accompanying statements of income.


NOTE 4.  INVENTORIES

Inventories consisted of the following:

                                                      March 31,                        June 30,
                                                        2003                             2002
                                               ------------------------           --------------------

          Raw Material                          $        2,454,959                      2,555,535
          Finished Goods                                 2,234,662                      1,546,908
          Inventory Reserve                               (445,176)                      (265,692)
                                                   --------------------           --------------------
                                                $        4,244,445                      3,836,751
                                                   ====================           ====================

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment were as follows:

                                                March 31, 2003                      June 30, 2002
                                           -------------------------            ----------------------

Land                                       $                354,743                           354,743
Buildings                                                 2,897,223                         2,871,286
Machinery and equipment                                   1,680,743                         1,603,963
Office equipment                                            414,571                           352,502
Vehicles                                                     65,487                            61,771
                                               ---------------------            ----------------------
                                                          5,412,767                         5,244,265

Less accumulated depreciation
and amortization                                          2,162,017                         1,899,206
                                               ---------------------            ----------------------

                                           $              3,250,750                         3,345,059
                                               =====================            ======================


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

Beginning July 1, 2002, the Company adopted the provisions of SFAS No. 142. In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Company performed an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. The Company has determined that it has one reporting unit. The Company determined its fair value using an independent appraisal firm and compared it to its book value. As of July 1, 2002, the fair value of the Company exceeded the book value of the Company; therefore, there was not an indication of impairment. However, the publicly traded value, one of the indicators of the fair value of the Company, has decreased since July 1, 2002. If the publicly traded value of the Company does not increase prior to the Company's annual assessment date in the fourth quarter, impairment may be indicated. If upon the Company's annual assessment of the fair value of goodwill, an impairment is indicated, the Company will be required to perform the second step of the impairment test. In the second step, the Company must compare the implied fair value of goodwill with the carrying amount of the Company's goodwill. The implied fair value of goodwill is determined by allocating the fair value of the Company to all of the assets (recognized and unrecognized) and liabilities of the Company in a manner similar to a purchase price allocation in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the goodwill.

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

                                                                      Three months ended            Nine months ended
                                                                        March 31, 2002                March 31, 2002
                                                                  ---------------------------    -------------------------
Net income, as reported                                           $                   82,922                      226,286
 Amortization expense of goodwill, net of tax                                         14,255                       42,764
                                                                  ---------------------------    -------------------------
Net income, as adjusted                                           $                   97,177                      269,050
Basic net income per share, as reported                           $                     0.01                         0.03
Diluted net income per share, as reported                                               0.01                         0.03
Amortization expense of goodwill basic and diluted shares                                  -                            -
Basic net income per share, as adjusted                                                 0.01                         0.03
Diluted net income per share, as adjusted                                               0.01                         0.03

                                                                                   Year ended June 30,
                                                                            2002                         2001
                                                                ----------------------------- ----------------------------
Net income, as reported                                           $                  316,101                      334,179
   Amortization expense of goodwill, net of tax                                       57,018                       57,018
                                                                ----------------------------- ----------------------------
Net income, as adjusted                                           $                  373,119                      391,197
Basic net income per share, as reported                           $                     0.04                         0.04
Diluted net income per share, as reported                                               0.04                         0.04
Amortization expense of goodwill per basic
   and diluted share                                                                    0.01                         0.01
Basic net income per share, as adjusted                                                 0.04                         0.04
Diluted net income per share, as adjusted                                               0.04                         0.04

License Agreement. Identifiable intangible assets consist of a license agreement entered into on August 16, 2000 for a certain concept and process relating to a patent. The license agreement is being amortized over ten years on a straight-line basis. The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of the license agreement:

                                             As of                        As of
                                         March 31, 2003               June 30, 2002
                                   ---------------------------  ---------------------------
Gross carrying amount             $                    73,240                       73,240

Accumulated amortization                               18,921                       13,427
                                   ---------------------------  ---------------------------
Net carrying amount               $                    54,319                       59,813


Amortization expense associated with the license agreement was $1,831 and $5,493, respectively, for the three and nine months ended for both March 31, 2003 and 2002. Estimated amortization expense for the existing license agreement is expected to be $7,324 for each of the fiscal years ending June 30, 2003 through June 30, 2010.


NOTE 7.  PRODUCT WARRANTY RESERVE

The Company adopted the provisions of FASB Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, for the quarter ended March 31, 2003. The Company accrues the estimated costs to be incurred in connection with the Company's product warranty programs as products are sold based on historical warranty rates. A reconciliation of the changes in the warranty liability is as follows:

                                                                   Three months ended           Three months ended
                                                                     March 31, 2003               March 31, 2002
                                                                -------------------------    --------------------------

Beginning product warranty reserve balance                        $              148,000                       124,000
Warranty repairs                                                                (43,296)                      (64,771)
Warranties issued                                                                 59,951                        57,190
Changes in estimated warranty costs                                             (10,655)                        13,581
                                                                -------------------------    --------------------------
Ending product warranty reserve balance                           $              154,000                       130,000
                                                                =========================    ==========================

                                                                   Nine months ended             Nine months ended
                                                                     March 31, 2003               March 31, 2002
                                                                -------------------------    --------------------------

Beginning product warranty reserve balance                        $              136,000                       112,000
Warranty repairs                                                               (136,960)                     (166,600)
Warranties issued                                                                178,620                       168,891
Changes in estimated warranty costs                                             (23,660)                        15,709
                                                                -------------------------    --------------------------
Ending product warranty reserve balance                           $              154,000                       130,000
                                                                =========================    ==========================

NOTE 8. COMMON STOCK.

During the nine months ended March 31, 2003 the Company canceled 59,439 shares of treasury stock.


NOTE 9. EMPLOYEE STOCK COMPENSATION

The Company employs the footnote disclosure provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 123 encourages entities to adopt a fair-value-based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). The Company has elected to apply the provisions of APB
25. Accordingly, no compensation expense has been recognized for the stock option plan. Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

                                                                 Three months ended              Three months ended
                                                                   March 31, 2003                  March 31, 2002
                                                             ----------------------------    ----------------------------

Net income as reported                                   $                        23,253                          82,922
Less: pro forma adjustment for stock-based
compensation, net of income tax                                                   (8,622)                         (9,679)
                                                             ----------------------------    ----------------------------
Pro forma net income                                     $                        14,631                          73,243
                                                             ============================    ============================

Basic net income per share:
As reported                                                                            -                            0.01
Effect of pro forma adjustment                                                         -                               -
Pro forma                                                                              -                            0.01

Diluted net income per share:
As reported                                                                            -                            0.01
Effect of pro forma adjustment                                                         -                               -
Pro forma                                                                              -                            0.01

                                                                  Nine months ended               Nine months ended
                                                                   March 31, 2003                  March 31, 2002
                                                             ----------------------------    ----------------------------

Net income as reported                                       $                   181,025                         226,286
Less: pro forma adjustment for stock-based
compensation, net of income tax                                                  (27,931)                        (57,618)
                                                             ----------------------------    ----------------------------
Pro forma net income                                         $                   153,094                         168,668
                                                             ============================    ============================

Basic net income per share:
As reported                                                                         0.02                            0.03
Effect of pro forma adjustment                                                         -                           (0.01)
Pro forma                                                                           0.02                            0.02

Diluted net income per share:
As reported                                                                         0.02                            0.03
Effect of pro forma adjustment                                                         -                           (0.01)
Pro forma                                                                           0.02                            0.02


The per share weighted-average fair value of stock options granted for the three months ended March 31, 2003 and 2002 was $.52 and $.83 per share, and for the nine months ended March 31, 2003 and 2002 was $.56 and $.89 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:


                            Three months ended      Three months ended
                              March 31, 2003          March 31, 2002
                          ----------------------  ------------------------

Expected dividend yield             0%                      0%
Risk-free interest rate        3.46 - 3.66%            4.34 - 5.14%
Expected volatility                89-90%                 94 - 95%
Expected life                   5 & 7 years             5 & 7 years

                             Nine months ended       Nine months ended
                              March 31, 2003          March 31, 2002
                          ----------------------- ------------------------

Expected dividend yield             0%                      0%
Risk-free interest rate        3.46 - 4.42%            4.34 - 5.14%
Expected volatility                89-90%                90 - 95%
Expected life                   5 & 7 years             5 & 7 years

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements (unaudited) and Notes thereto appearing elsewhere in this report on Form 10-QSB.

Results of Operations

Over the past two years, our national economy has faced difficult times. The rate of economic growth in the United States has slowed dramatically, and in many sectors, even declined. In assessing the situation, we realized that we could either continue with the status quo, or we could make a bold move to grow the Company. We decided on the latter. Our major focus this fiscal year centers around an aggressive research and development (R&D) campaign to develop several new products including powered therapy tables, a low-power laser, an infrared light therapy device, the STSi combination device, proprietary iontophoresis products, proprietary cold pack products and most importantly a redesign of our primary line of electrotherapy and ultrasound therapy devices.

The powered therapy tables were introduced in the first quarter of the current fiscal year. The STSi device was introduced in November 2002. This device combines our innovative STS chronic pain technology with our well-established interferential acute pain modality in order to target a much broader segment of the pain market. In late June 2003, we plan to introduce "Solaris", our new line of advanced technology electrotherapy/ultrasound products including an available infrared light therapy probe. The Solaris Series of products will also be capable of powering a low power laser probe that is scheduled for submission to the FDA prior to the end of June 2003. Low power lasers have been used in medical applications for decades throughout Europe and Asia. Only recently has the FDA allowed low-power lasers to be marketed in the United States. By adding laser technology and light therapy to our five new Solaris Series products, we expect the Solaris line to quickly gain acceptance and popularity in the physical medicine market and increase our share of sales in that market.

During the quarter ended March 31, 2003, net sales were $4,163,291, compared to $4,159,244 during the same quarter of the previous year. During the nine months ended March 31, 2003, net sales were $12,404,150, 1% higher than the $12,282,961 in net sales generated during the nine months ended March 31, 2002.

During the quarter ended March 31, 2003 total gross profit was $1,595,054 or 38.3% of net sales compared to $1,619,715 or 38.9% of net sales in the quarter ended March 31, 2002. Gross profit for the nine months ended March 31, 2003 was $4,851,604 or 39.1% of net sales compared to $4,947,632 or 40.3% of net sales in the quarter ended March 31, 2002. The decrease in gross margin as a percent of net sales in the quarter and nine-month periods reflects lower sales of high margin aesthetic products and increased sales of treatment tables, exercise products and supplies that carry lower margins. The introduction of new products is expected to push margins higher in the near future.

Selling, general and administrative (SG&A) expenses for the quarter ended March 31, 2003, were $1,245,921 or 29.9% of net sales compared to $1,250,614 or 30.1%
of net sales in the quarter ended March 31, 2002. SG&A expenses for the nine months ended March 31, 2003 decreased to $3,707,654 or 29.9% of net sales compared to $3,869,262 or 31.5% of net sales for the nine months ended March 31, 2002. The decreases in SG&A expenses reflect our efforts since January 2002 to reduce operating expenses through our `Back to Basics' program. Through this program, we have realized reductions in overhead and labor expenses as well as certain selling expenses. Also, the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which was required as of July 1, 2002, reduced the expense associated with the amortization of goodwill and intangible assets for the three and nine-months ended March 31, 2003, to $1,831 and $5,493 respectively compared to $23,635 and $70,905, for the same periods in 2002. This resulted in savings of $21,804 and $65,412 for the current reporting periods in 2003. For a more complete discussion of the effects of Standard No. 142, including the potential future impact of goodwill impairment assessments, please refer to Note 6 in the accompanying financial statements.

As a result of our focus on developing a record number of new products this fiscal year, research and development expenses during the quarter ended March 31, 2003 increased 58% to $271,344, compared to $171,891 in the quarter ended March 31, 2002. R&D expenses during the nine months ended March 31, 2003 increased 46% to $725,426 compared to $497,981 for the same period in 2002. Our increased R&D efforts are allowing us to introduce several new high-tech products such as the Solaris Series product line featuring low-power laser and light therapy capability and low-tech products such as powered therapy tables and proprietary cold packs. R&D expenses are expected to peak in the fourth quarter of the current fiscal year and then begin to decline each quarter thereafter.

Pre-tax profit for the quarter ended March 31, 2003 was $37,636 compared to $132,759 during the same period of the prior year. Pre-tax profit for the nine months ended March 31, 2003 was $294,176 compared to $368,073 in the same period in 2002. The large increase in R&D expenses was the primary reason for decreased profits for the quarter and nine-month periods in 2003.

Income tax expense for the three months ended March 31, 2003 was $14,383 compared to $49,837 in the three months ended March 31, 2002. The effective tax rate for the quarter ended March 31, 2003 was 38.2% compared to 37.5% in the quarter ended March 31, 2002. Income tax expense for the nine months ended March 31, 2003 was $113,151 compared to $141,787 in the nine months ended March 31, 2002. The effective tax rate for the nine months ended March 31, 2003 and 2002 was 38.5%.

Net income for the quarter ended March 31, 2003, was $23,253 (approximately $.00 per share), compared to $82,922 (approximately $.01 per share) in the same quarter in 2002. Net income for the nine months ended March 31, 2003, was $181,025 (approximately $.02 per share), compared to $226,286 (approximately $.03 per share) during the nine months ended March 31, 2002. The decline in net income per share is due primarily to increased R&D expense during the current period. We expect the heavy R&D expenditures associated with the new product introductions will fuel increased sales and profits in the coming quarters.

Liquidity and Capital Resources

The Company has financed its operations through available borrowings under its credit line facility and from cash provided by operations. The Company had working capital of $5,632,072 at March 31, 2003, inclusive of the current portion of long-term obligations and credit facilities, as compared to working capital of $5,484,168 at June 30, 2002. The increase in working capital is primarily attributable to the increased turns on inventories and the continued profitability from operations.

Management has focused over the past year on the reduction of inventory and accounts receivable, which have a combined decrease of over $800,000 from March 31, 2002 to March 31, 2003. These improvements, together with other cash flows generated from operations, helped reduce the outstanding balance on our line of credit facility from $2.5 million to $1.4 million during the past year. As a result, interest expense was reduced by approximately $24,500 during the quarter ended March 31, 2003.

We expect that cash flows from operations, together with amounts available under an existing bank line of credit will be adequate to meet working capital needs related to our business and planned capital expenditures for the next 12 months.

The current ratio at March 31, 2003 and June 30, 2002 was 2.9 to 1. Current assets represent 66% of total assets at March 31, 2003.

Net accounts receivable at March 31, 2003 were $3,102,706 compared to $3,156,436 at June 30, 2002. The days of net sales outstanding in accounts receivable improved to 67 days at March 31, 2003 compared to 71 days at June 30, 2002. Accounts receivable are mostly from the dealer network and are generally considered to be within term.

All accounts payable are within term. We continue to take advantage of available early payment discounts when offered.

We maintain a revolving line of credit facility with a commercial bank in the amount of $4,500,000. Borrowing limitations are based on 30% of eligible inventory and up to 80% of eligible accounts receivable. The outstanding balance on the line of credit at March 31, 2003 was $1,411,176 compared to $1,435,689 at June 30, 2002. The line of credit is secured by inventory and accounts receivable and bears interest at the bank's prime rate, which was 4.25% per annum at March 31, 2003. This line is subject to annual renewal and matures on December 1, 2003. Accrued interest is payable monthly.

Inventory levels, net of reserves, totaled $4,244,445 at March 31, 2003, compared to $3,836,751 at June 30, 2002. The increase in inventory levels is primarily related to the timing of purchases of overseas manufactured components as well as a planned build up of 50 Series Plus products to carry through several months while manufacturing focuses on the new Solaris Series product line. We expect inventory levels will increase moderately in future quarters as the new products, including the Solaris product line, are introduced.

Long-term debt excluding current installments totaled $1,816,171 at March 31, 2003, compared to $1,950,309 at June 30, 2002. Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee. The principal balance on the mortgage loans is approximately

$1.8 million with monthly principal and interest payments of $21,409.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any risks related to these policies on our business operations are discussed in Management's Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, see Notes to the Financial Statements (Note 1) included in our Annual Report on Form 10-KSB for the year ended June 30, 2002. In all material respects, the accounting principles that are utilized conform to generally accepted accounting principles in the United States of America.

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

Any modifications to estimates of inventory valuation reserves are reflected in the cost of goods sold within the statements of income during the period in which such modifications are determined necessary by management. At March 31, 2003 and June 30, 2002, our inventory valuation reserve balance was $445,176 and $265,692, respectively and our inventory balance was $4,244,445 and $3,836,751 net of reserves, respectively.

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

Allowance for Doubtful Accounts

We must make estimates of the collectibility of accounts receivable. In doing so, we analyze accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $3,102,706 and $3,156,436, net of allowance for doubtful accounts of $187,156 and $165,763, at March 31, 2003 and June 30, 2002, respectively.

Business Plan

Over the past five years, Dynatronics' annual net sales have grown 60 percent from $10.2 million in fiscal year 1997 to $16.3 million in fiscal year 2002. During fiscal year 2003, we are focusing our efforts on fueling and sustaining future growth through the introduction of several new products for the rehabilitation markets while, at the same time, strengthening our channels of distribution and improving operating efficiencies.

To enhance our position in the core physical medicine market, we have introduced several new products this fiscal year and plan to introduce more new products before the end of calendar 2003, including a low-power laser accessory to the Solaris Series devices. In the early 1980's we attempted to gain FDA approval for a low-power laser device, but were unsuccessful. At that time the laser device was the only product we offered - a fact reflected in the original name of the Company, Dynatronics Laser Corporation. When we were unable to obtain approval for the low-power laser device, we began pursuing the development of other physical medicine modalities and subsequently changed our name to Dynatronics Corporation.

A recent change in the regulatory landscape now allows the introduction of low-power laser devices for the treatment of pain. We plan to first introduce an infrared light therapy accessory device in conjunction with the new Solaris Series line of advanced technology electrotherapy/ ultrasound products. This new product line is expected to quickly become our top selling line. By the end of June 2003, we expect to have submitted to FDA an application for approval of a low power laser accessory to the Solaris Series products.

As a result of our concentrated R&D effort, we will incur more research and development expense in fiscal year 2003 than at any time since the early days of seeking FDA approval for our first low-power laser product. All of these efforts are designed to increase market share and improve profitability in the coming years.

As part of this year's R&D campaign, we introduced the Dynatron STSi combination therapy device in November 2002. This device provides our STS chronic pain treatment technology together with our interferential therapy for treating patients with acute pain.

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

R&D efforts have not been limited to high tech products alone. In the prior quarter, Dynatronics introduced new, more price competitive powered therapy tables. Demand for these tables quickly outstripped supply and by January 2003, these tables were on backorder. Increased manufacturing efforts have now eliminated that backlog and are now keeping up with demand. In addition, Dynatronics will introduce a new line of proprietary cold packs before the end of fiscal year 2003. These new cold packs will be higher quality than the packs previously purchased from another vendor and will carry better gross margins.

Going forward, we will continue to strengthen our manufacturing capabilities with the goal of improving margins and competitive pricing capability. To that end, some products previously contracted to other manufacturers are being converted to in-house manufacturing. Other products are being contracted for overseas manufacturing or moved to more competitive domestic manufacturers.

Another important part of our strategic plan is the expansion of worldwide marketing efforts. In March 2001, our Salt Lake operation, where all electrotherapy, ultrasound, STS devices and Synergie products are manufactured, was designated an ISO 9001 certified facility. That certification was renewed in July 2002. With this designation, we can market products manufactured in this facility in any country that recognizes the CE Mark. We are now working to establish effective distribution of these products in the European Community.

We continue efforts to promote our line of aesthetic products. Controlling and expanding the channels of distribution for these products is expected to ultimately increase sales of these high margin products and allow us to more fully access the potential of the aesthetics products market. We perceive this market to be both lucrative and expanding, particularly as aging baby boomers continue to look for ways to retain a youthful appearance. Despite the expansion of the beauty and spa market, this is a segment of our business that seems to be more directly impacted by general economic slow down as spa and beauty services are the purchased with discretionary dollars not as readily available in slower economic times.

Over the past two years, we have undertaken to improve the appearance and application of our corporate website and are researching ways to apply electronic media and Internet solutions to better serve customer needs, access new business opportunities, reduce cost of operations, and stay technologically current in the way business is conducted. Our website may be viewed at www.dynatronics.com. This reference to our website is not intended to incorporate the contents of the website into or as a part of this report.

Based on these strategic initiatives, we are focusing our resources in the following areas:

o Reinforce our position in the physical medicine market through an aggressive research and development campaign that will result in the introduction of several more new products over the coming six months.

o Continue implementation of our Back to Basics program, which evaluates ways to improve margins and competitive pricing through strategic manufacturing processes and alliances as well as controlling expenses.

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

The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations include:

o Market acceptance of our technologies, particularly our core therapy devices, Synergie AMS/MDA product line, Dynatron STS products, and the new Solaris, laser and light therapy products;

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

o             Potential adverse effect of taxation;

o The potential continued spread of the SARS outbreak which may affect overseas sales as well as overseas manufacturing;

o             Continued terrorist attacks on U.S. interests and businesses; and

o The ability to obtain required financing to meet changes or other risks described above.


Item 3.   Controls and Procedures.

Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-Q, our Chief Executive Officer and principal accounting officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                           PART II. OTHER INFORMATION


Item 5.   Other Information.

Nasdaq Listing Maintenance Requirements. On July 29, 2002, we received notice from The Nasdaq Stock Market that for 30 trading days the price of our common stock had closed below the minimum $1.00 per share bid price required for continued listing on the Nasdaq SmallCap Market by Marketplace Rule 4450(a)(5). Under Marketplace Rule 4450(c)(2), we will be provided approximately five quarters, or until October 27, 2003, to regain compliance with the $1.00 minimum bid price requirement. We can regain compliance with the minimum bid price requirement if, at any time before October 27, 2003, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days. Should we fail to regain compliance, Nasdaq stated that it would provide us with written notification that our common stock will be delisted from the Nasdaq SmallCap Stock Market. Removal of our common stock from listing on the Nasdaq Stock Market would likely have an adverse impact on the trading price and liquidity of our common stock.

Retirement of Joseph H. Barton. Effective May 9, 2003, Joseph H. Barton, a director and member of the Company's audit and compensation committees, announced his retirement and resignation from the Board of Directors. Under the Bylaws of the Company, the Board of Directors has the power to appoint a replacement to serve the remainder of Mr. Barton's term, which would ordinarily continue until the annual meeting of shareholders, scheduled to be held in November 2003. As of the date of this report the Board had not taken any action to replace Mr. Barton.

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


                                     DYNATRONICS CORPORATION
                                     Registrant


Date        5/14/03                   /s/ Kelvyn H. Cullimore, Jr.
     ----------------------          -----------------------------------------
                                     Kelvyn H. Cullimore, Jr.
                                     President and Chief Executive Officer
                                     (Duly Authorized Officer)


Date        5/14/03                  /s/ Terry M. Atkinson
     ----------------------          -----------------------------------------
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

Date: May 14, 2003

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


Date: May 14, 2003

                                  /s/ Terry M. Atkinson
                                 ----------------------------------------------
                                 Terry M. Atkinson
                                 Controller
                                (Chief Accounting Officer)