Form 10KSB
period 2003-06-30
DYNATRONICS CORP
filed 2003-09-29
CIK 720875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)
[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934
                    For the fiscal year ended June 30, 2003.

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the transition period from ____________ to ____________.

         Commission file number 0-12697

                             DYNATRONICS CORPORATION
                 (Name of small business issuer in its charter)

            Utah                                        87-0398434
 ----------------------------              ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

                             7030 Park Centre Drive
                         Salt Lake City, Utah 84121-6618
               (Address of principal executive offices, Zip Code)

Issuer's telephone number  (801) 568-7000

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The issuer's revenues for the fiscal year ended June 30, 2003 were $16,896,992. The aggregate market value of the voting common stock held by non-affiliates of the issuer was approximately $11,384,000 as of September 22, 2003, based on the average bid and asked price on that date.

As of September 22, 2003, there were 8,819,935 shares of the issuer's common stock outstanding.

                       Documents Incorporated by Reference

The issuer hereby incorporates information required by Part III (Items 11 and 12) of this report by reference to the issuer's definitive proxy statement to be filed pursuant to Regulation14A and provided to shareholders subsequent to the filing of this report.

Transitional Small Business Disclosure Format (Check one): Yes        No     X
                                                              -----       -----

                                TABLE OF CONTENTS

                                     PART I

Item 1.       Description of Business..........................................1
Item 2.       Description of Property..........................................8
Item 3.       Legal Proceedings................................................8
Item 4.       Submission of Matters to a Vote of Security Holders..............8

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters.........8
Item 6.       Management's Discussion and Analysis or Plan of Operations.......9
Item 7.       Financial Statements...........................................F-1
Item 8.       Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure........................................18
Item 8A.      Controls and Procedures.........................................18

                                    PART III

Item 9.       Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act................................................18
Item 10.      Executive Compensation..........................................20
Item 11.      Security Ownership of Certain Beneficial Owners and Management..20
Item 12.      Certain Relationships and Related Transactions..................20
Item 13.      Exhibits and Reports on Form 8-K................................20
Signatures    ................................................................22
Certifications  ..............................................................23

Unless the context otherwise requires, all references in this report to "we," "us," "our," "Dynatronics" or the "Company" include Dynatronics Corporation, a Utah corporation.

                                     PART I


Item 1. Description of the Business

         Dynatronics was organized as a Utah corporation on April 29, 1983. The principal business of the Company is the design, manufacture, market and distribution of physical medicine products and aesthetic products.

         Dynatronics currently sells more than 1,600 physical medicine and aesthetic products. We manufacture approximately 25% of the physical medicine products and 16% of the aesthetic products in our product line. The remainder of the products are manufactured by third parties for whom Dynatronics acts as a distributor.

         Sales of manufactured physical medicine products in fiscal year 2003 and 2002 represented approximately 66% and 68%, respectively of the Company's physical medicine product sales with the balance each year sold by the Company as a distributor. Sales of manufactured aesthetic products in fiscal year 2003 and 2002 represented approximately 92% and 88%, respectively of the Company's aesthetic product sales with the balance each year sold by the Company as a distributor.

         We distribute our products in three ways: 1) through a network of independent dealers nationwide and internationally, 2) through direct relationships with certain national accounts, and 3) through a full-line catalog.

         On May 1, 1996, the Company acquired the assets of Superior Orthopaedics Supplies, Inc. ("Superior"), a manufacturer and distributor of medical soft goods, supplies, wood therapy tables and rehabilitation products for the physical medicine market. The Company retained the former location of Superior in Ooltewah, a suburb of Chattanooga, Tennessee. The addition of Superior's products to our existing line of capital equipment significantly broadened our product offerings and strengthened channels of distribution, allowing for greater market penetration both domestically and internationally.

         In July 1998, the Company expanded into the aesthetic products market with the introduction of the Synergie(TM) AMS device. This product incorporates therapeutic massage technology to achieve, among other things, a temporary reduction in the appearance of cellulite--a claim for which we received clearance by the U.S. Food and Drug Administration ("FDA") during fiscal year 1999. This claim is supported by a Company-sponsored research study in which 91% of participants reported favorable reductions in the appearance of cellulite. In addition, this product is indicated for the temporary reduction in circumferential body measurements of cellulite treated areas. This benefit was also validated in the research study as participants reported cumulative reductions of six inches in treated areas.

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

         In August 2000, Dynatronics signed an agreement with Alan Neuromedical Technologies (ANT) naming Dynatronics the exclusive licensee of ANT's patented technology for treating chronic pain. Developed by doctors in Texas, this unique technology has been incorporated into three unique electrotherapy devices - the Dynatron STS (Sympathetic TherapyTM System), a dual patient device designed for clinical use, the Dynatron STSi introduced in November 2002 for clinical use offering standard interferential therapy on one channel and STS therapy on the other channel, and the Dynatron STS Rx, a single channel prescription unit for home use. According to the American Pain Society, over 70 million Americans suffer from moderate to severe chronic pain. The STS technology offers a form of relief to many suffering with chronic or sub-acute pain.

         In September 2003, the Company introduced its new Dynatron Solaris(TM) Series combination therapy devices. The Solaris product line consists of five combination devices, four of which were part of the initial release. The devices offer varying combinations of electrotherapy modalities and ultrasound, and all feature new infrared light therapy technology. Various forms of infrared and visible light therapy have been used for decades in Europe and Asia for treating pain as well as a wide variety of soft tissue conditions. Light therapy has also been used in tissue regeneration applications accelerating the body's healing process. The Solaris Series devices are engineered to utilize any number of Dynatronics' laser or light therapy probes that may be developed in the future.

Description of Products Manufactured and/or Distributed by Dynatronics

         Dynatronics manufactures and distributes a broad line of medical equipment including therapy devices, medical supplies and soft goods, treatment tables and rehabilitation equipment. In addition, we manufacture and distribute a line of aesthetic equipment including aesthetic massage and microdermabrasion devices as well as skin care products. Our products are used primarily by physical therapists, chiropractors, sports medicine practitioners, podiatrists, plastic surgeons, dermatologists, estheticians and other aesthetic services providers.

Physical Medicine Products

         Electrotherapy - The therapeutic effects of electrical energy have occupied an important position in physical medicine for over three decades. There has been an evolution through the years to use the most effective and painless waveforms and frequencies for patient comfort and for success in the treatment of pain and related physical ailments. Medium frequency alternating currents, which are used primarily in the Company's electrotherapy devices, are believed to be the most effective and comfortable for patients. Electrotherapy is effective in treating chronic intractable pain and/or acute post-traumatic pain, increasing local blood circulation, relaxation of muscle spasms, prevention or retardation of disuse atrophy, and muscle re-education.

         Therapeutic Ultrasound - Ultrasound therapy is a process of providing therapeutic deep heat to soft tissues through the introduction of sound waves into the body. It is one of the most common modalities used in physical therapy today for the treatment of pain relief, muscle spasms and joint contractures.

         Dynatronics markets twelve devices that include electrotherapy, ultrasound or a combination of both modalities in a single device. The Dynatron 125 ultrasound device and the Dynatron 525 electrotherapy device target the low-priced segment of the market. The "50 Series Plus" products target the mid-range market segment while the new Solaris products cater to the high-end market. (See "Schedule of Therapy Products" below.) Dynatronics intends to continue development of its electrotherapy and ultrasound technology and remain a leader in the design, manufacture and sale of therapy devices.

         Light Therapy - The Company's four new Dynatron Solaris(TM) units feature light therapy technology. These units are capable of powering a cluster probe containing 32 infrared superluminous diodes ("SLD") at 880 nanometers ("nm") wavelength along with four red colored SLD's in the 640 to 660 nm wavelength range. Light therapy delivers 500 mW of energy to the body's cells to produce a therapeutic effect. Numerous clinical research studies have documented the benefits of light therapy for patients.

         STS Therapy - STS Therapy is a patented method of administering therapeutic electrical current via peripheral nerves that are accessed through the lower legs and feet as well as the arms and hands creating a unique form of stimulation of the autonomic or sympathetic nervous system. It is a highly effective, non-invasive and non-addictive treatment for many chronic pain conditions. Doctors theorize that STS Therapy has a modulating effect on the autonomic nervous system, thus resulting in symptomatic relief of chronic intractable pain.

         Iontophoresis - Since 1997, we have distributed Life-Tech's line of iontophoresis products which are used in physical medicine applications primarily for treating inflammation. The devices use electrical current to deliver drugs such as lidocaine transdermally for localized treatment of inflammation without the use of needles. In August 2003, the formal contract between Dynatronics and Life Tech, Inc, expired. While Dynatronics continues to distribute the Life Tech products on essentially the same terms as provided for in the contract, it no longer is the exclusive distributor of the Life Tech products. The Company is currently considering developing its own proprietary line of iontophoresis products which would be scheduled for introduction toward the end of fiscal year 2004.

         The following chart lists the therapy device products manufactured and/or distributed by the Company.

                          Schedule of Therapy Products
                 Manufactured and/or Distributed by Dynatronics

                Product Name                                 Description

              Dynatron(R)125                                   Ultrasound
              Dynatron(R)525                                   Electrotherapy
              Iontophor II(R)& Microphor(R)+                   Iontophoresis
              Dynatron(R)150 Plus**                            Ultrasound
              Dynatron(R)550 Plus**                            Multi-modality Electrotherapy
              Dynatron(R)650 Plus**                            Multi-modality Electrotherapy
              Dynatron(R)850 Plus**                            Combination Electrotherapy/Ultrasound
              Dynatron(R)950 Plus**                            Combination Electrotherapy/Ultrasound
              Dynatron(R)STS                                   STS Chronic Pain Therapy
              Dynatron(R)STS Rx                                STS Chronic Pain Therapy
              Dynatron(R)STSi                                  Combination Electrotherapy/STS Chronic Pain Therapy
              Dynatron Solaris(TM)705                          Electrotherapy with Light Therapy
              Dynatron Solaris(TM)706                          Electrotherapy with Light Therapy
              Dynatron Solaris(TM)708                          Combination Electrotherapy/Ultrasound with Light Therapy
              Dynatron Solaris(TM)709                          Combination Electrotherapy/Ultrasound with Light Therapy
---------------------

Dynatron(R) is a registered trademark (#1280629) owned by Dynatronics Iontophor II(R) and Microphor(R) are registered trademarks owned by Life Tech, Inc.

** "50 Series Plus" Product Line
+ Both manufactured by Life-Tech

         Medical Supplies and Soft Goods - Dynatronics markets its products through independent dealers and through a product catalog containing an extensive line of more than 1,600 products. This broad-line catalog has created a virtual "one-stop shop" for rehabilitation professionals.

         We manufacture the following medical supplies and soft goods: hot packs, cold packs, therapy wraps, wrist splints, ankle weights, lumbar supports, cervical collars, slings, cervical pillows, back cushions, weight racks, and parallel bars. We also distribute products such as: hot and cold therapy products, exercise balls, lotions and gels, paper products, athletic tape, canes and crutches, reflex hammers, stethoscopes, splints, elastic wraps, exercise weights, Thera-Band(R) (a registered mark of Hygenic Corp.) tubing, walkers, treadmills, stair climbers, heating units for hot packs, whirlpools, gloves, electrodes, TENS devices, and traction equipment.

         We continually seek to update our line of manufactured and distributed medical supplies and soft goods.

         Treatment Tables and Rehabilitation Equipment - In January 1997, Dynatronics acquired a metal treatment table manufacturing operation in Columbia, South Carolina. In July 1999, we consolidated this operation into our Chattanooga facilities, a move that improved efficiencies. We now manufacture and distribute motorized and manually operated physical therapy treatment tables, rehabilitation parallel bars, and other specialty rehabilitation products.

         With the acquisition of Superior and the treatment table manufacturing operation, Dynatronics became a broad-line supplier to the physical medicine market which includes physical therapy, chiropractic, podiatry, sports medicine, industrial and occupational medicine, family practice, long-term care facilities, and the sub-groups of each of these specialties.

Aesthetic Products

         In July 1998, Dynatronics began shipments of our Synergie Aesthetic Massage System (AMS). The Synergie AMS device applies therapeutic vacuum massage to skin and subcutaneous tissues to achieve a temporary reduction in the appearance of cellulite as well as the circumferential body measurements of the cellulite treated areas.

         In December 1999, we released the results of a Company-sponsored study reporting that 91% of participants experienced a reduction in the appearance of cellulite. In addition, participants on average reported a cumulative reduction of six-inches in girth around the hips, thighs, and waist.

         In February 2000, we introduced the Synergie Peel microdermabrasion device as a companion to the Synergie AMS device. The Synergie Peel device gently exfoliates the upper layers of skin, exposing softer, smoother skin. Combining elements of the AMS vacuum massage techniques with microdermabrasion has provided practitioners with the "ultimate facial" available only with the use of Synergie devices.

Allocation of Sales Among Key Products

         Sales of the Company's Dynatron 950Plus device accounted for 10.2% and 10.6% of total revenues for the years ended June 30, 2003 and 2002, respectively. No other product accounted for more than 10% of the Company's revenues during either of the last two fiscal years.

Patents and Trademarks

         Dynatronics holds a patent on the "Target" feature of its electrotherapy products that will remain in effect until April 4, 2008, a patent on the multi-frequency ultrasound technology that will remain in effect until June 2013, and a patent on the microdermabrasion device that will remain in effect until February 2020. We also hold two design patents on the microdermabrasion device that will remain in effect until November 2015. An additional patent application pertaining to the Synergie AMS device and Synergie Peel device has been filed with the U.S. Patent and Trademark Office and is currently pending.

         Dynatronics owns the exclusive, worldwide rights (under a license agreement) to a patent on the STS technology for the treatment of chronic pain. A second patent application on the STS technology has been filed with the U.S. Patent and Trademark Office and is currently pending.

         The trademark "Dynatron" has been registered with the United States Patent and Trademark Office. In addition, U.S. trademark registrations have been obtained for the trademarks "Synergie," "Synergie Peel," and "Sympathetic Therapy," and trademark registration has been obtained or is now pending for various other product trademarks. Company materials are also protected under copyright laws, both in the United States and internationally.

Warranty Service

         The Company warrants all products it manufactures for time periods ranging in length from 90 days to five years from the date of sale. Warranty service is provided from the Company's Salt Lake City and Chattanooga facilities according to the service required. These warranty policies are comparable to warranties generally available in the industry. Warranty claims as a percentage of gross sales were not material in fiscal years 2003 and 2002.

         Products distributed by Dynatronics carry warranties provided by the manufacturers of those products. We do not generally supplement these warranties or provide warranty services for distributed products. We also sell accessory items for our manufactured products that are supplied by other manufacturers. These accessory products carry warranties from their original manufacturers without supplement from Dynatronics.

Customers and Markets

         Dynatronics products are sold to a network of over 300 independent dealers throughout the United States and internationally. These dealers are the Company's primary customers. The dealers purchase and take title to the products, which they then sell to licensed practitioners such as physical therapists, physiatrists, podiatrists, sports medicine specialists, medical doctors, chiropractors, hospitals, plastic surgeons, dermatologists and estheticians.

         The Company has entered into direct sales relationships with national chains of physical therapy clinics and hospitals. Under these arrangements, we sell our products directly to the clinics and hospitals with preferred pricing arrangements. We also have preferred pricing arrangements with key dealers who commit to purchase certain volumes and varieties of products. No single dealer or national account or group of related accounts was responsible for 10% or more of total sales in fiscal years 2003 or 2002.

         Dynatronics exports products to approximately 30 different countries. International sales (i.e., sales outside North America) totaled approximately $427,000 in fiscal year 2003 and approximately $611,000 in fiscal year 2002. A significant factor affecting international sales in 2003 was the outbreak of the SARS virus, which negatively impacted sales of our products in Asia. The Company is working to establish effective distribution for its products in international markets. Our Salt Lake City operation is an ISO 9001certified facility, a designation required for marketing products in the European community. The Company has no foreign manufacturing operations. However, we do purchase certain products and components from foreign manufacturers.

Competition

         Despite significant competition, Dynatronics has distinguished key products by using the latest technology, such as its patented Target feature, patented multi-frequency ultrasound technology, and patented STS technology. We believe that these features, along with integration of advanced technology in the design of each product, have made Dynatronics a leader in technologically advanced therapy devices. Dynatronics was the first company to integrate light therapy as part of a combination therapy device. As the only such devices presently on the market, the Solaris Series products are clearly in a class of their own. In addition, by manufacturing many of the medical supplies, soft goods and tables it sells, the Company can focus on quality manufacturing at competitive prices. We believe these factors give Dynatronics an edge over many competitors who are solely distributors of such products.

         Electrotherapy/Ultrasound Competition. The competition in the clinical market for electrotherapy and ultrasound devices comes from both domestic and foreign companies. No fewer than a dozen companies produce devices similar to those offered by Dynatronics. Some of these competitors are larger and better established, and have greater resources than the Company. Few companies, domestic or foreign, provide multiple-modality devices. Furthermore, no competitor offers a true Target feature or the ultrasound feature of three frequencies on multiple-sized soundheads for which Dynatronics holds patents. The Company's primary domestic competitors in the sale of electrotherapy and ultrasound products include: Chattanooga Group (a division of Encore Medical), Rich-Mar, Mettler Electronics, and Amrex.

         Light Therapy. - Competitors that manufacture and market light therapy devices include: Microlight Corp., Erchonia, and Medex, among others. These competitors offer units that are priced significantly higher than our unit. Management is not aware of any competitor that offers a combination light therapy device that includes electrotherapy and ultrasound capabilities.

         STS Therapy. The STS technology for treating chronic pain is protected by a U.S. patent. The Company is not aware of any competitor that offers a non-invasive, chronic pain treatment similar to the STS technology. Other treatments for chronic pain include prescription narcotic drugs and invasive procedures such as spinal cord stimulators, nerve block injections and implanted drug pumps.

         Medical Supplies & Soft Goods. The Company competes against various manufacturers and distributors of medical supplies and soft goods, some of which are larger, more established and have greater resources than Dynatronics. Excellent customer service along with providing value to customers is of key importance in this market. While there are many specialized manufacturers in this area, such as Chattanooga Group (a division of Encore Medical), and Fabrication Enterprises, most competitors are primarily distributors such as EMPI, North Coast Medical, Ability-One (a division of Patterson Dental), and Meyer Distributing.

         Iontophoresis. Competition in the iontophoresis market is primarily from IOMED, Inc. and EMPI. Both of these competitors have a much larger market share than Life-Tech, the manufacturer of the iontophoresis products marketed and sold by Dynatronics. We believe that our strong distribution network is important to our continued ability to compete against these larger companies. In addition, the Life-Tech products target a lower selling price than the products of these other two competitors. We anticipate that the introduction of a new, proprietary line of iontophoresis products in fiscal year 2004 will allow us to gain market share, while, at the same time, increasing profit margins on these products.

         Treatment Tables. The primary competition in the treatment table market is from domestic manufacturers including Hill Laboratories Company, Hausmann Industries, Ability-One (a division of Patterson Dental), Bailey Manufacturing, Tri-W-G, Chattanooga Group (a division of Encore Medical), and Clinton Industries. We believe we compete based on our industry experience and product quality. In addition, certain components of the treatment tables are manufactured overseas which allows for significant pricing advantages over competitors.

         Aesthetic Products. The Company's two primary competitors in the therapeutic massage industry are LPG Systems, and Silhouette Tone. The Synergie AMS device utilizes proprietary technology that has been proven effective in a research study. In addition, we provide a comprehensive training and certification program for estheticians. Dynatronics is developing a network of distributors and national accounts, which is expected to provide another competitive advantage in the marketplace for these products.

         There are a number of competitors in the microdermabrasion market including: Mega Peel, Diamond Peel, DermaGenesis, DermaMed, E-Med, Integremed, Medical Alliance, Palomar, Slimtone USA and Soundskin Corp. The Synergie Peel device incorporates a patented anti-clogging design for the crystals, which sets it apart from competitors' units. In addition, the system has an innovative disposable system for the abrasive material, which prevents unwanted contact with the spent crystals following treatment.

         Information necessary to determine or reasonably estimate the market share of Dynatronics or any competitor in any of these markets is not readily available.

Manufacturing and Quality Assurance

         Dynatronics manufactures therapy devices, soft goods and other medical products at its facilities in Salt Lake City, Utah and Chattanooga, Tennessee. The Company purchases some components for our manufactured products from third-party suppliers. All parts and components purchased from these suppliers meet specifications set by Dynatronics. Trained staff performs all sub-assembly, final assembly and quality assurance procedures. All component parts used in Dynatronics' device designs and all raw materials for medical supplies and soft goods manufacturing are presently readily available from suppliers.

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

         Dynatronics has been qualified for ISO 9001 Certification since 2001. ISO 9001 is an internationally recognized standard for quality systems and manufacturing processes adopted by over 90 countries. In addition, the Company has qualified for the CE Mark Certification on its electrotherapy, ultrasound and Synergie products. CE Mark Certification for the new Solaris Series is in process. With the CE Mark Certification, we are able to market these products throughout the European Union and in other countries where CE Mark Certification and ISO 9001 certification are recognized.

Research and Development

         In fiscal year 2003, Dynatronics focused its resources on an aggressive R&D campaign to develop several new products. Total R&D expenditures for 2003 were 55% higher at $1,038,753, compared to $668,426 in 2002. R&D expenses represented approximately 6% and 4% of the revenues of the Company in 2003 and 2002, respectively. As a result of our R&D focus, we were able to introduce the Dynatron STSi device in November 2002 and four of five planned Solaris devices along with the infrared light therapy probe in September 2003. In addition, we introduced a new powered therapy table and a line of proprietary cold packs during fiscal 2003. Substantially all of the research and development expenditures during 2003 were for the development of new products, or the upgrading of existing products.

Regulatory Matters

         The manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and other countries. In the United States, the Food and Drug Administration ("FDA") regulates our products pursuant to the Medical Device Amendment of the Food, Drug, and Cosmetic Act ("FDC Act") and regulations promulgated thereunder. Advertising and other forms of promotion and methods of marketing of the products are subject to regulation by the Federal Trade Commission ("FTC") under the Federal Trade Commission Act ("FTC Act").

         All of our therapeutic and aesthetic treatment devices as currently designed are cleared for marketing under section 510(k) of the Medical Device Amendment to the FDC Act or are considered 510(k) exempt. If a device is subject to section 510(k), the FDA must receive premarket notification from the manufacturer of its intent to market the device. The FDA must find that the device is substantially equivalent to a legally marketed predicate device before the agency will clear the new device for marketing. In addition, certain modifications to the Company's marketed devices may require a premarket notification and clearance under section 510(k) before the changed device may be marketed, if the change or modification could significantly affect safety or effectiveness. All of the Company's devices, unless specifically exempted by regulation, are subject to the FDC Act's general controls, which include, among other things, registration and listing, adherence to the Quality System Regulation requirements for manufacturing, Medical Device Reporting and the potential for voluntary and mandatory recalls.

         During fiscal year 2003, Congress enacted the Medical Device User Fee and Modernization Act (MDUFMA). Among other things, this act imposes for the first time a user fee on medical device manufacturers. Under the provisions of MDUFMA, manufacturers seeking clearance to market a new device must pay a fee to FDA in order to have their applications reviewed. Dynatronics primarily submits new products for clearance under section 510(k) of the Medical Device Amendment of the Food, Drug and Cosmetic Act. The fee per 510(k) submission in fiscal year 2003 was $2187. That fee rises each year thus creating a new cost for the Company when introducing new products. The fee for new products in fiscal year 2004 will be approximately $2700.

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

         We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. They could include, however, requirements for the reformulation of certain products to meet new standards, the recall or discontinuance of certain products, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and additional scientific substantiation. Any or all such requirements could have a material adverse effect on the Company.

Environment

         Environmental regulations are not material to our business. Dynatronics does not discharge into the environment any pollutants that are regulated by a governmental agency with the exception of the requirement to provide proper filtering of discharges into the air from the painting processes at our Tennessee location.

Employees

         On June 30, 2003, we had a total of 122 full-time employees and 11 part-time employees, compared to 111 full-time and 10 part-time employees at June 30, 2002.

Item 2.   Description of Property

         The Company's headquarters and principal place of business are located at 7030 Park Centre Drive, Salt Lake City, Utah, 84121. The headquarters consist of a single facility housing administrative offices and manufacturing space totaling approximately 36,000 square feet. The Company owns the land and building, subject to a mortgage requiring a monthly payment of approximately $15,768. The mortgage matures in 2013. The Company also owns a 43,200 sq. ft. manufacturing facility in Ooltewah, Tennessee, and accompanying undeveloped acreage for future expansion subject to a mortgage requiring monthly payments of $5,641 and maturing in 2017. During fiscal year 2002, an expansion and renovation of this facility was completed and the mortgage loan was refinanced at a lower interest rate of 5.25%.

         We believe the facilities described above are adequate to accommodate presently expected growth and needs of the Company for its operations. As Dynatronics continues to grow, additional facilities or the expansion of existing facilities will likely be required.

         The Company owns equipment used in the manufacture and assembly of its products. The nature of this equipment is not specialized and replacements may be readily obtained from any of a number of suppliers. The Company also owns computer equipment and engineering and design equipment used in its research and development programs.

Item 3.   Legal Proceedings.
          -----------------

         There are no material pending legal proceedings to which Dynatronics is a party or of which any of its property is the subject.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report. The Company's annual meeting of shareholders will be held in November 2003.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.
          ---------------------------------------------------------

         Market Information. The common stock of the Company is listed on the Nasdaq SmallCap Market (symbol: DYNT). The following table shows the range of high and low sale prices for the common stock as quoted on the Nasdaq system for the quarterly periods indicated.

                                                                    Year Ended June 30,
                                                             2002                      2003
                                                             ----                      ----
                                                        High          Low        High          Low
                                                      -------------------------------------------------
1st Quarter (July-September)                            $2.37      $  .81         $ .96           $.59
2nd Quarter (October-December)                          $1.36      $  .99         $ .93           $.53
3rd Quarter (January-March)                             $1.30      $ 1.02         $ .96           $.53
4th Quarter (April-June)                                $1.16      $  .92         $1.20           $.61


         Holders. As of September 22, 2003, the approximate number of common stock shareholders of record was 499. This number does not include beneficial owners of shares held in "nominee" or "street" name. Including beneficial owners, we estimate that the total number of shareholders exceeds 2,000.

         Dividends. The Company has never paid cash dividends on its common stock. Our anticipated capital requirements are such that we intend to follow a policy of retaining earnings in order to finance the development of the business.

         Sale of Unregistered Securities. The Company has not sold any securities during the past three years in a private or public offer and sale.

         Stock Options. In fiscal year 2003, Dynatronics granted options to employees, officers and directors pursuant to stock option plans. The total number of shares of common stock issuable under such options is 324,651 shares with an average exercise price of $.77 per share. In fiscal year 2002, Dynatronics granted options to employees and directors pursuant to stock option plans. The total number of shares of common stock issuable under such options is 90,861 shares with an average exercise price of $1.12 per share.

         Stock Repurchase. On September 3, 2003, the Company announced a stock repurchase program. The Board of Directors authorized the expenditure of up to $500,000 to purchase the Company's common stock on the open market pursuant to regulatory restrictions governing such repurchases. The decision to initiate the program was based on the management team's confidence in the company's future growth - a confidence bolstered in part by the introduction of the Solaris line
- combined with a languishing stock price deemed to be undervalued.

Item 6.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

Selected Financial Data

         The table below summarizes selected financial data contained in the Company's audited financial statements for the past six fiscal years. The financial statements for the fiscal years ended June 30, 2003 and 2002 are filed with and form a part of this report.

                                                         Selected Financial Data
                                                         Fiscal Year Ended June 30

                             2003            2002           2001            2000             1999          1998
                      -----------------------------------------------------------------------------------------------------

Net Sales*               $16,896,992     $17,133,953     $17,460,789    $15,779,748     $16,537,205       $12,587,397
Net Income               $    24,799     $   316,101     $   334,179    $    35,910     $   718,080       $   664,788
Net Income
 per share (diluted)     $       .00     $       .04     $       .04    $       .00     $       .08       $       .07
Working Capital          $ 5,516,720     $ 5,484,167     $ 4,971,946    $ 4,550,747     $ 4,251,703       $ 3,502,777
Total Assets             $12,713,029     $12,508,202     $13,560,347    $ 12,595,581    $13,854,197       $11,641,948
Long-term Obligations    $ 2,203,779     $ 2,331,698     $ 2,174,348    $  2,330,501    $ 2,984,041       $ 3,376,017

* Sales figures have been reclassified to be consistent with the current year's presentation.

Fiscal Year 2003 Compared to Fiscal Year 2002

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Audited Financial Statements and Notes thereto appearing elsewhere in this report on Form 10-KSB.

Results of Operations

         Over the past two years, our national economy has faced difficult times. The rate of economic growth in the United States has slowed dramatically, and in many sectors, even declined. In assessing the situation, we realized that we could either continue with the status quo, or we could make a bold move to grow the Company. We decided on the latter. Our major focus this fiscal year centered on an aggressive research and development (R&D) campaign to develop several new products including powered therapy tables, an infrared light therapy device, the STSi combination device, proprietary iontophoresis products, proprietary cold pack products and most importantly a redesign of our primary line of electrotherapy and ultrasound therapy devices.

         A new powered therapy tables was introduced in the first quarter of fiscal year 2003. The STSi device was introduced in November 2002. This device combines our innovative STS chronic pain technology with our well-established interferential acute pain modality in order to target a much broader segment of the pain market. In September 2003, we introduced the Dynatron Solaris Series, our new line of advanced technology electrotherapy/ultrasound products featuring an infrared light therapy probe. As the only combination therapy devices on the market to include infrared light therapy, we expect our new Solaris Series products to quickly gain acceptance and popularity in the physical medicine market and increase our share of sales in that market.

         During the year ended June 30, 2003, net sales were $16,896,992, compared to $17,133,953 during 2002. Through the first nine months of fiscal year 2003, sales were up 1% over the prior year. However, fourth quarter sales lagged behind sales from the same quarter in fiscal year 2002 erasing any gains and resulting in an overall 1.4% decline in sales for fiscal year 2003 compared to fiscal year 2002. The reason for the fourth quarter sales decline was a delay in shipment of the new Dynatron Solaris Series devices. Originally scheduled for release in late June 2003, unanticipated delays by vendors and the Company's requirement that all new products meet thorough validation standards prior to release delayed introduction of these new products to September 2003. The backlog of orders for these products had grown to over $800,000 by the time of their release. Nevertheless, anticipating release of the new Solaris devices, dealers reduced orders of 50 Series Plus products and cleared inventory while waiting for the Solaris devices to become available. We believe this had the effect of contraining sales in the months of June, July and August 2003, and particularly on the fourth quarter of fiscal year 2003.

         Sales of physical medicine products remained even at 86% of total revenues for both years ended June 30, 2003 and 2002, while sales of aesthetic products accounted for 7% and 8% of total revenues for the years ended June 30, 2003 and 2002, respectively. Chargeable repairs, billable freight revenue and other miscellaneous revenue accounted for 7% and 6% of total revenues for the years ended June 30, 2003 and 2002, respectively.

         During fiscal year 2003, gross profit was $6,187,156 or 36.6% of net sales compared to $6,496,540 or 37.9% of net sales in 2002. The 1.3% decrease in gross margin as a percentage of net sales in 2003 reflects lower sales of high margin therapy and aesthetic devices which have margins ranging from 40% to 80% while sales of treatment tables, exercise products and supplies that have margins ranging from 20% to 50% increased. The introduction of the new Solaris products is anticipated to increase overall margins in fiscal year 2004 based on the expectation of increased market share of these higher margin therapy devices.

         Selling, general and administrative (SG&A) expenses for the year ended June 30, 2003, were $4,948,385 or 29.3% of net sales compared to $5,053,765 or
29.5% of net sales in 2002. In part, the decrease in SG&A expenses reflects the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which was required as of July 1, 2002. This pronouncement reduced the expense associated with the amortization of goodwill and intangible assets for the year ended June 30, 2003, to $7,325 compared to $94,539 in 2002, resulting in a reduction of $87,214 in 2003. During fiscal year 2003, the Company's premiums for medical, property and casualty, and product liability insurance increased by approximately $76,000. In addition, depreciation expense in 2003 increased by approximately $42,000 due primarily to the addition of automated manufacturing equipment at our Tennessee facility. In 2003 we saved approximately $40,000 in telephone expense compared to 2002 by negotiating lower rates with our phone company.

         As a result of our focus on developing a record number of new products this fiscal year, research and development expenses during the year ended June 30, 2003 increased 55% to $1,038,753, compared to $668,426 in 2002. R&D expenses represented approximately 6.1% and 3.9% of the revenues of the Company in 2003 and 2002, respectively. Our increased R&D efforts reflected an intentional effort to bring new products to market more rapidly. R&D costs are expensed as incurred. Only limited revenue was recognized from these new products in fiscal year 2003. Products introduced in fiscal year 2003 included the HLT3 powered therapy table, the Dynatron STSi pain management device, and our proprietary line of cold packs. The Dynatron Solaris Series devices were introduced in the first quarter of fiscal year 2004 while other products will also be introduced during fiscal year 2004. R&D expenses are expected to maintain at their current level in 2004 and then decline thereafter.

         Interest expense for the year ended June 30, 2003 decreased $104,713 to $176,731 compared to $281,444 at June 30, 2002. The lower average outstanding balances on the Company's line of credit in 2003 together with lower interest rates resulted in reduced interest expense in 2003 compared to 2002.

         Pre-tax profit for the year ended June 30, 2003 was $41,507 compared to $511,789 in fiscal year 2002. The decline is primarily due to lower sales for the year as dealers shifted their orders to the new Solaris units which were delayed beyond year end as well as the $370,327 increase in R&D expense for the year.

         Income tax expense for the year ended June 30, 2003 was $16,708 compared to $195,688 in 2002. The effective tax rate for the year ended June 30, 2003 was 40.3% compared to 38.2% in 2002. The increase in effective tax rate in 2003 is due to state franchise tax expense remaining relatively constant compared to 2002, but representing a higher percentage of book income in 2003.

         Net income for the year ended June 30, 2003, was $24,799 (approximately $.00 per share), compared to $316,101 (approximately $.04 per share) in 2002. The large increase in R&D expenses, together with the delay in shipping the Solaris units were the primary reasons for our decreased profits in 2003.

Liquidity and Capital Resources

         The Company has financed its operations through cash reserves, available borrowings under its credit line facility, and from cash provided by operations. The Company had working capital of $5,516,720 at June 30, 2003, inclusive of the current portion of long-term obligations and credit facilities, as compared to working capital of $5,484,167 at June 30, 2002.

         Trade accounts receivable represent amounts due from the Company's dealer network and from medical practitioners and clinics. We estimate that the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers. Accounts receivable are generally collected within 30 days of the terms extended.

         Management has focused over the past year on improving collection times by tightening credit in order to reduce the days to collection of outstanding receivables. As a result, trade accounts receivable decreased over $873,365 from June 30, 2002 to June 30, 2003. The days of net sales outstanding in accounts receivable improved to 49 days at June 30, 2003 compared to 67 days at June 30, 2002. Management anticipates accounts receivable will increase in future years concurrent with increased sales.

         Inventories, net of reserves, increased during the year by $807,738 to $4,644,489 at June 30, 2003 compared to $3,836,751 at June 30, 2002. Nearly half of the increase in inventory levels is related to the bulk purchase of products from overseas suppliers and the other half is due to a planned build up of 50 Series Plus products to carry us through several months while manufacturing focuses on the new Solaris product line. Management expects that inventories will increase with the introduction of Solaris and then return to more traditional levels over the course of the coming fiscal year.

         Prepaid expenses increased to $480,697 at June 30, 2003 compared to $359,000 at June 30, 2002 primarily as a result of the Company's higher trade show activities, software licensing, directors and officers' liability insurance and other miscellaneous items.

         Goodwill at June 30, 2003 and 2002 totaled $789,422. Beginning July 1, 2002, the Company adopted the provisions of SFAS No. 142. In compliance with FAS 142 Goodwill and other Intangible Assets, management utilized standard principles of financial analysis and valuation including: transaction value, market value and income value methods to arrive at a reasonable estimate of the fair value of the Company in comparison to its book value. As of July 1, 2002 and June 30, 2003, the fair value of the Company exceeded the book value of the Company. Therefore, there was no indication of impairment upon adoption of SFAS No. 142 nor at our current fiscal year end. Management is primarily responsible for the FAS 142 valuation determination and performed the annual impairment assessment during the Company's fourth quarter.

         Accounts payable increased by $278,206 to $597,111 at June 30, 2003 compared to $318,905 at June 30, 2002. The increase in accounts payable is a result of the build up of our inventory levels and the timing of our weekly payments to suppliers. All accounts payable are within term. We continue to take advantage of available early payment discounts when offered.

         Accrued expenses at June 30, 2003 increased $159,834 to $540,258 compared to $380,424 at June 30, 2002. The increase in accrued expenses relates primarily to higher accrued professional fees, warranty expense reserves, accrued commissions payable, and other miscellaneous expenses payable.

         On September 3, 2003, the Company announced a stock repurchase program. The Board of Directors authorized the expenditure of up to $500,000 to purchase the Company's common stock on the open market pursuant to regulatory restrictions governing such repurchases. The decision to initiate the program was based on the management team's confidence in the company's future growth - a confidence bolstered in part by the introduction of the Solaris line - combined with a languishing stock price deemed to be undervalued.

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

         The current ratio at June 30, 2003 was 2.9 to 1 compared to 3.1 to 1 at June 30, 2002. Current assets represent 66% of total assets at June 30, 2003.

         The Company's revenues and net income from continuing operations have not been unusually affected by inflation or price increases for raw materials and parts from vendors.

         The Company's business operations are not materially affected by seasonality factors.

Commitments

         Long-term debt excluding current installments totaled $1,754,066 at June 30, 2003, compared to $1,950,309 at June 30, 2002. Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee. The principal balance on the mortgage loans is approximately $1.8 million with monthly principal and interest payments of $21,409.

         As of June 30, 2003, we had the following future contractual cash commitments:

                                                                Payments Due By Period

                                      Total        1 Year         2-3 Years         4-5 Years          After 5 Years
                                      -----        ------         ---------         ---------          -------------

Long-term debt*                   $1,952,672        198,606          425,087          425,289               903,690
Operating lease obligations       $   41,266         24,367           16,899                -                     -
                                  ----------------------------------------------------------------------------------
Total                             $1,993,938        222,973          441,986          425,289               903,690

------------------------
* Consists primarily of mortgage loans.

Senior Credit Facility

         The Company maintains a revolving line of credit facility with a commercial bank in the amount of $4,500,000. The outstanding balance on our line of credit facility was $1.38 million at June 30, 2003 compared to $1.44 million at June 30, 2002.

         Interest on the line of credit is based on the bank's prime rate, which at June 30, 2003, equaled 4.00%. The line of credit is collateralized by accounts receivable and inventories. Borrowing limitations are based on 30% of eligible inventory and up to 80% of eligible accounts receivable, which results in a borrowing base of approximately $2.8 million. The line of credit agreement is renewable annually on December 1st and includes covenants requiring the Company to maintain certain financial ratios. As of June 30, 2003, we were in compliance with all loan covenants.

Critical Accounting Policies

         We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any risks related to these policies on our business operations are discussed in Management's Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, see Notes to the Financial Statements contained in this 10-KSB report. In all material respects, the accounting principles that are utilized conform to generally accepted accounting principles in the United States of America.

         The preparation of this annual report on Form 10-KSB requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate these estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

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

         Any modifications to estimates of inventory valuation reserves are reflected in the cost of goods sold within the statements of income during the period in which such modifications are determined necessary by management. At June 30, 2003 and June 30, 2002, our inventory valuation reserve balance, which established a new cost basis, was $289,936 and $265,692, respectively and our inventory balance was $4,644,489 and $3,836,751 net of reserves, respectively.

Revenue Recognition

         Our products are sold primarily through a network of independent distributors. Sales revenues are recorded when products are shipped FOB shipping point under an agreement with a customer, risk of loss and title have passed to the customer, and collection of any resulting receivable is reasonably assured. Amounts billed for shipping and handling of products are recorded as sales revenue. Costs for shipping and handling of products to customers are recorded as cost of sales.

Allowance for Doubtful Accounts

         We must make estimates of the collectibility of accounts receivable. In doing so, we analyze accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $2,283,071 and $3,156,436, net of allowance for doubtful accounts of $145,130 and $165,763, at June 30, 2003 and June 30, 2002, respectively.

Outlook

         Over the past five years, annual net sales have grown from $12.6 million in fiscal year 1998 to $16.9 million in fiscal year 2003. During fiscal year 2003, we focused our efforts on fueling and sustaining future growth through the development of several new products for the rehabilitation markets while, at the same time, strengthening our channels of distribution and improving operating efficiencies.

         As part of this year's R&D campaign, we introduced the Dynatron STSi combination therapy device in November 2002. This device incorporates one channel of our STS chronic pain treatment technology together with one channel of our interferential therapy for treating patients with acute pain. In September 2003, we introduced the new Solaris Series line of advanced technology electrotherapy/ultrasound products featuring an infrared light therapy probe. This new product line is expected to quickly become our top selling line. During the fall of 2003, we expect to submit an application to FDA for clearance of a low-power laser accessory probe to the Solaris Series products. Other probes will be developed in the future as market needs are identified.

         The Dynatron Solaris 701 device will be introduced in fiscal year 2004. This device will complete the family of combination therapy devices that make up the Solaris Series. The 701 will be a combination ultrasound and infrared light therapy device. In addition, work is underway to develop a proprietary line of iontophoresis products.

         R&D efforts have not been limited to high tech products alone. During the first quarter of fiscal 2003, Dynatronics introduced a new, more price competitive powered therapy table. Demand for these tables quickly outstripped supply and by January 2003, these tables were on backorder. Increased manufacturing efforts eliminated that backlog and are now keeping up with demand. At least two more powered therapy tables are scheduled for introduction during fiscal year 2004. In addition, we introduced a new line of proprietary cold packs in May 2003. These new cold packs are of higher quality than the packs previously purchased from another vendor and carry higher gross margins. They were well received when they were introduced at the Dealer Meeting held in Park City, Utah in June 2003.

         Going forward, we will continue to strengthen our manufacturing capabilities with the goal of improving margins and gaining greater pricing advantages over competitors. To that end, some products previously purchased from other manufacturers are being converted to in-house manufacturing. Other products are being purchased from overseas manufacturers or moved to more competitive domestic manufacturers.

         Another important part of our strategic plan is the expansion of worldwide marketing efforts. In July 2002, our ISO 9001 certification was renewed for our Salt Lake operation, where all electrotherapy, ultrasound, STS devices, light therapy and Synergie products are manufactured. With this designation, we can market products manufactured in this facility in any country that recognizes the CE Mark. We are now working to establish effective distribution of these products in the European Community. The inclusion of a popular electrotherapy modality in the European version of the Solaris Series along with the availability of light therapy products in combination with electrotherapy and ultrasound modalities positions the Solaris devices for greater acceptance in the European markets. It is hoped that these attractive features will make foreign distribution channels more accessible.

         We continue efforts to promote our line of aesthetic products. Controlling and expanding the channels of distribution for these products is expected to ultimately increase sales of these high margin products and allow us to more fully access the potential of the aesthetics products market. We perceive this market to be both lucrative and expanding, particularly as aging baby boomers continue to look for ways to retain a youthful appearance. Despite the expansion of the beauty and spa market, this is a segment of our business that seems to be more directly impacted by general economic slow down as spa and beauty services are purchased with discretionary dollars not as readily available in slower economic times. Recent interest by medical spas in the use of physical therapy modalities such as electrotherapy, ultrasound and light therapy in aesthetic applications has opened new potential for crossover of physical medicine modalities into the aesthetics market. This presents a unique opportunity for us to grow sales of new aesthetic products with little R&D effort since the products have already been developed for the physical medicine markets.

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

         Based on these strategic initiatives, we are focusing our resources in the following areas:

o Increasing our share of the therapy device market with the introduction of the new line of Solaris products. We will also educate the market on the benefits of infrared light therapy for treating pain.

o Reinforcing our position in the physical medicine market through an aggressive research and development campaign that will result in the introduction of several more new products over the coming year.

o Improving sales and distribution of rehabilitation products domestically through strengthened relationships with dealers, particularly the high-volume specialty dealers.

o Developing a channel for distribution of aesthetic products domestically and exploring the opportunities to introduce versions of our physical therapy modalities into the aesthetics market.

o Expanding distribution of both rehabilitation and aesthetic products internationally.

o             Applying e-commerce solutions to improving overall performance.

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

         Dependence on Patents and Proprietary Rights. The Company has five patents issued and two patents pending relating to its products. In addition, we have obtained by license the worldwide rights to the STS patent. The Company's trademarks have also been registered in the United States and in other countries. There can be no assurance that patents owned by or licensed to us will not be challenged or circumvented or will provide us with any competitive advantages or that a patent will issue from any pending patent application. We also rely upon copyright protection for its proprietary software and other property. There can be no assurance that any copyright obtained will not be circumvented or challenged. In addition, we rely on trade secrets that we seek to protect, in part, through confidentiality agreements with employees and other parties. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the our trade secrets will not otherwise become known to or independently developed by competitors. The Company may become involved from time to time in litigation to determine the enforceability, scope and validity of proprietary rights. Any such litigation could result in substantial cost to the Company and divert the efforts of its management and technical personnel.

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

                             DYNATRONICS CORPORATION

                              Financial Statements

                             June 30, 2003 and 2002

                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report



The Board of Directors
Dynatronics Corporation:


We have audited the accompanying balance sheets of Dynatronics Corporation as of June 30, 2003 and 2002 and the related statements of income, stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynatronics Corporation as of June 30, 2003 and 2002 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles Assets, in 2002.




                                        /s/ KPMG LLP


Salt Lake City, Utah
August 8, 2003

                             DYNATRONICS CORPORATION

                                 Balance Sheets

                             June 30, 2003 and 2002


                                      Assets                                               2003             2002
                                                                                      --------------   --------------
Current assets:
    Cash                                                                              $      404,276          396,803
    Trade accounts receivable, less allowance for doubtful accounts
       of $145,130 in 2003 and $165,763 in 2002                                            2,283,071        3,156,436
    Other receivables                                                                        193,713           58,202
    Inventories                                                                            4,644,489        3,836,751
    Prepaid expenses                                                                         480,697          359,000
    Income tax receivable                                                                    105,804               --
    Deferred tax asset - current                                                             312,547          276,905
                                                                                      --------------   --------------
                Total current assets                                                       8,424,597        8,084,097

Property and equipment, net                                                                3,202,553        3,345,059
Goodwill                                                                                     789,422          789,422
Other assets                                                                                 296,457          289,624
                                                                                      --------------   --------------
                                                                                      $   12,713,029       12,508,202
                                                                                      ==============   ==============
                       Liabilities and Stockholders' Equity

Current liabilities:
    Current installments of long-term debt                                            $      198,606          225,604
    Line of credit                                                                         1,382,095        1,435,689
    Accounts payable                                                                         597,111          318,905
    Income tax payable                                                                            --           30,804
    Accrued expenses                                                                         540,258          380,424
    Accrued payroll and benefit expenses                                                     189,807          208,504
                                                                                      --------------   --------------
                Total current liabilities                                                  2,907,877        2,599,930

Long-term debt, excluding current installments                                             1,754,066        1,950,309
Deferred compensation                                                                        305,654          282,229
Deferred tax liability - noncurrent                                                          144,059           99,160
                                                                                      --------------   --------------
                Total liabilities                                                          5,111,656        4,931,628
                                                                                      --------------   --------------
Stockholders' equity:
    Common stock, no par value. Authorized 50,000,000 shares;
       8,869,335 and 8,928,774 shares issued in 2003 and 2002, respectively                2,478,981        2,638,677
    Treasury stock, 59,439 common shares at cost in 2002                                          --         (159,696)
    Retained earnings                                                                      5,122,392        5,097,593
                                                                                      --------------   --------------
                Total stockholders' equity                                                 7,601,373        7,576,574

Commitments and contingencies
                                                                                      --------------   --------------

                                                                                      $   12,713,029       12,508,202
                                                                                      ==============   ==============
See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION

                              Statements of Income

                       Years ended June 30, 2003 and 2002

                                                                                           2003             2002
                                                                                      --------------   --------------
Net sales                                                                             $   16,896,992       17,133,953
Cost of sales                                                                             10,709,836       10,637,413
                                                                                      --------------   --------------
                 Gross profit                                                              6,187,156        6,496,540

Selling, general, and administrative expenses                                              4,948,385        5,053,765
Research and development expense                                                           1,038,753          668,426
                                                                                      --------------   --------------
                 Operating income                                                            200,018          774,349
                                                                                      --------------   --------------
Other income (expense):
     Interest income                                                                           6,825            3,751
     Interest expense                                                                       (176,731)        (281,444)
     Other income, net                                                                        11,395           15,133
                                                                                      --------------   --------------
                 Total other expense, net                                                   (158,511)        (262,560)
                                                                                      --------------   --------------

                 Income before income taxes                                                   41,507          511,789

Income tax expense                                                                            16,708          195,688
                                                                                      --------------   --------------
                 Net income                                                           $       24,799          316,101
                                                                                      ==============   ==============

Basic net income per share                                                            $         0.00             0.04

Diluted net income per share                                                                    0.00             0.04

Weighted average basic and diluted common shares outstanding:
     Basic                                                                                 8,869,335        8,855,083
     Diluted                                                                               8,869,335        8,898,422


See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION

                       Statements of Stockholders' Equity

                       Years ended June 30, 2003 and 2002

                                                                                                                Total
                                                         Common            Treasury           Retained       stockholders'
                                                          stock              stock            earnings         equity
                                                     --------------     --------------     ------------    ----------------
Balances at June 30, 2001                            $    2,565,926           (120,096)       4,781,492           7,227,322

Purchase of 23,855 shares of treasury stock                      --            (39,600)              --             (39,600)

Issuance of 88,352 shares of common stock
    upon exercise of employee stock options                  68,364                 --               --              68,364

Income tax benefit from disqualifying disposition
    of employee stock options and nonemployee
    exercise of stock options                                 4,387                 --               --               4,387

Net income                                                       --                --           316,101             316,101
                                                     --------------     --------------     ------------    ----------------

Balances at June 30, 2002                                 2,638,677           (159,696)       5,097,593           7,576,574

Retirement of 59,439 shares of treasury stock              (159,696)           159,696               --                  --

Net income                                                       --                 --           24,799              24,799
                                                     --------------     --------------     ------------    ----------------

Balances at June 30, 2003                            $    2,478,981                 --        5,122,392           7,601,373
                                                     ==============     ==============     ============    ================



See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION

                            Statements of Cash Flows

                       Years ended June 30, 2003 and 2002

                                                                                            2003            2002
                                                                                      --------------   --------------
Cash flows from operating activities:
    Net income                                                                        $       24,799          316,101
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization of property and equipment                            374,864          333,077
          Other amortization                                                                   7,325           94,539
          Provision for doubtful accounts                                                     72,000           48,000
          Provision for inventory obsolescence                                               240,000          204,000
          Provision for warranty reserve                                                     199,718          248,576
          Provision for deferred compensation                                                 23,425           21,630
          Changes in operating assets and liabilities:
             Receivables                                                                     665,854          355,611
             Inventories                                                                  (1,047,738)         705,572
             Prepaid expenses and other assets                                              (135,855)        (167,890)
             Income tax receivable                                                          (105,804)              --
             Deferred income taxes                                                             9,257           12,144
             Income tax payable                                                              (30,804)          61,194
             Accounts payable and accrued expenses                                           219,625         (389,245)
                                                                                      --------------   --------------

                Net cash provided by operating activities                                    516,666        1,843,309
                                                                                      --------------   --------------
Cash flows used in investing activities:
    Capital expenditures                                                                    (232,358)        (400,678)
                                                                                      --------------   --------------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                                   7,375          919,715
    Principal payments on long-term debt                                                    (230,616)        (817,856)
    Net change in line of credit                                                             (53,594)      (1,435,335)
    Proceeds from issuance of common stock                                                        --           28,764
                                                                                      --------------   --------------
                Net cash used in financing activities                                       (276,835)      (1,304,712)
                                                                                      --------------   --------------
                Net increase in cash                                                           7,473          137,919

Cash at beginning of year                                                                    396,803          258,884
                                                                                      --------------   --------------
Cash at end of year                                                                   $      404,276          396,803
                                                                                      ==============   ==============
Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                                            $      180,217          287,113
    Cash paid during the year for income taxes                                               138,500          122,350

Supplemental disclosures of noncash investing and financing activities:
    Common stock issued in exchange for cashless exercise of options
       using mature stock                                                             $           --           39,600
    Income tax benefit from nonemployee exercise of stock options                                 --            4,387




See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION

                          Notes to Financial Statements

                             June 30, 2003 and 2002



(1)      Basis of Presentation and Summary of Significant Accounting Policies

         (a) Basis of Presentation

              Dynatronics Corporation (the Company) manufactures, markets, and distributes a broad line of therapeutic, diagnostic, and rehabilitation equipment, medical supplies and soft goods, treatment tables and aesthetic medical devices to an expanding market of physical therapists, podiatrists, orthopedists, chiropractors, plastic surgeons, dermatologists, and other medical professionals. The products are distributed primarily through dealers in the United States and Canada, with increasing distribution in foreign countries.

       (b)    Inventories

              Finished goods inventories are stated at the lower of standard cost, which approximates actual cost (first-in, first-out), or market. Raw materials are stated at the lower of cost (first-in, first-out), or market.

       (c)    Trade Accounts Receivable

              Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts monthly. All account balances are reviewed on an individual basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

       (e)    Goodwill and Long-Lived Assets

              Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, as of July 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Management is primarily responsible for the SFAS No. 142 valuation determination. In compliance with SFAS No. 142, management utilizes standard principles of financial analysis and valuation including: transaction value, market value, and income value methods to arrive at a reasonable estimate of the fair value of the Company in comparison to its book value. The Company has determined it has one reporting unit. As of July 1, 2002, the fair value of the Company exceeded the book value of the Company. Therefore, there was not an indication of impairment upon adoption of SFAS No. 142. Management performed its annual impairment assessment during the Company's fourth quarter and determined

                             DYNATRONICS CORPORATION

                          Notes to Financial Statements

                             June 30, 2003 and 2002



              there was not an indication of impairment. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

              In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

              Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over 15 and 30 years.

       (f)    Revenue Recognition

              Sales are generally recorded when products are shipped FOB shipping point under an agreement with a customer, risk of loss and title have passed to the customer, and collection of any resulting receivable is reasonably assured. Amounts billed for shipping and handling of products are recorded as sales revenue. Costs for shipping and handling of products to customers are recorded as cost of sales.

       (g)    Research and Development Costs

              Research and development costs are expensed as incurred.

       (h)    Product Warranty Reserve

              Costs estimated to be incurred in connection with the Company's product warranty programs are charged to expense as products are sold based on historical warranty rates.

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

                             DYNATRONICS CORPORATION

                          Notes to Financial Statements

                             June 30, 2003 and 2002



              A reconciliation between the basic and diluted weighted average number of common shares for 2003 and 2002 is summarized as follows:

                                                                        2003            2002
                                                                    ------------   -------------
              Basic weighted average number of common shares
                outstanding during the year                            8,869,335       8,855,083
              Weighted average number of dilutive common stock
                options outstanding during the year                           --          43,339
                                                                    ------------   -------------
              Diluted weighted average number of common and
                common equivalent shares outstanding during the
                year                                                   8,869,335       8,898,422
                                                                    ============   =============

              Outstanding options not included in the computation of diluted net income per share total 983,645 and 279,887 as of June 30, 2003 and 2002, respectively, because to do so would have been antidilutive.

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

                             DYNATRONICS CORPORATION

                          Notes to Financial Statements

                             June 30, 2003 and 2002



       (k)    Stock-Based Compensation

              The Company employs the footnote disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 123 encourages entities to adopt a fair-value-based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS No. 123. Accordingly, no compensation expense has been recognized for the stock option plan. Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date for awards in 2003 and 2002, consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

                                                                        Year ended          Year ended
                                                                         June 30,            June 30,
                                                                           2003                2002
                                                                     -----------------    -------------
              Net income as reported                                 $          24,799          316,101
              Less: pro forma adjustment for stock based
                compensation, net of income tax                                (36,469)         (67,091)
                                                                     -----------------    -------------
                      Pro forma net (loss) income                    $         (11,670)         249,010
                                                                     =================    =============
              Basic and diluted net (loss) income per share:
                As reported                                                       0.00             0.04
                Effect of pro forma adjustment                                   (0.00)           (0.01)
                Pro forma                                                        (0.00)            0.03

              The Company has no employee stock-based compensation expense since stock options have exercise prices at least equal to the market price of the Company's stock on the grant date. The Company has refined its methodology in calculating its pro forma footnote disclosure and corrected its historical computations. In the Company's previous footnotes, the pro forma net income per share on a basic and diluted basis was $0.02 for the year ended June 30, 2002.

                             DYNATRONICS CORPORATION

                          Notes to Financial Statements

                             June 30, 2003 and 2002



              The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                             June 30
                                                   -----------------------------
                                                      2003               2002
                                                   ------------     ------------
              Expected dividend yield                 0%                 0%
              Expected stock price volatility        88-91%            90 - 95%
              Risk-free interest rate              2.89 - 4.42%     4.34 - 5.14%
              Expected life of options             5 & 7 years      5 & 7 years

              The weighted average fair value of options granted during 2003 and 2002 was $0.60 and $0.89, respectively.

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

       (m)    Operating Segments

              The Company operates in one line of business, the development, marketing, and distribution of a broad line of medical products for the physical therapy and aesthetics markets. As such, the Company has only one reportable operating segment as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

              The Company groups their sales into physical medicine products and aesthetic products. Physical medicine products consisted of 93% and 92% of net sales for the years ended June 30, 2003 and 2002, respectively. Aesthetics products consisted of 7% and 8% of net sales for the years ended June 30, 2003 and 2002, respectively.

       (n)    Use of Estimates

              Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Significant items subject to such estimates and assumptions include the carrying amount of property, plant, and equipment; valuation allowances for receivables and inventories; accrued product warranty reserve; and estimated recoverability of goodwill. Actual results could differ from those estimates.

                             DYNATRONICS CORPORATION

                          Notes to Financial Statements

                             June 30, 2003 and 2002



       (o)    Fair Value Disclosure

              The carrying value of accounts receivable, accounts payable, accrued expenses, and line of credit approximates their estimated fair value due to the relative short maturity of these instruments. The carrying value of long-term debt approximates its estimated fair value due to recent issuance of the debt or the existence of interest rate reset provisions.

       (p)    Advertising Cost

              Advertising costs are expensed as incurred except for catalogs. Catalogs are recorded as prepaid supplies until they are no longer owned or expected to be used, at which time they are recorded as advertising expense. Advertising expense for the years ended June 30, 2003 and 2002 was approximately $172,300 and $172,500, respectively. No prepaid supplies consisted of catalogs as of June 30, 2003 and 2002.

       (q)    Reclassifications

              Amounts billed for shipping and handling of products are recorded as sales revenues. Costs of shipping and handling of products to customers are recorded as costs of sales. In prior years, the Company recorded revenues from shipping and handling products net of the related costs. Amounts recorded in 2002 have been reclassified to conform with current year presentation. As a result, net sales and cost of sales for 2002 have each increased by $796,635.

(2)      Inventories

         Inventories consist of the following:

                                                2003                   2002
                                          -----------------      --------------
        Raw materials                     $       2,487,435           2,555,535
        Finished goods                            2,446,990           1,546,908
        Inventory reserve                          (289,936)           (265,692)
                                          -----------------      --------------
                                          $       4,644,489           3,836,751
                                          =================      ==============

                             DYNATRONICS CORPORATION

                          Notes to Financial Statements

                             June 30, 2003 and 2002




(3)      Property and Equipment

         Property and equipment consist of the following:

                                                 2003                  2002
                                          -----------------      --------------
         Land                             $         354,743             354,743
         Buildings                                2,897,447           2,871,286
         Machinery and equipment                  1,728,106           1,603,963
         Office equipment                           415,349             352,502
         Vehicles                                    65,487              61,771
                                          -----------------      --------------
                                                  5,461,132           5,244,265
         Less accumulated depreciation
               and amortization                   2,258,579           1,899,206
                                          -----------------      --------------
                                          $       3,202,553           3,345,059
                                          =================      ==============


(4)      Product Warranty Reserve

         A reconciliation of the changes in the product warranty reserve consists of the following:

                                                2003                  2002
                                          -----------------      ---------------
         Beginning product warranty
           reserve balance                $         136,000             112,000
         Warranty repairs                          (175,718)           (224,575)
         Warranties issued                          243,317             235,592
         Changes in estimated warranty
           costs                                    (43,599)             12,983
                                          -----------------      ---------------
            Ending product warranty
                reserve balance           $         160,000             136,000
                                          =================      ===============


(5)      Line of Credit

         The Company has a revolving line of credit facility with a commercial bank in the amount of $4.5 million. Borrowing limitations are based on 30% of eligible inventory and up to 80% of eligible accounts receivable. At June 30, 2003 and 2002, the outstanding balance was $1.38 million and $1.44 million, respectively. The line of credit is collateralized by inventory and accounts receivable and bears interest at the bank's "prime rate," (4.0% and 4.75% at June 30, 2003 and 2002, respectively). This line is subject to annual renewal and matures on December 1, 2003. Accrued interest is payable monthly.

                             DYNATRONICS CORPORATION

                          Notes to Financial Statements

                             June 30, 2003 and 2002




(6)      Long-Term Debt

         Long-term debt consists of the following:

                                                                                    2003            2002
                                                                             ---------------   --------------
         7.11% promissory note with an interest rate reset in
           November 2003 secured by a trust deed on real property,
           payable in monthly installments of $8,708 through
           November 2008                                                     $       468,643          537,154
         6.21% promissory note secured by a trust deed on real
           property, maturing November 2013, payable in decreasing
           installments beginning at $7,545 monthly ($7,060 during
           2003 and 2002)                                                            645,072          688,283
         5.25% promissory note secured by building, payable in
           monthly installments of $5,641 through May 2017                           663,397          694,372
         8.87% promissory note secured by fixed assets, payable in
           monthly installments of $3,901 through May 2007                           159,741          193,930
         Other notes payable                                                          15,819           62,174
                                                                             ---------------   --------------
                 Total long-term debt                                              1,952,672        2,175,913

         Less current installments                                                   198,606          225,604
                                                                             ---------------   --------------
                 Long-term debt, excluding current installments              $     1,754,066        1,950,309
                                                                             ===============   ==============

         The aggregate maturities of long-term debt for each of the years subsequent to 2003 are as follow: 2004, $198,606; 2005, $206,899; 2006,
         $218,188; 2007, $227,458; 2008, $197,831; and thereafter $903,690.

(7)      Leases

         The Company leases vehicles under noncancelable operating lease agreements. Rent expense for the years ended June 30, 2003 and 2002 was $29,203 and $31,915, respectively. Future minimum rental payments required under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of 2003 are as follows:
         2004, $24,367; 2005, $10,728; and 2006, $6,171.

                             DYNATRONICS CORPORATION

                          Notes to Financial Statements

                             June 30, 2003 and 2002



(8)      Goodwill and Other Intangible Assets

         Goodwill. The cost of acquired companies in excess of the fair value of the net assets and purchased intangible assets at acquisition date is recorded as goodwill. As of June 30, 2002, the Company had goodwill, net of $789,422 from the acquisition of Superior Orthopaedic Supplies, Inc. on May 1, 1996 and the exchange of Dynatronics Laser Corporation common stock for a minority interest in Dynatronics Marketing Corporation on June 30, 1983. Through June 30, 2002, goodwill was amortized over a period of 15 and 30 years, respectively, on a straight-line basis. The following table sets forth reported net income and basic and diluted net income per share, as adjusted, to exclude amortization of goodwill which would not have been recorded under SFAS No. 142:

                                                                   Year ended
                                                                 June 30, 2002
                                                               -----------------
         Net income, as reported                               $        316,101

         Amortization expense of goodwill, net of tax                    57,018
                                                               -----------------
               Net income, as adjusted                         $        373,119
                                                               =================

         Basic net income per share, as reported                           0.04

         Diluted net income per share, as reported                         0.04

         Amortization expense of goodwill per basic
           and diluted share                                               0.01

         Basic net income per share, as adjusted                           0.04

         Diluted net income per share, as adjusted                         0.04

         License Agreement. Identifiable intangible assets, included in other assets, consist of a license agreement entered into on August 16, 2000 for a certain concept and process relating to a patent. The license agreement is being amortized over ten years on a straight-line basis. The following table sets forth the gross carrying amount, accumulated amortization, and net carrying amount of the license agreement:

                                                As of                 As of
                                            June 30, 2003         June 30, 2002
                                           ---------------       --------------
         Gross carrying amount             $        73,240               73,240

         Accumulated amortization                   20,752               13,427
                                           ---------------       --------------

             Net carrying amount           $        52,488               59,813
                                           ===============       ==============

                             DYNATRONICS CORPORATION

                          Notes to Financial Statements

                             June 30, 2003 and 2002



         Amortization expense associated with the license agreement was $7,325 for 2003 and 2002. Estimated amortization expense for the existing license agreement is expected to be $7,325 for each of the fiscal years ending June 30, 2004 through June 30, 2010.

(9)      Income Taxes

         Income tax expense for the years ended June 30 consists of:

                                                                                  Stock option
                                              Current            Deferred           benefit          Total
                                          ----------------  -----------------   ---------------  ------------
         2003:
           U.S. federal                   $             --              8,016                --         8,016
           State and local                           7,451              1,241                --         8,692
                                          ----------------  -----------------   ---------------  ------------
                                          $          7,451              9,257                --        16,708
                                          ================  =================   ===============  ============
         2002:
           U.S. federal                   $        143,980             12,850             3,800       160,630
           State and local                          35,177               (706)              587        35,058
                                          ----------------  -----------------   ---------------  ------------
                                          $        179,157             12,144             4,387       195,688
                                          ================  =================   ===============  ============


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

         Actual income tax expense differs from the "expected" tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to income before income taxes) as follows:

                                                                2003            2002
                                                         --------------   ---------------
         Expected tax expense                            $       14,112           174,009
         State taxes, net of federal tax benefit                  5,737            23,138
         Meals and entertainment                                  1,558             2,247
         Amortization of goodwill not deductible                     --             2,985
         Officers' life insurance                                (3,249)           (2,927)
         Extraterritorial income exclusion                       (2,237)           (3,978)
         Other, net                                                 787               214
                                                         --------------   ---------------
                                                         $       16,708           195,688
                                                         ==============   ===============

                             DYNATRONICS CORPORATION

                          Notes to Financial Statements

                             June 30, 2003 and 2002



         Deferred income tax assets and liabilities related to the tax effects of temporary differences are as follows:

                                                                                    2003            2002
                                                                             ---------------   --------------
         Net deferred tax asset - current:
             Charitable contribution                                         $        10,614               --
             Inventory capitalization for income tax purposes                         64,385           47,689
             Inventory reserve                                                       107,778           99,103
             Vacation reserve                                                          3,730            3,730
             Warranty reserve                                                         59,680           50,728
             Accrued product liability                                                12,227           13,825
             Allowance for doubtful accounts                                          54,133           61,830
                                                                             ---------------   --------------
                 Total deferred tax asset - current                          $       312,547          276,905
                                                                             ===============   ==============
         Net deferred tax asset (liability) - noncurrent:
             Deferred compensation                                           $       114,009          105,271
             Property and equipment, principally due to differences in
               depreciation                                                         (240,987)        (216,170)
             Noncompete and goodwill                                                 (17,081)          11,739
                                                                             ---------------   --------------
                 Total deferred tax liability - noncurrent                   $      (144,059)         (99,160)
                                                                             ===============   ==============


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

(10)     Major Customers

         During the fiscal years ended June 30, 2003 and 2002, sales to any single customer did not exceed 10% of total revenues.

(11)     Common Stock

         On July 15, 2003, the Company approved an open-market share repurchase program for up to $500,000 of the Company's common stock.

         The Company granted options to acquire common stock under its 1992 qualified stock option plan. The options are to be granted at not less than 100% of the market price of the stock at the date of grant. Option terms are determined by the board of directors, and exercise dates may range from six months to five years from the date of grant.

                             DYNATRONICS CORPORATION

                          Notes to Financial Statements

                             June 30, 2003 and 2002



         A summary of activity follows:

                                                          2003                                   2002
                                          -------------------------------------  -------------------------------------
                                                                 Weighted                                Weighted
                                             Number of            average            Number of           average
                                               shares         exercise price          shares          exercise price
                                          ---------------  ------------------    ----------------    -----------------
         Options outstanding at
            beginning of year                     836,578     $        1.19             930,906      $       1.17
         Options granted                          324,651              0.77              90,861              1.12
         Options exercised                             --                --              88,352              0.77
         Options canceled or expired             (257,584)             1.00             (96,837)             1.34
                                          ---------------     -------------      --------------
         Options outstanding at end
            of year                               903,645              1.09             836,578              1.19
                                          ===============     =============      ==============
         Options exercisable at end
            of year                               466,506              1.25             682,891              1.15
         Range of exercise prices at
            end of year                                         0.66 - 2.70                           0.72 - 2.70


         At June 30, 2003, 959,816 shares of common stock were authorized and reserved for issuance, but were not granted under the terms of the stock option plan.

         The Company has 80,000 options outstanding that were not issued under the Company's stock option plan. The exercise price of the options ranges from $1.08 to $4.00. The options expire during fiscal 2007 through fiscal 2010.

(12)     Employee Benefit Plan

         During 1991, the Company established a deferred savings plan which qualifies under Internal Revenue Code Section 401(k). The plan covers all employees of the Company who have at least six months of service and who are age 20 or older. For 2003 and 2002, the Company made matching contributions of 25% of the first $2,000 of each employee's contribution. The Company's contributions to the plan for 2003 and 2002 were $19,451 and $12,451, respectively. Company matching contributions for future years are at the discretion of the board of directors.

(13)     Salary Continuation Agreements

         As of June 30, 2003, the Company had salary continuation agreements with two key employees. The agreements provide a preretirement salary continuation income to the employee's designated beneficiary in the event that the employee dies before reaching age 65. This death benefit amount is the lesser of $75,000 per year or 50% of the employee's salary at the time of death, and continues until the employee would have reached age 65. The agreements also provide the employee with a 15-year supplemental retirement benefit if the employee remains in the employment of the Company until age 65. Estimated amounts to be paid under the agreements are being accrued over the period of the employees' active employment. As of 2003 and 2002, the Company has accrued $305,654 and $282,229, respectively, of deferred compensation under the terms of the agreements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         During the two most recent fiscal years and the subsequent interim period, there have been no disagreements on financial disclosures or accounting matters and no resignation by or dismissal of the independent public accountants engaged by the Company.

Item 8A.  Controls and Procedures

         Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-KSB, our Chief Executive Officer and principal accounting officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    PART III

Item 9. Directors and Executive Officers; Compliance With Section 16(a) of the Exchange Act

         The directors and executive officers of the Company at September 26, 2003 are:

                                    Director
                                   or Officer                  Position
Name                                Age              Since    with Company

Kelvyn H. Cullimore                 68               1983     Chairman of the Board
Kelvyn H. Cullimore, Jr.            47               1983     President, CEO and Director
Larry K. Beardall                   47               1986     Executive Vice President
                                                              of Sales and Marketing and Director
E. Keith Hansen, M.D.*              58               1983     Director
Howard L. Edwards**                 72               1997     Director
Val J. Christensen**                40               1999     Director
Ronald J. Hatch                     58               2002     Vice President of Operations and R&D


* Member of Compensation Committee of the Board of Directors. ** Member of Audit and Compensation Committee of the Board of Directors.

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

         Kelvyn H. Cullimore, Jr. was elected President and Chief Executive Officer in December 1992. He has been a Director since incorporation of the Company. He served as Secretary/Treasurer from 1983 until 1992 and Administrative Vice President from 1988 until 1992. Mr. Cullimore graduated from Brigham Young University with a degree in Financial and Estate Planning in 1980. Mr. Cullimore has served on the board of directors of several businesses, including Dynatronics Marketing Company and ACI, and he currently serves on the board of directors of ITEC. In addition, he served as Secretary/Treasurer of ACI and Dynatronics Marketing Company. From 1983 until 1992, Mr. Cullimore served as Executive Vice President and Chief Operating Officer of ACI. In June 2003, Mr. Cullimore was elected to the board of the Medical Device Manufacturers Association, a national medical device trade association headquartered in Washington, D. C.

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

            Section 16 (a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than 10% of the Company's common stock ("Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Reporting Persons are required by Rule 16a-3(e) of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file with the Commission.

         Based solely on review of the copies of such forms furnished to the Company during and with respect to the year ended June 30, 2003, the Company believes that during the year then ended all Section 16(a) filings applicable to these Reporting Persons were timely filed.

Item 10.  Executive Compensation.

         The Company hereby incorporates by reference into and makes a part of this report the information and disclosure set forth under Item 8 of Schedule 14A, "Compensation of Directors and Executive Officers," contained in the Company's definitive proxy statement for 2003, to be sent to shareholders of the Company subsequent to the filing of this report on Form 10-KSB.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         The Company hereby incorporates by reference into and makes a part of this report the information and disclosure set forth under Item 6 of Schedule 14A, "Voting Securities and Principal Holders Thereof," contained in the Company's definitive proxy statement for 2003, to be sent to shareholders of the Company subsequent to the filing of this report on Form 10-KSB.

Item 12.  Certain Relationships and Related Transactions

         During the two years ended June 30, 2003, the Company was not a party to any transaction in which any director, executive officer or shareholder holding more than 5% of the Company's issued and outstanding commons tock had a direct or indirect material interest.

Item 13. Exhibits and Reports on Form 8-K

       (a) Exhibits and documents required by Item 601 of Regulation S-B:

       1. Financial Statements (included in Part II, Item 7):

              Independent Auditors' Report..............................F-1

              Balance Sheets at June 30, 2003 and 2002..................F-2

              Statements of Income for years ended
              June 30, 2003 and 2002....................................F-3

              Statements of Stockholders'
              Equity for years ended June 30, 2003
              and 2002..................................................F-4

              Statements of Cash Flows for
              years ended June 30, 2003 and 2002 .......................F-5

              Notes to Financial Statements.............................F-6

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

10.2     Employment contract with Kelvyn H. Cullimore, Jr. (previously filed)

10.2     Employment contract with Larry K. Beardall (previously filed)

10.3     Loan Agreement with Zion Bank (previously filed)

10.4 Settlement Agreement dated March 29, 2000 with Kelvyn Cullimore, Sr. (previously filed)

31.1     Certification of President/CEO

31.2     Certification of Principal Accounting Officer

32.1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SECTION 1350)


         (b) Reports on Form 8-K. On May 16, 2003, we filed a Current Report on Form 8-K to report that we had announced our financial results for the third fiscal quarter ended March 31, 2003.

Item 14.    Controls and Procedures

         The Company hereby incorporates by reference into and makes a part of this report the information and regarding fees paid and services provided by the Company's independent auditors contained in the Company's definitive proxy statement for 2003, to be sent to shareholders of the Company subsequent to the filing of this report on Form 10-KSB.

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

Date:  September 26, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Kelvyn H. Cullimore         Chairman of the Board         September 25, 2003
-------------------------
Kelvyn H. Cullimore


/s/ Kelvyn H. Cullimore, Jr.     Director, President, CEO     September 25, 2003
-------------------------------
Kelvyn H. Cullimore, Jr.        (Principal Executive Officer


/s/ Terry M. Atkinson, CPA       Principal Accounting Officer September 25, 2003
-------------------------------
Terry M. Atkinson, CPA

/s/ Larry K. Beardall            Director, Executive          September 25, 2003
------------------------------
Larry K. Beardall                Vice President


/s/ E. Keith Hansen, M.D.        Director                     September 25, 2003
-------------------------------
E. Keith Hansen, M.D.


/s/ Howard L. Edwards            Director                     September 25, 2003
-------------------------------
Howard L. Edwards


/s/ Val J. Christensen           Director                     September 25, 2003
-------------------------------
Val J. Christensen