Form 10QSB
period 2003-09-30
DYNATRONICS CORP
filed 2003-11-14
CIK 720875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003.

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

                                 (801) 568-7000
                                 --------------
                           (Issuer's telephone number)


The number of shares outstanding of the issuer's common stock, no par value, as of November 12, 2003 is 8,791,935.

Transitional Small Business Disclosure Format (Check one): Yes       No  X
                                                              -----    -------

                             DYNATRONICS CORPORATION
                                   FORM 10-QSB
                               SEPTEMBER 30, 2003
                                TABLE OF CONTENTS



                                                                     Page Number
                                                                     -----------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.................................................1

Unaudited Balance Sheets
September 30, 2003 and June 30, 2003.........................................1

Unaudited Statements of Income
Three Months Ended September 30, 2003 and 2002...............................2

Unaudited Statements of Cash Flows
Three Months Ended September 30, 2003 and 2002...............................3

Notes to Unaudited Financial Statements......................................4

Item 2. Management's Discussion and Analysis or Plan of Operation............8

Item 3. Controls and Procedures.............................................13

PART II. OTHER INFORMATION

Item 6.  Exhibits and Report on Form 8-K....................................13

                         PART 1. FINANCIAL INFORMATION


                             DYNATRONICS CORPORATION
                                 Balance Sheets

                                                              September 30, 2003        June 30, 2003
                Assets                                           (Unaudited)              (Audited)
                                                             -------------------      ------------------
Current assets:
   Cash                                                      $           179,184      $          404,276
   Trade accounts receivable, less
    allowance for doubtful accounts
    of $168,570 September 30, 2003
    and $145,130 at June 30, 2003                                      3,470,515               2,283,071
   Other receivables                                                     157,810                 193,713
   Inventories                                                         4,373,796               4,644,489
   Prepaid expenses                                                      627,778                 480,697
   Prepaid income taxes                                                    5,282                 105,804
   Deferred tax asset-current                                            312,547                 312,547
                                                             -------------------      ------------------
          Total current assets                                         9,126,912               8,424,597

Property and equipment, net                                            3,130,173               3,202,553
Goodwill, net of accumulated
  amortization of $649,792 at September
  30, 2003 and at June 30, 2003                                          789,422                 789,422
Other assets                                                             300,086                 296,457
                                                             -------------------      ------------------
                                                             $        13,346,593      $       12,713,029
                                                             ===================      ==================

            Liabilities and Stockholders' Equity

Current liabilities:
   Current installments of long-term debt                    $           198,606      $          198,606
   Line of credit                                                      1,673,824               1,382,095
   Accounts payable                                                      768,902                 597,111
   Accrued expenses                                                      519,360                 540,258
   Accrued payroll and benefit expenses                                  349,941                 189,807
                                                             -------------------      ------------------
          Total current liabilities                                    3,510,633               2,907,877

Long-term debt, excluding current installments                         1,705,427               1,754,066
Deferred compensation                                                    311,996                 305,654
Deferred tax liability - noncurrent                                      144,059                 144,059
                                                             -------------------      ------------------
          Total  liabilities                                           5,672,115               5,111,656
                                                             -------------------      ==----------------

Stockholders' equity:
   Common stock, no par value.  Authorized
      50,000,000 shares; issued 8,793,135
      shares at September 30, 2003 and
      8,869,335 shares at June 30, 2003                                2,391,513               2,478,981
   Retained earnings                                                   5,282,965               5,122,392
                                                             -------------------      ------------------
          Total stockholders' equity                                   7,674,478               7,601,373
                                                             -------------------      ------------------
                                                             $        13,346,593      $       12,713,029
                                                             ===================      ==================


                See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION
                         Condensed Statements Of Income
                                   (Unaudited)

                                                                         Three Months Ended
                                                                            September 30
                                                                    2003                      2002
                                                             -------------------      ------------------

Net sales                                                    $         5,033,415      $        4,295,720
Cost of sales                                                          3,105,685               2,630,119
                                                             -------------------      ------------------
     Gross profit                                                      1,927,730               1,665,601

Selling, general, and administrative expenses                          1,341,435               1,234,416
Research and development expenses                                        287,971                 212,060
                                                             -------------------      ------------------
     Operating income                                                    298,324                 219,125
                                                             -------------------      ------------------

Other income (expense):
   Interest income                                                         4,316                      10
   Interest expense                                                      (43,350)                (45,876)
   Other income, net                                                       1,805                   2,783
                                                             -------------------      ------------------
     Total other income (expense)                                        (37,229)                (43,083)
                                                             -------------------      ------------------

     Income before income taxes                                          261,095                 176,042

Income tax expense                                                       100,522                  67,776
                                                             -------------------      ------------------

     Net income                                              $           160,573      $          108,266
                                                             ===================      ==================

     Basic and diluted net income per common share           $              0.02      $             0.01
                                                             ===================      ==================

Weighted average basic and diluted common shares outstanding (note 2)

     Basic                                                             8,856,911               8,869,335

     Diluted                                                           8,920,653               8,869,335





           See accompanying notes to condensed financial statements.

                             DYNATRONICS CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)

                                                                          Three Months Ended
                                                                             September 30
                                                                     2003                 2002
                                                             -------------------      ------------------
Cash flows from operating activities:
 Net income                                                  $           160,573      $          108,266
 Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
       Depreciation and amortization of property
        and equipment                                                     77,891                  74,084
       Other amortization                                                  1,831                   1,831
       Provision for doubtful accounts                                    24,000                  18,000
       Provision for inventory obsolescence                               69,000                  60,000
       Provision for warranty reserve                                     32,417                  53,411
       Provision for deferred compensation                                 6,342                   5,856
       Change in operating assets and liabilities:
         Receivables                                                  (1,175,541)               (322,057)
         Inventories                                                     201,693                (139,255)
         Prepaid expenses and other assets                              (152,541)                (35,878)
         Accounts payable and accrued expenses                           278,610                 209,266
         Income taxes payable                                            100,522                  67,776
                                                             -------------------      ------------------

             Net cash provided by
             operating activities                                       (375,203)                101,300
                                                             -------------------      ------------------

Cash flows from investing activities:
 Capital expenditures                                                     (5,511)                (51,023)
                                                             -------------------      ------------------

Cash flows from financing activities:
 Principal payments on long-term debt                                    (48,639)                (54,172)
 Net change in line of credit                                            291,729                 (66,427)
  Redemption of common stock                                             (87,468)                      -
                                                             -------------------      ------------------

             Net cash provided by (used in)
             financing activities                                        155,622                (120,599)
                                                             -------------------      ------------------

Net increase in cash and cash equivalents                               (225,092)                (70,322)

Cash at beginning of period                                              404,276                 396,803
                                                             -------------------      ------------------

Cash at end of period                                        $           179,184      $          326,481
                                                             ===================      ==================

Supplemental disclosures of cash flow information:
  Cash paid for interest                                     $            42,715      $           49,179
  Cash paid for income taxes                                                   -                  49,000

                See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


NOTE 1.  PRESENTATION

The financial statements as of September 30, 2003 and June 30, 2003 and for the three months ended September 30, 2003 and 2002 were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements for the years ended June 30, 2003 and 2002. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10-KSB filing.


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

In calculating net income per common share, the net income was the same for both the basic and diluted calculation. A reconciliation between the basic and diluted weighted-average number of common shares for the three months ended September 30, 2003 and 2002 is summarized as follows:

                                                         (Unaudited)
                                                       Three Months Ended
                                                         September 30,
                                                    2003                 2002
                                              -----------------   --------------


Basic weighted average number of
common shares outstanding
during the period                                   8,856,911         8,869,335

Weighted average number of dilutive
common stock options
outstanding during the period                          63,742                 -

                                              -----------------   --------------

Diluted weighted average number
of common and common equivalent
shares outstanding during the period                8,920,653         8,869,335

                                              =================   ==============


NOTE 3.  COMPREHENSIVE INCOME

For the periods ended September 30, 2003 and 2002, comprehensive income was equal to the net income as presented in the accompanying condensed statements of income.

NOTE 4.  INVENTORIES

Inventories consisted of the following:

                                              September 30,          June 30,
                                                   2003                2003
                                            -----------------   ----------------

             Raw Material                   $       2,658,871    $    2,487,435
             Finished Goods                         2,073,861         2,446,990
             Inventory Reserve                       (358,936)         (289,936)
                                            -----------------    ---------------

                                            $       4,373,796    $    4,644,489
                                            =================    ===============

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment were as follows:

                                            September 30, 2003    June 30, 2003
                                            -----------------    ---------------
     Land                                   $         354,743    $      354,743
     Buildings                                      2,898,319         2,897,447
     Machinery and equipment                        1,729,589         1,728,106
     Office equipment                                 418,505           415,349
     Vehicles                                          65,487            65,487
                                            -----------------    --------------
                                                    5,466,643         5,461,132
     Less accumulated depreciation
         and amortization                           2,336,470         2,258,579
                                            -----------------    --------------

                                            $       3,130,173    $    3,202,553
                                            =================    ==============

NOTE 6.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, as of July 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Management is primarily responsible for the SFAS No. 142 valuation determination. In compliance with SFAS No. 142, management utilizes standard principles of financial analysis and valuation including: transaction value, market value, and income value methods to arrive at a reasonable estimate of the fair value of the Company in comparison to its book value. The Company has determined it has one reporting unit. As of July 1, 2002, the fair value of the Company exceeded the book value of the Company. Therefore, there was not an indication of impairment upon adoption of SFAS No. 142. Management performed its annual impairment assessment during the Company's fourth quarter ending June 30, 2003 and determined there was not an indication of impairment. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Goodwill. As of September 30, 2003, the Company had goodwill, net, of $789,422 from the acquisition of Superior Orthopaedic Supplies, Inc on May 1, 1996 and the exchange of Dynatronics Laser Corporation common stock for a minority interest in Dynatronics Marketing Corporation on June 30, 1983. Through June 30, 2002, goodwill from these transactions was amortized over a period of 15 and 30 years, respectively, on a straight-line basis.

License Agreement. Identifiable intangible assets consist of a license agreement entered into on August 16, 2000 for a certain concept and process relating to a patent. The license agreement is being amortized over ten years on a straight-line basis. The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of the license agreement:

                                                 As of                As of
                                           September 30, 2003     June 30, 2003
                                           ------------------    ---------------
Gross carrying amount                       $          73,240    $       73,240

Accumulated amortization                               22,583            20,752
                                            -----------------    --------------
Net carrying amount                         $          50,657    $       52,488
                                            =================    ===============

Amortization expense associated with the license agreement was $1,831 for both the three months ended September 30, 2003 and 2002. Estimated amortization expense for the existing license agreement is expected to be $7,324 for each of the fiscal years ending June 30, 2004 through June 30, 2010. The license agreement is included in other assets.


NOTE 7.  PRODUCT WARRANTY RESERVE

The Company adopted the provisions of FASB Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, for the quarter ended September 30, 2003. The Company accrues the estimated costs to be incurred in connection with the Company's product warranty programs as products are sold based on historical warranty rates. A reconciliation of the changes in the warranty liability is as follows:

                                          Three months ended  Three months ended
                                          September 30, 200   September 30, 2002
                                           ------------------    ---------------

Beginning product warranty reserve balance  $         154,000    $      136,000
Warranty repairs                                      (26,417)          (47,411)
Warranties issued                                      52,344            59,050
Changes in estimated warranty costs                   (13,927)           (5,639)
                                            -----------------    ---------------

Ending product warranty liability balance   $         166,000    $      142,000
                                            =================    ===============

NOTE 8. COMMON STOCK.

During the three months ended September 30, 2003 the Company redeemed 76,200 shares of common stock at a cost of $87,468.


NOTE 9. EMPLOYEE STOCK COMPENSATION

The Company employs the footnote disclosure provisions of Statement of Financial Accounting Standard (" SFAS") No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS Statement No. 123. SFAS No. 123 encourages entities to adopt a fair-value-based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to apply the provisions of APB 25, accordingly, no compensation expense has been recognized for the stock option plan. Had compensation expense for the company's stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the company's results of operations would have been reduced to the pro forma amounts indicated below:

                                           Three months ended Three months ended
                                           September 30, 2003 September 30, 2002
                                           ------------------ ------------------
Net income as reported                      $         160,573    $      108,266
Less: pro forma adjustment for stock based
    compensation, net of income tax                   (29,124)           (9,763)
                                            -----------------    ---------------

Pro forma net income                        $         131,449    $       98,503
                                            =================    ===============

Basic net income per share:
As reported                                              0.02              0.01
Effect of pro forma adjustment                          (0.01)                -
Pro forma                                                0.01              0.01
Diluted net income per share:
As reported                                              0.02              0.01
Effect of pro forma adjustment                          (0.01)                -
Pro forma                                                0.01              0.01

The per share weighted-average fair value of stock options granted for the three months ended September 30, 2003 and 2002 was $.61 and $.65 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                          Three months ended  Three months ended
                                          September 30, 2003  September 30, 2002
                                          ------------------  ------------------

Expected dividend yield                                   0%                 0%
Risk-free interest rate                         3.40 - 3.72%       3.49 - 4.42%
Expected volatility                                   82-83%                91%
Expected life                                    5 & 7 years        5 & 7 years

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements (unaudited) and Notes thereto appearing elsewhere in this report on Form 10-QSB.

Results of Operations
---------------------

The Company's fiscal year ends on June 30th. This report covers the first quarter ended September 30, 2003, for the Company's fiscal year ending June 30, 2004. During the quarter ended September 30, 2003, net sales increased 17% to $5,033,415, compared to $4,295,720 during the same quarter of the previous year. Net income for the quarter ended September 30, 2003, increased 48% to $160,573, compared to $108,266 in the same quarter in 2002. Strong demand for the Company's new Solaris product line gave a boost to sales and profits for the quarter ended September 30, 2003. The Dynatron Solaris Series is a family of advanced technology combination therapy devices incorporating seven electrotherapy waveforms, ultrasound therapy or a combination of both. In addition, each Solaris device offers an optional infrared light therapy probe. Infrared light therapy is commonly used for treating muscle and joint pain as well as arthritis pain and stiffness. More than twenty years of international and domestic clinical studies using various forms of infrared light therapy makes it one of the most researched applications in physical medicine. As the only line of combination therapy devices on the market that includes infrared light therapy, our new Solaris Series products are rapidly gaining acceptance and popularity in the physical medicine market.

Sales of physical medicine products represented 89% and 86% of total revenues for the quarters ended September 30, 2003 and 2002, respectively while sales of aesthetic products accounted for 5% and 8% of total revenues for the quarters ended September 30, 2003 and 2002, respectively. Chargeable repairs, billable freight revenue and other miscellaneous revenue accounted for 6% of total revenues for each of the quarters ended September 30, 2003 and 2002. The new Solaris Series products accounted for the majority of the 17% sales increase reported for the first fiscal quarter of 2004.

During the quarter ended September 30, 2003 total gross profit was $1,927,730 or 38.3% of net sales compared to $1,665,601 or 38.8% of net sales in the quarter ended September 30, 2002. The $262,129 increase in gross margin reflects the added sales of the new Solaris products. These units carry an average gross margin of approximately 50%. Gross margins as a percentage of net sales for the quarter ended September 30, 2003, were reduced by 0.5% due to slightly lower margins on medical supplies and treatment table products and lower sales of high-margin Synergie units during the quarter ended September 30, 2003 compared to the prior year period.

Selling, general and administrative (SG&A) expenses for the quarter ended September 30, 2003, were $1,341,435 or 26.6% of net sales compared to $1,234,416 or 28.7% of net sales in the quarter ended September 30, 2002. SG&A expense as a percentage of total sales decreased 2.1%. Total SG&A expenses for the quarter increased by $107,019 or 8.7%. The material components of this increase were approximately $46,200 in higher selling expenses related to the introduction of the new Solaris Series product line, $20,100 in additional investor relations costs, and $17,800 in higher premiums for medical insurance.

In order to maintain our leadership role in the physical medicine market, we recognize the importance of developing state-of-the-art products such as the new Solaris Series line of therapy devices. Primarily as a result of the development of the Solaris product line, research and development expenses increased 36% to $287,971 during the quarter ended September 30, 2003, compared to $212,060 in the quarter ended September 30, 2002. R&D expenses represented approximately 5.7% and 4.9% of the revenues of the Company in the 2003 and 2002 periods, respectively. R&D costs are expensed as incurred. R&D expenses are expected to continue at approximately their current level through the remainder of fiscal year 2004 as we continue to work on additional new products for the future.

Pre-tax profit for the quarter ended September 30, 2003 increased 48% to $261,095 compared to $176,042 during the same period of the prior year. The large increase in sales of Solaris devices was the primary reason for increased profits for the quarter ended September 30, 2003.

Income tax expense for the three months ended September 30, 2003 was $100,522 compared to $67,776 in the three months ended September 30, 2002. The effective tax rate for both quarters ended September 30, 2003 and 2002 was 38.5%.

Net income for the quarter ended September 30, 2003, was $160,573 (approximately $.02 per share), compared to $108,266 (approximately $.01 per share) in the same quarter in 2002. Higher sales, particularly as a result of the introduction of the Solaris Series products, together with the containment in growth of SG&A expenses as compared to the growth in sales, resulted in a 48% increase in net income for the quarter ended September 30, 2003 over the prior year period.

Liquidity and Capital Resources
-------------------------------

The Company has financed its operations through cash reserves, available borrowings under its credit line facility, and from cash provided by operations. The Company had working capital of $5,616,279 at September 30, 2003, inclusive of the current portion of long-term obligations and credit facilities, as compared to working capital of $5,516,720 at June 30, 2003.

Trade accounts receivable represent amounts due from the Company's dealer network and from medical practitioners and clinics. We estimate that the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers. Accounts receivable are generally collected within 30 days of the terms extended.

With the introduction of the Solaris product line and the associated high demand for these products, trade accounts receivable increased over $1,187,444 at September 30, 2003 compared to June 30, 2003. Management anticipates accounts receivable will likely remain at current levels in future periods due to continuing demand for the Company's new Solaris Series products and other new products anticipated for future release.

Inventories, net of reserves, decreased during the quarter by $270,693 to $4,373,796 at September 30, 2003 compared to $4,644,489 at June 30, 2003 as a result of the large sales volume generated during the most recent quarter. Management expects that inventories will continue to decrease gradually over the course of the current fiscal year as optimum inventory levels are determined based on ongoing sales demand.

Prepaid expenses increased to $627,778 at September 30, 2003 compared to $480,697 at June 30, 2002 primarily as a result of advances paid to suppliers related to components for the new Solaris Series product line. Other miscellaneous prepaid items also contributed to the increase.

Goodwill at September 30, 2003 and June 30, 2003 totaled $789,422. Beginning July 1, 2002, the Company adopted the provisions of SFAS No. 142. In compliance with FAS 142 Goodwill and other Intangible Assets, management utilized standard principles of financial analysis and valuation including: transaction value, market value and income value methods to arrive at a reasonable estimate of the fair value of the Company in comparison to its book value. As of July 1, 2002 and June 30, 2003, the fair value of the Company exceeded the book value of the Company. Therefore, there was no indication of impairment upon adoption of SFAS No. 142 or at June 30, 2003. Management is primarily responsible for the FAS 142 valuation determination and performed the annual impairment assessment during the Company's fourth quarter.

Accounts payable increased by $171,791 to $768,902 at September 30, 2003 compared to $597,111 at June 30, 2003. The fluctuation in accounts payable is a result of the timing of our weekly payments. All accounts payable are within term. We continue to take advantage of available early payment discounts when offered.

On September 3, 2003, the Company announced a stock repurchase program. The Board of Directors authorized the expenditure of up to $500,000 to purchase the Company's common stock on the open market pursuant to regulatory restrictions governing such repurchases. The decision to initiate the program was based on management's confidence in the Company's future growth - a confidence bolstered in part by the introduction of the Solaris line - combined with a languishing stock price deemed to be undervalued. During the quarter ended September 30, 2003, we had purchased 76,200 shares of stock on the open market at total price of $87,468. The stock repurchase program is conducted to take advantage of a safe harbor under Rule 10b-18 of the Exchange Act for the repurchase by an issuer of its own shares.

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

The Company maintains a revolving line of credit facility with a commercial bank in the amount of $4,500,000. The outstanding balance on our line of credit facility was $1.67 million at September 30, 2003 compared to $1.38 million at June 30, 2003. Interest on the line of credit is based on the bank's prime rate, which at September 30, 2003, equaled 4.00%. The line of credit is collateralized by accounts receivable and inventories. Borrowing limitations are based on 30% of eligible inventory and up to 80% of eligible accounts receivable. The line of credit agreement is renewable annually on December 1st and includes covenants requiring the Company to maintain certain financial ratios. As of September 30, 2003, we were in compliance with all loan covenants.

The current ratio at September 30, 2003 was 2.6 to 1 compared to 2.9 to 1 at June 30, 2003. Current assets represent 68% of total assets at September 30, 2003.

Long-term debt excluding current installments totaled $1,705,427 at September 30, 2003, compared to $1,754,066 at June 30, 2003. Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee. The principal balance on the mortgage loans is approximately $1.8 million with monthly principal and interest payments of $21,409.

The Company's revenues and net income from continuing operations have not been unusually affected by inflation or price increases for raw materials and parts from vendors.

The Company's business operations are not materially affected by seasonality factors.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any risks related to these policies on our business operations are discussed in Management's Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, see Notes to the Financial Statements contained in the 10-KSB report for the period ended June 30, 2003. In all material respects, management believes that the accounting principles that are utilized conform to generally accepted accounting principles in the United States of America.

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

Any modifications to estimates of inventory valuation reserves are reflected in the cost of goods sold within the statements of income during the period in which such modifications are determined necessary by management. At September 30, 2003 and June 30, 2003, our inventory valuation reserve balance, which established a new cost basis, was $358,936 and $289,936, respectively and our inventory balance was $4,373,796 and $4,644,489 net of reserves, respectively.

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

Allowance for Doubtful Accounts

We must make estimates of the collectibility of accounts receivable. In doing so, we analyze accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $3,470,515 and $2,283,071, net of allowance for doubtful accounts of $168,570 and $145,130, at September 30, 2003 and June 30, 2003, respectively.

Business Plan
-------------

Over the past five years, annual net sales have grown from $12.6 million in fiscal year 1998 to $16.9 million in fiscal year 2003. During fiscal year 2004, we will continue to focus our efforts on fueling and sustaining future growth through the development of new products for the rehabilitation market while, at the same time, strengthening our channels of distribution and improving operating efficiencies.

As part of our ongoing R&D campaign, in September 2003 we introduced the new Solaris Series line of advanced technology electrotherapy/ultrasound products featuring an infrared light therapy probe. This new product line has quickly become our top selling line. During fiscal year 2004, we expect to submit an application to FDA for clearance of a low-power laser accessory probe to the Solaris Series products. Other probes will be developed in the future as market needs are identified.

The Dynatron Solaris 701 device will be introduced in fiscal year 2004. This device will complete the family of combination therapy devices that make up the Solaris Series. The 701 will be a combination device featuring ultrasound and infrared light therapy.

R&D efforts have not been limited to high tech products. During fiscal year 2003, Dynatronics introduced a new, more price-competitive powered treatment table. Demand for this table has remained high since its introduction. At least two more powered treatment table models are scheduled for introduction during fiscal year 2004.

Going forward, we will continue to seek to strengthen our manufacturing capabilities with the goal of improving margins and gaining greater pricing advantages over competitors. To that end, some products previously purchased from other manufacturers are being converted to in-house manufacturing. Other products are being purchased from overseas manufacturers or moved to more competitive domestic manufacturers.

Another important part of our strategic plan is the expansion of worldwide marketing efforts. In July 2002, our ISO 9001 certification was renewed for our Salt Lake City operation, where all electrotherapy, ultrasound, STS devices, light therapy and Synergie products are manufactured. With this designation, we can market products manufactured in this facility in any country that recognizes the CE Mark. We are now working to establish effective distribution of these products in the European Community. The European version of the Solaris Series products will include an additional electrotherapy waveform known as Diadynamic that is popular in Europe. Combining this feature with the availability of light therapy products in combination with traditional electrotherapy and ultrasound modalities positions the Solaris devices for greater acceptance in the European markets than its predecessor devices. It is expected that these attractive features will make foreign distribution channels more accessible.

We continue efforts to promote our line of aesthetic products. Controlling and expanding the channels of distribution for these products is expected to ultimately increase sales of these high margin products and allow us to more fully access the potential of the aesthetics products market. We perceive this market to be both lucrative and expanding, particularly as aging baby boomers continue to look for ways to retain a youthful appearance. Despite the expansion of the beauty and spa market, this is a segment of our business that seems to be more directly impacted by general economic slowdown as spa and beauty services are purchased with discretionary dollars not as readily available in slower economic times. Recent interest by medical spas in the use of physical therapy modalities such as electrotherapy, ultrasound and light therapy in aesthetic applications has opened new potential for crossover of physical medicine modalities into the aesthetics market. This presents a unique opportunity for us to grow sales of new aesthetic products with little R&D effort since the products have already been developed for the physical medicine markets.

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

The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations include:

         o Market acceptance of our technologies, particularly our core therapy devices, Synergie AMS/MDA product line, Dynatron STS products, and the new Solaris infrared light therapy products;

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

Item 6.    Exhibits and Report on Form 8-K

(a)  Exhibits
     --------

3.1 Articles of Incorporation and Bylaws of Dynatronics Laser Corporation. Incorporated by reference to a Registration Statement on Form S-1 (No. 2-85045) filed with the Securities and Exchange Commission and effective November 2, 1984, as amended by Articles of Amendment dated November 18, 1993.

3.2    Articles of Amendment dated November 21, 1988 (previously filed).

10.1   Employment contract with Kelvyn H. Cullimore, Jr. (previously filed)

10.2   Employment contract with Larry K. Beardall (previously filed)

10.3   Loan Agreement with Zion Bank (previously filed)

10.4 Settlement Agreement dated March 29, 2000 with Kelvyn Cullimore, Sr. (previously filed)

31.1 Certification of President and Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002

32     Certification under Section 906 of Sarbanes-Oxley Act of 2002


(b)  Reports on Form 8-K.    None.
     -------------------

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           DYNATRONICS CORPORATION
                                           Registrant


Date        11/13/03                       /s/ Kelvyn H. Cullimore, Jr.
     -----------------------               -------------------------------------
                                           Kelvyn H. Cullimore, Jr.
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)


Date        11/13/03                       /s/ Terry M. Atkinson, CPA
     -----------------------               -------------------------------------
                                           Terry M. Atkinson
                                           Controller
                                           (Chief Accounting Officer)