Form 10QSB
period 2003-12-31
DYNATRONICS CORP
filed 2004-02-17
CIK 720875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003.

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

                                 (801) 568-7000
                                 --------------
                           (Issuer's telephone number)


The number of shares outstanding of the issuer's common stock, no par value, as of February 10, 2003 is 8,842,355.

Transitional Small Business Disclosure Format (Check one): Yes      No  X
                                                               ----    ------

                             DYNATRONICS CORPORATION
                                   FORM 10-QSB
                                DECEMBER 31, 2003
                                TABLE OF CONTENTS



                                                                     Page Number
                                                                     -----------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements...................................................1

Unaudited Balance Sheets
December 31, 2003 and June 30, 2003............................................1

Unaudited Statements of Income
Three Months Ended December 31, 2003 and 2002..................................2

Unaudited Statements of Cash Flows
Six Months Ended December 31, 2003 and 2002....................................3

Notes to Unaudited Financial Statements........................................4

Item 2. Management's Discussion and Analysis or Plan of Operation..............9

Item 3. Controls and Procedures...............................................15

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders..................16

Item 6.  Exhibits and Report on Form 8-K......................................16

                          PART I. FINANCIAL INFORMATION

                             DYNATRONICS CORPORATION
                                 Balance Sheets


                                                December 31,         June 30,
                                                    2003               2003
                Assets                          (Unaudited)         (Audited)
                                                --------------    --------------

Current assets:
   Cash                                         $      325,341          404,276
   Trade accounts receivable, less allowance
       for doubtful accounts of $192,540
       December 31, 2003 and $145,130 at
       June 30, 2003                                 3,944,771        2,283,071
   Other receivables                                   121,456          193,713
   Inventories                                       4,335,260        4,644,489
   Prepaid expenses                                    443,897          480,697
   Prepaid income taxes                                      -          105,804
   Deferred tax asset-current                          312,547          312,547
                                                --------------    -------------
          Total current assets                       9,483,272        8,424,597

Property and equipment, net                          3,065,419        3,202,553
Goodwill, net of accumulated amortization of
       $649,792 at December 31, 2003 and at
       June 30, 2003                                   789,422          789,422
Other assets                                           303,715          296,457
                                                --------------    -------------
                                                $   13,641,828       12,713,029
                                                ==============    =============


        Liabilities and Stockholders' Equity

Current liabilities:
   Current installments of long-term debt       $      211,800          198,606
   Line of credit                                    1,390,526        1,382,095
   Accounts payable                                    905,449          597,111
   Accrued expenses                                    643,734          540,258
   Accrued payroll and benefit expenses                347,062          189,807
   Income tax payable                                   71,550                -
                                                --------------    -------------
          Total current liabilities                  3,570,121        2,907,877


Long-term debt, excluding current installments       1,652,574        1,754,066
Deferred compensation                                  318,338          305,654
Deferred tax liability - noncurrent                    144,059          144,059
                                                --------------    -------------
          Total liabilities                          5,685,092        5,111,656
                                                --------------    -------------

Stockholders' equity:
   Common stock, no par value.  Authorized
       50,000,000 shares; issued 8,819,079
       shares at December 31, 2003 and
       8,869,335 shares at June 30, 2003             2,418,987        2,478,981
   Retained earnings                                 5,537,749        5,122,392
                                                --------------    -------------
          Total stockholders' equity                 7,956,736        7,601,373
                                                --------------    -------------
                                                $   13,641,828       12,713,029
                                                ==============    =============


See accompanying notes to financial statements.


                             DYNATRONICS CORPORATION
                         Condensed Statements Of Income
                                   (Unaudited)

                                                           Three Months Ended             Six Months Ended
                                                             December 31                    December 31
                                                         2003             2002            2003         2002
                                                     -------------    ------------    ------------   -----------
Net sales                                            $   5,283,460       4,344,631      10,316,875     8,640,351
Cost of sales                                            3,199,056       2,753,683       6,304,740     5,383,802
                                                     -------------    ------------    ------------   -----------
     Gross profit                                        2,084,404       1,590,948       4,012,135     3,256,549

Selling, general, and administrative expenses            1,358,883       1,227,316       2,700,318     2,461,732
Research and development expenses                          273,147         242,023         561,118       454,083
                                                     -------------    ------------    ------------   -----------
     Operating income                                      452,374         121,609         750,699       340,734
                                                     -------------    ------------    ------------   -----------
Other income (expense):
   Interest income                                           3,641             856           7,957           866
   Interest expense                                        (44,648)        (43,794)        (87,999)      (89,670)
   Other income, net                                         1,349           1,827           3,154         4,610
                                                     -------------    ------------    ------------   -----------
     Total other income (expense)                          (39,658)        (41,111)        (76,888)      (84,194)
                                                     -------------    ------------    ------------   -----------

     Income before income taxes                            412,716          80,498         673,811       256,540

Income tax expense                                         157,932          30,992         258,454        98,768
                                                     -------------    ------------    ------------   -----------

     Net income                                      $     254,784          49,506         415,357       157,772
                                                     =============    ============    ============   ===========

     Basic and diluted net income
       per common share                              $        0.03             .01            0.05          0.02
                                                     =============    ============    ============   ===========


Weighted average basic and diluted common shares outstanding  (note 2)

     Basic                                               8,805,369       8,869,335       8,831,140     8,869,335

     Diluted                                             9,121,419       8,869,335       9,013,129     8,869,335



                                       2
See accompanying notes to condensed financial statements.

                            DYNATRONICS CORPORATION
                            Statements of Cash Flows
                                  (Unaudited)


                                                                      Six Months Ended
                                                                        December 31
                                                                   2003              2002
                                                               -------------    ------------
Cash flows from operating activities:
      Net income                                               $     415,357         157,772
  Adjustments to reconcile net income to
     net cash provided by operating
     activities:
         Depreciation and amortization of property
            and equipment                                            157,052         167,023
         Other amortization                                            3,662           3,662
         Provision for doubtful accounts                              48,000          36,000
         Provision for inventory obsolescence                        138,000         120,000
         Provision for warranty reserve                               75,419         105,664
         Provision for deferred compensation                          12,684          11,712
         Change in operating assets and liabilities:
           Receivables                                            (1,637,443)        (52,722)
           Inventories                                               171,229        (368,901)
           Prepaid expenses and other assets                          25,880        (118,529)
           Accounts payable and accrued expenses                     493,650         443,617
           Income taxes payable                                      177,354          (5,799)
                                                               -------------    ------------

                 Net cash provided by operating
                 activities                                           80,844         499,499
                                                               -------------    ------------

Cash flows from investing activities:
  Capital expenditures                                               (19,918)       (140,620)
                                                               -------------    ------------

Cash flows from financing activities:
  Principal payments on long-term debt                               (88,298)       (110,328)
  Net change in line of credit                                         8,431        (432,300)
  Purchase and retirement of common stock                            (89,000)              -
  Proceeds from sale of common stock                                  29,006               -
                                                               -------------    ------------

                 Net cash used in financing activities              (139,861)       (542,628)
                                                               -------------    ------------

Net decrease in cash and cash equivalents                            (78,935)       (183,749)

Cash at beginning of period                                          404,276         396,803
                                                               -------------    ------------

Cash at end of period                                          $     325,341         213,054
                                                               =============    ============

Supplemental disclosures of cash flow information:
  Cash paid for interest                                       $      87,434          94,091
  Cash paid for income taxes                                         181,100         104,500

See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                December 31, 2003
                                   (Unaudited)


NOTE 1.  PRESENTATION

The financial statements as of December 31, 2003 and for the three and six months ended December 31, 2003 and 2002 were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements for the years ended June 30, 2003 and 2002. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10-KSB.


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

In calculating net income per common share, the net income was the same for both the basic and diluted calculation. A reconciliation between the basic and diluted weighted-average number of common shares for the three and six months ended December 31, 2003 and 2002 is summarized as follows:

                                                            (Unaudited)                       (Unaudited)
                                                        Three Months Ended                 Six Months Ended
                                                           December 31,                       December 31,
                                                       2003             2002             2003              2002
                                                   -------------     ------------    -------------     -------------
Basic weighted average number of common shares
outstanding during the period                          8,805,369        8,869,335        8,831,140         8,869,335

Weighted average number of dilutive common stock
options outstanding during the period                    316,050                -          181,989                 -
                                                   -------------     ------------    -------------     -------------

Diluted weighted average number of common and
common equivalent shares outstanding during the
period                                                 9,121,419        8,869,335        9,013,129         8,869,335
                                                   =============     ============    =============     =============

NOTE 3. EMPLOYEE STOCK COMPENSATION

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

                                                 Three months      Three months
                                                    ended             ended
                                                 December 31,      December 31,
                                                     2003             2002
                                                ---------------  ---------------

Net income as reported                          $       254,784          49,506
Less: pro forma adjustment for stock based
      Compensation, net of income tax                   (29,493)         (9,547)
                                                ---------------  ---------------

Pro forma net income                            $       225,291          39,959

Basic net income per share:
  As reported                                              0.03            0.01
  Effect of pro forma adjustment                              -               -
  Pro forma                                                0.03            0.01

Diluted net income per share:
  As reported                                              0.03            0.01
  Effect of pro forma adjustment                              -               -
  Pro forma                                                0.03            0.01

                                                   Six months       Six months
                                                     ended            ended
                                                  December 31,      December 31,
                                                      2003             2002
                                                ---------------   --------------

Net income as reported                          $       415,357         157,772
Less: pro forma adjustment for stock based
      Compensation, net of income tax                   (58,617)        (19,310)
                                                ---------------   --------------

Pro forma net income                            $       356,740         138,462

Basic net income per share:
  As reported                                              0.05            0.02
  Effect of pro forma adjustment                          (0.01)              -
  Pro forma                                                0.04            0.02

Diluted net income per share:
  As reported                                              0.05            0.02
  Effect of pro forma adjustment                          (0.01)              -
  Pro forma                                                0.04            0.02


The per share weighted-average fair value of stock options granted for the three months ended December 31, 2003 and 2002 was $1.55 and $.62 per share, and for the six months ended December 31, 2003 and 2002 was $.98 and $.65 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                  Three months ended         Three months ended
                                   December 31, 2003          December 30, 2002
                                 ----------------------------------------------

Expected dividend yield                   0%                        0%
Risk-free interest rate                  3.72%                     3.58%
Expected volatility                       86%                       89%
Expected life                           7 years                   7 years

                                   Six months ended          Six months ended
                                   December 31, 2003         December 30, 2002
                                 ----------------------------------------------

Expected dividend yield                   0%                        0%
Risk-free interest rate              3.40 - 3.72%              3.49 - 4.42%
Expected volatility                      82-86%                   89-91%
Expected life                         5 & 7 years               5 & 7 years


NOTE 4.  COMPREHENSIVE INCOME

For the periods ended December 31, 2003 and 2002, comprehensive income was equal to the net income as presented in the accompanying condensed statements of income.


NOTE 5.  INVENTORIES

Inventories consisted of the following:

                                          December 31,              June 30,
                                              2003                    2003
                                       -------------------     -----------------


        Raw Material                   $     2,952,002        $       2,487,435
        Finished Goods                       1,812,170                2,446,990
        Inventory Reserve                     (428,912)                (289,936)
                                       ----------------       ------------------

                                       $     4,335,260        $       4,644,489
                                       ================       ==================

NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment were as follows:

                                      December 31, 2003          June 30, 2003
                                      -----------------       ------------------
     Land                              $       354,743        $         354,743
     Buildings                               2,898,819                2,897,447
     Machinery and equipment                 1,737,053                1,728,106
     Office equipment                          424,948                  415,349
     Vehicles                                   65,487                   65,487
                                       ----------------       ------------------
                                             5,481,050                5,461,132
     Less accumulated depreciation
         and amortization                   (2,415,631)              (2,258,579)
                                       ----------------       ------------------

                                       $     3,065,419        $       3,202,553
                                       ================       ==================

NOTE 7.  GOODWILL AND OTHER INTANGIBLE ASSETS

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

Goodwill. As of December 31, 2003, the Company had goodwill, net, of $789,422 from the acquisition of Superior Orthopaedic Supplies, Inc on May 1, 1996 and the exchange of Dynatronics Laser Corporation common stock for a minority interest in Dynatronics Marketing Corporation on June 30, 1983. Through June 30, 2002, goodwill from these transactions was amortized over a period of 15 and 30 years, respectively, on a straight-line basis.

License Agreement. Identifiable intangible assets consist of a license agreement entered into on August 16, 2000 for a certain concept and process relating to a patent. The license agreement is being amortized over ten years on a straight-line basis. The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of the license agreement:

                                          As of                    As of
                                    December 31, 2003          June 30, 2003
                                ---------------------      ---------------------
Gross carrying amount           $              73,240      $             73,240
Accumulated amortization                      (24,414)                  (20,752)
                                ---------------------      ---------------------
Net carrying amount             $              48,826      $             52,488
                                =====================      =====================

Amortization expense associated with the license agreement was $1,831 and $3,662, respectively, for the three and six months ended for both December 31, 2003 and 2002. Estimated amortization expense for the existing license agreement is expected to be $7,324 for each of the fiscal years ending June 30, 2004 through June 30, 2010. The license agreement is included in other assets.


NOTE 8.  PRODUCT WARRANTY RESERVE

The Company adopted the provisions of FASB Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as of December 31, 2002. The Company accrues the estimated costs to be incurred in connection with its product warranty programs as products are sold based on historical warranty rates. Product warranty periods range from ninety days to five years. A reconciliation of the changes in the warranty liability is as follows:

                                                 Three months       Three months
                                                    ended             ended
                                                 December 31,       December 31,
                                                    2003               2002
                                              ------------------   -------------


Beginning product warranty reserve balance    $        166,000     $    142,000
Warranty repairs                                       (37,003)         (46,254)
Warranties issued                                       54,945           59,722
Changes in estimated warranty costs                    (11,942)          (7,468)
                                              ----------------     -------------

Ending product warranty liability balance     $       172,000      $    148,000
                                              ================     =============

                                                 Six months       Six months
                                                    ended           ended
                                                 December 31,     December 31,
                                                    2003             2002
                                              ---------------   ---------------

Beginning product warranty reserve balance    $      160,000    $       136,000
Warranty repairs                                     (63,419)           (93,664)
Warranties issued                                    107,289            118,771
Changes in estimated warranty costs                  (31,870)           (13,107)
                                              ----------------  ----------------

Ending product warranty liability balance     $      172,000    $       148,000
                                              ================  ================


NOTE 9. COMMON STOCK.

During the six months ended December 31, 2003 the Company redeemed 77,400 shares of common stock at a cost of $89,000.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements (unaudited) and Notes thereto appearing elsewhere in this report on Form 10-QSB.

Results of Operations
---------------------

         The Company's fiscal year ends on June 30th. This report covers the second quarter and six months ended December 31, 2003, for the Company's fiscal year ending June 30, 2004.

Net Sales and Net Income

During the quarter ended December 31, 2003, net sales increased 22% to $5,283,460 compared to $4,344,631 during the same quarter of the previous year. Net income for the quarter ended December 31, 2003, increased 415% to $254,784, compared to $49,506 in the same quarter in 2002. Net sales for the six months ended December 31, 2003, increased 19% to $10,316,875 compared to $8,640,351 during the same period of the previous year. Net income for the six months ended December 31, 2003, increased 163% to $415,357, compared to $157,772 in the same quarter in 2002.

Strong demand for the Company's new Solaris product line gave a boost to sales and profits for the quarter and six months ended December 31, 2003. The Dynatron Solaris Series is a family of advanced technology combination therapy devices incorporating seven electrotherapy waveforms, ultrasound therapy or a combination of both. In addition, each Solaris device offers an optional infrared light therapy probe. Infrared light therapy is commonly used for treating muscle and joint pain as well as arthritis pain and stiffness. More than twenty years of international and domestic clinical studies using various forms of infrared light therapy makes it one of the most researched applications in physical medicine. As the only line of combination therapy devices on the market that includes infrared light therapy, our new Solaris Series products are rapidly gaining acceptance and popularity in the physical medicine market.

Light therapy is enjoying strong interest not only in the rehabilitation market, but also in the aesthetic market. In January 2004, the Company introduced a new light therapy device called Synergie LT for the spa and beauty market. The Company plans to develop and introduce additional light therapy probes this summer for both the aesthetic as well as the medical rehabilitation market.

Sales of physical medicine products represented 91% and 86% of total revenues for the quarters ended December 31, 2003 and 2002, respectively while sales of aesthetic products accounted for 3% and 7% of total revenues for the quarters ended December 31, 2003 and 2002, respectively. Chargeable repairs, billable freight revenue and other miscellaneous revenue accounted for 6% and 7% of total revenues for each of the quarters ended December 31, 2003 and 2002. The new Solaris Series products accounted for the majority of the sales increases reported for the first and second fiscal quarters of 2004.

Gross Profit

During the quarter ended December 31, 2003 total gross profit was $2,084,404 or 39.5% of net sales compared to $1,590,948 or 36.6% of net sales in the quarter ended December 31, 2002. Gross profit for the six months ended December 31, 2003 was $4,012,135 or 38.9% of net sales compared to $3,256,549 or 37.7% of net sales in the six months ended December 31, 2002.

The increase in gross margin in both the quarter and six months ended December 31, 2003 reflects the added sales of the new Solaris products which carry an average combined gross margin in excess of 50%, which is more favorable to the Company. Due to these higher margins, gross margins as a percentage of net sales for the quarter ended December 31, 2003, increased by 8% or almost three full percentage points compared to the prior year period.

Selling, General and Administrative Expense

Selling, general and administrative (SG&A) expenses for the quarter ended December 31, 2003, were $1,358,883 or 25.7% of net sales compared to $1,227,316 or 28.2% of net sales in the quarter ended December 31, 2002. SG&A expenses for the six months ended December 31, 2003, were $2,700,318 or 26.2% of net sales compared to $2,461,732 or 28.5% of net sales in the quarter ended December 31, 2002. SG&A expense as a percentage of total sales decreased 2.5% and 2.3% for the quarter and six months ended December 31, 2003. Total SG&A expenses for the quarter ended December 31, 2003 increased by $131,567 or 10.7%. The material components of this increase were approximately $117,000 in selling expenses and bonuses related to higher sales and profits and $29,800 in higher health insurance and workers compensation insurance premiums. The increased expenses were partially offset by lower audit and legal fees.

Research and Development

In order to maintain our leadership role in the physical medicine market, we recognize the importance of developing state-of-the-art products such as the new Solaris Series line of therapy devices. Research and development expenses increased 13% to $273,147 during the quarter ended December 31, 2003, compared to $242,023 in the quarter ended December 31, 2002. R&D expenses represented approximately 5.2% and 5.6% of the revenues of the Company in the 2003 and 2002 periods, respectively. Research and development expenses increased 24% to $561,118 during the six months ended December 31, 2003, compared to $454,083 in the similar period ended December 31, 2002. R&D costs are expensed as incurred. Despite completing the initial phase of the Solaris product line, R&D expenses are expected to continue at approximately their current level through the remainder of fiscal year 2004 as we continue to work on additional new products for the future.

Income Tax

Pre-tax profit for the quarter ended December 31, 2003 increased 413% to $412,716 compared to $80,498 during the same period of the prior year. Pre-tax profit for the six months ended December 31, 2003 increased 163% to $673,811 compared to $256,540 during the same period of the prior year. Increased sales and gross margins attributable to the new Solaris line, combined with SG&A costs increasing only marginally were the primary reasons for increased profits for the quarter and six months ended December 31, 2003.

Income tax expense for the three months ended December 31, 2003 was $157,932 compared to $30,992 in the three months ended December 31, 2002. The effective tax rates were 38.3% and 38.5% for the quarters ended December 31, 2003 and 2002, respectively. Income tax expense for the six months ended December 31, 2003 was $258,454 compared to $98,768 in the six months ended December 31, 2002. The effective tax rates were 38.4% and 38.5% for the six month periods ended December 31, 2003 and 2002, respectively.

Net Income

Net income for the quarter ended December 31, 2003, increased 415% to $254,784 (approximately $.03 per share), compared to $49,506 (approximately $.01 per share) in the same quarter in 2002. Net income for the six months ended December 31, 2003, increased 163% to $415,357 (approximately $.05 per share), compared to $157,772 (approximately $.02 per share) in the same period in 2002. As already stated, improved sales and margin associated with the new Solaris line were the primary contributors to the increased profitability. Additionally, the containment in growth of SG&A and R&D expenses as compared to the growth in sales also contributed to the increases in net income for the quarter and six months ended December 31, 2003 over the prior year periods.

Liquidity and Capital Resources
-------------------------------

The Company has financed its operations through cash reserves, available borrowings under its credit line facility, and from cash provided by operations. The Company had working capital of $5,913,151 at December 31, 2003, inclusive of the current portion of long-term obligations and credit facilities, as compared to working capital of $5,516,720 at June 30, 2003.

Accounts Receivable

Trade accounts receivable represent amounts due from the Company's dealer network and from medical practitioners and clinics. We estimate that the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers. Accounts receivable are generally collected within 30 days of the terms extended.

With the introduction of the Solaris product line and the associated increase in sales of these products, trade accounts receivable, net of allowance for doubtful accounts, increased over $1,661,700 to $3,944,771 at December 31, 2003 compared to $2,283,071 June 30, 2003. Management anticipates accounts receivable will likely remain at current levels in future periods due to continuing demand for the Company's new Solaris Series products and other new products anticipated for future release.

Inventories

         Inventories, net of reserves, decreased by $309,229 to $4,335,260 at December 31, 2003, compared to $4,644,489 at June 30, 2003. This decrease was primarily the result of increased sales volume during the six months ended December 31, 2003. Management expects that inventories will fluctuate somewhat over the course of the current fiscal year as optimum inventory levels are determined based on ongoing sales demand for Solaris and other new products.

Prepaid Expenses

Prepaid expenses decreased by $36,800 to $443,897 at December 31, 2003 compared to $480,697 at June 30, 2003 due to a reduction in packaging and freight prepayments.

Goodwill

Goodwill at December 31, 2003 and June 30, 2003 totaled $789,422. Beginning July 1, 2002, the Company adopted the provisions of SFAS No. 142. In compliance with FAS 142 Goodwill and other Intangible Assets, management utilized standard principles of financial analysis and valuation including: transaction value, market value and income value methods to arrive at a reasonable estimate of the fair value of the Company in comparison to its book value. As of July 1, 2002 and June 30, 2003, the fair value of the Company exceeded the book value of the Company. Therefore, there was no indication of impairment upon adoption of SFAS No. 142 or at June 30, 2003. Management is primarily responsible for the FAS 142 valuation determination and performed the annual impairment assessment during the Company's fourth quarter.

Accounts Payable

Accounts payable increased by $308,338 to $905,449 at December 31, 2003 compared to $597,111 at June 30, 2003. The fluctuation in accounts payable is a result of the timing of our weekly payments to suppliers and the timing of purchases for Solaris components. All accounts payable are within term. We continue to take advantage of available early payment discounts when offered.

Stock Repurchase Program

On September 3, 2003, the Company announced a stock repurchase program. The Board of Directors authorized the expenditure of up to $500,000 to purchase the Company's common stock on the open market pursuant to regulatory restrictions governing such repurchases. The decision to initiate the program was based on management's confidence in the Company's future growth - a confidence bolstered in part by the introduction of the Solaris line - combined with a languishing stock price deemed to be undervalued. The Company has purchased $89,000 of stock thus far leaving over $400,000 of authorized funds for future stock repurchases. During the six months ended December 31, 2003, the company repurchased 77,400 shares; 1,200 shares were purchased in the quarter then ended at an average price of $1.28 per share. The stock repurchase program is conducted pursuant to safe harbor regulations under Rule 10b-18 of the Exchange Act for the repurchase by an issuer of its own shares.

Cash

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

Line of Credit

The Company maintains a revolving line of credit facility with a commercial bank in the amount of $4,500,000. The outstanding balance on our line of credit facility was approximately $1.39 million at December 31, 2003 compared to $1.38 million at June 30, 2003. Interest on the line of credit is based on the bank's prime rate, which at December 31, 2003, equaled 4.00%. The line of credit is collateralized by accounts receivable and inventories. Borrowing limitations are based on 30% of eligible inventory and up to 80% of eligible accounts receivable. The line of credit agreement is renewable annually on December 1st and includes covenants requiring the Company to maintain certain financial ratios. As of December 31, 2003, we were in compliance with all loan covenants. The line of credit agreement was renewed in December 2003 on these same terms.

The current ratio at December 31, 2003 was 2.7 to 1 compared to 2.9 to 1 at June 30, 2003. Current assets represent 70% of total assets at December 31, 2003.

Debt

Long-term debt excluding current installments totaled $1,652,574 at December 31, 2003, compared to $1,754,066 at June 30, 2003. Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee. The principal balance on the mortgage loans is approximately $1.7 million with monthly principal and interest payments of $21,409.

Inflation and Seasonality

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

Any modifications to estimates of inventory valuation reserves are reflected in the cost of goods sold within the statements of income during the period in which such modifications are determined necessary by management. At December 31, 2003 and June 30, 2003, our inventory valuation reserve balance, which established a new cost basis, was $428,912 and $289,936, respectively and our inventory balance was $4,335,260 and $4,644,489 net of reserves, respectively.

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

Allowance for Doubtful Accounts

We must make estimates of the collectibility of accounts receivable. In doing so, we analyze historical bad debt trends, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $3,944,771 and $2,283,071, net of allowance for doubtful accounts of $192,540 and $145,130, at December 31, 2003 and June 30, 2003, respectively.

Business Plan
-------------

Over the past five years, annual net sales have grown from $12.6 million in fiscal year 1998 to $16.9 million in fiscal year 2003. During fiscal year 2004, we will continue to focus our efforts on fueling and sustaining future growth through the development of new products for the rehabilitation and aesthetics markets while, at the same time, strengthening our channels of distribution and improving operating efficiencies.

As part of our ongoing R&D campaign, in September 2003 we introduced the new Solaris Series line of advanced technology electrotherapy/ultrasound products featuring an infrared light therapy probe. This new product line has quickly become our top selling line. During fiscal year 2004, we expect to submit an application to FDA for clearance of a low-power laser accessory probe to the Solaris Series products. Other light probes will be developed for Solaris in the future as market needs are identified.

The Dynatron Solaris 701 device is scheduled to be introduced during the last six months of fiscal year 2004. This device will complete the family of combination therapy devices that make up the Solaris Series. The 701 will be a combination device featuring ultrasound and infrared light therapy.

R&D efforts have not been limited to high tech products. During fiscal year 2003, Dynatronics introduced a new, more price-competitive powered treatment table. Demand for this table has remained high since its introduction. At least two more powered treatment table models are scheduled for introduction in the next twelve months.

The introduction of a new product catalogue scheduled for March 2004, will strongly support our strategic goal to increase penetration of the rehabilitation market. It will be an important sales tool for our nationwide network of dealers and will provide important information about the new Solaris product line as well as many other new products from other manufacturers being incorporated into the catalogue.

Going forward, we will continue to seek to strengthen our manufacturing capabilities with the goal of improving margins and gaining greater pricing advantages over competitors. To that end, some products previously purchased from other manufacturers are being converted to in-house manufacturing. Other products are being sourced from overseas manufacturers or moved to more competitive domestic manufacturers.

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

We continue efforts to promote our line of aesthetic products. In January 2004, we introduced the Synergie LT device, an infrared light therapy unit designed specifically for aesthetic applications. Interest in light therapy applications is growing in the aesthetics market. The introduction of the Synergie LT device is calculated to capitalize on that interest and to position Dynatronics to compete more fully in the spa and beauty market. We plan to develop and introduce additional light therapy probes for the aesthetic market using different wavelengths of light. Recent interest by medical spas in the use of other physical therapy modalities such as electrotherapy, ultrasound and light therapy in aesthetic applications has opened new potential for crossover of physical medicine modalities into the aesthetics market. This presents a unique opportunity for us to grow sales of new aesthetic products with little R&D effort since the products have already been developed for the physical medicine markets.

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

Based on these strategic initiatives, we are focusing our resources in the following areas:

         o Increasing our share of the therapy device market by further promoting and expanding the new line of Solaris products.

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

         o Improving distribution of aesthetic products domestically and exploring the opportunities to introduce more light therapy devices and versions of our physical therapy modalities into the aesthetics market.

         o    Expanding   distribution  of  both  rehabilitation  and  aesthetic
              products internationally.

         o    Applying e-commerce solutions to improving overall performance.

         o Seeking strategic partnerships to further expand our presence in and market share of the physical rehabilitation and the aesthetics markets.

Cautionary Statement Concerning Forward-Looking Statements
----------------------------------------------------------

The statements contained in this report on Form 10-QSB, particularly this Management's Discussion and Analysis, that are not purely historical are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act. These statements refer to our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of the words or phrases "believes," "expects," "anticipates," "should," "plans," "estimates," "intends," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis or Plan of Operation regarding product development, clinical results, market acceptance, financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in our Annual Report on Form 10-KSB under the headings "Description of Business" and "Risk Factors." The fact that some of the risk factors may be the same or similar to past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our other SEC filings are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance.

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


Item 3.   Controls and Procedures

Based on their evaluation, as of December 31, 2003, our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION


Item 4.     Submission of Matters to a Vote of Security Holders.

At the Company's Annual Meeting of Shareholders held on November 25, 2003, the shareholders of the Company voted on the following proposals:

         Proposal 1 - To elect six directors, each to serve until the next annual meeting of shareholders and until his successor is elected and shall have qualified. Those nominated were all currently serving as directors of the Company, i.e., Kelvyn H. Cullimore, Kelvyn H. Cullimore, Jr., Larry K. Beardall,
E. Keith Hansen MD, Howard L. Edwards and Val J. Christensen.

         Proposal 2 - To approve the Audit Committee's selection of Tanner & Co. as the company's independent auditors for the year ending June 30, 2004.

         Each of the proposals was approved by the requisite majority of the shares cast at the annual meeting. The following table summarizes the voting results:


                                          For           Against        Abstain
                                          ---           -------        -------
         Proposal 1:
         -----------
           Mr. Cullimore                 7,956,528        7,130         67,090
           Mr. Cullimore, Jr.            7,959,028        4,630         67,090
           Mr. Beardall                  7,960,558        3,100         67,090
           Dr. Hansen                    7,962,658        1,000         67,090
           Mr. Christensen               7,961,958        1,700         67,090
           Mr. Edwards                   7,962,058        1,600         67,090

                                          For           Against        Abstain
                                          ---           -------        -------

         Proposal 2:
         -----------
                                         7,941,688        6,700         15,270


Item 6.    Exhibits and Report on Form 8-K

(a)  Exhibits

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

10.5  Amended Loan Agreement with Zions Bank (December 2003)

31.1 Certification of President and Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002

32    Certification under Section 906 of Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K.
     -------------------

On October 10, 2003, the Company filed a Current Report on Form 8-K to report a change of auditor under Item 4 of such form.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          DYNATRONICS CORPORATION
                                          Registrant


Date   2/17/04                            /s/ Kelvyn H. Cullimore, Jr.
     ---------                            --------------------------------------
                                          Kelvyn H. Cullimore, Jr.
                                          President and Chief Executive Officer
                                          and Chief Financial Officer
                                          (Duly Authorized Officer)


Date   2/17/04                            /s/ Terry M. Atkinson, CPA
     ---------                            --------------------------------------
                                          Terry M. Atkinson, CPA
                                          Controller