Form 10QSB
period 2004-03-31
DYNATRONICS CORP
filed 2004-05-17
CIK 720875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2004.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of the issuer's common stock, no par value, as of May 11, 2004 is 8,954,920.

Transitional Small Business Disclosure Format (Check one): Yes __ No  X
                                                                     ------

                             DYNATRONICS CORPORATION
                                   FORM 10-QSB
                                 MARCH 31, 2004
                                TABLE OF CONTENTS



                                                                     Page Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements...................................................1

Unaudited Balance Sheets
March 31, 2004 and June 30, 2003...............................................1

Unaudited Statements of Income
Three and Nine Months Ended March 31, 2004 and 2003............................2

Unaudited Statements of Cash Flows
Nine Months Ended March 31, 2004 and 2003......................................3

Notes to Unaudited Financial Statements........................................4

Item 2. Management's Discussion and Analysis or Plan of Operation..............9

Item 3. Controls and Procedures...............................................15

PART II. OTHER INFORMATION

Item 2.  Changes in Securities ...............................................16

Item 6.  Exhibits and Reports on Form 8-K.....................................16

                          PART I. FINANCIAL INFORMATION

                                              DYNATRONICS CORPORATION
                                                   Balance Sheet


                                                                             March 31, 2004
                                     Assets                                    (Unaudited)           June 30, 2003
                                                                           --------------------    -------------------

Current assets:

   Cash                                                                 $   293,010                 404,276
   Trade accounts receivable, less allowance for doubtful accounts
          of $220,955 and $145,130, respectively                          4,173,831               2,283,071

  Other receivables                                                          93,514                 193,713

   Inventories                                                            4,750,691               4,644,489

   Prepaid expenses                                                         378,836                 480,697

   Prepaid income taxes                                                         -                   105,804

   Deferred tax asset-current                                               312,547                 312,547
                                                                        --------------------    -------------------
          Total current assets
                                                                         10,002,429               8,424,597


Property and equipment, net                                               3,238,551               3,202,553
Goodwill, net of accumulated amortization of $649,792 at
       March 31, 2004 and at June 30, 2003                                  789,422                 789,422

Other assets                                                                307,344                 296,457
                                                                        --------------------    -------------------
                                                                        $14,337,746              12,713,029
                                                                        ====================    ===================


            Liabilities and Stockholders' Equity

Current liabilities:

   Current installments of long-term debt                               $   211,800                 198,606

   Line of credit                                                         1,691,671               1,382,095

   Accounts payable                                                         744,271                 597,111

   Accrued expenses                                                         556,602                 540,258

   Accrued payroll and benefit expenses                                     502,459                 189,807

   Income tax payable                                                       103,870                     -
                                                                        --------------------    -------------------
          Total current liabilities
                                                                          3,810,673               2,907,877


Long-term debt, excluding current installments                            1,601,109               1,754,066

Deferred compensation                                                       324,680                 305,654

Deferred tax liability - noncurrent                                         144,059                 144,059
                                                                        --------------------    -------------------
          Total  liabilities
                                                                          5,880,521               5,111,656
                                                                        --------------------    -------------------

Stockholders' equity:
   Common stock, no par value.  Authorized 50,000,000 shares;
       issued 8,951,436 shares at March 31, 2004 and
       8,869,335 shares at June 30, 2003                                  2,609,774               2,478,981

   Retained earnings                                                      5,847,451               5,122,392
                                                                        --------------------    -------------------
          Total stockholders' equity
                                                                          8,457,225               7,601,373

                                                                        --------------------    -------------------
                                                                        $14,337,746              12,713,029
                                                                        ====================    ===================

                                 See accompanying notes to financial statements.

                                                    DYNATRONICS CORPORATION
                                                Condensed Statements Of Income
                                                          (Unaudited)

                                                        Three Months Ended                     Nine Months Ended
                                                             March 31                              March 31
                                                       2004               2003               2004               2003
                                                  ---------------    ---------------    ----------------    --------------


Net sales                                     $     5,246,044           4,376,353          15,562,919       13,016,705

Cost of sales                                       3,106,290           2,781,299           9,411,030        8,165,101

                                                  ---------------    ---------------    ----------------    --------------
      Gross profit                                  2,139,754           1,595,054           6,151,889        4,851,604


Selling, general, and admin. expenses               1,446,932           1,245,921           4,147,250        3,707,654

Research and development expenses                     275,910             271,344             837,028          725,426

                                                  ---------------    ---------------    ----------------    --------------
      Operating income                                416,912              77,789           1,167,611          418,524
                                                  ---------------    ---------------    ----------------    --------------

Other income (expense):

   Interest income                                      3,275                 973              11,232            1,839

   Interest expense                                   (42,376)            (41,921)           (130,375)        (131,591)

   Other income, net                                    2,811                 795               5,965            5,404

                                                  ---------------    ---------------    ----------------    --------------
      Total other income (expense)                    (36,290)            (40,153)           (113,178)        (124,348)
                                                  ---------------    ---------------    ----------------    --------------


      Income before income taxes                      380,622              37,636           1,054,433          294,176


    Income tax expense                                 70,920              14,383             329,374          113,151

                                                  ---------------    ---------------    ----------------    --------------


      Net income                              $       309,702              23,253             725,059          181,025
                                                  ===============    ===============    ================    ==============


      Basic net income per common share       $          0.03                0.00                0.08               0.02
                                                  ---------------    ---------------    ----------------    --------------


      Diluted net income per common share     $          0.03                0.00                0.08               0.02
                                                  ---------------    ---------------    ----------------    --------------


Weighted average basic and diluted common shares outstanding  (note 2)

      Basic                                         8,868,201           8,869,335           8,843,404        8,869,335

      Diluted                                       9,344,707           8,869,335           9,143,746        8,869,335


                                  See accompanying notes to financial statements.

                                             DYNATRONICS CORPORATION
                                             Statements of Cash Flows
                                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                         March 31
                                                                                  2004               2003
                                                                             ----------------    --------------
Cash flows from operating activities:

  Net income                                                              $  725,059                  181,025
  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
                 Depreciation and amortization of property and
                 equipment                                                   237,065                  262,811

                 Other amortization                                            5,493                    5,493

                 Provision for doubtful accounts                              72,000                   54,000

                 Provision for inventory obsolescence                        207,000                  180,000

                 Provision for warranty reserve                              120,249                  154,960

                 Provision for deferred compensation                          19,026                  17,568
                 Change in operating assets and liabilities:

                    Receivables                                           (1,862,561)                 43,482

                    Inventories                                             (313,202)               (587,694)

                    Prepaid expenses and other assets                         85,481                (173,644)

                    Accounts payable and accrued expenses                    355,907                 284,970

                    Income taxes payable                                     209,674                 (30,804)
                                                                             ----------------    --------------

                                   Net cash (used in) provided by
                                   operating activities                     (138,809)                392,167
                                                                             ----------------    --------------

Cash flows from investing activities:

  Capital expenditures                                                      (273,063)               (168,502)
                                                                             ----------------    --------------

Cash flows from financing activities:

  Principal payments on long-term debt                                      (139,763)               (168,021)

  Net change in line of credit                                               309,576                 (24,513)

  Purchase and retirement of common stock                                    (89,000)                    -

  Proceeds from sale of common stock                                         219,793                     -
                                                                             ----------------    --------------

                                   Net cash provided by (used in)
                                   financing activities                      300,606                 (192,534)
                                                                             ----------------    --------------


Net (decrease) increase in cash and cash equivalents                        (111,266)                  31,131


Cash at beginning of period                                                  404,276                  396,803
                                                                             ----------------    --------------


Cash at end of period                                                     $  293,010                  427,934
                                                                             ================    ==============

Supplemental disclosures of cash flow information:

  Cash paid for interest                                                  $  128,719                  139,381

  Cash paid for income taxes                                                 219,700                  144,059

                               See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


NOTE 1.  PRESENTATION

The financial statements as of March 31, 2004 and June 30, 2003 and for the three and nine months ended March 31, 2004 and 2003 were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements for the years ended June 30, 2003 and 2002. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10-KSB filing.


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

In calculating net income per common share, the net income was the same for both the basic and diluted calculation. A reconciliation between the basic and diluted weighted-average number of common shares for the three and nine months ended March 31, 2004 and 2003 is summarized as follows:

                                                            (Unaudited)
                                                        (Unaudited) Three Months
                                                        Ended Nine Months Ended
                                                                  March 31,                    March 31,
                                                       2004             2003             2004              2003
                                                   -------------     ------------    -------------     -------------

Basic weighted average number of common shares
outstanding during the period                        8,868,201       8,869,335         8,843,404         8,869,335

Weighted average number of dilutive common stock
options outstanding during the period                  476,506             -             300,342               -
                                                   -------------     ------------    -------------     -------------

Diluted weighted average number of common and
common equivalent shares outstanding during the
period                                               9,344,707       8,869,335         9,143,746         8,869,335
                                                   =============     ============    =============     =============

NOTE 3. EMPLOYEE STOCK COMPENSATION

The Company employs the footnote disclosure provisions of Statement of Financial Accounting Standard (" SFAS") No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS Statement No. 123. SFAS No. 123 encourages entities to adopt a fair-value-based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) for options issued to employees. The Company has elected to apply the provisions of APB 25. Accordingly, no compensation expense has been recognized for the stock option plan. Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

                                                               Three months ended          Three months ended
                                                                 March 31, 2004              March 31, 2003
                                                             -----------------------    -------------------------
                                                             -----------------------    -------------------------

Net income as reported                                         $     309,702                       23,253
Less: pro forma adjustment for stock based
      Compensation, net of income tax                                (28,203)                      (8,614)

Pro forma net income                                           $     281,499                       14,639

Basic net income per share:
As reported                                                             0.03                          -
Effect of pro forma adjustment                                            -                           -
Pro forma                                                               0.03                          -

Diluted net income per share:
As reported                                                             0.03                          -
Effect of pro forma adjustment                                            -                           -
Pro forma                                                               0.03                          -


                                                              Nine months ended            Nine months ended
                                                                March 31, 2004               March 31, 2003
                                                             -----------------------    -------------------------
                                                             -----------------------    -------------------------

Net income as reported                                         $     725,059                      181,025
Less: pro forma adjustment for stock based
      Compensation, net of income tax                                (86,820)                     (27,931)

Pro forma net income                                           $     638,239                      153,094

Basic net income per share:
As reported                                                             0.08                         0.02
Effect of pro forma adjustment                                         (0.01)                          -
Pro forma                                                               0.07                         0.02

Diluted net income per share:
As reported                                                             0.08                         0.02
Effect of pro forma adjustment                                         (0.01)                          -
Pro forma                                                               0.07                         0.02

The per share weighted-average fair value of stock options granted for the three months ended March 31, 2004 and 2003 was $2.07 and $.51 per share, and for the nine months ended March 31, 2004 and 2003 was $1.42 and $.56 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                 Three months ended              Three months ended
                                                                   March 31, 2004                  March 31, 2003
                                                             ----------------------------    ----------------------------

Expected dividend yield                                                  0%                              0%
Risk-free interest rate                                              2.79-3.65%                      3.46-3.66%
Expected volatility                                                     86-88%                         89-90%
Expected life                                                        5 & 7 years                     5 & 7 years

                                                                  Nine months ended               Nine months ended
                                                                   March 31, 2004                  March 31, 2003
                                                             ----------------------------    ----------------------------

Expected dividend yield                                                  0%                              0%
Risk-free interest rate                                             2.79 - 3.72%                    3.46 - 4.42%
Expected volatility                                                     82-88%                         89-91%
Expected life                                                        5 & 7 years                     5 & 7 years


NOTE 4.  COMPREHENSIVE INCOME

For the periods ended March 31, 2004 and 2003, comprehensive income was equal to the net income as presented in the accompanying condensed statements of income.


NOTE 5.  INVENTORIES

Inventories consisted of the following:

                                  March 31,                 June 30,
                                     2004                     2003
                              -------------------       ------------------


    Raw Material                    $  3,301,564            $   2,487,435

    Finished Goods                     1,946,326                2,446,990

    Inventory Reserve                   (497,199)                (289,936)
                              -------------------       ------------------

                                    $  4,750,691            $   4,644,489
                              ===================       ==================


NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment were as follows:

                                                 March 31, 2004                June 30, 2003
                                            -------------------------       ---------------------
     Land                                   $                354,743        $            354,743

     Buildings                                             2,899,729                   2,897,447

     Machinery and equipment                               1,745,372                   1,728,106

     Office equipment                                        654,752                     415,349

     Vehicles                                                 79,598                      65,487
                                            -------------------------       ---------------------

                                                           5,734,194                   5,461,132
     Less accumulated depreciation

         and amortization                                 (2,495,644)                 (2,258,579)
                                            -------------------------       ---------------------


                                            $              3,238,551         $         3,202,553
                                            =========================       =====================


NOTE 7.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, as of July 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Management is primarily responsible for the SFAS No. 142 valuation determination. In compliance with SFAS No. 142, management utilizes standard principles of financial analysis and valuation including: transaction value, market value, and income value methods to arrive at a reasonable estimate of the fair value of the Company in comparison to its book value. The Company has determined it has one reporting unit. As of July 1, 2002, the fair value of the Company exceeded the book value of the Company. Therefore, there was not an indication of impairment upon adoption of SFAS No. 142. Management performed its annual impairment assessment during the Company's fourth quarter ended June 30, 2003 and determined there was not an indication of impairment. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Goodwill. As of March 31, 2004, the Company had goodwill, net, of $789,422 from the acquisition of Superior Orthopaedic Supplies, Inc. on May 1, 1996, and the exchange of Dynatronics Laser Corporation common stock for a minority interest in Dynatronics Marketing Corporation on June 30, 1983. Through June 30, 2002, goodwill from these transactions was amortized over a period of 15 and 30 years, respectively, on a straight-line basis.

License Agreement. Identifiable intangible assets consist of a license agreement entered into on August 16, 2000 for a certain concept and process relating to a patent. The license agreement is being amortized over ten years on a straight-line basis. The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of the license agreement:

                                          As of                  As of
                                     March 31, 2004          June 30, 2003
                                --------------------     ------------------
Gross carrying amount           $            73,240                 73,240

Accumulated amortization                    (26,245)               (20,752)
                                --------------------     ------------------
Net carrying amount              $           46,955                 52,488
                                ====================     ==================

Amortization expense associated with the license agreement was $1,831 and $5,493, respectively, for the three and nine months ended for both March 31, 2004 and 2003. Estimated amortization expense for the existing license agreement is expected to be $7,324 for each of the fiscal years ending June 30, 2004 through June 30, 2010. The license agreement is included in other assets.


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

                                                                Three months ended            Three months ended
                                                                  March 31, 2004                March 31, 2003
                                                             -------------------------     -------------------------


Beginning product warranty reserve balance                    $              172,000          $            148,000

Warranty repairs                                                             (38,830)                      (43,296)

Warranties issued                                                             54,556                        59,951

Changes in estimated warranty costs                                           (9,726)                      (10,655)
                                                             -------------------------     -------------------------

Ending product warranty liability balance                     $              178,000          $            154,000
                                                             =========================     =========================


                                                                Nine months ended             Nine months ended
                                                                  March 31, 2004                March 31, 2003
                                                             -------------------------     -------------------------


Beginning product warranty reserve balance                    $              160,000         $             136,000

Warranty repairs                                                            (102,249)                     (136,960)

Warranties issued                                                            161,844                       178,620

Changes in estimated warranty costs                                          (41,595)                      (23,660)
                                                             -------------------------     -------------------------

Ending product warranty liability balance                     $              178,000         $             154,000
                                                             =========================     =========================

NOTE 9. COMMON STOCK.

During the nine months ended March 31, 2004 the Company redeemed 77,400 shares of common stock at a cost of $89,000.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements (unaudited) and Notes thereto appearing elsewhere in this report on Form 10-QSB.

Results of Operations

The Company's fiscal year ends on June 30th. This report covers the third quarter and nine months ended March 31, 2004, for the Company's fiscal year ending June 30, 2004.

Net Sales and Net Income

During the quarter ended March 31, 2004, net sales increased 20% to $5,246,044 compared to $4,376,353 during the same quarter of the previous year. Net income for the quarter ended March 31, 2004, increased to $309,702, compared to $23,253 in the same quarter in 2003. Net sales for the nine months ended March 31, 2004, were a record $15,562,919 compared to $13,016,705 during the same period of the previous year. Net income for the nine months ended March 31, 2004, increased 300% to $725,059, compared to $181,025 in the same period in 2003.

Continued strong demand for the Company's new Solaris product line gave a boost to sales and profits for the quarter and nine months ended March 31, 2004. The Dynatron Solaris Series is a family of advanced technology combination therapy devices incorporating seven electrotherapy waveforms, ultrasound therapy or a combination of both. In addition, each Solaris device offers an optional infrared light therapy probe. Infrared light therapy is commonly used for treating muscle and joint pain as well as arthritis pain and stiffness. Hundreds of independent research studies have proven the efficacy of light therapy in clinics around the world. As the only line of combination therapy devices on the market that includes infrared light therapy, our new Solaris Series products are rapidly gaining acceptance and popularity in the physical medicine market. In addition, Solaris was recently featured on television newscasts around the country. This positive national exposure is helping to introduce large numbers of people to the benefits of this technology.

Light therapy is enjoying strong interest not only in the rehabilitation market, but also in the aesthetic market. In January 2004, the Company introduced a new light therapy device called Synergie LT for the spa and beauty market. The Company plans to develop and introduce additional light therapy probes this summer for both the aesthetic as well as the medical rehabilitation market. In addition, we are exploring new applications for light therapy beyond our current markets. For example, excellent results are being reported using light therapy for pain among dental patients. This type of success provides an opportunity to develop light therapy products specifically for new markets.

Sales of the Company's general line medical supply products remained strong during the quarter and nine months ended March 31, 2004. Sales of all physical medicine products represented 87% and 86% of total revenues for the quarters ended March 31, 2004 and 2003, respectively while sales of aesthetic products accounted for 8% and 7% of total revenues for the quarters ended March 31, 2004 and 2003, respectively. Chargeable repairs, billable freight revenue and other miscellaneous revenue accounted for 6% and 7% of total revenues for each of the quarters ended March 31, 2004 and 2003. The new Solaris Series products accounted for the majority of the sales increases reported for the first three quarters of fiscal year 2004.

Gross Profit

During the quarter ended March 31, 2004 total gross profit was $2,139,754 or 40.8% of net sales compared to $1,595,054 or 36.4% of net sales in the quarter ended March 31, 2003. Gross profit for the nine months ended March 31, 2004 was $6,151,889 or 39.5% of net sales compared to $4,851,604 or 37.3% of net sales in the nine months ended March 31, 2003.

The increase in gross margin in both the quarter and nine months ended March 31, 2004 reflects the added sales of the new Solaris products, which carry an average combined gross margin in excess of 50%, which is more favorable to the Company. Due to these higher margins, gross margins as a percentage of net sales for the quarter ended March 31, 2004, increased over four percentage points compared to the prior year period.

Selling, General and Administrative Expense

Selling, general and administrative (SG&A) expenses for the quarter ended March 31, 2004, were $1,446,932 or 27.6% of net sales compared to $1,245,921 or 28.5%
of net sales in the quarter ended March 31, 2003. SG&A expenses for the nine months ended March 31, 2004, were $4,147,250 or 26.6% of net sales compared to $3,707,654 or 28.5% of net sales in the quarter ended March 31, 2003. As a percentage of total sales, SG&A expense decreased .9% and 1.9%, respectively for the quarter and nine months ended March 31, 2004. Total SG&A expenses for the quarter ended March 31, 2004 increased by $201,011 or 16.1%. There were four material components affecting SG&A expenses during the quarter:

        o Approximately $181,000 in increased selling expenses and bonuses related to the higher sales and profits
        o $56,400 in increased health insurance premiums; the costs of health and dental insurance continue to be one of the fastestgrowing costs for the Company
        o Higher FICA taxes due to the exercise of incentive stock options by employees; employees exercised options to purchase approximately 159,500 shares of common stock. The subsequent sale of that stock by employees is treated as compensation and thus subject to FICA taxes.
        o Partially offsetting the increased SG&A expenses were lower audit and legal fees.

Research and Development

In order to maintain our leadership role in the physical medicine market, we recognize the importance of developing state-of-the-art products such as the new Solaris Series line of therapy devices. Research and development expenses increased 1.7% to $275,910 during the quarter ended March 31, 2004, compared to $271,344 in the quarter ended March 31, 2003. R&D expenses represented approximately 5.3% and 6.2% of the revenues of the Company in the 2004 and 2003 periods, respectively. Research and development expenses increased 15.4% to $837,028 during the nine months ended March 31, 2004, compared to $725,426 in the similar period ended March 31, 2003. R&D costs are expensed as incurred. R&D expenses are expected to continue at approximately their current level through the remainder of fiscal year 2004 as we continue to work on new products for the future.

Pre-tax profit

Pre-tax profit for the quarter ended March 31, 2004 increased to $380,622 compared to $37,636 during the same period of the prior year. Pre-tax profit for the nine months ended March 31, 2004 increased to $1,054,433 compared to $294,176 during the same period of the prior year. Increased sales and gross margins attributable to the new Solaris line, combined with SG&A and R&D costs increasing only marginally were the primary reasons for increased profits before tax for the quarter and nine months ended March 31, 2004.

Income Tax

Income tax expense for the three months ended March 31, 2004 was $70,920 compared to $14,383 in the three months ended March 31, 2003. The effective tax rates were 18.6% and 38.2% for the quarters ended March 31, 2004 and 2003, respectively. Income tax expense for the nine months ended March 31, 2004 was $329,374 compared to $113,151 in the nine months ended March 31, 2003. The effective tax rates were 31.2% and 38.5% for the nine month periods ended March 31, 2004 and 2003, respectively. During the fiscal 2004 periods, the Company benefited from a reduction in income taxes of approximately $77,000 related to the exercise of employee incentive stock options. The gains made by employees from the exercise and subsequent sale of stock created this tax deduction for the Company.

Net Income

Net income for the quarter ended March 31, 2004, increased to $309,702 (approximately $.03 per share), compared to $23,253 (approximately $.00 per share) in the same quarter in 2003. Net income for the nine months ended March 31, 2004, increased 300% to $725,057 (approximately $.08 per share), compared to $181,025 (approximately $.02 per share) in the same period in 2003. Improved sales and margin associated with the new Solaris line were the primary contributors to the increased profitability. Additionally, the containment in growth of SG&A and R&D expenses together with the reduction in income taxes from the exercise of employee stock options also contributed to the increases in net income for the quarter and nine months ended March 31, 2004 over the prior year periods.

Liquidity and Capital Resources

The Company has financed its operations through cash reserves, available borrowings under its credit line facility, and from cash provided by operations. The Company had working capital of $6,191,756 at March 31, 2004, inclusive of the current portion of long-term obligations and credit facilities, as compared to working capital of $5,516,720 at June 30, 2003.

Accounts Receivable

Trade accounts receivable represent amounts due from the Company's dealer network and from medical practitioners and clinics. We estimate that the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers. Accounts receivable are generally collected within 30 days of the terms extended.

With the introduction of the Solaris product line and the associated increase in sales of these products, trade accounts receivable, net of allowance for doubtful accounts, increased $1,890,760 to $4,173,831 at March 31, 2004 compared to $2,283,071 at June 30, 2003. Management anticipates accounts receivable will likely remain at current levels in future periods due to continuing demand for the Company's new Solaris Series products and other new products anticipated for future release.

Inventories

Inventories, net of reserves, increased by $106,202 to $4,750,691 at March 31, 2004, compared to $4,644,489 at June 30, 2003. Management expects that inventories will fluctuate somewhat over the course of the current fiscal year, as optimum inventory levels are determined based on ongoing sales demand for Solaris and other new products.

Prepaid Expenses

Prepaid expenses decreased by $101,861 to $378,836 at March 31, 2004 compared to $480,697 at June 30, 2003 due to a reduction in advances to suppliers, as well as lower packaging and freight prepayments.

Goodwill

Goodwill at March 31, 2004 and June 30, 2003 totaled $789,422. Beginning July 1, 2002, the Company adopted the provisions of SFAS No. 142. In compliance with FAS 142 Goodwill and other Intangible Assets, management utilized standard principles of financial analysis and valuation including: transaction value, market value and income value methods to arrive at a reasonable estimate of the fair value of the Company in comparison to its book value. As of July 1, 2002 and June 30, 2003, the fair value of the Company exceeded the book value of the Company. Therefore, there was no indication of impairment upon adoption of SFAS No. 142 or at June 30, 2003. Management is primarily responsible for the FAS 142 valuation determination and performed the annual impairment assessment during the Company's fourth quarter.

Accounts Payable

Accounts payable increased by $147,160 to $744,271 at March 31, 2004 compared to $597,111 at June 30, 2003. The fluctuation in accounts payable is a result of the timing of our weekly payments to suppliers and the timing of purchases for Solaris components. All accounts payable are within term. We continue to take advantage of available early payment discounts when offered.

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

Line of Credit

The Company maintains a revolving line of credit facility with a commercial bank in the amount of $4,500,000. The outstanding balance on our line of credit facility was approximately $1.69 million at March 31, 2004 compared to $1.38 million at June 30, 2003. Interest on the line of credit is based on the bank's prime rate, which at March 31, 2004, equaled 4.00%. The line of credit is collateralized by accounts receivable and inventories. Borrowing limitations are based on 30% of eligible inventory and up to 80% of eligible accounts receivable. At March 31, 2004 maximum borrowing base was calculated to be $4.2 million. The line of credit agreement is renewable annually on December 1st and includes covenants requiring the Company to maintain certain financial ratios. As of March 31, 2004, we were in compliance with all loan covenants.

The current ratio at March 31, 2004 was 2.6 to 1 compared to 2.9 to 1 at June 30, 2003. Current assets represent 70% of total assets at March 31, 2004.

Debt

Long-term debt excluding current installments totaled $1,601,109 at March 31, 2004, compared to $1,754,066 at June 30, 2003. Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee. The principal balance on the mortgage loans is approximately $1.7 million with monthly principal and interest payments of $21,409.

Inflation and Seasonality

The Company's revenues and net income from continuing operations have not been unusually affected by inflation or price increases for raw materials and parts from vendors.

The Company's business operations are not materially affected by seasonality factors.


Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any risks related to these policies on our business operations are discussed in Management's Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, see Notes to the Financial Statements contained in the 10-KSB report for the period ended June 30, 2003. In all material respects, management believes that the accounting principles that are utilized conform to accounting principles generally accepted in the United States of America.

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

Any modifications to estimates of inventory valuation reserves are reflected in the cost of goods sold within the statements of income during the period in which such modifications are determined necessary by management. At March 31, 2004 and June 30, 2003, our inventory valuation reserve balance, which established a new cost basis, was $497,199 and $289,936, respectively and our inventory balance was $4,750,691 and $4,644,489 net of reserves, respectively.

Revenue Recognition

Our products are sold primarily to customers who are independent distributors and equipment dealers. These distributors resell the products, typically to end users, including physical therapists, professional trainers, athletic trainers, chiropractors, medical doctors and aestheticians. Sales revenues are recorded when products are shipped FOB shipping point under an agreement with a customer, risk of loss and title have passed to the customer, and collection of any resulting receivable is reasonably assured. Amounts billed for shipping and handling of products are recorded as sales revenue. Costs for shipping and handling of products to customers are recorded as cost of sales.

Allowance for Doubtful Accounts

We must make estimates of the collectibility of accounts receivable. In doing so, we analyze historical bad debt trends, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $4,173,831 and $2,283,071, net of allowance for doubtful accounts of $220,955 and $145,130, at March 31, 2004 and June 30, 2003, respectively.

Business Plan and Outlook

Over the past six years, annual net sales have grown from $12.6 million in fiscal year 1998 to a projected $20 million for the year ending June 30, 2004. During fiscal year 2004, we continue to focus our efforts on fueling and sustaining future growth through the development of new products for the rehabilitation and aesthetics markets while, at the same time, strengthening our channels of distribution and improving operating efficiencies.

As part of our ongoing R&D campaign, in September 2003 we introduced the new Solaris Series line of advanced technology electrotherapy/ultrasound products featuring an infrared light therapy probe. This new product line has quickly become our top selling line. During fiscal year 2004, we submitted an application to FDA for clearance of a low-power laser accessory probe to the Solaris Series products. Other light probes will be developed for Solaris in the future as market needs are identified.

The Dynatron Solaris 701 (the "701") device is scheduled to be introduced during the fourth quarter of fiscal year 2004. This device will complete the family of combination therapy devices that make up the Solaris Series. The 701 will be a combination device featuring ultrasound and infrared light therapy.

R&D efforts over the past several years have not been limited to high tech products. During fiscal year 2003, Dynatronics introduced a new, more price-competitive, powered treatment table. Demand for this table has remained high since its introduction. Additional powered treatment table models are currently under development.

In April 2004, we introduced our new product catalog featuring over 2,000 products. Over the years, our product catalog has been an important sales tool for our nationwide network of dealers. It provides important information about the new Solaris product line as well as many other products that we manufacture and/or distribute.

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

Another important part of our strategic plan is the expansion of worldwide marketing efforts. In July 2002, our ISO 9001 certification was renewed for our Salt Lake City operation, where all electrotherapy, ultrasound, STS devices, light therapy and Synergie products are manufactured. With this designation, we can market products manufactured in this facility in any country that recognizes the CE Mark. We continue to work to establish effective distribution of these products in the European Community. The European version of the Solaris Series products will include an additional electrotherapy waveform known as Diadynamic that is popular in Europe. We believe that by combining this feature and the availability of light therapy products with traditional electrotherapy and ultrasound modalities positions the Solaris devices for greater acceptance in the European markets than its predecessor devices. It is expected that these attractive features will make foreign distribution channels more accessible.

We continue efforts to promote our line of aesthetic products. In January 2004, we introduced the Synergie LT device, an infrared light therapy unit designed specifically for aesthetic applications. Interest in light therapy applications is growing in the aesthetics market. The introduction of the Synergie LT device is positioning Dynatronics to compete more fully in the spa and beauty market. We plan to develop and introduce additional light therapy probes for the aesthetic market using different wavelengths of light. Recent interest by medical spas in the use of other physical therapy modalities such as electrotherapy, ultrasound and light therapy in aesthetic applications has opened new potential for crossover of physical medicine modalities into the aesthetics market. This presents a unique opportunity for us to grow sales of new aesthetic products with little additional R&D effort since the products have already been developed for the physical medicine markets.

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

Cautionary Statement Concerning Forward-Looking Statements

The statements contained in this report on Form 10-QSB, particularly the foregoing discussion in Item 2. Management's Discussion and Analysis, that are not purely historical are "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act. These statements refer to our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of the words or phrases "believes," "expects," "anticipates," "should," "plans," "estimates," "intends," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis or Plan of Operation regarding product development, clinical results, market acceptance, financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in our Annual Report on Form 10-KSB under the headings "Description of Business" and "Risk Factors." The fact that some of the risk factors may be the same or similar to past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our other SEC filings are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance.

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

o The ability to obtain required financing to meet changes or other risks; and

o Escalating costs of raw materials, particularly steel and petroleum based materials.


Item 3.  Controls and Procedures

Based on their evaluation, as of March 31, 2004, our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities

Stock Repurchase Program

On September 3, 2003, the Company announced a stock repurchase program. The Board of Directors authorized the expenditure of up to $500,000 to purchase the Company's common stock on the open market pursuant to regulatory restrictions governing such repurchases. The decision to initiate the program was based on management's confidence in the Company's future growth - a confidence bolstered in part by the introduction of the Solaris line - combined with a languishing stock price deemed to be undervalued. The Company has purchased 77,400 shares for approximately $89,000, leaving over $400,000 of authorized funds for future stock repurchases. No shares were repurchased during the quarter ended March 31, 2004. The stock repurchase program is conducted pursuant to safe harbor regulations under Rule 10b-18 of the Exchange Act for the repurchase by an issuer of its own shares.

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

            10.5    Amended Loan Agreement with Zions Bank (December 2003)

            31.1    Certification of President and Chief Executive Officer under
                    Section 302 of Sarbanes-Oxley Act of 2002

            31.2 Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002

            32      Certification under Section 906 of Sarbanes-Oxley Act of
                    2002


         (b) Reports on Form 8-K.

                  On February 11, 2004, the Company filed a Current Report on Form 8-K for the purpose of furnishing a copy of its earnings press release dated February 11, 2004 for its second fiscal quarter ended December 31, 2003.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             DYNATRONICS CORPORATION
                                                     Registrant


Date        5/17/03                  /s/ Kelvyn H. Cullimore, Jr.
     ----------------------          -------------------------------------------
                                        Kelvyn H. Cullimore, Jr.
                                        President and Chief Executive Officer
                                        and Chief Financial Officer (Duly
                                        Authorized Officer)


Date        5/17/03                  /s/ Terry M. Atkinson, CPA
     ----------------------          -------------------------------------------
                                         Terry M. Atkinson
                                         Controller