Form 10KSB
period 2004-06-30
DYNATRONICS CORP
filed 2004-09-28
CIK 720875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2004.

[  ]     TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the transition period from ____________ to ____________.

         Commission file number 0-12697

                             DYNATRONICS CORPORATION
                 (Name of small business issuer in its charter)

           Utah                                        87-0398434
---------------------------------         -----------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                             7030 Park Centre Drive
                         Salt Lake City, Utah 84121-6618
                         -------------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The issuer's revenues for the fiscal year ended June 30, 2004 were $20,587,273. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer was approximately $12.0 million as of September 21, 2004, based on the average bid and asked price on that date.

As of September 21, 2004, there were 8,958,938 shares of the issuer's common stock outstanding.

                       Documents Incorporated by Reference

The issuer hereby incorporates information required by Part III (Items 9, 10, 11 and 14) of this report by reference to the issuer's definitive proxy statement to be filed pursuant to Regulation14A and provided to shareholders subsequent to the filing of this report.

Transitional  Small  Business  Disclosure  Format (Check one):  Yes        No X

                                TABLE OF CONTENTS

                                     PART I

Item 1.   Description of Business..............................................1
Item 2.   Description of Property..............................................8
Item 3.   Legal Proceedings....................................................8
Item 4.   Submission of Matters to a Vote of Security Holders..................8

                                 PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.............8
Item 6.   Management's Discussion and Analysis or Plan of Operations...........9
Item 7.   Financial Statements...............................................F-1
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................18
Item 8A.  Controls and Procedures.............................................18

                                PART III

Item 9.   Directors and Executive Officers; Compliance with Section 16(a)
          of the Exchange Act.................................................18
Item 10.  Executive Compensation..............................................18
Item 11.  Security Ownership of Certain Beneficial Owners and Management......18
Item 12.  Certain Relationships and Related Transactions......................18
Item 13.  Exhibits and Reports on Form 8-K....................................18
Item 14.  Principal Accountants Fees and Services.............................19
Signatures    ................................................................20
Certifications  ..............................................................21

Unless the context otherwise requires, all references in this report to "we," "us," "our," "Dynatronics" or the "Company" include Dynatronics Corporation, a Utah corporation.

                                   PART I

Item 1. Description of the Business

         Dynatronics was organized as a Utah corporation on April 29, 1983. The principal business of the Company is the design, manufacture, marketing and distribution of physical medicine products and aesthetic products.

         Dynatronics currently sells approximately 2,000 physical medicine and aesthetic products. We manufacture approximately 20% of the physical medicine products and 16% of the aesthetic products in our product line. The remainder of the products are manufactured by third parties for whom Dynatronics acts as a distributor.

         Sales of manufactured physical medicine products in fiscal years 2004 and 2003 represented approximately 75% and 66%, respectively of the Company's physical medicine product sales with the balance each year sold by the Company as a distributor. Sales of manufactured aesthetic products in fiscal years 2004 and 2003 represented approximately 97% and 92%, respectively of the Company's aesthetic product sales with the balance each year sold by the Company as a distributor.

         We primarily distribute our products in three ways: 1) through a network of independent dealers nationwide and internationally, 2) through direct relationships with certain national accounts, and 3) through a full-line catalog. Some of our aesthetic products are also sold through manufacturer representatives or direct to the practitioner by company representatives.

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

         In July 1998, the Company expanded into the aesthetic products market with the introduction of the Synergie(TM) AMS device. This product incorporates therapeutic massage technology to achieve, among other things, a temporary reduction in the appearance of cellulite - a claim cleared by the U.S. Food and Drug Administration ("FDA") during fiscal year 1999. This claim is supported by a Company-sponsored research study in which 91% of participants reported favorable reductions in the appearance of cellulite. In addition, this product is indicated for the temporary reduction in circumferential body measurements of treated areas. This benefit was also validated in the research study as participants reported cumulative reductions of six inches in treated areas.

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

         In August 2000, Dynatronics signed an agreement with Alan Neuromedical Technologies (ANT) naming Dynatronics the exclusive licensee of ANT's patented technology for treating chronic pain. Developed by doctors in Texas, this unique technology has been incorporated into three unique electrotherapy devices - the Dynatron STS (Sympathetic TherapyTM System), a dual patient device designed for clinical use, the Dynatron STSi introduced in November 2002 for clinical use offering standard interferential therapy on one channel and STS therapy on the other channel, and the Dynatron STS Rx, a single channel prescription unit for home use. According to the American Pain Society, over 70 million Americans suffer from moderate to severe chronic pain. While effective in reducing or even eliminating forms of chronic and sub-acute pain, the success of this modality has been hampered by the lack of available insurance reimbursement.

         In September 2003, the Company introduced the Dynatron Solaris(TM) Series, a line of combination therapy devices. The Solaris product line consists of five combination devices, four of which were part of the initial release with the fifth device introduced in June 2004. The devices offer varying combinations of electrotherapy modalities and ultrasound with the option of adding Dynatronics new infrared light therapy technology. Various forms of infrared and visible light therapy have been used for decades in Europe and Asia for treating pain as well as a wide variety of soft tissue conditions. Light therapy has also been used in tissue regeneration applications and in accelerating healing of chronic wounds. During fiscal 2004, the Company received marketing clearance from FDA for its new low-power laser probe. This new laser probe was introduced to the market in August 2004 and provides 625mW of output at a wavelength of 875 nanometers ("nm"). The probe is 600 times more powerful than our first laser probes introduced in the 1980's. The increased power allows treatments times to be dramatically reduced. The new Solaris Series devices are engineered to accommodate future Dynatronics' laser or light therapy probes.

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

Physical Medicine Products
--------------------------

         Electrotherapy - The therapeutic effects of electrical energy have occupied an important position in physical medicine for over four decades. There has been an evolution through the years to use the most effective and painless waveforms and frequencies for patient comfort and for success in the treatment of pain and related physical ailments. Medium frequency alternating currents, which are used primarily in the Company's electrotherapy devices, are believed to be the most effective and comfortable for patients. Electrotherapy is effective in treating chronic intractable pain and/or acute post-traumatic pain, increasing local blood circulation, relaxation of muscle spasms, prevention or retardation of disuse atrophy, and muscle re-education.

         Therapeutic Ultrasound - Ultrasound therapy is a process of providing therapeutic deep heat to soft tissues through the introduction of sound waves into the body. It is one of the most common modalities used in physical therapy today for treating pain, muscle spasms and joint contractures.

         Dynatronics markets twelve devices that include electrotherapy, ultrasound or a combination of both modalities in a single device. The Dynatron 125 ultrasound device and the Dynatron 525 electrotherapy device target the low-priced segment of the market. The "50 Series Plus" products offer combinations of electrotherapy and ultrasound modalities at a reasonable cost to the practitioner. The new Solaris products provide our most advanced technology in combination therapy devices by adding light therapy capabilities to enhanced electrotherapy and ultrasound combination devices. (See "Schedule of Therapy Products" below.) Dynatronics intends to continue development of its electrotherapy and ultrasound technology and remain a leader in the design, manufacture and sale of therapy devices.

         Light Therapy - The Company's five new Dynatron Solaris units feature light therapy technology. These units are capable of powering a cluster probe containing 32 infrared superluminous diodes ("SLD") at 880 nm wavelength along with four red spectrum SLD's in the 640 to 660 nm wavelength range. A new laser probe was introduced in August 2004. It contains a laser diode generating 625mW of output at 875nm wavelength. Additional light probes of various wavelengths and sizes are being developed by the Company. These probes are engineered to work with current Solaris devices and are scheduled to be introduced in fiscal 2005 and 2006. The benefits of light therapy have been documented by hundreds of research studies published over the past two decades..

         STS Therapy - STS Therapy is a patented method of administering therapeutic electrical current via peripheral nerves that are accessed through the lower legs and feet as well as the arms and hands creating a unique form of stimulation of the autonomic or sympathetic nervous system. It is an effective, non-invasive and non-addictive treatment for many chronic pain conditions. Doctors theorize that STS Therapy has a modulating effect on the autonomic nervous system, thus resulting in symptomatic relief of chronic intractable pain.

         Iontophoresis - Since 1997, we have distributed Life-Tech's line of iontophoresis products which are used in physical medicine applications primarily for treating inflammation. In September 2004, we were named a master distributor by Naimco Corp. for their new line of "IontoPlus" iontophoresis electrodes. Iontophoresis uses electrical current to deliver drugs such as lidocaine transdermally for localized treatment of inflammation without the use of needles. The Company is currently developing its own proprietary iontophoresis device which is scheduled for introduction in fiscal year 2005.

         The following chart lists the therapy device products manufactured and/or distributed by the Company.

                          Schedule of Therapy Products
                 Manufactured and/or Distributed by Dynatronics

  Product Name                        Description
  ------------                        -----------

Dynatron(R) 125                       Ultrasound
Dynatron(R) 525                       Electrotherapy
Iontophor II(R) & Microphor(R) +      Iontophoresis
Dynatron(R) 150 Plus**                Ultrasound
Dynatron(R) 550 Plus**                Multi-modality Electrotherapy
Dynatron(R) 650 Plus**                Multi-modality Electrotherapy
Dynatron(R) 850 Plus**                Combination Electrotherapy/Ultrasound
Dynatron(R) 950 Plus**                Combination Electrotherapy/Ultrasound
Dynatron(R) STS                       STS Chronic Pain Therapy
Dynatron(R) STS Rx                    STS Chronic Pain Therapy
Dynatron(R) STSi                      Combination Electrotherapy/STS Chronic
                                        Pain Therapy
Dynatron Solaris(TM) 701              Ultrasound with Light Therapy
Dynatron Solaris(TM) 705              Electrotherapy with Light Therapy
Dynatron Solaris(TM) 706              Electrotherapy with Light Therapy
Dynatron Solaris(TM) 708              Combination Electrotherapy/Ultrasound with
                                        Light Therapy
Dynatron Solaris(TM) 709              Combination Electrotherapy/Ultrasound with
                                        Light Therapy
Dynatron Solaris(TM) 880              Accessory Infrared Light Probe
Dynatron Solaris(TM) 890              Accessory Infrared Laser Light Probe
---------------------

Dynatron(R) is a registered trademark (#1280629) owned by Dynatronics Iontophor II(R) and Microphor(R) are registered trademarks owned by Life-Tech,
   Inc.

** "50 Series Plus" Product Line
+ Both manufactured by Life-Tech

         Medical Supplies and Soft Goods - We currently manufacture the following medical supplies and soft goods: hot packs, cold packs, therapy wraps, wrist splints, ankle weights, lumbar supports, cervical collars, slings, cervical pillows, back cushions, weight racks, and parallel bars. We also distribute products such as: hot and cold therapy products, exercise balls, lotions and gels, paper products, athletic tape, canes and crutches, reflex hammers, stethoscopes, splints, elastic wraps, exercise weights, Thera-Band(R) (a registered mark of Hygenic Corp.) tubing, walkers, treadmills, stair climbers, heating units for hot packs, whirlpools, gloves, electrodes, TENS devices, and traction equipment.

         Dynatronics markets its products through independent dealers and through a product catalog. In April 2004, we introduced our new product catalog featuring approximately 2,000 products. We continually seek to update our line of manufactured and distributed medical supplies and soft goods.

         Treatment Tables and Rehabilitation Equipment - In January 1997, Dynatronics acquired a metal treatment table manufacturing operation in Columbia, South Carolina. In July 1999, we consolidated this operation into our Chattanooga facilities to improve efficiencies. We now manufacture and distribute motorized and manually operated physical therapy treatment tables, rehabilitation parallel bars, and other specialty rehabilitation products.

         With the acquisition of Superior and the treatment table manufacturing operation, Dynatronics became a broad-line supplier to the physical medicine market which includes physical therapy, chiropractic, podiatry, sports medicine, industrial and occupational medicine, family practice, long-term care facilities, and the sub-groups of each of these specialties.

Aesthetic Products
------------------

         In July 1998, Dynatronics began shipments of our Synergie Aesthetic Massage System (AMS). The Synergie AMS device applies therapeutic vacuum massage to skin and subcutaneous tissues to achieve a temporary reduction in the appearance of cellulite as well as the circumferential body measurements of the treated areas.

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

         In January 2004, we introduced the Synergie LT device which provides light therapy for aesthetic applications. Light therapy is becoming popular in spas and health clubs for improving skin tone and appearance. Combining elements of the AMS vacuum massage techniques with microdermabrasion and Synergie LT for light therapy has provided estheticians with the ability to provide an enhanced "ultimate facial" available only with the use of Synergie devices.

Allocation of Sales Among Key Products

         No product accounted for more than 10% of the Company's revenues during fiscal year 2004. Sales of the Company's Dynatron 950Plus device accounted for 10.2% of total revenues for the fiscal year ended June 30, 2003.

Patents and Trademarks

         Dynatronics holds a patent on the "Target" feature of its electrotherapy products that will remain in effect until April 4, 2008, a patent on the multi-frequency ultrasound technology that will remain in effect until June 2013, and a patent on the microdermabrasion device that will remain in effect until February 2020. We also hold two design patents on the microdermabrasion device that will remain in effect until November 2015. Additional patent applications pertaining to the Company's Solaris technology and STS technology have been filed with the U.S. Patent and Trademark Office and are currently pending. Dynatronics owns the exclusive, worldwide rights (under a license agreement) to an existing patent on the STS technology for the treatment of chronic pain.

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

Warranty Service

         The Company warrants all products it manufactures for time periods ranging in length from 90 days to five years from the date of sale. Warranty service is provided from the Company's Salt Lake City and Chattanooga facilities according to the service required. These warranty policies are comparable to warranties generally available in the industry. Warranty claims as a percentage of gross sales were not material in fiscal years 2004 and 2003.

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

         The Company has entered into direct sales relationships with national and regional chains of physical therapy clinics and hospitals. Under these arrangements, we sell our products directly to the clinics and hospitals with preferred pricing arrangements. We also have preferred pricing arrangements with key dealers who commit to purchase certain volumes and varieties of products. No single dealer or national account or group of related accounts was responsible for 10% or more of total sales in fiscal years 2004 or 2003.

         Dynatronics exports products to approximately 30 different countries. International sales (i.e., sales outside North America) increased 48% to approximately $633,800 in fiscal year 2004 compared to approximately $427,000 in fiscal year 2003. The Company is working to establish effective distribution for its products in international markets. Our Salt Lake City facility is certified to the ISO 13485 quality standard for medical device manufacturing. Many of the Company's therapy devices carry the CE Mark, a designation required for marketing products in the European community that signifies the device or product was manufactured pursuant to a certified quality system. The Company has no foreign manufacturing operations. However, we do purchase certain products and components from foreign manufacturers.

Competition

         Despite significant competition, Dynatronics has distinguished key products by using the latest technology, such as its patented Target feature, patented multi-frequency ultrasound technology, and patented STS technology. We believe that these features, along with integration of advanced technology in the design of each product, have made Dynatronics a leader in technologically advanced therapy devices. Dynatronics was the first company to integrate light therapy as part of a combination therapy device. The Company has applied for a patent on its new light therapy technology. In addition, by manufacturing many of the medical supplies, soft goods and tables it sells, the Company can focus on quality manufacturing at competitive prices. We believe these factors give Dynatronics an edge over many competitors who are solely distributors of such products.

         Electrotherapy/Ultrasound Competition. The competition in the clinical market for electrotherapy and ultrasound devices comes from both domestic and foreign companies. No fewer than a dozen companies produce devices similar to those offered by Dynatronics. Some of these competitors are larger and better established, and have greater resources than the Company. Few companies, domestic or foreign, provide multiple-modality devices. Furthermore, no competitor offers a true Target feature or the ultrasound feature of three frequencies on multiple-sized soundheads for which Dynatronics holds patents. The Company's primary domestic competitors in the sale of electrotherapy and ultrasound products include: Encore Medical (Chattanooga Group division), Rich-Mar Corporation and Mettler Electronics.

         Light Therapy. - Competitors that manufacture and market light therapy devices include: Microlight Corp., Erchonia, Rich-Mar and Medex, among others. These competitors offer units that are priced significantly higher than our unit or are not as powerful. Management is not aware of any competitor that currently offers a combination light therapy device that includes electrotherapy and ultrasound capabilities.

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

         Medical Supplies & Soft Goods. The Company competes against various manufacturers and distributors of medical supplies and soft goods, some of which are larger, more established and have greater resources than Dynatronics. Excellent customer service along with providing value to customers is of key importance in this market. While there are many specialized manufacturers in this area such as Chattanooga Group (a division of Encore Medical), and Fabrication Enterprises, most competitors are primarily distributors such as EMPI, North Coast Medical, Ability-One (a division of Patterson Dental), and Meyer Distributing.

         Iontophoresis. Competition in the iontophoresis market includes Iomed, Inc., EMPI, Birch Point Medical and Naimco. Iomed and EMPI enjoy the largest market share. While Naimco has named Dynatronics a master distributor they also distribute directly to the iontophoresis market and are a competitor in some situations. We have distributed the Life-Tech products since 1996, but are not an exclusive distributor of those products. We believe that our strong distribution network is important to our continued ability to compete in this increasingly competitive market. In addition, our products target a lower selling price than the products of Iomed, EMPI and Birch Point. We anticipate that the introduction of a new, proprietary iontophoresis device in fiscal year 2005 will allow us to gain market share, while, at the same time, increasing profit margins on these products.

         Treatment Tables. The primary competition in the treatment table market is from domestic manufacturers including Hill Laboratories Company, Hausmann Industries, Ability-One (a division of Patterson Dental), Bailey Manufacturing, Tri-W-G, Chattanooga Group (a division of Encore Medical), and Clinton Industries. We believe we compete based on our industry experience and product quality. In addition, certain components of the treatment tables are manufactured overseas which allows for pricing advantages over competitors.

         Aesthetic Products. The Company's two primary competitors in the therapeutic massage industry are LPG Systems, and Silhouette Tone. The Synergie AMS device utilizes proprietary technology that has been proven effective in a research study. In addition, we provide a comprehensive training and certification program for estheticians. Dynatronics is developing a network of domestic and international distributors and national accounts, which is expected to provide another competitive advantage in the marketplace for these products.

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

         Many of the competitors in the light therapy segment of the aesthetic market are relatively new to this segment of the industry and smaller in size than Dynatronics. Competitors include Revitalite, Silhouette Tone, Photo Actif, and DermaPulse. The Synergie LT device is the most powerful of all the units on the market and features a computerized dosage calculation system. The Synergie LT is also the least expensive of the table model units on the market.

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

         The Company established the Quality First Program, a concept for total quality management designed to involve each employee in the quality assurance process. Under this program, employees are not only expected to inspect for quality, but they are empowered to stop any process and make any changes necessary to insure that quality is not compromised. An incentive program is established to insure the continual flow of ideas and to reward those who show extraordinary commitment to the Quality First concept. Quality First has not only become the Company motto, but it is the standard by which all decisions are made. The Quality First Program reinforces employee pride, increases customer satisfaction, and improves overall operations of Dynatronics.

         Dynatronics is certified to ISO 13485 standards for medical products. ISO 13485 is an internationally recognized standard for quality systems and manufacturing processes adopted by over 90 countries. In addition, the Company has qualified for the CE Mark Certification on its electrotherapy, ultrasound and Synergie products. CE Mark Certification for the new Solaris Series is in process. With the CE Mark Certification, we are able to market these products throughout the European Union and in other countries where CE Mark Certification and ISO 13485 certification are recognized.

Research and Development

         In fiscal years 2003 and 2004, Dynatronics focused its resources on an aggressive R&D campaign to develop several new products, including the Solaris Series line of light therapy products. Total R&D expenditures for 2004 were $1,146,715, compared to $1,038,753 in 2003. R&D expenses represented approximately 5.6% and 6.1% of the revenues of the Company in 2004 and 2003, respectively. As a result of our R&D focus, we were able to introduce five Solaris devices in 2004, along with the infrared light therapy probe. Substantially all of the research and development expenditures during 2003 and 2004 were for the development of new products, or the upgrading of existing products.

Regulatory Matters

         The manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and other countries. In the United States, the FDA regulates our products pursuant to the Medical Device Amendment of the Food, Drug, and Cosmetic Act ("FDC Act") and regulations promulgated thereunder. Advertising and other forms of promotion and methods of marketing of the products are subject to regulation by the Federal Trade Commission ("FTC") under the Federal Trade Commission Act ("FTC Act").

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

         During fiscal year 2003, Congress enacted the Medical Device User Fee and Modernization Act (MDUFMA). Among other things, this act imposes for the first time a user fee on medical device manufacturers. Under the provisions of MDUFMA, manufacturers seeking clearance to market a new device must pay a fee to the FDA in order to have their applications reviewed. Dynatronics primarily submits new products for clearance under section 510(k) of the Medical Device Amendment of the FDC Act. The fee per 510(k) submission in fiscal year 2004 was $2,784. The fee for new products in fiscal year 2005 will be approximately $2,841.

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

Employees

         On June 30, 2004, we had a total of 136 full-time employees and 11 part-time employees, compared to 122 full-time and 11 part-time employees at June 30, 2003.

Item 2.   Description of Property
          -----------------------

         The Company's headquarters and principal place of business are located at 7030 Park Centre Drive, Salt Lake City, Utah, 84121. The headquarters consist of a single facility housing administrative offices and manufacturing space totaling approximately 36,000 square feet. The Company owns the land and building, subject to mortgages requiring a monthly payment of approximately $15,729. The mortgages mature in 2008 and 2013. The Company also owns a 43,200 sq. ft. manufacturing facility in Ooltewah, Tennessee, and accompanying undeveloped acreage for future expansion subject to a mortgage requiring monthly payments of $5,641 and maturing in 2017.

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

Item 3.   Legal Proceedings.
          -----------------

         There are no pending legal proceedings of a material nature to which Dynatronics is a party or of which any of its property is the subject.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report. The Company's annual meeting of shareholders will be held in November 2004.

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

                                               Year Ended June 30,
                                          2004                  2003
                                          ----                  ----
                                     High       Low        High       Low
                                     --------------------------------------

1st Quarter (July-September)         $1.59     $ .73        $.96       $.59
2nd Quarter (October-December)       $2.41     $1.25        $.93       $.53
3rd Quarter (January-March)          $4.08     $1.55        $.96       $.53
4th Quarter (April-June)             $3.35     $1.90        $1.20      $.61

         Holders. As of September 21, 2004, the approximate number of common stock shareholders of record was 457. This number does not include beneficial owners of shares held in "nominee" or "street" name. Including beneficial owners, we estimate that the total number of shareholders exceeds 2,000.

         Dividends. The Company has never paid cash dividends on its common stock. Our anticipated capital requirements are such that we intend to follow a policy of retaining earnings in order to finance the development of the business.

         Sale of Unregistered Securities. The Company has not sold any securities during the past three years in a private or public offer and sale.

         Stock Options. In fiscal year 2004, Dynatronics granted options to employees, officers and directors pursuant to stock option plans. The total number of shares of common stock issuable under such options is 118,712 shares with an average exercise price of $1.81 per share. In fiscal year 2003, Dynatronics granted options to employees and directors pursuant to stock option plans. The total number of shares of common stock issuable under such options is 324,651 shares with an average exercise price of $.77 per share.

         Stock Repurchase. On September 3, 2003, the Company announced a stock repurchase program. The Board of Directors authorized the expenditure of up to $500,000 to purchase the Company's common stock on the open market pursuant to regulatory restrictions governing such repurchases. The decision to initiate the program was based on management's confidence in the Company's future growth - a confidence bolstered in part by the introduction of the Solaris line - combined with a languishing stock price deemed to be undervalued. During fiscal year 2004, the Company purchased 77,400 shares for approximately $89,000, leaving over $400,000 of authorized funds for future stock repurchases. The stock repurchase program is conducted pursuant to safe harbor regulations under Rule 10b-18 of the Exchange Act for the repurchase by an issuer of its own shares.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Overview
--------

         Our principal business is the design, manufacture, marketing and distribution of physical medicine products and aesthetic products. We currently sell approximately 2,000 physical medicine and aesthetic products through a network of national and international independent dealers, direct relationships with certain national accounts, and a full-line catalog.

         Sales of all physical medicine products represented 87% of total revenues in 2004 compared to 86% in 2003, while sales of aesthetic products accounted for 7% of total revenues in both 2004 and 2003. Chargeable repairs, billable freight revenue and other miscellaneous revenue accounted for 6% of total revenues in 2004 and 7% in 2003.

         The manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products are regulated by numerous national and local governmental agencies in the United States and other countries, including the FDA. In addition, the FTC regulates our advertising and other forms of product promotion and marketing. Failure to comply with applicable FDA, FTC or other regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, criminal prosecutions, limits on advertising, consumer redress, divestiture of assets, and rescission of contracts.

Selected Financial Data
-----------------------

         The table below summarizes selected financial data contained in the Company's audited financial statements for the past five fiscal years. The financial statements for the fiscal years ended June 30, 2004 and 2003 are included with this report.

                             Selected Financial Data
                            Fiscal Year Ended June 30

                             2004              2003             2002            2001             2000
                         -----------------------------------------------------------------------------------
Net Sales                $  20,587,273    $  16,896,992     $  17,133,953    $  17,460,789    $   15,779,748
Net Income               $     883,300    $      24,799     $     316,101    $     334,179    $       35,910
Net Income
 per share (diluted)     $         .10    $         .00     $         .04    $         .04    $          .00
Working Capital          $   6,300,582    $   5,516,720     $   5,484,167    $   4,971,946    $    4,550,747
Total Assets             $  14,272,579    $  12,713,029     $  12,508,202    $  13,560,347    $   12,595,581
Long-term Obligations    $   2,034,854    $   2,203,779     $   2,331,698    $   2,174,348    $    2,330,501


Fiscal Year 2004 Compared to Fiscal Year 2003
---------------------------------------------

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Audited Financial Statements and Notes thereto appearing elsewhere in this report.

Net Sales

         During the year ended June 30, 2004, net sales increased 22% to a record $20,587,273, compared to $16,896,992 during fiscal year 2003. Strong demand for the Company's new Solaris product line gave a boost to sales and profits for the year ended June 30, 2004. The Dynatron Solaris Series is a family of advanced technology combination therapy devices incorporating seven electrotherapy waveforms and/or ultrasound therapy in combination with optional infrared light therapy probe. Infrared light therapy is commonly used for treating muscle and joint pain as well as arthritis pain and stiffness. Hundreds of independent research studies have proven the efficacy of light therapy in clinics around the world. As the only product line of combination therapy devices on the market to include infrared light therapy, our Solaris Series products are rapidly gaining acceptance and popularity in the physical medicine market. During 2004, Solaris received coverage on television newscasts and in printed trade journals around the country. This positive national exposure helped to introduce large numbers of people to the benefits of this technology.

       Light therapy is enjoying strong interest not only in the rehabilitation market, but also in the aesthetic market. In January 2004, the Company introduced the Synergie LT, a light therapy device for the spa and beauty market. The Company plans to develop and introduce additional light therapy probes this summer for both the aesthetic as well as the medical rehabilitation market. In addition, we are exploring new applications for light therapy beyond our current markets. For example, excellent results are being reported using light therapy for relief of dental pain and in accelerating wound healing. This type of success provides an opportunity to develop light therapy products specifically for new markets.

       Overall sales increased 22% over last year. While the introduction of the Solaris product line was the main contributor to the increase, sales of the Company's line of general medical supply products also remained strong during 2004. In addition, sales of aesthetic products kept pace with the general trend and increased 22% over last year.

Gross Profit

         During fiscal year 2004, gross profit was $8,200,295 or 39.8% of net sales compared to $6,187,156 or 36.6% of net sales in 2003. The increase in gross margin in 2004 reflects added sales of high-margin Solaris devices, which carry an average gross margin in excess of 50%, which is more favorable to the Company. Due to these higher margins, gross margins as a percentage of net sales in 2004 increased over three percentage points compared to the prior year period.

Selling, General and Administrative Expense

         Selling, general and administrative (SG&A) expenses for the year ended June 30, 2004, were $5,528,835 or 26.9% of net sales compared to $4,948,385 or
29.3% of net sales in 2003. As a percentage of total net sales, SG&A expense decreased 2.4 percentage points in 2004 compared to 2003. Total SG&A expenses in 2004 increased by $580,450 or 11.7% compared to 2003. There were four material components affecting SG&A expenses in fiscal year 2004 compared to 2003:

         o Approximately $191,000 in increased selling expenses primarily related to dealer incentive programs
         o Approximately $117,000 in increased health insurance and worker's compensation insurance premiums; the costs of health and dental insurance continue to be one of the fastest growing costs for the Company
         o Incentive compensation was $283,000 higher in 2004 than in 2003 due to the large increase in Company profits
         o Partially offsetting the increased SG&A expenses were lower audit and legal fees. General expenses decreased by approximately $55,600 in 2004 compared to 2003.

Research and Development

       Maintaining our leadership role in the physical medicine market requires the Company's continued commitment to developing cutting-edge products such as the new Solaris Series line of therapy devices. Although there can be no assurance that our research and development efforts will result in new, cutting-edge devices in fiscal 2005, our research and development efforts are expected to continue at approximately their current cash level in 2005 as we continue to develop new products for the future. Research and development expenses increased to $1,146,715 during fiscal 2004 compared to $1,038,753 in fiscal 2003. R&D expenses represented approximately 5.6% and 6.1% of the net sales of the Company in the 2004 and 2003 periods, respectively. The majority of the increase represents additional staffing in the R&D department calculated to address an increasing workload associated with planned new products. R&D costs are expensed as incurred.

Pre-tax profit

       Pre-tax profit for the year ended June 30, 2004 increased to $1,377,444 compared to $41,507 in 2003. Increased sales and gross margins attributable to the new Solaris Series line, combined with SG&A and R&D costs increasing only marginally were the primary reasons for increased profits before tax for the year ended June 30, 2004.

Income Tax

       Income tax expense for the year ended June 30, 2004 was $494,144 compared to $16,708 in 2003. The effective tax rate for the year ended June 30, 2004 was 35.9% compared to 40.3% in 2003.

Net Income

       Net income for the year ended June 30, 2004 was $883,300 (approximately $.10 per share), compared to $24,799 (approximately $.00 per share) in 2003. Improved sales and margin associated with the new Solaris Series line were the primary contributors to the increased profitability. Additionally, the containment in growth of SG&A and R&D expenses contributed to the increases in net income for fiscal 2004 over 2003.

Liquidity and Capital Resources
-------------------------------

         The Company has financed its operations through cash reserves, available borrowings under its line of credit, and from cash provided by operations. The Company had working capital of $6,300,582 at June 30, 2004, inclusive of the current portion of long-term obligations and credit facilities, as compared to working capital of $5,516,720 at June 30, 2003.

Accounts Receivable

       With the introduction of the Solaris Series product line and the associated increase in sales of these products, trade accounts receivable, net of allowance for doubtful accounts, increased $1,454,349 to $3,737,420 at June 30, 2004 compared to $2,283,071 at June 30, 2003. Management anticipates accounts receivable will likely remain at current levels in future periods due to continuing demand for the Company's new Solaris Series products and other new products anticipated for future release which are expected to contribute to sustaining sales at current levels and above.

       Trade accounts receivable represent amounts due from the Company's dealer network and from medical practitioners and clinics. We estimate that the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers. Accounts receivable are generally collected within 30 days of the terms extended.

Inventories

       Inventories, net of reserves, at June 30, 2004 remained relatively constant at $4,687,797 compared to $4,644,489 at June 30, 2003. Management expects that inventories will fluctuate somewhat over the course of the next fiscal year, as optimum inventory levels are determined based on ongoing sales demand for the Solaris Series and other new products.

Prepaid Expenses

         Prepaid expenses decreased modestly to $452,754 at June 30, 2004 compared to $480,697 at June 30, 2003 due to a reduction in packaging and freight prepayments.

Goodwill

       Goodwill at June 30, 2004 and June 30, 2003 totaled $789,422. Beginning July 1, 2002, the Company adopted the provisions of SFAS No. 142 Goodwill and other Intangible Assets. In compliance with SFAS 142, management utilized standard principles of financial analysis and valuation including: transaction value, market value and income value methods to arrive at a reasonable estimate of the fair value of the Company in comparison to its book value. The Company has determined it has one reporting unit. As of July 1, 2002 and June 30, 2004, the fair value of the Company exceeded the book value of the Company. Therefore, there was no indication of impairment upon adoption of SFAS No. 142 or at June 30, 2004. Management is primarily responsible for the FAS 142 valuation determination and performed the annual impairment assessment during the Company's fourth quarter.

Accounts Payable

       Accounts payable increased by $84,224 to $681,335 at June 30, 2004 compared to $597,111 at June 30, 2003. The increase in accounts payable is a result of the timing of our weekly payments to suppliers and the timing of purchases of product components. All accounts payable are within term. We continue to take advantage of available early payment discounts when offered.

Accrued Payroll & Benefit Expenses

         Accrued Payroll & Benefit Expenses increased by $234,165 to $423,972 at June 30, 2004 compared to $189,807 at June 30, 2003. The increase in accrued expenses is related to accrued bonuses for employees, officers, and directors resulting from the Company's record profits generated in fiscal year 2004.

Income Taxes Payable

       Income Taxes Payable was $200,294 at June 30, 2004. The Company received a refund for fiscal year 2003. Profits in 2004 increased to $883,300 compared to $24,799 in 2003. The increased profits generated during 2004 compared to 2003 resulted in the increase in income taxes payable.

Cash

       The Company's cash position at June 30, 2004 was $573,027 compared to $404,276 at June 30, 2003. The Company believes that its current cash balances, amounts available under its line of credit and cash provided by operations will be sufficient to cover its operating needs in the ordinary course of business for the next twelve months. If we experience an adverse operating environment or unusual capital expenditure requirements, additional financing may be required. However, no assurance can be given that additional financing, if required, would be available on favorable terms.

Line of Credit

       The Company maintains a revolving line of credit with a commercial bank in the amount of $4,500,000. The outstanding balance on our line of credit was approximately $1.6 million at June 30, 2004 compared to $1.38 million at June 30, 2003. Interest on the line of credit is based on the bank's prime rate, which at June 30, 2004, equaled 4.25%. The line of credit is collateralized by accounts receivable and inventories. Borrowing limitations are based on 30% of eligible inventory and up to 80% of eligible accounts receivable. At June 30, 2004, the maximum borrowing base was calculated to be $3.9 million. The line of credit is renewable annually on December 1st and includes covenants requiring the Company to maintain certain financial ratios. As of June 30, 2004, the Company was in compliance with all loan covenants.

       The current ratio at June 30, 2004 was 2.8 to 1 compared to 2.9 to 1 at June 30, 2003. Current assets represent 69% of total assets at June 30, 2004.

Debt

       Long-term debt excluding current installments totaled $1,553,832 at June 30, 2004 compared to $1,754,066 at June 30, 2003. Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee. The principal balance on the mortgage loans is approximately $1.6 million with monthly principal and interest payments of $21,370.

Stock Repurchase Program

       On September 3, 2003, the Company announced a stock repurchase program. The Board of Directors authorized the expenditure of up to $500,000 to purchase the Company's common stock on the open market pursuant to regulatory restrictions governing such repurchases. During fiscal 2004, the Company purchased $89,000 of stock leaving over $400,000 of authorized funds for future stock repurchases. The stock repurchase program is conducted pursuant to safe harbor regulations under Rule 10b-18 of the Exchange Act for the repurchase by an issuer of its own shares.

Inflation and Seasonality

       The Company's revenues and net income from continuing operations have not been unusually affected by inflation or price increases for raw materials and parts from vendors.

       The Company's business operations are not materially affected by seasonality factors.

Critical Accounting Policies
----------------------------

       We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and risks related to these policies on our business operations are discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, see Notes to the Audited Financial Statements contained in this annual report. In all material respects, management believes that the accounting principles that are utilized conform to accounting principles generally accepted in the United States of America.

       The preparation of this annual report requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses reported in our Audited Financial Statements. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate these estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Inventory Reserves

       The nature of our business requires that we maintain sufficient inventory on hand at all times to meet the requirements of our customers. We record finished goods inventory at the lower of standard cost, which approximates actual costs (first-in, first-out) or market. Raw materials are recorded at the lower of cost (first-in, first-out), or market. Inventory valuation reserves are maintained for the estimated impairment of the inventory. Impairment may be a result of slow moving or excess inventory, product obsolescence or changes in the valuation of the inventory. In determining the adequacy of reserves, we analyze the following, among other things:

         o    Current inventory quantities on hand.
         o    Product acceptance in the marketplace.
         o    Customer demand.
         o    Historical sales.
         o    Forecast sales.
         o    Product obsolescence.
         o    Technological innovations.

       Any modifications to estimates of inventory valuation reserves are reflected in the cost of goods sold within the statements of income during the period in which such modifications are determined necessary by management. At June 30, 2004 and 2003, our inventory valuation reserve balance, which established a new cost basis, was $334,393 and $289,936, respectively and our inventory balance was $4,687,797 and $4,644,489 net of reserves, respectively.

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

Allowance for Doubtful Accounts

       We must make estimates of the collectibility of accounts receivable. In doing so, we analyze historical bad debt trends, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $3,737,420 and $2,283,071, net of allowance for doubtful accounts of $182,941 and $145,130, at June 30, 2004 and June 30, 2003, respectively.

Business Plan and Outlook
-------------------------

       Over the past six years, annual net sales have grown from $12.6 million in fiscal year 1998 to a $20.6 million in 2004. During fiscal year 2004, we continued to focus our efforts on fueling and sustaining future growth through the development of new products for the rehabilitation and aesthetics markets while, at the same time, strengthening our channels of distribution and improving operating efficiencies.

       The fruits of our focused R&D campaign begun in 2002 were manifest in September 2003 when we introduced the Solaris Series, a new product line of advanced technology electrotherapy/ultrasound products featuring an infrared light therapy probe. This new family of products has quickly become our top selling line, due largely to the popularity of light therapy. Light therapy is becoming widely recognized for its successful treatment of painful conditions. The Solaris product line is designed to accommodate additional light therapy probes that will be introduced in the future. This design insures that practitioners can, over time, economically accumulate multiple light therapy probes for various therapeutic purposes - all powered by the same Solaris device.

       Consistent with that design, in June 2004 the Company received FDA marketing clearance for the Dynatron 890, a low-power laser accessory probe for the Solaris Series products. Laser technology takes the Company back to its origin 25 years ago when the Company first attempted to gain FDA approval for a laser therapy device. However, the Dynatron 890 is 500 times more powerful than the original devices 25 years ago which enhances efficacy and significantly reduces treatment times for patients.

       R&D efforts over the past several years have not been limited to high tech products. During fiscal year 2003, Dynatronics introduced a new, more price-competitive, powered treatment table. Demand for this table has remained high since its introduction. Additional powered treatment table models are currently under development and targeted for introduction in the next 12-18 months.

       In April 2004, we introduced our new product catalog featuring over 2,000 products. Over the years, our product catalog has been an important sales tool for our nationwide network of dealers. It provides important information about the new Solaris product line as well as many other products that we manufacture and/or distribute.

       Going forward, we intend to continue to strengthen our manufacturing capabilities with the goal of improving margins and gaining greater pricing advantages over competitors. To that end, some products previously purchased from other manufacturers are being converted to in-house manufacturing. Other products are being sourced from overseas manufacturers or moved to more competitive domestic manufacturers.

       Another important part of our strategic plan is the expansion of worldwide marketing efforts. Similar efforts over the past few years have had limited success. Despite this experience, we continue to press forward seeking opportunities for international expansion. The Company's Salt Lake City operation, where all electrotherapy, ultrasound, STS devices, light therapy and Synergie products are manufactured, is certified to ISO 13485, an internationally recognized standard of excellence in medical device manufacturing. This designation is an important requirement in obtaining the CE Mark certification, which allows us to market our products in the European Union. It is expected that the attractive features of the Solaris Series will make foreign distribution channels more accessible. Interest in Synergie products is presently leading the way for international expansion with the recent establishment of new distributors in Japan, South Africa, Europe and Southeast Asia.

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

       Based on our defined strategic initiatives, we are focusing our resources in the following areas:

         o Increasing sales of Solaris devices through introduction of new light therapy accessories and by developing new markets for light therapy applications. .

         o Reinforcing our position in the physical medicine market through an aggressive research and development campaign that will result in the introduction of more new products, both high tech and commodity, over the coming two years.

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

Forward-Looking Statements
--------------------------

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

         Dependence on Patents and Proprietary Rights. The Company has five patents issued and two patents pending relating to its products. In addition, we have obtained by license the worldwide rights to the STS patent. The Company's trademarks have also been registered in the United States and in other countries. There can be no assurance that patents owned by or licensed to us will not be challenged or circumvented or will provide us with any competitive advantages or that a patent will issue from any pending patent application. We also rely upon copyright protection for our proprietary software and other property. There can be no assurance that any copyright obtained will not be circumvented or challenged. In addition, we rely on trade secrets that we seek to protect, in part, through confidentiality agreements with employees and other parties. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the our trade secrets will not otherwise become known to or independently developed by competitors. The Company may become involved from time to time in litigation to determine the enforceability, scope and validity of proprietary rights. Any such litigation could result in substantial cost to the Company and divert the efforts of its management and technical personnel.

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

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
Dynatronics Corporation:

We have audited the accompanying balance sheet of Dynatronics Corporation as of June 30, 2003 and the related statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynatronics Corporation as of June 30, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles Assets, in 2002.


/s/ KPMG LLP

Salt Lake City, Utah
August 8, 2003



                              REPORT OF INDEPENDENT
                        REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors of
Dynatronics Corporation


We have audited the balance sheet of Dynatronics Corporation (the Company) as of June 30, 2004, and the related statements of Income, stockholders' equity, and cash flows for the year ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynatronics Corporation as of June 30, 2004, and the results of its operations and its cash flows for the year ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.



/s/TANNER + CO.



Salt Lake City, Utah
August 16, 2004

                             DYNATRONICS CORPORATION
                                 Balance Sheets
                             June 30, 2004 and 2003


                 Assets
                                                                       2004                 2003
                                                              --------------------    ----------------
Current assets:
     Cash                                                     $            573,027             404,276
     Trade accounts receivable, less allowance for
        doubtful accounts of $182,941 at June 30,
        2004 and $145,130 at June 30, 2003                               3,737,420           2,283,071
     Other receivables                                                      76,213             193,713
     Inventories                                                         4,687,797           4,644,489
     Prepaid expenses                                                      452,754             480,697
     Prepaid income taxes                                                        -             105,804
     Deferred tax asset-current                                            335,000             312,547
                                                              --------------------    ----------------
                 Total current assets                                    9,862,211           8,424,597

Property and equipment, net                                              3,310,083           3,202,553
Goodwill                                                                   789,422             789,422
Other assets                                                               310,863             296,457
                                                              --------------------    ----------------
                                                              $         14,272,579          12,713,029
                                                              ====================    ================

            Liabilities and Stockholders' Equity

Current liabilities:
     Current installments of long-term debt                   $            207,019             198,606
     Line of credit                                                      1,604,535           1,382,095
     Accounts payable                                                      681,335             597,111
     Accrued expenses                                                      444,474             540,258
     Accrued payroll and benefit expenses                                  423,972             189,807
     Income tax payable                                                    200,294                   -
                                                              --------------------    ----------------
                 Total current liabilities                               3,561,629           2,907,877

Long-term debt, excluding current installments                           1,553,832           1,754,066
Deferred compensation                                                      331,022             305,654
Deferred tax liability - noncurrent                                        150,000             144,059
                                                              --------------------    ----------------
                 Total  liabilities                                      5,596,483           5,111,656
                                                              --------------------    ----------------

Stockholders' equity:
     Common stock, no par value, authorized
        50,000,000 shares; issued 8,956,688
        shares at June 30, 2004 and
        8,869,335 shares at June 30, 2003                                2,670,404           2,478,981
     Retained earnings                                                   6,005,692           5,122,392
                                                              --------------------    ----------------
                 Total stockholders' equity                              8,676,096           7,601,373
                                                              --------------------    ----------------
                                                              $         14,272,579          12,713,029
                                                              ====================    ================

                See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION
                              Statements of Income
                       Years ended June 30, 2004 and 2003

                                                                      2004                  2003
                                                              --------------------    ----------------
Net sales                                                     $         20,587,273          16,896,992
Cost of sales                                                           12,386,978          10,709,836
                                                              --------------------    ----------------
                 Gross profit                                            8,200,295           6,187,156

Selling, general, and administrative expenses                            5,528,835           4,948,385
Research and development expense                                         1,146,715           1,038,753
                                                              --------------------    ----------------
                 Operating income                                        1,524,745             200,018
                                                              --------------------    ----------------
Other income (expense):
     Interest income                                                        12,818               6,825
     Interest expense                                                     (169,433)           (176,731)
     Other income, net                                                       9,314              11,395
                                                              --------------------    ----------------
                 Total other expense, net                                 (147,301)           (158,511)
                                                              --------------------    ----------------
                 Income before income taxes                              1,377,444              41,507

Income tax expense                                                         494,144              16,708
                                                              --------------------    ----------------
                 Net income                                   $            883,300              24,799
                                                              ====================    ================
Basic net income per share                                    $               0.10                0.00

Diluted net income per share                                                  0.10                0.00

Weighted average basic and diluted common shares outstanding:
     Basic                                                             8,871,214             8,869,335
     Diluted                                                           9,213,219             8,869,335



                 See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION
                            Statements of Cash Flows
                       Years ended June 30, 2004 and 2003


                                                                                  2004               2003
                                                                           -----------------    --------------
Cash flows from operating activities:
     Net income                                                            $         883,300            24,799
     Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization of property and equipment                   321,007           374,864
           Other amortization                                                          7,324             7,325
           Provision for doubtful accounts                                            96,000            72,000
           Provision for inventory obsolescence                                      276,000           240,000
           Provision for warranty reserve                                            164,574           199,718
           Provision for deferred compensation                                        25,368            23,425
           Change in operating assets and liabilities:
              Receivables                                                         (1,432,848)          665,854
              Inventories                                                           (319,308)       (1,047,738)
              Prepaid expenses and other assets                                        6,213          (135,855)
              Deferred tax asset                                                     (16,512)            9,257
              Income tax receivable                                                  105,804          (105,804)
              Accounts payable and accrued expenses                                   58,031           219,625
              Income taxes payable                                                   287,266           (30,804)
                                                                           -----------------    --------------
                 Net cash provided by operating activities                           462,219           516,666
                                                                           -----------------    --------------
Cash flows from investing activities:
     Capital expenditures                                                           (428,537)         (232,358)
                                                                           -----------------    --------------
Cash flows from financing activities:
     Proceeds from issuance of long-term debt                                              -             7,375
     Principal payments on long-term debt                                           (191,822)         (230,616)
     Net change in line of credit                                                    222,440           (53,594)
     Purchase and retirement of common stock                                         (89,000)                -
     Proceeds from issuance of common stock                                          193,451                 -
                                                                           -----------------    --------------
                 Net cash provided by (used in) financing activities                 135,069          (276,835)
                                                                           -----------------    --------------
                 Net increase in cash                                                168,751             7,473

Cash at beginning of period                                                          404,276           396,803
                                                                           -----------------    --------------
Cash at end of period                                                      $         573,027           404,276
                                                                           =================    ==============
Supplemental disclosures of cash flow information:
     Cash paid for interest                                                $         169,012           180,217
     Cash paid for income taxes                                                      236,800           138,500

Supplemental disclosure of non-cash investing and financing activities:
     Income tax benefit from exercise of stock options                                86,972                 -


                See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION
                       Statements of Stockholders' Equity
                       Years ended June 30, 2004 and 2003



                                                                                                                     Total
                                                          Common            Redeemed           Retained          stockholders'
Balances at June 30, 2002                            $      2,638,677         (159,696)           5,097,593            7,576,574


Retired 23,855 shares of redeemed stock                      (159,696)         159,696                    -                    -

Net income                                                          -                -               24,799               24,799
                                                     -----------------    -------------    -----------------    -----------------

Balances at June 30, 2003                                   2,478,981                -            5,122,392            7,601,373

Redeemed 77,400 shares of common stock                              -          (89,000)                   -              (89,000)

Retired 77,400 shares of redeemed stock                       (89,000)          89,000                    -                    -

Issuance of 164,753 shares of common stock
     upon exercise of employee stock options                  193,451                -                    -              193,451

Income tax benefit disqualifying disposition
  of employee stock options                                    86,972                -                    -               86,972

Net income                                                          -                -              883,300              883,300
                                                     -----------------    -------------    -----------------    -----------------

Balances at June 30, 2004                            $      2,670,404                -            6,005,692            8,676,096
                                                     =================    =============    =================    =================


                See accompanying notes to financial statements.

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

       (e)    Goodwill and Long-Lived Assets

              Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, as of July 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Management is primarily responsible for the SFAS No. 142 valuation determination. In compliance with SFAS No. 142, management utilizes standard principles of financial analysis and valuation including: transaction value, market value, and income value methods to arrive at a reasonable estimate of the fair value of the Company in comparison to its book value. The Company has determined it has one reporting unit. As of July 1, 2002, the fair value of the Company exceeded the book value of the Company. Therefore, there was not an indication of impairment upon adoption of SFAS No. 142. Management performed its annual impairment assessment during the Company's fourth quarter of fiscal year 2004 and 2003 and has determined there is not an indication of impairment. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

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

              A reconciliation between the basic and diluted weighted average number of common shares for 2004 and 2003 is summarized as follows:

                                                                               2004                  2003
                                                                          ----------------    ----------------
             Basic weighted average number of common shares outstanding          8,871,214           8,869,335
             during the period

             Weighted average number of dilutive common stock options
             outstanding during the period                                         342,005                  -
                                                                          ----------------    ----------------
             Diluted weighted average number of common and common
             equivalent shares outstanding during the period                     9,213,219           8,869,335
                                                                          ================    ================

              Outstanding options not included in the computation of diluted net income per share total 172,332 and 983,645 as of June 30, 2004 and 2003, respectively, because to do so would have been antidilutive.

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

       (k)    Stock-Based Compensation

              The Company employs the footnote disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 123 encourages entities to adopt a fair-value-based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS No. 123. Accordingly, no compensation expense has been recognized for the stock option plan. (See note 11). Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

                                                                                         Year ended          Year ended
                                                                                          June 30,            June 30,
                                                                                            2004                2003
                                                                                      -----------------    ---------------
            Net income as reported                                                    $    883,300               24,799
            Less: pro forma adjustment for stock based
                compensation, net of income tax                                            (114,656)            (36,469)
                                                                                      -----------------    ---------------
                           Pro forma net (loss) income                                $    768,644              (11,670)
                                                                                      =================    ===============
            Basic net (loss) income per share:
                     As reported                                                               0.10                0.00
                     Effect of pro forma adjustment                                           (0.01)               0.00
                                                                                      -----------------    ---------------
                     Pro forma                                                                 0.09                0.00

            Diluted net (loss) income per share:
                     As reported                                                               0.10                0.00
                     Effect of pro forma adjustment                                           (0.02)               0.00
                                                                                       -----------------    ---------------
                     Pro forma                                                                 0.08                0.00
                                                                                      =================    ===============

              The Company has no employee stock-based compensation expense since stock options have exercise prices at least equal to the market price of the Company's stock on the grant date.

              The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                              June 30
                                                   -----------------------------
                                                        2004            2003
                                                   -----------------------------
             Expected dividend yield                     0%              0%
             Expected stock price volatility            82-89%          88-91%
             Risk-free interest rate                3.31 - 4.34%    2.89 - 4.42%
             Expected life of options                5 & 7 years     5 & 7 years


              The weighted average fair value of options granted during 2004 and 2003 was $1.40 and $0.60, respectively.

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

              The Company groups their sales into physical medicine products and aesthetic products. Physical medicine products consisted of 93% of net sales for both years ended June 30, 2004 and 2003. Aesthetics products consisted of 7% of net sales for both years ended June 30, 2004 and 2003.

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

       (p)    Advertising Cost

              Advertising costs are expensed as incurred except for catalogs. Catalogs are recorded as prepaid supplies until they are no longer owned or expected to be used, at which time they are recorded as advertising expense. Advertising expense for the years ended June 30, 2004 and 2003 was approximately $189,000 and $172,000, respectively. No prepaid supplies consisted of catalogs as of June 30, 2004 and 2003.

 (2)     Inventories

         Inventories consist of the following:

                                                 2004                  2003
                                       ------------------    -----------------
             Raw materials            $        2,906,721            2,487,435
             Finished goods                    2,115,469            2,446,990
             Inventory reserve                 (334,393)            (289,936)
                                       ------------------    -----------------
                                      $        4,687,797            4,644,489
                                       ==================    =================

(3)      Property and Equipment

         Property and equipment consist of the following:

                                                                      2004             2003
                                                                 ----------------  ---------------
             Land                                               $        354,743          354,743
             Buildings                                                 2,899,729        2,897,447
             Machinery and equipment                                   1,753,220        1,728,106
             Office equipment                                            801,297          415,349
             Vehicles                                                     80,680           65,487
                                                                 ----------------  ---------------
                                                                       5,889,669        5,461,132
             Less accumulated depreciation and amortization            2,579,586        2,258,579
                                                                 ----------------  ---------------
                                                                $      3,310,083        3,202,553
                                                                 ================  ===============

(4)      Product Warranty Reserve

         A reconciliation of the changes in the product warranty reserve, which is include in accrued expenses, consists of the following:

                                                                           2004                2003
                                                                     -----------------  -----------------
             Beginning product warranty reserve balance             $     160,000            136,000
             Warranty repairs                                            (140,573)          (175,718)
             Warranties issued                                            296,457            243,317
             Changes in estimated warranty costs                         (131,884)           (43,599)
                                                                     -----------------  -----------------

                        Ending product warranty reserve balance     $     184,000            160,000
                                                                     =================  =================


(5)      Line of Credit

         The Company has a revolving line of credit facility with a commercial bank in the amount of $4.5 million. Borrowing limitations are based on 30% of eligible inventory and up to 80% of eligible accounts receivable. At June 30, 2004 and 2003, the outstanding balance was $1.60 million and $1.38 million, respectively. The line of credit is collateralized by inventory and accounts receivable and bears interest at the bank's "prime rate," (4.25% and 4% at June 30, 2004 and 2003, respectively). This line is subject to annual renewal and matures on December 1, 2004. Accrued interest is payable monthly.

(6)      Long-Term Debt

         Long-term debt consists of the following:

                                                                                   2004             2003
                                                                                --------------  ---------------
           5.25% promissory note secured by building, payable in
              monthly installments of $5,641 through May 2017                  $      628,653  $       663,397
           6.21% promissory note secured by a trust deed on real
              property, maturing November 2013, payable in decreasing
              installments beginning at $7,545 monthly ($7,060 during
              2003 and 2002)                                                          599,099          645,072
           5.84% promissory note secured by a trust deed on real
              property, payable in monthly installments of $8,669
              through November 2008                                                   403,150                -
           8.87% promissory note secured by fixed assets, payable in
              monthly installments of $3,901 through May 2007                         123,053          159,741
           Other notes payable                                                          6,896           15,819
           7.11% promissory note with an interest rate reset in
              November 2003 secured by a trust deed on real property,
              payable in monthly installments of $8,708                                     -          468,643
                                                                                --------------  ---------------
                        Total long-term debt                                        1,760,851        1,952,672
      Less current installments                                                       207,019          198,606
                                                                                --------------  ----------------
                        Long-term debt, excluding current installments         $    1,553,832  $     1,754,066
                                                                                ==============  ================


         The aggregate maturities of long-term debt for each of the years subsequent to 2004 are as follow: 2005, $207,019; 2006, $221,069; 2007,
         $229,370; 2008, $198,632; 2009, $147,670; and thereafter $757,091.

(7)      Leases

         The Company leases vehicles under noncancelable operating lease agreements. Rent expense for the years ended June 30, 2004 and 2003 was $24,379 and $29,203, respectively. Future minimum rental payments required under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of 2004 are as follows:
         2005, $22,497; 2006, $20,440; 2007, $14,269 and 2008, $8,118.

(8)      Goodwill and Other Intangible Assets

         Goodwill. The cost of acquired companies in excess of the fair value of the net assets and purchased intangible assets at acquisition date is recorded as goodwill. As of June 30, 2002, the Company had goodwill, net of $789,422 arising from the acquisition of Superior Orthopaedic Supplies, Inc. on May 1, 1996 and the exchange of Dynatronics Laser Corporation common stock for a minority interest in Dynatronics Marketing Corporation on June 30, 1983.

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

                                                 As of                As of
                                             June 30, 2004        June 30, 2003
                                           -------------------  ----------------
       Gross carrying amount              $      73,240               73,240
       Accumulated amortization                  28,076               20,752
                                           -------------------  ----------------
                  Net carrying amount     $      45,164               52,488
                                           ===================  ================


         Amortization expense associated with the license agreement was $7,325 for 2004 and 2003. Estimated amortization expense for the existing license agreement is expected to be $7,325 for each of the fiscal years ending June 30, 2005 through June 30, 2010.

(9)      Income Taxes

         Income tax expense for the years ended June 30 consists of:

                                   Current         Deferred         Total
                                --------------- ---------------- --------------
      2004:
           U.S. federal        $       427,816          (14,298)       413,518
           State and local              82,840           (2,214)        80,626
                                --------------- ---------------- --------------
                               $       510,656          (16,512)       494,144
                                =============== ================ ==============
      2003:
           U.S. federal        $            --            8,016          8,016
           State and local               7,451            1,241          8,692
                                --------------- ---------------- --------------
                               $         7,451            9,257         16,708
                                =============== ================ ==============

         Actual income tax expense differs from the "expected" tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to income before income taxes) as follows:

                                                         2004           2003
                                                  --------------  -------------
      Expected tax expense                       $      468,000         14,112
      State taxes, net of federal tax benefit            53,778          5,737
      Meals and entertainment                             2,000          1,558
      Officers' life insurance                           (4,716)        (3,249)
      Extraterritorial income exclusion                  (5,000)        (2,237)
      Other, net                                        (19,918)           787
                                                  --------------  -------------
                                                 $      494,144         16,708
                                                  ==============  =============

         Deferred income tax assets and liabilities related to the tax effects of temporary differences are as follows:

                                                                              2004                 2003
                                                                         -----------------   ------------------
       Net deferred tax asset - current:
            Charitable contribution                                     $              --               10,614
            Inventory capitalization for income tax purposes                       58,000               64,385
            Inventory reserve                                                     125,000              107,778
            Vacation reserve                                                        4,000                3,730
            Warranty reserve                                                       69,000               59,680
            Accrued product liability                                              11,000               12,227
            Allowance for doubtful accounts                                        68,000               54,133
                                                                         -----------------   ------------------
                            Total deferred tax asset - current          $         335,000              312,547
                                                                         =================   ==================
       Net deferred tax asset (liability) - noncurrent:
            Deferred compensation                                       $         123,000              114,009
            Property and equipment, principally due to differences in
            depreciation                                                         (277,000)            (240,987)
            Noncompete and goodwill                                                 4,000              (17,081)
                                                                         -----------------   ------------------
       Total deferred tax liability - noncurrent                        $        (150,000)            (144,059)
                                                                         =================   ==================

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

(10)     Major Customers and Sales by Geographic Location

         During the fiscal years ended June 30, 2004 and 2003, sales to any single customer did not exceed 10% of total net sales. During the fiscal year ended June 30, 2004 and 2003, sales in the United States and other countries were 97 percent and 3 percent, respectively, for both years.

(11)     Common Stock

         On July 15, 2003, the Company approved an open-market share repurchase program for up to $500,000 of the Company's common stock. During the year ended June 30, 2004, the company acquired and retired $89,000 of common stock.

         The Company granted options to acquire common stock under its 1992 qualified stock option plan. The options are to be granted at not less than 100% of the market price of the stock at the date of grant. Option terms are determined by the board of directors, and exercise dates may range from six months to five years from the date of grant.

         A summary of activity follows:

                                                               2004                                    2003
                                                ------------------------------------    ------------------------------------
                                                                       Weighted                                Weighted
                                                   Number              average             Number              average
                                                  of shares         exercise price        of shares         exercise price
                                                --------------     -----------------    --------------     -----------------
       Options outstanding at
            beginning of year                         903,645  $         1.09                 836,578  $         1.19
       Options granted                                118,712            1.81                 324,651            0.77
       Options exercised                              164,753            1.17                      --             --
       Options canceled or expired                   (133,720)           1.33                (257,584)           1.00
                                                --------------                          --------------
       Options outstanding at end
            of year                                   723,884            1.15                 903,645            1.09
                                                ==============                          ==============
       Options exercisable at end
            of year                                   550,953            1.06                 466,506            1.25
                                                ==============                          ==============
       Range of exercise prices at
            end of year                                        $     0.66 - 3.00                       $     0.66 - 2.70

         At June 30, 2004, 974,824 shares of common stock were authorized and reserved for issuance, but were not granted under the terms of the stock option plan.

         The Company has 80,000 options outstanding that were not issued under the Company's stock option plan. The exercise price of the options ranges from $1.08 to $4.00. The options expire during fiscal 2007 through fiscal 2010.

(12)     Employee Benefit Plan

         During 1991, the Company established a deferred savings plan which qualifies under Internal Revenue Code Section 401(k). The plan covers all employees of the Company who have at least six months of service and who are age 20 or older. For 2004 and 2003, the Company made matching contributions of 25% of the first $2,000 of each employee's contribution. The Company's contributions to the plan for 2004 and 2003 were $26,530 and $19,451, respectively. Company matching contributions for future years are at the discretion of the board of directors.

(13)     Salary Continuation Agreements

         As of June 30, 2004 the Company had salary continuation agreements with two key employees. The agreements provide a preretirement salary continuation income to the employee's designated beneficiary in the event that the employee dies before reaching age 65. This death benefit amount is the lesser of $75,000 per year or 50% of the employee's salary at the time of death, and continues until the employee would have reached age 65. The agreements also provide the employee with a 15-year supplemental retirement benefit if the employee remains in the employment of the Company until age 65. Estimated amounts to be paid under the agreements are being accrued over the period of the employees' active employment. As of 2004 and 2003, the Company has accrued $331,022 and $305,654, respectively, of deferred compensation under the terms of the agreements.

(14)     Recent Accounting Pronouncements

         In  November  2002,  the FASB  issued  Interpretation  No.  ("FIN") 45,
         Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the guarantee. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 31, 2002. Because the Company currently is not a guarantor on any indebtedness, the adoption of FIN 45 did not have any effect on the Company's financial position or results of operations.

         In December 2003, the FASB issued Interpretation No. 46 ("FIN 46R") (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN 46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity ("VIE"). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003 to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 had no effect on the Company's financial position, results of operations or cash flows

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The purpose of SFAS 149 is to amend and clarify financial accounting and reporting for derivative and hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. Since the Company does not currently participate in derivative and hedging activities, the adoption of SFAS 149 did not have any effect on the Company's financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments With Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The statement was effective on July 1, 2003 for financial instruments entered into or modified after May 31, 2003, and otherwise effective for existing financial instruments entered into before May 31, 2003. Since the Company does not have any financial instruments within the scope of this statement, the adoption of SFAS No. 150 did not have any effect on the Company's financial position or results of operations.

Item 8. Changes  in  and  Disagreements   with  Accountants  on  Accounting  and
        ------------------------------------------------------------------------
        Financial Disclosure
        --------------------

         None.

Item 8A.  Controls and Procedures
          -----------------------

         Based on their evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. There have been no significant changes in internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

Item 9. Directors  and  Executive Officers; Compliance With Section 16(a) of the
        ------------------------------------------------------------------------
        Exchange Act
        ------------

         The Company hereby incorporates by reference into and makes a part of this report the information and disclosure set forth under the headings "Executive Officers and Directors," "Compliance with Section 16(a) of the Securities Exchange Act of 1934," "Committees and Meetings of the Board of Directors," "Audit Committee Financial Expert" and "Code of Ethics" contained in the Company's definitive proxy statement for its 2004 Annual Meeting of Shareholders, to be sent to shareholders of the Company subsequent to the filing of this report on Form 10-KSB.

Item 10.  Executive Compensation.
          -----------------------

         The Company hereby incorporates by reference into and makes a part of this report the information and disclosure set forth under the heading "Executive Compensation and other Matters" and "Remuneration of Directors" contained in the Company's definitive proxy statement for its 2004 Annual Meeting of Shareholders, to be sent to shareholders of the Company subsequent to the filing of this report on Form 10-KSB.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

         The Company hereby incorporates by reference into and makes a part of this report the information and disclosure set forth under the heading "Voting Securities and Principle Shareholders" and "Equity Compensation Plan Information" contained in the Company's definitive proxy statement for its 2004 Annual Meeting of Shareholders, to be sent to shareholders of the Company subsequent to the filing of this report on Form 10-KSB.

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

         During the two years ended June 30, 2004, the Company was not a party to any transaction in which any director, executive officer or shareholder holding more than 5% of the Company's issued and outstanding common stock had a direct or indirect material interest.

Item 13. Exhibits and Reports on Form 8-K
         --------------------------------

       (a) Exhibits and documents required by Item 601 of Regulation S-B:

       1. Financial Statements (included in Part II, Item 7):

              Report of Independent Registered Public Accounting Firms....F-1

              Balance Sheets at June 30, 2004 and 2003....................F-2

              Statements of Income for years ended
              June 30, 2004 and 2003......................................F-3

              Statements of Stockholders'
              Equity for years ended June 30, 2004
              and 2003....................................................F-4

              Statements of Cash Flows for
              years ended June 30, 2004 and 2003 .........................F-5

              Notes to Financial Statements...............................F-6

       Exhibits:
       ---------

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

                 10.2 Employment contract with Kelvyn H. Cullimore, Jr. (previously filed)

                 10.2 Employment contract with Larry K. Beardall (previously filed)

                 10.3    Loan Agreement with Zion Bank (previously filed)

                 10.4 Settlement Agreement dated March 29, 2000 with Kelvyn Cullimore, Sr. (previously filed)

                 23.1    Consent of Tanner & Co.

                 23.2    Consent of KPMG LLP

                 31 Certification under Rule 13a-14(a)/15d-14(a)of Principal Executive Officer and Principal Financial Officer

                 32 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SECTION 1350)


         (b) Reports on Form 8-K. On June 14, 2004, we filed a Current Report on Form 8-K to report that we had received FDA marketing clearance for our Solaris D890 low-power laser probe for the treatment of muscle and joint pain as well as pain and stiffness associated with arthritis.

Item 14.    Principal Accountants Fees and Services
            ---------------------------------------

         The Company hereby incorporates by reference into and makes a part of this report the information and disclosure set forth under the heading "Auditor Fees" contained in the Company's definitive proxy statement for its 2004 Annual Meeting of Shareholders, to be sent to shareholders of the Company subsequent to the filing of this report on Form 10-KSB.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DYNATRONICS CORPORATION


                                      By    /s/ Kelvyn H. Cullimore, Jr.
                                         ------------------------------------
                                           Kelvyn H. Cullimore, Jr.
                                           Chief Executive Officer and President

Date:  September 21, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



  /s/ Kelvyn H. Cullimore         Chairman of the Board       September 21, 2004
------------------------------
Kelvyn H. Cullimore


  /s/ Kelvyn H. Cullimore, Jr.    Director, President, CEO    September 21, 2004
------------------------------    (Principal Executive &
Kelvyn H. Cullimore, Jr.          Financial Officer)


  /s/ Terry M. Atkinson, CPA      Principal Accounting        September 21, 2004
------------------------------    Officer
Terry M. Atkinson, CPA


  /s/ Larry K. Beardall           Director, Executive         September 21, 2004
------------------------------    Vice President
Larry K. Beardall


  /s/ E. Keith Hansen, MD         Director                    September 21, 2004
------------------------------
E. Keith Hansen, M.D.


  /s/ Howard L. Edwards           Director                    September 21, 2004
------------------------------
Howard L. Edwards


  /s/ Val J. Christensen          Director                    September 21, 2004
------------------------------
Val J. Christensen


  /s/ Joseph H. Barton            Director                    September 21, 2004
------------------------------
Joseph H. Barton