Form 10QSB
period 2004-09-30
DYNATRONICS CORP
filed 2004-11-15
CIK 720875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004.

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

The number of shares outstanding of the issuer's common stock, no par value, as of November 11, 2004 is 8,958,938.

Transitional Small Business Disclosure Format (Check one): Yes     No  X
                                                              ----       ------

                             DYNATRONICS CORPORATION
                                   FORM 10-QSB
                               SEPTEMBER 30, 2004
                                TABLE OF CONTENTS



                                                                     Page Number
                                                                     -----------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements..................................................1

Unaudited Balance Sheets
September 30, 2004 and June 30, 2004..........................................1

Unaudited Statements of Income
Three Months Ended September 30, 2004 and 2003................................2

Unaudited Statements of Cash Flows
Three Months Ended September 30, 2004 and 2003................................3

Notes to Unaudited Financial Statements.......................................4

Item 2. Management's Discussion and Analysis or Plan of Operation.............8

Item 3. Controls and Procedures..............................................14

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ........15

Item 6.  Exhibits............................................................15

                          PART I. FINANCIAL INFORMATION

                             DYNATRONICS CORPORATION
                                 Balance Sheets

                                                                            September 30, 2004     June 30, 2004
            Assets                                                             (Unaudited)           (Audited)
                                                                            ------------------    ---------------
Current assets:
   Cash                                                                     $          455,657            573,027
   Trade accounts receivable, less allowance for doubtful accounts
          of $205,163 September 30, 2004 and $182,941 at June 30, 2004               3,858,095          3,737,420
   Other receivables                                                                    13,019             76,213
   Inventories, net                                                                  4,522,673          4,687,797
   Prepaid expenses                                                                    314,548            452,754
   Deferred tax asset-current                                                          335,000            335,000
                                                                            ------------------    ---------------
          Total current assets                                                       9,498,992          9,862,211

Property and equipment, net                                                          3,332,664          3,310,083
Goodwill, net of accumulated amortization of $649,792 at
       September 30, 2004 and at June 30, 2004                                         789,422            789,422
Other assets                                                                           560,235            310,863
                                                                            ------------------    ---------------
                                                                            $       14,181,313         14,272,579
                                                                            ==================    ===============


            Liabilities and Stockholders' Equity

Current liabilities:
   Current installments of long-term debt                                   $          207,019            207,019
   Line of credit                                                                    1,251,888          1,604,535
   Accounts payable                                                                    775,521            681,335
   Accrued expenses                                                                    634,746            444,474
   Accrued payroll and benefit expenses                                                395,961            423,972
   Income tax payable                                                                   98,718            200,294
                                                                            ------------------    ---------------
          Total current liabilities                                                  3,363,853          3,561,629

Long-term debt, excluding current installments                                       1,500,987          1,553,832
Deferred compensation                                                                  338,396            331,022
Deferred tax liability - noncurrent                                                    150,000            150,000
                                                                            ------------------    ---------------
          Total  liabilities                                                         5,353,236          5,596,483
                                                                            ------------------    ---------------

Stockholders' equity:
   Common stock, no par value.  Authorized 50,000,000 shares;
       issued 8,958,938 shares at September 30, 2004 and
      8,956,688 shares at June 30, 2004                                              2,673,037          2,670,404
   Retained earnings                                                                 6,155,040          6,005,692
                                                                            ------------------    ---------------
          Total stockholders' equity                                                 8,828,077          8,676,096
                                                                            ------------------    ---------------
                                                                            $       14,181,313         14,272,579
                                                                            ==================    ===============


See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION
                         Condensed Statements Of Income
                                   (Unaudited)

                                                                Three Months Ended
                                                                   September 30
                                                            2004                 2003
                                                      -------------------   ------------------
Net sales                                             $        4,918,884             5,033,415
Cost of sales                                                  2,907,405             3,105,685
                                                      -------------------   ------------------
     Gross profit                                              2,011,479             1,927,730

Selling, general, and administrative expenses                  1,487,314             1,341,435
Research and development expenses                                253,792               287,971
                                                      -------------------   ------------------
     Operating income                                            270,373               298,324
                                                      -------------------   ------------------

Other income (expense):
   Interest income                                                   976                 4,316
   Interest expense                                              (35,789)              (43,350)
   Other income, net                                               7,283                 1,805
                                                      -------------------   ------------------
     Total other income (expense)                                (27,530)              (37,229)
                                                      -------------------   ------------------

     Income before income taxes                                  242,843               261,095

Income tax expense                                                93,495               100,522
                                                      -------------------   ------------------

     Net income                                                  149,348               160,573
                                                      ===================   ==================

     Basic and diluted net income per common share                  0.02                  0.02
                                                      ===================   ==================

Weighted average basic and diluted common shares outstanding (note 2)

     Basic                                                     8,957,876             8,856,911

     Diluted                                                   9,181,387             8,920,653





See accompanying notes to condensed financial statements.

                             DYNATRONICS CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)

                                                                               Three Months Ended
                                                                                  September 30
                                                                            2004                2003
                                                                      -----------------    ----------------
Cash flows from operating activities:
    Net income                                                        $         149,348             160,573
    Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
        Depreciation and amortization of property and equipment                  86,026              77,891
        Other amortization                                                        1,831               1,831
        Provision for doubtful accounts                                          24,000              24,000
        Provision for inventory obsolescence                                     69,000              69,000
        Provision for warranty reserve                                           35,472              32,417
        Provision for deferred compensation                                       7,374               6,342
        Change in operating assets and liabilities:
            Receivables                                                         (81,481)         (1,175,541)
            Inventories                                                          96,124             201,693
            Prepaid expenses and other assets                                  (112,997)           (152,541)
            Accounts payable and accrued expenses                               220,975             278,610
            Prepaid income taxes                                               (101,576)            100,522
                                                                      -----------------    ----------------

                Net cash provided by (used in) operating
                activities                                                      394,096            (375,203)
                                                                      -----------------    ----------------

Cash flows from investing activities:
    Capital expenditures                                                       (108,607)             (5,511)
                                                                      -----------------    ----------------

Cash flows from financing activities:
    Principal payments on long-term debt                                        (52,845)            (48,639)
    Net change in line of credit                                               (352,647)            291,729
    Proceeds from issuance of common stock                                        2,633                   -
    Redemption of common stock                                                        -             (87,468)
                                                                      -----------------    ----------------

                Net cash provided by (used in) financing
                activities                                                     (402,859)            155,622
                                                                      -----------------    ----------------

                Net change in cash and cash equivalents                        (117,370)           (225,092)

Cash at beginning of period                                                     573,027             404,276
                                                                      -----------------    ----------------

Cash at end of period                                                 $         455,657             179,184
                                                                      =================    ================

Supplemental disclosures of cash flow information:
      Cash paid for interest                                          $          36,879              42,715
      Cash paid for income taxes                                      $         195,070                   -


See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)


NOTE 1.  PRESENTATION

The financial statements as of September 30, 2004 (unaudited) and June 30, 2004 (audited) and for the three months ended September 30, 2004 and 2003 were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements for the two years ended June 30, 2004 and 2003. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10-KSB filing.

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

In calculating net income per common share, the net income was the same for both the basic and diluted calculation. A reconciliation between the basic and diluted weighted-average number of common shares for the three months ended September 30, 2004 and 2003 is summarized as follows:

                                                       (Unaudited)
                                                   Three Months Ended
                                                      September 30,
                                                  2004              2003
                                              -----------       -------------
Basic weighted average number
  of common shares outstanding
  during the period                            8,957,876        8,856,911

Weighted average number of dilutive
  common stock options outstanding
  during the period                              223,511           63,742
                                              ----------      -----------
Diluted weighted average number
  of common and common equivalent
  shares outstanding during the period         9,181,387        8,920,653
                                              ==========      ===========

NOTE 3. EMPLOYEE STOCK COMPENSATION

The Company employs the footnote disclosure provisions of Statement of Financial Accounting Standard (" SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS Statement No. 123. SFAS No. 123 encourages entities to adopt a fair-value-based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to apply the provisions of APB 25; accordingly, no compensation expense has been recognized for the stock option plan. Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

                                                Three months        Three months
                                                   ended              ended
                                                September 30,      September 30,
                                                   2004                2003

Net income as reported                         $     149,348         160,573
Less: pro forma adjustment for stock based
     Compensation, net of income tax                  (8,752)        (29,124)
                                                -------------    ------------

Pro forma net income                           $     140,596         131,449

Basic net income per share:
As reported                                             0.02            0.02
Effect of pro forma adjustment                            -            (0.01)
                                                -------------    ------------
Pro forma                                               0.02            0.01

Diluted net income per share:
As reported                                             0.02            0.02
Effect of pro forma adjustment                             -           (0.01)
                                                -------------    ------------
Pro forma                                               0.02            0.01

The per share weighted-average fair value of stock options granted for the three months ended September 30, 2004 and 2003 was $1.30 and $.81 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                     Three months ended       Three months ended
                                     September 30, 2004       September 30, 2003
                                  ---------------------------------------------

Expected dividend yield                      0%                       0%
Risk-free interest rate                  3.66-3.68%               3.40-3.72%
Expected volatility                         87-88%                  82-83%
Expected life                            5 & 7 years              5 & 7 years

NOTE 4.  COMPREHENSIVE INCOME

For the periods ended September 30, 2004 and 2003, comprehensive income was equal to the net income as presented in the accompanying condensed statements of income.

NOTE 5.  INVENTORIES

Inventories consisted of the following:

                                             September 30, 2004   June 30, 2004

Raw Material                                   $   2,669,422          2,906,721
Finished Goods                                     2,272,640          2,115,469
Inventory Reserve                                   (419,389)          (334,393)
                                               -------------     --------------
                                               $   4,522,673          4,687,797
                                               =============     ==============

NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment were as follows:

                                          September 30, 2004      June 30, 2004
                                          ------------------   -----------------

Land                                      $        354,744              354,743
Buildings                                        2,908,288            2,899,729
Machinery and equipment                          1,756,815            1,753,220
Office equipment                                   897,749              801,297
Vehicles                                            80,680               80,680
                                          ----------------     -----------------
                                                 5,998,276            5,889,669
Less accumulated depreciation
   and amortization                              2,665,612            2,579,586
                                          ----------------     -----------------

                                          $      3,332,664            3,310,083
                                          ================     =================

NOTE 7.  GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, as of July 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Management is primarily responsible for the SFAS No. 142 valuation determination. In compliance with SFAS No. 142, management utilizes standard principles of financial analysis and valuation including: transaction value, market value, and income value methods to arrive at a reasonable estimate of the fair value of the Company in comparison to its book value. The Company has determined it has one reporting unit. As of July 1, 2002, the fair value of the Company exceeded the book value of the Company. Therefore, there was not an indication of impairment upon adoption of SFAS No. 142.
Management performed its annual impairment assessment during the Company's fourth quarter ending June 30, 2004 and determined there was not an indication of impairment. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Goodwill. As of September 30, 2004, the Company had goodwill, net, of $789,422 from the acquisition of Superior Orthopaedic Supplies, Inc on May 1, 1996 and the exchange of Dynatronics Laser Corporation common stock for a minority interest in Dynatronics Marketing Corporation on June 30, 1983. Through June 30, 2002, goodwill from these transactions was amortized over a period of 15 and 30 years, respectively, on a straight-line basis.

License Agreement. Identifiable intangible assets consist of a license agreement entered into on August 16, 2000 for a certain concept and process relating to a patent. The license agreement is being amortized over ten years on a straight-line basis. The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of the license agreement:

                                             As of                    As of
                                      September 30, 2004          June 30, 2004
                                     -------------------      ------------------
Gross carrying amount                $           73,240       $          73,240

Accumulated amortization                         29,907                  28,076
                                     -------------------      ------------------
Net carrying amount                  $           43,333       $          45,164
                                     ===================      ==================

Amortization expense associated with the license agreement was $1,831 for both the three months ended September 30, 2004 and 2003. Estimated amortization expense for the existing license agreement is expected to be $7,324 for each of the fiscal years ending June 30, 2005 through June 30, 2010. The license agreement is included in other assets.

NOTE 8.  PRODUCT WARRANTY RESERVE

The Company adopted the provisions of FASB Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, for the quarter ended September 30, 2003. The Company accrues the estimated costs to be incurred in connection with its product warranty programs as products are sold based on historical warranty rates. The product warranty reserve is included in accrued expenses at September 30, 2004 and June 30, 2004. A reconciliation of the changes in the warranty liability is as follows:

                                                 Three months ended    Three months ended
                                                 September 30, 2004    September 30, 2003
                                                 ------------------    ------------------
Beginning product warranty reserve balance       $          184,000    $          160,000
Warranty repairs                                            (29,472)              (26,417)
Warranties issued                                            51,153                52,344
Changes in estimated warranty costs                         (15,681)              (19,927)
                                                 ------------------    ------------------

Ending product warranty liability balance        $          190,000   $           166,000
                                                 ==================    ==================

NOTE 9. COMMON STOCK.

The Company received proceeds of $2,633 during the three months ended September 30, 2004 for 2,250 shares of common stock that were issued upon the exercise of options by employees. During the three months ended September 30, 2003 the Company acquired and retired 76,200 shares of common at a cost of $87,468 under the Company's open-market share repurchase program that was approved July 15, 2003.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements (unaudited) and Notes thereto appearing elsewhere in this report on Form 10-QSB.

Results of Operations
---------------------

The Company's fiscal year ends on June 30th. This report covers the first quarter ended September 30, 2004, for the Company's fiscal year ending June 30, 2005.

Net Sales

During the quarter ended September 30, 2004, net sales were $4,918,884, compared to $5,033,415 during the quarter ended September 30, 2003. The Solaris line of light therapy products was introduced one year ago in the quarter ended September 30, 2003. Typically there is a spike in sales with any new product introduction as we fill the distribution pipeline. That spike is usually followed by a leveling off in subsequent quarters. The performance this quarter shows that the demand for Solaris products has remained consistent one year after their introduction.

Synergie sales during the quarter ended September 30, 2004 were also strong, with product sales more than double the same period last year. The increase is due in part to the addition of an aesthetic light therapy device to the Synergie line of spa and beauty products and increasing international demand.

The success of the Solaris products caused an expected decrease in the demand for 50 Series Plus electrotherapy devices. We also experienced a decline in the sales of treatment tables and electrotherapy accessories during the quarter ended September 30, 2004. Management believes the decline in sales of tables and accessories is transitory and does not represent a trend.

During the quarter ended September 30, 2004, we introduced two new products. The first was the Dynatron 890 laser probe for the therapy and rehabilitation market. Low-power lasers have been popular for decades throughout Europe. Only recently has FDA granted marketing clearance for these devices in the United States. The Dynatron 890 laser probes are designed to be compatible with all Solaris devices. We also introduced the Synergie 470 blue light probe for the aesthetic market. The Synergie 470 light probes are compatible with the Synergie LT units.

The Solaris family of advanced technology combination therapy devices incorporates seven electrotherapy waveforms and/or ultrasound therapy in combination with an optional infrared light therapy probe. Infrared light therapy is commonly used for treating muscle and joint pain as well as arthritis pain and stiffness. Hundreds of independent research studies have proven the efficacy of light therapy in clinics around the world.

In January 2004, the Company introduced the Synergie LT, a light therapy device for the spa and beauty market. The Company plans to develop and introduce additional light therapy probes for both the aesthetic and the medical rehabilitation markets. In addition, we are exploring new applications for light therapy beyond our current markets. For example, excellent results are being reported using light therapy for relief of dental pain and in accelerating wound healing. This type of success provides an opportunity to develop light therapy products specifically for new markets.

Gross Profit

During the quarter ended September 30, 2004, total gross profit was $2,011,479 or 40.9% of net sales compared to $1,927,730 or 38.3% of net sales in the quarter ended September 30, 2003. The increase in gross margin in 2004 reflects a shift in product mix toward sales of high-margin Solaris and Synergie devices, which carry above average margins. This shift resulted in gross margins as a percentage of net sales increasing 2.6 percentage points during the quarter ended September 30, 2004 compared to the prior year period.

Selling, General and Administrative Expense

Selling, general and administrative (SG&A) expenses for the quarter ended September 30, 2004, were $1,487,314 or 30.2% of net sales compared to $1,341,435 or 26.7% of net sales in the quarter ended September 30, 2003. Total SG&A expenses for the quarter ended September 30, 2004 increased by $145,879 or 11% over the prior year period. There were two material components which increased SG&A expenses during the quarter:

         o Approximately $94,000 in increased selling expenses primarily related to heavy advertising and trade show activity
         o Approximately $42,000 in increased health insurance and worker's compensation insurance premiums; the costs of health and dental insurance continue to be one of the fastest growing costs for the Company

Research and Development

The Company places great emphasis on developing innovative products such as the new Solaris Series line of therapy devices in order to fuel future growth. Several new light therapy products as well as other medical and aesthetic products are currently under development. New products allow the Company to maintain its leadership position in the physical medicine market.

Research and development expenses were $253,792 during the quarter ended September 30, 2004 compared to $287,971 for the quarter ended September 30, 2003. R&D expenses represented approximately 5.2% and 5.7% of the net sales of the Company in the 2004 and 2003 periods, respectively. Final costs associated with the introduction of the Solaris line of products accounted for the higher R&D expenses during the comparative quarter last year. R&D costs are expensed as incurred.

Pre-tax profit

Pre-tax profit for the quarter ended September 30, 2004 was $242,843 compared to $261,095 in the quarter ended September 30, 2003. Pre-tax profit as a percent of net sales was 4.9% and 5.2% for the quarters ended September 30, 2004 and 2003, respectively.

Income Tax

Income tax expense for the quarter ended September 30, 2004 was $93,495 compared to $100,522 for the quarter ended September 30, 2003. The effective tax rate was unchanged at 38.5% for both quarters ended September 30, 2004 and 2003.

Net Income

Net income for the quarter ended September 30, 2004 was $149,348 (approximately $.02 per share) compared to $160,573 (approximately $.02 per share) for the quarter ended September 30, 2003. Higher gross profits in the current reporting period were offset by increased selling expenses related to heavy advertising and trade show activity as well as higher health care insurance premiums resulting in the decrease in net income for the quarter ended September 30, 2004.

Liquidity and Capital Resources
-------------------------------

The Company has financed its operations through cash reserves, available borrowings under its line of credit, and from cash provided by operations. The Company had working capital of $6,135,139 at September 30, 2004, inclusive of the current portion of long-term obligations and credit facilities, as compared to working capital of $6,300,582 at June 30, 2004.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, increased $120,675 to $3,858,095 at September 30, 2004 compared to $3,737,420 at June 30,
2004. Management anticipates accounts receivable will likely remain at current levels in future periods due to continuing demand for the Company's new Solaris Series products and other new products anticipated for future release which are expected to contribute to sustaining sales at current levels and above.

Trade accounts receivable represent amounts due from the Company's dealer network and from medical practitioners and clinics. We estimate that the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers. Accounts receivable are generally collected within 30 days of the terms extended.

Inventories

Inventories, net of reserves, at September 30, 2004 decreased $165,124 to $4,522,673 compared to $4,687,797 at June 30, 2004. Management expects that inventories will fluctuate somewhat over the course of this fiscal year, as optimum inventory levels are determined based on ongoing sales demand for the Solaris Series and other new products.

Prepaid Expenses

Prepaid expenses decreased $138,206 to $314,548 at September 30, 2004 compared to $452,754 at June 30, 2004 due to a reduction in packaging supplies and freight prepayments.

Goodwill

Goodwill at June 30, 2004 and June 30, 2003 totaled $789,422. Beginning July 1, 2002, the Company adopted the provisions of SFAS No. 142 Goodwill and other Intangible Assets. In compliance with SFAS 142, management utilized standard principles of financial analysis and valuation including: transaction value, market value and income value methods to arrive at a reasonable estimate of the fair value of the Company in comparison to its book value. The Company has determined it has one reporting unit. As of July 1, 2002 and June 30, 2004, the fair value of the Company exceeded the book value of the Company. Therefore, there was no indication of impairment upon adoption of SFAS No. 142 or at June 30, 2004. Management is primarily responsible for the FAS 142 valuation determination and performs the annual impairment assessment each year during the Company's fourth quarter.

Accounts Payable

Accounts payable increased by $94,186 to $775,521 at September 30, 2004 compared to $681,335 at June 30, 2004. The increase in accounts payable is a result of the timing of our weekly invoice payments to suppliers and the timing of purchases of product components. All accounts payable are within term. We continue to take advantage of available early payment discounts when offered.

Cash

The Company's cash position at September 30, 2004 was $455,657 compared to $573,027 at June 30, 2004. The Company believes that its current cash balances, amounts available under its line of credit and cash provided by operations will be sufficient to cover its operating needs in the ordinary course of business for the next twelve months. If we experience an adverse operating environment or unusual capital expenditure requirements, additional financing may be required. However, no assurance can be given that additional financing, if required, would be available on favorable terms.

Line of Credit

The Company maintains a revolving line of credit with a commercial bank in the amount of $4,500,000. The outstanding balance on our line of credit decreased $352,647 to $1,251,888 at September 30, 2004 compared to $1,604,535 at June 30,
2004. Interest on the line of credit is based on the bank's prime rate, which at September 30, 2004, was 4.75%. The line of credit is collateralized by accounts receivable and inventories. Borrowing limitations are based on 30% of eligible inventory and up to 80% of eligible accounts receivable. At September 30, 2004, the maximum borrowing base was calculated to be $3.7 million. The line of credit is renewable annually on December 1st and includes covenants requiring the Company to maintain certain financial ratios. As of September 30, 2004, the Company was in compliance with all loan covenants.

The current ratio at September 30, 2004 and at June 30, 2004 was 2.8 to 1. Current assets represent 67% of total assets at September 30, 2004.

Debt

Long-term debt excluding current installments totaled $1,500,987 at September 30, 2004 compared to $1,553,832 at June 30, 2004. Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee. The principal balance on the mortgage loans is approximately $1.6 million with monthly principal and interest payments of $21,345.

Stock Repurchase Program

On September 3, 2003, the Company announced a stock repurchase program. The Board of Directors authorized the expenditure of up to $500,000 to purchase the Company's common stock on the open market pursuant to regulatory restrictions governing such repurchases. During fiscal year 2004, the Company purchased $89,000 of stock, leaving over $400,000 of authorized funds for future stock repurchases. The stock repurchase program is conducted pursuant to safe harbor regulations under Rule 10b-18 of the Exchange Act for the repurchase by an issuer of its own shares.

Critical Accounting Policies
----------------------------

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and risks related to these policies on our business operations are discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, see Notes to the Audited Financial Statements contained in the Company's 10-KSB report for the year ended June 30, 2004. In all material respects, management believes that the accounting principles that are utilized conform to accounting principles generally accepted in the United States of America.

The preparation of this quarterly report requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate these estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

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

Any modifications to estimates of inventory valuation reserves are reflected in the cost of goods sold within the statements of income during the period in which such modifications are determined necessary by management. At September 30, 2004 and June 30, 2004, our inventory valuation reserve balance, which established a new cost basis, was $419,389 and $334,393, respectively, and our inventory balance was $4,522,673 and $4,687,797 net of reserves, respectively.

Revenue Recognition

Our products are sold primarily to customers who are independent distributors and equipment dealers. These distributors resell the products to end users including physical therapists, professional trainers, athletic trainers, chiropractors, medical doctors and aestheticians. Sales revenues are recorded when products are shipped FOB shipping point under an agreement with a customer, risk of loss and title have passed to the customer, and collection of any resulting receivable is reasonably assured. Amounts billed for shipping and handling of products are recorded as sales revenue. Costs for shipping and handling of products to customers are recorded as cost of sales.

Allowance for Doubtful Accounts

We must make estimates of the collectibility of accounts receivable. In doing so, we analyze historical bad debt trends, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $3,858,095 and $3,737,420, net of allowance for doubtful accounts of $205,163 and $182,941, at September 30, 2004 and June 30, 2004, respectively.

Business Plan and Outlook
-------------------------

Over the past six years, annual net sales have grown from $12.6 million in fiscal year 1998 to a $20.6 million in 2004. During fiscal year 2005, we will continue to focus our efforts on fueling and sustaining future growth through the development of new products for the rehabilitation and aesthetics markets while, at the same time, strengthening our channels of distribution and improving operating efficiencies.

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

Consistent with that design, in June 2004 the Company received FDA marketing clearance for the Dynatron 890, a low-power laser accessory probe for the Solaris Series products. Laser technology takes the Company back to its origin 25 years ago when the Company first attempted to gain FDA approval for a laser therapy device. However, the Dynatron 890 is 500 times more powerful than the original devices 25 years ago, which enhances efficacy and significantly reduces treatment times for patients. Shipment of the new Dynatron 890 probe began in August, 2004.

The Company's R&D efforts are not limited to developing just high-tech products. A number of other new products, including a new line of metal treatment tables, are currently under development and targeted for introduction in the next 12-18 months.

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

In January 2004, we introduced the Synergie LT device, an infrared light therapy unit designed specifically for aesthetic applications. Interest in light therapy applications among aestheticians has been an important factor in increasing sales of our Synergie products over the past three quarters. The introduction of the Synergie LT device is positioning Dynatronics to compete more fully in the spa and beauty market, both domestically and internationally. We plan to develop and introduce additional light therapy probes for the aesthetic market using different wavelengths of light. For instance, in September 2004, we introduced the Synergie 470 probe, a therapy probe compatible with the Synergie LT base unit that emits light in the blue spectrum.

Based on our defined strategic initiatives, we are focusing our resources in the following areas:

         o Increasing sales of Solaris devices through the introduction of new light therapy accessories and by developing new markets for light therapy applications.

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

         o Improving distribution of aesthetic products domestically and exploring the opportunities to introduce more light therapy devices into the aesthetics market.

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

Item 3.  Controls and Procedures

Based on evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Report, our principal executive and principal financial officer has concluded that our disclosure controls and procedures are effective at the reasonable assurance level. There have been no significant changes in internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On September 3, 2003, the Company announced a stock repurchase program. The Board of Directors authorized the expenditure of up to $500,000 to purchase the Company's common stock on the open market pursuant to regulatory restrictions governing such repurchases. The Company has purchased 77,400 shares for approximately $89,000, leaving over $400,000 of authorized funds for future stock repurchases. No shares were repurchased during the quarter ended September 30, 2004. The stock repurchase program is conducted pursuant to safe harbor regulations under Rule 10b-18 of the Exchange Act for the repurchase by an issuer of its own shares.

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

                   10.2    Employment    contract   with   Larry   K.   Beardall
                           (previously filed)

                   10.3    Loan Agreement with Zion Bank (previously filed)

                   10.4 Settlement Agreement dated March 29, 2000 with Kelvyn Cullimore, Sr. (previously filed)

                   10.5    Amended  Loan  Agreement  with Zions  Bank  (December
                           2003)

                   31      Certification  under  Rule   13a-14(a)/15d-14(a)   of
                           principal executive officer and principal financial officer

                   32 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SECTION 1350)

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            DYNATRONICS CORPORATION
                                            ------------------------
                                            Registrant


Date 11/15/04                               /s/ Kelvyn H. Cullimore, Jr.
     ---------                              ------------------------------------
                                            Kelvyn H. Cullimore, Jr.
                                            President and Chief Executive
                                            Officer and Chief Financial Officer
                                            (Duly Authorized Officer)


Date 11/15/04                               /s/ Terry M. Atkinson, CPA
     --------                               ------------------------------------
                                            Terry M. Atkinson
                                            Controller