Form 10QSB
period 2004-12-31
DYNATRONICS CORP
filed 2005-02-14
CIK 720875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of the issuer's common stock, no par value, as of February 11, 2005 is 8,969,966.

Transitional Small Business Disclosure Format (Check one): Yes __ No  X
                                                                     ------

                             DYNATRONICS CORPORATION
                                   FORM 10-QSB
                                DECEMBER 31, 2004
                                TABLE OF CONTENTS



                                                                     Page Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements...................................................1

Unaudited Balance Sheets
December 31, 2004 and June 30, 2004............................................1

Unaudited Statements of Income
Three and Six Months Ended December 31, 2004 and 2003..........................2

Unaudited Statements of Cash Flows
Six Months Ended December 31, 2004 and 2003....................................3

Notes to Unaudited Financial Statements........................................4

Item 2. Management's Discussion and Analysis or Plan of Operation..............9

Item 3. Controls and Procedures...............................................16

PART II. OTHER INFORMATION

Item 6.  Exhibits.............................................................16

                             DYNATRONICS CORPORATION
                                 Balance Sheets


                                                                    December 31, 2004          June 30, 2004
                                     Assets                            (Unaudited)               (Audited)
                                                                   ---------------------    --------------------

Current assets:
   Cash                                                            $            641,355                 573,027
   Trade accounts receivable, less allowance for doubtful
          accounts of $226,581 December 31, 2004 and
          $182,941 at June 30, 2004                                           3,681,844               3,737,420
  Other receivables                                                              12,907                  76,213
   Inventories                                                                4,547,266               4,687,797
   Prepaid expenses                                                             345,890                 452,754
   Deferred tax asset-current                                                   335,000                 335,000
                                                                   --------------------     -------------------
          Total current assets                                                9,564,262               9,862,211

Property and equipment, net                                                   3,277,679               3,310,083
Goodwill, net of accumulated amortization of $649,792 at
       December 31, 2004 and June 30, 2004                                      789,422                 789,422
Other assets                                                                    412,458                 310,863
                                                                   --------------------     -------------------
                                                                   $         14,043,821              14,272,579
                                                                   =====================    ===================


            Liabilities and Stockholders' Equity

Current liabilities:

   Current installments of long-term debt                          $            207,019                 207,019
   Line of credit                                                             1,218,753               1,604,535
   Accounts payable                                                             468,128                 681,335
   Accrued expenses                                                             626,648                 444,474
   Accrued payroll and benefit expenses                                         387,284                 423,972
   Income tax payable                                                            85,810                 200,294
                                                                   --------------------     -------------------
          Total current liabilities                                           2,993,642               3,561,629

Long-term debt, excluding current installments                                1,449,456               1,553,832
Deferred compensation                                                           345,770                 331,022
Deferred tax liability - noncurrent                                             150,000                 150,000
                                                                   --------------------     -------------------
          Total liabilities                                                   4,938,868               5,596,483
                                                                   --------------------     -------------------

Stockholders' equity:
   Common stock, no par value.  Authorized 50,000,000
     shares; issued 8,960,966 shares at December 31, 2004
       and 8,956,688 shares at June 30, 2004                                  2,704,806               2,670,404
   Retained earnings                                                          6,400,147               6,005,692
                                                                   --------------------     -------------------
          Total stockholders' equity                                          9,104,953               8,676,096

                                                                   --------------------     -------------------
                                                                   $         14,043,821              14,272,579
                                                                   ====================     ===================

See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION
                         Condensed Statements Of Income
                                   (Unaudited)

                                                         Three Months Ended                   Six Months Ended
                                                             December 31                         December 31
                                                      2004               2003              2004              2003
                                                 --------------      --------------    --------------    --------------
Net sales                                        $    5,322,596           5,283,460        10,241,502        10,316,875
Cost of sales                                         3,143,577           3,199,056         6,051,004         6,304,740
                                                 --------------      --------------    --------------    --------------

     Gross profit                                     2,179,019           2,084,404         4,190,498         4,012,135


Selling, general, and administrative expenses         1,468,399           1,358,883         2,955,714         2,700,318
Research and development expenses                       275,364             273,147           529,155           561,118
                                                 --------------      --------------    --------------    --------------

     Operating income                                   435,256             452,374           705,629           750,699
                                                 --------------      --------------    --------------    --------------
Other income (expense):
   Interest income                                          929               3,641             1,905             7,957
   Interest expense                                     (38,612)            (44,648)          (74,402)          (87,999)
   Other income, net                                        975               1,349             8,258             3,154
                                                 --------------      --------------    --------------    --------------
     Total other income (expense)                       (36,708)            (39,658)          (64,239)          (76,888)
                                                 --------------      --------------    --------------    --------------

     Income before income taxes                         398,548             412,716           641,390           673,811

Income tax expense                                      153,441             157,932           246,935           258,454
                                                 --------------      --------------    --------------    --------------

     Net income                                  $      245,107             254,784           394,455           415,357
                                                 ==============      ==============    ==============    ==============

     Basic and diluted net income
         per common share                        $         0.03                0.03              0.04              0.05
                                                 ==============      ==============    ==============    ==============

Weighted average basic and diluted common shares outstanding  (note 2)

     Basic                                            8,959,180           8,805,369         8,958,528         8,831,140

     Diluted                                          9,193,826           9,121,419         9,187,386         9,013,129


See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                        December 31
                                                                                  2004               2003
                                                                           -----------------     ---------------
Cash flows from operating activities:
       Net income                                                          $         394,455             415,357
       Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization of property and equipment                 176,720             157,052
             Other amortization                                                        3,662               3,662
             Provision for doubtful accounts                                          48,000              48,000
             Provision for inventory obsolescence                                    138,000             138,000
             Provision for warranty reserve                                           75,205              75,419
             Provision for deferred compensation                                      14,748              12,684
             Compensation expense on stock options                                     9,900                   -
             Change in operating assets and liabilities:
                  Receivables                                                         70,882          (1,637,443)
                  Inventories                                                          2,531             171,229
                  Prepaid expenses and other assets                                   21,407              25,880
                  Accounts payable and accrued expenses                             (142,926)            493,650
                  Prepaid income taxes                                              (114,484)            177,354
                                                                           -----------------     ---------------

                     Net cash provided by operating activities                       698,100              80,844
                                                                           -----------------     ---------------

Cash flows from investing activities:
       Capital expenditures                                                         (144,316)            (19,918)

Cash flows from financing activities:
       Principal payments on long-term debt                                         (104,376)            (88,298)
       Net change in line of credit                                                 (385,782)              8,431
       Proceeds from issuance of common stock                                          4,702              29,006
       Redemption of common stock                                                          -             (89,000)
                                                                           -----------------     ---------------

                     Net cash used in financing activities                          (485,456)           (139,861)
                                                                           -----------------     ---------------

                     Net change in cash and cash equivalents                          68,328             (78,935)

Cash at beginning of period                                                          573,027             404,276
                                                                           -----------------     ---------------

Cash at end of period                                                      $         641,355             325,341
                                                                           =================     ===============

Supplemental disclosures of cash flow information:
       Cash paid for interest                                              $          74,212              87,434
       Cash paid for income taxes                                                    361,420             181,100
Supplemental disclosure of non-cash investing and financing activities:
       Common stock issued for consulting services                                    29,700                   -
See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)


NOTE 1.  PRESENTATION

The financial statements as of December 31, 2004 (unaudited) and June 30, 2004 (audited) and for the three and six months ended December 31, 2004 and 2003 were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements for the two years ended June 30, 2004 and 2003. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10-KSB filing.

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

In calculating net income per common share, the net income was the same for both the basic and diluted calculation. A reconciliation between the basic and diluted weighted-average number of common shares for the three and six months ended December 31, 2004 and 2003 is summarized as follows:

                                                            (Unaudited)                       (Unaudited)
                                                        Three Months Ended                 Six Months Ended
                                                           December 31,                       December 31,
                                                       2004             2003             2004              2003
                                                   -------------     ------------    -------------     -------------
Basic weighted average number of common shares
outstanding during the period                        8,959,180         8,805,369       8,958,528         8,831,140

Weighted average number of dilutive common stock
options outstanding during the period                  234,646           316,050         228,858           181,989
                                                   -------------     ------------    -------------     -------------

Diluted weighted average number of common and
common equivalent shares outstanding during the
period                                              9,193,826          9,121,419       9,187,386         9,013,129
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

                                                        Three months ended       Three months ended
                                                        December 31, 2004         December 31, 2003

Net income as reported                                  $         245,107                   254,784
Less: pro forma adjustment for stock based

      Compensation, net of income tax                              (9,277)                  (29,493)
                                                        -----------------       -------------------

Pro forma net income                                    $         235,830                   225,291

Basic net income per share:
As reported                                             $            0.03                      0.03

Effect of pro forma adjustment                                          -                         -
                                                        -----------------       -------------------

Pro forma                                                            0.03                      0.03


Diluted net income per share:
As reported                                                          0.03                      0.03
Effect of pro forma adjustment                                          -                         -
                                                        -----------------       -------------------
Pro forma                                               $            0.03                      0.03
                                                        -----------------       -------------------


                                                        Six months ended         Six months ended
                                                        December 31, 2004         December 31, 2003

Net income as reported                                  $         394,455                   415,357
Less: pro forma adjustment for stock based

      Compensation, net of income tax                             (18,030)                  (58,617)
                                                        -----------------       -------------------

Pro forma net income                                    $         376,425                   356,740


Basic net income per share:
As reported                                             $            0.04                      0.05

Effect of pro forma adjustment                                          -                     (0.01)
                                                        -----------------       -------------------

Pro forma                                                            0.04                      0.04


Diluted net income per share:
As reported                                                          0.04                      0.05
Effect of pro forma adjustment                                          -                     (0.01)
                                                        -----------------       -------------------
Pro forma                                               $            0.04                      0.04
                                                        -----------------       -------------------


The per share weighted-average fair value of stock options granted for the three months ended December 31, 2004 and 2003 was $1.16 and $1.55 per share, and for the six months ended December 31, 2004 and 2003 was $1.26 and $.98 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                     Three months ended      Three months ended
                                      December 31, 2004       December 31, 2003
                                  ----------------------------------------------

Expected dividend yield                      0%                      0%
Risk-free interest rate                     3.92%                   3.72%
Expected volatility                          88%                     86%
Expected life                              7 years                 7 years


                                      Six months ended        Six months ended
                                      December 31, 2004       December 31, 2003
                                  ----------------------------------------------

Expected dividend yield                      0%                      0%
Risk-free interest rate                  3.31-4.34%              3.40-3.72%
Expected volatility                         87-89%                 82-83%
Expected life                            5 & 7 years             5 & 7 years


NOTE 4.  COMPREHENSIVE INCOME

For the periods ended December 31, 2004 and 2003, comprehensive income was equal to the net income as presented in the accompanying condensed statements of income.


NOTE 5.  INVENTORIES

Inventories consisted of the following:

                                    December 31, 2004          June 30, 2004


Raw Material                        $      2,841,357               2,906,721
Finished Goods                             2,186,860               2,115,469
Inventory Reserve
                                            (480,951)               (334,393)
                                    ----------------------------------------
                                    $      4,547,266               4,687,797
                                    ========================================

NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment were as follows:

                                     December 31, 2004         June 30, 2004
                                    ----------------------------------------
Land                                $        354,744                 354,743
Buildings                                  2,918,837               2,899,729
Machinery and equipment                    1,763,222               1,753,220
Office equipment                             916,502                 801,297
Vehicles                                      80,680                  80,680
                                    ----------------------------------------
                                           6,033,985               5,889,669
Less accumulated depreciation
   and amortization                        2,756,306               2,579,586
                                    ----------------------------------------
                                    $      3,277,679               3,310,083
                                    ========================================

NOTE 7.  GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over fair value of assets of businesses acquired. The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as of July 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Management is primarily responsible for the SFAS No. 142 valuation determination. In compliance with SFAS No. 142, management utilizes standard principles of financial analysis and valuation including: transaction value, market value, and income value methods to arrive at a reasonable estimate of the fair value of the Company in comparison to its book value. The Company has determined it has one reporting unit. As of July 1, 2002, the fair value of the Company exceeded the book value of the Company. Therefore, there was not an indication of impairment upon adoption of SFAS No. 142.
Management performed its annual impairment assessment during the Company's fourth quarter ending June 30, 2004 and determined there was not an indication of impairment. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Goodwill. As of December 31, 2004, the Company had goodwill, net, of $789,422 from the acquisition of Superior Orthopaedic Supplies, Inc. on May 1, 1996 and the exchange of Dynatronics Laser Corporation common stock for a minority interest in Dynatronics Marketing Corporation on June 30, 1983. Through June 30, 2002, goodwill from these transactions was amortized over a period of 15 and 30 years, respectively, on a straight-line basis.

License Agreement. Identifiable intangible assets consist of a license agreement entered into on August 16, 2000 for a certain concept and process relating to a patent. The license agreement is being amortized over ten years on a straight-line basis. The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of the license agreement:

                                          As of                    As of
                                    December 31, 2004          June 30, 2004
                                    ----------------------------------------
Gross carrying amount               $         73,240           $      73,240

Accumulated amortization                      31,738                  28,076
                                    ----------------------------------------
Net carrying amount                 $         41,502           $      45,164
                                    ========================================

Amortization expense associated with the license agreement was $1,831 and $3,662, respectively, for the three and six months ended December 31, 2004 and 2003. Estimated amortization expense for the existing license agreement is expected to be $7,324 for each of the fiscal years ending June 30, 2005 through June 30, 2010. The license agreement is included in other assets.


NOTE 8.  PRODUCT WARRANTY RESERVE

The Company adopted the provisions of FASB Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as of December 31, 2002. The Company accrues the estimated costs to be incurred in connection with its product warranty programs as products are sold based on historical warranty rates. The product warranty reserve is included in accrued expenses at December 31, 2004 and June 30, 2004. A reconciliation of the changes in the warranty liability is as follows:


                                                     Three months ended         Three months ended
                                                      December 31, 2004         December 31, 2003
                                                    ---------------------   -----------------------
Beginning product warranty reserve balance          $             190,000   $              166,000

Warranty repairs                                                  (33,734)                 (37,003)

Warranties issued                                                  55,352                   54,945

Changes in estimated warranty costs                               (15,618)                 (11,942)
                                                    ---------------------   ----------------------

Ending product warranty liability balance           $             196,000   $              172,000
                                                    =====================   ======================


                                                        Six months ended       Six months ended
                                                       December 31, 2004       December 31, 2003
                                                    ---------------------   ----------------------
Beginning product warranty reserve balance          $             184,000   $              160,000

Warranty repairs                                                  (63,206)                 (63,419)

Warranties issued                                                 106,505                  107,289

Changes in estimated warranty costs                               (31,299)                 (31,870)
                                                    ---------------------   ----------------------

Ending product warranty liability balance           $             196,000   $              172,000
                                                    ====================    ======================


NOTE 9. COMMON STOCK.

The Company received proceeds of $4,702 during the six months ended December 31, 2004 for 4,278 shares of common stock that were issued upon the exercise of options by employees. During the six months ended December 31, 2003 the Company received proceeds of $29,006 for 27,144 shares of common stock that were issued upon the exercise of options by employees. The Company also acquired and retired 77,400 shares of common stock at a cost of $89,000 under the Company's open-market share repurchase program that was approved July 15, 2003.

NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard and the effect of the adoption of SFAS 123R will have on our financial position, results of operations, or cash flow.

In November of 2004, the FASB issued SFAS No. 151, Inventory Costs - An Amendment of ARB No. 43, Chapter 4 (SFAS 151). SFAS 151 clarifies treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage, specifying that such costs should be expensed as incurred and not included in overhead. The new statement also requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. The Company does not believe that the impact of this new standard will have a material effect on our financial statements or results of operations.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements (unaudited) and Notes thereto appearing elsewhere in this report on Form 10-QSB.

Results of Operations
---------------------

The Company's fiscal year ends on June 30th. This report covers the second quarter ended December 31, 2004, for the Company's fiscal year ending June 30, 2005.

Net Sales

During the quarter ended December 31, 2004, the Company set a new record for quarterly sales of $5,322,596, surpassing the previous record of $5,283,460 established during the quarter ended December 31, 2003. Sales for the six-month period ended December 31, 2004, were $10,241,502, compared to $10,316,875 for the same period in 2003. The Solaris line of light therapy devices was introduced last year with initial product shipments beginning on September 30, 2003. Typically there is a spike in sales with any new product introduction as we fill the distribution pipeline. That spike is usually followed by a leveling off in subsequent quarters. The continued strong performance this quarter shows that demand for Solaris products has remained consistent one year after their introduction.

Synergie sales during the quarter ended December 31, 2004 were also strong, with product sales more than double the same period last year. The increase is due in part to the addition of an aesthetic light therapy device to the Synergie line of spa and beauty products and to increasing international demand for the entire product line.

The success of the Solaris products caused an expected decrease in the demand for 50 Series Plus combination electrotherapy devices. We also experienced a small decline in the sales of medical supplies and soft goods during the quarter ended December 31, 2004.

The Solaris family of advanced technology combination therapy devices incorporates seven electrotherapy waveforms and/or ultrasound therapy in combination with an optional infrared light therapy or laser therapy probe. Infrared light or laser therapy is commonly used for treating muscle and joint pain as well as arthritis pain and stiffness. Hundreds of independent research studies have proven the efficacy of light and laser therapy in clinics around the world. Recent concerns about the safety of traditional arthritis medications are expected to boost interest in our non-invasive Solaris devices for treating arthritis pain. The Company has embarked on a national campaign to increase awareness among practitioners of the benefits of using light and laser therapy for both osteoarthritis and rheumatoid arthritis patients.

Light therapy is also popular in the spa and beauty market. The Company introduced the Synergie LT device specifically for the aesthetic market and is developing and plans to introduce additional light therapy probes for aesthetic as well as medical applications. In addition, we are exploring new applications for light therapy beyond our current markets. For example, excellent results are being reported using light therapy for relief of dental pain and in accelerating wound healing. This type of success provides an opportunity to develop light therapy products specifically for new markets.

Gross Profit

During the quarter ended December 31, 2004, total gross profit was $2,179,019 or 40.9% of net sales compared to $2,084,404 or 39.5% of net sales in the quarter ended December 31, 2003. For the six months ended December 31, 2004, total gross profit was $4,190,498 or 40.9% of net sales compared to $4,012,135 or 38.9% of net sales in the similar period ended December 31, 2003. The increase in gross margin in the current reporting periods reflects a shift in product mix toward sales of higher margin Solaris and Synergie devices. This shift resulted in gross margins as a percentage of net sales increasing 1.4 and 2.0 percentage points during the quarter and six months ended December 31, 2004, respectively, compared to the prior year periods.

Selling, General and Administrative Expense

Selling, general and administrative (SG&A) expenses for the quarter ended December 31, 2004, were $1,468,399 or 27.6% of net sales compared to $1,358,883 or 25.7% of net sales in the quarter ended December 31, 2003. SG&A expenses for the six months ended December 31, 2004, were $2,955,714 or 28.9% of net sales compared to $2,700,318 or 26.2% of net sales in the period ended December 31, 2003. Total SG&A expenses for the quarter ended December 31, 2004 increased by $109,516 or 8% over the prior year period. Total SG&A expenses for the six months ended December 31, 2004 increased by $255,396 or 9% over the prior year period. There were three primary components which increased SG&A expenses during the quarter and six-month periods:

         o Approximately $49,800 and $155,700 in increased selling expenses primarily for tradeshow activity and advertising related to the Company's Synergie products for the quarter and six months periods, respectively.

         o Approximately $29,800 for the quarter and $52,168 for the six-month period in new software system costs including increased support personnel and depreciation expense for the Company's new, enterprise-wide software system designed to increase operating efficiencies through the integration of the functionality of three previous software systems into one system. These amounts were partially offset by a reduction of depreciation expenses for equipment that was fully depreciated in the prior year.

         o    Approximately   $18,300  and  $60,600  in   increased   healthcare
              insurance and worker's compensation insurance premiums for the quarter and six-month periods, respectively; the costs of health and dental insurance continue to be one of the fastest growing costs for the Company.

Research and Development

The Company places great emphasis on developing innovative products such as the new Solaris Series line of therapy devices in order to fuel future growth. As a result of the heightened interest in light therapy, Dynatronics has increased its engineering staff and budgeted a record amount for research and development in fiscal 2005. Several new light therapy products as well as other medical and aesthetic products are scheduled for introduction beginning in the summer of 2005. Designing innovative new products is a strategic philosophy that allows the Company to maintain a leadership position in the physical medicine market.

Research  and  development  expenses  were  $275,364  during the  quarter  ended
December 31, 2004 compared to $273,147 for the similar period in 2003. R&D expenses represented approximately 5.2% of the net sales of the Company in both the 2004 and 2003 quarterly periods. Research and development expenses were $529,155 during the six months ended December 31, 2004 compared to $561,118 for the similar period in 2003. These R&D expenses represented approximately 5.2% and 5.4% of the net sales of the Company in the 2004 and 2003 periods, respectively. R&D costs are expensed as incurred.

Pre-tax Profit

Pre-tax profit for the quarter ended December 31, 2004 was $398,548 compared to $412,716 during the same period of the prior year. Pre-tax profit for the six months ended December 31, 2004 was $641,390 compared to $673,811 during the same period of the prior year. Increased sales and gross margins of the new Solaris line and Synergie devices were offset by higher selling expenses for Synergie, higher healthcare insurance and increased depreciation expenses resulting in a slight reduction in profits for the quarter and six months ended December 31, 2004 compared to the prior year periods.

Income Tax

Income tax expense for the three months ended December 31, 2004 was $153,441 compared to $157,932 in the three months ended December 31, 2003. The effective tax rates were 38.5% and 38.3% for the quarters ended December 31, 2004 and 2003, respectively. Income tax expense for the six months ended December 31, 2004 was $246,935 compared to $258,454 in the six months ended December 31, 2003. The effective tax rates were 38.5% and 38.4% for the six month periods ended December 31, 2004 and 2003, respectively.

Net Income

Net income for the quarter ended December 31, 2004 was $245,107 (approximately $.03 per share) compared to $254,784 (approximately $.03 per share) for the quarter ended December 31, 2003. Net income for the six months ended December
31, 2004 was $394,455 (approximately $.04 per share) compared to $415,357 (approximately $.05 per share) for the similar period ended December 31, 2003. Higher gross profits in the current reporting period were offset by increased expenses as previously explained which lead to a small decrease in net income for the quarter and six months ended December 31, 2004 when compared to the same period a year ago.

Liquidity and Capital Resources
-------------------------------

The Company has financed its operations through cash reserves, available borrowings under its line of credit, and from cash provided by operations. The Company had working capital of $6,570,620 at December 31, 2004, inclusive of the current portion of long-term obligations and credit facilities, as compared to working capital of $6,300,582 at June 30, 2004.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, decreased $55,576 to $3,681,844 at December 31, 2004 compared to $3,737,420 at June 30,
2004. Management anticipates accounts receivable will likely remain at current levels or increase in future periods due to continuing demand for the Company's new Solaris Series products and other new products anticipated for future release which are expected to increase sales.

Trade accounts receivable represent amounts due from the Company's dealer network and from medical practitioners and clinics. We estimate that the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers. Accounts receivable are generally collected within 30 days of the terms extended.

Inventories

Inventories, net of reserves, at December 31, 2004 decreased $140,531 to $4,547,266 compared to $4,687,797 at June 30, 2004. Management expects that inventories will fluctuate somewhat over the course of this fiscal year, as optimum inventory levels are determined based on ongoing sales demand for the Solaris Series and other new products.

Prepaid Expenses

Prepaid expenses decreased $106,864 to $345,890 at December 31, 2004 compared to $452,754 at June 30, 2004 due primarily to a reduction in prepayments to suppliers.

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

Accounts Payable

Accounts payable decreased by $213,207 to $468,128 at December 31, 2004 compared to $681,335 at June 30, 2004. The decrease in accounts payable is a result of the timing of our weekly invoice payments to suppliers and the timing of purchases of product components. All accounts payable are within term. We continue to take advantage of available early payment discounts when offered.

Cash

The Company's cash position at December 31, 2004 was $641,355 compared to $573,027 at June 30, 2004. The Company believes that its current cash balances, amounts available under its line of credit and cash provided by operations will be sufficient to cover its operating needs in the ordinary course of business for the next twelve months. If we experience an adverse operating environment or unusual capital expenditure requirements, additional financing may be required. However, no assurance can be given that additional financing, if required, would be available on favorable terms.

Line of Credit

The Company maintains a revolving line of credit with a commercial bank in the amount of $4,500,000. The outstanding balance on our line of credit decreased $385,782 to $1,218,753 at December 31, 2004 compared to $1,604,535 at June 30,
2004. Interest on the line of credit is based on the bank's prime rate, which at December 31, 2004, was 5.25%. The line of credit is collateralized by accounts receivable and inventories. Borrowing limitations are based on 30% of eligible inventory and up to 80% of eligible accounts receivable. At December 31, 2004, the maximum borrowing base was calculated to be approximately $3.8 million. The line of credit is renewable annually on December 1st and includes covenants requiring the Company to maintain certain financial ratios. As of December 31, 2004, the Company was in compliance with all loan covenants.

The current ratio at December 31, 2004 increased to 3.2 to 1 compared to 2.8 to 1 at June 30, 2004. Current assets represent 68% of total assets at December 31, 2004.

Debt

Long-term debt excluding current installments totaled $1,449,456 at December 31, 2004 compared to $1,553,832 at June 30, 2004. Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee. The principal balance on the mortgage loans is approximately $1.5 million with monthly principal and interest payments of $21,345.

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

Inventory Reserves

The nature of our business requires that we maintain sufficient inventory on hand at all times to meet the requirements of our customers. We record finished goods inventory at the lower of standard cost, which approximates actual costs (first-in, first-out) or market. Raw materials are recorded at the lower of cost (first-in, first-out) or market. Inventory valuation reserves are maintained for the estimated impairment of the inventory. Impairment may be a result of slow moving or excess inventory, product obsolescence or changes in the valuation of the inventory. In determining the adequacy of reserves, we analyze the following, among other things:

         o    Current inventory quantities on hand.
         o    Product acceptance in the marketplace.
         o    Customer demand.
         o    Historical sales.
         o    Forecast sales.
         o    Product obsolescence.
         o    Technological innovations.

Any modifications to estimates of inventory valuation reserves are reflected in the cost of goods sold within the statements of income during the period in which such modifications are determined necessary by management. At December 31, 2004 and June 30, 2004, our inventory valuation reserve balance, which established a new cost basis, was $480,951 and $334,393, respectively, and our inventory balance was $4,547,266 and $4,687,797 net of reserves, respectively.

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

Allowance for Doubtful Accounts

We must make estimates of the collectibility of accounts receivable. In doing so, we analyze historical bad debt trends, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $3,681,844 and $3,737,420, net of allowance for doubtful accounts of $226,581 and $182,941, at December 31, 2004 and June 30, 2004, respectively.

Business Plan and Outlook
-------------------------

Over the past six years, annual net sales have grown from $12.6 million in fiscal year 1998 to $20.6 million in fiscal year 2004. During fiscal year 2005, we will continue to focus our efforts on fueling and sustaining future growth through the development of new products for the rehabilitation and aesthetics markets while, at the same time, strengthening our channels of distribution and improving operating efficiencies.

The results of our focused R&D campaign begun in 2002 were manifest in September 2003 when we introduced the Solaris Series, a new product line of advanced technology electrotherapy/ultrasound products featuring an infrared light therapy probe. This new family of products has quickly become our top selling line, due largely to the popularity of light therapy. Light therapy is becoming widely recognized for its successful treatment of painful conditions. The Solaris product line is designed to accommodate additional light therapy probes that will be introduced in the future. This design insures that practitioners can, over time, economically accumulate multiple light therapy probes for various therapeutic purposes - all powered by the same Solaris device.

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

The FDA has granted marketing clearance for the Solaris light therapy devices for treating not only muscle and joint pain, but also pain and stiffness associated with arthritis. More than 40 million people in the United States suffer from arthritis at an estimated cost of $64 billion annually. It is a major cause of disabilities in America today. In light of recent disclosures regarding concerns with traditional medications for arthritis, th Company has embarked on a nation-wide campaign to educate practitioners on the benefits of light therapy for arthritis sufferers.

The Company's R&D efforts are not limited to developing just high-tech products. A number of other new products, including a new line of metal treatment tables, are currently under development and targeted for introduction in the next 12 months.

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

Another important part of our strategic plan is the expansion of worldwide marketing efforts. Similar efforts over the past few years have had limited
success.  Despite  this  experience,   we  continue  to  press  forward  seeking
opportunities for international expansion. The Company's Salt Lake City operation, where all electrotherapy, ultrasound, STS devices, light therapy and Synergie products are manufactured, is certified to ISO 13485, an internationally recognized standard of excellence in medical device manufacturing. This designation is an essential requirement to obtain CE Mark certification, an approval which allows us to market our products in the European Union. In January 2005, the Company obtained the CE Mark certification for the Solaris product line and can therefore begin selling these products in Europe. The attractive features of the Solaris Series products will hopefully make foreign distribution channels more accessible. Interest in Synergie products is presently leading the way for international expansion with the recent establishment of new distributors in Japan, South Africa, Europe and Southeast Asia.

In January 2004, we introduced the Synergie LT device, an infrared light therapy unit designed specifically for aesthetic applications. Interest in light therapy applications among aestheticians has been an important factor in increasing sales of our Synergie products over the past four quarters. The introduction of the Synergie LT device is positioning Dynatronics to compete more fully in the spa and beauty market, both domestically and internationally. We plan to develop and introduce additional light therapy probes for the aesthetic market using different wavelengths of light. For instance, in September 2004, we introduced the Synergie 470 probe, a therapy probe compatible with the Synergie LT base unit that emits light in the blue spectrum.

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

Cautionary Statement Concerning Forward-Looking Statements
----------------------------------------------------------

The statements contained in this report on Form 10-QSB, particularly the foregoing discussion in Item 2. Management's Discussion and Analysis or Plan of Operation, that are not purely historical are "forward-looking statements"
within the meaning of Section 21E of the Securities Exchange Act. These statements refer to our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of the words or phrases "believes," "expects," "anticipates," "should," "plans," "estimates," "intends," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis or Plan of Operation regarding product development, clinical results, market acceptance, financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in our Annual Report on Form 10-KSB under the headings "Description of Business" and "Risk Factors." The fact that some of the risk factors may be the same or similar to past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our other SEC filings are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance.

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

         o    Potential adverse effect of taxation;

         o    Additional terrorist attacks on U.S. interests and businesses;

         o The ability to obtain required financing to meet changes or other risks; and

         o    Escalating  costs  of  raw  materials,   particularly   steel  and
              petroleum based materials.

         o As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002. These requirements may place a strain on our systems and resources. The Securities Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We are currently reviewing and further documenting our internal control procedures. However, the guidelines for the evaluation and attestation of internal control systems have only recently been finalized, and the evaluation and attestation processes are new and untested. Therefore, we can give no assurances that our systems will satisfy the new regulatory requirements. In addition, in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight will be required.

Item 3.  Controls and Procedures

Based on evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Report, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. There have been no significant changes in internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

         10.2 Employment contract with Larry K. Beardall (previously filed)

         10.3 Loan Agreement with Zion Bank (previously filed)

         10.4 Settlement Agreement dated March 29, 2000 with Kelvyn Cullimore, Sr. (previously filed)

         10.5 Amended Loan Agreement with Zions Bank (December 2003)

         31.1 Certification   under  Rule   13a-14(a)/15d-14(a)   of   principal
              executive officer

         31.2 Certification   under  Rule   13a-14(a)/15d-14(a)   of   principal
              financial officer

         32 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SECTION 1350)

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               DYNATRONICS CORPORATION
                               Registrant


Date    2/14/05                /s/ Kelvyn H. Cullimore, Jr.
     ------------------        ----------------------------------------------
                               Kelvyn H. Cullimore, Jr.
                               Chairman, President and Chief Executive Officer
                               (Duly Authorized Officer)


Date    2/14/05                /s/ Terry M. Atkinson, CPA
     ------------------        ----------------------------------------------
                               Terry M. Atkinson, CPA
                               Chief Financial Officer