Form 10QSB
period 2005-03-31
DYNATRONICS CORP
filed 2005-05-16
CIK 720875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2005.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of the issuer's common stock, no par value, as of May 13, 2005 is 9,007,568.

Transitional Small Business Disclosure Format (Check one): Yes __ No  X
                                                                     ------

                             DYNATRONICS CORPORATION
                                   FORM 10-QSB
                                 MARCH 31, 2005
                                TABLE OF CONTENTS



                                                                     Page Number
                                                                     -----------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements..................................................1

Unaudited Balance Sheets
March 31, 2005 and June 30, 2004..............................................1

Unaudited Statements of Income
Three and Nine Months Ended March 31, 2005 and 2004...........................2

Unaudited Statements of Cash Flows
Nine Months Ended March 31, 2005 and 2004.....................................3

Notes to Unaudited Financial Statements.......................................4

Item 2. Management's Discussion and Analysis or Plan of Operation.............9

Item 3. Controls and Procedures..............................................15

PART II. OTHER INFORMATION

Item 6.  Exhibits............................................................16

                             DYNATRONICS CORPORATION
                                 Balance Sheets


                                                         March 31, 2005          June 30, 2004
                     Assets                               (Unaudited)              (Audited)
                                                      ------------------        ------------------
Current assets:
   Cash                                               $       418,837                 573,027
   Trade accounts receivable, less allowance for
        doubtful accounts of $245,559 at
        March 31, 2005 and $182,941 at
        June 30, 2004                                       3,597,245               3,737,420
   Other receivables                                          172,587                  76,213
   Inventories                                              4,647,200               4,687,797
   Prepaid expenses                                           258,781                 452,754
   Deferred tax asset-current                                 335,000                 335,000
                                                      ------------------        ------------------
          Total current assets                              9,429,650               9,862,211

Property and equipment, net                                 3,308,474               3,310,083
Goodwill, net of accumulated amortization
       of $649,792 at March 31, 2005
       and at June 30, 2004                                   789,422                 789,422
Other assets                                                  435,891                 310,863
                                                      ------------------        ------------------
                                                      $    13,963,437              14,272,579
                                                      ==================        ==================


       Liabilities and Stockholders' Equity

Current liabilities:
   Current installments of long-term debt             $       204,474                 207,019
   Line of credit                                             591,236               1,604,535
   Accounts payable                                           982,278                 681,335
   Accrued expenses                                           465,630                 444,474
   Accrued payroll and benefit expenses                       479,809                 423,972
   Income tax payable                                          39,503                 200,294
                                                      ------------------        ------------------
          Total current liabilities                         2,762,930               3,561,629

Long-term debt, excluding current installments              1,399,250               1,553,832
Deferred compensation                                         353,144                 331,022
Deferred tax liability - noncurrent                           150,000                 150,000
                                                      ------------------        ------------------
          Total  liabilities                                4,665,324               5,596,483
                                                      ------------------        ------------------

Stockholders' equity:
   Common stock, no par value.  Authorized
      50,000,000 shares;  issued 8,992,568
      shares at March 31, 2005 and
      8,956,688 shares at June 30, 2004                     2,733,204               2,670,404
   Retained earnings                                        6,564,909               6,005,692
                                                      ------------------        ------------------
          Total stockholders' equity                        9,298,113               8,676,096
                                                      ------------------        ------------------
                                                      $    13,963,437              14,272,579
                                                      ==================        ==================

See accompanying notes to financial statements.


                             DYNATRONICS CORPORATION
                         Condensed Statements Of Income
                                   (Unaudited)



                                                       Three Months Ended                      Nine Months Ended
                                                            March 31                                March 31
                                                     2005               2004                2005                2004
                                                ---------------    ---------------    -----------------   -----------------
Net sales                                   $    5,048,108          5,246,044          15,289,610          15,562,919
Cost of sales                                    3,031,174          3,106,290           9,082,178           9,411,030

                                                ---------------    ---------------    -----------------   -----------------
     Gross profit                                2,016,934          2,139,754           6,207,432           6,151,889

Selling, general, and admin.
   expenses                                      1,372,927          1,446,932           4,328,640           4,147,250
Research and development
   expenses                                        356,313            275,910             885,467             837,028

                                                ---------------    ---------------    -----------------   -----------------
     Operating income                              287,694            416,912             993,325           1,167,611
                                                ---------------    ---------------    -----------------   -----------------


Other income (expense):
   Interest income                                   2,753              3,275               4,657              11,232
   Interest expense                                (33,247)           (42,376)           (107,649)           (130,375)
   Other income, net                                10,705              2,811              18,963               5,965

                                                ---------------    ---------------    -----------------   -----------------
     Total other income (expense)                  (19,789)           (36,290)            (84,029)           (113,178)
                                                ---------------    ---------------    -----------------   -----------------

     Income before income taxes                    267,905            380,622             909,296           1,054,433

Income tax expense                                 103,143             70,920             350,079             329,374

                                                ---------------    ---------------    -----------------   -----------------


     Net income                             $      164,762            309,702             559,217             725,059
                                                ===============    ===============    =================   =================

     Basic and diluted net income per
     common share                           $         0.02               0.03                0.06                0.08
                                                ===============    ===============    =================   =================



Weighted average basic and diluted common shares outstanding

     Basic                                       8,974,707          8,868,201           8,963,842           8,843,404

     Diluted                                     9,261,151          9,344,707           9,213,259           9,143,746



See accompanying notes to condensed financial statements.

                             DYNATRONICS CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                           Nine Months Ended
                                                                                               March 31
                                                                                      2005                  2004
                                                                                -----------------    -------------------
Cash flows from operating activities:
      Net income                                                            $           559,217             725,059
      Adjustments to reconcile net income to net cash provided
          by operating activities:
             Depreciation and amortization of property and equipment                    272,315             237,065
             Other amortization                                                           5,493               5,493
             Provision for doubtful accounts                                             72,000              72,000
             Provision for inventory obsolescence                                       207,000             207,000
             Provision for warranty reserve                                             121,541             120,249
             Provision for deferred compensation                                         22,122              19,026
             Compensation expense on stock options                                       19,800                   -
             Change in operating assets and liabilities:
                    Receivables                                                         (28,199)         (1,862,561)
                    Inventories                                                        (166,403)           (313,202)
                    Prepaid expenses and other assets                                    73,352               85,481
                    Accounts payable and accrued expenses                               256,395              355,907
                    Prepaid income taxes                                               (160,791)             209,674
                                                                                -----------------    -------------------

                              Net cash provided by (used in) operating
                              activities                                              1,253,842             (138,809)
                                                                                -----------------    -------------------

Cash flows from investing activities:
      Capital expenditures                                                             (270,675)            (273,063)
     Proceeds from sale of assets                                                           (31)                   -
                                                                                -----------------    -------------------

          Net cash used in investing activities                                        (270,706)            (273,063)
                                                                                -----------------    -------------------

Cash flows from financing activities:
      Principal payments on long-term debt                                             (157,127)            (139,763)
      Net change in line of credit                                                   (1,013,299)             309,576
      Proceeds from issuance of common stock                                             33,100              219,793
      Redemption of common stock                                                              -              (89,000)
                                                                                -----------------    -------------------

                          Net cash (used in) provided by
                          financing activities                                       (1,137,326)             300,606
                                                                                -----------------    -------------------

                           Net change in cash and cash equivalents                     (154,190)            (111,266)

Cash at beginning of period                                                             573,027              404,276
                                                                                -----------------    -------------------

Cash at end of period                                                     $             418,837              293,010
                                                                                =================    ================

Supplemental disclosures of cash flow information:
      Cash paid for interest                                              $             109,656              128,719
      Cash paid for income taxes                                                        510,870              219,700
Supplemental disclosure of non-cash investing and financing activities:
      Common stock issued for consulting services                                        29,700                   -



See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


NOTE 1.  PRESENTATION

The financial statements as of March 31, 2005 (unaudited) were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements for the two years ended June 30, 2004 and 2003. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10-KSB filing.

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

In calculating net income per common share, the net income was the same for both the basic and diluted calculation. A reconciliation between the basic and diluted weighted-average number of common shares for the three and nine months ended March 31, 2005 and 2004 is summarized as follows:

                                                            (Unaudited)                        (Unaudited)
                                                        Three Months Ended                 Nine Months Ended
                                                             March 31,                         March 31,
                                                       2005             2004             2005              2004
                                                   -------------     ------------    -------------     -------------
Basic weighted average number of common shares
outstanding during the period                        8,974,707         8,868,201       8,963,842         8,843,404

Weighted average number of dilutive common stock
options outstanding during the period                  286,444           476,506         249,417           300,342
                                                   -------------     ------------    -------------     -------------

Diluted weighted average number of common and
common equivalent shares outstanding during the
period                                               9,261,151         9,344,707       9,213,259         9,134,746
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

                                                    Three months ended    Three months ended
                                                       March 31, 2005       March 31, 2004

Net income as reported                           $           164,762                 309,702
Less: pro forma adjustment for stock based
      compensation, net of income tax                        (11,095)                (28,203)
                                                    -----------------    --------------------

Pro forma net income                             $           153,667                 281,499

Basic net income per share:
As reported                                      $              0.02                    0.03
Effect of pro forma adjustment                                    -                       -
                                                    -----------------    --------------------
Pro forma                                                       0.02                    0.03

Diluted net income per share:
As reported                                                     0.02                    0.03
Effect of pro forma adjustment                                     -                      -
                                                    -----------------    --------------------
Pro forma                                        $              0.02                    0.03
                                                    -----------------    --------------------


                                                     Nine months ended      Nine months ended
                                                       March 31, 2005         March 31, 2004

Net income as reported                           $           559,217                 725,059
Less: pro forma adjustment for stock based
      compensation, net of income tax                       (32,595)                 (86,820)
                                                    -----------------    --------------------

Pro forma net income                             $           526,622                 638,239

Basic net income per share:
As reported                                      $              0.06                    0.08
Effect of pro forma adjustment                                    -                    (0.01)
                                                    -----------------    --------------------
Pro forma                                                       0.06                    0.07

Diluted net income per share:
As reported                                                     0.06                    0.08
Effect of pro forma adjustment                                     -                   (0.01)
                                                    -----------------    --------------------
Pro forma                                        $              0.06                    0.07
                                                    -----------------    --------------------


The per share weighted-average fair value of stock options granted for the three months ended March 31, 2005 and 2004 was $1.29 and $2.07 per share, and for the nine months ended March 31, 2005 and 2004 was $1.27 and $1.42 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                      Three months ended     Three months ended
                                        March 31, 2005         March 31, 2004
                                      -----------------------------------------

Expected dividend yield                       0%                     0%
Risk-free interest rate                  3.72 - 4.45%           3.31 - 3.65%
Expected volatility                        86 - 89%               86 - 88%
Expected life                             5 & 7 years            5 & 7 years

                                       Nine months ended      Nine months ended
                                        March 31, 2005         March 31, 2004
                                      -----------------------------------------

Expected dividend yield                       0%                     0%
Risk-free interest rate                  3.66 - 4.45%           3.31 - 3.72%
Expected volatility                         86 - 89%              82 - 88%
Expected life                             5 & 7 years            5 & 7 years


NOTE 4.  COMPREHENSIVE INCOME

For the periods ended March 31, 2005 and 2004, comprehensive income was equal to the net income as presented in the accompanying condensed statements of income.


NOTE 5.  INVENTORIES

Inventories consisted of the following:

                                                 March 31,         June 30,
                                                   2005             2004


Raw Material                             $       2,869,826        2,906,721
Finished Goods                                   2,310,490        2,115,469
Inventory Reserve                                 (533,116)        (334,393)
                                             -------------------------------
                                         $
                                                 4,647,200        4,687,797
                                             ===============================



NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment were as follows:

                                           March 31, 2005    June 30, 2004
                                          -----------------  ---------------

Land                                    $          354,744          354,743
Buildings                                        2,921,127        2,899,729
Machinery and equipment                          1,558,429        1,753,220
Office equipment                                   999,616          801,297
Vehicles                                           101,837           80,680
                                          -----------------  ---------------
                                                 5,935,753        5,889,669

Less accumulated depreciation
   and amortization                              2,627,279        2,579,586
                                          -----------------  ---------------

                                        $        3,308,474        3,310,083
                                          =================  ===============

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

Goodwill. As of March 31, 2005, the Company had goodwill, net, of $789,422 from the acquisition of Superior Orthopaedic Supplies, Inc on May 1, 1996 and the exchange of Dynatronics Laser Corporation common stock for a minority interest in Dynatronics Marketing Corporation on June 30, 1983. Through June 30, 2002, goodwill from these transactions was amortized over a period of 15 and 30 years, respectively, on a straight-line basis.

License Agreement. Identifiable intangible assets consist of a license agreement entered into on August 16, 2000 for a certain concept and process relating to a patent. The license agreement is being amortized over ten years on a straight-line basis. The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of the license agreement:


                                            As of               As of
                                       March 31, 2005       June 30, 2004
                                       ---------------    ----------------
Gross carrying amount                $         73,240    $         73,240

Accumulated amortization                       33,569              28,076
                                       ---------------    ----------------
Net carrying amount                  $         39,671    $         45,164
                                       ===============    ================

Amortization expense associated with the license agreement was $1,831 and $5,493, respectively, for the three and nine months ended March 31, 2005 and 2004. Estimated amortization expense for the existing license agreement is expected to be $7,324 for each of the fiscal years ending June 30, 2005 through June 30, 2010. The license agreement is included in other assets.


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

                                                         Three months ended      Three months ended
                                                           March 31, 2005          March 31, 2004
                                                        ------------------------------------------------
Beginning product warranty reserve balance             $            196,000   $           172,000
Warranty repairs                                                    (40,334)              (38,830)
Warranties issued                                                    52,497                54,556
Changes in estimated warranty costs                                  (6,163)               (9,726)
                                                          ------------------     -----------------

Ending product warranty liability balance              $            202,000   $           178,000
                                                          ==================     =================


                                                         Nine months ended       Nine months ended
                                                           March 31, 2005          March 31, 2004
                                                          -----------------     ------------------
Beginning product warranty reserve balance             $            184,000   $           160,000
Warranty repairs                                                   (109,540)             (102,249)
Warranties issued                                                   159,002               161,844
Changes in estimated warranty costs                                 (31,462)              (41,595)
                                                          -----------------     -----------------

Ending product warranty liability balance              $            202,000   $           178,000
                                                          =================     =================


NOTE 9. COMMON STOCK.

The Company received proceeds of $33,100 during the nine months ended March 31, 2005 for 35,880 shares of common stock that were issued upon the exercise of options by employees. During the nine months ended March 31, 2004 the Company received proceeds of $184,205 for 157,317 shares of common stock that were issued upon the exercise of options by employees. During the period ended March 31, 2004, the Company also acquired and retired 77,400 shares of common at a cost of $89,000 under the Company's open-market share repurchase program that was approved July 15, 2003.

NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard and the effect the adoption of SFAS 123R will have on our financial position, results of operations, or cash flow. See Stock-Based Compensation in Note 3 of our Notes to Consolidated Financial Statements for more information related to the proforma effects on our reported net income and net income per share of applying the fair value recognition provisions of the previous SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

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

Results of Operations

The Company's fiscal year ends on June 30th. This report covers the third quarter ended March 31, 2005, for the Company's fiscal year ending June 30, 2005.

Net Sales

During the quarter ended March 31, 2005, the Company generated sales of $5,048,108, compared to $5,246,044 in the quarter ended March 31, 2004. Sales for the nine-month period ended March 31, 2005, were $15,289,610, compared to $15,562,919 for the same period in 2004. The decrease in revenue for the quarter and nine months ended March 31, 2005 compared to the prior year periods is due entirely to lower sales of the Company's predecessor `50 Series' devices and other older product lines. The decrease was partially offset by sales of the Company's newer Solaris light therapy products which were higher than last year's levels.

The Solaris family of advanced technology combination therapy devices introduced in the first quarter of fiscal year 2004 incorporates seven electrotherapy waveforms and/or ultrasound therapy in combination with an optional infrared light therapy or laser therapy probe. Infrared light or laser therapy is commonly used for treating muscle and joint pain as well as arthritis pain and stiffness.

Consistent with its reputation as a leading innovator in the field of physical medicine products, the Company has significantly expanded its R&D efforts and has several new light therapy and other products under development which are expected to increase Company sales beginning in July 2005.

Gross Profit

During the quarter ended March 31, 2005, total gross profit was $2,016,934 or 40.0% of net sales compared to $2,139,754 or 40.8% of net sales in the quarter ended March 31, 2004. For the nine months ended March 31, 2005, total gross profit was $6,207,432 or 40.6% of net sales compared to $6,151,889 or 39.5% of net sales in the similar period ended March 31, 2004. The 0.8 percentage point reduction in gross profit in the current reporting quarter reflects lower sales of `50 Series' devices which carry above average margins. The 1.1 percentage point increase in gross margins for the nine months ended March 31, 2005 reflects increased sales of higher-margin Solaris and Synergie devices compared to the prior year period.

Selling, General and Administrative Expense

Selling, general and administrative (SG&A) expenses for the quarter ended March 31, 2005, were $1,372,927 or 27.2% of net sales compared to $1,446,932 or 27.6%
of net sales in the quarter ended March 31, 2004. SG&A expenses for the nine months ended March 31, 2005, were $4,328,640 or 28.3% of net sales compared to $4,147,250 or 26.6% of net sales in the period ended March 31, 2004. SG&A expenses for the quarter ended March 31, 2005 decreased by $74,005 or 5% compared to the prior year period due primarily to approximately $44,000 in lower selling expenses related to reduced sales commissions and tradeshow activity for the Company's Synergie products as well as lower cost of sales incentive programs for rehabilitation products. In addition, the variable compensation amount paid to employees was approximately $43,000 lower in the quarter ended March 31, 2005 compared to the similar period in 2004. These amounts were partly offset by higher healthcare insurance premiums in 2005 compared to 2004.

SG&A expenses for the nine months ended March 31, 2005 increased by $181,390 or 4% over the prior year period due primarily to approximately $73,000 in increased labor costs, approximately $64,000 in higher healthcare insurance premiums, and approximately $103,000 in costs primarily associated with the Company's new enterprise-wide software system including increased support personnel and related depreciation expense. This new system is designed to increase operating efficiencies through the integration of the functionality of three previous software systems into one system. These amounts were partially offset by reduced expenses for rehabilitation sales incentive programs during the nine months ended March 31, 2005 compared to 2004.

Research and Development

The Company is currently developing a number of innovative products using its light therapy technology. In addition to light therapy products, the Company is developing new motorized treatment tables, a state-of-the-art traction device and an iontophoresis device for non-invasive drug delivery. To accelerate the development process, we have increased our engineering staff and budgeted a company record amount for research and development in fiscal 2005. The new products currently under development are scheduled for introduction beginning in the summer of 2005. Designing innovative new products is a strategic philosophy that we believe allows the Company to maintain a leadership position in the physical medicine market.

Research and development expenses were $80,403 higher at $356,313 during the quarter ended March 31, 2005 compared to $275,910 for the similar period in 2004. R&D expenses represented approximately 7.1% and 5.3% of the net sales of the Company in the 2005 and 2004 quarterly periods, respectively. Research and development expenses were $885,467 during the nine months ended March 31, 2005 compared to $837,028 for the similar period in 2004. These R&D expenses represented approximately 5.8% and 5.4% of the net sales of the Company in the 2005 and 2004 periods, respectively. R&D costs are expensed as incurred.

Pre-tax Profit

Pre-tax profit for the quarter ended March 31, 2005 was $267,905 compared to $380,622 during the same period of the prior year. Pre-tax profit for the nine months ended March 31, 2005 was $909,296 compared to $1,054,433 during the same period of the prior year. Lower sales of the Company's older product lines, together with higher R&D expenses, resulted in a reduction in pre-tax profits for the quarter and nine months ended March 31, 2005 compared to the prior year periods. In addition, higher SG&A expenses related to increased labor expense and the installation of a new enterprise-wide software system contributed to the decrease in pre-tax profit for the nine months ended March 31, 2005 compared to the prior year period.

Income Tax

Income tax expense for the three months ended March 31, 2005 was $103,143 compared to $70,920 in the three months ended March 31, 2004. The effective tax rates were 38.5% and 18.6% for the quarters ended March 31, 2005 and 2004, respectively. Income tax expense for the nine months ended March 31, 2005 was $350,079 compared to $329,374 in the nine months ended March 31, 2004. The effective tax rates were 38.5% and 31.2% for the nine month periods ended March 31, 2005 and 2004, respectively. The estimated tax rate was higher in the quarter and nine months ended March 31, 2005 than in the comparable periods in 2004 due to a change in the Company's tax estimates.

Net Income

Net income for the quarter ended March 31, 2005 was $164,762 (approximately $.02 per share) compared to $309,702 (approximately $.03 per share) for the quarter ended March 31, 2004. Net income for the nine months ended March 31, 2005 was $559,217 (approximately $.06 per share) compared to $725,059 (approximately $.08 per share) for the similar period ended March 31, 2004. The decrease in sales related to older product lines together with higher R&D expenses and higher estimated tax rates in the current reporting periods lead to a decrease in net income for the quarter and nine months ended March 31, 2005 when compared to the similar periods one year ago. In addition, higher SG&A expenses in the nine months ended March 31, 2005 contributed to the decrease in net income compared to the similar period in 2004.

Liquidity and Capital Resources
-------------------------------

The Company has financed its operations through cash reserves, available borrowings under its line of credit, and from cash provided by operations. The Company had working capital of $6,666,720 at March 31, 2005, inclusive of the current portion of long-term obligations and credit facilities, as compared to working capital of $6,300,582 at June 30, 2004.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, decreased $140,175 to $3,597,245 at March 31, 2005 compared to $3,737,420 at June 30,
2004. Management anticipates accounts receivable will likely remain at current levels or increase modestly in future periods due to continuing demand for the Company's Solaris Series products and the several new products anticipated for release in the summer of 2005 which are expected to increase sales.

Trade accounts receivable represent amounts due from the Company's dealer network and from medical practitioners and clinics. We estimate that the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers. Accounts receivable are generally collected within 30 days of the terms extended.

Inventories

Inventories, net of reserves, at March 31, 2005 decreased $40,597 to $4,647,200 compared to $4,687,797 at June 30, 2004. Management expects that inventories will increase modestly in coming months as a result of several planned new product introductions.

Prepaid Expenses

Prepaid expenses decreased $193,973 to $258,781 at March 31, 2005 compared to $452,754 at June 30, 2004 due to a reduction in prepayments to suppliers as well as a reclassification of approximately $100,000 of prepaid expenses to Other Assets.

Goodwill

Goodwill at March 31, 2005 and June 30, 2004 totaled $789,422. Beginning July 1, 2002, the Company adopted the provisions of SFAS No. 142 Goodwill and other Intangible Assets. In compliance with SFAS 142, management utilized standard principles of financial analysis and valuation including: transaction value, market value and income value methods to arrive at a reasonable estimate of the fair value of the Company in comparison to its book value. The Company has determined it has one reporting unit. As of July 1, 2002 and June 30, 2004, the fair value of the Company exceeded the book value of the Company. Therefore, there was no indication of impairment upon adoption of SFAS No. 142 or at June 30, 2004. Management is primarily responsible for the FAS 142 valuation determination and performs the annual impairment assessment each year during the Company's fourth quarter.

Accounts Payable

Accounts payable increased by $300,943 to $982,278 at March 31, 2005 compared to $681,335 at June 30, 2004. The increase in accounts payable is a result of the timing of our weekly invoice payments to suppliers and the timing of purchases of product components. The Company continues to take advantage of available early payment discounts when offered.

Cash

The Company's cash position at March 31, 2005 was $418,837 compared to $573,027 at June 30, 2004. The Company believes that its current cash balances, amounts available under its line of credit and cash provided by operations will be sufficient to cover its operating needs in the ordinary course of business for the next twelve months. If we experience an adverse operating environment or unusual capital expenditure requirements, additional financing may be required. However, no assurance can be given that additional financing, if required, would be available on favorable terms.

Line of Credit

The Company maintains a revolving line of credit with a commercial bank in the amount of $4,500,000. The outstanding balance on our line of credit decreased by $1,013,299 to $591,236 at March 31, 2005 compared to $1,604,535 at June 30,
2004. Interest on the line of credit is based on the bank's prime rate, which at March 31, 2005, was 5.75%. The line of credit is collateralized by accounts receivable and inventories. Borrowing limitations are based on 30% of eligible inventory and up to 80% of eligible accounts receivable. At March 31, 2005, the maximum borrowing base was calculated to be approximately $3.9 million. The line of credit is renewable annually on December 1st and includes covenants requiring the Company to maintain certain financial ratios. As of March 31, 2005, the Company was in compliance with all loan covenants.

The current ratio at March 31, 2005 increased to 3.4 to 1 compared to 2.8 to 1 at June 30, 2004. Current assets represent 68% of total assets at March 31, 2005.

Debt

Long-term debt excluding current installments totaled $1,399,250 at March 31, 2005 compared to $1,553,832 at June 30, 2004. Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee. The principal balance on the mortgage loans is approximately $1.5 million with monthly principal and interest payments of $21,345.

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

Any modifications to estimates of inventory valuation reserves are reflected in the cost of goods sold within the statements of income during the period in which such modifications are determined necessary by management. At March 31, 2005 and June 30, 2004, our inventory valuation reserve balance, which established a new cost basis, was $533,116 and $334,393, respectively, and our inventory balance was $4,647,200 and $4,687,797 net of reserves, respectively.

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

Allowance for Doubtful Accounts

We must make estimates of the collectibility of accounts receivable. In doing so, we analyze historical bad debt trends, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $3,597,245 and $3,737,420, net of allowance for doubtful accounts of $245,559 and $182,941, at March 31, 2005 and June 30, 2004, respectively.

Business Plan and Outlook
-------------------------

Over the past six years, annual net sales have grown from $12.6 million in fiscal year 1998 to $20.6 million in fiscal year 2004. During fiscal year 2005, we continue to focus our efforts on fueling and sustaining growth through the development of new products for the rehabilitation and aesthetics markets while, at the same time, strengthening our channels of distribution and improving operating efficiencies.

In September 2003, we introduced the Solaris product line of advanced technology electrotherapy/ultrasound products featuring an infrared light therapy probe. This new family of products has quickly become our top selling line, due largely to the popularity of light therapy. Light therapy is becoming widely recognized for its successful treatment of various types of pain. The Solaris product line is designed to accommodate additional light therapy probes as they are developed. This design insures that practitioners can, over time, economically accumulate multiple light therapy probes for various therapeutic purposes - all powered by the same Solaris device.

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

In fiscal 2005, the Company expanded its R&D program by hiring additional engineers to accelerate the development of new products and increase the breadth of products being developed. As a result, the Company plans to introduce a record number of new products during fiscal year 2006 beginning in July 2005. Of the new products scheduled for introduction, several are based on Dynatronics' light therapy technology. Other new products include newly designed treatment tables, an innovative traction device and an iontophoresis device for non-invasive drug delivery.

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

Another important part of our strategic plan is the expansion of worldwide marketing efforts. The Company's Salt Lake City operation, where all electrotherapy, ultrasound, STS devices, light therapy and Synergie products are manufactured, is certified to ISO 13485, an internationally recognized standard of excellence in medical device manufacturing. This designation is an essential requirement to obtain CE Mark certification, an approval which allows us to market our products in the European Union. In January 2005, the Company obtained the CE Mark certification for the Solaris product line making them eligible for marketing in Europe. The attractive features of the Solaris Series products are expected to make foreign distribution channels more accessible. Interest in our aesthetic products under the Synergie brand is presently leading the way for international expansion with the establishment of new distributors in Japan, South Africa, Europe and Southeast Asia.

In January 2004, we introduced the Synergie LT device, an infrared light therapy unit designed specifically for aesthetic applications. Interest in light therapy applications among aestheticians has been an important factor in increasing sales of our Synergie products over the past year. The introduction of the Synergie LT device is positioning Dynatronics to compete more fully in the spa and beauty market, both domestically and internationally. We plan to develop and introduce additional light therapy probes for the aesthetic market using different wavelengths of light. For instance, in September 2004, we introduced the Synergie 470 probe, a therapy probe compatible with the Synergie LT base unit that emits light in the blue spectrum.

Based on our defined strategic initiatives, we are focusing our resources in the following areas:

o Reinforcing our position in the physical medicine market through an aggressive research and development campaign that will result in the introduction of more new products, both high tech and commodity, over the coming year.

         o    Increasing   sales  of  Solaris   Series   devices   through   the
              introduction of new light therapy accessories and by developing new markets for light therapy applications.

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

The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations include:

         o Market acceptance of our technologies, particularly our core therapy devices, Synergie AMS/MDA product line, and the Solaris infrared light therapy products;

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


Item 3.  Controls and Procedures

Based on evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Report, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. There have been no significant changes in internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

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


Date    5/13/05                 /s/ Kelvyn H. Cullimore, Jr.
     ------------------         ----------------------------------------------
                                Kelvyn H. Cullimore, Jr.
                                Chairman, President and Chief Executive Officer
                                (Duly Authorized Officer and
                                Principal Executive Officer)


Date    5/13/05                 /s/ Terry M. Atkinson, CPA
     ------------------         ----------------------------------------------
                                Terry M. Atkinson, CPA
                                Chief Financial Officer
                                (Principal Financial Officer)