Form 10KSB
period 2005-06-30
DYNATRONICS CORP
filed 2005-09-28
CIK 720875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2005.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________.

         Commission file number 0-12697

                             DYNATRONICS CORPORATION
                 (Name of small business issuer in its charter)

           Utah                                        87-0398434
   ------------------------                      ----------------------
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

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X     No
                                                            -------       -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

Indicate by check mark whether or not the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).    Yes             No   X
                                                   -------        -----

The issuer's revenues for the fiscal year ended June 30, 2005 were $20.4 million. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer was approximately $13.7 million as of September 20, 2005, based on the average bid and asked price on that date.

As of September 20, 2005, there were 9,020,339 shares of the issuer's common stock outstanding.

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

Transitional Small Business Disclosure Format (Check one):  Yes        No     X
                                                                ----      -----

                                TABLE OF CONTENTS

                                     PART I

Item 1.     Description of Business............................................1
Item 2.     Description of Property............................................8
Item 3.     Legal Proceedings..................................................8
Item 4.     Submission of Matters to a Vote of Security Holders................8

                                   PART II

Item 5.     Market for Common Equity, Related Stockholder Matters and Small
            Business Issuer Purchases of Equity Securities.....................8
Item 6.     Management's Discussion and Analysis or Plan of Operation..........9
Item 7.     Financial Statements.............................................F-1
Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................18
Item 8A.    Controls and Procedures...........................................18
Item 8B.    Other Information.................................................18

                                  PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act.................18
Item 10.    Executive Compensation............................................18
Item 11.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters...................................18
Item 12.    Certain Relationships and Related Transactions....................18
Item 13.    Exhibits..........................................................18
Item 14.    Principal Accountants Fees and Services...........................19
Signatures    ................................................................20
Certifications  .........................................................Exhibit

Unless the context otherwise requires, all references in this report to "we," "us," "our," "Dynatronics" or the "Company" include Dynatronics Corporation, a Utah corporation.

                                     PART I


Item 1. Description of the Business
        ---------------------------

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

         Sales of manufactured physical medicine products in both fiscal years 2005 and 2004 represented approximately 75% of the Company's physical medicine product sales with the balance each year sold by the Company as a distributor. Sales of manufactured aesthetic products in fiscal years 2005 and 2004 represented approximately 96% and 97%, respectively of the Company's aesthetic product sales with the balance each year sold by the Company as a distributor.

         We primarily distribute our products in three ways: 1) through a network of independent dealers nationwide and internationally, 2) through direct relationships with certain national accounts, and 3) through a full-line catalog. Some of our aesthetic products are also sold through manufacturer representatives or direct to the practitioner by Company representatives.

         In 1996, the Company acquired the assets of Superior Orthopaedics Supplies, Inc. ("Superior"), a manufacturer and distributor of medical soft goods, supplies, wood therapy tables and rehabilitation products for the physical medicine market. The Company retained the former location of Superior in Ooltewah, a suburb of Chattanooga, Tennessee. The addition of Superior's products to our existing line of capital equipment significantly broadened our product offerings and strengthened channels of distribution, allowing for greater market penetration both domestically and internationally.

         In 1998, the Company expanded into the aesthetic products market with the introduction of the Synergie(TM) AMS device. This product utilizes therapeutic massage technology to achieve, among other things, a temporary reduction in the appearance of cellulite - a claim cleared by the U.S. Food and Drug Administration ("FDA") during fiscal year 1999. This claim is supported by a Company-sponsored research study in which 91% of participants reported favorable reductions in the appearance of cellulite. In addition, this product is indicated for the temporary reduction in circumferential body measurements of treated areas. This benefit was also validated in the research study as participants reported cumulative reductions of six inches in girth in treated areas.

         In 2000, the Company expanded its offering of aesthetic products with the introduction of the Synergie Peel(TM) microdermabrasion device. The Synergie Peel device reduces fine lines, wrinkles, and other superficial skin damage by gently peeling away the top layers of skin, exposing smoother, softer skin. In conjunction with the Synergie Peel device, during fiscal year 2000 Dynatronics introduced Calisse(TM) - a unique line of skin care products designed to enhance the effects of the Synergie Peel treatments.

         In September 2003, the Company introduced the Dynatron Solaris(TM) Series, a line of combination therapy devices. The Solaris product line consists of five combination devices, four of which were part of the initial release with the fifth device introduced in June 2004. The devices offer varying combinations of electrotherapy modalities and ultrasound with the option of adding Dynatronics' infrared light therapy technology. Various forms of infrared and visible light therapy have been used for decades in Europe and Asia for treating pain as well as a wide variety of soft tissue conditions. Light therapy has also been used in tissue regeneration applications and in accelerating healing of chronic wounds. During fiscal 2004, the Company received marketing clearance from FDA for its low-power laser probe. This laser probe was introduced to the market in August 2004 and provides 625mW of output at a wavelength of 875 nanometers ("nm"). The probe is 600 times more powerful than our first laser probes introduced in the 1980's. The increased power allows treatment times to be dramatically reduced. The Solaris Series devices are engineered to accommodate future Dynatronics' laser or light therapy probes.

         In July 2005, we announced the introduction of eight new products over the coming months. The products we expect to introduce first will be the Dynatron Xp Infrared Light Pad and Dynatron XpB (Booster Box). With the introduction of the Dynatron Xp and XpB, we believe practitioners will gain a tool that will allow unattended therapy of large segments of the body such as the back, thigh or shoulder. Another new product that is expected to be introduced early in the second quarter of fiscal year 2006 is the Dynatron Solaris X3, a stand-alone light therapy unit. The X3 is designed to have the ability to operate two Xp Infrared Light Pads or two infrared light therapy probes simultaneously. Two new probes are being developed for the X3 - one with a much more powerful infrared output and the other with a combination infrared and blue wavelength output.

         In the second quarter of fiscal year 2006, the Company anticipates introducing the DX2 combination traction and light therapy device. We believe that combining the pain relieving characteristics of infrared light therapy as offered through our new Xp Light Pad, with the traditional benefits of decompression therapy through traction will make our DX2 traction device one of the most unique devices of its kind on the market. It is designed to provide practitioners a more efficacious way to relieve pain using combination therapy. To support this product, we also plan to introduce a new traction therapy table, the Dynatron T4.

         Lastly, we will be introducing the Dynatron iBox, a new drug delivery device for iontophoresis that we believe is the most technologically advanced product of its kind on the market. We intend to use this device to leverage sales of our iontophoresis electrodes.

Description of Products Manufactured and/or Distributed by Dynatronics

         Dynatronics manufactures and distributes a broad line of medical equipment including therapy devices, medical supplies and soft goods, treatment tables and rehabilitation equipment. In addition, we manufacture and distribute a line of aesthetic equipment including aesthetic massage and microdermabrasion devices as well as skin care products. Our products are used primarily by physical therapists, chiropractors, sports medicine practitioners, podiatrists, plastic surgeons, dermatologists, aestheticians and other aesthetic services providers.

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

         Dynatronics markets twelve devices that include electrotherapy, ultrasound or a combination of both modalities in a single device. The Dynatron 125 ultrasound device and the Dynatron 525 electrotherapy device target the low-priced segment of the market. The "50 Series Plus" products offer combinations of electrotherapy and ultrasound modalities at a reasonable cost to the practitioner. The Solaris products provide our most advanced technology in combination therapy devices by adding infrared light therapy capabilities to enhanced electrotherapy and ultrasound combination devices. (See "Schedule of Therapy Products" below.) Dynatronics intends to continue development of its electrotherapy and ultrasound technology and remain a leader in the design, manufacture and sale of therapy devices.

         Infrared Light Therapy - The Company's five Dynatron Solaris units feature infrared light therapy technology. These units are capable of powering a cluster probe containing 32 infrared superluminous diodes ("SLD") at 880 nm wavelength along with four red spectrum SLD's in the 640 to 660 nm wavelength range. A laser probe was introduced in August 2004. It contains a laser diode generating 625mW of output at 875nm wavelength. Two new light probes and a light pad are currently being developed by the Company. These products are being engineered to work with current Solaris devices and are scheduled to be introduced in fiscal year 2006. The benefits of light therapy have been documented by hundreds of research studies published over the past two decades.

         STS Therapy - STS Therapy is a patented method of administering therapeutic electrical current via peripheral nerves that are accessed through the lower legs and feet as well as the arms and hands, creating a unique form of stimulation of the autonomic or sympathetic nervous system. It is an effective, non-invasive and non-addictive treatment for many chronic pain conditions. Doctors theorize that STS Therapy has a modulating effect on the autonomic nervous system, resulting in symptomatic relief of chronic intractable pain.

         Iontophoresis - Since 1997, we have distributed Life-Tech's line of iontophoresis products which are used in physical medicine applications primarily for treating inflammation. In September 2004, we were named a master distributor by Naimco Corp. for their new line of "IontoPlus" iontophoresis electrodes. Iontophoresis uses electrical current to transdermally deliver drugs such as lidocaine for localized treatment of inflammation without the use of needles. The Company is currently developing its own proprietary iontophoresis device - the Dynatron iBox - which is scheduled for introduction in the first half of fiscal year 2006.

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

         Dynatronics markets its products through independent dealers and through a product catalog. In April 2004, we introduced our latest catalog featuring approximately 2,000 products. We continually seek to update our line of manufactured and distributed medical supplies and soft goods.

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

         In January 2004, we introduced the Synergie LT device which provides light therapy for aesthetic applications. Light therapy is becoming popular in spas and health clubs for improving skin tone and appearance. Combining elements of the AMS vacuum massage techniques with microdermabrasion and Synergie LT for light therapy has provided aestheticians with the ability to provide an enhanced "ultimate facial" available only with the use of Synergie devices.

Allocation of Sales Among Key Products

         No product accounted for more than 10% of the Company's revenues during fiscal years 2005 and 2004.

Patents and Trademarks

         Dynatronics holds a patent on the "Target" feature of its electrotherapy products that will remain in effect until April 4, 2008, a patent on the multi-frequency ultrasound technology that will remain in effect until June 2013, and a patent on the microdermabrasion device that will remain in effect until February 2020. In addition, we hold a patent on the STS technology for treating chronic pain that will remain in effect until July 17, 2021 and a patent on the combination of our aesthetic massage and microdermabrasion technologies that will remain in effect until May 11, 2019. We also hold two design patents on the microdermabrasion device that will remain in effect until November 2015. An additional patent application pertaining to the Company's Solaris light therapy technology has been filed with the U.S. Patent and Trademark Office and is currently pending. Dynatronics owns the exclusive, worldwide rights (under a license agreement) to a second existing patent on the STS technology for the treatment of chronic pain.

         The trademark "Dynatron" has been registered with the United States Patent and Trademark Office. In addition, U.S. trademark registrations have been obtained for the trademarks: "Synergie," "Synergie Peel," "Sympathetic Therapy," and "Dynatron Solaris," and trademark registration has been obtained or is now pending for various other product trademarks. Company materials are also protected under copyright laws, both in the United States and internationally.

Warranty Service

         The Company warrants all products it manufactures for time periods ranging in length from 90 days to five years from the date of sale. Warranty service is provided from the Company's Salt Lake City and Chattanooga facilities according to the service required. These warranty policies are comparable to warranties generally available in the industry. Warranty claims as a percentage of gross sales were not material in fiscal years 2005 and 2004.

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

Customers and Markets

         Dynatronics products are sold to a network of over 300 independent dealers throughout the United States and internationally. These dealers are the Company's primary customers. The dealers purchase and take title to the products, which they then sell to licensed practitioners such as physical therapists, chiropractors, podiatrists, sports medicine specialists, medical doctors, physiatrists, hospitals, plastic surgeons, dermatologists and aestheticians.

         The Company has entered into direct sales relationships with national and regional chains of physical therapy clinics and hospitals. We sell our products directly to these clinics and hospitals pursuant to preferred pricing arrangements. We also have preferred pricing arrangements with key dealers who commit to purchase certain volumes and varieties of products. No single dealer or national account or group of related accounts was responsible for 10% or more of total sales in fiscal years 2005 or 2004.

         Dynatronics exports products to approximately 30 different countries. International sales (i.e., sales outside North America) increased 63% to approximately $1,035,686 in fiscal year 2005 compared to approximately $633,800 in fiscal year 2004. The Company is making progress in establishing effective distribution for its products in international markets. Our Salt Lake City facility is certified to the ISO 13485 quality standard for medical device manufacturing. Many of the Company's therapy devices carry the CE Mark, a designation required for marketing products in the European community that signifies the device or product was manufactured pursuant to a certified quality system. The Company has no foreign manufacturing operations. However, we do purchase certain products and components from foreign manufacturers.

Competition

         Despite significant competition, Dynatronics has distinguished key products by using the latest technology, such as its patented Target feature, patented multi-frequency ultrasound technology, and patented STS technology. We believe that these features, along with integration of advanced technology in the design of each product, have distinguished Dynatronics' products in a competitive market. Dynatronics was the first company to integrate light therapy as part of a combination therapy device. The Company has applied for a patent on its Solaris light therapy technology. In addition, by manufacturing many of the medical supplies, soft goods and tables it sells, the Company can focus on quality manufacturing at competitive prices. We believe these factors give Dynatronics an edge over many competitors who are solely distributors of such products.

         Electrotherapy/Ultrasound Competition. Competition in the clinical market for electrotherapy and ultrasound devices comes from both domestic and foreign companies. No fewer than a dozen companies produce electrotherapy and/or ultrasound devices. Some of these competitors are larger and better established, and have greater resources than the Company. Few companies, domestic or foreign, provide multiple-modality devices. Furthermore, we believe no competitor offers a true Target feature or the ultrasound feature of three frequencies on multiple-sized soundheads for which Dynatronics holds patents. The Company's primary domestic competitors in the sale of electrotherapy and ultrasound products include: Encore Medical (Chattanooga Group division), Rich-Mar Corporation and Mettler Electronics.

         Light Therapy. - Competitors that manufacture and market light therapy devices include: Encore Medical, Microlight Corp., Erchonia, Thor Laser, Rich-Mar and Medex, among others. These competitors offer units that are priced significantly higher than our units or are not as powerful. We are aware of only one other competitor, Encore Medical, offers a combination light therapy device that includes electrotherapy and ultrasound capabilities.

         STS Therapy. The STS technology for treating chronic pain is protected by two U.S. patents. The Company is not aware of any competitor that offers a non-invasive, chronic pain treatment similar to the STS technology. Other treatments for chronic pain include prescription narcotic drugs and invasive procedures such as spinal cord stimulators, nerve block injections and implanted drug pumps.

         Medical Supplies & Soft Goods. The Company competes against various manufacturers and distributors of medical supplies and soft goods, some of which are larger, more established and have greater resources than Dynatronics. Excellent customer service along with providing value to customers is of key importance in this market. While there are many specialized manufacturers in this area such as Encore Medical and Fabrication Enterprises, most competitors are primarily distributors such as North Coast Medical, Ability-One (a division of Patterson Dental), and Meyer Distributing.

         Iontophoresis. Competition in the iontophoresis market includes Iomed, Inc., Encore Medical (EMPI division), Birch Point Medical and Naimco. Iomed and Encore Medical enjoy the largest market share. While Naimco has named

Dynatronics a master distributor, it also distributes directly to the iontophoresis market and is a competitor in some situations. We have distributed the Life-Tech products since 1996, but are not an exclusive distributor of those products. We believe that our strong distribution network is important to our continued ability to compete in this increasingly competitive market. In addition, our products target a lower selling price than the products of Iomed, Encore Medical and Birch Point. We anticipate that the introduction of our new Dynatron iBox iontophoresis device in fiscal year 2006 will allow us to gain market share, while, at the same time, increasing profit margins on these products.

         Treatment Tables. The primary competition in the treatment table market is from domestic manufacturers including Hill Laboratories Company, Hausmann Industries, Ability-One (a division of Patterson Dental), Bailey Manufacturing, Tri-W-G, Encore Medical, Armedica, and Clinton Industries. We believe we compete based on our industry experience and product quality. In addition, certain components of the treatment tables are manufactured overseas, which allows for pricing advantages over competitors.

         Aesthetic Products. The Company's two primary competitors in the therapeutic massage industry are LPG Systems, and Silhouette Tone. The Synergie AMS device utilizes proprietary technology that has been proven effective in a research study. In addition, we provide a comprehensive training and certification program for aestheticians. Dynatronics is developing a network of domestic and international distributors and national accounts, which is expected to provide another competitive advantage in the marketplace for these products.

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

Manufacturing and Quality Assurance

         Dynatronics manufactures therapy devices, soft goods and other medical products at its facilities in Salt Lake City, Utah and Chattanooga, Tennessee. The Company purchases some components for its manufactured products from third-party suppliers. All parts and components purchased from these suppliers meet specifications set by Dynatronics. Trained staff perform all sub-assembly, final assembly and quality assurance procedures. All component parts used in Dynatronics' device designs and all raw materials for medical supplies and soft goods manufacturing are presently readily available from suppliers.

         Dynatronics conforms to Good Manufacturing Practices as outlined by the FDA. This includes a comprehensive program for processing customer feedback and analyzing product performance trends. By insuring prompt processing of timely information, we are better able to respond to customer needs and insure proper operation of the products.

         The Company established the Quality First Program, a concept for total quality management designed to involve each employee in the quality assurance process. Under this program, employees are not only expected to inspect for quality, but they are empowered to stop any process and make any changes necessary to insure that quality is not compromised. An incentive program is established to insure the continual flow of ideas and to reward those who show extraordinary commitment to the Quality First concept. Quality First has not only become the Company motto, but it is the standard by which all decisions are made. We believe the Quality First Program reinforces employee pride, increases customer satisfaction, and improves overall operations of Dynatronics.

         Dynatronics is certified to ISO 13485 standards for medical products. ISO 13485 is an internationally recognized standard for quality systems and manufacturing processes adopted by over 90 countries. In addition, the Company has qualified for the CE Mark Certification on its electrotherapy, ultrasound, light therapy and Synergie products. With the CE Mark Certification, we are able to market these products throughout the European Union and in other countries where CE Mark Certification and ISO 13485 certification are recognized.

Research and Development

         In fiscal years 2004 and 2005, Dynatronics focused its resources on an aggressive R&D campaign to develop eight new products which are scheduled to begin shipping in the first half of fiscal year 2006. Total R&D expenditures for 2005 were $1,302,722, compared to $1,146,715 in 2004. R&D expenses represented approximately 6.4% and 5.6% of the revenues of the Company in 2005 and 2004, respectively. Substantially all of the research and development expenditures during 2004 and 2005 were for the development of new products, or the upgrading of existing products.

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

         During fiscal year 2003, Congress enacted the Medical Device User Fee and Modernization Act (MDUFMA). Among other things, this act imposes for the first time a user fee on medical device manufacturers. Under the provisions of MDUFMA, manufacturers seeking clearance to market a new device must pay a fee to the FDA in order to have their applications reviewed. Dynatronics primarily submits new products for clearance under section 510(k) of the Medical Device Amendment of the FDC Act. The fee per 510(k) submission in fiscal year 2005 was $2,802. The fee per submission for new products in fiscal year 2006 will be approximately $3,066.

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

Employees

         On June 30, 2005, we had a total of 132 full-time employees and six part-time employees, compared to 136 full-time and 11 part-time employees at June 30, 2004.

Item 2.   Description of Property
          -----------------------

         The Company's headquarters and principal place of business are located at 7030 Park Centre Drive, Salt Lake City, Utah, 84121. The headquarters consist of a single facility housing administrative offices and manufacturing space totaling approximately 36,000 square feet. The Company owns the land and building, subject to mortgages requiring a monthly payment of approximately $15,729. The mortgages mature in 2008 and 2013. The Company also owns a 43,200 sq. ft. manufacturing facility in Ooltewah, Tennessee, and accompanying undeveloped acreage for future expansion subject to a mortgage requiring monthly payments of $5,641 and maturing in 2017. During fiscal year 2006, the Company plans to build a 10,000 sq. ft. addition next to its Tennessee facility due to the anticipated expansion of its manufacturing operations at this location.

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

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report. The Company's annual meeting of shareholders will be held in November 2005.

                                     PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Small
          ---------------------------------------------------------------
          Business Issuer Purchases of Equity Securities.
          ----------------------------------------------

         Market Information. The common stock of the Company is listed on the Nasdaq SmallCap Market (symbol: DYNT). The following table shows the range of high and low sale prices for the common stock as quoted on the Nasdaq system for the quarterly periods indicated.

                                                    Year Ended June 30,
                                           2004                      2005
                                           ----                      ----
                                      High         Low         High        Low
                                      ----         ---         ----        ---
1st Quarter (July-September)          $1.59       $ .73        $2.42       $1.30
2nd Quarter (October-December)        $2.41       $1.25        $2.15       $1.40
3rd Quarter (January-March)           $4.08       $1.55        $2.82       $1.59
4th Quarter (April-June)              $3.35       $1.90        $2.24       $1.53

         Holders. As of September 20, 2005, the approximate number of common stock shareholders of record was 444. This number does not include beneficial owners of shares held in "nominee" or "street" name. Including beneficial owners, we estimate that the total number of shareholders exceeds 2,000.

         Dividends. The Company has never paid cash dividends on its common stock. Our anticipated capital requirements are such that we intend to follow a policy of retaining earnings in order to finance the development of the business.

         Sale of Unregistered Securities. The Company has not sold any securities during the past three years in an unregistered offer and sale.

         Stock Options. In fiscal year 2005, Dynatronics granted options to employees, officers and directors pursuant to stock option plans. The total number of shares of common stock issuable under such options is 564,924 shares with an average exercise price of $1.70 per share. In fiscal year 2004, Dynatronics granted 118,712 stock options for shares of common stock at an average exercise price of $1.81 per share.

         Stock Repurchase. On September 3, 2003, the Company announced a stock repurchase program. The Board of Directors authorized the expenditure of up to $500,000 to purchase the Company's common stock on the open market pursuant to regulatory restrictions governing such repurchases. During fiscal year 2004, the Company purchased 77,400 shares for approximately $89,000, leaving over $400,000 of authorized funds for future stock repurchases. No shares were repurchased during fiscal year 2005. The stock repurchase program is conducted pursuant to safe harbor regulations under Rule 10b-18 of the Exchange Act for the repurchase by an issuer of its own shares.

Item 6.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

Overview
--------

         Our principal business is the design, manufacture, marketing and distribution of physical medicine products and aesthetic products. We currently sell approximately 2,000 physical medicine and aesthetic products through a network of national and international independent dealers, direct relationships with certain national accounts, and a full-line catalog.

         Sales of all physical medicine products represented 85% of total revenues in 2005 compared to 88% in 2004, while sales of aesthetic products accounted for 9% of total revenues in 2005 and 6% of total revenues in 2004. Chargeable repairs, billable freight revenue and other miscellaneous revenue accounted for 6% of total revenues in both 2005 and 2004.

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

Selected Financial Data
-----------------------

         The table below summarizes selected financial data contained in the Company's audited financial statements for the past six fiscal years. The financial statements for the fiscal years ended June 30, 2005 and 2004 are included with this report.

                             Selected Financial Data
                            Fiscal Year Ended June 30

                             2005             2004         2003          2002           2001          2000
                         ----------------------------------------------------------------------------------------
Net Sales                $  20,404,368  $  20,587,273  $   16,896,992  $  17,133,953  $  17,460,789  $ 15,779,748
Net Income               $     728,816  $     883,300  $       24,799  $     316,101  $     334,179  $     35,910
Net Income
 per share (diluted)     $         .08  $         .10  $          .00  $         .04  $         .04  $        .00
Working Capital          $   7,043,854  $   6,300,582  $    5,516,720  $   5,484,167  $   4,971,946  $  4,550,747
Total Assets             $  13,459,723  $  14,272,579  $   12,713,029  $  12,508,202  $  13,560,347  $ 12,595,581
Long-term Obligations    $   1,914,490  $   2,034,854  $    2,203,779  $   2,331,698  $   2,174,348  $  2,330,501

Fiscal Year 2005 Compared to Fiscal Year 2004
---------------------------------------------

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Audited Financial Statements and Notes thereto appearing elsewhere in this report.

Net Sales

         For the second consecutive year, net sales for the Company exceeded $20 million. Total net sales for the year ended June 30, 2005 were $20,404,368, compared to $20,587,273 during fiscal year 2004. Our ability to maintain sales at this level reflects the popularity and staying power of the Solaris line of products introduced in fiscal year 2004. The Dynatron Solaris Series is a family of advanced technology combination therapy devices incorporating seven electrotherapy waveforms and/or ultrasound therapy in combination with optional infrared light therapy probes. Infrared light therapy is commonly used for treating muscle and joint pain as well as arthritis pain and stiffness. Hundreds of independent research studies have proven the efficacy of light therapy in clinics around the world. Over the course of fiscal year 2005, we saw sales of our legacy 50 Series products decline while sales of our Solaris products increased. Sales of aesthetic products also continued to improve and experienced a 42% increase in sales over last year.

Gross Profit

         While sales for fiscal year 2005 were consistent with last year, our gross profit actually improved over fiscal year 2004. During fiscal year 2005, gross profit was $8,299,289 or 40.7% of net sales compared to $8,200,295 or 39.8% of net sales in 2004. The improvement in gross margin in 2005 reflects the 42% increase in sales of high-margin Synergie devices and related products, which carry an average gross margin in excess of 50%.

Selling, General and Administrative Expense

         Selling, general and administrative (SG&A) expenses for the year ended June 30, 2005 were $5,748,529 or 28.2% of net sales compared to $5,528,835 or 26.9% of net sales in 2004. Total SG&A expenses in 2005 increased by $219,694 or 4.0% compared to 2004. Much of the added expense incurred during fiscal year 2005 was directed at enhancing the Company's infrastructure. For example, during fiscal year 2005, we installed a new enterprise-wide software system to manage sales orders, accounting functions, manufacturing processes and reporting. This upgrade benefited every process, procedure, and major function in the Company and required many overtime hours in the first few months of the fiscal year to effectively implement this system. Even though the process was difficult and expensive, we believe that migrating to a more powerful platform will support future operations of the Company.

         The cost of the new enterprise-wide software system and the added manpower to support this new system increased SG&A expenses during fiscal year 2005 and will continue to be an added expense in future years. We believe this new system is improving manufacturing efficiencies due to better information management offered by the new system.

         The three primary components affecting SG&A expenses in fiscal year 2005 compared to 2004 were:

         o Approximately $191,500 in additional costs to install and support the new enterprise-wide software system including additional production labor expenses.
         o Approximately $107,000 in increased Synergie advertising and tradeshow activities as well as higher labor expenses to support the higher sales of Synergie aesthetic products.
         o Partially offsetting the increased SG&A expenses were $100,500 in lower incentive compensation expenses.

Research and Development

         The Company continues to pursue an aggressive R&D strategy. During fiscal year 2005, we increased the size of our engineering department adding capabilities in both mechanical and electrical engineering. Increasing our staff of engineers has enabled us to develop new products at a more rapid pace. A record number of new products are currently under development and are scheduled to be introduced in the first half of fiscal year 2006. While this effort has increased costs for fiscal year 2005, it has also positioned us to generate growth in both sales and profitability in the near future. R&D expenses during fiscal 2005 increased $156,007 to $1,302,722 compared to $1,146,715 in fiscal 2004. R&D expenses represented approximately 6.4% and 5.6% of the net sales of the Company in the 2005 and 2004 periods, respectively. R&D costs are expensed as incurred.

Pre-tax profit

         Pre-tax profit for the year ended June 30, 2005 was $1,150,856 compared to $1,377,444 in 2004. Higher gross profit generated during fiscal year 2005 was offset by higher costs related to the installation and operation of the new enterprise-wide software system, together with higher selling and R&D costs.

Income Tax

         Income tax expense for the year ended June 30, 2005 was $422,040 compared to $494,144 in 2004. The effective tax rate for the year ended June 30, 2005 was 36.7% compared to 35.9% in 2004.

Net Income

         Net income for the year ended June 30, 2005 was $728,816 (approximately $.08 per share), compared to $883,300 (approximately $.10 per share) in 2004. The implementation of our new enterprise-wide software system, the addition of new personnel, and the ramp up in new product development have all added cost to the past year, but have provided a launching pad for future growth in sales and profits.

Liquidity and Capital Resources
-------------------------------

         The Company has financed its operations through cash reserves, available borrowings under its line of credit, and from cash provided by operations. The Company had working capital of $7,043,854 at June 30, 2005, inclusive of the current portion of long-term obligations and credit facilities, as compared to working capital of $6,300,582 at June 30, 2004.

Accounts Receivable

         Trade accounts receivable, net of allowance for doubtful accounts, decreased $731,105 to $3,006,315 at June 30, 2005 compared to $3,737,420 at June
30, 2004. Management anticipates accounts receivable could increase in future periods due to the planned introduction of eight new products in fiscal year 2006 which are expected to increase sales.

         Trade accounts receivable represent amounts due from the Company's dealer network and from medical practitioners and clinics. We estimate that the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers. Accounts receivable are generally collected within 30 days of the agreed terms.

Inventories

         Inventories, net of reserves, at June 30, 2005 remained relatively constant at $4,712,523 compared to $4,687,797 at June 30, 2004. Management expects that inventories will likely increase over the course of the next fiscal year based on the Company's planned new product introductions.

Prepaid Expenses

         Prepaid expenses decreased $65,819 to $386,935 at June 30, 2005 compared to $452,754 at June 30, 2004 due primarily to a reduction in advances made to suppliers for various component parts.

Goodwill

         Goodwill at June 30, 2005 and June 30, 2004 was $789,422. Beginning July 1, 2002, the Company adopted the provisions of SFAS No. 142 Goodwill and other Intangible Assets. In compliance with SFAS 142, management utilized standard principles of financial analysis and valuation including: transaction value, market value and income value methods to arrive at a reasonable estimate of the fair value of the Company in comparison to its book value. The Company has determined it has one reporting unit. As of July 1, 2002 and June 30, 2005, the fair value of the Company exceeded the book value of the Company. Therefore, there was no indication of impairment upon adoption of SFAS No. 142 or at June 30, 2005. Management is primarily responsible for the FAS 142 valuation determination and performed the annual impairment assessment during the Company's fourth quarter.

Accounts Payable

         Accounts payable decreased by $75,547 to $605,788 at June 30, 2005 compared to $681,335 at June 30, 2004. The decrease in accounts payable is a result of the timing of our weekly payments to suppliers and the timing of purchases of product components. All accounts payable are within term. We continue to take advantage of available early payment discounts when offered.

Accrued Expenses

         Accrued expenses increased by $127,466 to $571,940 at June 30, 2005 compared to $444,474 at June 30, 2004. The increase in accrued expenses is related primarily to the timing of our June 2005 national dealer meeting and accrued expenses for sales incentive programs. In 2004, the sales incentive programs were completed earlier in the year.

Accrued Payroll & Benefit Expenses

         Accrued payroll & benefit expenses decreased by $55,805 to $368,167 at June 30, 2005 compared to $423,972 at June 30, 2004. The decrease in accrued payroll & benefit expenses is related to lower accrued bonuses for employees, officers, and directors for fiscal year 2005 compared to 2004.

Income Taxes Payable

         Income taxes payable was -0- at June 30, 2005, compared to $200,294 at June 30, 2004. As of June 30, 2005, the Company had paid all estimated income taxes expected for its fiscal year 2005.

Cash

         The Company's cash position was $472,899 at June 30, 2005 compared to $573,027 at June 30, 2004. The Company believes that its current cash balances, amounts available under its line of credit and cash provided by operations will be sufficient to cover its operating needs in the ordinary course of business for the next twelve months. If we experience an adverse operating environment or unusual capital expenditure requirements, additional financing may be required. However, no assurance can be given that additional financing, if required, would be available on favorable terms.

Line of Credit

         The Company maintains a revolving line of credit with a commercial bank in the amount of $4,500,000. The outstanding balance on our line of credit was $264,761 at June 30, 2005 compared to $1,604,535 at June 30, 2004. The $1.3 million reduction in the outstanding balance of the line of credit was attributable primarily to improved collections of trade accounts receivable and profits generated during the year. Interest on the line of credit is based on the bank's prime rate, which at June 30, 2005, equaled 6.25%. The line of credit is collateralized by accounts receivable and inventories. Borrowing limitations are based on 30% of eligible inventory and up to 80% of eligible accounts receivable. At June 30, 2005, the maximum borrowing base was calculated to be $3.6 million. The line of credit is renewable annually on December 1st and includes covenants requiring the Company to maintain certain financial ratios. As of June 30, 2005, the Company was in compliance with all loan covenants.

         The current ratio was 4.5 to 1 at June 30, 2005 compared to 2.8 to 1 at June 30, 2004. Current assets represent 67% of total assets at June 30, 2005.

Debt

         Long-term debt excluding current installments totaled $1,330,325 at June 30, 2005 compared to $1,553,832 at June 30, 2004. Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee. The principal balance on the mortgage loans is approximately $1.6 million with monthly principal and interest payments of $21,370.

Stock Repurchase Program

         On September 3, 2003, the Company announced a stock repurchase program. The Board of Directors authorized the expenditure of up to $500,000 to purchase the Company's common stock on the open market pursuant to regulatory restrictions governing such repurchases. During fiscal 2004, the Company purchased $89,000 of stock leaving over $400,000 of authorized funds for future stock repurchases. The stock repurchase program is conducted pursuant to safe harbor regulations under Rule 10b-18 of the Exchange Act for the repurchase by an issuer of its own shares. No shares were repurchased during fiscal year 2005.

Inflation and Seasonality

         The Company's revenues and net income from continuing operations have not been unusually affected by inflation or price increases for raw materials and parts from vendors.

         The Company's business operations are not materially affected by seasonality factors.

Critical Accounting Policies
----------------------------

         We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and risks related to these policies on our business operations are discussed in this Management's Discussion and Analysis where such policies affect our reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, see Notes to the Audited Financial Statements contained in this annual report. In all material respects, management believes that the accounting principles that are utilized conform to accounting principles generally accepted in the United States of America.

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

         Any modifications to estimates of inventory valuation reserves are reflected in the cost of goods sold within the statements of income during the period in which such modifications are determined necessary by management. At June 30, 2005 and 2004, our inventory valuation reserve balance, which established a new cost basis, was $368,167 and $334,393, respectively, and our inventory balance was $4,712,523 and $4,687,797 net of reserves, respectively.

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

Allowance for Doubtful Accounts

         We must make estimates of the collectibility of accounts receivable. In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $3,006,315 and $3,737,420, net of allowance for doubtful accounts of $252,509 and $182,941, at June 30, 2005 and June 30, 2004, respectively.

Business Plan and Outlook
-------------------------

         Over the past seven years, annual net sales have grown from $12.6 million in fiscal year 1998 to $20.4 million in 2005. During fiscal year 2005, we continued to focus our efforts on fueling and sustaining growth through the development of new products for the rehabilitation and aesthetics markets while, at the same time, strengthening our channels of distribution and improving operating efficiencies.

         The fruits of our focused R&D campaign begun in 2002 were initially manifest in September 2004 when we introduced the Solaris Series, a new product line of advanced technology electrotherapy/ultrasound products featuring an infrared light therapy probe. This new family of products has quickly become our top selling line, due largely to the popularity of light therapy. Light therapy is becoming widely recognized for its successful treatment of painful conditions.

         In July 2005, we announced that we would be introducing eight new products over the coming months. The first of those products will be the Dynatron Xp Infrared Light Pad and Dynatron XpB, or Booster Box. With the introduction of the Dynatron Xp and XpB, we are providing practitioners with a tool that will allow unattended therapy of large segments of the body such as the back, thigh or shoulder. We believe it will allow us to leapfrog competitors who are just now catching up to the Solaris technology we introduced two years ago.

         The Dynatron XpB is an accessory that will allow users of the thousands of Solaris units sold over the last two years to add the new Xp Infrared Light Pad as an accessory to their existing Solaris device. This compatibility of technology not only opens a significant market segment for the new Xp Infrared Light Pad, but assures users of Dynatronics products that we are working to make these technologies affordable for them.

         Another new product that is expected to be introduced early in the second quarter of fiscal year 2006 is the Dynatron Solaris X3, a unit that offers only light therapy applications. The original Solaris series devices offered light therapy as an added accessory to our popular combination electrotherapy/ultrasound technology. However, there has been increasing market demand for a stand-alone unit. The X3 has been designed to provide the ability to operate two Xp Infrared Light Pads or two light therapy probes simultaneously.

         The probes being offered with the X3 include not only the existing Dynatron 880 and 890 probes but also two new probes - one with a much higher infrared wavelength output and the other a combination infrared and blue wavelength output.

         In the second quarter of fiscal year 2006, we also anticipate introducing the DX2 combination traction and light therapy device. We believe that combining the pain relieving characteristics of infrared light therapy as offered through our new Xp Light Pad, with the traditional benefits of decompression therapy through traction will make our DX2 traction device one of the most unique devices of its kind on the market. It is designed to provide practitioners a more efficacious way to relieve pain using combination therapy. We anticipate this unique combination of modalities together with the benefits of touch screen technology will create significant demand for this product.

         To support this product, we also plan to introduce a new traction therapy table, the Dynatron T4, which we expect to be one of the best value tables on the market for traction and decompression therapy. The T4 and DX2 will typically be sold together as a package.

         Lastly, we have seen declining iontophoresis sales over the past two years. To combat that trend, we will be introducing the Dynatron iBox, a new drug delivery device for iontophoresis that we believe is the most technologically advanced product of its kind on the market. We intend to use this device to leverage sales of the iontophoresis electrodes we carry.

         Another important part of our strategic plan is the expansion of worldwide marketing efforts. Over the past two years, international sales have more than doubled and we continue to press forward seeking additional opportunities for international expansion. The Company's Salt Lake City operation, where all electrotherapy, ultrasound, STS devices, light therapy and Synergie products are manufactured, is certified to ISO 13485, an internationally recognized standard of excellence in medical device manufacturing. This designation is an important requirement in obtaining the CE Mark certification, which allows us to market our products in the European Union and other foreign countries.

         We continue efforts to promote our line of aesthetic products. During fiscal year 2005, sales of aesthetic products increased 42% over 2004, due in part to strong interest in the international market for these products. In January 2004, we introduced the Synergie LT device, an infrared light therapy unit designed specifically for aesthetic applications. The introduction of the Synergie LT device is positioning Dynatronics to compete more fully in the spa and beauty market. We plan to develop and introduce additional light therapy probes for the aesthetic market using different wavelengths of light. Recent interest by medical spas in the use of other physical therapy modalities such as electrotherapy, ultrasound and light therapy in aesthetic applications has opened new potential for crossover of physical medicine modalities into the aesthetics market. This presents a unique opportunity for us to grow sales of new aesthetic products with little additional R&D effort since the products have already been developed for the physical medicine markets.

         Based on our defined strategic initiatives, we are focusing our resources in the following areas:

         o Reinforcing our position in the physical medicine market through an aggressive research and development campaign that will result in the introduction of eight new products, both high tech and commodity, in fiscal year 2006.

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

         Dependence on Patents and Proprietary Rights. The Company has seven patents issued and one patent pending relating to its products. In addition, we have obtained by license the worldwide rights to the STS patent. The Company's trademarks have also been registered in the United States and in other countries. There can be no assurance that patents owned by or licensed to us will not be challenged or circumvented or will provide us with any competitive advantages or that a patent will issue from any pending patent application. We also rely upon copyright protection for our proprietary software and other property. There can be no assurance that any copyright obtained will not be circumvented or challenged. In addition, we rely on trade secrets that we seek to protect, in part, through confidentiality agreements with employees and other parties. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the our trade secrets will not otherwise become known to or independently developed by competitors. The Company may become involved from time to time in litigation to determine the enforceability, scope and validity of proprietary rights. Any such litigation could result in substantial cost to the Company and divert the efforts of its management and technical personnel.

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

                                                REPORT OF INDEPENDENT REGISTERED
                                                          PUBLIC ACCOUNTING FIRM






To the Board of Directors of
Dynatronics Corporation


We have audited the balance sheet of Dynatronics Corporation, as of June 30, 2005 and 2004, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynatronics Corporation as of June 30, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/  Tanner LC




Salt Lake City, Utah
August 30, 2005


                             DYNATRONICS CORPORATION
                                 Balance Sheets
                             June 30, 2005 and 2004


                  Assets                                         2005                 2004
                                                            --------------      ----------------
Current assets:
   Cash                                                     $      472,899               573,027
   Trade accounts receivable, less allowance for
     doubtful accounts of $252,509 June 30, 2005
     and $182,941 at June 30, 2004                               3,006,315             3,737,420
   Other receivables                                                91,129                76,213
   Inventories                                                   4,712,523             4,687,797
   Prepaid expenses                                                386,935               452,754
   Prepaid income taxes                                             21,701                     -
   Deferred tax asset-current                                      384,077               335,000
                                                            --------------      ----------------
          Total current assets                                   9,075,579             9,862,211


Property and equipment, net                                      3,221,944             3,310,083
Goodwill, net of accumulated amortization of $649,792
     at June 30, 2005 and at June 30, 2004                         789,422               789,422
Other assets                                                       372,778               310,863
                                                            --------------      ----------------
                                                            $   13,459,723            14,272,579
                                                            ==============      ================

            Liabilities and Stockholders' Equity

Current liabilities:
   Current installments of long-term debt                   $      221,069               207,019
   Line of credit                                                  264,761             1,604,535
   Accounts payable                                                605,788               681,335
   Accrued expenses                                                571,940               444,474
   Accrued payroll and benefit expenses                            368,167               423,972
   Income tax payable                                                    -               200,294
                                                            --------------      ----------------
          Total current liabilities                              2,031,725             3,561,629

Long-term debt, excluding current installments                   1,330,325             1,553,832
Deferred compensation                                              360,518               331,022
Deferred tax liability - noncurrent                                223,647               150,000
                                                            --------------      ----------------
          Total  liabilities                                     3,946,215             5,596,483
                                                            --------------      ----------------
Stockholders' equity:
   Common stock, no par value.  Authorized 50,000,000
     shares; issued 9,015,128 shares at June 30, 2005 and
     8,956,688 shares at June 30, 2004                           2,779,000             2,670,404
   Retained earnings                                             6,734,508             6,005,692
                                                            --------------      ----------------
          Total stockholders' equity                             9,513,508             8,676,096
                                                            --------------      ----------------
Commitments

                                                            $   13,459,723            14,272,579
                                                            ==============      ================



See accompanying notes to financial statements.


                             DYNATRONICS CORPORATION
                              Statements of Income
                       Years Ended June 30, 2005 and 2004


                                                                2005                    2004
                                                            --------------      ----------------
Net sales                                                   $   20,404,368            20,587,273
Cost of sales                                                   12,105,079            12,386,978
                                                            --------------      ----------------
     Gross profit                                                8,299,289             8,200,295

Selling, general, and administrative expenses                    5,748,529             5,528,835
Research and development expenses                                1,302,722             1,146,715
                                                            --------------      ----------------
     Operating income                                           1,248,038              1,524,745
                                                            --------------      ----------------

Other income (expense):
   Interest income                                                   9,377                12,818
   Interest expense                                               (139,482)             (169,433)
   Other income, net                                                32,923                 9,314
                                                            --------------      ----------------
     Total other income (expense)                                  (97,182)             (147,301)
                                                            --------------      ----------------

     Income before income taxes                                  1,150,856             1,377,444

Income tax expense                                                 422,040               494,144
                                                            --------------      ----------------

     Net income                                             $      728,816               883,300
                                                            ==============      ================

     Basic net income per common share                      $         0.08                  0.10
                                                            ==============      ================

     Diluted net income per common share                    $         0.08                  0.10
                                                            ==============      ================

Weighted average basic and diluted common shares outstanding

     Basic                                                       8,973,911             8,871,214
     Diluted                                                     9,213,808             9,213,219





See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION
                       Statements of Stockholders' Equity
                       Years Ended June 30, 2005 and 2004


                                                                Common              Redeemed        Retained       Stockholders'
                                                                stock                stock          earnings         equity
                                                            --------------      -------------     ------------    --------------
Balances at June 30, 2003                                   $    2,478,981                  -        5,122,392         7,601,373

Redeemed 77,400 shares of common stock                                   -            (89,000)               -           (89,000)

Retired 77,400 shares of redeemed stock                            (89,000)            89,000                -                 -

Issuance of 164,753 shares of common stock
  upon exercise of employee stock options                          193,451                  -                -           193,451

Income tax benefit disqualifying disposition
  of employee stock options                                         86,972                  -                -            86,972

Net income                                                               -                  -          883,300           883,300
                                                            --------------      -------------     ------------    --------------

Balances at June 30, 2004                                        2,670,404                  -        6,005,692         8,676,096

Issuance of 58,440 shares of common stock
  upon exercise of employee stock options                           53,801                  -                -            53,801

Issuance of 25,000 common stock options for
   services                                                         29,700                  -                -            29,700

Income tax benefit disqualifying disposition
  of employee stock options                                         25,095                  -                -            25,095

Net income                                                               -                  -          728,816           728,816
                                                            --------------      -------------     ------------    --------------

Balances at June 30, 2005                                   $    2,779,000                  -        6,734,508         9,513,508
                                                            ==============      =============     ===========     ==============



See accompanying notes to financial statements.


                             DYNATRONICS CORPORATION
                            Statements of Cash Flows
                       Years Ended June 30, 2005 and 2004

                                                                 2005                 2004
                                                            --------------      ----------------
Cash flows from operating activities:
  Net income                                                $      728,816               883,300
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization of property and
          equipment                                                372,332               321,007
       Other amortization                                            7,324                 7,324
       Provision for doubtful accounts                              96,000                96,000
       Provision for inventory obsolescence                        276,000               276,000
       Provision for warranty reserve                              169,321               164,574
       Provision for deferred compensation                          29,496                25,368
       Compensation expense on stock options                        29,700                     -
       Change in operating assets and liabilities:
          Receivables                                              620,189            (1,432,848)
          Inventories                                             (300,726)             (319,308)
          Prepaid expenses and other assets                         (3,420)                6,213
          Deferred tax asset                                        24,570               (16,512)
          Income tax receivable                                     21,701               105,804
          Accounts payable and accrued expenses                   (173,207)               58,031
          Income tax Payable                                      (218,601)              287,266
                                                            --------------      ----------------
               Net cash provided by operating
               activities                                        1,679,495               462,219
                                                            --------------      ----------------
Cash flows from investing activities:
  Capital expenditures                                            (284,162)             (428,537)
  Proceeds from sale of assets                                         (31)                    -
                                                            --------------      ----------------

               Net cash used in investing activities              (284,193)             (428,537)
                                                            --------------      ----------------

Cash flows from financing activities:
  Principal payments on long-term debt                            (209,457)             (191,822)
  Net change in line of credit                                  (1,339,774)              222,440
  Proceeds from issuance of common stock                            53,801               193,451
  Redemption of common stock                                             -               (89,000)
                                                            --------------      ----------------
               Net cash (used in) provided by financing
               activities                                       (1,495,430)              135,069
                                                            --------------      ----------------
               Net change in cash and cash
               equivalents                                        (100,128)              168,751

Cash at beginning of year                                          573,027               404,276
                                                            --------------      ----------------

Cash at end of year                                         $      472,899               573,027
                                                            ==============      ================


                                                                 2005                 2004
                                                            --------------      ----------------
Supplemental disclosures of cash flow information:
   Cash paid for interest                                   $      138,304               169,012
   Cash paid for income taxes                                      594,370               236,800
Supplemental disclosure of non-cash investing and
   financing activities:

        Income tax benefit from non-employee exercise
        of stock options                                            25,095                86,972


See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION
                          Notes to Financial Statements
                             June 30, 2005 and 2004


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

       (b)    Cash Equivalents

              For purposes of the combined statements of cash flows, all highly liquid investments with maturities of three months or less are considered to be cash equivalents. There were no significant cash equivalents as of June 30, 2005 and 2004.

       (c)    Inventories

              Finished goods inventories are stated at the lower of standard cost, which approximates actual cost (first-in, first-out), or market. Raw materials are stated at the lower of cost (first-in, first-out), or market.

       (d)    Trade Accounts Receivable

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

       (e)    Property and Equipment

              Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of related assets. The building and its component parts are being depreciated over their estimated useful lives that range from 5 to
              31.5 years. Estimated lives for all other depreciable assets range from 3 to 7 years.

       (f)    Goodwill and Long-Lived Assets

              Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, as of July 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Management is primarily responsible for the SFAS No. 142 valuation determination. In compliance with SFAS No. 142, management utilizes standard principles of financial analysis and valuation including: transaction value, market value, and income value methods to arrive at a reasonable estimate of the fair value of the Company in comparison to its book value. The Company has determined it has one reporting unit. As of July 1, 2002, the fair value of the Company exceeded the book value of the Company. Therefore, there was not an indication of impairment upon adoption of SFAS No. 142. Management performed its annual impairment assessment during the Company's fourth quarter of fiscal year 2005 and 2004 and has determined there is not an indication of impairment. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

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

                             DYNATRONICS CORPORATION
                    Notes to Financial Statements - Continued



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

       (g)    Revenue Recognition

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

       (h)    Research and Development Costs

              Research and development costs are expensed as incurred.

       (i)    Product Warranty Reserve

              Costs estimated to be incurred in connection with the Company's product warranty programs are charged to expense as products are sold based on historical warranty rates.

       (j)    Earnings per Common Share

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

              A reconciliation between the basic and diluted weighted average number of common shares for 2005 and 2004 is summarized as follows:

                                                           2005           2004
                                                         ---------     ---------
             Basic weighted average number of
             common shares outstanding during
             the period                                  8,973,911     8,871,214

             Weighted average number of dilutive
             common stock options outstanding
             during the period                             239,897       342,005
                                                         ---------     ---------
             Diluted weighted average number of
             common and common equivalent shares
             outstanding during the period               9,213,808     9,213,219
                                                         =========     =========

              Outstanding options not included in the computation of diluted net income per share total 188,092 and 172,332 as of June 30, 2005 and 2004, respectively, because to do so would have been antidilutive.

       (k)    Income Taxes

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

                             DYNATRONICS CORPORATION
                    Notes to Financial Statements - Continued



       (l)    Stock-Based Compensation

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

                                                             Year ended    Year ended
                                                              June 30,      June 30,
                                                               2005           2004
                                                            -----------   -----------
            Net income as reported                          $   728,816       883,300
            Less: pro forma adjustment for stock based
                compensation, net of income tax                 (44,042)     (114,656)
                                                            -----------   -----------
                           Pro forma net  income            $   684,774       768,644
                                                            ===========   ===========
            Basic net income per share:
                     As reported                            $      0.08          0.10
                     Effect of pro forma adjustment                   -         (0.01)
                                                            -----------   -----------
                     Pro forma                                     0.08          0.09

            Diluted net income per share:
                     As reported                                   0.08          0.10
                     Effect of pro forma adjustment               (0.01)        (0.02)
                                                            -----------   -----------
                     Pro forma                              $      0.07          0.08
                                                            ===========   ===========

              The Company has no employee stock-based compensation expense since stock options have exercise prices at least equal to the market price of the Company's stock on the grant date.

              The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:
                                                          June 30
                                                 -------------------------------
                                                     2005           2004
                                                 -------------------------------
             Expected dividend yield                  0%             0%
             Expected stock price volatility         86-89%         82-89%
             Risk-free interest rate             3.68 - 4.45%   3.31 - 4.34%
             Expected life of options             1 & 7 years    5 & 7 years

                             DYNATRONICS CORPORATION
                    Notes to Financial Statements - Continued



              The weighted average fair value of options granted during 2005 and 2004 was $1.31 and $1.40, respectively.

       (m)    Concentration of Risk

              In the normal course of business, the Company provides unsecured credit terms to its customers. Most of the Company's customers are involved in the medical industry. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

       (n)    Operating Segments

              The Company operates in one line of business, the development, marketing, and distribution of a broad line of medical products for the physical therapy and aesthetics markets. As such, the Company has only one reportable operating segment as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

              The Company groups their sales into physical medicine products and aesthetic products. Physical medicine products consisted of 85% of net sales for the year ended June 30, 2005 and 88% for the year ended June 30, 2004. Aesthetics products consisted of 9% and 6% of net sales for years ended June 30, 2005 and 2004, respectively. Chargeable repairs, billable freight and other miscellaneous revenue account for the remaining 6% of total revenues in both years ended June 30, 2005 and 2004, respectively.

       (o)    Use of Estimates

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

       (p)    Fair Value Disclosure

              The carrying value of accounts receivable, accounts payable, accrued expenses, and line of credit approximates their estimated fair value due to the relative short maturity of these instruments. The carrying value of long-term debt approximates its estimated fair value due to recent issuance of the debt or the existence of interest rate reset provisions.

       (q)    Advertising Cost

              Advertising costs are expensed as incurred except for catalogs. Catalogs are recorded as prepaid supplies until they are no longer owned or expected to be used, at which time they are recorded as advertising expense. Advertising expense for the years ended June 30, 2005 and 2004 was approximately $232,000 and $189,000, respectively. No prepaid supplies consisted of catalogs as of June 30, 2005 and 2004.

(2)   Inventories

      Inventories consist of the following:

                                                   2005              2004
                                               --------------   --------------
             Raw materials                    $    2,653,005        2,906,721
             Finished goods                        2,409,435        2,115,469
             Inventory reserve                      (368,167)        (334,393)
                                               --------------   --------------
                                              $    4,712,523        4,687,797
                                               ==============   ==============

                             DYNATRONICS CORPORATION
                    Notes to Financial Statements - Continued



(3)    Property and Equipment

       Property and equipment consist of the following:

                                                      2005              2004
                                                ---------------   --------------
             Land                               $       354,743          354,743
             Buildings                                2,921,127        2,899,729
             Machinery and equipment                  1,560,010        1,753,220
             Office equipment                         1,011,101          801,297
             Vehicles                                    94,290           80,680
                                                ---------------   --------------
                                                      5,941,271        5,889,669
             Less accumulated depreciation and
                amortization                          2,719,327        2,579,586
                                                ---------------   --------------
                                                $     3,221,944        3,310,083
                                                ===============   ==============

(4)    Product Warranty Reserve

       A reconciliation of the changes in the product warranty reserve, which is include in accrued expenses, consists of the following:

                                                    2005               2004
                                                ---------------   --------------
           Beginning product warranty
             reserve balance                    $       184,000         160,000
           Warranty repairs                            (145,322)       (140,573)
           Warranties issued                            139,324         296,457
           Changes in estimated warranty costs           29,998        (131,884)
                                                ---------------   --------------

                Ending product warranty
                   reserve balance              $       208,000         184,000
                                                ===============   ==============

(5)    Line of Credit

       The Company has a revolving line of credit facility with a commercial bank in the amount of $4.5 million. Borrowing limitations are based on 30% of eligible inventory and up to 80% of eligible accounts receivable. At June 30, 2005 and 2004, the outstanding balance was approximately $265,000 and $1.60 million, respectively. The line of credit is collateralized by inventory and accounts receivable and bears interest at the bank's "prime rate," (6.25% and 4.25% at June 30, 2005 and 2004, respectively). This line is subject to annual renewal and matures on December 1, 2005. Accrued interest is payable monthly.

(6)    Long-Term Debt

       Long-term debt consists of the following:

                                                                                    2005           2004
                                                                                ------------    -----------
       6.75% promissory note secured by building, maturing May 2017,
       payable in  monthly installments beginning at $5,641                     $    594,227    $   628,653
       6.21% promissory note secured by a trust deed on real
       property, maturing November 2013, payable in decreasing
       installments beginning at $7,545 monthly ($7,060 during
       2003 and 2002)                                                                550,191        599,099
       5.84% promissory note secured by a trust deed on real                                            50
       property, payable in monthly installments of $8,669
       through November 2008                                                         320,791        403,150
       8.87% promissory note secured by fixed assets, payable in
       monthly installments of $3,901 through May 2007                                83,683        123,053
       Other notes payable                                                             2,502          6,896

                                                                                ------------    -----------
                        Total long-term debt                                       1,551,394      1,760,851
      Less current installments                                                      221,069        207,019
                                                                                ------------    -----------
                        Long-term debt, excluding current installments          $  1,330,325    $ 1,553,832
                                                                                ============    ===========

                             DYNATRONICS CORPORATION
                    Notes to Financial Statements - Continued



       The aggregate maturities of long-term debt for each of the years subsequent to 2005 are as follow: 2006, $221,069; 2007, $229,370; 2008,
       $198,632; 2009, $147,980; 2010, $112,502 and thereafter $641,841.

(7)    Leases

       The Company leases vehicles under noncancelable operating lease agreements. Rent expense for the years ended June 30, 2005 and 2004 was $23,664 and $24,379, respectively. Future minimum rental payments required under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of 2005 are as follows:
       2006, $20,440; 2007, $14,269 and 2008, $8,118.

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

                                                      As of            As of
                                                  June 30, 2005    June 30, 2004
                                                 -------------------------------
       Gross carrying amount                    $     73,240           73,240
       Accumulated amortization                       35,400           28,076
                                                 -------------------------------
                  Net carrying amount           $     37,840           45,164
                                                 ===============================

       Amortization expense associated with the license agreement was $7,325 for 2005 and 2004. Estimated amortization expense for the existing license agreement is expected to be $7,325 for each of the fiscal years ending June 30, 2006 through June 30, 2010.

(9)    Income Taxes

       Income tax expense for the years ended June 30 consists of:

                                  Current         Deferred          Total
                                --------------  ---------------   -------------
      2005:
           U.S. federal        $      332,838           21,278         354,116
           State and local             64,632           3,292           67,924
                                --------------  ---------------   -------------
                               $      397,470           24,570         422,040
                                ==============  ===============   =============
      2004:
           U.S. federal        $      427,816         (14,298)         413,518
           State and local             82,840          (2,214)          80,626
                                --------------  ---------------   -------------
                               $      510,656         (16,512)         494,144
                                ==============  ===============   =============

                             DYNATRONICS CORPORATION
                    Notes to Financial Statements - Continued



       Actual income tax expense differs from the "expected" tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to income before income taxes) as follows:

                                                     2005             2004
                                                 -------------    -------------
      Expected tax expense                      $     391,291          468,000
      State taxes, net of federal tax benefit          64,632           53,778
      Meals and entertainment                           1,552            2,000
      Officers' life insurance                         (3,239)          (4,716)
      Extraterritorial income exclusion                (7,480)          (5,000)
      Other, net                                      (24,716)         (19,918)
                                                 -------------    -------------
                                                $     422,040          494,144
                                                 =============    =============

       Deferred income tax assets and liabilities related to the tax effects of temporary differences are as follows:

                                                                              2005             2004
                                                                         -------------   --------------
       Net deferred tax asset - current:
            Inventory capitalization for income tax purposes            $      64,640           58,000
            Inventory reserve                                                 137,326          125,000
            Vacation reserve                                                       --            4,000
            Warranty reserve                                                   77,584           69,000
            Accrued product liability                                          10,341           11,000
            Allowance for doubtful accounts                                    94,186           68,000
                                                                         -------------   --------------
                            Total deferred tax asset - current          $     384,077          335,000
                                                                         =============   ==============
       Net deferred tax asset (liability) - non-current:
            Deferred compensation                                       $     134,473          123,000
            Property and equipment, principally due to differences in
            depreciation                                                     (361,409)        (277,000)
            Non-compete and goodwill                                            3,289            4,000
                                                                         -------------   --------------
       Total deferred tax liability - non-current                       $    (223,647)        (150,000)
                                                                         =============   ==============

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

(10)   Major Customers and Sales by Geographic Location

       During the fiscal years ended June 30, 2005 and 2004, sales to any single customer did not exceed 10% of total net sales.

       Sales in the United States and other countries were 95 percent and 5 percent for the fiscal year ended June 30, 2005, respectively and were 97 percent and 3 percent for the fiscal year ended June 30, 2004, respectively.

(11)  Common Stock

       On July 15, 2003, the Company approved an open-market share repurchase program for up to $500,000 of the Company's common stock. During the year ended June 30, 2004, the Company acquired and retired $89,000 of common stock. There were no stock repurchases during fiscal year 2005.

       The Company granted options to acquire common stock under its 1992 qualified stock option plan. The options are to be granted at not less than 100% of the market price of the stock at the date of grant. Option terms are determined by the board of directors, and exercise dates may range from six months to five years from the date of grant.

                             DYNATRONICS CORPORATION
                    Notes to Financial Statements - Continued



       A summary of activity follows:

                                                               2005                                    2004
                                                ------------------------------------    ------------------------------------
                                                                       Weighted                                Weighted
                                                   Number              average             Number              average
                                                  of shares         exercise price        of shares         exercise price
                                                --------------     -----------------    --------------     -----------------
       Options outstanding at
            beginning of year                         723,884  $         1.09                 903,645  $         1.09
       Options granted                                564,924            1.81                 118,712            1.81
       Options exercised                               56,880            1.17                 164,753            1.17
       Options canceled or expired                   (76,089)            1.33               (133,720)            1.33
                                                --------------                          --------------
       Options outstanding at end
            of year                                 1,155,839            1.15                 723,884            1.15
                                                ==============                          ==============
       Options exercisable at end
            of year                                   477,330            0.91                 550,953            1.06
                                                ==============                          ==============
       Range of exercise prices at
            end of year                                        $     0.66 - 3.00                       $     0.66 - 3.00

       At June 30, 2005, 429,109 shares of common stock were authorized and reserved for issuance, but were not granted under the terms of the stock option plan.

       The Company has 80,000 options outstanding that were not issued under the Company's stock option plan. The exercise price of the options ranges from $1.08 to $4.00. The options expire during fiscal 2007 through fiscal 2010.

(12)   Employee Benefit Plan

       During 1991, the Company established a deferred savings plan which qualifies under Internal Revenue Code Section 401(k). The plan covers all employees of the Company who have at least six months of service and who are age 20 or older. For 2005 and 2004, the Company made matching contributions of 25% of the first $2,000 of each employee's contribution. The Company's contributions to the plan for 2005 and 2004 were $30,204 and $26,530, respectively. Company matching contributions for future years are at the discretion of the board of directors.

(13)   Salary Continuation Agreements

       As of June 30, 2005 the Company had salary continuation agreements with two key employees. The agreements provide a pre-retirement salary continuation income to the employee's designated beneficiary in the event that the employee dies before reaching age 65. This death benefit amount is the lesser of $75,000 per year or 50% of the employee's salary at the time of death, and continues until the employee would have reached age
       65. The agreements also provide the employee with a 15-year supplemental retirement benefit if the employee remains in the employment of the Company until age 65. Estimated amounts to be paid under the agreements are being accrued over the period of the employees' active employment. As of 2005 and 2004, the Company has accrued $360,518 and $331,022, respectively, of deferred compensation under the terms of the agreements.

                             DYNATRONICS CORPORATION
                    Notes to Financial Statements - Continued



(14)   Recent Accounting Pronouncements

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

Item 8. Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure
        --------------------

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

Item 8B.  Other Information
          -----------------

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
        ------------------------------------------------------------------------
        With Section 16(a) of the Exchange Act
        --------------------------------------

         The Company hereby incorporates by reference into and makes a part of this report the information and disclosure set forth under the headings "Executive Officers and Directors," "Compliance with Section 16(a) of the Securities Exchange Act of 1934," "Committees and Meetings of the Board of Directors," "Audit Committee Financial Expert" and "Code of Ethics" contained in the Company's definitive proxy statement for its 2005 Annual Meeting of Shareholders, to be sent to shareholders of the Company subsequent to the filing of this report on Form 10-KSB.

Item 10.  Executive Compensation.
          ----------------------

         The Company hereby incorporates by reference into and makes a part of this report the information and disclosure set forth under the heading "Executive Compensation and other Matters" and "Remuneration of Directors" contained in the Company's definitive proxy statement for its 2005 Annual Meeting of Shareholders, to be sent to shareholders of the Company subsequent to the filing of this report on Form 10-KSB.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and
          ------------------------------------------------------------------
          Related Stockholders Matters.
          -----------------------------

         The Company hereby incorporates by reference into and makes a part of this report the information and disclosure set forth under the heading "Voting Securities and Principal Shareholders" and "Equity Compensation Plan Information" contained in the Company's definitive proxy statement for its 2005 Annual Meeting of Shareholders, to be sent to shareholders of the Company subsequent to the filing of this report on Form 10-KSB.

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

         During the two years ended June 30, 2005, the Company was not a party to any transaction in which any director, executive officer or shareholder holding more than 5% of the Company's issued and outstanding common stock had a direct or indirect material interest.

Item 13. Exhibits
         --------

       (a) Exhibits and documents required by Item 601 of Regulation S-B:

       1. Financial Statements (included in Part II, Item 7):

           Report of Independent Registered Public Accounting Firms..........F-1

           Balance Sheets at June 30, 2005 and 2004..........................F-2

           Statements of Income for years ended
           June 30, 2005 and 2004............................................F-3

           Statements of Stockholders'
           Equity for years ended June 30, 2005
           and 2004..........................................................F-4

           Statements of Cash Flows for
           years ended June 30, 2005 and 2004 ...............................F-5

           Notes to Financial Statements.....................................F-7


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

              3.2        Articles of Amendment dated November 21, 1988
                         (previously filed)

              3.3        Articles of Amendment dated November 18, 1993
                         (previously filed)

              4.1 Form of certificate representing Dynatronics Laser Corporation common shares, no par value. Incorporated by reference to a Registration Statement on Form S-1 (No. 2-85045) filed with the Securities and Exchange Commission and effective November 2, 1984.

              4.2 Amended and Restated 1992 Stock Option Plan, effective November 28, 1996 (previously filed)

              10.2 Employment contract with Kelvyn H. Cullimore, Jr. (previously filed)

              10.2 Employment contract with Larry K. Beardall (previously filed)

              10.3       Loan Agreement with Zion Bank (previously filed)

              10.4 Settlement Agreement dated March 29, 2000 with Kelvyn Cullimore, Sr. (previously filed)

              23.1       Consent of Tanner LC

              31 Certification under Rule 13a-14(a)/15d-14(a) of principal executive officer and principal financial officer

              32 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SECTION 1350)

Item 14.    Principal Accountants Fees and Services
            ---------------------------------------

         The Company hereby incorporates by reference into and makes a part of this report the information and disclosure set forth under the heading "Auditor Fees" contained in the Company's definitive proxy statement for its 2005 Annual Meeting of Shareholders, to be sent to shareholders of the Company subsequent to the filing of this report on Form 10-KSB.

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

Date:  September 27, 2005

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Kelvyn H. Cullimore, Jr.     Chairman, President, CEO    September 27, 2005
-------------------------------  (Principal Executive
Kelvyn H. Cullimore, Jr.         Officer)


/s/ Terry M. Atkinson, CPA       Chief Financial Officer     September 27, 2005
-------------------------------  (Principal Financial
Terry M. Atkinson, CPA           Officer and Principal
                                 Accounting Officer)


/s/ Larry K. Beardall            Director, Executive         September 27, 2005
-------------------------------  Vice President
Larry K. Beardall


/s/ E. Keith Hansen, MD          Director                    September 27, 2005
-------------------------------
E. Keith Hansen, M.D.


/s/ Howard L. Edwards            Director                    September 27, 2005
-------------------------------
Howard L. Edwards


                                 Director                    September 27, 2005
-------------------------------
Val J. Christensen


/s/ Joseph H. Barton             Director                    September 27, 2005
-------------------------------
Joseph H. Barton