Form 10QSB
period 2005-09-30
DYNATRONICS CORP
filed 2005-11-14
CIK 720875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2005.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of the issuer's common stock, no par value, as of November 9, 2005 is 9,020,339.

Transitional Small Business Disclosure Format (Check one): Yes __ No  X
                                                                     ------

                             DYNATRONICS CORPORATION
                                   FORM 10-QSB
                               SEPTEMBER 30, 2005
                                TABLE OF CONTENTS



                                                                     Page Number
                                                                     -----------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.................................................1

Unaudited Balance Sheets
September 30, 2005 and June 30, 2005.........................................1

Unaudited Statements of Operations
Three Months Ended September 30, 2005 and 2004...............................2

Unaudited Statements of Cash Flows
Three Months Ended September 30, 2005 and 2004...............................3

Notes to Unaudited Financial Statements......................................4

Item 2. Management's Discussion and Analysis or Plan of Operation............9

Item 3. Controls and Procedures.............................................16

PART II. OTHER INFORMATION

Item 6.  Exhibits...........................................................16

                             DYNATRONICS CORPORATION
                                 Balance Sheets


                                                                                                       June 30,
                                                                            September 30, 2005           2005
                                     Assets                                     (Unaudited)           (Audited)
                                                                            --------------------     -------------
Current assets:
   Cash                                                                  $              411,066   $       472,899
   Trade accounts receivable, less allowance for doubtful accounts of $250,101 at September 30, 2005 and $252,509 at
          June 30, 2005                                                               3,177,811         3,006,315
  Other receivables                                                                      99,663            91,129
   Inventories, net                                                                   4,575,441         4,712,523
   Prepaid expenses                                                                     573,337           386,935
   Prepaid income taxes                                                                  36,674            21,701
   Deferred tax asset-current                                                           384,077           384,077
                                                                            --------------------     -------------
          Total current assets                                                        9,258,069         9,075,579

Property and equipment, net                                                           3,163,196         3,221,944
Goodwill, net of accumulated amortization of $649,792 at
       September 30, 2005 and at June 30, 2005                                          789,422           789,422
Other assets                                                                            353,293           372,778
                                                                            --------------------     -------------
                                                                         $           13,563,980   $    13,459,723
                                                                            ====================     =============


            Liabilities and Stockholders' Equity

Current liabilities:
   Current installments of long-term debt                                $              224,453   $       221,069
   Line of credit                                                                       868,755           264,761
   Accounts payable                                                                     498,435           605,788
   Accrued expenses                                                                     483,538           571,940
   Accrued payroll and benefit expenses                                                 126,495           368,167
                                                                            --------------------     -------------
          Total current liabilities                                                   2,201,676         2,031,725

Long-term debt, excluding current installments                                        1,274,051         1,330,325
Deferred compensation                                                                   367,451           360,518
Deferred tax liability - noncurrent                                                     223,647           223,647
                                                                            --------------------     -------------
          Total  liabilities                                                          4,066,825         3,946,215
                                                                            --------------------     -------------

Stockholders' equity:
   Common stock, no par value.  Authorized 50,000,000 shares;
       issued 9,020,339 shares at September 30, 2005 and
      9,015,128 shares at June 30, 2005                                               2,784,968         2,779,000
   Retained earnings                                                                  6,712,187         6,734,508
                                                                            --------------------     -------------
          Total stockholders' equity                                                  9,497,155         9,513,508

                                                                            --------------------     -------------
                                                                         $           13,563,980   $    13,459,723
                                                                            ====================     =============


See accompanying notes to financial statements.

                                        DYNATRONICS CORPORATION
                                  Condensed Statements Of Operations
                                              (Unaudited)

                                                                   Three Months Ended
                                                                      September 30
                                                               2005                  2004
                                                         -----------------     -----------------
Net sales                                              $          4,358,428  $          4,918,884
Cost of sales                                                     2,769,844             2,907,405
                                                           -----------------     -----------------
     Gross profit                                                 1,588,584             2,011,479

Selling, general, and administrative expenses                     1,243,125             1,487,314
Research and development expenses                                   413,605               253,792
                                                           -----------------     -----------------
     Operating income (loss)                                        (68,146)              270,373
                                                           -----------------     -----------------

Other income (expense):
   Interest income                                                    2,791                   976
   Interest expense                                                 (30,189)              (35,789)
   Other income, net                                                 59,250                 7,283
                                                           -----------------     -----------------
     Total other income (expense)                                    31,852               (27,530)
                                                           -----------------     -----------------

     Income (Loss) before income taxes                              (36,294)              242,843

Income tax expense                                                  (13,973)               93,495
                                                           -----------------     -----------------

     Net income (loss)                                 $            (22,321) $            149,348
                                                           =================     =================

     Basic and diluted net  income (loss)
          per common share                             $              (0.00) $               0.02
                                                           =================     =================

Weighted average basic and diluted common shares outstanding (note 2)

     Basic                                                        9,017,771             8,957,876

     Diluted                                                      9,017,771             9,181,387


See accompanying notes to condensed financial statements.

                             DYNATRONICS CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                        September 30
                                                                                    2005            2004
                                                                                 -----------     -----------
Cash flows from operating activities:
       Net income (loss)                                                      $       (22,321)  $       149,348
       Adjustments to reconcile net income to net cash provided by operating activities:
                   Depreciation and amortization of property and equipment             84,544            86,026
                   Other amortization                                                   1,831             1,831
                   Provision for doubtful accounts                                     12,000            24,000
                   Provision for inventory obsolescence                                63,000            69,000
                   Provision for warranty reserve                                      59,451            35,472
                   Provision for deferred compensation                                  6,933             7,374
                   Change in operating assets and liabilities:
                         Receivables                                                 (192,030)          (81,481)
                         Inventories                                                   74,082            96,124
                         Prepaid expenses and other assets                           (168,748)         (112,997)
                         Income tax receivable                                        (14,973)         (101,576)
                         Accounts payable and accrued expenses                       (496,878)          220,975
                                                                                 -------------     -------------

                              Net cash (used in) provided by operating
                              activities                                             (593,109)          394,096
                                                                                 -------------     -------------

Cash flows from investing activities:
       Capital expenditures                                                           (27,296)         (108,607)
       Proceeds from sale of assets                                                     1,500
                                                                                 -------------     -------------

              Net cash used in investing activities                                   (25,796)         (108,607)
                                                                                 -------------     -------------

Cash flows from financing activities:
       Principal payments on long-term debt                                           (52,890)          (52,845)
       Net change in line of credit                                                   603,994          (352,647)
       Proceeds from issuance of common stock                                           5,968             2,633
                                                                                 -------------     -------------

                              Net cash provided by (used in) financing
                              activities                                              557,072          (402,859)
                                                                                 -------------     -------------

                              Net change in cash                                      (61,833)         (117,370)

Cash at beginning of year                                                             472,899           573,027
                                                                                 -------------     -------------

Cash at end of year                                                           $       411,066   $       455,657
                                                                                 =============     =============

Supplemental disclosures of cash flow information:
       Cash paid for interest                                                 $        27,516   $        36,879
       Cash paid for income taxes                                             $         1,000   $       195,070

See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


NOTE 1.  PRESENTATION

The financial statements as of September 30, 2005 (unaudited) were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements for the two years ended June 30, 2005 and 2004. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10-KSB filing.

NOTE 2.  NET INCOME (LOSS) PER COMMON SHARE

Net income per common share is computed based on the weighted-average number of common shares and, as appropriate, dilutive common stock equivalents outstanding during the period. Stock options are considered to be common stock equivalents. The computation of diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect.

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

In calculating net income per common share, the net income was the same for both the basic and diluted calculation for the three months ended September 30, 2004. Stock options exercisable of 204,812 at September 30, 2005 were not included in the calculation of diluted net loss per share because their effect was anti-dilutive. A reconciliation between the basic and diluted weighted-average number of common shares for the three months ended September 30, 2005 and 2004 is summarized as follows:

                                                            (Unaudited)
                                                        Three Months Ended
                                                            September 30,
                                                        2005              2004
                                                   -------------     -----------

Basic weighted average number of common shares
outstanding during the period                        9,017,771         8,957,876

Weighted average number of dilutive common stock
options outstanding during the period                       -            223,511
                                                   -------------     -----------

Diluted weighted average number of common and
common equivalent shares outstanding during the
period                                               9,017,771         9,181,387
                                                   =============     ===========

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

                                                       Three months ended    Three months ended
                                                       September 30, 2005    September 30, 2004

Net income (loss) as reported                           $      (22,321)        $        149,348
Less: pro forma adjustment for stock based
      Compensation, net of income tax                         (173,562)                  (8,752)
                                                        ---------------        ----------------

Pro forma net income (loss)                             $     (195,883)        $        140,596

Basic net income (loss) per share:
As reported                                             $            -         $           0.02
Effect of pro forma adjustment                                   (0.02)                       -
                                                        ---------------        ----------------
Pro forma                                               $        (0.02)        $           0.02

Diluted net income (loss) per share:
As reported                                             $            -         $           0.02
Effect of pro forma adjustment                                   (0.02)                      -
                                                        ---------------        ----------------
Pro forma                                               $        (0.02)        $           0.02
                                                        ---------------        ----------------


The per share weighted-average fair value of stock options granted for the three months ended September 30, 2005 and 2004 was $1.40 and $1.29 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:


                                Three months ended        Three months ended
                                 September 30, 2005       September 30, 2004
                               ------------------------- --------------------

Expected dividend yield                 0%                        0%
Risk-free interest rate            4.14 - 4.20%              3.66 - 3.68%
Expected volatility                  87 - 88%                  87 - 88%
Expected life                       5 & 7 years               5 & 7 years

NOTE 4.  COMPREHENSIVE INCOME

For the periods ended September 30, 2005 and 2004, comprehensive income was equal to the net income (loss) as presented in the accompanying condensed statements of operations.

NOTE 5.  INVENTORIES

Inventories consisted of the following:

                                  September 30, 2005        June 30, 2005
                                  --------------------    -----------------

Raw Material                     $       2,626,849             2,671,255
Finished Goods                           2,373,299             2,409,435
Inventory Reserve                         (424,707)             (368,167)
                                  --------------------   -----------------
                                 $
                                         4,575,441             4,712,523
                                  ====================   =================

NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment were as follows:

                                           September 30, 2005      June 30, 2005
                                         --------------------     --------------

Land                                      $          354,744   $       354,743
Buildings                                          2,921,127         2,921,127
Machinery and equipment                            1,570,817         1,560,010
Office equipment                                   1,026,089         1,011,101
Vehicles                                              94,290            94,290
                                            -----------------   ---------------
                                                   5,967,067         5,941,271
Less accumulated depreciation
   and amortization                                2,803,871         2,719,327
                                            -----------------   ---------------

                                          $        3,163,196   $     3,221,944
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

Goodwill. As of September 30, 2005, the Company had goodwill, net, of $789,422 from the acquisition of Superior Orthopaedic Supplies, Inc on May 1, 1996 and the exchange of Dynatronics Laser Corporation common stock for a minority interest in Dynatronics Marketing Corporation on June 30, 1983. Through June 30, 2002, goodwill from these transactions was amortized over a period of 15 and 30 years, respectively, on a straight-line basis.

License Agreement. Identifiable intangible assets consist of a license agreement entered into on August 16, 2000 for a certain concept and process relating to a patent. The license agreement is being amortized over ten years on a straight-line basis. The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of the license agreement:


                                        As of                    As of
                                  September 30, 2005           June 30, 2005
                                  ------------------      --------------------
Gross carrying amount            $        73,240          $         73,240

Accumulated amortization                  37,231                    35,400
                                  ------------------      --------------------
Net carrying amount              $        36,009          $         37,840
                                  ==================      ====================

Amortization expense associated with the license agreement was $1,831 for both the three months ended September 30, 2005 and 2004. Estimated amortization expense for the existing license agreement is expected to be $7,324 for each of the fiscal years ending June 30, 2006 through June 30, 2010. The license agreement is included in other assets.

NOTE 8.  PRODUCT WARRANTY RESERVE

The Company adopted the provisions of FASB Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as of December 31, 2002. The Company accrues the estimated costs to be incurred in connection with its product warranty programs as products are sold based on historical warranty rates. The product warranty reserve is included in accrued expenses at September 30, 2005 and June 30, 2005. A reconciliation of the changes in the warranty liability is as follows:

                                              Three months ended       Three months ended
                                              September 30, 2005       September 30, 2004
                                              ------------------       ----------------------
Beginning product warranty reserve balance     $        208,000       $      184,000
Warranty repairs                                        (59,451)             (29,472)
Warranties issued                                        31,041               51,153
Changes in estimated warranty costs                      28,410              (15,681)
                                                ----------------      -----------------------

Ending product warranty liability balance      $        208,000       $      190,000
                                                ================      =======================

NOTE 9. COMMON STOCK.

The Company received proceeds of $5,968 during the three months ended September 30, 2005 for 5,211 shares of common stock that were issued upon the exercise of options by employees. During the three months ended September 30, 2004 the Company received proceeds of $2,633 for 2,250 shares of common stock that were issued upon the exercise of options by employees

NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS

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

In March 2005, the Financial Accounting Standard Board ("FASB") issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" an interpretation of FASB No. 143 ("FIN No. 47"). FIN No. 47 addresses the obligation of a business enterprises to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company evaluated the criteria of this pronouncement and concluded that it has no conditional asset retirement obligation, and therefore the adoption of FIN No. 47 had no impact on the Company's financial statements.

In May 2005, the Financial Accounting Standard Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3". This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. This pronouncement will be effective December 15, 2005. Currently, the Company does not have changes in accounting principle, the adoption of SFAS No. 154 will not have impact on the Company's financial position or results of operations.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements (unaudited) and Notes thereto appearing elsewhere in this report on Form 10-QSB.

Results of Operations
---------------------

The Company's fiscal year ends on June 30th. This report covers the first quarter ended September 30, 2005, for the Company's fiscal year ending June 30, 2006.

Net Sales

During the quarter ended September 30, 2005, the Company generated sales of $4,358,428, compared to $4,918,884 in the quarter ended September 30, 2004. The 11.4% decrease in revenue in this first quarter of fiscal 2006 compared to the same quarter last year is a direct result of delays in the release of previously announced new products. Dealers postponed purchases of existing Solaris and 50 Series combination devices anticipating the introduction of the new Dynatron Xp Light Pad, Dynatron X3 Light Therapy device and the Dynatron DX2 combination traction and light therapy device, as well as two new Solaris light therapy probes and proprietary treatment tables. Lower device sales during the quarter ended September 30, 2005 were partially offset by increased sales of the Company's wood and metal treatment tables during the reporting period.

The Dynatron Xp Light Pad was released in late October 2005 and release of the Dynatron X3 and DX1 are now anticipated in the third quarter of fiscal 2006.

Gross Profit

During the quarter ended September 30, 2005, total gross profit was $1,588,584, or 36.4% of net sales, compared to $2,011,479, or 40.9% of net sales, in the quarter ended September 30, 2004. This 4.5 percentage point decrease was primarily attributable to the reduced sales of above average margin products. The Company generated lower sales of therapy and aesthetic devices which carry above average margins while slightly increasing sales of below-average margin treatment tables during the reporting quarter. Another contributing factor was the update of labor and overhead cost allocations to cost of goods sold implemented during the quarter ended June 30, 2005. This adjustment allocated more SG&A costs to Cost of Goods Sold to more accurately reflect actual cost of manufacturing each product. The quarter ended September 30, 2005 was the first full quarter to reflect this change. The increase in Cost of Goods Sold attributable to this adjustment was offset by lower SG&A expenses.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses for the quarter ended September 30, 2005 were $1,243,125, or 28.5% of net sales, compared to $1,487,314, or 30.2% of net sales, in the prior year period. Total SG&A expenses in the 2005 quarter decreased by $244,189 or 16.4% compared to the similar quarter in 2004. The three primary components affecting SG&A expenses in the first quarter ended September 30, 2005 compared to 2004 were:

         o Approximately $81,000 in lower labor expenses which is partly related to the reallocation of costs to cost of goods sold as explained above.
         o Approximately $93,000 in decreased selling expenses including tradeshow activities, sales commissions, dealer incentive programs and advertising.
         o    Approximately $68,000 in lower incentive compensation expenses.

Research and Development

The Company has expanded its R&D capabilities by increasing its staff of engineers in order to develop new products at a more rapid pace. A record number of new products are currently under development. The first of these new products began shipping in October 2005. While this effort has increased short term costs, we believe it will also position the Company to generate future growth in both sales and profitability. R&D expenses during the quarter ended September 30, 2005 increased approximately $160,000 to $413,605, compared to $253,792 in the prior year period. R&D expenses represented approximately 9.5% and 5.2% of the net sales of the Company in the 2005 and 2004 quarterly periods, respectively. R&D costs are expensed as incurred.

Pre-tax profit

Pre-tax loss for the quarter ended September 30, 2005 was $36,294 compared to pre-tax profit of $242,843 in the quarter ended September 30, 2004. Lower sales and margins generated during the reporting quarter, combined with higher R&D costs, account for the difference between the comparative periods.

Income Tax

Income tax benefit for the quarter ended September 30, 2005 was $13,973 compared to income tax expense of $93,495 in the quarter ended September 30, 2004. The effective tax rate for the quarters ended September 30, 2005 and September 30, 2004 was 38.5%.

Net Income

Net loss for the quarter ended September 30, 2005 was $22,321 (approximately $.00 per share), compared to net income of $149,348 (approximately $.02 per share) in the quarter ended September 30, 2004. The lower sales and margins generated during the reporting quarter, combined with higher R&D expenses, led to the reduction in net income compared to the prior year period.

Liquidity and Capital Resources
-------------------------------

The Company has financed its operations through cash reserves, available borrowings under its line of credit, and from cash provided by operations. The Company had working capital of $7,056,393 at September 30, 2005, inclusive of the current portion of long-term obligations and credit facilities, as compared to working capital of $7,043,854 at June 30, 2005.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, increased $171,496 to $3,177,811 at September 30, 2005 compared to $3,006,315 at June 30,
2005. Management anticipates accounts receivable could increase in future periods due to the planned introduction of eight new products in fiscal year 2006 which are expected to increase sales.

Trade accounts receivable represent amounts due from the Company's dealer network and from medical practitioners and clinics. We estimate that the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers. Accounts receivable are generally collected within 30 days of the agreed terms.

Inventories

Inventories, net of reserves, at September 30, 2005 decreased $137,082 to $4,575,441 compared to $4,712,523 at June 30, 2005. Management expects that inventories will likely increase during the current fiscal year based on the Company's planned new product introductions.

Prepaid Expenses

Prepaid expenses increased $186,402 to $573,337 at September 30, 2005 compared to $386,935 at June 30, 2005, due primarily to increases in advances made to suppliers for various component parts.

Goodwill

Goodwill at September 30, 2005 and June 30, 2005 was $789,422. Beginning July 1, 2002, the Company adopted the provisions of SFAS No. 142 Goodwill and other Intangible Assets. In compliance with SFAS 142, management utilized standard principles of financial analysis and valuation including: transaction value, market value and income value methods to arrive at a reasonable estimate of the fair value of the Company in comparison to its book value. The Company has determined it has one reporting unit. As of July 1, 2002 and June 30, 2005, the fair value of the Company exceeded the book value of the Company. Therefore, there was no indication of impairment upon adoption of SFAS No. 142 or at June 30, 2005. Management is primarily responsible for the FAS 142 valuation determination and performed the annual impairment assessment during the Company's fourth quarter.

Accounts Payable

Accounts payable decreased by $107,353 to $498,435 at September 30, 2005 compared to $605,788 at June 30, 2005. The decrease in accounts payable is a result of the timing of our weekly payments to suppliers and the timing of purchases of product components. All accounts payable are within term. We continue to take advantage of available early payment discounts when offered.

Accrued Expenses

Accrued expenses decreased by $88,402 to $483,538 at September 30, 2005 compared to $571,940 at June 30, 2005. Accrued expenses at June 30, 2005 were higher due to the timing of our June 2005 national dealer meeting and accrued expenses for sales incentive programs.

Accrued Payroll & Benefit Expenses

Accrued payroll & benefit expenses decreased by $241,672 to $126,495 at September 30, 2005 compared to $368,167 at June 30, 2005. The decrease in accrued payroll & benefit expenses is related to lower accrued payroll and bonuses for employees, officers, and directors and corresponding payroll taxes.

Cash

The Company's cash position was $411,066 at September 30, 2005 compared to $472,899 at June 30, 2005. The Company believes that its current cash balances, amounts available under its line of credit and cash provided by operations will be sufficient to cover its operating needs in the ordinary course of business for the next twelve months. If we experience an adverse operating environment or unusual capital expenditure requirements, additional financing may be required. However, no assurance can be given that additional financing, if required, would be available on favorable terms.

Line of Credit

The Company maintains a revolving line of credit with a commercial bank in the amount of $4,500,000. The outstanding balance on our line of credit was $868,755 at September 30, 2005 compared to $264,761 at June 30, 2005. The $603,994 increase in the outstanding balance of the line of credit was attributable primarily to the payment of accounts payable and accrued expenses during the reporting quarter. Interest on the line of credit is based on the bank's prime rate, which at September 30, 2005, equaled 6.75%. The line of credit is collateralized by accounts receivable and inventories. Borrowing limitations are based on 30% of eligible inventory and up to 80% of eligible accounts receivable. The line of credit is renewable annually on December 1st and includes covenants requiring the Company to maintain certain financial ratios. As of September 30, 2005, the Company was in compliance with all loan covenants.

The current ratio was 4.2 to 1 at September 30, 2005 compared to 4.5 to 1 at June 30, 2005. Current assets represent 68% of total assets at September 30, 2005.

Debt

Long-term debt excluding current installments totaled $1,274,051 at September 30, 2005 compared to $1,330,325 at June 30, 2005. Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee. The principal balance on the mortgage loans is approximately $1.5 million with monthly principal and interest payments of $21,370.

Stock Repurchase Program

On September 3, 2003, the Company announced a stock repurchase program. The Board of Directors authorized the expenditure of up to $500,000 to purchase the Company's common stock on the open market pursuant to regulatory restrictions governing such repurchases. During fiscal 2004, the Company purchased $89,000 of stock, leaving over $400,000 of authorized funds for future stock repurchases. The stock repurchase program is conducted pursuant to safe harbor regulations under Rule 10b-18 of the Exchange Act for the repurchase by an issuer of its own shares. No shares were repurchased during the quarter ended September 30, 2005.

Inflation and Seasonality

The Company's revenues and net income from continuing operations have not been unusually affected by inflation or price increases for raw materials and parts from vendors.

The Company's business operations are not materially affected by seasonality factors.

Critical Accounting Policies
----------------------------

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and risks related to these policies on our business operations are discussed in this Management's Discussion and Analysis where such policies affect our reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, see Notes to the Audited Financial Statements contained in the Company's annual report on Form 10-KSB for the year ended June 30, 2005. In all material respects, management believes that the accounting principles that are utilized conform to accounting principles generally accepted in the United States of America.

The preparation of this quarterly report requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses reported in our unaudited financial statements. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate these estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

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

Any modifications to estimates of inventory valuation reserves are reflected in the cost of goods sold within the statements of income during the period in which such modifications are determined necessary by management. At September 30, 2005 and June 30, 2005, our inventory valuation reserve balance, which established a new cost basis, was $424,707 and $368,167, respectively, and our inventory balance was $4,575,441 and $4,712,523 net of reserves, respectively.

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

Allowance for Doubtful Accounts

We must make estimates of the collectibility of accounts receivable. In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $3,177,811and $3,006,315, net of allowance for doubtful accounts of $250,101 and $252,509, at September 30, 2005 and June 30, 2005, respectively.

Business Plan and Outlook
-------------------------

Over the past seven years, annual net sales have grown from $12.6 million in fiscal year 1998 to $20.4 million in 2005. During fiscal year 2006, we will continue to focus our efforts on fueling and sustaining growth through the development of new products for the rehabilitation and aesthetics markets while, at the same time, strengthening our channels of distribution and improving operating efficiencies.

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

In July 2005, we announced that we would be introducing eight new products over the coming months. The first of those products, the Dynatron Xp Infrared Light Pad and Dynatron XpB, or Booster Box, began shipping to customers in October 2005. The Dynatron Xp and XpB provide practitioners with a tool that allows unattended therapy of large segments of the body such as the back, thigh or shoulder.

The Dynatron XpB is an accessory that will allow the thousands of Solaris unit owners to add the new Xp Infrared Light Pad as an accessory to their existing Solaris device. This compatibility of technology not only opens a significant market segment for the new Xp Infrared Light Pad, but assures users of Dynatronics' products that we are working to make these technologies affordable for them.

In October 2005, we also began shipping the Dynatron iBox, a new transdermal drug delivery device for iontophoresis that we believe is the most technologically advanced product of its kind on the market. We intend to use this device to leverage sales of the iontophoresis electrodes we distribute.

In the third quarter of fiscal year 2006, we plan to begin shipping the Dynatron Solaris X3, a powerful unit offering multiple applications of light therapy. The original Solaris series devices offered light therapy as an added accessory to our popular combination electrotherapy/ultrasound technology. However, there has been increasing market demand for a stand-alone unit that expands light therapy capabilities. The X3 has been designed to provide the ability to operate two Xp Infrared Light Pads or two light therapy probes simultaneously.

The probes being offered with the X3 include not only the existing Dynatron 880 and 890 probes but also two new probes - one with a much higher output of infrared wavelength light and the other a combination infrared and blue wavelength output.

In the third quarter of fiscal year 2006, we also anticipate introducing the DX2 combination traction and light therapy device. We believe that combining the pain relieving characteristics of infrared light therapy as offered through our new Xp Light Pad, with the traditional benefits of decompression therapy through traction, will make our DX2 traction device one of the most unique devices of its kind on the market. It is designed to provide practitioners a more efficacious way to relieve pain using combination therapy. We anticipate this unique combination of modalities together with the benefits of touch screen technology will create significant demand for this product.

To support this product, we also plan to introduce a new traction therapy table, the Dynatron T4, which we expect to be one of the best value tables on the market for traction and decompression therapy. The T4 and DX2 will typically be sold together as a package.

The technological complexity of these new devices has delayed their introduction by 3-5 months. These delays are attributable to many factors including sourcing of critical parts & components, completing designs and operating software, and complying fully with all internal quality processes for new product development and release. While the delays in release have diminished sales and profits for the reporting quarter and will likely have a similar effect on the quarter ending December 31, 2005, demand for these products remain strong and we remain confident that once released these new products will be reliable and spark new growth in sales and profits during the last half of fiscal year 2006.

Another important part of our strategic plan is the further expansion of worldwide marketing efforts. Over the past two years, international sales have more than doubled and we continue to press forward seeking additional opportunities for international expansion. The Company's Salt Lake City operation, where all electrotherapy, ultrasound, STS devices, light therapy and Synergie products are manufactured, is certified to ISO 13485, an internationally recognized standard of excellence in medical device manufacturing. This designation is an important requirement in obtaining the CE Mark certification, which allows us to market our products in the European Union and other foreign countries.

We continue efforts to promote our line of aesthetic equipment which includes the Synergie AMS device for dermal massage, the Synergie MDA device for microdermabrasion, and the Synergie LT device, an infrared light therapy unit designed specifically for aesthetic applications. The introduction of the Synergie LT device is positioning Dynatronics to compete more fully in the spa and beauty market. We plan to develop and introduce additional light therapy probes for the aesthetic market using different wavelengths of light. Recent interest by medical spas in the use of other physical therapy modalities such as electrotherapy, ultrasound and light therapy in aesthetic applications has opened new potential for crossover of physical medicine modalities into the aesthetics market. This presents a unique opportunity for us to grow sales of new aesthetic products with little additional R&D effort since the products have already been developed for the physical medicine markets.

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


Cautionary Statement Concerning Forward-Looking Statements
----------------------------------------------------------

The statements contained in this report on Form 10-QSB, particularly the foregoing discussion in Part 1 Item 2. Management's Discussion and Analysis or Plan of Operation, that are not purely historical are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act. These statements refer to our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of the words or phrases "believes," "expects," "anticipates," "should," "plans," "estimates," "intends," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis or Plan of Operation regarding product development, market acceptance, financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in our Annual Report on Form 10-KSB under the headings "Description of Business" and "Risk Factors." The fact that some of the risk factors may be the same or similar to past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our other SEC filings are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance.

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

         o    Failure   to  timely   release   new   products   against   market
              expectations;

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

                           PART II. OTHER INFORMATION


Item 6.    Exhibits

         (a)      Exhibits
                  --------

                     3.1 Articles of Incorporation and Bylaws of Dynatronics Laser Corporation. Incorporated by reference to a Registration Statement on Form S-1 (No. 2-85045) filed with the Securities and Exchange Commission and effective November 2, 1984, as amended by Articles of Amendment dated November 18, 1993

                     3.2 Articles of Amendment dated November 21, 1988 (previously filed)

                     10.1 Employment contract with Kelvyn H. Cullimore, Jr. (previously filed)

                     10.2     Employment   contract   with  Larry  K.   Beardall
                              (previously filed)

                     10.3     Loan Agreement with Zions Bank (previously filed)

                     10.5     Amended Loan  Agreement  with Zions Bank (December
                              2003)

                     10.6     1992  Amended  and  Restated   Stock  Option  Plan
                              (previously filed)

                     11 Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)

                     31.1 Certification under Rule 13a-14(a)/15d-14(a) of principal executive officer (filed herewith)

                     31.2 Certification under Rule 13a-14(a)/15d-14(a) of principal financial officer (filed herewith)

                     32       Certification    under    Section   906   of   the
                              Sarbanes-Oxley  Act of  2002  (18  U.S.C.  SECTION
                              1350) (filed herewith)

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                DYNATRONICS CORPORATION
                                -----------------------
                                Registrant


Date      11/11/05              /s/ Kelvyn H. Cullimore, Jr.
     -----------------          ----------------------------------------------
                                Kelvyn H. Cullimore, Jr.
                                Chairman, President and Chief Executive Officer
                                (Duly Authorized Officer and
                                Principal Executive Officer)


Date      11/11/05              /s/ Terry M. Atkinson, CPA
     -----------------          ----------------------------------------------
                                Terry M. Atkinson, CPA
                                Chief Financial Officer
                                (Principal Financial Officer)