Form 10QSB
period 2005-12-31
DYNATRONICS CORP
filed 2006-02-14
CIK 720875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005.

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

The number of shares outstanding of the issuer's common stock, no par value, as of November 9, 2005 is 9,022,014.

Transitional Small Business Disclosure Format (Check one): Yes __   No  X

                             DYNATRONICS CORPORATION
                                   FORM 10-QSB
                                DECEMBER 31, 2005
                                TABLE OF CONTENTS



                                                                     Page Number
                                                                     -----------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements...................................................1

Unaudited Balance Sheets
December 31, 2005 and June 30, 2005............................................1

Unaudited Statements of Operations
Three and Six Months Ended December 31, 2005 and 2004..........................2

Unaudited Statements of Cash Flows
Six Months Ended December 31, 2005 and 2004....................................3

Notes to Unaudited Financial Statements........................................4

Item 2. Management's Discussion and Analysis or Plan of Operation..............9

Item 3. Controls and Procedures...............................................16

PART II. OTHER INFORMATION

Item 6.  Exhibits.............................................................17

                             DYNATRONICS CORPORATION
                                 Balance Sheets


                                                                December 31, 2005        June 30, 2005
                                     Assets                         (Unaudited)            (Audited)
                                                                --------------------     ---------------
Current assets:
   Cash                                                      $              753,279   $         472,899
   Trade accounts receivable, less allowance for
      doubtful accounts of $262,101 at
      December 31, 2005 and $252,509 at June 30, 2005                     3,438,434           3,006,315
   Other receivables                                                         77,856              91,129
   Inventories, net                                                       4,761,589           4,712,523
   Prepaid expenses                                                         621,021             386,935
   Prepaid income taxes                                                           0              21,701
   Deferred tax asset-current                                               384,077             384,077
                                                                --------------------     ---------------
          Total current assets                                           10,036,256           9,075,579

Property and equipment, net                                               3,113,697           3,221,944
Goodwill, net of accumulated amortization of $649,792
       at December 31, 2005 and at June 30, 2005                            789,422             789,422
Other assets                                                                357,378             372,778
                                                                --------------------     ---------------
                                                             $           14,296,753   $      13,459,723
                                                                ====================     ===============


            Liabilities and Stockholders' Equity

Current liabilities:
   Current installments of long-term debt                    $              246,456   $         221,069
   Line of credit                                                           270,812             264,761
   Accounts payable                                                         538,908             605,788
   Accrued expenses                                                         548,023             571,940
   Accrued payroll and benefit expenses                                     268,019             368,167
   Income tax payable                                                        16,632                   0
                                                                --------------------     ---------------
          Total current liabilities                                       1,888,850           2,031,725

Long-term debt, excluding current installments                            2,150,357           1,330,325
Deferred compensation                                                       374,384             360,518
Deferred tax liability - noncurrent                                         223,647             223,647
                                                                --------------------     ---------------
          Total  liabilities                                              4,637,238           3,946,215
                                                                --------------------     ---------------

Stockholders' equity:
   Common stock, no par value.  Authorized 50,000,000
        shares; issued 9,022,014 shares at December 31,
        2005 and 9,015,128 shares at June 30, 2005                        2,787,095           2,779,000
   Retained earnings                                                      6,872,420           6,734,508
                                                                --------------------     ---------------
          Total stockholders' equity                                      9,659,515           9,513,508

                                                                --------------------     ---------------
                                                             $           14,296,753   $      13,459,723
                                                                ====================     ===============

See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION
                       Condensed Statements Of Operations
                                   (Unaudited)

                                                            Three Months Ended                     Six Months Ended
                                                               December 31                            December 31
                                                         2005               2004               2005               2004
                                                 ----------------   ----------------   ---------------     ------------------
Net sales                                        $      5,230,833   $      5,322,596   $     9,589,261     $       10,241,502
Cost of sales                                           3,172,671          3,143,577         5,942,515              6,051,004

                                                 ----------------   ----------------   ---------------     ------------------
     Gross profit                                       2,058,162          2,179,019         3,646,746              4,190,498



Selling, general, and administrative expenses           1,328,353          1,468,399         2,571,478              2,955,714
Research and development expenses                         432,361            275,364           845,965                529,155

                                                 ----------------   ----------------   ---------------     ------------------
     Operating income                                     297,448            435,256           229,303                705,629
                                                 ----------------   ----------------   ---------------     ------------------

Other income (expense):
   Interest income                                          2,409                929             5,200                  1,905
   Interest expense                                       (39,880)           (38,612)          (70,069)               (74,402)
   Other income, net                                          562                975            59,811                  8,258

                                                 ----------------   ----------------   ---------------     ------------------
     Total other income (expense)                         (36,909)           (36,708)           (5,058)               (64,239)
                                                 ----------------   ----------------   ---------------     ------------------

     Income before income taxes                           260,539            398,548           224,245                641,390

Income tax expense                                        100,306            153,441            86,333                246,935

                                                 ----------------   ----------------   ---------------     ------------------

     Net  income                                 $        160,233   $        245,107   $       137,912     $          394,455
                                                 ================   =====--=========   ===============     ==================

     Basic and diluted net income per
         common share                            $           0.02   $           0.03   $          0.02     $             0.04
                                                 ================   ================   ===============     ==================


Weighted average basic and diluted common shares outstanding  (note 2)

     Basic                                              9,020,394          8,959,180         9,019,082              8,958,528

     Diluted                                            9,161,516          9,193,826         9,184,666              9,187,386

                             DYNATRONICS CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                            December 31
                                                                                       2005             2004
                                                                                    ------------     -----------
Cash flows from operating activities:
       Net income                                                                $      137,912   $     394,455
       Adjustments to reconcile net income to net cash provided by operating activities:
                   Depreciation and amortization of property and equipment              169,109         176,720
                   Other amortization                                                     3,662           3,662
                   Provision for doubtful accounts                                       24,000          48,000
                   Provision for inventory obsolescence                                 126,000         138,000
                   Provision for warranty reserve                                       129,843          75,205
                   Provision for deferred compensation                                   13,866          14,748
                   Compensation expense on stock options                                      0           9,900
                   Change in operating assets and liabilities:
                         Receivables                                                   (442,846)         70,882
                         Inventories                                                   (175,066)          2,531
                         Prepaid expenses and other assets                             (222,348)         21,407
                         Accounts payable and accrued expenses                         (320,788)       (142,926)
                         Income tax receivable                                           21,701        (114,484)
                         Income tax payable                                              16,632               0
                                                                                    ------------     -----------

                              Net cash (used in) provided by operating
                              activities                                               (518,323)        698,100
                                                                                    ------------     -----------

Cash flows from investing activities:
       Capital expenditures                                                             (62,362)       (144,316)
       Proceeds from sale of assets                                                       1,500               0
                                                                                    ------------     -----------

                              Net cash used in investing activities                     (60,862)       (144,316)
                                                                                    ------------     -----------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                            1,530,000               0
       Principal payments on long-term debt                                            (684,581)       (104,376)
       Net change in line of credit                                                       6,051        (385,782)
       Proceeds from issuance of common stock                                             8,095           4,702
                                                                                    ------------     -----------

                              Net cash provided by (used in) financing
                              activities                                                 859,565        (485,456)
                                                                                    ------------     -----------

                              Net change in cash                                        280,380          68,328

Cash at beginning of period                                                             472,899         573,027
                                                                                    ------------     -----------

Cash at end of period                                                            $      753,279   $     641,355

Supplemental disclosures of cash flow information:
       Cash paid for interest                                                    $       70,896   $      74,212
       Cash paid for income taxes                                                $       48,000   $     361,420

Supplemental disclosure of non-cash investing and financing activities:
       Common stock issued for consulting services                                            0          29,700


See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)


NOTE 1.  PRESENTATION

The financial statements as of December 31, 2005 (unaudited) and June 30, 2005 (audited) and for the three and six months ended December 31, 2005 and 2004 were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements for the two years ended June 30, 2005 and 2004. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10-KSB filing.

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

In calculating net income per common share, the net income was the same for both the basic and diluted calculation for the three and six months ended December 31, 2005. A reconciliation between the basic and diluted weighted-average number of common shares for the three and six months ended December 31, 2005 and 2004 is summarized as follows:

                                                            (Unaudited)                       (Unaudited)
                                                        Three Months Ended                  Six Months Ended
                                                           December 31,                       December 31,
                                                       2005             2004             2005              2004
                                                   -------------     ------------    -------------     -------------
Basic weighted average number of common shares
outstanding during the period                        9,020,394         8,959,180      9,019,082         8,958,528

Weighted average number of dilutive common stock
options outstanding during the period                  141,122           234,646        165,584           228,858
                                                   -------------     ------------    -------------     -------------

Diluted weighted average number of common and
common equivalent shares outstanding during the
period                                               9,161,516         9,193,826      9,184,666         9,187,386
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

                                                          Three months ended             Three months ended
                                                           December 31, 2005             December 31, 2004
Net income as reported                                  $           160,233            $            245,107
Less: pro forma adjustment for stock based
      Compensation, net of income tax                              (277,912)                         (9,277)
                                                         ------------------------    ---------------------------

Pro forma net income (loss)                             $          (117,679)           $            235,830

Basic net income (loss) per share:
As reported                                             $              0.02            $               0.03

Effect of pro forma adjustment                                        (0.03)                              -
                                                         ------------------------    ---------------------------
Pro forma                                                             (0.01)                           0.03

Diluted net income (loss) per share:
As reported                                                            0.02                            0.03

Effect of pro forma adjustment                                        (0.03)                              -
                                                         ------------------------    ---------------------------
Pro forma                                               $             (0.01)           $               0.03
                                                         ------------------------    ---------------------------


                                                           Six months ended               Six months ended
                                                            December 31, 2005            December 31, 2004

Net income as reported                                  $           137,912            $            394,455
Less: pro forma adjustment for stock based
      Compensation, net of income tax                              (451,474)                        (18,030)
                                                         ------------------------    ---------------------------

Pro forma net income (loss)                             $          (313,562)           $            376,425

Basic net income (loss) per share:
As reported                                             $              0.02            $               0.04

Effect of pro forma adjustment                                        (0.05)                              -
                                                         ------------------------    ---------------------------
Pro forma                                                             (0.03)                           0.04

Diluted net income (loss) per share:
As reported                                                            0.02                            0.04

Effect of pro forma adjustment                                        (0.05)                              -
                                                         ------------------------    ---------------------------
Pro forma                                               $             (0.03)           $               0.04
                                                         ------------------------    ---------------------------

The Company granted 446,000 options on May 24, 2005 to officers and employees that had a vesting period of six months and granted 145,000 options on November 22, 2005 to officers and directors that were immediately vested. These vesting periods were substantially shorter in length than previous vesting periods of options granted.

The per share weighted-average fair value of stock options granted for the three months ended December 31, 2005 and 2004 was $1.45 and $1.16 per share, and for the six months ended December 31, 2005 and 2004 was $1.59 and $1.26 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                   Three months ended        Three months ended
                                    December 31, 2005         December 31, 2004
                                  ---------------------- -----------------------

Expected dividend yield                    0%                        0%
Risk-free interest rate                   4.37%                     3.92%
Expected volatility                        87%                       88%
Vesting period                         0 - 5 years                 5 years
Expected life                         7 & 10 years                 7 years

                                    Six months ended          Six months ended
                                    December 31, 2005         December 31, 2004
                                  ---------------------- -----------------------

Expected dividend yield                    0%                        0%
Risk-free interest rate               4.14 - 4.37%              3.31 - 4.34%
Expected volatility                     87 - 88%                  87 - 89%
Vesting period                         0 - 5 years               1 - 5 years
Expected life                         7 & 10 years               5 & 7 years

NOTE 4.  COMPREHENSIVE INCOME

For the periods ended December 31, 2005 and 2004, comprehensive income was equal to the net income as presented in the accompanying condensed statements of income.

NOTE 5.  INVENTORIES

Inventories consisted of the following:

                             December 31, 2005           June 30, 2005

Raw material               $          3,052,086      $       2,671,255
Finished goods                        2,215,137              2,409,435
Inventory reserve                      (505,634)              (368,167)
                             ---------------------- -------------------

                           $          4,761,589              4,712,523
                             ====================== ===================

NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment were as follows:

                                       December 31, 2005       June 30, 2005
                                     --------------------   ------------------

Land                                $            354,744   $          354,743
Buildings                                      2,937,752            2,921,127
Machinery and equipment                        1,446,933            1,560,010
Office equipment                               1,018,661            1,011,101
Vehicles                                          94,290               94,290
                                     --------------------   ------------------
                                               5,852,380            5,941,271

Less accumulated depreciation
   and amortization                            2,738,683            2,719,327
                                     --------------------   ------------------

                                    $          3,113,697   $        3,221,944
                                     ====================   ==================

NOTE 7.  GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, as of July 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Management is primarily responsible for the SFAS No. 142 valuation determination. In compliance with SFAS No. 142, management utilizes standard principles of financial analysis and valuation including: transaction value, market value, and income value methods to arrive at a reasonable estimate of the fair value of the Company in comparison to its book value. The Company has determined it has one reporting unit. As of July 1, 2002, the fair value of the Company exceeded the book value of the Company. Therefore, there was not an indication of impairment upon adoption of SFAS No. 142.
Management performed its annual impairment assessment during the Company's fourth quarter ending June 30, 2005 and determined there was not an indication of impairment. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Goodwill. As of December 31, 2005, the Company had goodwill, net, of $789,422 from the acquisition of Superior Orthopaedic Supplies, Inc on May 1, 1996 and the exchange of Dynatronics Laser Corporation common stock for a minority interest in Dynatronics Marketing Corporation on June 30, 1983. Through June 30, 2002, goodwill from these transactions was amortized over a period of 15 and 30 years, respectively, on a straight-line basis.

License Agreement. Identifiable intangible assets consist of a license agreement entered into on August 16, 2000 for a certain concept and process relating to a patent. The license agreement is being amortized over ten years on a straight-line basis. The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of the license agreement:

                                       As of                As of
                                 December 31, 2005        June 30, 2005
                                -----------------      ----------------
Gross carrying amount          $          73,240      $          73,240
Accumulated amortization                  39,062                 35,400
                                -----------------      ----------------
Net carrying amount            $          34,178      $          37,840
                                =================      ================

Amortization expense associated with the license agreement was $1,831 and $3,662, respectively, for the three and six months ended December 31, 2005 and 2004. Estimated amortization expense for the existing license agreement is expected to be $7,324 for each of the fiscal years ending June 30, 2006 through June 30, 2010. The license agreement is included in other assets.

NOTE 8.  PRODUCT WARRANTY RESERVE

The Company adopted the provisions of FASB Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as of December 31, 2002. The Company accrues the estimated costs to be incurred in connection with its product warranty programs as products are sold based on historical warranty rates. The product warranty reserve is included in accrued expenses at December 31, 2005 and June 30, 2005. A reconciliation of the changes in the warranty liability is as follows:

                                                  Three months ended         Three months ended
                                                   December 31, 2005          December 31, 2004
                                                 -----------------------   ------------------------
Beginning product warranty reserve balance      $               208,000   $                190,000
Warranty repairs                                                (70,391)                   (33,734)
Warranties issued                                                37,255                     55,352
Changes in estimated warranty costs                              33,136                    (15,618)
                                                 -----------------------   ------------------------

Ending product warranty liability balance       $               208,000  $                 196,000
                                                 =======================   ========================

                                                   Six months ended           Six months ended
                                                   December 31, 2005          December 31, 2004
                                                 -----------------------   ------------------------
Beginning product warranty reserve balance      $               208,000   $                184,000
Warranty repairs                                               (129,843)                   (63,205)
Warranties issued                                                68,296                    106,505
Changes in estimated warranty costs                              61,547                    (31,300)
                                                 -----------------------   ------------------------

Ending product warranty liability balance       $               208,000  $                 196,000
                                                 =======================   ========================

NOTE 9. COMMON STOCK.

The Company received proceeds of $8,095 during the six months ended December 31, 2005 for 6,886 shares of common stock that were issued upon the exercise of options by employees. During the six months ended December 31, 2004 the Company received proceeds of $4,702 for 4,278 shares of common stock that were issued upon the exercise of options by employees

NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2005, the Financial Accounting Standard Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3". This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. This pronouncement will be effective December 15, 2005. Currently, the Company does not have changes in accounting principle; the adoption of SFAS No. 154 will not impact the Company's financial position or results of operations.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements (unaudited) and Notes thereto appearing elsewhere in this report on Form 10-QSB.

Results of Operations

The Company's fiscal year ends on June 30th. This report covers the second quarter ended December 31, 2005, for the Company's fiscal year ending June 30, 2006.

Net Sales

During the quarter ended December 31, 2005, the Company generated sales of $5,230,833, compared to $5,322,596 in the quarter ended December 31, 2004. During the six months ended December 31, 2005, the Company generated sales of $9,589,261, compared to $10,241,502 in the six months ended December 31, 2004. Second quarter results improved significantly over first quarter results, reflecting solid demand for the Company's new rehab equipment. However, when compared to the second quarter and six months of the prior year, the sales increases from new products were offset by lower sales of the Company's aesthetic equipment and older 50 Series products. Reduced sales of aesthetic equipment are primarily attributable to certain dealers deciding to drop high dollar capital equipment from their product offerings. Strategies are being implemented with the intention of restoring these lost sales.

The Company began shipping three new products during the second quarter, including the Dynatron Xp infrared light pad. We believe this innovative product is 14 times more powerful than infrared light probes currently on the market. It is capable of treating a much larger area than can be treated by competitors' devices. Importantly, it makes unattended patient therapy possible, allowing practitioners to treat multiple patients simultaneously. The other two products introduced during the second quarter were the Dynatron iBox iontophoresis device for transdermal drug delivery, and the D880Plus infrared light probe which produces twice the power of its predecessor model.

Gross Profit

During the quarter ended December 31, 2005, total gross profit was $2,058,162, or 39.3% of net sales, compared to $2,179,019, or 40.9% of net sales, in the quarter ended December 31, 2004. For the six months ended December 31, 2005, total gross profit was $3,646,746, or 38.0% of net sales, compared to $4,190,498, or 40.9% of net sales, in the similar period ended December 31, 2004. The decreases in gross profit as a percent of sales were primarily attributable to reduced sales of older 50 Series therapy devices as well as aesthetic devices which carry above-average margins.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses for the quarter ended December 31, 2005 were $1,328,353, or 25.4% of net sales, compared to $1,468,399, or 27.6% of net sales, in the prior year period. SG&A expenses for the six months ended December 31, 2005 were $2,571,478, or 26.8% of net sales, compared to $2,955,714, or 28.9% of net sales, in the prior year period.

Total SG&A expenses in the quarter ended December 31, 2005 decreased by $140,046, or 9.5%, compared to the similar quarter in 2004. The primary components affecting SG&A expenses in the quarter ended December 31, 2005 compared to 2004 were:

         o    Approximately $88,000 in lower labor expenses.
         o    Approximately $78,000 in lower incentive compensation expenses.
         o The reduction in SG&A was partially offset by approximately $36,000 in increased healthcare insurance premiums.

Total SG&A expenses in the six months ended December 31, 2005 decreased by $384,236, or 13.0%, compared to the similar period in 2004. The primary components affecting SG&A expenses in the six months ended December 31, 2005 compared to 2004 were:

         o    Approximately $128,000 in lower labor expenses.

         o    Approximately $146,000 in lower incentive compensation expenses.
         o Approximately $91,000 in lower selling expenses primarily related to our aesthetic product line.

Research and Development

The Company has expanded its R&D capabilities by increasing its staff of engineers in order to develop new products at a more rapid pace. The first of these new products began shipping in October 2005. While this effort has increased short term costs, we believe it will also position the Company to generate future growth in both sales and profits. R&D expenses during the quarter ended December 31, 2005 increased approximately $157,000 to $432,361, compared to $275,364 in the prior year period. R&D expenses during the six months ended December 31, 2005 increased approximately $316,810 to $845,965, compared to $529,155 in the prior year period. R&D expenses represented approximately 8.3% and 5.2% of the net sales of the Company in the quarter and six months ended December 31, 2005, compared to 8.8% and 5.2% of net sales in the 2004 periods, respectively. R&D costs are expensed as incurred.

Pre-tax profit

Pre-tax profit for the quarter ended December 31, 2005 was $260,539 compared to $398,548 in the quarter ended December 31, 2004. Pre-tax profit for the six months ended December 31, 2005 was $224,245 compared to $641,390 in the six months ended December 31, 2004. Lower sales and margins generated during the reporting quarter and six months periods, combined with higher R&D costs, account for the differences between the comparative periods.

Income Tax

Income tax expense for the quarter ended December 31, 2005 was $100,306 compared to $153,441 in the quarter ended December 31, 2004. Income tax expense for the six months ended December 31, 2005 was $86,333 compared to $246,935 in the similar period ended December 31, 2004. The effective tax rate for all periods reported was 38.5%.

Net Income

Net income for the quarter ended December 31, 2005 was $160,233 (approximately $.02 per share), compared to $245,107 (approximately $.03 per share) in the quarter ended December 31, 2004. Net income for the six months ended December 31, 2005 was $137,912 (approximately $.02 per share), compared to $394,455 (approximately $.04 per share) in the six months ended December 31, 2004. The lower sales and margins generated during the reporting quarter, combined with higher R&D expenses, led to the reduction in net income compared to the prior year periods.

Liquidity and Capital Resources
-------------------------------

The Company has financed its operations through cash reserves, available borrowings under its line of credit, and from cash provided by operations. The Company had working capital of $8,147,406 at December 31, 2005, inclusive of the current portion of long-term obligations and credit facilities, as compared to working capital of $7,043,854 at June 30, 2005.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, increased $432,119 to $3,438,434 at December 31, 2005 compared to $3,006,315 at June 30,
2005. Management anticipates accounts receivable could increase modestly in future periods due to the planned introduction of new products in the second half of fiscal year 2006 which is expected to increase sales.

Trade accounts receivable represent amounts due from the Company's dealer network and from medical practitioners and clinics. We estimate that the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers. Accounts receivable are generally collected within 30 days of the agreed terms.

Inventories

Inventories, net of reserves, at December 31, 2005 increased $49,066 to $4,761,589 compared to $4,712,523 at June 30, 2005. Management expects that inventories will likely increase during the current fiscal year based on the Company's planned new product introductions.

Prepaid Expenses

Prepaid expenses increased $234,086 to $621,021 at December 31, 2005 compared to $386,935 at June 30, 2005, due primarily to increases in advances made to suppliers for various component parts.

Goodwill

Goodwill at December 31, 2005 and June 30, 2005 was $789,422. Beginning July 1, 2002, the Company adopted the provisions of SFAS No. 142 Goodwill and other Intangible Assets. In compliance with SFAS 142, management utilized standard principles of financial analysis and valuation including: transaction value, market value and income value methods to arrive at a reasonable estimate of the fair value of the Company in comparison to its book value. The Company has determined it has one reporting unit. As of July 1, 2002 and June 30, 2005, the fair value of the Company exceeded the book value of the Company. Therefore, there was no indication of impairment upon adoption of SFAS No. 142 or at June 30, 2005. Management is primarily responsible for the FAS 142 valuation determination and performed the annual impairment assessment during the Company's fourth quarter.

Accounts Payable

Accounts payable decreased by $66,880 to $538,908 at December 31, 2005 compared to $605,788 at June 30, 2005. The decrease in accounts payable is a result of the timing of our weekly payments to suppliers and the timing of purchases of product components. All accounts payable are within term. We continue to take advantage of available early payment discounts when offered.

Accrued Expenses

Accrued expenses decreased by $23,917 to $548,023 at December 31, 2005 compared to $571,940 at June 30, 2005. Accrued expenses at June 30, 2005 were higher due to the timing of our June 2005 national dealer meeting and accrued expenses for sales incentive programs.

Accrued Payroll & Benefit Expenses

Accrued payroll & benefit expenses decreased by $100,148 to $268,019 at December 31, 2005 compared to $368,167 at June 30, 2005. The decrease in accrued payroll & benefit expenses is related to lower accrued payroll and bonuses for employees, officers, and directors and corresponding payroll taxes.

Cash

The Company's cash position increased $280,380 to $753,279 at December 31, 2005 compared to $472,899 at June 30, 2005. During the quarter ended December 31, 2005, the Company borrowed $1,530,000, secured by its facility in Tennessee, in order to refinance an existing adjustable rate mortgage and to construct a 10,000 sq. ft. addition to the existing warehouse. The proceeds from the loan not used in the refinancing increased the Company's cash position and reduced the outstanding balance on the Company's line of credit. As the Company pays for the construction of the new building, the balance of the loan proceeds will be used, thereby reducing cash balances from current levels. It is anticipated that the construction of the new facility will be completed in February or March 2006.

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

Line of Credit

The Company maintains a revolving line of credit with a commercial bank up to a maximum amount of $4,500,000. The outstanding balance on our line of credit was $270,812 at December 31, 2005 compared to $264,761 at June 30, 2005. Interest on the line of credit is based on the bank's prime rate, which at December 31, 2005, equaled 7.25%. The line of credit is collateralized by accounts receivable and inventories. Borrowing limitations are based on 30% of eligible inventory and up to 80% of eligible accounts receivable. The line of credit is renewable bi-annually on December 1st and includes covenants requiring the Company to maintain certain financial ratios. As of December 31, 2005, the Company was in compliance with all loan covenants.

The current ratio was 5.3 to 1 at December 31, 2005 compared to 4.5 to 1 at June 30, 2005. Current assets represent 70% of total assets at December 31, 2005.

Debt

Long-term debt excluding current installments totaled $2,150,357 at December 31, 2005 compared to $1,330,325 at June 30, 2005. During the quarter ended December 31, 2005, the Company borrowed approximately $1.53 million at a fixed interest rate of 6.4% to refinance its adjustable rate mortgage on the Tennessee facility and construct a 10,000 sq. ft. warehouse at that facility. Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee. The current principal balance on the mortgage loans is approximately $2.3 million with monthly principal and interest payments of $29,006.

Stock Repurchase Program

On September 3, 2003, the Company announced a stock repurchase program. The Board of Directors authorized the expenditure of up to $500,000 to purchase the Company's common stock on the open market pursuant to regulatory restrictions governing such repurchases. During fiscal 2004, the Company purchased $89,000 of stock, leaving over $400,000 of authorized funds for future stock repurchases. The stock repurchase program is conducted pursuant to safe harbor regulations under Rule 10b-18 of the Exchange Act for the repurchase by an issuer of its own shares. No shares were repurchased during the six months ended December 31, 2005.

Stock Options

The Company granted 156,816 stock options to employees, officers and directors during the quarter ended December 31, 2005. The options granted to officers and directors were fully vested upon grant. In prior years, the Company has granted options to officers and directors with a vesting period ranging between six months and one year.

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

Any modifications to estimates of inventory valuation reserves are reflected in the cost of goods sold within the statements of income during the period in which such modifications are determined necessary by management. At December 31, 2005 and June 30, 2005, our inventory valuation reserve balance, which established a new cost basis, was $505,634 and $368,167, respectively, and our inventory balance was $4,761,589 and $4,712,523 net of reserves, respectively.

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

Allowance for Doubtful Accounts

We must make estimates of the collectibility of accounts receivable. In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $3,438,434 and $3,006,315, net of allowance for doubtful accounts of $262,101 and $252,509, at December 31, 2005 and June 30, 2005, respectively.

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

The fruits of our focused R&D campaign begun in 2002 were initially manifest in September 2004 when we introduced the Solaris Series, a new product line of advanced technology electrotherapy/ultrasound products featuring an infrared light therapy probe. This new family of products has quickly become our top selling line, due largely to the popularity of infrared light therapy. Light therapy is becoming widely recognized for its successful treatment of painful conditions.

In July 2005, we announced that we would be introducing eight new products over the coming months. The first of those products, the Dynatron Xp Infrared Light Pad and Dynatron XpB, or Booster Box, began shipping to customers in October 2005. The Dynatron Xp Light Pad provides practitioners with a tool that allows unattended therapy of large segments of the body such as the back, thigh or shoulder.

The Dynatron XpB is an accessory that allows the thousands of Solaris unit owners to add the new Xp Infrared Light Pad as an accessory to their existing Solaris device. This compatibility of technology not only opens a significant market segment for the new Xp Infrared Light Pad, but assures users of Dynatronics' products that we are working to make these technologies affordable for them.

In October 2005, we also began shipping the Dynatron iBox, a new transdermal drug delivery device for iontophoresis that we believe is the most technologically advanced product of its kind on the market. Alone, sales of this device do not contribute significantly. However, the iBox is strategically important in our plans to leverage sales of the iontophoresis electrodes we distribute. Over the coming six to twelve months, we intend to introduce a new iontophoresis electrode program that will utilize the iBox device as a focal point of this strategy.

In January 2006, we began shipping the Dynatron 702, a stand-alone light therapy device that not only simplifies infrared light therapy treatments, but can be combined with our traction device for dual traction and light therapy treatments. The original Solaris series devices offered light therapy as an added accessory to our popular combination electrotherapy/ultrasound technology. However, there has been increasing market demand for a stand-alone unit.

The probes being offered with the Dynatron 702 include not only the Dynatron 880 and 890 probes, but also two new probes - the D880Plus which generates twice the power output of its predecessor model, and the D405 which produces a combination infrared and blue wavelength output.

In January 2006, we also introduced the DX9 combination traction and light therapy system. We believe that combining the pain relieving characteristics of infrared light therapy as offered through our new Xp Light Pad, with the traditional benefits of decompression therapy through traction, will make our DX9 traction system one of the most unique products of its kind on the market. It is designed to provide practitioners a more effective way to relieve pain using combination therapy. The DX9 package is a combination of the new Dynatron 702 device, our existing Dynatron TX900 Traction Device, and a revised version of our HLT4 Traction table, together with key accessories to accommodate decompression therapy.

We anticipate introducing the following new products and product combinations before the end of the fiscal year or shortly thereafter:

         o Dynatron X3 - This is a multi-channel infrared light therapy device. It will be capable of accommodating two Xp Infrared Light Pads as well as the practitioner's choice of probe. It will incorporate touch screen technology for easy interface with the practitioner.
         o Dynatron DX2 - This device is a combination traction and infrared light therapy device. It will be Dynatronics' first proprietary traction device and will incorporate not only touch screen technology, but other unique and proprietary technology that will facilitate traction and decompression therapy. It will be the only unit on the market that offers traction and infrared light therapy from the same device.
         o T4 Therapy Table - The T4 therapy table is designed to be used specifically in traction and decompression therapy. It will offer unique features that more fully accommodate the delivery of traction and decompression therapy.
         o DX1 package - The DX1 will combine the DX2 and the T4 table in a package along with additional accessories needed for decompression therapy.

Another important part of our strategic plan is the further expansion of worldwide marketing efforts. Over the past two years, international sales have doubled to approximately 6% of net sales and we continue to press forward seeking additional opportunities for international expansion. The Company's Salt Lake City operation, where all electrotherapy, ultrasound, STS devices, light therapy and Synergie products are manufactured, is certified to ISO 13485, an internationally recognized standard of excellence in medical device manufacturing. This designation is an important requirement in obtaining the CE Mark certification, which allows us to market our products in the European Union and other foreign countries.

We continue efforts to promote our line of aesthetic equipment which includes the Synergie AMS device for dermal massage, the Synergie MDA device for microdermabrasion, and the Synergie LT device, an infrared light therapy unit designed specifically for aesthetic applications. We plan to develop and introduce additional light therapy devices for the aesthetic market. Recent interest by medical spas in the use of other physical therapy modalities such as electrotherapy, ultrasound and light therapy in aesthetic applications has opened new potential for crossover of physical medicine modalities into the aesthetics market. This presents a unique opportunity for us to grow sales of new aesthetic products with little additional R&D effort since the products have already been developed for the physical medicine markets. We are also considering new methods of distribution to boost sales that have lagged due to reduced dealer interest in capital equipment.

Based on our defined strategic initiatives, we are focusing our resources in the following areas:

         o Reinforcing our position in the physical medicine market through an aggressive research and development campaign that will result in the introduction of a record number of new products, both high tech and commodity, in fiscal year 2006.

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

Cautionary Statement Concerning Forward-Looking Statements
----------------------------------------------------------

The statements contained in this report on Form 10-QSB, particularly the foregoing discussion in Part 1 Item 2, Management's Discussion and Analysis or Plan of Operation, that are not purely historical are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act. These statements refer to our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of the words or phrases "believes," "expects," "anticipates," "should," "plans," "estimates," "intends," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis or Plan of Operation regarding product development, market acceptance, financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in our Annual Report on Form 10-KSB under the headings "Description of Business" and "Risk Factors." The fact that some of the risk factors may be the same or similar to past reports filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our other SEC filings are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance.

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

Item 3.  Controls and Procedures

Based on evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Report, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 4.     Submission of Matters to a Vote of Security Holders

At the company's Annual Meeting of Shareholders held on November 22, 2005, the shareholders of the company voted on the following proposals:

         Proposal 1 - To elect six directors, each to serve until the next annual meeting of shareholders and until his successor is elected and shall have qualified. Those nominated were all currently serving as directors of the company, i.e., Kelvyn H. Cullimore, Jr., Larry K. Beardall, E. Keith Hansen MD, Howard L. Edwards, Joseph H. Barton and Val J. Christensen.

         Proposal 2 - To approve the proposed 2005 Equity Incentive Award Plan.

         Proposal 3 - To approve the Audit Committee's selection of Tanner LC as the company's independent auditors for the year ending June 30, 2006.

         Each of the proposals was approved by the requisite majority of the shares cast at the annual meeting. The following table summarizes the voting results:

                                       For          Against      Abstain
           Proposal 1:
           -----------
           Mr. Cullimore, Jr.         7,314,610       34,285        139,292
           Mr. Beardall               7,338,765       10,130        139,292
           Dr. Hansen                 7,342,865        6,030        139,292
           Mr. Christensen            7,334,302       14,593        139,292
             Mr. Barton               7,327,432       21,463        139,292
           Mr. Edwards                7,335,965       12,930        139,292

                                       For          Against      Abstain
         Proposal 2*:
         ------------
                                      1,810,269      426,435         59,850

         * Excludes 5.2 million broker non-votes

                                       For          Against      Abstain
         Proposal 3:
         -----------
                                      7,400,163       42,569         45,455

Item 6.    Exhibits

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

         3.2 Articles of Amendment dated November 21, 1988 (previously filed).

         10.1        Employment   contract   with  Kelvyn  H.   Cullimore,   Jr.
                     (previously filed)

         10.2 Employment contract with Larry K. Beardall (previously filed)

         10.3        Loan Agreement with Zions Bank (previously filed)

         10.5        Amended Loan Agreement with Zions Bank (previously filed)

         10.6 1992 Amended and Restated Stock Option Plan (previously filed)

         10.7 Dynatronics Corporation 2005 Equity Incentive Award Plan (previously filed as Annex A to the Company's Definitive Proxy Statement on Schedule 14A filed on October 27, 2005)

         11 Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)

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


                                      DYNATRONICS CORPORATION
                                      Registrant


Date        2/13/05                   /s/ Kelvyn H. Cullimore, Jr.
                                      ----------------------------
                                      Kelvyn H. Cullimore, Jr.
                                      Chairman, President and Chief Executive
                                      Officer
                                      (Duly Authorized Officer and
                                      Principal Executive Officer)


Date        2/13/05                   /s/ Terry M. Atkinson, CPA
                                      --------------------------
                                      Terry M. Atkinson, CPA
                                      Chief Financial Officer
                                      (Principal Financial Officer)