Form 10QSB
period 2006-03-31
DYNATRONICS CORP
filed 2006-05-12
CIK 720875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2006.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes __ No X


The number of shares outstanding of the issuer's common stock, no par value, as of May 9, 2006 is 9,034,566.

Transitional Small Business Disclosure Format (Check one): Yes __ No  X

                             DYNATRONICS CORPORATION
                                   FORM 10-QSB
                                 MARCH 31, 2006
                                TABLE OF CONTENTS



                                                                           Page
                                                                          Number
                                                                          ------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.................................................1

Unaudited Balance Sheets
March 31, 2006 and June 30, 2005.............................................1

Unaudited Statements of Operations
Three and Nine Months Ended March 31, 2006 and 2005..........................2

Unaudited Statements of Cash Flows
Nine Months Ended March 31, 2006 and 2005....................................3

Notes to Unaudited Financial Statements......................................5

Item 2. Management's Discussion and Analysis or Plan of Operation...........10

Item 3. Controls and Procedures.............................................17

PART II. OTHER INFORMATION

Item 6.  Exhibits...........................................................17

                             DYNATRONICS CORPORATION
                                 Balance Sheets

                                                                    March 31, 2006              June 30, 2005
                                 Assets                              (Unaudited)                  (Audited)
                                                                -----------------------     ----------------------
Current assets:
   Cash                                                      $        543,251            $       472,899
   Trade accounts receivable, less
     allowance for doubtful accounts of
     $260,484 at March 31, 2006 and
     $252,509 at June 30, 2005                                      3,651,464                  3,006,315
   Other receivables                                                   96,662                     91,129
   Inventories, net                                                 5,116,331                  4,712,523
   Prepaid expenses                                                   458,117                    386,935
   Prepaid income taxes                                                     -                     21,701
   Deferred tax asset-current                                         384,077                    384,077
                                                                -----------------------     ----------------------
          Total current assets                                     10,249,902                  9,075,579

Property and equipment, net                                         3,776,760                  3,221,944
Goodwill, net of accumulated amortization of
   $649,792 at March 31, 2006
   and at June 30, 2005                                               789,422                    789,422
Other assets                                                          365,827                    372,778
                                                                -----------------------     ----------------------
                                                            $      15,181,911            $    13,459,723
                                                                =======================     ======================

            Liabilities and Stockholders' Equity

Current liabilities:
   Current installments of long-term debt                   $         254,887            $       221,069
   Line of credit                                                   1,271,982                    264,761
   Accounts payable                                                   599,735                    605,788
   Accrued expenses                                                   488,048                    571,940
   Accrued payroll and benefit expenses                               174,628                    368,167
   Income tax payable                                                  17,561                          -
                                                                -----------------------     ----------------------
          Total current liabilities                                 2,806,841                  2,031,725

Long-term debt, excluding current installments                      2,085,452                  1,330,325
Deferred compensation                                                 381,317                    360,518
Deferred tax liability - noncurrent                                   223,647                    223,647
                                                                -----------------------     ----------------------
          Total  liabilities                                        5,497,257                  3,946,215
                                                                -----------------------     ----------------------

Stockholders' equity:
   Common stock, no par value.  Authorized
     50,000,000 shares; issued 9,028,014
     shares at March 31, 2006 and
     9,015,128 shares at June 30, 2005                              2,801,215                  2,779,000
   Deferred stock compensation                                         (6,000)                         -
   Retained earnings                                                6,889,439                  6,734,508
                                                                -----------------------     ----------------------
          Total stockholders' equity                                9,684,654                  9,513,508

                                                                -----------------------     ----------------------
                                                            $      15,181,911            $    13,459,723
                                                                =======================     ======================

                             DYNATRONICS CORPORATION
                       Condensed Statements Of Operations
                                   (Unaudited)

                                                      Three Months Ended                          Nine Months Ended
                                                           March 31                                    March 31
                                                  2006                 2005                   2006                  2005
                                             ----------------    -----------------     --------------------   ------------------
Net sales                                  $    4,979,697       $    5,048,108       $    14,568,959        $    15,289,610
Cost of sales                                   3,175,172            3,031,174             9,117,687              9,082,178

                                               ----------------     ----------------     ------------------     -----------------
     Gross profit                               1,804,525            2,016,934             5,451,272              6,207,432

Selling, general, and
  administrative expenses                       1,312,920            1,372,927             3,884,398              4,328,640
Research and development expenses                 430,363              356,313             1,276,329                885,467

                                               ----------------     ----------------     ------------------     -----------------
     Operating income                              61,242              287,694               290,545                993,325
                                               ----------------     ----------------     ------------------     -----------------


Other income (expense):
   Interest income                                  2,982                2,753                 8,182                  4,657
   Interest expense                               (38,856)             (33,247)             (108,926)              (107,649)
   Other income, net                                2,580               10,705                62,392                 18,963

                                               ----------------     ----------------     ------------------     -----------------
     Total other income (expense)                 (33,294)             (19,789)              (38,352)               (84,029)
                                               ----------------     ----------------     ------------------     -----------------

     Income before income taxes                    27,948              267,905               252,193                909,296

Income tax expense                                 10,929              103,143                97,262                350,079

                                               ----------------     ----------------     ------------------     -----------------


     Net  income                           $       17,019       $      164,762       $       154,931        $       559,217
                                               ================     ================     ==================     =================

     Basic and diluted net income

         per common share                  $         0.00       $         0.02       $          0.02        $          0.06
                                               ================     ================    ===================   ===================

Weighted average basic and diluted
  common shares outstanding (note 2)

     Basic                                      9,022,214            8,974,707             9,020,111              8,963,842

     Diluted                                    9,163,714            9,261,151             9,182,231              9,213,259


See accompanying notes to condensed financial statements.

                             DYNATRONICS CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                                      March 31
                                                                          2006                        2005
                                                                  ----------------------     -----------------------
Cash flows from operating activities:
   Net income                                                  $         154,931          $          559,217
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization of property
            and equipment                                                247,015                     272,315
         Other amortization                                                5,493                       5,493
         Provision for doubtful accounts                                  36,000                      72,000
         Provision for inventory obsolescence                            189,000                     207,000
         Provision for warranty reserve                                  205,305                     121,541
         Provision for deferred compensation                              20,799                      22,122
         Compensation expense on stock and options                         2,000                      19,800
         Change in operating assets and liabilities:
             Receivables                                                (686,682)                    (28,199)
             Inventories                                                (592,808)                   (166,403)
             Prepaid expenses and other assets                           (69,724)                     73,352
             Accounts payable and accrued expenses                      (488,788)                    256,395
             Income tax receivable                                        21,701                    (160,791)
             Income tax payable                                           17,561                           -
                                                                  ----------------------     -----------------------
               Net cash (used in) provided by
                  operating activities                                  (938,197)                  1,253,842
                                                                  ----------------------     -----------------------
Cash flows from investing activities:
   Capital expenditures                                                 (803,331)                   (270,675)
   Proceeds from sale of assets                                            1,500                         (31)
                                                                  ----------------------     -----------------------
               Net cash used in investing
                   activities                                           (801,831)                   (270,706)
                                                                  ----------------------     -----------------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                             1,530,000                           -
  Principal payments on long-term debt                                  (741,056)                   (157,127)
  Net change in line of credit                                         1,007,221                  (1,013,299)
  Proceeds from issuance of common stock                                  14,215                      33,100
                                                                  ----------------------     -----------------------
               Net cash provided by (used in)
                  financing activities                                 1,810,380                  (1,137,326)
                                                                  ----------------------     -----------------------
               Net change in cash                                         70,352                    (154,190)

Cash at beginning of period                                              472,899                     573,027
                                                                  ----------------------     -----------------------

Cash at end of period                                          $         543,251          $          418,837
                                                                  ======================     =======================

Supplemental disclosures of cash flow information:
    Cash paid for interest                                     $         101,368          $          109,656
    Cash paid for income taxes                                 $          57,000          $          510,870
Supplemental disclosure of non-cash investing
   and financing activities:
    Common stock issued for consulting services                                -                      29,700
    Common stock issued for directors fees                                 8,000                        -

See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)


NOTE 1.  PRESENTATION

The financial statements as of March 31, 2006 (unaudited) and June 30, 2005 (audited) and for the three and nine months ended March 31, 2006 and 2005 were prepared by Dynatronics Corporation (the "Company") without audit (except as noted) pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements for the two years ended June 30, 2005 and 2004. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10-KSB filing.


NOTE 2.  NET INCOME PER COMMON SHARE

Net income per common share is computed based on the weighted-average number of common shares and, as appropriate, dilutive common stock equivalents outstanding during the period. Stock options are considered to be common stock equivalents. The computation of diluted earnings per share does not assume exercise or conversion of securities that would have an anti-dilutive effect.

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

In calculating net income per common share, the net income was the same for both the basic and diluted calculation for the three and nine months ended March 31, 2006. A reconciliation between the basic and diluted weighted-average number of common shares for the three and nine months ended March 31, 2006 and 2005 is summarized as follows:

                                                            (Unaudited)                       (Unaudited)
                                                        Three Months Ended                 Nine Months Ended
                                                             March 31,                         March 31,
                                                       2006             2005             2006              2005
                                                   -------------     ------------    -------------     -------------
Basic weighted average number of common shares
outstanding during the period                        9,022,214       8,974,707       9,020,111         8,963,842

Weighted average number of dilutive common stock
options outstanding during the period                  141,500         286,444         162,120           249,417
                                                   -------------     ------------    -------------     -------------

Diluted weighted average number of common and
common equivalent shares outstanding during the
period                                               9,163,714       9,261,151       9,182,231         9,213,259
                                                   =============     ============    =============     =============


NOTE 3. EMPLOYEE STOCK COMPENSATION

The Company employs the footnote disclosure provisions of Statement of Financial Accounting Standard (" SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123. SFAS No. 123 encourages entities to adopt a fair-value-based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). The Company has elected to apply the provisions of APB 25; accordingly, no compensation expense has been recognized for the stock option plan. The period of vesting for options granted during the nine months ended March 31, 2006 is shorter than the period of vesting in previous years. Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

                                                           Three months ended             Three months ended
                                                               March 31, 2006               March 31, 2005
Net income as reported                                  $               17,019                      164,762
Less: pro forma adjustment for stock based
      Compensation, net of income tax                                  (10,065)                     (11,095)
                                                          ------------------------    ---------------------------

Pro forma net income                                    $                6,954                      153,667

Basic net income per share:
As reported                                             $                 0.00                         0.02

Effect of pro forma adjustment                                            0.00                         0.00
                                                          ------------------------    ---------------------------
Pro forma                                                                 0.00                         0.02

Diluted net income per share:
As reported                                                               0.00                         0.02

Effect of pro forma adjustment                                            0.00                         0.00
                                                          ------------------------    ---------------------------
Pro forma                                               $                 0.00                         0.02
                                                          ------------------------    ---------------------------


                                                              Nine months ended             Nine months ended
                                                                March 31, 2006              March 31, 2005

Net income as reported                                  $              154,931                      559,217
Less: pro forma adjustment for stock based
      Compensation, net of income tax                                 (461,539)                     (32,595)
                                                          ------------------------    ---------------------------

Pro forma net income (loss)                             $             (306,608)                     526,622

Basic net income (loss) per share:
As reported                                             $                 0.02                         0.06

Effect of pro forma adjustment                                           (0.05)                        0.00
                                                          ------------------------    ---------------------------
Pro forma                                                                (0.03)                        0.06

Diluted net income (loss) per share:
As reported                                                               0.02                         0.06

Effect of pro forma adjustment                                           (0.05)                        0.00
                                                          ------------------------    ---------------------------
Pro forma                                               $                (0.03)                        0.06
                                                          ------------------------    ---------------------------

The per share weighted-average fair value of stock options granted for the three months ended March 31, 2006 and 2005 was $1.16 and $1.29 per share, respectively, and for the nine months ended March 31, 2006 and 2005 was $1.23 and $1.27 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                   Three months ended      Three months ended
                                        March 31, 2006       March 31, 2005
                                  -------------------------------------------

Expected dividend yield                    0%                      0%
Risk-free interest rate               4.34 - 4.79%            3.72 - 4.45%
Expected volatility                     80 - 81%                86 - 89%
Vesting period                         1 - 5 years             1 - 5 years
Expected life                         7 & 10 years             5 & 7 years

                                    Nine months ended       Nine months ended
                                        March 31, 2006       March 31, 2005
                                  -------------------------------------------

Expected dividend yield                    0%                      0%
Risk-free interest rate               4.14 - 4.79%            3.66 - 4.45%
Expected volatility                     80 - 88%                86 - 89%
Vesting period                         0 - 5 years             1 - 5 years
Expected life                         7 & 10 years             5 & 7 years


NOTE 4.  COMPREHENSIVE INCOME

For the periods ended March 31, 2006 and 2005, comprehensive income was equal to the net income as presented in the accompanying condensed statements of income.


NOTE 5.  INVENTORIES

Inventories consisted of the following:

                                     March 31, 2006          June 30, 2005

Raw material                    $         3,373,482              2,671,255
Finished goods                            2,325,111              2,409,435
Inventory reserve
                                           (582,262)             (368,167)
                                    -------------------    ----------------

                                $         5,116,331              4,712,523
                                    ===================    ================


NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment were as follows:

                                         March 31, 2006            June 30, 2005

                                        -----------------     ------------------

Land                                  $          354,744                354,743
Buildings                                      3,617,127              2,921,127
Machinery and equipment                        1,472,822              1,560,010
Office equipment                               1,054,367              1,011,101
Vehicles
                                                  94,290                 94,290
                                        -----------------     ------------------
                                               6,593,350              5,941,271
Less accumulated depreciation
   and amortization                            2,816,590              2,719,327
                                        -----------------     ------------------

                                      $        3,776,760              3,221,944
                                        =================     ==================

NOTE 7.  PRODUCT WARRANTY RESERVE

The Company adopted the provisions of FASB Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as of December 31, 2002. The Company accrues the estimated costs to be incurred in connection with its product warranty programs as products are sold based on historical warranty rates. The product warranty reserve is included in accrued expenses at March 31, 2006 and June 30, 2005. A reconciliation of the changes in the warranty liability is as follows:

                                                  Three months ended              Three months ended
                                                      March 31, 2006                  March 31, 2005
                                                 ------------------------     ---------------------------
Beginning product warranty reserve balance     $                 208,000   $                     196,000

Warranty repairs                                                 (75,462)                        (40,334)

Warranties issued                                                 35,466                          52,497


Changes in estimated warranty costs                               39,996                          (6,163)
                                                 ------------------------     ---------------------------

Ending product warranty liability balance      $                 208,000  $                      202,000
                                                 ========================     ===========================

                                                  Nine months ended               Nine months ended
                                                      March 31, 2006                  March 31, 2005
                                                 ------------------------     ---------------------------


Beginning product warranty reserve balance     $                 208,000   $                     184,000

Warranty repairs                                                (205,305)                       (109,540)

Warranties issued                                                103,762                         159,002

Changes in estimated warranty costs                              101,543                         (31,462)
                                                 ------------------------     ---------------------------

Ending product warranty liability balance      $                 208,000  $                      202,000
                                                 ========================     ===========================


NOTE 8. COMMON STOCK.

The Company received proceeds of $14,215 during the nine months ended March 31, 2006 for 12,886 shares of common stock that were issued upon the exercise of options by employees. During the nine months ended March 31, 2005 the Company received proceeds of $33,100 for 35,880 shares of common stock that were issued upon the exercise of options by employees.

NOTE 9. RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published SFAS No. 123 (Revised 2004), Share Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period of the registrant's first fiscal year beginning on or after December 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2007. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard and the effect that adoption of SFAS 123R will have on our financial position, results of operations, and cash flow.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" an interpretation of FASB No. 143 ("FIN No. 47"). FIN No. 47 addresses the obligation of a business enterprise to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company evaluated the criteria of this pronouncement and concluded that it has no conditional asset retirement obligation, and therefore the adoption of FIN No. 47 had no impact on the Company's financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. This pronouncement became effective December 15, 2005. Currently, the Company does not have changes in accounting principle; the adoption of SFAS No. 154 will not impact the Company's financial position or results of operations.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements (unaudited) and Notes thereto appearing elsewhere in this report on Form 10-QSB.

Results of Operations
---------------------

The Company's fiscal year ends on June 30th. This report covers the third quarter ended March 31, 2006, for the Company's fiscal year ending June 30, 2006.

Net Sales

During the quarter ended March 31, 2006, the Company generated sales of $4,979,697, compared to $5,048,108 in the quarter ended March 31, 2005. During the nine months ended March 31, 2006, the Company generated sales of $14,568,959, compared to $15,289,610 in the nine months ended March 31, 2005. Sales increases from new products, metal treatment tables and certain other medical supplies were offset by lower sales of the Company's aesthetic equipment and legacy 50 Series products. Reduced sales of aesthetic equipment are primarily attributable to certain dealers determining to drop high-dollar capital equipment from their product offerings. Efforts are underway to find new dealers or sales strategies in the territories where these dealers have discontinued carrying the product line. Sales of older 50 Series products have declined as a result of customers preferring to purchase the Company's newer Solaris products with infrared light therapy.

The Company began shipping two new products during the third quarter, including the Dynatron 702 infrared light therapy device and the DX9 Decompression System. The new Dynatron 702 is the Company's first stand-alone infrared light therapy device. It simplifies infrared light therapy treatments and is capable of powering not only the Company's light probes, but also our new light pad for treating larger areas of the body. The new Dynatron DX9 Decompression System combines the benefits of infrared light therapy with traction and decompression therapy by packaging the Dynatron 702 with our TX900 traction/decompression device and a new DT4X therapy table specifically designed for this application. This novel approach is not only effective in treating back pain but offers the practitioner an economical approach to acquiring the necessary equipment for offering this type of therapy.

Gross Profit

During the quarter ended March 31, 2006, total gross profit was $1,804,525, or 36.2% of net sales, compared to $2,016,934, or 40.0% of net sales, in the quarter ended March 31, 2005. For the nine months ended March 31, 2006, total gross profit was $5,451,272, or 37.4% of net sales, compared to $6,207,432, or 40.6% of net sales, in the similar period ended March 31, 2005. The decreases in gross profit as a percent of sales were mainly attributable to reduced sales of high-margin aesthetic devices as well as reduced sales of legacy 50 Series products. Another contributing factor is that the new products introduced this quarter, the Dynatron 702 and the DX9 Decompression Package, carry lower margins than the Solaris line of products. In addition, during the quarter and nine months ended March 31, 2006, the Company enjoyed higher sales of certain lower margin products such as metal treatment tables and other medical supplies. This shift in product mix had the effect of lowering margins for the reporting period.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the quarter ended March 31, 2006 were $1,312,920, or 26.4% of net sales, compared to $1,372,927, or 27.2% of net sales, in the prior year period. SG&A expenses for the nine months ended March 31, 2006 were $3,884,398, or 26.7% of net sales, compared to $4,328,640, or 28.3% of net sales, in the prior year period.

Total SG&A expenses in the quarter ended March 31, 2006 decreased by $60,007, or 4.4%, compared to the similar quarter in 2005. The decrease in SG&A expenses in the quarter ended March 31, 2006 compared to 2005 is attributable to approximately $62,000 in lower incentive compensation expenses due to the reduced profits generated during the quarter.

Total SG&A expenses in the nine months ended March 31, 2006 decreased by $444,242, or 10.3%, compared to the similar period in 2005. The primary components affecting SG&A expenses in the nine months ended March 31, 2006 compared to 2005 were:

o        Approximately $157,000 in lower labor expenses.
o        Approximately $208,000 in lower incentive compensation expenses.
o Approximately $89,000 in lower selling expenses related to our aesthetic product line.

Research and Development

The Company has expanded its research and development ("R&D") capabilities by increasing its staff of engineers in order to develop new products at a more rapid pace. The first of these new products began shipping in October 2005. While this effort has increased short term costs, we believe it will also position the Company to generate future growth in both sales and profits, although there can be no assurance this will happen. R&D expenses during the quarter ended March 31, 2006 increased 21% to $430,363, compared to $356,313 in the prior year period. R&D expenses during the nine months ended March 31, 2006 increased 44% to $1,276,329, compared to $885,467 in the prior year period. R&D expenses represented approximately 8.6% and 8.8% of the net sales of the Company in the quarter and nine months ended March 31, 2006, compared to 7.1% and 5.8% of net sales in the 2005 periods, respectively. R&D costs are expensed as incurred.

Pre-tax profit

Pre-tax profit for the quarter ended March 31, 2006 was $27,948 compared to $267,905 in the quarter ended March 31, 2005. Pre-tax profit for the nine months ended March 31, 2006 was $252,193 compared to $909,296 in the nine months ended March 31, 2005. Lower margins generated during the quarter and nine month periods, combined with higher R&D costs, account for the differences between the comparative periods.

Income Tax

Income tax expense for the quarter ended March 31, 2006 was $10,929 compared to $103,143 in the quarter ended March 31, 2005. Income tax expense for the nine months ended March 31, 2006 was $97,262 compared to $350,079 in the similar period ended March 31, 2005. The effective tax rate for all periods reported ranged between 38.5% and 39.1%.

Net Income

Net income for the quarter ended March 31, 2006 was $17,019 (approximately $.00 per share), compared to $164,762 (approximately $.02 per share) in the quarter ended March 31, 2005. Net income for the nine months ended March 31, 2006 was $154,931 (approximately $.02 per share), compared to $559,217 (approximately $.06 per share) in the nine months ended March 31, 2005. The lower margins generated during the reporting quarter, combined with higher R&D expenses, led to the reduction in net income compared to the prior year periods.

Liquidity and Capital Resources
-------------------------------

The Company has financed its operations through cash reserves, available borrowings under its line of credit, and from cash provided by operations. The Company had working capital of $7,443,061 at March 31, 2006, inclusive of the current portion of long-term obligations and credit facilities, as compared to working capital of $7,043,854 at June 30, 2005.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, increased $645,149 to $3,651,464 at March 31, 2006 compared to $3,006,315 at June 30,
2005. The Company's trade accounts receivable fluctuate each quarter based on the timing of payments received from our dealers. These receivables will continue to fluctuate in the future and will likely increase as we introduce the planned new products which are expected to increase sales.

Trade accounts receivable represent amounts due from the Company's dealer network and from medical practitioners and clinics. We estimate that the allowance for doubtful accounts is adequate based on our historical knowledge and relationships with these customers. Accounts receivable are generally collected within 30 days of the agreed terms.

Inventories

Inventories, net of reserves, at March 31, 2006 increased $403,808 to $5,116,331 compared to $4,712,523 at June 30, 2005. This increase reflects the introduction of new products during the fiscal year as well as the timing of delivery of medical supplies from international suppliers. Management expects that inventories will likely increase modestly over the upcoming quarters based on the Company's planned new product introductions.

Prepaid Expenses

Prepaid expenses increased $71,182 to $458,117 at March 31, 2006 compared to $386,935 at June 30, 2005, due primarily to increases in advances made to suppliers for various component parts.

Goodwill

Goodwill at March 31, 2006 and June 30, 2005 was $789,422. Beginning July 1, 2002, the Company adopted the provisions of SFAS No. 142 Goodwill and other Intangible Assets. In compliance with SFAS 142, management utilized standard principles of financial analysis and valuation including: transaction value, market value and income value methods to arrive at a reasonable estimate of the fair value of the Company in comparison to its book value. The Company has determined it has one reporting unit. As of July 1, 2002 and June 30, 2005, the fair value of the Company exceeded the book value of the Company. Therefore, there was no indication of impairment upon adoption of SFAS No. 142 or at June 30, 2005. Management is primarily responsible for the FAS 142 valuation determination and performed the annual impairment assessment during the Company's fourth quarter of fiscal 2005.

Accounts Payable

Accounts payable decreased by $6,053 to $599,735 at March 31, 2006 compared to $605,788 at June 30, 2005. All accounts payable are within term. We continue to take advantage of available early payment discounts when offered.

Accrued Expenses

Accrued expenses decreased by $83,892 to $488,048 at March 31, 2006 compared to $571,940 at June 30, 2005. Accrued expenses at June 30, 2005 were higher due to the timing of our June 2005 national dealer meeting and accrued expenses for sales incentive programs.

Accrued Payroll & Benefit Expenses

Accrued payroll & benefit expenses decreased by $193,539 to $174,628 at March 31, 2006 compared to $368,167 at June 30, 2005. The decrease in accrued payroll & benefit expenses is related to 1) timing differences resulting in lower accrued payroll at March 31, 2006 compared to June 30, 2005, and 2) lower accrued bonuses for employees, officers, and directors and corresponding payroll taxes.

Cash

The Company's cash position increased $70,352 to $543,251 at March 31, 2006 compared to $472,899 at June 30, 2005. The Company believes that its current cash balances, amounts available under its line of credit and cash provided by operations will be sufficient to cover its operating needs in the ordinary course of business for the next twelve months. If we experience an adverse operating environment or unusual capital expenditure requirements, additional financing may be required. However, no assurance can be given that additional financing, if required, would be available on favorable terms.

Line of Credit

The Company maintains a revolving line of credit with a commercial bank up to a maximum amount of $4,500,000. The outstanding balance on our line of credit increased $1,007,221 to $1,271,982 at March 31, 2006 compared to $264,761 at
June 30, 2005. Higher inventory and accounts receivable levels are the primary factors contributing to the increase in the outstanding balance on the line of credit. Interest on the line of credit is based on the bank's prime rate, which at March 31, 2006, was 7.75%. The line of credit is collateralized by accounts receivable and inventories. Borrowing limitations are based on 30% of eligible inventory and up to 80% of eligible accounts receivable. The line of credit is renewable biennially in December and includes covenants requiring the Company to maintain certain financial ratios. As of March 31, 2006, the Company was in compliance with all loan covenants.

The current ratio was 3.7 to 1 at March 31, 2006 compared to 4.5 to 1 at June 30, 2005. Current assets represented 68% of total assets at March 31, 2006.

Debt

Long-term debt excluding current installments totaled $2,085,452 at March 31, 2006 compared to $1,330,325 at June 30, 2005. During the quarter ended December 31, 2005, the Company borrowed approximately $1.53 million at a fixed interest rate of 6.4% to refinance its adjustable rate mortgage on the Tennessee facility and construct a 10,000 sq. ft. warehouse addition at that facility. Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee. The current principal balance on the mortgage loans is approximately $2.3 million, with monthly principal and interest payments of $29,320.

Stock Repurchase Program

On September 3, 2003, the Company announced a stock repurchase program. The Board of Directors authorized the expenditure of up to $500,000 to purchase the Company's common stock on the open market pursuant to regulatory restrictions governing such repurchases. During fiscal 2004, the Company purchased $89,000 of stock, leaving over $400,000 of authorized funds for future stock repurchases. The stock repurchase program is conducted pursuant to safe harbor regulations under Rule 10b-18 of the Exchange Act for the repurchase by an issuer of its own shares. No shares were repurchased during the nine months ended March 31, 2006.

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

Inventory Reserve

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

Any modifications to estimates of inventory valuation reserves are reflected in the cost of goods sold within the statements of income during the period in which such modifications are determined necessary by management. At March 31, 2006 and June 30, 2005, our inventory valuation reserve balance, which established a new cost basis, was $582,262 and $368,167, respectively, and our inventory balance was $5,116,331 and $4,712,523 net of reserves, respectively.

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

Allowance for Doubtful Accounts

We must make estimates of the collectibility of accounts receivable. In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $3,651,464 and $3,006,315, net of allowance for doubtful accounts of $260,484 and $252,509, at March 31, 2006 and June 30, 2005, respectively.

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

The benefits of our focused R&D campaign were initially manifest in September 2005 when we introduced the Solaris Series, a new product line of advanced technology electrotherapy/ultrasound products featuring an infrared light therapy probe. This new family of products has quickly become our top selling line, due largely to the popularity of infrared light therapy. Light therapy is becoming widely recognized for its successful treatment of painful conditions.

In July 2005, we announced that we would be introducing eight new products over the coming months. While delays in the introduction of certain products has hampered the achievement of some sales goals and increased R&D costs, many successes have been achieved. However, until the full release of the new products, sales and profits are expected to remain consistent with recent past performance.

The first of the announced products, the Dynatron Xp Infrared Light Pad, began shipping to customers in October 2005. The Dynatron Xp Light Pad provides practitioners with a tool that allows unattended therapy of large segments of the body such as the back, thigh or shoulder.

In October 2005, we also began shipping the Dynatron iBox, a new transdermal drug delivery device for iontophoresis that we believe is the most technologically advanced product of its kind on the market. While sales of this device do not contribute significantly to our total sales, the iBox is strategically important in our plans to leverage sales of the iontophoresis electrodes we distribute. Over the coming nine to twelve months, we intend to introduce a new iontophoresis electrode program that will utilize the iBox device as a focal point of this strategy.

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

The probes being offered with the Dynatron 702 include not only the Dynatron 880 and 890 probes, but also two new probes - the D880Plus, which generates twice the power output of its predecessor model, and the D405, which produces a combination infrared and blue wavelength output. The D880 Plus probe began shipping in November, 2005, while the D405 probe became available in January 2006.

In January 2006, we also introduced the DX9 combination traction and infrared light therapy system. We believe that combining the pain relieving characteristics of infrared light therapy as offered through our new Xp Light Pad, with the traditional benefits of decompression therapy through traction, will make our DX9 traction system one of the most unique products of its kind on the market. The DX9 traction system is designed to provide practitioners a more effective way to relieve pain using combination therapy. The DX9 package incorporates three of our devices along with numerous accessories. The devices are the new Dynatron 702 device, our existing Dynatron TX900 Traction Device, and the new DT4X traction table, a revised version of our HLT4 Traction table. The devices and accessories are combined into an economically priced package.

The remaining products yet to be introduced that were announced July 2005 are listed below. Increased R&D expenditures have been incurred over the past two quarters to overcome unanticipated development delays of these products and to accelerate their introduction. These increased expenditures are expected to continue until the products are released. We are targeting introduction of the following new products and product combinations in the first quarter of fiscal 2007:

         o Dynatron X3 - This is a multi-channel infrared light therapy device. It will be capable of accommodating two Xp Infrared Light Pads as well as the practitioner's choice of probe.
         o Dynatron DX2 - This concept combines into a single device traction and infrared light therapy capabilities. It will be Dynatronics' first proprietary traction device and will incorporate not only touch screen technology, but other unique and proprietary technology that will facilitate traction and decompression therapy. We believe it will be the only unit on the market that offers traction and infrared light therapy from the same device.
         o T4 Therapy Table - The T4 therapy table is designed to be used specifically in traction and decompression therapy. It will offer unique features that more fully accommodate the delivery of traction and decompression therapy.
         o DX1 package - The DX1 will combine the DX2 and the T4 table in a package along with additional accessories needed for decompression therapy.
         o T3 Therapy Table - The T3 therapy table is designed as an enhanced version of our popular T3 therapy table.

Another important part of our strategic plan is the further expansion of worldwide marketing efforts. Over the past two years, international sales have doubled to approximately 6% of net sales, and we continue to press forward seeking additional opportunities for international expansion. The Company's Salt Lake City operation, where all electrotherapy, ultrasound, light therapy and Synergie products are manufactured, is certified to ISO 13485, an internationally recognized standard of excellence in medical device manufacturing. This designation is an important requirement in obtaining the CE Mark certification, which allows us to market our products in the European Union and other foreign countries.

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

Based on our defined strategic initiatives, we are focusing our resources in the following areas:

         o Reinforcing our position in the physical medicine market through an aggressive research and development campaign that will result in the introduction of several new products, both high tech and commodity, in fiscal years 2006 and 2007.

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


Cautionary Statement Concerning Forward-Looking Statements
----------------------------------------------------------

The statements contained in this report on Form 10-QSB, particularly the foregoing discussion in Part 1 Item 2, Management's Discussion and Analysis or Plan of Operation, that are not purely historical are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act. These statements refer to our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of the words or phrases "believes," "expects," "anticipates," "should," "plans," "estimates," "intends," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis or Plan of Operation regarding product development, market acceptance, financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in our Annual Report on Form 10-KSB under the headings "Description of Business" and "Risk Factors." The fact that some of the risk factors may be the same or similar to past reports filed with the SEC means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our other SEC filings are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance.

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


Item 3.  Controls and Procedures

Based on evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Report, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 6.    Exhibits

         (a)      Exhibits
                  --------

         3.1 Articles of Incorporation and Bylaws of Dynatronics Laser Corporation. Incorporated by reference to a Registration Statement on Form S-1 (No. 2-85045) filed with the SEC and effective November 2, 1984, as amended by Articles of Amendment dated November 18, 1993

         3.2 Articles of Amendment dated November 21, 1988 (previously filed)

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


                               DYNATRONICS CORPORATION
                               -----------------------
                               Registrant


Date        5/12/06            /s/ Kelvyn H. Cullimore, Jr.
        ------------           ----------------------------
                               Kelvyn H. Cullimore, Jr.
                               Chairman, President and Chief Executive Officer
                               (Principal Executive Officer)


Date        5/12/06            /s/ Terry M. Atkinson, CPA
        ------------           --------------------------
                               Terry M. Atkinson, CPA
                               Chief Financial Officer
                               (Principal Financial Officer)