Form 10KSB
period 2006-06-30
DYNATRONICS CORP
filed 2006-09-28
CIK 720875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB


(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT
         OF 1934
         For the fiscal year ended June 30, 2006.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________.

         Commission file number 0-12697

                             DYNATRONICS CORPORATION
                 (Name of small business issuer in its charter)

           Utah                                          87-0398434
---------------------------------           ------------------------------------
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

The issuer's revenues for the fiscal year ended June 30, 2006 were $19.5 million. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer was approximately $10.1 million as of September 18, 2006, based on the average bid and ask price on that date.

As of September 18, 2005, there were 9,054,566 shares of the issuer's common stock outstanding.

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

Transitional Small Business Disclosure Format (Check one):  Yes      No   X

                                TABLE OF CONTENTS

                                     PART I

Item 1.       Description of Business..........................................1
Item 2.       Description of Property..........................................7
Item 3.       Legal Proceedings................................................8
Item 4.       Submission of Matters to a Vote of Security Holders..............8

                                     PART II

Item 5.       Market for Common Equity, Related Stockholder
              Matters and Small Business Issuer Purchases
              of Equity Securities.............................................8
Item 6.       Management's Discussion and Analysis or Plan of
              Operation........................................................9
Item 7.       Financial Statements...........................................F-1
Item 8.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.............................17
Item 8A.      Controls and Procedures.........................................17
Item 8B.      Other Information...............................................17

                                    PART III

Item 9.       Directors, Executive Officers, Promoters and
              Control Persons; Compliance with Section 16(a)
              of the Exchange Act.............................................17
Item 10.      Executive Compensation..........................................17
Item 11.      Security Ownership of Certain Beneficial Owners
              and Management and Related Stockholder Matters..................17
Item 12.      Certain Relationships and Related Transactions..................17
Item 13.      Exhibits........................................................18
Item 14.      Principal Accountants Fees and Services.........................19
Signatures    ................................................................20
Certifications  ..............................................................

Unless the context otherwise requires, all references in this report to "we," "us," "our," "Dynatronics" or the "Company" include Dynatronics Corporation, a Utah corporation.

                                     PART I

Item 1. Description of the Business
-----------------------------------

         When used in this report, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements within the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

         Dynatronics was organized as a Utah corporation on April 29, 1983. The principal business of the Company is the design, manufacture, marketing and distribution of physical medicine products and aesthetic products.

         Dynatronics currently sells approximately 2,000 physical medicine and aesthetic products. We manufacture approximately 20% of the physical medicine products and 15% of the aesthetic products in our product line. The remainder of the products are manufactured by third parties for whom Dynatronics acts as a distributor.

         Sales of manufactured physical medicine products in both fiscal years 2006 and 2005 represented approximately 75% of the Company's physical medicine product sales with the balance each year sold by the Company as a distributor. Sales of manufactured aesthetic products in fiscal years 2006 and 2005 represented approximately 96% of the Company's aesthetic product sales each year with the balance sold by the Company as a distributor.

         We primarily distribute our products in three ways: 1) through a network of independent dealers nationwide and internationally, 2) through direct relationships with certain national accounts, and 3) through a full-line catalog. Some of our aesthetic products are also sold through manufacturer representatives or direct to the practitioner by Company representatives.

         The Company's primary product line, the Dynatron Solaris(TM) Series, consists of five combination therapy devices. The devices offer varying combinations of electrotherapy modalities and ultrasound with the option of adding Dynatronics' infrared light therapy technology. Various forms of infrared and visible light therapy have been used for decades in Europe and Asia for treating pain as well as a wide variety of soft tissue conditions. Light therapy has also been used in tissue regeneration applications and in accelerating healing of chronic wounds. The light probes used with our current devices are several hundred times more powerful than our first laser probes introduced in the 1980s. The increased power allows treatment times to be dramatically reduced.

         During fiscal year 2006, the Company introduced the Dynatron Xp Infrared Light Pad. With the introduction of the Dynatron Xp, practitioners gained a tool that allows unattended therapy of large segments of the body such as the back, thigh or shoulder. Two new probes were introduced during the year - one with twice the power of our previous infrared light probe and the other with a combination infrared and blue wavelength output. Other new products introduced during fiscal year 2006 include the Dynatron 702 light therapy device, the Dynatron XPb Booster Box, the iBox iontophoresis device and the DT4X motorized therapy table.

         In August 2006, the Company began shipping the Dynatron X3, a stand-alone light therapy unit capable of operating two Xp infrared light pads, or one infrared light therapy probe and one Xp light pad simultaneously.

         In September 2006, the Company introduced the DX2 combination traction and light therapy device. Combining the pain relieving characteristics of infrared light therapy, as offered through our new Xp Light Pad, with the traditional benefits of decompression therapy through traction, makes our DX2 traction device one of the most unique devices of its kind on the market. It is designed to provide practitioners a more efficacious way to relieve pain using combination therapy. To support this product, we also plan to introduce a new traction therapy table, the Dynatron T4, in December 2006.

Description of Products Manufactured and/or Distributed by Dynatronics

         Dynatronics manufactures and distributes a broad line of medical equipment including therapy devices, medical supplies and soft goods, treatment tables and rehabilitation equipment. In addition, we manufacture and distribute a line of aesthetic equipment including aesthetic massage and microdermabrasion devices, as well as skin care products. Our products are used primarily by physical therapists, chiropractors, sports medicine practitioners, podiatrists, plastic surgeons, dermatologists, aestheticians and other aesthetic services providers.

Physical Medicine Products
--------------------------

         Electrotherapy - The therapeutic effects of electrical energy have occupied an important position in physical medicine for over four decades. There has been an evolution through the years to use the most effective and painless waveforms and frequencies for patient comfort and for success in the treatment of pain and related physical ailments. Medium frequency alternating currents, which are used primarily in the Company's electrotherapy devices, are believed to be the most effective and comfortable for patients. Electrotherapy can be effective in treating chronic intractable pain and/or acute post-traumatic pain, increasing local blood circulation, relaxation of muscle spasms, prevention or retardation of disuse atrophy, and muscle re-education.

         Therapeutic Ultrasound - Ultrasound therapy is a process of providing therapeutic deep heat to soft tissues through the introduction of sound waves into the body. It is one of the most common modalities used in physical therapy today for treating pain, muscle spasms and joint contractures.

         Dynatronics markets 15 devices that include electrotherapy, ultrasound or a combination of both modalities in a single device. The Dynatron 125 ultrasound device and the Dynatron 525 electrotherapy device target the low-priced segment of the market. The "50 Series Plus" products offer combinations of electrotherapy and ultrasound modalities at a reasonable cost to the practitioner. The Solaris products provide our most advanced technology in combination therapy devices by adding infrared light therapy capabilities to enhanced electrotherapy and ultrasound combination devices. (See "Schedule of Therapy Products" below.) Dynatronics intends to continue development of its electrotherapy and ultrasound technology and remain a leader in the design, manufacture and sale of therapy devices.

         Infrared Light Therapy - The Company's five Dynatron Solaris units, as well as the new Dynatron 702 and Dynatron X3 devices, feature infrared light therapy technology. These units are capable of powering various cluster probes at different wavelengths for treating a variety of medical conditions including pain and stiffness associated with arthritis, as well as muscle and joint pain. The benefits of light therapy have been documented by thousands of research studies published over the past four decades. In fiscal year 2006, the Company introduced the Dynatron Xp light pad for treating larger areas of the body via unattended infrared light therapy.

         Iontophoresis - Iontophoresis uses electrical current to transdermally deliver drugs such as lidocaine for localized treatment of inflammation without the use of needles. In fiscal year 2006, the Company developed its own proprietary iontophoresis device - the Dynatron iBox - which is capable of delivering two treatments simultaneously. In addition, the Company began distribution in September 2006 of a line of proprietary iontophoresis electrodes with the brand name of Dynatron Ion electrodes. These electrodes replace the line of electrodes the Company previously distributed for Life-Tech and Naimco.

         The following chart lists the therapy device products manufactured and/or distributed by the Company.

                     Schedule of Therapy Products
           Manufactured and/or Distributed by Dynatronics

           Product Name                      Description
           ------------                      -----------

         Dynatron(R) 125                   Ultrasound
         Dynatron(R) 525                   Electrotherapy
         Dynatron(R) 150 Plus**            Ultrasound
         Dynatron(R) 550 Plus**            Multi-modality Electrotherapy
         Dynatron(R) 650 Plus**            Multi-modality Electrotherapy
         Dynatron(R) 850 Plus**            Combination Electrotherapy/Ultrasound
         Dynatron(R) 950 Plus**            Combination Electrotherapy/Ultrasound
         Dynatron(R) STS                   Electrotherapy for Chronic Pain
         Dynatron(R) STS Rx                Electrotherapy for Chronic Pain
         Dynatron(R) STSi                  Multi-modality Electrotherapy for
                                           Chronic Pain
         Dynatron Solaris(TM) 701          Ultrasound with Infrared Light
                                           Therapy

         Dynatron 702                      Infrared Light Therapy
         Dynatron Solaris(TM) 705          Electrotherapy with Infrared Light
                                           Therapy
         Dynatron Solaris(TM) 706          Electrotherapy with Infrared Light
                                           Therapy
         Dynatron Solaris(TM) 708          Combination Electrotherapy/Ultrasound
                                           with Infrared Light Therapy
         Dynatron Solaris(TM) 709          Combination Electrotherapy/
                                           Ultrasound with Infrared Light
                                           Therapy
         Dynatron Solaris(TM) 880          Accessory Infrared Light Probe
         Dynatron Solaris(TM) 890          Accessory Infrared Laser Light Probe
         Dynatron X3                       Infrared Light Therapy
         DX2                               Combination Traction with Infrared
                                           Light Therapy
         Dynatron iBox                     Iontophoresis
         Dynatron TX900                    Traction Therapy
_____________________

Dynatron(R) is a registered trademark (#1280629) owned by Dynatronics ** "50 Series Plus" Product Line

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

         Treatment Tables and Rehabilitation Equipment - Dynatronics manufactures and distributes motorized and manually operated physical therapy treatment tables, rehabilitation parallel bars, and other specialty rehabilitation products.

Aesthetic Products

         In July 1998, Dynatronics began shipping its Synergie Aesthetic Massage System (AMS). The Synergie AMS device applies therapeutic vacuum massage to skin and subcutaneous tissues to achieve a temporary reduction in the appearance of cellulite as well as reducing the circumferential body measurements of the treated areas.

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

Allocation of Sales Among Key Products

         No product accounted for more than 10% of the Company's revenues during fiscal years 2006 and 2005.

Patents and Trademarks

         Dynatronics holds a patent on the "Target" feature of its electrotherapy products that will remain in effect until April 4, 2008, a patent on the multi-frequency ultrasound technology that will remain in effect until June 2013, and a patent on the microdermabrasion device that will remain in effect until February 2020. In addition, we hold a patent on the STS technology for treating chronic pain that will remain in effect until July 17, 2021 and a patent on the combination of our aesthetic massage and microdermabrasion technologies that will remain in effect until May 11, 2019. We also hold two design patents on the microdermabrasion device that will remain in effect until November 2015. Two additional patent applications pertaining to the Company's infrared light therapy technology and combination traction/light therapy technology have been filed with the U.S. Patent and Trademark Office and are currently pending. Dynatronics owns the exclusive, worldwide rights (under a license agreement) to a second existing patent on the STS technology for the treatment of chronic pain.

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

Warranty Service

         The Company warrants all products it manufactures for time periods ranging in length from 90 days to five years from the date of sale. Warranty service is provided from the Company's Salt Lake City, Utah and Chattanooga, Tennessee facilities according to the service required. These warranty policies are comparable to warranties generally available in the industry. Warranty claims as a percentage of gross sales were not material in fiscal years 2006 and 2005.

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

Customers and Markets

         Dynatronics' products are sold to a network of over 450 independent dealers throughout the United States and internationally. These dealers are the Company's primary customers. The dealers purchase and take title to the products, which they then sell to licensed practitioners such as physical therapists, chiropractors, podiatrists, sports medicine specialists, medical doctors, physiatrists, hospitals, plastic surgeons, dermatologists and aestheticians.

         The Company has entered into direct sales relationships with a few national and regional chains of physical therapy clinics and hospitals. We sell our products directly to these clinics and hospitals pursuant to preferred pricing arrangements. We also have preferred pricing arrangements with key dealers who commit to purchase certain volumes and varieties of products. No single dealer or national account or group of related accounts was responsible for 10% or more of total sales in fiscal years 2006 or 2005.

         Dynatronics exports products to approximately 30 different countries. International sales (i.e., sales outside North America) totaled $1,040,930 in fiscal year 2006 compared to $1,035,686 in fiscal year 2005. The Company is working to establish effective distribution for its products in international markets. Our Salt Lake City facility is certified to the ISO 13485 quality standard for medical device manufacturing. Many of the Company's therapy devices carry the CE Mark, a designation required for marketing products in the European community that signifies the device or product was manufactured pursuant to a certified quality system. The Company has no foreign manufacturing operations. However, we do purchase certain products and components from foreign manufacturers.

Competition

         Despite significant competition, Dynatronics has distinguished key products by using the latest technology, such as its patented Target feature, patented multi-frequency ultrasound technology, and patented STS technology. We believe that these features, along with integration of advanced technology in the design of each product, have distinguished Dynatronics' products in a competitive market. Dynatronics was the first company to integrate infrared light therapy as part of a combination therapy device. The Company has applied for a patent on its Solaris light therapy technology. In addition, by manufacturing many of the medical supplies, soft goods and tables it sells, the Company can focus on quality manufacturing at competitive prices. We believe these factors give Dynatronics an edge over many competitors who are solely distributors of such products.

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

         Light Therapy. - Competitors that manufacture and market light therapy devices include: Encore Medical, Erchonia, Anodyne and Medex, among others. These competitors offer units that are not as powerful as our units. We are aware of only one other competitor, Encore Medical, that offers a combination light therapy device that includes electrotherapy and ultrasound capabilities.

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

         Medical Supplies & Soft Goods. The Company competes against various manufacturers and distributors of medical supplies and soft goods, some of which are larger, more established and have greater resources than Dynatronics. Excellent customer service along with providing value to customers is of key importance in this market. While there are many specialized manufacturers in this area such as Encore Medical and Fabrication Enterprises, most competitors are primarily distributors such as North Coast Medical, Sammons Preston (a division of Patterson Dental), and Meyer Distributing.

         Iontophoresis. Competition in the iontophoresis market includes Iomed, Inc., Encore Medical (EMPI division), Birch Point Medical, Vyteris and Naimco. Iomed and Encore Medical enjoy the largest market share. We believe that our strong distribution network is important to our continued ability to compete in this increasingly competitive market. In addition, our products target a lower selling price than the products of Iomed, Encore Medical and Birch Point. We anticipate that our new Dynatron iBox iontophoresis device will help us gain market share, while, at the same time, increasing profit margins on these products.

         Treatment Tables. The primary competition in the treatment table market is from domestic manufacturers including Hill Laboratories Company, Hausmann Industries, Sammons Preston (a division of Patterson Dental), Bailey Manufacturing, Tri-W-G, Encore Medical, Armedica, and Clinton Industries. We believe we compete based on our industry experience and product quality. In addition, certain components of the treatment tables are manufactured overseas, which allows for pricing advantages over competitors.

         Aesthetic Products. The Company's two primary competitors in the therapeutic massage industry are LPG Systems, and Silhouette Tone. Other competitors include Cynosure, Inc., Diamond Systems, Palomar Medical and Durmafirm. The Synergie AMS device utilizes proprietary technology that has been proven effective in a research study. In addition, we provide a comprehensive training and certification program for aestheticians. Dynatronics' aesthetic massage equipment is priced lower than competitor's units, providing a significant advantage in the marketplace. Dynatronics is developing a network of domestic and international distributors and national accounts, which is expected to provide another competitive advantage in the marketplace for these products.

         There are a number of competitors in the microdermabrasion market including: Mega Peel, Diamond Peel, DermaGenesis, DermaMed, E-Med, Integremed, Medical Alliance, Palomar, Slimtone USA and Soundskin Corp. The Synergie Peel device incorporates a patented anti-clogging design for the crystals, which sets it apart from competitors' units. In addition, the system has an innovative disposable system for the abrasive material, which prevents unwanted contact with the spent crystals following treatment. Powered by the Synergie AMS device, the Synergie Peel is one of the most powerful units on the market.

         Competitors in the light therapy segment of the aesthetic market include Revitalite, Silhouette Tone, Photo Actif, and DermaPulse. We believe the Synergie LT device is the most powerful of all the units on the market. It features a computerized dosage calculation system and is competitively priced.

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

         Dynatronics is certified to ISO 13485 standards for medical products. ISO 13485 is an internationally recognized standard for quality systems and manufacturing processes adopted by over 90 countries. In addition, the Company has qualified for the CE Mark Certification on its electrotherapy, ultrasound, light therapy and Synergie products. With the CE Mark Certification, we are qualified to market these products throughout the European Union and in other countries where CE Mark Certification and ISO 13485 certification are recognized.

Research and Development

         In fiscal years 2006 and 2005, Dynatronics focused its resources on an aggressive R&D campaign to develop several new products. Total R&D expenditures for 2006 were a record $1,756,281, compared to $1,302,722 in 2005. R&D expenses represented approximately 9.0% and 6.4% of the revenues of the Company in 2006 and 2005, respectively. Substantially all of the research and development expenditures during both years were for the development of new products, or the upgrading of existing products.

Regulatory Matters

         The manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and other countries. In the United States, the U.S. Food and Drug Administration ("FDA") regulates our products pursuant to the Medical Device Amendment of the Food, Drug, and Cosmetic Act ("FDC Act") and regulations promulgated thereunder. Advertising and other forms of promotion and methods of marketing of the products are subject to regulation by the Federal Trade Commission ("FTC") under the Federal Trade Commission Act ("FTC Act").

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

         During fiscal year 2003, Congress enacted the Medical Device User Fee and Modernization Act (MDUFMA). Among other things, this act imposes for the first time a user fee on medical device manufacturers. Under the provisions of MDUFMA, manufacturers seeking clearance to market a new device must pay a fee to the FDA in order to have their applications reviewed. Dynatronics primarily submits new products for clearance under section 510(k) of the Medical Device Amendment of the FDC Act. The fee per 510(k) submission in fiscal year 2006 was $3,066. The fee per submission for new products in fiscal year 2007 will be approximately $3,326.

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

Employees

         On June 30, 2006, we had a total of 141 full-time employees and 10 part-time employees, compared to 132 full-time and six part-time employees at June 30, 2005.

Item 2.   Description of Property
          -----------------------

         The Company's headquarters and principal place of business are located at 7030 Park Centre Drive, Salt Lake City, Utah, 84121. The headquarters consist of a single facility housing administrative offices and manufacturing space totaling approximately 36,000 square feet. The Company owns the land and building, subject to mortgages requiring a monthly payment of approximately $16,042. The mortgages mature in 2008 and 2013. The Company also owns a 53,200 sq. ft. manufacturing facility in Ooltewah, Tennessee, and accompanying undeveloped acreage for future expansion subject to a mortgage requiring monthly payments of $13,278 and maturing in 2021. During fiscal year 2006, the Company built a 10,000 sq. ft. addition to its Tennessee facility to expand its manufacturing and warehouse operations at this location.

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

Item 3.   Legal Proceedings.
          ------------------

         There are no pending legal proceedings of a material nature to which Dynatronics is a party or of which any of its property is the subject.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report. The Company's annual meeting of shareholders will be held in November 2006.

                                     PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Small
          ---------------------------------------------------------------
          Business Issuer Purchases of Equity Securities.
          -----------------------------------------------

         Market Information. The common stock of the Company is listed on the Nasdaq Capital Market (symbol: DYNT). The following table shows the range of high and low sale prices for the common stock as quoted on the Nasdaq system for the quarterly periods indicated.

                                                Year Ended June 30,
                                            2006                    2005
                                            ----                    ----
                                     High         Low         High        Low
                                     ----         ---         ----        ---

1st Quarter (July-September)         $2.02       $1.55        $2.42       $1.30
2nd Quarter (October-December)       $1.70       $1.32        $2.15       $1.40
3rd Quarter (January-March)          $1.76       $1.36        $2.82       $1.59
4th Quarter (April-June)             $1.75       $1.12        $2.24       $1.53

         Holders. As of September 18, 2006, the approximate number of common stock shareholders of record was 440. This number does not include beneficial owners of shares held in "nominee" or "street" name. Including beneficial owners, we estimate that the total number of shareholders exceeds 2,000.

         Dividends. The Company has never paid cash dividends on its common stock. Our anticipated capital requirements are such that we intend to follow a policy of retaining earnings in order to finance the development of the business.

         Sale of Unregistered Securities. The Company has not sold any securities during the past three years in an unregistered offer and sale.

         Stock Options. In fiscal year 2006, Dynatronics granted options to employees, officers and directors pursuant to stock option plans. The total number of shares of common stock issuable under such options is 236,374 shares with an average exercise price of $1.49 per share. In fiscal year 2005, Dynatronics granted 564,924 stock options for shares of common stock at an average exercise price of $1.70 per share.

         Stock Repurchase. On September 3, 2003, the Company announced a stock repurchase program. The Board of Directors authorized the expenditure of up to $500,000 to purchase the Company's common stock on the open market pursuant to regulatory restrictions governing such repurchases. During fiscal year 2004, the Company purchased 77,400 shares for approximately $89,000. No shares were repurchased during fiscal year 2005. During fiscal year 2006, the Company purchased 46,393 shares for $59,449, leaving over $350,000 of original authorized funds for future stock repurchases. The stock repurchase program is conducted pursuant to safe harbor regulations under Rule 10b-18 of the Exchange Act for the repurchase by an issuer of its own shares.

Item 6.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

Overview
--------

         Our principal business is the design, manufacture, marketing and distribution of physical medicine products and aesthetic products. We currently sell approximately 2,000 physical medicine and aesthetic products through a network of national and international independent dealers, direct relationships with certain national accounts, and a full-line catalog. We manufacture approximately 20% of the physical medicine products and 15% of the aesthetic products in our product line. The remainder of the products are manufactured by third parties for whom Dynatronics acts as a distributor.

         Sales of manufactured physical medicine products in both fiscal years 2006 and 2005 represented approximately 75% of the Company's physical medicine product sales with the balance each year sold by the Company as a distributor. Sales of manufactured aesthetic products in fiscal years 2006 and 2005 represented approximately 96% of the Company's aesthetic product sales each year with the balance sold by the Company as a distributor. The majority of the Company's revenues are generated from the sale of its manufactured products because demand for these products is much greater and because the average selling price of our manufactured products is significantly higher than distributed products.

         Sales of all physical medicine products represented 87% of total revenues in 2006 compared to 85% in 2005, while sales of aesthetic products accounted for 7% of total revenues in 2006 and 9% of total revenues in 2005. Chargeable repairs, billable freight revenue and other miscellaneous revenue accounted for 6% of total revenues in both 2006 and 2005.

         The manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products are regulated by both national and local governmental agencies in the United States and other countries, including the FDA. In addition, the FTC regulates our advertising and other forms of product promotion and marketing. Failure to comply with applicable FDA, FTC or other regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, criminal prosecutions, limits on advertising, consumer redress, divestiture of assets, and rescission of contracts.

Selected Financial Data
-----------------------

         The table below summarizes selected financial data contained in the Company's audited financial statements for the past six fiscal years. The financial statements for the fiscal years ended June 30, 2006 and 2005 are included with this report.

                                                Selected Financial Data
                                               Fiscal Year Ended June 30

                             2006             2005          2004            2003              2002             2001

Net Sales                $ 19,513,136   $  20,404,368   $  20,587,273   $  16,896,992    $  17,133,953    $ 17,460,789

Net Income               $    194,031   $     728,816   $     883,300   $      24,799    $     316,101    $    334,179
Net Income
 per share (diluted)     $        .02   $         .08   $         .10   $         .00    $         .04    $        .04
Working Capital          $  7,390,147   $   7,043,854   $   6,300,582   $   5,516,720    $   5,484,167    $  4,971,946
Total Assets             $ 14,523,655   $  13,459,723   $  14,272,579   $  12,713,029    $  12,508,202    $ 13,560,347
Long-term Obligations    $  2,637,263   $   1,914,490   $   2,034,854   $   2,203,779    $   2,331,698    $  2,174,348


Fiscal Year 2006 Compared to Fiscal Year 2005
---------------------------------------------

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Audited Financial Statements and Notes thereto appearing elsewhere in this report.

Net Sales

         Total net sales for the year ended June 30, 2006 were $19,513,136, compared to $20,404,368 during fiscal year 2005. The majority of the reduction in sales in fiscal year 2006 was due to approximately $629,600 of lower sales of the Company's Synergie aesthetic products. Reduced sales of aesthetic equipment are primarily attributable to certain dealers deciding to drop high dollar capital equipment from their product offerings. Strategies are being implemented with the intention of restoring these lost sales, although there can be no assurance that the strategies will be successful. In addition, we had approximately $458,600 in lower sales of older "50 Series" products. Approximately $469,000 in higher sales of traction equipment and metal treatment tables during 2006 partially offset the decrease in overall sales. The increase in sales of traction equipment and metal treatment tables was due to the new DX9 traction and light therapy package which was introduced during fiscal year 2006. This package combines the Company's TX900 traction unit with the new Dynatron 702 Infrared Light Therapy device and the new DT4X motorized traction therapy table.

Gross Profit

         During fiscal year 2006, gross profit was $7,291,761 or 37.4% of net sales compared to $8,299,289 or 40.7% of net sales in 2005. The decrease in gross margin in 2006 reflects lower sales of high-margin Synergie devices and legacy "50 Series" products, which carry average gross margins in excess of 50%. In addition, a shift in product mix toward sales of lower margin medical supply products, traction equipment and treatment tables contributed to the decrease in gross margin as a percent of sales.

Selling, General and Administrative Expense

         Selling, general and administrative (SG&A) expenses for the year ended June 30, 2006 were $5,239,462 or 26.9% of net sales compared to $5,748,529 or 28.2% of net sales in 2005. Total SG&A expenses in 2006 decreased by $509,067 or 8.9% compared to 2005. The primary components affecting SG&A expenses in fiscal year 2006 compared to 2005 were:

         o    Approximately $161,000 in lower labor costs.
         o    Approximately $187,600 in lower selling expenses.
         o    Approximately $247,500 in lower incentive compensation expenses.
         o Partially offsetting the reduction in SG&A expenses were $42,000 in higher health insurance premiums.

Research and Development

         In fiscal year 2006, we invested heavily in R&D in order to develop our next-generation products. We spent a company record $1,756,281 developing new, state-of-the-art equipment during the year. This compares to $1,302,722 spent in fiscal year 2005. During fiscal year 2006, we increased the size of our engineering department in order to develop several new products. Among the new products developed during the year were the Dynatron Xp light pad, the Dynatron 702 light therapy device, the Dynatron iBox iontophoresis device, as well as two light probes. We also spent time developing the Dynatron X3 and DX2 units, which were introduced in the first quarter of fiscal 2007 and the T4 and T3 motorized therapy tables scheduled for introduction in the second quarter of fiscal 2007. Dynatronics intends to continue to develop several new products in fiscal year 2007 and beyond in order to position the Company for growth. R&D expenses represented approximately 9.0% and 6.4% of the net sales of the Company in the 2006 and 2005, respectively. R&D costs are expensed as incurred.

Pre-tax profit

         Pre-tax profit for the year ended June 30, 2006 was $209,221 compared to $1,150,856 in 2005. Lower sales and gross profit generated during fiscal year 2006, together with higher R&D costs decreased overall profits during the year. These factors were partially offset by lower SG&A expenses.

Income Tax

         Income tax expense for the year ended June 30, 2006 was $15,190 compared to $422,040 in 2005. The effective tax rate for 2006 was 7.3% compared to an effective tax rate for 2005 of 36.7%. The income tax accrual rate in fiscal year 2006 was different than the prior year due to a change in the valuation allowance for research and development credits and certain other items.

Net Income

         Net income for the year ended June 30, 2006 was $194,031 ($.02 per share), compared to $728,816 ($.08 per share) in fiscal 2005. The addition of new R&D personnel and the ramp up in new product development have all added cost to the past year, but we believe they have also provided a launching pad for future growth in sales and profits.

Liquidity and Capital Resources
-------------------------------

         The Company has financed its operations through cash reserves, available borrowings under its line of credit, and from cash provided by operations. The Company had working capital of $7,390,147 at June 30, 2006, inclusive of the current portion of long-term obligations and credit facilities, as compared to working capital of $7,043,854 at June 30, 2005.

Accounts Receivable

         Trade accounts receivable, net of allowance for doubtful accounts, remained constant at $3,022,991 at June 30, 2006 compared to $3,006,315 at June 30, 2005. Management anticipates accounts receivable could increase in future periods due to the planned introduction of new products in fiscal year 2007 which is expected to increase sales.

         Trade accounts receivable represent amounts due from the Company's dealer network and from medical practitioners and clinics. We estimate that the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers. Accounts receivable are generally collected within 30 days of the agreed terms.

Inventories

         Inventories, net of reserves, at June 30, 2006 increased $270,467 to $4,982,990 compared to $4,712,523 at June 30, 2005. Management expects that inventories will likely be maintained at current levels over the course of the next fiscal year.

Goodwill

         Goodwill at June 30, 2006 and June 30, 2005 was $789,422. Beginning July 1, 2002, the Company adopted the provisions of SFAS No. 142 Goodwill and other Intangible Assets. In compliance with SFAS 142, management utilized standard principles of financial analysis and valuation including: transaction value, market value and income value methods to arrive at a reasonable estimate of the fair value of the Company in comparison to its book value. The Company has determined it has one reporting unit. As of July 1, 2002 and June 30, 2006, the fair value of the Company exceeded the book value of the Company. Therefore, there was no indication of impairment upon adoption of SFAS No. 142 or at June 30, 2006. Management is primarily responsible for the FAS 142 valuation determination and performed the annual impairment assessment during the Company's fourth quarter.

Accounts Payable

         Accounts payable remained relatively constant at $593,016 at June 30, 2006 compared to $605,788 at June 30, 2005. All accounts payable are within term. We continue to take advantage of available early payment discounts when offered.

Accrued Expenses

         Accrued expenses decreased by $35,809 to $536,131 at June 30, 2006 compared to $571,940 at June 30, 2005. The decrease in accrued expenses is related primarily to the timing of our June 2005 national dealer meeting and accrued expenses for sales incentive programs. In 2006, the sales incentive programs were completed earlier in the year. Our sales incentives are primarily comprised of special pricing and/or discounts, which are recognized as a reduction of revenue in the year incurred.

Accrued Payroll & Benefit Expenses

         Accrued payroll & benefit expenses decreased by $113,714 to $254,453 at June 30, 2006 compared to $368,167 at June 30, 2005. The decrease in accrued payroll & benefit expenses is related to lower accrued bonuses for employees and officers, and amounts accrued for directors for their services for fiscal year 2006 compared to 2005.

Cash

         The Company's cash position was $423,184 at June 30, 2006 compared to $472,899 at June 30, 2005. The Company believes that its current cash balances, amounts available under its line of credit and cash provided by operations will be sufficient to cover its operating needs in the ordinary course of business for the next twelve months. If we experience an adverse operating environment or unusual capital expenditure requirements, additional financing may be required. However, no assurance can be given that additional financing, if required, would be available on favorable terms.

Line of Credit

         The Company maintains a revolving line of credit with a commercial bank in the amount of $4,500,000. The outstanding balance on our line of credit was $577,232 at June 30, 2006 compared to $264,761 at June 30, 2005. Interest on the line of credit is based on the bank's prime rate, which at June 30, 2006, equaled 8.25%. The line of credit is collateralized by accounts receivable and inventories. Borrowing limitations are based on 30% of eligible inventory and up to 80% of eligible accounts receivable. At June 30, 2006, the maximum borrowing base was calculated to be approximately $3.8 million. The line of credit is renewable annually on December 1st and includes covenants requiring the Company to maintain certain financial ratios. As of June 30, 2006, the Company was in compliance with all loan covenants.

         The current ratio was 4.3 to 1 at June 30, 2006 compared to 4.5 to 1 at June 30, 2005. Current assets represent 66% of total assets at June 30, 2006.

Debt

         Long-term debt excluding current installments totaled $2,023,410 at June 30, 2006 compared to $1,330,325 at June 30, 2005. The Company expanded its Tennessee facility and refinanced the property during fiscal year 2006. Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee. The principal balance on the mortgage loans is approximately $2.2 million with monthly principal and interest payments of $29,006.

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

         Any modifications to estimates of inventory valuation reserves are reflected in the cost of goods sold within the statements of income during the period in which such modifications are determined necessary by management. At June 30, 2006 and 2005, our inventory valuation reserve balance, which established a new cost basis, was $383,492 and $368,167, respectively, and our inventory balance was $4,982,990 and $4,712,523 net of reserves, respectively.

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

Allowance for Doubtful Accounts

         We must make estimates of the collectibility of accounts receivable. In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $3,022,991 and $3,006,315, net of allowance for doubtful accounts of $244,238 and $252,509, at June 30, 2006 and June 30, 2005, respectively.

Business Plan and Outlook
-------------------------

         During fiscal year 2006, we continued to focus our efforts on the development of new products for the rehabilitation and aesthetics markets while, at the same time, strengthening our channels of distribution and improving operating efficiencies.

         During the year, we introduced several new products including the Dynatron Xp Infrared Light Pad which allows unattended therapy of large segments of the body such as the back, thigh or shoulder. We also began shipping the Dynatron iBox, a new transdermal drug delivery device for iontophoresis that we believe is the most technologically advanced product of its kind on the market. In addition, we began shipping the Dynatron 702, a stand-alone light therapy device that simplifies infrared light therapy treatments. We also began offering a unique package of Dynatron modalities referred to as the DX9 package. This package includes a Dynatron TX900 traction device, related traction accessories, a Dynatron 702 Infrared Light Therapy device and the DT4X motorized traction therapy table. Combining the pain relieving characteristics of infrared light therapy as offered through our new Xp Light Pad, with the traditional benefits of decompression therapy through traction, has made our DX9 traction system one of the most unique products of its kind on the market. It is designed to provide practitioners a more effective way to relieve pain using combination therapy.

         We also introduced two new light probes to the market during fiscal year 2006 - the Dynatron 880Plus light therapy probe which generates twice the power output of its predecessor model and the Dynatron 405 combination blue/IR light probe.

         In July 2006, we introduced the Dynatron X3, a unit that offers multiple light therapy applications due to its ability to operate two Xp Infrared Light Pads or a light therapy probe with a light pad simultaneously. This device incorporates touch screen technology for easy interface with the practitioner.

         In September 2006, we introduced the DX2 combination traction and light therapy device. It is Dynatronics' first proprietary traction device and incorporates not only touch screen technology, but other unique and proprietary technology that will facilitate traction and decompression therapy. We believe it is the only unit on the market that offers traction and infrared light therapy from the same device. To support this product, we plan to introduce a new traction therapy table, the Dynatron T4, which we expect will be one of the best value tables on the market for traction and decompression therapy. The T4 and DX2 will typically be sold together as a package. We also plan to introduce a new 3-section treatment table called the T3 in the quarter ending December 31, 2006.

         In fiscal year 2006, the Company developed its own proprietary iontophoresis device - the Dynatron iBox - which is capable of delivering two treatments simultaneously. In addition, the Company began distribution in September 2006 of a line of proprietary iontophoresis electrodes with the brand name of Dynatron Ion electrodes.

         Another important part of our strategic plan is the further expansion of worldwide marketing efforts. Over the past two years, international sales have been maintained above the $1 million level or approximately 5% of net sales and we continue to press forward seeking additional opportunities for international expansion. The Company's Salt Lake City operation, where all electrotherapy, ultrasound, STS devices, light therapy and Synergie products are manufactured, is certified to ISO 13485, an internationally recognized standard of excellence in medical device manufacturing. This designation is an important requirement in obtaining the CE Mark certification, which allows us to market our products in the European Union and other foreign countries.

         We continue efforts to promote our line of aesthetic equipment which includes the Synergie AMS device for dermal massage, the Synergie MDA device for microdermabrasion, and the Synergie LT device, an infrared light therapy unit designed specifically for aesthetic applications. In September 2006, we hired a new, experienced sales manager for the aesthetic department. During fiscal year 2007, we plan to redesign our Synergie product line and make it more attractive to the international market. We also plan to develop and introduce additional products for the aesthetic market. Recent interest by medical spas in the use of other physical therapy modalities such as electrotherapy, ultrasound and light therapy in aesthetic applications has opened new potential for crossover of physical medicine modalities into the aesthetics market. This presents a unique opportunity for us to grow sales of new aesthetic products with little additional R&D effort since the products have already been developed for the physical medicine markets. We are also considering new methods of distribution to boost sales that have lagged due to reduced dealer interest in capital equipment.

         Dynatronics continues to look for strategic business opportunities that would enhance shareholder value. Such opportunities could take the form of acquisitions, exclusive marketing agreements, mergers or asset acquisitions. Such opportunities are unique and often difficult to structure. Nevertheless, Dynatronics considers this an important potential avenue for growth.

         Based on our defined strategic initiatives, we are focusing our resources in the following areas:

         o Reinforcing our position in the physical medicine market through an aggressive research and development campaign that will result in the introduction of important new products, both high tech and commodity, in fiscal year 2007. However, it is expected that the intensity of R&D investment will diminish somewhat in 2007 compared to 2006.

         o Increasing sales of Solaris devices through the introduction of new light therapy accessories and by developing new markets for light therapy applications.

         o Improving sales and distribution of rehabilitation products domestically through strengthened relationships with dealers, particularly the high-volume specialty dealers.

         o Improving distribution of aesthetic products domestically and exploring the opportunities to introduce more products into the aesthetics market.

         o Expanding distribution of both rehabilitation and aesthetic products internationally.

         o Seeking strategic partnerships to further expand our presence in and market share of the physical rehabilitation and the aesthetics markets.

Forward-Looking Statements
--------------------------

         When used in this report, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements within the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Risks and circumstances that may cause actual results to vary from the Company's expectations include, among others, the following:

         Technological Obsolescence. The business of designing and manufacturing medical and aesthetic products is characterized by rapid technological change. Although Dynatronics has obtained patents on certain aspects of its technology, there can be no assurance that our competitors will not develop or manufacture products technologically superior to those of the Company.

         Extensive Government Regulation. The manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and other countries, which adds to the expense of doing business and, if violated, could adversely affect the Company's financial condition and results of operations.

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

         Dependence on Patents and Proprietary Rights. The Company has seven patents issued and one patent pending relating to its products. In addition, we have obtained by license the worldwide rights to the STS patent. The Company's trademarks have also been registered in the United States and in other countries. There can be no assurance that patents owned by or licensed to us will not be challenged or circumvented or will provide us with any competitive advantages or that a patent will issue from any pending patent application. In addition, each patent owned by the Company expires after approximately 17 years from its date of issuance. We also rely upon copyright protection for our proprietary software and other property. There can be no assurance that any copyright obtained will not be circumvented or challenged. In addition, we rely on trade secrets that we seek to protect, in part, through confidentiality agreements with employees and other parties. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that our trade secrets will not otherwise become known to or independently developed by competitors. The Company may become involved from time to time in litigation to determine the enforceability, scope and validity of proprietary rights. Any such litigation could result in substantial cost to the Company and divert the efforts of its management and technical personnel.

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

Item 7. Financial Statements
----------------------------

         The consolidated financial statements and accompanying report of the Company's auditors follow immediately and form a part of this report.

                                                REPORT OF INDEPENDENT REGISTERED
                                                          PUBLIC ACCOUNTING FIRM






To the Board of Directors of
Dynatronics Corporation


We have audited the balance sheet of Dynatronics Corporation as of June 30, 2006 and 2005, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynatronics Corporation as of June 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ TANNER LC



Salt Lake City, Utah
September 27, 2006

                            DYNATRONICS CORPORATION
                                 Balance Sheets
                             June 30, 2006 and 2005


                 Assets                                2006             2005
                                                  -------------     ------------
Current assets:
   Cash                                           $     423,184         472,899
   Trade accounts receivable, less allowance
     for doubtful accounts of $244,238 at
     June 30, 2006 and $252,509 at June 30,
     2005                                             3,022,991       3,006,315
   Other receivables                                    216,847          91,129
   Inventories, net                                   4,982,990       4,712,523
   Prepaid expenses                                     505,786         386,935
   Prepaid income taxes                                  65,869          21,701
   Deferred tax asset - current                         387,830         384,077
                                                  -------------     -----------
          Total current assets                        9,605,497       9,075,579

Property and equipment, net                           3,671,216       3,221,944
Goodwill, net of accumulated amortization of
  $649,792 at June 30, 2006 and at June 30, 2005        789,422         789,422
Other assets                                            457,520         372,778
                                                  -------------     -----------
                                                  $  14,523,655      13,459,723
                                                  =============     ===========

      Liabilities and Stockholders' Equity

Current liabilities:
   Current installments of long-term debt         $     254,518         221,069
   Line of credit                                       577,232         264,761
   Accounts payable                                     593,016         605,788
   Accrued expenses                                     536,131         571,940
   Accrued payroll and benefit expenses                 254,453         368,167
                                                  -------------     ------------
          Total current liabilities                   2,215,350       2,031,725

Long-term debt, excluding current installments        2,023,410       1,330,325
Deferred compensation                                   388,250         360,518
Deferred tax liability - noncurrent                     225,603         223,647
                                                  -------------     ------------
          Total liabilities                           4,852,613       3,946,215
                                                  -------------     ------------
Stockholders' equity:
   Common stock, no par value.  Authorized
     50,000,000 shares; issued 9,034,566 shares
     at June 30, 2006 and 9,015,128 shares at
     June 30, 2005                                    2,746,503       2,779,000
   Deferred stock compensation                           (4,000)              -
   Retained earnings                                  6,928,539       6,734,508
                                                  -------------     -----------
Commitments
          Total stockholders' equity                  9,671,042       9,513,508

                                                  -------------     -----------
                                                  $  14,523,655      13,459,723
                                                  =============     ===========

See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION
                              Statements of Income
                       Years Ended June 30, 2006 and 2005



                                                       2006              2005
                                                  -------------     ------------

Net sales                                         $  19,513,136      20,404,368
Cost of sales                                        12,221,375      12,105,079
                                                  -------------     ------------
          Gross profit                                7,291,761       8,299,289

Selling, general, and administrative expenses         5,239,462       5,748,529
Research and development expenses                     1,756,281       1,302,722
                                                  -------------     ------------
          Operating income                              296,018       1,248,038
                                                  -------------     ------------

Other income (expense):
   Interest income                                       10,714           9,377
   Interest expense                                    (163,287)       (139,482)
   Other income, net                                     65,776          32,923
                                                  -------------     ------------
          Total other income (expense)                  (86,797)        (97,182)
                                                  -------------     ------------

          Income before income taxes                    209,221       1,150,856

Income tax expense                                       15,190         422,040
                                                  -------------     ------------

          Net income                              $     194,031         728,816
                                                  =============     ============

          Basic net income per common share       $        0.02            0.08

          Diluted net income per common share     $        0.02            0.08

Weighted average basic and diluted common shares outstanding

          Basic                                       9,019,416       8,973,911
          Diluted                                     9,170,270       9,213,808





See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION
                            Statements of Cash Flows
                       Years Ended June 30, 2006 and 2005

                                                      2006              2005
                                                  -------------     ------------
Cash flows from operating activities:
  Net income                                      $     194,031         728,816
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
      Depreciation and amortization of property
        and equipment                                   354,220         372,332
      Other amortization                                  7,324           7,324
      Provision for doubtful accounts                    48,000          96,000
      Provision for inventory obsolescence              252,000         276,000
      Provision for warranty reserve                    280,085         169,321
      Provision for deferred compensation                27,732          29,496
      Compensation expense on stock and options           4,000          29,700
      Change in operating assets and liabilities:
         Receivables                                   (190,394)        620,189
         Inventories                                   (522,467)       (300,726)
         Prepaid expenses and other assets             (210,916)         (3,420)
         Deferred tax asset, net                         (1,797)         24,570
         Accounts payable and accrued expenses         (442,381)       (173,207)
         Prepaid income taxes                           (41,013)         21,701
         Income tax payable                                   -        (218,601)
                                                  -------------     ------------

            Net cash provided by (used in)
            operating activities                       (241,576)      1,679,495
                                                  -------------     ------------

Cash flows from investing activities:
  Capital expenditures                                 (804,992)       (284,162)
  Proceeds from sale of assets                            1,500             (31)
                                                  -------------     ------------

              Net cash used in investing
              activities                               (803,492)       (284,193)
                                                  -------------     ------------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt            1,530,000               -
  Principal payments on long-term debt                 (803,466)       (209,457)
  Net change in line of credit                          312,471      (1,339,774)
  Proceeds from issuance of common stock                 15,797          53,801
  Redemption of common stock                            (59,449)              -
                                                  -------------     ------------

              Net cash provided by (used in)
              financing activities                      995,353      (1,495,430)
                                                  -------------     ------------

              Net change in cash                        (49,715)       (100,128)

Cash at beginning of period                             472,899         573,027
                                                  -------------     ------------

Cash at end of period                             $     423,184         472,899
                                                  =============     ============

Supplemental disclosures of cash flow information:
  Cash paid for interest                          $     156,723         138,304
  Cash paid for income taxes                             58,000         594,370
Supplemental disclosure of non-cash investing
    and financing activities:
  Common stock issued for directors fees                  8,000               -
  Income tax benefit from non-employee exercise
    of stock options                                      3,155          25,095

See accompanying notes to financial statements.


                                             DYNATRONICS CORPORATION
                                        Statements of Stockholders' Equity
                                        Years Ended June 30, 2006 and 2005



                                                                    Deferred                          Total
                                                      Common         stock          Retained       stockholders'
                                                       stock       compensation     earnings          equity
                                                  -------------    ------------    ------------   ---------------
Balances at June 30, 2004                         $   2,670,404              -       6,005,692         8,676,096

Issuance of 58,440 shares of common stock
  upon exercise of employee stock options                53,801              -               -            53,801

Issuance of 25,000 common stock options for
   services                                              29,700              -               -            29,700

Income tax benefit disqualifying disposition
  of employee stock options                              25,095              -               -            25,095

Net income                                                    -              -         728,816           728,816
                                                  -------------    ------------    ------------   ---------------

Balances at June 30, 2005                             2,779,000              -       6,734,508         9,513,508

Issuance of 14,238 shares of common stock
  upon exercise of employee stock options                15,797              -               -            15,797

Redeemed 46,393 shares of common stock                  (59,449)             -               -           (59,449)

Income tax benefit disqualifying disposition
  of employee stock options                               3,155              -               -             3,155

Issuance of 5,200 shares of restricted stock
  to outside directors                                    8,000              -               -             8,000

Deferred restricted stock compensation                        -         (4,000)              -            (4,000)

Net income                                                    -              -         194,031           194,031
                                                  -------------    ------------    ------------   ---------------

Balances at June 30, 2006                         $   2,746,503         (4,000)      6,928,539         9,671,042
                                                  =============    ============    ============   ===============

See accompanying notes to financial statements.
                                                                F-5

                             DYNATRONICS CORPORATION

                          Notes to Financial Statements

                             June 30, 2006 and 2005



(1)      Basis of Presentation and Summary of Significant Accounting Policies

         (a)  Basis of Presentation

              Dynatronics Corporation (the Company) manufactures, markets, and distributes a broad line of therapeutic, diagnostic, and rehabilitation equipment, medical supplies and soft goods, treatment tables and aesthetic medical devices to an expanding market of physical therapists, podiatrists, orthopedists, chiropractors, plastic surgeons, dermatologists, and other medical professionals. The products are distributed primarily through dealers in the United States and Canada, with additional distribution in foreign countries.

         (b)  Cash Equivalents

              For purposes of the combined statements of cash flows, all highly liquid investments with maturities of three months or less are considered to be cash equivalents. There were no significant cash equivalents as of June 30, 2006 and 2005.

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

         (f)  Goodwill and Long-Lived Assets

              Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, as of July 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Management is primarily responsible for the SFAS No. 142 valuation determination. In compliance with SFAS No. 142, management utilizes standard principles of financial analysis and valuation including: transaction value, market value, and income value methods to arrive at a reasonable estimate of the fair value of the Company in comparison to its book value. The Company has determined it has one reporting unit. As of July 1, 2002, the fair value of the Company exceeded the book value of the Company. Therefore, there was not an indication of impairment upon adoption of SFAS No. 142. Management performed its annual impairment assessment during the Company's fourth quarter of fiscal year 2006 and 2005 and has determined there is not an indication of impairment. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

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

              A reconciliation between the basic and diluted weighted average number of common shares for 2006 and 2005 is summarized as follows:

                                                           2006           2005
                                                       ------------- -----------
              Basic weighted average number of
              common shares outstanding during
              the year                                   9,019,416     8,973,911
              Weighted average number of
              dilutive common stock options
              outstanding during the year                  150,854       239,897
                                                       ------------- -----------
              Diluted weighted average number
              of common and common equivalent
              shares outstanding during the year         9,170,270     9,213,808
                                                       ============= ===========

              Outstanding options not included in the computation of diluted net income per share based on the treasury stock method total 675,638 and 188,092 as of June 30, 2006 and 2005, respectively, because to do so would have been antidilutive.

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

                                                     Year ended       Year ended
                                                      June 30,         June 30,
                                                        2006             2005
                                                  --------------    ------------
              Net income as reported              $     194,031         728,816
              Less: pro forma adjustment for
                stock based compensation, net
                of income tax                          (563,489)        (44,042)
                                                  --------------    ------------
                           Pro forma net
                           income (loss)          $    (369,458)        684,774
                                                  ==============    ============
              Basic net income (loss) per
               share:
                     As reported                  $        0.02            0.08
                     Effect of pro forma
                       adjustment                         (0.06)             -
                                                  -------------     ------------
                     Pro forma                            (0.04)           0.08

              Diluted net income (loss)
                per share:
                     As reported                           0.02            0.08
                     Effect of pro forma
                       adjustment                         (0.06)          (0.01)
                                                  -------------     ------------
                     Pro forma                    $       (0.04)           0.07
                                                  =============     ============

              The Company has no employee stock-based compensation expense since stock options have exercise prices at least equal to the market price of the Company's stock on the grant date.

              The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                            June 30
                                                  ------------------------------
                                                      2006             2005
                                                  ---------------  -------------
              Expected dividend yield                  0%                0%
              Expected stock price volatility         70-88%            86-89%
              Risk-free interest rate             4.14 - 4.98%      3.68 - 4.45%
              Expected life of options             5 - 10 years      5 - 7 years

              The weighted average fair value of options granted during 2006 and 2005 was $1.22 and $1.31, respectively.

              On May 19, 2006 the Board of Directors accelerated the vesting of certain unvested stock options awarded to employees and officers under the Company's stock option plan. The Company took this action to avoid an accounting charge (as compensation expense) for these options starting in the quarter ending September 30, 2006, as required by FAS 123(R). A portion of the increase in proforma compensation expense in fiscal 2006, as shown above, is a result of the vesting acceleration.

         (m)  Concentration of Risk

              In the normal course of business, the Company provides unsecured credit terms to its customers. Most of the Company's customers are involved in the medical industry. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations. The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risks on cash or cash equivalents.

         (n)  Operating Segments

              The Company operates in one line of business, the development, marketing, and distribution of a broad line of medical products for the physical therapy and aesthetics markets. As such, the Company has only one reportable operating segment as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

              The Company groups their sales into physical medicine products and aesthetic products. Physical medicine products consisted of 87% of net sales for the year ended June 30, 2006 and 85% for the year ended June 30, 2005. Aesthetics products consisted of 7% and 9% of net sales for years ended June 30, 2006 and 2005, respectively. Chargeable repairs, billable freight and other miscellaneous revenue account for the remaining 6% of total revenues in both years ended June 30, 2006 and 2005, respectively.

         (o)  Use of Estimates

              Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Significant items subject to such estimates and assumptions include the carrying amount of property, plant, and equipment; valuation allowances for receivables, income taxes, and inventories; accrued product warranty reserve; and estimated recoverability of goodwill. Actual results could differ from those estimates.

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

         (q)  Advertising Cost

              Advertising costs are expensed as incurred except for catalogs. Catalogs are recorded as prepaid supplies until they are no longer owned or expected to be used, at which time they are recorded as advertising expense. Advertising expense for the years ended June 30, 2006 and 2005 was approximately $186,000 and $232,000, respectively. No prepaid supplies consisted of catalogs as of June 30, 2006 and 2005.

 (2)   Inventories

       Inventories consist of the following:

                                                       2006            2005
                                                  --------------   ------------
             Raw materials                        $    3,034,919      2,671,255
             Finished goods                            2,331,563      2,409,435
             Inventory reserve                          (383,492)      (368,167)
                                                  --------------   ------------
                                                       4,982,990      4,712,523
                                                  ==============   ============

(3)    Property and Equipment

       Property and equipment consist of
          the following:

                                                       2006            2005
                                                  --------------   ------------
             Land                                 $      354,743        354,743
             Buildings                                 3,590,088      2,921,127
             Machinery and equipment                   1,481,796      1,560,010
             Office equipment                          1,059,664      1,011,101
             Vehicles                                     94,290         94,290
                                                  --------------   ------------
                                                       6,580,581      5,941,271
             Less accumulated depreciation
              and amortization                         2,909,365      2,719,327
                                                  --------------   ------------
                                                  $    3,671,216      3,221,944
                                                  ==============   ============
(4)      Product Warranty Reserve

         A reconciliation of the changes in the product warranty reserve, which is include in accrued expenses, consists of the following:

                                                       2006             2005
                                                  --------------   -------------
             Beginning product warranty reserve
                balance                           $      208,000        184,000
             Warranty repairs                           (280,085)      (145,322)
             Warranties issued                           138,975        139,324
             Changes in estimated warranty costs         141,110         29,998
                                                  --------------   -------------

                        Ending product warranty
                         reserve balance          $      208,000        208,000
                                                  ==============   =============
(5)      Line of Credit

         The Company has a revolving line of credit facility with a commercial bank in the amount of $4.5 million. Borrowing limitations are based on 30% of eligible inventory and up to 80% of eligible accounts receivable. At June 30, 2006 and 2005, the outstanding balance was approximately $577,000 and $265,000, respectively. The line of credit is collateralized by inventory and accounts receivable and bears interest at the bank's "prime rate," (8.25% and 6.25% at June 30, 2006 and 2005, respectively). This line is subject to annual renewal and matures on December 1, 2006. Accrued interest is payable monthly.

(6)      Long-Term Debt

         Long-term debt consists of the following:

                                                       2006             2005
                                                  --------------   -------------

           6.44% promissory note secured by
           trust deed on real property, maturing
           January 2021, payable in monthly
           installments of $13,278                $   1,504,394               -
           6.21% promissory note secured by a
           trust deed on real property, maturing
           November 2013, payable in decreasing
           installments currently at $7,373             498,159         550,191
           5.84% promissory note secured by a
           trust deed on real property, payable
           in monthly installments of $8,669
           through November 2008                        233,422         320,791
           8.87% promissory note secured by
           fixed assets, payable in monthly
           installments of $3,901 through May
           2007                                          41,435          83,683
           6.75% promissory note secured by
           building, maturing May 2017, payable
           in  monthly installments beginning at
           $5,641                                             -         594,227
           Other notes payable                              518           2,502

                                                  --------------   -------------
                        Total long-term debt          2,277,928       1,551,394
      Less current installments                         254,518         221,069
                                                  --------------   -------------
                        Long-term debt, excluding
                        current installments      $   2,023,410       1,330,325
                                                  ==============   =============

         The aggregate maturities of long-term debt for each of the years subsequent to 2006 are as follow: 2007, $254,518; 2008, $225,940; 2009,
         $177,300; 2010, $144,652; 2011, $154,080 and thereafter $1,321,438.

(7)      Leases

         The Company leases vehicles under noncancelable operating lease agreements. Rent expense for the years ended June 30, 2006 and 2005 was $29,765 and $23,664, respectively. Future minimum rental payments required under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of 2006 are as follows:
         2007, $28,729; 2008, $20,888 and 2009, $7,702.

(8)      Goodwill and Other Intangible Assets

         Goodwill. The cost of acquired companies in excess of the fair value of the net assets and purchased intangible assets at acquisition date is recorded as goodwill. As of June 30, 2002, the Company had net goodwill of $789,422 arising from the acquisition of Superior Orthopaedic Supplies, Inc. on May 1, 1996 and the exchange of Dynatronics Laser Corporation common stock for a minority interest in Dynatronics Marketing Corporation on June 30, 1983.

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

                                                      As of           As of
                                                  June 30, 2006    June 30, 2005
                                                  --------------   -------------
        Gross carrying amount                     $      73,240          73,240
        Accumulated amortization                         42,724          35,400
                                                  --------------   -------------
                  Net carrying amount             $      30,516          37,840
                                                  ==============   =============

         Amortization expense associated with the license agreement was $7,324 for 2006 and 2005. Estimated amortization expense for the existing license agreement is expected to be $7,324 for each of the fiscal years ending June 30, 2007 through June 30, 2010.

(9)      Income Taxes

         Income tax expense (benefit) for the years ended June 30 consists of:

                                  Current          Deferred          Total
                              ---------------   --------------    ------------
         2006:
           U.S. federal       $       (3,724)         (1,556)           (5,280)
           State and local            20,711            (241)           20,470
                              ---------------   --------------    ------------
                              $       16,987          (1,797)           15,190
                              ===============   ==============    ============
         2005:
           U.S. federal       $      332,838          21,278           354,116
           State and local            64,632           3,292            67,924
                              ---------------   --------------    ------------
                              $      397,470          24,570           422,040
                              ===============   ==============    ============

         Actual income tax expense differs from the "expected" tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to income before income taxes) as follows:

                                                        2006             2005
                                                  --------------   -------------
         Expected tax expense                     $      71,135         391,291
         State taxes, net of federal tax benefit         11,206          64,632
         Officers' life insurance                        (3,278)         (3,239)
         Extraterritorial income exclusion               (7,662)         (7,480)
         Other, net                                     (56,211)        (23,164)
                                                  --------------   -------------
                                                  $      15,190         422,040
                                                  ==============   =============

         Deferred income tax assets and liabilities related to the tax effects of temporary differences are as follows:

                                                       2006             2005
                                                  --------------   -------------
         Net deferred tax asset - current:
            Inventory capitalization for income
              tax purposes                        $      63,523          64,640
            Inventory reserve                           143,043         137,326
            Warranty reserve                             77,584          77,584
            Accrued product liability                    12,580          10,341
            Allowance for doubtful accounts              91,100          94,186
                                                  -------------    -------------
                            Total deferred tax
                             asset - current      $     387,830         384,077
                                                  =============    =============
        Net deferred tax asset (liability) -
         non-current:
            Deferred compensation                 $     144,817         134,473
            Property and equipment, principally
             due to differences in depreciation        (373,052)       (361,409)
            Non-compete and goodwill                      2,632           3,289
                                                  -------------    -------------
        Total deferred tax liability -
         non-current                              $    (225,603)       (223,647)
                                                  =============    =============

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

(10)     Major Customers and Sales by Geographic Location

         During the fiscal years ended June 30, 2006 and 2005, sales to any single customer did not exceed 10% of total net sales.

         Sales in the United  States and other  countries  were 95 percent and 5
         percent  for  both   fiscal   years  ended  June  30,  2006  and  2005,
         respectively.

 (11)    Common Stock

         On July 15, 2003, the Company approved an open-market share repurchase program for up to $500,000 of the Company's common stock. During the year ended June 30, 2006, the Company acquired and retired $59,449 of common stock. There were no stock repurchases during fiscal year 2005.

         The Company granted options to acquire common stock under its 2005 qualified stock option plan for fiscal 2006 and under its 1992 qualified stock option plan for fiscal 2005. The options are to be granted at not less than 100% of the market price of the stock at the date of grant. Option terms are determined by the board of directors, and exercise dates may range from six months to ten years from the date of grant.

         A summary of activity follows:

                                                   2006                             2005
                                     --------------------------------  ---------------------------------
                                                         Weighted                          Weighted
                                       Number            average          Number           average
                                      of shares       exercise price     of shares      exercise price
                                     -------------    ---------------  --------------  -----------------
         Options outstanding at
              beginning of year          1,155,839  $       1.41            723,884    $         1.15
         Options granted                   236,374          1.49            564,924              1.70
         Options exercised                  14,238          1.11             56,880              0.92
         Options canceled or expired      (248,117)         1.42            (76,089)             1.50
                                     -------------                     --------------
         Options outstanding at end
              of year                    1,129,858          1.42          1,155,839              1.41
                                     =============                     ==============
         Options exercisable at end
              of year                    1,129,858          1.42            477,330              0.91
                                     =============                     ==============
         Range of exercise prices at
              end of year                            $   0.66 - 3.00                   $     0.66 - 3.00

         At June 30, 2006, 440,852 shares of common stock were authorized and reserved for issuance, but were not granted under the terms of the stock option plan.

         At June 30, 2006 and 2005, the Company has 80,000 options outstanding that were not issued under the Company's stock option plan. The exercise price of the options ranges from $1.08 to $4.00. The options expire during fiscal 2007 through fiscal 2010.

(12)     Employee Benefit Plan

         During 1991, the Company established a deferred savings plan which qualifies under Internal Revenue Code Section 401(k). The plan covers all employees of the Company who have at least six months of service and who are age 20 or older. For 2006 and 2005, the Company made matching contributions of 25% of the first $2,000 of each employee's contribution. The Company's contributions to the plan for 2006 and 2005 were $34,120 and $30,204, respectively. Company matching contributions for future years are at the discretion of the board of directors.

(13)     Salary Continuation Agreements

         As of June 30, 2006 the Company had salary continuation agreements with two key employees. The agreements provide a pre-retirement salary continuation income to the employee's designated beneficiary in the event that the employee dies before reaching age 65. This death benefit amount is the lesser of $75,000 per year or 50% of the employee's salary at the time of death, and continues until the employee would have reached age 65. The agreements also provide the employee with a 15-year supplemental retirement benefit if the employee remains in the employment of the Company until age 65. Estimated amounts to be paid under the agreements are being accrued over the period of the employees' active employment. As of 2006 and 2005, the Company has accrued $388,250 and $360,518, respectively, of deferred compensation under the terms of the agreements.

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

         On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2008.

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

Item 8B.  Other Information
          -----------------

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
        ------------------------------------------------------------------------
With Section 16(a) of the Exchange Act
--------------------------------------

         The Company hereby incorporates by reference into and makes a part of this report the information and disclosure set forth under the headings "Executive Officers and Directors," "Compliance with Section 16(a) of the Securities Exchange Act of 1934," "Committees and Meetings of the Board of Directors," "Audit Committee Financial Expert" and "Code of Ethics" contained in the Company's definitive proxy statement for its 2006 Annual Meeting of Shareholders, to be sent to shareholders of the Company subsequent to the filing of this report on Form 10-KSB.

Item 10.  Executive Compensation.
          -----------------------

         The Company hereby incorporates by reference into and makes a part of this report the information and disclosure set forth under the heading "Executive Compensation and other Matters" and "Remuneration of Directors" contained in the Company's definitive proxy statement for its 2006 Annual Meeting of Shareholders, to be sent to shareholders of the Company subsequent to the filing of this report on Form 10-KSB.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and
          ------------------------------------------------------------------
Related Stockholders Matters.
-----------------------------

         The Company hereby incorporates by reference into and makes a part of this report the information and disclosure set forth under the heading "Voting Securities and Principal Shareholders" and "Equity Compensation Plan Information" contained in the Company's definitive proxy statement for its 2006 Annual Meeting of Shareholders, to be sent to shareholders of the Company subsequent to the filing of this report on Form 10-KSB.

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

         During the two years ended June 30, 2006, the Company was not a party to any transaction in which any director, executive officer or shareholder holding more than 5% of the Company's issued and outstanding common stock had a direct or indirect material interest.

Item 13. Exhibits
         --------

       (a)   Exhibits and documents required by Item 601 of Regulation S-B:

       1.     Financial Statements (included in Part II, Item 7):

              Report of Independent Registered Public Accounting Firm........F-1

              Balance Sheets at June 30, 2006 and 2005.......................F-2

              Statements of Income for years ended
              June 30, 2006 and 2005.........................................F-3

              Statements of Stockholders'
              Equity for years ended June 30, 2006
              and 2005.......................................................F-4

              Statements of Cash Flows for
              years ended June 30, 2006 and 2005 ............................F-5

              Notes to Financial Statements..................................F-6


       Exhibits:
       --------

               Reg. S-B
              Exhibit No.            Description
              ----------             -----------

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

              10.2          Employment contract with Kelvyn H. Cullimore, Jr.
                            (previously filed)

              10.2          Employment contract with Larry K. Beardall
                            (previously filed)

              10.3          Loan Agreement with Zion Bank (previously filed)

              10.4 Settlement Agreement dated March 29, 2000 with Kelvyn Cullimore, Sr. (previously filed)

              10.7 Dynatronics Corporation 2005 Equity Incentive Award Plan (previously filed as Annex A to the Company's Definitive Proxy Statement on Schedule 14A filed on October 27, 2005)

              10.8 Form of Option Agreement for the 2005 Equity Incentive Award Plan for incentive stock options (filed herewith)

              10.9 Form of Option Agreement for the 2005 Equity Incentive Award Plan for non-qualified options (filed herewith)

              23.1          Consent of Tanner LC (filed herewith)

              31 Certification under Rule 13a-14(a)/15d-14(a) of principal executive officer and principal financial officer (filed herewith)

              32 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SECTION 1350) (filed herewith)

Item 14.    Principal Accountants Fees and Services
            ---------------------------------------

         The Company hereby incorporates by reference into and makes a part of this report the information and disclosure set forth under the heading "Auditor Fees" contained in the Company's definitive proxy statement for its 2006 Annual Meeting of Shareholders, to be sent to shareholders of the Company subsequent to the filing of this report on Form 10-KSB.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DYNATRONICS CORPORATION


                                      By    /s/ Kelvyn H. Cullimore, Jr.
                                           -----------------------------
                                           Kelvyn H. Cullimore, Jr.
                                           Chief Executive Officer and President

Date:  September 27, 2006

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ Kelvyn H. Cullimore, Jr.    Chairman, President, CEO     September 26, 2006
-----------------------------    (Principal Executive
Kelvyn H. Cullimore, Jr.         Officer)


 /s/ Terry M. Atkinson, CPA      Chief Financial Officer      September 26, 2006
-----------------------------    (Principal Financial Officer
Terry M. Atkinson, CPA           and Principal Accounting
                                 Officer)


 /s/ Larry K. Beardall           Director, Executive          September 26, 2006
-----------------------------    Vice President
Larry K. Beardall


                                 Director                     September 26, 2006
-----------------------------
E. Keith Hansen, M.D.


                                 Director                     September 26, 2006
-----------------------------
Howard L. Edwards


  /s/ Val J. Christensen
-----------------------------    Director                     September 26, 2006
Val J. Christensen


 /s/ Joseph H. Barton            Director                     September 26, 2006
-----------------------------
Joseph H. Barton