Form 10QSB
period 2006-09-30
DYNATRONICS CORP
filed 2006-11-14
CIK 720875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2006.

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

                                 (801) 568-7000
                                  -------------
                           (Issuer's telephone number)

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


The number of shares outstanding of the issuer's common stock, no par value, as of November 8, 2006 is 8,961,398.

Transitional Small Business Disclosure Format (Check one): Yes __ No X

                             DYNATRONICS CORPORATION
                                   FORM 10-QSB
                               SEPTEMBER 30, 2006
                                TABLE OF CONTENTS



                                                                    Page Number
                                                                    -----------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.................................................1

Balance Sheets
September 30, 2006 (unaudited) and June 30, 2006 (audited)...................1

Unaudited Statements of Operations
Three Months Ended September 30, 2006 and 2005...............................2

Unaudited Statements of Cash Flows
Three Months Ended September 30, 2006 and 2005...............................3

Notes to Unaudited Financial Statements......................................4

Item 2. Management's Discussion and Analysis or Plan of Operation............8

Item 3. Controls and Procedures.............................................14

PART II. OTHER INFORMATION

Item 6.  Exhibits...........................................................14

                        DYNATRONICS CORPORATION
                             Balance Sheets

                                                September 30,       June 30,
                                                    2006              2006
                  Assets                        (Unaudited)         (Audited)
                                               --------------    ---------------

Current assets:
   Cash                                        $      247,006           423,184
   Trade accounts receivable, less
     allowance for doubtful accounts
     of $258,411 at September 30, 2006
     and $244,238 at June 30, 2006                  2,919,455         3,022,991
   Other receivables                                  196,532           216,847
   Inventories, net                                 5,142,825         4,982,990
   Prepaid expenses                                   624,081           505,786
   Prepaid income taxes                               175,428            65,869
   Deferred tax asset - current                       387,830           387,830
                                               --------------    ---------------
          Total current assets                      9,693,157         9,605,497

Property and equipment, net                         3,621,885         3,671,216
Goodwill, net of accumulated amortization
   of $649,792 at September 30, 2006 and
   at June 30, 2006                                   789,422           789,422
Other assets                                          418,721           457,520
                                               --------------    ---------------
                                               $   14,523,185        14,523,655
                                               ==============    ===============


        Liabilities and Stockholders' Equity

Current liabilities:
   Current installments of long-term debt      $      246,307           254,518
   Line of credit                                     872,765           577,232
   Accounts payable                                   685,028           593,016
   Accrued expenses                                   523,569           536,131
   Accrued payroll and benefit expenses               126,665           254,453
                                               --------------    ---------------
          Total current liabilities                 2,454,334         2,215,350

Long-term debt, excluding current installments      1,968,216         2,023,410
Deferred compensation                                 396,305           388,250
Deferred tax liability - noncurrent                   225,603           225,603
                                               --------------    ---------------
          Total liabilities                         5,044,458         4,852,613
                                               --------------    ---------------
Commitments

Stockholders' equity:
   Common stock, no par value.  Authorized
     50,000,000 shares; issued 8,975,373
     shares at September 30, 2006 and
     9,034,566 shares at June 30, 2006              2,727,196         2,746,503
   Deferred stock compensation                         (2,000)           (4,000)
   Retained earnings                                6,753,531         6,928,539
                                               --------------    ---------------

          Total stockholders' equity                9,478,727         9,671,042

                                               --------------    ---------------
                                               $   14,523,185        14,523,655
                                               ==============    ===============



See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION
                       Condensed Statements Of Operations
                                   (Unaudited)


                                                      Three Months Ended
                                                         September 30
                                                    2006               2005
                                               --------------    ---------------

Net sales                                      $    4,139,057    $    4,358,428
Cost of sales                                       2,646,900         2,769,844
                                               --------------    ---------------
          Gross profit                              1,492,157         1,588,584

Selling, general, and administrative expenses       1,261,145         1,243,125
Research and development expenses                     478,084           413,605
                                               --------------    ---------------
          Operating income (loss)                    (247,072)          (68,146)
                                               --------------    ---------------
Other income (expense):
   Interest income                                      6,683             2,791
   Interest expense                                   (47,510)          (30,189)
   Other income, net                                    3,332            59,250
                                               --------------    ---------------
          Total other income (expense)                (37,495)           31,852
                                               --------------    ---------------

          Income (loss) before income taxes          (284,567)          (36,294)

Income tax expense (benefit)                         (109,559)          (13,973)
                                               --------------    ---------------

          Net income (loss)                    $     (175,008)   $      (22,321)
                                               ==============    ===============

          Basic and diluted net income (loss)
          per common share                     $        (0.02)   $        (0.00)
                                               ==============    ===============


Weighted average basic and diluted common shares outstanding (note 2)

          Basic and diluted                         8,976,744         9,017,771




See accompanying notes to condensed financial statements.

                             DYNATRONICS CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)


                                                       Three Months Ended
                                                         September 30
                                                    2006               2005
                                               --------------    ---------------
Cash flows from operating activities:
   Net income (loss)                           $     (175,008)   $      (22,321)
   Adjustments to reconcile net income
    (loss) to net cash used in
    operating activities:
       Depreciation and amortization of
         property and equipment                        89,750            84,544
       Other amortization                               1,831             1,831
       Provision for doubtful accounts                 12,000            12,000
       Provision for inventory obsolescence            48,000            63,000
       Provision for warranty reserve                  70,133            59,451
       Provision for deferred compensation              8,055             6,933
       Compensation expense on stock and
         options                                        2,093                 -
       Change in operating assets and
         liabilities:
           Receivables                                111,851          (192,030)
           Inventories                               (207,835)           74,082
           Prepaid expenses and other assets          (81,327)         (168,748)
           Accounts payable and accrued
             expenses                                (118,471)         (496,878)
           Prepaid income tax                        (109,559)          (14,973)
                                               --------------    ---------------

               Net cash used in operating
               activities                            (348,487)         (593,109)
                                               --------------    ---------------

Cash flows from investing activities:
   Capital expenditures                               (40,419)          (27,296)
   Proceeds from sale of assets                             -             1,500
                                               --------------    ---------------

               Net cash used in investing
               activities                             (40,419)          (25,796)
                                               --------------    ---------------

Cash flows from financing activities:
   Principal payments on long-term debt               (63,405)          (52,890)
   Net change in line of credit                       295,533           603,994
   Proceeds from issuance of common stock              21,600             5,968
   Redemption of common stock                         (41,000)                -
                                               --------------    ---------------

               Net cash provided by financing
               activities                             212,728           557,072
                                               --------------    ---------------

               Net change in cash                    (176,178)          (61,833)

Cash at beginning of period                           423,184           472,899
                                               --------------    ---------------

Cash at end of period                          $      247,006    $      411,066
                                               ==============    ===============

Supplemental disclosures of cash flow
 information:
   Cash paid for interest                      $       48,018    $       27,516
   Cash paid for income taxes                  $            -    $        1,000



See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


NOTE 1.  PRESENTATION

The balance sheet as of September 30, 2006 and statements of operations and cash flows for the three months ended September 30, 2006 and 2005 were prepared by Dynatronics Corporation without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements for the two years ended June 30, 2006 and 2005. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10-KSB filing.

NOTE 2.  NET INCOME PER COMMON SHARE

Net income (loss) per common share is computed based on the weighted-average number of common shares and, as appropriate, dilutive common stock equivalents outstanding during the period. Stock options are considered to be common stock equivalents. The computation of diluted earnings per share does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Basic net income (loss) per common share is the amount of net income (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted net income (loss) per common share is the amount of net income (loss) for the period available to each share of common stock outstanding during the reporting period and to each common stock equivalent outstanding during the period, unless inclusion of common stock equivalents would have an anti-dilutive effect.

In calculating net income (loss) per common share, the net income (loss) was the same for both the basic and diluted calculation for the three months ended September 30, 2006 and 2005. A reconciliation between the basic and diluted weighted-average number of common shares for the three months ended September 30, 2006 and 2005 is summarized as follows:

                                                         (Unaudited)
                                                      Three Months Ended
                                                         September 30,
                                                    2006              2005
                                               --------------    ---------------

Basic weighted average number of common shares
outstanding during the period                       8,976,744         9,017,771

Weighted average number of dilutive common
stock options outstanding during the period           103,432                 -
                                               --------------    ---------------

Diluted weighted average number of common and
common equivalent shares outstanding during
the period                                          9,080,176         9,017,771
                                               ==============    ===============

NOTE 3. EMPLOYEE STOCK COMPENSATION

Effective July 1, 2006, the Company adopted SFAS No. 123(R) (Revised 2004), Share Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements using a fair value method of accounting. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.

Using the modified prospective method compensation cost recognized in the three months ended September 30, 2006, includes amounts of compensation cost of all stock based payments that vested during the period (based on grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the proforma footnote disclosures). In accordance with the modified prospective method, results for prior periods have not been restated.

The following table summarizes the effect during the three months ended September 30, 2006 of adopting SFAS No. 123(R) as of July 1, 2006:

Selling, general, and administrative expenses                    $           93
                                                                 ---------------
     Total stock option compensation expense recognized                      93
Related deferred income tax expense                                           -
                                                                 ---------------

Increase in net loss                                             $           93
                                                                 ===============
Impact on basic and diluted net income (loss) per
common share                                                     $            -
                                                                 ===============

Prior to July 1, 2006, as permitted under SFAS No. 123, the Company accounted for its stock option plans following the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no stock based compensation had been reflected in net income (loss) for stock options granted to directors, officers and employees of the Company as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted was fixed at that time. Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below for the period ended September 30, 2005:

                                                              Three months ended
                                                              September 30, 2005
                                                             -------------------

Net income (loss) as reported                                $          (22,321)
Less: pro forma adjustment for stock based
      compensation, net of income tax
                                                                       (173,562)
                                                             -------------------

Pro forma net income (loss)                                  $         (195,883)
                                                             ===================

Basic and diluted net income (loss) per share:
As reported                                                  $                -
Effect of pro forma adjustment                                            (0.02)
                                                             -------------------
Pro forma                                                                 (0.02)
                                                             ===================

The per share weighted-average fair value of stock options granted for the three months ended September 30, 2005 was $1.40 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                              Three months ended
                                                              September 30, 2005
                                                             -------------------

Expected dividend yield                                                  0%
Risk-free interest rate                                             4.14 - 4.20%
Expected volatility                                                   87 - 88%
Vesting period                                                       1 - 5 years
Expected life                                                        5 & 7 years

NOTE 4.  COMPREHENSIVE INCOME

For the periods ended September 30, 2006 and 2005, comprehensive income was equal to the net income as presented in the accompanying condensed statements of income.

NOTE 5.  INVENTORIES

Inventories consisted of the following:

                                               September 30,         June 30,
                                                    2006               2006
                                               --------------    ---------------

Raw material                                   $    3,035,136         3,034,919
Finished goods                                      2,523,648         2,331,563
Inventory reserve                                    (415,959)         (383,492)
                                               --------------    ---------------

                                               $    5,142,825         4,982,990
                                               ==============    ===============

NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment were as follows:

                                                September 30,        June 30,
                                                    2006               2006
                                               --------------    ---------------

Land                                           $      354,744           354,743
Buildings                                           3,590,088         3,590,088
Machinery and equipment                             1,514,114         1,481,796
Office equipment                                    1,067,764         1,059,664
Vehicles                                               94,290            94,290
                                               --------------    ---------------
                                                    6,621,000         6,580,581

Less accumulated depreciation
   and amortization                                 2,999,115         2,909,365
                                               --------------    ---------------

                                               $    3,621,885         3,671,216
                                               ==============    ===============

NOTE 7.  PRODUCT WARRANTY RESERVE

The Company adopted the provisions of FASB Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as of December 31, 2002. The Company accrues the estimated costs to be incurred in connection with its product warranty programs as products are sold based on historical warranty rates. The product warranty reserve is included in accrued expenses at September 30, 2006 and 2005. A reconciliation of the changes in the warranty liability is as follows:

                                       Three months ended   Three months ended
                                       September 30, 2006   September 30, 2005
                                      --------------------  -------------------

Beginning product warranty
  reserve balance                     $           208,000              208,000
Warranty repairs                                  (70,133)             (59,451)
Warranties issued                                  59,410               31,041
Changes in estimated
  warranty costs                                   10,723               28,410
                                      --------------------  -------------------
Ending product warranty
  liability balance                   $           208,000              208,000
                                      ====================  ===================

NOTE 8. COMMON STOCK.

The Company received proceeds of $21,600 during the three months ended September 30, 2006 for 20,000 shares of common stock that were issued upon the exercise of options for services.

NOTE 9. RECENT ACCOUNTING PRONOUNCEMENTS

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

Results of Operations
---------------------

The Company's fiscal year ends on June 30th. This report covers the first quarter ended September 30, 2006, for the Company's fiscal year ending June 30, 2007.

Net Sales

The Company began shipping two new products during the quarter ended September 30, 2006, including the Dynatron X3 light therapy device and the Dynatron DX2 combination decompression/light therapy device. The new Dynatron X3 is the most powerful infrared light therapy device offered by the Company. It is capable of powering any of the Company's infrared light probes and two infrared light pads simultaneously. The new Dynatron DX2 Decompression System combines the benefits of infrared light therapy with traction and decompression therapy into one unique device. The Company generated only limited sales of the DX2 during the quarter ended September 30, 2006, as it was only available for sale the last two weeks of the quarter.

During the quarter ended September 30, 2006, the Company generated sales of $4,139,057, compared to $4,358,428 in the quarter ended September 30, 2005. Sales increases from new Dynatron X3 and DX2 decompression/light therapy units were offset by lower sales of the Company's aesthetic equipment and legacy 50 Series products. Reduced sales of aesthetic equipment are primarily attributable to certain dealers determining to drop high-dollar capital equipment from their product offerings. Efforts are underway to find new dealers or sales strategies in the territories where these dealers have discontinued carrying the product line. Sales of older 50 Series products have declined as a result of customers preferring to purchase the Company's newer Solaris products with infrared light therapy. Sales of wood tables and metal tables, as well as certain other supplies, were also lower compared to the same period last year.

The months of July and August are traditionally slow sales months due to summer vacations of both dealers and distributors as well as practitioners. Additionally, there appears to be a general softening in demand for capital equipment and supplies broadly reported by our dealer network. These factors also contributed to decreased sales compared to last year.

Gross Profit

During the quarter ended September 30, 2006, total gross profit was $1,492,157, or 36.1% of net sales, compared to $1,588,584, or 36.4% of net sales, in the quarter ended September 30, 2005. The decrease in gross profit is primarily due to the lower sales generated during the reporting quarter compared to the prior year period. The decrease in gross profit as a percent of sales was mainly attributable to reduced sales of high-margin aesthetic devices as well as reduced sales of legacy 50 Series products. Lower than expected gross margins on the new X3 and DX2 products also contributed to overall lower gross margin percentages.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the quarter ended September 30, 2006 were $1,261,145, or 30.5% of net sales, compared to $1,243,125, or 28.5% of net sales in the prior year period. Overall SG&A expenses for the quarter ended September 30, 2006 were within 2% of last year's amount.

Research and Development

During the quarter ended September 30, 2006, the Company incurred heavy R&D expenses in completing the development of the Dynatron X3 light therapy device and the DX2 combination decompression/light therapy device. R&D expenses during the quarter ended September 30, 2006 increased 16% to $478,084, compared to $413,605 in the prior year period. R&D expenses represented approximately 11.6% and 9.5% of the net sales of the Company in the quarters ended September 30, 2006 and 2005, respectively. R&D costs are expensed as incurred. Management anticipates that future R&D expenses will return to more normal levels now that the development of the new X-series products has been completed. However, the Company remains committed to a strong R&D program in order to develop state-of-the-art products for future growth.

Other income

The Company recorded a one-time, $57,000 gain from the sale of an investment last year during the quarter ended September 30, 2005.

Pre-tax loss

Pre-tax loss for the quarter ended September 30, 2006 was $284,567 compared to a pre-tax loss of $36,294 in the quarter ended September 30, 2005. Lower sales generated during the current quarter, combined with higher R&D costs and the one-time gain on the asset sale last year, account for the differences between the comparative periods.

Income Tax Benefit

Income tax benefit for the quarter ended September 30, 2006 was $109,559 compared to $13,973 in the quarter ended September 30, 2005. The effective tax rate for both periods reported was 38.5%.

Net Loss

Net loss for the quarter ended September 30, 2006 was $175,008 ($.02 per share), compared to a net loss of $22,321 ($.00 per share) in the quarter ended September 30, 2005. The lower sales generated during the reporting quarter, combined with higher R&D expenses and the absence of a gain on the sale of assets as occurred last year, led to the increase in net loss compared to the prior year period.

Liquidity and Capital Resources
-------------------------------

The Company has financed its operations through cash reserves, available borrowings under its line of credit, and from cash provided by operations. The Company had working capital of $7,238,823 at September 30, 2006, inclusive of the current portion of long-term obligations and credit facilities, as compared to working capital of $7,390,147 at June 30, 2006. The Company believes that it has sufficient liquidity and working capital to meet its operational requirements.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, decreased $103,536 to $2,919,455 at September 30, 2006 compared to $3,022,991 at June 30,
2006. The Company's trade accounts receivable fluctuate each quarter based on the level of sales generated during the reporting period, and on the timing of payments received from its dealers, medical practitioners and clinics who are its primary customers. We estimate that the allowance for doubtful accounts is adequate based on our historical knowledge and relationships with these customers. Accounts receivable are generally collected within 30 days of the agreed terms.

Inventories

Inventories, net of reserves, at September 30, 2006 increased $159,835 to $5,142,825 compared to $4,982,990 at June 30, 2006. This increase reflects the introduction of two new products during the quarter. Management expects that inventories will likely be maintained at current levels or reduce somewhat over the upcoming quarters as inventory levels for the new products are normalized.

Prepaid Expenses

Prepaid expenses increased $118,295 to $624,081 at September 30, 2006 compared to $505,786 at June 30, 2006, due primarily to increases in advances made to suppliers for various component parts.

Goodwill

Goodwill at September 30, 2006 and June 30, 2006 was $789,422. Beginning July 1, 2002, the Company adopted the provisions of SFAS No. 142 Goodwill and other Intangible Assets. In compliance with SFAS 142, management utilized standard principles of financial analysis and valuation, including transaction value, market value and income value methods, to arrive at a reasonable estimate of the fair value of the Company in comparison to its book value. The Company has determined it has one reporting unit. As of July 1, 2002 and June 30, 2006, the fair value of the Company exceeded the book value of the Company. Therefore, there was no indication of impairment upon adoption of SFAS No. 142 or at June 30, 2006. Management is primarily responsible for the FAS 142 valuation determination and performed the annual impairment assessment during the Company's fourth quarter of fiscal 2006.

Accounts Payable

Accounts payable increased by $92,012 to $685,028 at September 30, 2006 compared to $593,016 at June 30, 2006. All accounts payable are within term. We continue to take advantage of available early payment discounts when offered.

Accrued Payroll & Benefit Expenses

Accrued payroll & benefit expenses decreased by $127,788 to $126,665 at September 30, 2006 compared to $254,453 at June 30, 2006. The decrease in accrued payroll & benefit expenses is related to 1) timing differences resulting in lower accrued payroll at September 30, 2006 compared to June 30, 2006, and 2) lower accrued bonuses for employees and officers and corresponding payroll taxes.

Cash

The Company's cash position decreased $176,178 to $247,006 at September 30, 2006 compared to $423,184 at June 30, 2006, due to higher inventory levels and the operating loss generated during the quarter. The Company believes that its current cash balances, amounts available under its line of credit and cash provided by operations will be sufficient to cover its operating needs in the ordinary course of business for the next twelve months. If we experience an adverse operating environment or unusual capital expenditure requirements, additional financing may be required. However, no assurance can be given that additional financing, if required, would be available on favorable terms.

Line of Credit

The Company maintains a revolving line of credit with a commercial bank up to a maximum amount of $4,500,000. The outstanding balance on our line of credit increased $295,533 to $872,765 at September 30, 2006 compared to $577,232 at June 30, 2006. Interest on the line of credit is based on the bank's prime rate, which at September 30, 2006, was 8.25%. The line of credit is collateralized by accounts receivable and inventories. Borrowing limitations are based on 30% of eligible inventory and up to 80% of eligible accounts receivable. The line of credit is renewable biennially in December of each odd numbered year, and includes covenants requiring the Company to maintain certain financial ratios. As of September 30, 2006, the Company was in compliance with all loan covenants.

The current ratio was 3.9 to 1 at September 30, 2006 compared to 4.3 to 1 at June 30, 2006. Current assets represented 67% of total assets at September 30, 2006.

Debt

Long-term debt excluding current installments totaled $1,968,216 at September 30, 2006 compared to $2,023,410 at June 30, 2006. Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee. The current principal balance on the mortgage loans is approximately $2.2 million, with monthly principal and interest payments of $29,320.

Stock Repurchase Program

On September 3, 2003, the Company announced a stock repurchase program. The Board of Directors authorized the expenditure of up to $500,000 to purchase the Company's common stock on the open market pursuant to regulatory restrictions governing such repurchases. During fiscal 2004, the Company purchased $89,000 of stock. During fiscal 2006, the Company purchased $59,000 of stock. In the first quarter of fiscal 2007, the Company purchased $41,000 of stock, leaving over $300,000 of authorized funds for future stock repurchases. The stock repurchase program is conducted pursuant to safe harbor regulations under Rule 10b-18 of the Exchange Act for the repurchase by an issuer of its own shares.

Inflation and Seasonality

The Company's revenues and net income from continuing operations have not been unusually affected by inflation or price increases for raw materials and parts from vendors.

The Company's business operations are not materially affected by seasonality factors, although traditionally July and August experience slower sales due to summer related activities on the part of dealers, distributors and practitioners.

Critical Accounting Policies
----------------------------

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and risks related to these policies on our business operations are discussed in this Management's Discussion and Analysis where such policies affect our reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, see Notes to the Audited Financial Statements contained in the Company's annual report on Form 10-KSB for the year ended June 30, 2006. In all material respects, management believes that the accounting principles that are utilized conform to accounting principles generally accepted in the United States of America.

The preparation of this quarterly report requires us to make significant estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses reported in our unaudited financial statements. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate these estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Inventory Reserve

The nature of our business requires that we maintain sufficient inventory on hand at all times to meet the requirements of our customers. We record finished goods inventory at the lower of standard cost, which approximates actual costs (first-in, first-out), or market. Raw materials are recorded at the lower of cost (first-in, first-out) or market. Inventory valuation reserves are maintained for the estimated impairment of the inventory. Impairment may be a result of slow moving or excess inventory, product obsolescence or changes in the valuation of the inventory. In determining the adequacy of reserves, we analyze the following, among other things:

         o    Current inventory quantities on hand.
         o    Product acceptance in the marketplace.
         o    Customer demand.
         o    Historical sales.
         o    Forecast sales.
         o    Product obsolescence.
         o    Technological innovations.

Any modifications to estimates of inventory valuation reserves are reflected in the cost of goods sold within the statements of income during the period in which such modifications are determined necessary by management. At September 30, 2006 and June 30, 2006, our inventory valuation reserve balance was $415,959 and $383,492, respectively, and our inventory balance was $5,142,825 and $4,982,990 net of reserves, respectively.

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

Allowance for Doubtful Accounts

We must make estimates of the collectibility of accounts receivable. In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $2,919,455 and $3,022,991, net of allowance for doubtful accounts of $258,411 and $244,238, at September 30, 2006 and June 30, 2006, respectively.

Business Plan and Outlook
-------------------------

During fiscal year 2007, management began implementing a four-fold strategy to improve overall operations. This strategy focused on (1) boosting marketing efforts through new sales incentive programs; (2) reducing labor expenses; (3) enhancing product profit margins through improved manufacturing processes; and
(4) continuing development of new, state-of-the-art products for future growth. Management's goal in implementing this four-fold strategy is to enable the Company to address short-term profitability without jeopardizing long-term growth.

During the quarter ended September 30, 2006, the Company introduced several new sales incentive programs for dealers and distributors including an incentive cruise for fiscal 2007. In addition, management identified a number of improvements that can be made to lower manufacturing costs and thus improve profit margins, particularly for the new X-Series products recently introduced that do not enjoy the gross profit margin originally anticipated. Labor cost reductions are being achieved through improved production efficiencies and reductions in R&D labor which had been ramped up the past year to accelerate development of the X-Series products. Finally, the Company continues development of new products for both the rehabilitation and aesthetic markets.

During the reporting quarter, we introduced the Dynatron X3, a powerful light therapy device capable of powering a light probe and two light pads simultaneously. This device incorporates touch screen technology for easy interface with the practitioner. We also introduced the DX2 combination traction and light therapy device. The DX2 is Dynatronics' first proprietary traction device and incorporates not only touch screen technology, but other unique and proprietary technology that will facilitate traction and decompression therapy. We believe it is the only unit on the market that offers traction and infrared light therapy from the same device.

The introductions of the new T3 and T4 treatment tables are scheduled for the third fiscal quarter ending March 31, 2007. These tables are designed with a higher lift capacity and several unique features. The T4 therapy table is specially designed for performing traction and decompression therapies with the DX2 unit.

Another important part of our strategic plan is the further expansion of worldwide marketing efforts. Over the past two years, international sales have been maintained above the $1 million level, or approximately 5% of net sales, and we continue to press forward seeking additional opportunities for international expansion. The Company's Salt Lake City operation, where all electrotherapy, ultrasound, STS devices, light therapy and Synergie products are manufactured, is certified to ISO 13485, an internationally recognized standard of excellence in medical device manufacturing. This designation is an important requirement in obtaining the CE Mark certification, which allows us to market our products in the European Union and other foreign countries.

We continue efforts to promote our line of aesthetic equipment which includes the Synergie AMS device for dermal massage, the Synergie MDA device for microdermabrasion, and the Synergie LT device, an infrared light therapy unit designed specifically for aesthetic applications. In September 2006, we hired a new, experienced sales manager for the aesthetic department. During fiscal year 2007, we plan to redesign our Synergie product line and make it more attractive to the international market. We also plan to develop and introduce additional products for the aesthetic market. In addition, we are considering new methods of distribution to boost sales that have lagged due to reduced dealer interest in capital equipment.

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

Based on our defined strategic initiatives, we are focusing our resources in the following areas:

         o Reinforcing our position in the physical medicine market through an aggressive marketing and advertising plan which includes several new sales incentive programs.

         o Reducing labor and certain other expenses through improved production efficiencies and reductions in R&D labor costs which had been increased over the past year to accelerate the introduction of the X-Series products.

         o Enhancing product profit margins through improved manufacturing processes, particularly for the recently introduced X-Series products.

         o Continuing development of new, state-of-the-art products, both high tech and commodity, in fiscal year 2007, for both the rehabilitation and aesthetic markets.

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

Cautionary Statement Concerning Forward-Looking Statements
----------------------------------------------------------

The statements contained in this report on Form 10-QSB, particularly the foregoing discussion in Part 1 Item 2, Management's Discussion and Analysis or Plan of Operation, that are not purely historical, are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act. These statements refer to our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of the words or phrases "believes," "expects," "anticipates," "should," "plans," "estimates," "intends," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis or Plan of Operation regarding product development, market acceptance, financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in our Annual Report on Form 10-KSB under the headings "Description of Business" and "Risk Factors." The fact that some of the risk factors may be the same or similar to past reports filed with the SEC means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our other SEC filings are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance.

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

         o failure to sustain or manage growth, including the failure to continue to develop new products or to meet demand for existing products;

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002. These requirements may place a strain on our systems and resources. The Securities Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We are currently reviewing and further documenting our internal control procedures. However, the guidelines for the evaluation and attestation of internal control systems for small companies continue to evolve. Therefore, we can give no assurances that our systems will satisfy the new regulatory requirements. In addition, in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight will be required.

Item 3.  Controls and Procedures

Based on evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Report, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

              Small Business Issuer Purchases of Equity Securities*

                                                                 Approximate
                                       Total # of Shares      Dollar Value of
           Total # of                  Purchased as part      Shares that May
           Shares      Average Price   of Publicly Announced  Yet be Purchased
Period     Purchased   Paid per Share  Plans or Programs      Under Plan/Program

7/1/06 to
7/31/06      13,600          $1.18             13,600              $335,437

8/1/06 to
8/31/06       8,300          $1.31              8,300              $324,578

9/1/06 to
9/30/06      10,900          $1.29             10,900              $310,551

* The Company's repurchase program was announced on September 3, 2003. At that time, the Company approved repurchases aggregating $500,000.

Item 6.    Exhibits

         (a)  Exhibits
              --------

              3.1 Articles of Incorporation and Bylaws of Dynatronics Laser Corporation. Incorporated by reference to a Registration Statement on Form S-1 (No. 2-85045) filed with the SEC and effective November 2, 1984

              3.2 Articles of Amendment dated November 21, 1988 (previously filed)

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

              10.2 Employment contract with Larry K. Beardall (previously filed)

              10.3   Loan Agreement with Zions Bank (previously filed)

              10.5   Amended Loan Agreement with Zions Bank (previously filed)

              10.6 1992 Amended and Restated Stock Option Plan (previously filed)

              10.7 Dynatronics Corporation 2005 Equity Incentive Award Plan (previously filed as Annex A to the Company's Definitive Proxy Statement on Schedule 14A filed on October 27, 2005)

              10.8 Form of Option Agreement for the 2005 Equity Incentive Plan for incentive stock options (previously filed as Exhibit
                     10.8 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006)

              10.9 Form of Option Agreement for the 2005 Equity Incentive Plan for non-qualified options (previously filed as Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006)

              11 Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)

              31.1 Certification under Rule 13a-14(a)/15d-14(a) of principal executive officer (filed herewith)


              31.2 Certification under Rule 13a-14(a)/15d-14(a) of principal financial officer (filed herewith)


              32 Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SECTION 1350) (filed herewith)

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DYNATRONICS CORPORATION
                              Registrant


Date        11/13/06          /s/ Kelvyn H. Cullimore, Jr.
       -------------          -----------------------------------------------
                              Kelvyn H. Cullimore, Jr.
                              Chairman, President and Chief Executive Officer
                              (Principal Executive Officer)


Date        11/13/06          /s/ Terry M. Atkinson, CPA
       -------------          -----------------------------------------------
                              Terry M. Atkinson, CPA
                              Chief Financial Officer
                              (Principal Financial Officer)