Form 10QSB
period 2006-12-31
DYNATRONICS CORP
filed 2007-02-14
CIK 720875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2006.

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

The number of shares outstanding of the issuer's common stock, no par value, as of February 6, 2007 is 8,888,007.

Transitional Small Business Disclosure Format (Check one): Yes __ No  X

                             DYNATRONICS CORPORATION
                                   FORM 10-QSB
                                DECEMBER 31, 2006
                                TABLE OF CONTENTS



                                                                     Page Number
                                                                     -----------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements..................................................1

Balance Sheets
December 31, 2006 (unaudited) and June 30, 2006 (audited).....................1

Unaudited Statements of Operations
Three and Six Months Ended December 31, 2006 and 2005.........................2

Unaudited Statements of Cash Flows
Six Months Ended December 31, 2006 and 2005...................................3

Notes to Unaudited Financial Statements.......................................4

Item 2. Management's Discussion and Analysis or Plan of Operation.............9

Item 3. Controls and Procedures..............................................15

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........15

Item 6.  Exhibits............................................................16

                             DYNATRONICS CORPORATION
                                 Balance Sheets

                                                   December 31,       June 30,
                                                       2006             2006
                          Assets                   (Unaudited)       (Audited)
                                                  -------------    -------------

Current assets:
   Cash                                           $     490,090         423,184
   Trade accounts receivable, less allowance
       for doubtful accounts of $271,029 at
       December 31, 2006 and $244,238 at
       June 30, 2006                                  2,825,493       3,022,991
   Other receivables                                    346,824         216,847
   Inventories, net                                   4,597,319       4,982,990
   Prepaid expenses                                     608,612         505,786
   Prepaid income taxes                                 207,214          65,869
   Deferred tax asset - current                         387,830         387,830
                                                  --------------   -------------
          Total current assets                        9,463,382       9,605,497

Property and equipment, net                           3,553,827       3,671,216
Goodwill, net of accumulated amortization
       of $649,792 at December 31, 2006 and
       at June 30, 2006                                 789,422         789,422
Other assets                                            407,444         457,520
                                                  --------------   -------------
                                                  $  14,214,075      14,523,655
                                                  ==============   =============


            Liabilities and Stockholders' Equity

Current liabilities:
   Current installments of long-term debt         $     238,418         254,518
   Line of credit                                     1,043,053         577,232
   Accounts payable                                     344,921         593,016
   Accrued expenses                                     480,279         536,131
   Accrued payroll and benefit expenses                 205,171         254,453
                                                  --------------   -------------
          Total current liabilities                   2,311,842       2,215,350

Long-term debt, excluding current installments        1,911,185       2,023,410
Deferred compensation                                   404,360         388,250
Deferred tax liability - noncurrent                     225,603         225,603
                                                  --------------   -------------
          Total liabilities                           4,852,990       4,852,613
                                                  --------------   -------------
Commitments

Stockholders' equity:
   Common stock, no par value.  Authorized
       50,000,000 shares; issued 8,893,678
       shares at December 31, 2006 and
       9,034,566 shares at June 30, 2006              2,651,140       2,746,503
   Deferred stock compensation                                -          (4,000)
   Retained earnings                                  6,709,945       6,928,539
                                                  --------------   -------------

          Total stockholders' equity                  9,361,085       9,671,042

                                                  --------------   -------------
                                                  $  14,214,075      14,523,655
                                                  ==============   =============


See accompanying notes to condensed financial statements.


                                              DYNATRONICS CORPORATION
                                         Condensed Statements Of Operations
                                                    (Unaudited)

                                                     Three Months Ended                  Six Months Ended
                                                         December 31                        December 31
                                                    2006              2005             2006              2005
                                               --------------   ---------------   --------------   ---------------
Net sales                                      $   4,428,182    $    5,230,833    $   8,567,239    $    9,589,261
Cost of sales                                      2,796,992         3,172,671        5,443,892         5,942,515
                                               --------------   ---------------   --------------   ---------------
          Gross profit                             1,631,190         2,058,162        3,123,347         3,646,746

Selling, general, and administrative expenses      1,308,868         1,328,353        2,570,013         2,571,478
Research and development expenses                    346,671           432,361          824,755           845,965
                                               --------------   ---------------   --------------   ---------------
          Operating income (loss)                    (24,349)          297,448         (271,421)          229,303
                                               --------------   ---------------   --------------   ---------------
Other income (expense):
   Interest income                                     4,662             2,409           11,344             5,200
   Interest expense                                  (53,260)          (39,880)        (100,769)          (70,069)
   Other income, net                                   2,075               562            5,407            59,811
                                               --------------   ---------------   --------------   ---------------
          Net other income (expense)                 (46,523)          (36,909)         (84,018)           (5,058)
                                               --------------   ---------------   --------------   ---------------

          Income (loss) before income taxes          (70,872)          260,539         (355,439)          224,245

Income tax expense (benefit)                         (27,286)          100,306         (136,845)           86,333
                                               --------------   ---------------   --------------   ---------------

          Net  income (loss)                   $     (43,586)   $      160,233    $    (218,594)   $      137,912
                                               ==============   ===============   ==============   ===============

Basic and diluted net income (loss)
  per common share                             $       (0.00)   $         0.02    $       (0.02)   $         0.02
                                               ==============   ===============   ==============   ===============


Weighted average basic and diluted common shares outstanding (note 2)

          Basic                                    8,949,804         9,020,394        8,963,274         9,019,082

          Diluted                                  8,949,804         9,161,516        8,963,274         9,184,666





See accompanying notes to condensed financial statements.

                             DYNATRONICS CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)


                                                         Six Months Ended
                                                            December 31
                                                       2006             2005
                                                  -------------    -------------
Cash flows from operating activities:
   Net income (loss)                              $    (218,594)   $    137,912
   Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
        Depreciation and amortization of
          property and equipment                        176,480         169,109
        Other amortization                                3,662           3,662
        Provision for doubtful accounts                  24,000          24,000
        Provision for inventory obsolescence             96,000         126,000
        Provision for warranty reserve                  134,557         129,843
        Provision for deferred compensation              16,110          13,866
        Compensation expense on stock and options         4,367               -
        Change in operating assets and
          liabilities:
           Receivables                                   43,521        (442,846)
           Inventories                                  289,671        (175,066)
           Prepaid expenses and other assets            (56,412)       (222,348)
           Accounts payable and accrued expenses       (487,786)       (320,788)
           Prepaid income tax                          (141,345)         21,701
           Income tax payable                                 -          16,632
                                                  -------------    -------------

               Net cash used in operating
               activities                              (115,769)       (518,323)
                                                  -------------    -------------

Cash flows from investing activities:
   Capital expenditures                                 (59,091)        (62,362)
   Proceeds from sale of assets                               -           1,500
                                                  -------------    -------------

               Net cash used in investing
               activities                               (59,091)        (60,862)
                                                  -------------    -------------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                   -       1,530,000
   Principal payments on long-term debt                (128,325)       (684,581)
   Net change in line of credit                         465,821           6,051
   Proceeds from issuance of common stock                23,297           8,095
   Redemption of common stock                          (119,027)              -
                                                  -------------    -------------

               Net cash provided by financing
               activities                               241,766         859,565
                                                  -------------    -------------

               Net change in cash                        66,906         280,380

Cash at beginning of period                             423,184         472,899
                                                  -------------    -------------

Cash at end of period                             $     490,090    $    753,279
                                                  =============    =============

Supplemental disclosures of cash flow
  information:
   Cash paid for interest                         $      99,785    $     70,896
   Cash paid for income taxes                     $       4,500    $     48,000

See accompanying notes to condensed financial statements.

                             DYNATRONICS CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (Unaudited)


NOTE 1.  PRESENTATION

The balance sheet as of December 31, 2006 and statements of operations and cash flows for the three and six months ended December 31, 2006 and 2005 were prepared by Dynatronics Corporation without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements for the two years ended June 30, 2006 and 2005. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10-KSB filing.

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

In calculating net income (loss) per common share, the net income (loss) was the same for both the basic and diluted calculation for the three and six months ended December 31, 2006 and 2005. A reconciliation between the basic and diluted weighted-average number of common shares for the three and six months ended December 31, 2006 and 2005 is summarized as follows:

                                  (Unaudited)                (Unaudited)
                               Three Months Ended          Six Months Ended
                                  December 31,               December 31,
                              2006           2005        2006           2005
                           -----------   ----------  ------------   ------------

Basic weighted average
number of common shares
outstanding during the
period                       8,949,804    9,020,394    8,963,274      9,019,082

Weighted average number
of dilutive common stock
options outstanding
during the period                   -       141,122         -           165,584
                           -----------   ----------  ------------   ------------

Diluted weighted average
number of common and
common equivalent shares
outstanding during the
period                      8,949,804     9,161,516    8,963,274      9,184,666
                           ===========   ==========  ============   ============

Outstanding options not included in the computation of diluted net income (loss) per share for the three month periods ended December 31, 2006 and 2005 total 819,838 and 823,016 and for the six month periods ended December 31, 2006 and 2005 total 813,442 and 798,032 respectively, because to do so would have been anti-dilutive.

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

Using the modified prospective method, compensation cost recognized in the three and six months ended December 31, 2006, includes amounts of compensation cost of all stock based payments that vested during the period (based on grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the proforma footnote disclosures). In accordance with the modified prospective method, results for prior periods have not been restated.

The following table summarizes the effect during the three and six months ended December 31, 2006 of adopting SFAS No. 123(R) as of July 1, 2006:

                                                Three Months         Six Months
                                           December 31, 2006  December 31, 2006
                                          ------------------- ------------------
Selling, general, and administrative
expenses                                  $              274                367
                                          ------------------- ------------------
     Total stock option compensation
     expense recognized                                  274                367

Related deferred income tax expense                        -                  -
                                          ------------------- ------------------
Increase in net loss                                     274                367
                                          $
                                          =================== ==================
Impact on basic and diluted net income
(loss) per common share                   $                -                  -
                                          =================== ==================

Prior to July 1, 2006, as permitted under SFAS No. 123, the Company accounted for its stock option plans following the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no stock based compensation had been reflected in net income (loss) for stock options granted to directors, officers and employees of the Company as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted was fixed at that time. Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below for the periods ended December 31, 2005:

                                          Three months ended   Six months ended
                                           December 31, 2005  December 31, 2005
                                         -------------------- ------------------

Net income (loss) as reported            $           160,233            137,912
Less: pro forma adjustment
  for stock based compensation,
  net of income tax                                 (277,912)          (451,474)
                                         -------------------- ------------------

Pro forma net income (loss)              $          (117,679)          (313,562)
                                         ==================== ==================

Basic and diluted net income
  (loss) per share:
As reported                              $              0.02               0.02

Effect of pro forma adjustment                         (0.03)             (0.05)
                                         -------------------- ------------------
Pro forma                                              (0.01)             (0.03)
                                         ==================== ==================

The per share weighted-average fair value of stock options granted for the three months ended December 31, 2006 and 2005 was $0.86 and $1.45 per share, respectively, and for the six months ended December 31, 2006 and 2005 was $0.78 and $1.59 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                   Three months ended    Three months ended
                                    December 31, 2006      December 31, 2005
                                  --------------------- ------------------------

Expected dividend yield                    0%                    0%
Risk-free interest rate                   4.50%                 4.37%
Expected volatility                        55%                   87%
Vesting period                         4 - 5 years           0 - 5 years
Expected life                            7 years            7 & 10 years

                                    Six months ended      Six months ended
                                    December 31, 2006      December 31, 2005
                                  --------------------- ------------------------

Expected dividend yield                    0%                    0%
Risk-free interest rate               4.50 - 5.03%          4.14 - 4.37%
Expected volatility                     55 - 58%              87 - 88%
Vesting period                         4 - 5 years           0 - 5 years
Expected life                            7 years            7 & 10 years


NOTE 4.  COMPREHENSIVE INCOME

For the periods ended December 31, 2006 and 2005, comprehensive income was equal to the net income as presented in the accompanying condensed statements of income.


NOTE 5.  INVENTORIES

Inventories consisted of the following:

                                           December 31, 2006      June 30, 2006
                                           -----------------   ----------------
Raw material                               $       2,866,078          3,034,919
Finished goods                                     2,185,712          2,331,563
Inventory reserve                                   (454,471)          (383,492)
                                           -----------------  -----------------
                                           $       4,597,319          4,982,990
                                           =================  =================

NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment were as follows:

                                           December 31, 2006      June 30, 2006
                                           -----------------   ----------------
Land                                       $         354,744            354,743
Buildings                                          3,603,380          3,590,088
Machinery and equipment                            1,517,336          1,481,796
Office equipment                                   1,069,922          1,059,664
Vehicles                                              94,290             94,290
                                           -----------------   -----------------
                                                   6,639,672          6,580,581
Less accumulated depreciation
   and amortization                                3,085,845          2,909,365
                                           -----------------   -----------------

                                           $       3,553,827          3,671,216
                                           =================   =================

NOTE 7.  PRODUCT WARRANTY RESERVE

The Company accrues the estimated costs to be incurred in connection with its product warranty programs as products are sold based on historical warranty rates. The product warranty reserve is included in accrued expenses at December 31, 2006 and 2005. A reconciliation of the changes in the warranty liability is as follows:

                                          Three months ended  Three months ended
                                           December 31, 2006   December 31, 2005
                                          ------------------  ------------------

Beginning product warranty reserve
  balance                                  $         208,000            208,000
Warranty repairs                                     (64,424)           (70,391)
Warranties issued                                     63,560             37,255
Changes in estimated warranty costs                      864             33,136
                                           -----------------   -----------------
Ending product warranty liability
  balance                                  $         208,000            208,000
                                           =================   =================

                                           Six months ended    Six months ended
                                           December 31, 2006   December 31, 2005
                                           -----------------   -----------------

Beginning product warranty reserve
  balance                                  $         208,000            208,000
Warranty repairs                                    (134,557)          (129,843)
Warranties issued                                    122,971             68,296
Changes in estimated warranty costs                   11,586             61,547
                                           -----------------   -----------------
Ending product warranty liability
   balance                                 $         208,000            208,000
                                           =================   =================

NOTE 8. COMMON STOCK.

The Company received proceeds of $1,697 during the six months ended December 31, 2006 for 1,664 shares of common stock that were issued upon the exercise of options by employees and $21,600 for 20,000 shares of common stock that were issued upon the exercise of options by non-employees. The Company received proceeds of $8,095 during the six months ended December 31, 2005 for 6,886 shares of common stock that were issued upon the exercise of options by employees.

NOTE 9. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB ratified Emerging Issues Task Force Issue, or EITF, No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF No. 06-3 requires that, for interim and annual reporting periods beginning after December 15, 2006, we disclose our policy related to the presentation of sales taxes and similar assessments related to our revenue transactions. Early adoption is permitted. Dynatronics Corporation presents revenue net of sales taxes and any similar assessments. EITF No. 06-3 had no effect on our financial position and results of operations.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, this statement simplifies and codifies fair value related guidance previously issued within United States of America generally accepted accounting principles. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently reviewing SFAS 157 and has not yet determined the impact that the adoption of SFAS 157 will have on its results of operations or financial condition.

During the quarter ended September 29, 2006, the Securities and Exchange Commission released Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements ("SAB 108"), which provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 calls for the quantification of errors using both a balance sheet and income statement approach based on the effects of such errors on each of the company's financial statements and the related financial statement disclosures. SAB 108 is effective for financial statements issued for the fiscal year ending after November 15, 2006. Adoption of SAB 108 will not have a significant impact on our results of operations or financial condition.

On December 21, 2006, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position (FSP) Emerging Issues Task Force ("EITF") 00-19-2, "Accounting for Registration Payment Arrangements," which requires an issuer to account for a contingent obligation to transfer consideration under a registration payment arrangement in accordance with FASB Statement No. 5, Accounting for Contingencies and FASB Interpretation 14, Reasonable Estimation of the Amount of Loss. Registration payment arrangements are frequently entered into in connection with issuance of unregistered financial instruments, such as equity shares or warrants. A registration payment arrangement contingently obligates the issuer to make future payments or otherwise transfer consideration to another party if the issuer fails to file a registration statement with the SEC for the resale of specified financial instruments or fails to have the registration statement declared effective within a specific period. The FSP requires issuers to make certain disclosures for each registration payment arrangement or group of similar arrangements. The FSP is effective immediately for registration payment arrangements and financial instruments entered into or modified after the FSP's issuance date. For previously issued registration payment arrangements and financial instruments subject to those arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006. We do not expect the adoption of this FSP to have a significant impact on our financial condition or results of operations

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements (unaudited) and Notes thereto appearing elsewhere in this report on Form 10-QSB.

Results of Operations
---------------------

The Company's fiscal year ends on June 30th. This report covers the second quarter ended December 31, 2006, for the Company's fiscal year ending June 30, 2007.

Net Sales

During the quarter ended December 31, 2006, the Company generated sales of $4,428,182, compared to $5,230,833 in the quarter ended December 31, 2005. For the six months ended December 31, 2006, the Company generated sales of $8,567,239, compared to $9,589,261 in the prior year period. Lower sales of the Company's therapy and aesthetic equipment were partially offset by sales of the new DX2 decompression/light therapy units. The introduction of the Dynatron XP light pad in last year's second quarter ending December 31, 2005, resulted in an increase in sales and gross margins in that period. In addition, there appears to be a general softening in demand for capital equipment and supplies broadly reported by our dealer network which contributed to decreased sales compared to last year. We believe this softening is partly attributable to the impact of anticipated reductions in reimbursements by Medicare that were recently postponed as well as increased competition.

Gross Profit

During the quarter ended December 31, 2006, total gross profit was $1,631,190, or 36.8% of net sales, compared to $2,058,162, or 39.3% of net sales, in the quarter ended December 31, 2005. For the six months ended December 31, 2006, total gross profit was $3,123,347, or 36.5% of net sales, compared to $3,646,746, or 38.0% of net sales, in the prior year period. The single biggest factor accounting for the diminished gross margin was the introduction of the XP light pads last year which represented an additional $205,000 in gross margin in the comparative quarter last year. This factor alone accounted for approximately one-half of the diminished gross margins. The decrease in gross profit was also affected by reduced sales of above-average margin therapy devices as well as reduced sales of the company's Synergie products. Lower than expected gross margins on the new X3 and DX2 products also contributed to overall lower gross margin percentages.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the quarter ended December 31, 2006 were $1,308,868, or 29.6% of net sales, compared to $1,328,353, or 25.4% of net sales in the prior year period. SG&A expenses for the six months ended December 31, 2006 were $2,570,013, or 30.0% of net sales, compared to $2,571,478, or 26.8% of net sales in the prior year period. Overall SG&A expenses for the quarter and six months ended December 31, 2006 were within 2% of prior year's amounts. Increased health insurance premiums in the quarter and six month periods ended December 31, 2006 compared to the prior year periods, were offset by lower selling expenses related to our aesthetic products.

Research and Development

R&D expenses during the quarter ended December 31, 2006 decreased to $346,671, compared to $432,361 in the prior year period. R&D expenses represented approximately 7.8% and 8.3% of the net sales of the Company in the quarters ended December 31, 2006 and 2005, respectively. For the six months ended December 31, 2006, R&D expenses decreased to $824,755, compared to $845,965 in the prior year period. R&D costs are expensed as incurred. The emphasis to develop the new X-Series products resulted in higher R&D expenses over the past several quarters. With that development effort now completed, R&D expenses for the second quarter decreased to levels experienced in prior years. Nevertheless, the Company remains committed to a strong R&D program in order to develop state-of-the-art products for future growth.

Other income

The Company recorded a $57,000 gain from the sale of an investment last year during the quarter ended September 30, 2005.

Pre-tax Profit/ Loss

Pre-tax loss for the quarter ended December 31, 2006 was $70,872 compared to a pre-tax profit of $260,539 in the quarter ended December 31, 2005. Pre-tax loss for the six months ended December 31, 2006 was $355,439 compared to a pre-tax profit of $224,245 in the prior year period. As described above, lower sales and margins generated during the current periods resulted in the pre-tax loss in the quarter and six months ended December 31, 2006 compared to the prior year periods.

Income Tax Benefit/Expense

Income tax benefit for the quarter ended December 31, 2006 was $27,286 compared to income tax expense of $100,306 in the quarter ended December 31, 2005. For the six months ended December 31, 2006, income tax benefit equaled $136,845 compared to income tax expense of $86,333 in the prior year period. The effective tax rate for all periods reported was 38.5%.

Net Income/Loss

Net loss for the quarter ended December 31, 2006 was $43,586 ($.00 per share), compared to net income of $160,233 ($.02 per share) in the quarter ended
December 31, 2005. Net loss for the six months ended December 31, 2006 was $218,594 ($.02 per share), compared to net income of $137,912 ($.02 per share) in the similar period of the prior year. These decreases in 2006 are the result of lower sales and margins compared to the prior year periods.

Liquidity and Capital Resources
-------------------------------

The Company has financed its operations through cash reserves, available borrowings under its line of credit, and from cash provided by operations. The Company had working capital of $7,151,540 at December 31, 2006, inclusive of the current portion of long-term obligations and credit facilities, as compared to working capital of $7,390,147 at June 30, 2006. The Company believes that it has sufficient liquidity and working capital to meet its operational requirements.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, decreased $197,498 to $2,825,493 at December 31, 2006 compared to $3,022,991 at June 30,
2006. The Company's trade accounts receivable fluctuate each quarter based on the level of sales generated during the reporting period, and the timing of payments received from its dealers, medical practitioners and clinics who are its primary customers. We estimate that the allowance for doubtful accounts is adequate based on our historical knowledge and relationships with these customers. Accounts receivable are generally collected within 30 days of the agreed terms.

Inventories

Inventories, net of reserves, at December 31, 2006 decreased $385,671 to $4,597,319 compared to $4,982,990 at June 30, 2006. Inventory levels fluctuate based on the timing of the receipt of imported goods from overseas suppliers. In addition, the decrease reflects the normalization of inventory levels following the introduction of our two new X-series products in the quarter ended September 30, 2006.

Prepaid Expenses

Prepaid expenses increased $102,826 to $608,612 at December 31, 2006 compared to $505,786 at June 30, 2006, due primarily to increases in advances made to suppliers for various component parts.

Goodwill

Goodwill at December 31, 2006 and June 30, 2006 was $789,422. Beginning July 1, 2002, the Company adopted the provisions of SFAS No. 142 Goodwill and other Intangible Assets. In compliance with SFAS 142, management utilized standard principles of financial analysis and valuation, including transaction value, market value and income value methods, to arrive at a reasonable estimate of the fair value of the Company in comparison to its book value. The Company has determined it has one reporting unit. As of July 1, 2002 and June 30, 2006, the fair value of the Company exceeded the book value of the Company. Therefore, there was no indication of impairment upon adoption of SFAS No. 142 or at June 30, 2006. Management is primarily responsible for the FAS 142 valuation determination and performed the annual impairment assessment during the Company's fourth quarter of fiscal 2006.

Accounts Payable

Accounts payable decreased by $248,095 to $344,921 at December 31, 2006 compared to $593,016 at June 30, 2006. All accounts payable are within term. We continue to take advantage of available early payment discounts when offered.

Accrued Payroll & Benefit Expenses

Accrued payroll & benefit expenses decreased by $49,282 to $205,171 at December 31, 2006 compared to $254,453 at June 30, 2006. The decrease in accrued payroll & benefit expenses is related to: 1) timing differences resulting in lower accrued payroll at December 31, 2006 compared to June 30, 2006, and 2) lower accrued bonuses for employees and officers and corresponding payroll taxes.

Cash

The Company's cash position increased $66,906 to $490,090 at December 31, 2006 compared to $423,184 at June 30, 2006, due to lower inventory and trade accounts receivable levels during the quarter. The Company believes that its current cash balances, amounts available under its line of credit and cash provided by operations will be sufficient to cover its operating needs in the ordinary course of business for the next twelve months. If we experience an adverse operating environment or unusual capital expenditure requirements, additional financing may be required. However, no assurance can be given that additional financing, if required, would be available on favorable terms.

Line of Credit

The Company maintains a revolving line of credit with a commercial bank up to a maximum amount of $4,500,000. The outstanding balance on our line of credit increased $465,821 to $1,043,053 at December 31, 2006 compared to $577,232 at June 30, 2006. Interest on the line of credit is based on the bank's prime rate, which at December 31, 2006, was 8.25%. The line of credit is collateralized by accounts receivable and inventories. Borrowing limitations are based on 30% of eligible inventory and up to 80% of eligible accounts receivable. The line of credit is renewable biennially in December of each odd numbered year, and includes covenants requiring the Company to maintain certain financial ratios. As of December 31, 2006, the Company was in compliance with all loan covenants.

The current ratio was 4.1 to 1 at December 31, 2006 compared to 4.3 to 1 at June 30, 2006. Current assets represented 67% of total assets at December 31, 2006.

Debt

Long-term debt excluding current installments totaled $1,911,185 at December 31, 2006 compared to $2,023,410 at June 30, 2006. Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee. The current principal balance on the mortgage loans is approximately $2.1 million, with monthly principal and interest payments of $29,320.

Stock Repurchase Program

On September 3, 2003, the Company announced a stock repurchase program. The Board of Directors authorized the expenditure of up to $500,000 to purchase the Company's common stock on the open market subject to regulatory restrictions governing such repurchases. During fiscal 2004, the Company purchased $89,000 of stock. During fiscal 2006, the Company purchased $59,000 of stock. In the two quarters of fiscal 2007, the Company purchased $119,000 of stock, leaving over $232,500 of authorized funds for future stock repurchases. The stock repurchase program is conducted subject to safe harbor regulations under Rule 10b-18 of the Exchange Act for the repurchase by an issuer of its own shares.

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

The preparation of this quarterly report requires us to make significant estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses reported in our unaudited financial statements. By their nature, these judgments are subject to an inherent degree of uncertainty. We continually evaluate these estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

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

Any modifications to estimates of inventory valuation reserves are reflected in the cost of goods sold within the statements of income during the period in which such modifications are determined necessary by management. At December 31, 2006 and June 30, 2006, our inventory valuation reserve balance was $454,471 and $383,492, respectively, and our inventory balance was $4,597,319 and $4,982,990 net of reserves, respectively.

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

Allowance for Doubtful Accounts

We must make estimates of the collectibility of accounts receivable. In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $2,825,493 and $3,022,991, net of allowance for doubtful accounts of $271,029 and $244,238, at December 31, 2006 and June 30, 2006, respectively.

Business Plan and Outlook
-------------------------

During fiscal year 2007, management began implementing a four-fold strategy to improve overall operations. This strategy focused on (1) increasing marketing efforts through new sales incentive programs; (2) reducing manufacturing and R&D labor expenses; (3) enhancing product profit margins through improved manufacturing processes; and (4) continuing development of new, state-of-the-art products for future growth. Management's goal in implementing this four-fold strategy is to enable the Company to address short-term profitability without jeopardizing long-term growth.

During fiscal 2007, the Company introduced several new sales incentive programs for dealers and their salespeople including an incentive cruise for fiscal 2007. In addition, management identified a number of improvements that can be made to lower manufacturing costs and plan to implement them to improve profit margins, not only for the new X-Series products but also for our other therapy equipment. Labor cost reductions are being achieved through improved production efficiencies and reductions in R&D labor which had been ramped up the past year to accelerate development of the X-Series products. Finally, the Company continues development of new products for both the rehabilitation and aesthetic markets.

During fiscal 2007, we introduced the Dynatron X3, a powerful light therapy device capable of powering a light probe and two light pads simultaneously. This device incorporates touch screen technology for easy interface with the practitioner. We also introduced the DX2 combination traction and light therapy device. The DX2 is Dynatronics' first proprietary traction device and incorporates not only touch screen technology, but other unique and proprietary technology that will facilitate traction and decompression therapy. We believe it is the only unit on the market that offers traction and infrared light therapy from the same device. Market reception of the X3 did not meet expectations of management partly due to the price point of the unit. Efforts are being made to reduce costs of this unit to make it more affordable. However, the DX2 has performed as projected and seems to have been well received as an innovative device for delivering traction and decompression therapy.

The introductions of the new T3 and T4 treatment tables scheduled for introduction in the fourth fiscal quarter ending June 30, 2007, will round out the full traction package concept originally conceived. These tables are designed with a higher lift capacity and several unique features. The T4 therapy table is specially designed for performing traction and decompression therapies with the DX2 unit.

A new therapy product is scheduled for introduction in the summer of 2007. This new product will not replace any existing products, but serve to broaden the product line of available therapeutic products.

Over the past two years, international sales have been maintained above the $1 million level, or approximately 5% of net sales. We continue to press forward seeking additional opportunities for international expansion. The Company's Salt Lake City operation, where all electrotherapy, ultrasound, STS devices, light therapy and Synergie products are manufactured, is certified to ISO 13485, an internationally recognized standard of excellence in medical device manufacturing. This designation is an important requirement in obtaining the CE Mark certification, which allows us to market our products in the European Union and other foreign countries. Past efforts to improve international marketing have yielded only marginal improvements. We remain committed, however, to finding the most cost effective ways to expand our markets internationally.

During the second half of fiscal 2007, we will be increasing our marketing efforts to promote our line of aesthetic equipment which includes the Synergie AMS device for dermal massage, the Synergie MDA device for microdermabrasion, and the Synergie LT device, an infrared light therapy unit designed specifically for aesthetic applications. We plan to redesign our Synergie product line to give it a fresh appearance more functionality. We also plan to develop and introduce additional products for the aesthetic market. In addition, we are considering new methods of distribution to boost sales that have lagged due to reduced dealer interest in aesthetic capital equipment. A new national sales manager has been hired with experience in setting up dealer and distributor networks. Also, Kelvyn Cullimore Sr., who managed the Synergie branded products until departing two years ago on a humanitarian mission to Asia, has returned to assist in the efforts to manage the department. Under his prior management, Synergie branded products achieved their highest level of sustained sales.

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

         o Reducing manufacturing labor and certain other expenses through improved production efficiencies and reducing R&D labor costs which had been increased over the past year to accelerate the introduction of the X-Series products.

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

         o Seeking strategic acquisitions to further expand our presence in and market share of the physical rehabilitation and the aesthetics markets.

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

Item 3.  Controls and Procedures

Based on evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Report, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

              Small Business Issuer Purchases of Equity Securities*
                                                              Approximate
                                       Total # of Shares      Dollar Value of
            Total # of                 Purchased as part      Shares that May
            Shares      Average Price  of Publicly Announced  Yet be Purchased
Period      Purchased   Paid per Share Plans or Programs      Under Plan/Program
--------------------------------------------------------------------------------

10/1/06 to
10/31/06     11,975           $1.31             11,975               $294,897

11/1/06 to
11/30/06     17,964           $1.22             17,964               $272,934

12/1/06 to
12/31/06     35,262           $1.15             35,262               $232,524

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


                                DYNATRONICS CORPORATION
                                Registrant


Date        2/13/07             /s/ Kelvyn H. Cullimore, Jr.
            -------             ----------------------------
                                Kelvyn H. Cullimore, Jr.
                                Chairman, President and Chief Executive Officer
                                (Principal Executive Officer)


Date        2/13/07             /s/ Terry M. Atkinson, CPA
            -------             ----------------------------
                                Terry M. Atkinson, CPA
                                Chief Financial Officer
                                (Principal Financial Officer)