Form 10QSB
period 2007-03-31
DYNATRONICS CORP
filed 2007-05-15
CIK 720875

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2007.

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

              For the transition period from _________ to _________

                         Commission File Number: 0-12697

                             Dynatronics Corporation
       -------------------------------------------------------------------
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

The number of shares outstanding of the issuer's common stock, no par value, as of May 9, 2007 is approximately 8.8 million.

Transitional Small Business Disclosure Format (Check one): Yes __ No  X
                                                                     ------

                             DYNATRONICS CORPORATION
                                   FORM 10-QSB
                                 MARCH 31, 2007
                                TABLE OF CONTENTS



                                                                     Page Number
                                                                     -----------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements................................................1

Balance Sheets
March 31, 2007 (unaudited) and June 30, 2006 (audited)......................1

Unaudited Statements of Operations
Three and Nine Months Ended March 31, 2007 and 2006.........................2

Unaudited Statements of Cash Flows
Nine Months Ended March 31, 2007 and 2006...................................3

Notes to Unaudited Financial Statements.....................................4

Item 2. Management's Discussion and Analysis or Plan of Operation...........9

Item 3. Controls and Procedures............................................15

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......16

Item 6.  Exhibits..........................................................16

                             DYNATRONICS CORPORATION
                                 Balance Sheets


                                                   March 31,         June 30,
                                                     2007              2006
            Assets                                (Unaudited)        (Audited)
                                                --------------   ---------------

Current assets:
   Cash                                         $      467,297          423,184
   Trade accounts receivable, less
     allowance for doubtful accounts
     of $271,205 at March 31, 2007
     and $244,238 at June 30, 2006                   3,009,736        3,022,991
   Other receivables                                   315,828          216,847
   Inventories, net                                  5,011,509        4,982,990
   Prepaid expenses                                    433,590          505,786
   Prepaid income taxes                                262,271           65,869
   Deferred tax asset - current                        387,830          387,830
                                                --------------   ---------------
          Total current assets                       9,888,061        9,605,497

Property and equipment, net                          3,473,117        3,671,216
Goodwill, net of accumulated
   amortization of $649,792 at
   March 31, 2007 and at June 30, 2006                 789,422          789,422
Other assets                                           379,991          457,520
                                                --------------   ---------------
                                                $   14,530,591       14,523,655
                                                ==============   ===============


     Liabilities and Stockholders' Equity

Current liabilities:
   Current installments of long-term debt       $      230,331          254,518
   Line of credit                                    1,668,018          577,232
   Accounts payable                                    305,854          593,016
   Accrued expenses                                    477,604          536,131
   Accrued payroll and benefit expenses                147,798          254,453
                                                --------------   ---------------
          Total current liabilities                  2,829,605        2,215,350

Long-term debt, excluding current
   installments                                      1,854,316        2,023,410
Deferred compensation                                  412,415          388,250
Deferred tax liability - noncurrent                    225,603          225,603
                                                --------------   ---------------
          Total liabilities                          5,321,939        4,852,613
                                                --------------   ---------------
Commitments

Stockholders' equity:
   Common stock, no par value.
       Authorized 50,000,000 shares;
       issued 8,856,102 shares at
       March 31, 2007 and 9,034,566
       shares at June 30, 2006                       2,586,097        2,746,503
   Deferred stock compensation                          (6,000)          (4,000)
   Retained earnings                                 6,628,555        6,928,539
                                                --------------   ---------------

          Total stockholders' equity                 9,208,652        9,671,042
                                                --------------   ---------------
                                                $   14,530,591       14,523,655
                                                ==============   ===============

See accompanying notes to condensed financial statements.


                                               DYNATRONICS CORPORATION
                                         Condensed Statements Of Operations
                                                     (Unaudited)

                                                      Three Months Ended                  Nine Months Ended
                                                           March 31                           March 31
                                                     2007              2006             2007              2006
                                                --------------   ---------------   --------------   ---------------
Net sales                                       $    4,330,440   $     4,979,697   $   12,897,679   $    14,568,959
Cost of sales                                        2,719,548         3,175,172        8,163,440         9,117,687
                                                --------------   ---------------   --------------   ---------------
          Gross profit                               1,610,892         1,804,525        4,734,239         5,451,272

Selling, general, and administrative expenses        1,368,680         1,312,920        3,938,693         3,884,398
Research and development expenses                      328,980           430,363        1,153,736         1,276,329
                                                --------------   ---------------   --------------   ---------------
          Operating income (loss)                      (86,768)           61,242         (358,190)          290,545
                                                --------------   ---------------   --------------   ---------------
Other income (expense):
   Interest income                                       7,381             2,982           18,726             8,182
   Interest expense                                    (54,870)          (38,856)        (155,640)         (108,926)
   Other income, net                                     1,919             2,580            7,326            62,392
                                                --------------   ---------------   --------------   ---------------
          Net other income (expense)                   (45,570)          (33,294)        (129,588)          (38,352)
                                                --------------   ---------------   --------------   ---------------

          Income (loss) before income taxes           (132,338)           27,948         (487,778)          252,193

Income tax expense (benefit)                           (50,949)           10,929         (187,794)           97,262
                                                --------------   ---------------   --------------   ---------------

          Net  income (loss)                    $      (81,389)  $        17,019   $     (299,984)  $       154,931
                                                ==============   ===============   ==============   ===============

Basic and diluted net income (loss) per
  common share                                  $        (0.01)  $          0.00   $        (0.03)  $          0.02
                                                ==============   ===============   ==============   ===============


Weighted average basic and diluted common shares outstanding  (note 2)

          Basic                                      8,881,534         9,022,214        8,936,425         9,020,111

          Diluted                                    8,881,534         9,163,714        8,936,425         9,182,231




See accompanying notes to condensed financial statements.

                             DYNATRONICS CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)

                                                       Nine Months Ended
                                                            March 31
                                                      2007             2006
                                                --------------   ---------------
Cash flows from operating activities:
   Net income (loss)                            $     (299,984)  $      154,931
   Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
       Depreciation and amortization of
         property and equipment                        266,108          247,015
       Other amortization                                5,493            5,493
       Provision for doubtful accounts                  24,000           36,000
       Provision for inventory obsolescence            126,000          189,000
       Provision for warranty reserve                  198,792          205,305
       Provision for deferred compensation              24,165           20,799
       Compensation expense on stock and
         options                                         6,374            2,000
       Change in operating assets and
        liabilities:
         Receivables                                  (109,726)        (686,682)
         Inventories                                  (154,519)        (592,808)
         Prepaid expenses and other assets             144,232          (69,724)
         Accounts payable and accrued expenses        (651,136)        (488,788)
         Prepaid income tax                           (196,402)          21,701
         Income tax payable                                  -           17,561
                                                --------------   ---------------

            Net cash used in operating
            activities                                (616,603)        (938,197)
                                                --------------   ---------------

Cash flows from investing activities:
   Capital expenditures                                (68,009)        (803,331)
   Proceeds from sale of assets                              -            1,500
                                                --------------   ---------------

            Net cash used in investing
            activities                                 (68,009)        (801,831)
                                                --------------   ---------------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                  -        1,530,000
   Principal payments on long-term debt               (193,281)        (741,056)
   Net change in line of credit                      1,090,786        1,007,221
   Proceeds from issuance of common stock               23,664           14,215
   Redemption of common stock                         (192,444)               -
                                                --------------   ---------------

            Net cash provided by financing
            activities                                 728,725        1,810,380
                                                --------------   ---------------

            Net change in cash                          44,113           70,352

Cash at beginning of period                            423,184          472,899
                                                --------------   ---------------

Cash at end of period                           $      467,297   $      543,251
                                                ==============   ===============

Supplemental disclosures of cash flow
 information:
  Cash paid for interest                        $      152,215   $      101,368
  Cash paid for income taxes                    $        8,608   $       57,000
Supplemental disclosure of non-cash investing
 and financing activities:
  Common stock issued for directors fees        $        8,000   $        8,000


See accompanying notes to condensed financial statements.

                             DYNATRONICS CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)


NOTE 1.  PRESENTATION

The balance sheet as of March 31, 2007 and statements of operations and cash flows for the three and nine months ended March 31, 2007 and 2006 were prepared by Dynatronics Corporation without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements for the two years ended June 30, 2006 and 2005. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10-KSB filing.

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

In calculating net income (loss) per common share, the net income (loss) was the same for both the basic and diluted calculation for the three and nine months ended March 31, 2007 and 2006. A reconciliation between the basic and diluted weighted-average number of common shares for the three and nine months ended March 31, 2007 and 2006 is summarized as follows:

                                        (Unaudited)           (Unaudited)
                                    Three Months Ended     Nine Months Ended
                                        March 31,              March 31,
                                     2007       2006         2007      2006
                                   ---------  ----------  ---------    ---------

Basic weighted average
number of common shares
outstanding during the
period                             8,881,534   9,022,214  8,936,425    9,020,111

Weighted average number
of dilutive common stock
options outstanding
during the period                          -     141,500       -         162,120
                                  ----------  ----------  ---------    ---------

Diluted weighted average
number of common and
common equivalent shares
outstanding during the
period                             8,881,534   9,163,714  8,936,425    9,182,231
                                   =========  ==========  =========    =========

Outstanding options not included in the computation of diluted net income (loss) per share for the three month periods ended March 31, 2007 and 2006 total 830,757 and 648,352 respectively, and for the nine month periods ended March 31, 2007 and 2006 total 810,193 and 640,552 respectively, because to do so would have been anti-dilutive.

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

Using the modified prospective method, compensation cost recognized in the three and nine months ended March 31, 2007, includes amounts of compensation cost of all stock based payments that vested during the period (based on grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the proforma footnote disclosures). In accordance with the modified prospective method, results for prior periods have not been restated.

The following table summarizes the effect during the three and nine months ended March 31, 2007 of adopting SFAS No. 123(R) as of July 1, 2006:

                                              Three Months      Nine Months
                                             March 31, 2007    March 31, 2007
                                             --------------   ----------------
Selling, general, and
administrative expenses                      $          374              741
                                             ---------------  ----------------
     Total stock option compensation
       expense recognized                               374              741

Related deferred income tax expense                       -                -
                                             ---------------  ----------------
Increase in net loss                                    374              741
                                             $
                                             ===============  ================
Impact on basic and diluted net income
  (loss) per common share                    $            -                -
                                             ===============  ================

Prior to July 1, 2006, as permitted under SFAS No. 123, the Company accounted for its stock option plans following the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no stock based compensation had been reflected in net income (loss) for stock options granted to directors, officers and employees of the Company as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted was fixed at that time. Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below for the periods ended March 31, 2006:

                                              Three Months      Nine Months
                                                  Ended            Ended
                                             March 31, 2006    March 31, 2006
                                             --------------   ----------------

Net income (loss) as reported                $       17,019          154,931
Less: pro forma adjustment for
   stock based compensation,
   net of income tax                                (10,065)        (461,539)
                                             ---------------  ----------------

Pro forma net income (loss)                  $        6,954         (306,608)
                                             ===============  ================

Basic and diluted net income
  (loss) per share:
As reported                                  $         0.00             0.02

Effect of pro forma adjustment                         0.00            (0.05)
                                             ---------------  ----------------
Pro forma                                              0.00            (0.03)
                                             ===============  ================

The per share weighted-average fair value of stock options granted for the three months ended March 31, 2007 and 2006 was $0.72 and $1.16 per share, respectively, and for the nine months ended March 31, 2007 and 2006 was $0.75 and $1.23 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                              Three Months      Three Months
                                                  Ended            Ended
                                             March 31, 2007    March 31, 2006
                                             --------------   ----------------

Expected dividend yield                            0%                 0%
Risk-free interest rate                        4.53 - 4.81%      4.34 - 4.79%
Expected volatility                                55%             80 - 81%
Vesting period                                  4 - 5 years       1 - 5 years
Expected life                                    7 years         7 & 10 years


                                               Nine Months      Nine Months
                                                  Ended            Ended
                                             March 31, 2007    March 31, 2006
                                             --------------   ----------------

Expected dividend yield                            0%                 0%
Risk-free interest rate                        4.50 - 5.03%      4.14 - 4.79%
Expected volatility                              55 - 58%          80 - 88%
Vesting period                                  4 - 5 years       0 - 5 years
Expected life                                     7 years        7 & 10 years


NOTE 4.  COMPREHENSIVE INCOME

For the periods ended March 31, 2007 and 2006, comprehensive income was equal to the net income as presented in the accompanying condensed statements of income.


NOTE 5.  INVENTORIES

Inventories consisted of the following:

                                                   March 31,         June 30,
                                                     2007              2006
                                                --------------   ---------------
Raw material                                    $    3,058,583        3,034,919
Finished goods                                       2,469,643        2,331,563
Inventory reserve                                     (516,717)        (383,492)
                                                --------------   ---------------

                                                $    5,011,509        4,982,990
                                                ==============   ===============


NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment were as follows:

                                                   March 31,         June 30,
                                                     2007              2006
                                                --------------   ---------------

Land                                            $      354,744          354,743
Buildings                                            3,603,380        3,590,088
Machinery and equipment                              1,517,465        1,481,796
Office equipment                                     1,078,711        1,059,664
Vehicles                                                94,290           94,290
                                                --------------   ---------------
                                                     6,648,590        6,580,581

Less accumulated depreciation
   and amortization                                  3,175,473        2,909,365
                                                --------------   ---------------

                                                $    3,473,117        3,671,216
                                                ==============   ===============

NOTE 7.  PRODUCT WARRANTY RESERVE

The Company accrues the estimated costs to be incurred in connection with its product warranty programs as products are sold based on historical warranty rates. The product warranty reserve is included in accrued expenses at March 31, 2007 and 2006. A reconciliation of the changes in the warranty liability is as follows:

                                              Three Months      Three Months
                                                  Ended            Ended
                                             March 31, 2007    March 31, 2006
                                             --------------   ----------------

Beginning product warranty reserve balance   $      208,000            208,000
Warranty repairs                                    (64,235)           (75,462)
Warranties issued                                    62,157             35,466
Changes in estimated warranty costs                   2,078             39,996
                                             --------------   ----------------
Ending product warranty liability balance    $      208,000            208,000
                                             ==============   ================


                                               Nine Months      Nine Months
                                                  Ended            Ended
                                             March 31, 2007    March 31, 2006
                                             --------------   ----------------

Beginning product warranty reserve balance   $      208,000            208,000
Warranty repairs                                   (198,792)          (205,305)
Warranties issued                                   185,128            103,762
Changes in estimated warranty costs                  13,664            101,543
                                             --------------   -----------------
Ending product warranty liability balance    $      208,000            208,000
                                             ==============   =================

NOTE 8. COMMON STOCK

The Company received proceeds of $1,697 during the nine months ended March 31, 2007 for 1,664 shares of common stock that were issued upon the exercise of options by employees and $21,600 for 20,000 shares of common stock that were issued upon the exercise of options by non-employees. The Company received proceeds of $14,215 during the nine months ended March 31, 2006 for 12,886 shares of common stock that were issued upon he exercise of options by employees.

On July 15, 2003, the Company approved an open-market share repurchase program for up to $500,000 of the Company's common stock. During the nine months ended March 31, 2007, the Company acquired and retired 63,210 shares of common stock at a cost of $73,417.

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


In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements (unaudited) and Notes thereto appearing elsewhere in this report on Form 10-QSB.

Results of Operations
---------------------

The Company's fiscal year ends on June 30th. This report covers the third quarter ended March 31, 2007, for the Company's fiscal year ending June 30, 2007.

Net Sales

During the quarter ended March 31, 2007, the Company generated sales of $4,330,440, compared to $4,979,697 in the quarter ended March 31, 2006. For the nine months ended March 31, 2007, the Company generated sales of $12,897,679, compared to $14,568,959 in the prior year period. Lower sales of the Company's products reflects a general softening in demand for capital equipment and supplies broadly reported by our dealer network together with the impact of increased competition. To combat these trends, management is aggressively pursuing plans to position the Company to compete more effectively within the physical medicine marketplace. In addition, the Company plans to introduce an important new product in June 2007 which will be one of our highest gross margin percentage products. Management believes that practitioners will find this new product attractive from a reimbursement perspective while, at the same time, providing strong therapeutic benefit for their patients.

Gross Profit

During the quarter ended March 31, 2007, total gross profit was $1,610,892, or 37.2% of net sales, compared to $1,804,525, or 36.2% of net sales, in the quarter ended March 31, 2006. For the nine months ended March 31, 2007, total gross profit was $4,734,239, or 36.7% of net sales, compared to $5,451,272, or 37.4% of net sales, in the prior year period. Lower sales generated during the quarter and nine months ended March 31, 2007 accounted for the diminishment in gross margin compared to the prior year periods. However, for the quarter ended March 31, 2007, gross profit as a percent of sales improved one percentage point to 37.2% due to a shift in product mix toward sales of higher margin products, including the Company's aesthetic products.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the quarter ended March 31, 2007 were $1,368,680, or 31.6% of net sales, compared to $1,312,920, or 26.4% of net sales in the prior year period. SG&A expenses for the nine months ended March 31, 2007 were $3,938,693, or 30.5% of net sales, compared to $3,884,398, or 26.7% of net sales in the prior year period. Overall SG&A expenses for the quarter and nine months ended March 31, 2007 were within 4% of the prior year's amounts. The increase in SG&A expenses is attributable to increased selling expenses associated with efforts to boost sales, increased labor expenses, and higher health insurance premiums in the quarter and nine-month periods ended March 31, 2007 compared to the prior year periods. These increased expenses were partly offset by lower general expenses.

Research and Development

R&D expenses during the quarter ended March 31, 2007 decreased to $328,980, compared to $430,363 in the prior year period. R&D expenses represented approximately 7.6% and 8.6% of the net sales of the Company in the quarters ended March 31, 2007 and 2006, respectively. For the nine months ended March 31, 2007, R&D expenses decreased to $1,153,736, compared to $1,276,329 in the prior year period. R&D costs are expensed as incurred. Development of the new X-Series products resulted in higher R&D expenses through December 2006. With that development effort now completed, R&D expenses for the third quarter decreased to levels experienced in prior years. Nevertheless, the Company remains committed to a strong R&D program in order to develop state-of-the-art products for future growth.

Other income

The Company recorded a $57,000 gain from the sale of an investment last fiscal year during the quarter ended September 30, 2005.

Pre-tax Profit/ Loss

Pre-tax loss for the quarter ended March 31, 2007 was $132,338 compared to a pre-tax profit of $27,948 in the quarter ended March 31, 2006. Pre-tax loss for the nine months ended March 31, 2007 was $487,778 compared to a pre-tax profit of $252,193 in the prior year period. As previously explained, lower sales and margins generated during the current periods resulted in the pre-tax loss in the quarter and nine months ended March 31, 2007 compared to the prior year periods.

Income Tax Benefit/Expense

Income tax benefit for the quarter ended March 31, 2007 was $50,949 compared to income tax expense of $10,929 in the quarter ended March 31, 2006. For the nine months ended March 31, 2007, income tax benefit equaled $187,794 compared to income tax expense of $97,262 in the prior year period. The effective tax rate for the quarter ended March 31, 2007 was 38.5% compared to 39.1% for the prior year period. The effective tax rate for the nine months ended March 31, 2007 was 38.5% compared to 38.6% for the prior year period.

Net Income/Loss

Net loss for the quarter ended March 31, 2007 was $81,389 ($.01 per share), compared to net income of $17,019 ($.00 per share) in the quarter ended March 31, 2006. Net loss for the nine months ended March 31, 2007 was $299,984 ($.03 per share), compared to net income of $154,931 ($.02 per share) in the similar period of the previous year. These decreases in fiscal year 2007 are primarily the result of lower sales and margins compared to the prior year periods.

Liquidity and Capital Resources
-------------------------------

The Company has financed its operations through cash reserves, available borrowings under its line of credit, and from cash provided by operations. The Company had working capital of $7,058,456 at March 31, 2007, inclusive of the current portion of long-term obligations and credit facilities, as compared to working capital of $7,390,147 at June 30, 2006. The Company believes that it has sufficient liquidity and working capital to meet its operational requirements.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, decreased $13,255 to $3,009,736 at March 31, 2007 compared to $3,022,991 at June 30, 2006.
The Company's trade accounts receivable fluctuate each quarter based on the level of sales generated during the reporting period, and the timing of payments received from its dealers, medical practitioners and clinics who are its primary customers. We estimate that the allowance for doubtful accounts is adequate based on our historical knowledge and relationships with these customers. Accounts receivable are generally collected within 30 days of the agreed terms.

Inventories

Inventories, net of reserves, at March 31, 2007 increased $28,519 to $5,011,509 compared to $4,982,990 at June 30, 2006. Inventory levels fluctuate based on the timing of the receipt of imported goods from overseas suppliers and the Company's introduction of new products. Management anticipates that inventory levels may rise by a small amount with the planned introduction of a new therapy device and treatment table in the fourth quarter of fiscal year 2007.

Prepaid Expenses

Prepaid expenses decreased $72,196 to $433,590 at March 31, 2007 compared to $505,786 at June 30, 2006, due primarily to decreases in prepaid insurance and advances made to suppliers for various component parts.

Goodwill

Goodwill at March 31, 2007 and June 30, 2006 was $789,422. Beginning July 1, 2002, the Company adopted the provisions of SFAS No. 142 Goodwill and other Intangible Assets. In compliance with SFAS 142, management utilized standard principles of financial analysis and valuation, including transaction value, market value and income value methods, to arrive at a reasonable estimate of the fair value of the Company in comparison to its book value. The Company has determined it has one reporting unit. As of July 1, 2002 and June 30, 2006, the fair value of the Company exceeded the book value of the Company. Therefore, there was no indication of impairment upon adoption of SFAS No. 142 or at June 30, 2006. Management is primarily responsible for the FAS 142 valuation determination.

Accounts Payable

Accounts payable decreased by $287,162 to $305,854 at March 31, 2007 compared to $593,016 at June 30, 2006. All accounts payable are within term. We continue to take advantage of available early payment discounts when offered.

Accrued Payroll & Benefit Expenses

Accrued payroll & benefit expenses decreased by $106,655 to $147,798 at March 31, 2007 compared to $254,453 at June 30, 2006. The decrease in accrued payroll & benefit expenses is related to: 1) timing differences resulting in lower accrued payroll at March 31, 2007 compared to June 30, 2006, and 2) lower accrued bonuses for employees and officers and corresponding payroll taxes.

Cash

The Company's cash position increased $44,113 to $467,297 at March 31, 2007 compared to $423,184 at June 30, 2006. The Company believes that its current cash balances, amounts available under its line of credit and cash provided by operations will be sufficient to cover its operating needs in the ordinary course of business for the next twelve months. If we experience an adverse operating environment or unusual capital expenditure requirements, additional financing may be required. However, no assurance can be given that additional financing, if required, would be available on favorable terms.

Line of Credit

The Company maintains a revolving line of credit with a commercial bank up to a maximum amount of $4,500,000. The outstanding balance on our line of credit increased $1,090,786 to $1,668,018 at March 31, 2007 compared to $577,232 at
June 30, 2006. For a more complete explanation of the components causing this increase in borrowings, please refer to the Statement of Cash Flows included with this document. Interest on the line of credit is based on the bank's prime rate, which at March 31, 2007, was 8.25%. The line of credit is collateralized by accounts receivable and inventories. Borrowing limitations are based on 30% of eligible inventory and up to 80% of eligible accounts receivable. The line of credit is renewable biennially in December of each odd numbered year, and includes covenants requiring the Company to maintain certain financial ratios. As of March 31, 2007, the Company was in compliance with all loan covenants.

The current ratio was 3.5 to 1 at March 31, 2007 compared to 4.3 to 1 at June 30, 2006. Current assets represented 68% of total assets at March 31, 2007.

Debt

Long-term debt excluding current installments totaled $1,854,316 at March 31, 2007 compared to $2,023,410 at June 30, 2006. Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee. The current principal balance on the mortgage loans is approximately $2.1 million, with monthly principal and interest payments of $29,320.

Stock Repurchase Program

On September 3, 2003, the Company announced a stock repurchase program. The Board of Directors authorized the expenditure of up to $500,000 to purchase the Company's common stock on the open market subject to regulatory restrictions governing such repurchases. During fiscal 2004, the Company purchased $89,000 of stock. During fiscal 2006, the Company purchased $59,000 of stock. In the first three quarters of fiscal 2007, the Company purchased $192,000 of stock, leaving over $159,000 of authorized funds for future stock repurchases. The stock repurchase program is conducted subject to safe harbor regulations under Rule 10b-18 of the Exchange Act for the repurchase by an issuer of its own shares.

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

Any modifications to estimates of inventory valuation reserves are reflected in the cost of goods sold within the statements of income during the period in which such modifications are determined necessary by management. At March 31, 2007 and June 30, 2006, our inventory valuation reserve balance was $516,717 and $383,492, respectively, and our inventory balance was $5,011,509 and $4,982,990 net of reserves, respectively.

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

Allowance for Doubtful Accounts

We must make estimates of the collectibility of accounts receivable. In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $3,009,736 and $3,022,991, net of allowance for doubtful accounts of $271,205 and $244,238, at March 31, 2007 and June 30, 2006, respectively.

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

During fiscal 2007, the Company introduced several new sales incentive programs for dealers and their salespeople including an incentive cruise for fiscal 2007. In addition, management identified a number of improvements that can be made to lower manufacturing costs and plans to implement them to improve profit margins, not only for the new X-Series products but also for our other therapy equipment. The timing to implement some of these changes is dependent on exhausting current supplies of parts and identifying vendors who can assist with planned cost reductions. As a result, it is expected to take up to six months to fully implement some of these cost reductions while others will be implemented more timely. Labor cost reductions are being achieved through improved production efficiencies, trimming production staffing, and by reductions in R&D labor which had been ramped up the past year to accelerate development of the X-Series products. The Company continues development of new products for both the rehabilitation and aesthetic markets with new products scheduled for release in each of the next two quarters.

During fiscal 2007, we introduced the Dynatron X3, a powerful light therapy device capable of powering a light probe and two light pads simultaneously. This device incorporates touch screen technology for easy interface with the practitioner. We also introduced the DX2 combination traction and light therapy device. The DX2 is Dynatronics' first proprietary traction device and incorporates not only touch screen technology, but other unique and proprietary technology that will facilitate traction and decompression therapy. We believe it is the only unit on the market that offers traction and infrared light therapy from the same device. Market reception of the X3 did not meet expectations of management mostly due to the selling price of the unit. Efforts are being made to reduce costs of this unit to make it more affordable. The DX2 has performed closer to expectations and seems to have been well received as an innovative device for delivering traction and decompression therapy.

The introduction of the new T4 motorized treatment table in March 2007 and the introduction of the new T3 treatment table scheduled for the fourth fiscal quarter ending June 30, 2007, will round out the full traction package concept originally conceived. These tables are designed with a higher lift capacity and several unique features. The T4 therapy table is specially designed for performing traction and decompression therapies with the DX2 unit and has been very well received in the market.

A new therapy product is scheduled for introduction in June 2007. This new product will not replace any existing products, but serves to broaden the product line of available therapeutic modalities. Management anticipates that this new unit will carry margins well above the Company's average gross margin percentage, thus improving overall margins going forward.

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

Marketing efforts are being increased to promote our aesthetic products which include the Synergie AMS device for dermal massage, the Synergie MDA device for microdermabrasion, and the Synergie LT device, an infrared light therapy unit designed specifically for aesthetic applications. In addition, we are redesigning our Synergie product line to give it a fresh appearance and greater functionality. We also plan to develop and introduce additional products for the aesthetic market. A new national sales manager was hired in the quarter ended December 31, 2006 with experience in setting up dealer and distributor networks. Also, Kelvyn Cullimore Sr., who managed the Synergie branded products until departing two years ago on a humanitarian mission to Asia, has returned to again manage the department. Under his prior management, Synergie branded products achieved their highest level of sustained sales. Numerous strategic partnerships are currently under consideration that would help return sales to higher levels experienced in the past.

The dynamics of the physical medicine market are changing. Once a much fragmented market, there has been movement toward consolidation resulting in a more competitive market. Management is aggressively pursuing plans to position the company to compete more effectively within this changing marketplace. These plans include changes to our traditional models of distribution and renewed focus on establishing strategic business partnerships. Management believes these additional strategic initiatives will be responsive to the changing dynamics of the physical medicine market and, along with the aforementioned strategic initiatives, will enable the Company to improve future profitability.

Based on our defined strategic initiatives, we are focusing our resources in the following areas:

         o Reinforcing our position in the physical medicine market through an aggressive marketing and advertising plan which includes several new sales incentive programs.

         o Reducing manufacturing labor and certain other expenses through improved production efficiencies, reduction in personnel count and decreasing R&D labor costs which had been increased over the past year to accelerate the introduction of the X-Series products.

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

         o Modifying traditional distribution models to better position the Company to be responsive to the changing dynamics in the physical medicine market.

         o Establishing strategic business alliances that will leverage and complement the Company's competitive strengths.

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

Item 3.  Controls and Procedures

Based on evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Report, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

              Small Business Issuer Purchases of Equity Securities*

                                                  Total #         Approximate
                                                  of Shares       Dollar Value
                                                  Purchased as    of Shares
                                    Average       part of         that May
                                    Price         Publicly        Yet be
                      Total #       Paid          Announced       Purchased
                      of Shares     per           Plans or        Under Plan/
         Period       Purchased     Share         Programs        Program
         -----------------------------------------------------------------------

         1/1/07 to
         1/31/07        18,158       $1.19          18,158          $210,940

         2/1/07 to
         2/28/07        28,574       $1.18          28,574          $177,330

         3/1/07 to
         3/31/07        16,478       $1.11          16,478          $159,107

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

                   10.2 Employment contract with Larry K. Beardall (previously filed)

                   10.3     Loan Agreement with Zions Bank (previously filed)

                   10.5 Amended Loan Agreement with Zions Bank (previously filed)

                   10.6 1992 Amended and Restated Stock Option Plan (previously filed)

                   10.7 Dynatronics Corporation 2006 Equity Incentive Award Plan (previously filed as Annex A to the Company's Definitive Proxy Statement on Schedule 14A filed on October 27, 2006)

                   10.8 Form of Option Agreement for the 2006 Equity Incentive Plan for incentive stock options (previously filed as Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006)

                   10.9 Form of Option Agreement for the 2006 Equity Incentive Plan for non-qualified options (previously filed as Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30,
                            2006)

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


Date        5/14/07            /s/ Kelvyn H. Cullimore, Jr.
     ------------------        ----------------------------------------------
                               Kelvyn H. Cullimore, Jr.
                               Chairman, President and Chief Executive Officer
                               (Principal Executive Officer)


Date        5/14/07            /s/ Terry M. Atkinson, CPA
     ------------------        ----------------------------------------------
                               Terry M. Atkinson, CPA
                               Chief Financial Officer
                               (Principal Financial Officer)

--------------------------------------------------------------------------------