Form 10KSB
period 2007-06-30
DYNATRONICS CORP
filed 2007-09-28
CIK 720875

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2007.

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

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. Yes ___  No   X
                                                                -----

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).      Yes            No   X
                                          -------        -----

The issuer's revenues for the fiscal year ended June 30, 2007 were $17,837,104. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer was approximately $17.6 million as of September 17, 2007, based on the average bid and asked price on that date.

As of September 17, 2007, there were 13.7 million shares of the issuer's common stock outstanding.

                       Documents Incorporated by Reference

The issuer hereby incorporates information required by Part III (Items 9, 10, 11 and 14) of this report by reference to the issuer's definitive proxy statement to be filed pursuant to Regulation 14A and provided to shareholders subsequent to the filing of this report.

Transitional Small Business Disclosure Format (Check one):  Yes       No   X
                                                                ----     ------

                                TABLE OF CONTENTS

                                     PART I

Item 1.       Description of Business.........................................1
Item 2.       Description of Property.........................................8
Item 3.       Legal Proceedings...............................................9
Item 4.       Submission of Matters to a Vote of Security Holders.............9

                                     PART II

Item 5.       Market for Common Equity, Related Stockholder Matters
              and Small Business Issuer Purchases of Equity Securities........9
Item 6.       Management's Discussion and Analysis or Plan of Operation......11
Item 7.       Financial Statements..........................................F-1
Item 8.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure.........................20
Item 8A.      Controls and Procedures........................................20
Item 8B.      Other Information..............................................20

                                    PART III

Item 9.       Directors and Executive Officers of the Registrant.............20
Item 10.      Executive Compensation.........................................20
Item 11.      Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters.....................20
Item 12.      Certain Relationships and Related Transactions.................20
Item 13.      Exhibits.......................................................20
Item 14.      Principal Accountant Fees and Services.........................22
Signatures    ...............................................................23
Certifications  .............................................................24

Unless the context otherwise requires, all references in this report to "we," "us," "our," "Dynatronics" or the "Company" include Dynatronics Corporation, a Utah corporation.

                                     PART I

Item 1. Description of the Business
        ---------------------------

         When used in this report, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements within the statutory safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

         All references to the financials statements herein refer to the consolidated financial statements of Dynatronics Corporation, its affiliates and subsidiaries.

         Dynatronics was organized as a Utah corporation on April 29, 1983. The principal business of the Company is the design, manufacture, marketing and distribution of physical medicine products and aesthetic products.

         Dynatronics currently sells approximately 4,000 physical medicine and aesthetic products. We manufacture approximately 17% of the physical medicine products and 15% of the aesthetic products in our product line. The remainder of the product line is manufactured by third parties for whom Dynatronics acts as a distributor. Physical medicine products accounted for approximately 87% of total sales revenues in each of the last two fiscal years.

         Sales of Company manufactured physical medicine products in both fiscal years 2007 and 2006 represented approximately 76% of the Company's physical medicine product sales with the balance each year sold by the Company as a distributor. Sales of Company manufactured aesthetic products in fiscal years 2007 and 2006 represented approximately 96% of the Company's aesthetic product sales each year with the balance sold by the Company as a distributor.

Recent Developments

         For the past 20 years, we have distributed our products in three primary ways: 1) through a network of independent dealers nationwide and internationally, 2) through direct relationships with certain national accounts, and 3) through a full-line catalog. Some of our aesthetic products are sold through manufacturer representatives or directly to the practitioner by Company representatives. Recently there has been significant consolidation within the physical medicine market that is changing the dynamics of our industry. In order to compete more effectively within the changing marketplace, we moved aggressively to create a direct channel of distribution. On June 30, 2007, we acquired our largest independent distributor, Rajala Therapy Sales Associates of Pleasanton, California. Subsequent to the year ended June 30, 2007, on July 2, 2007, Dynatronics acquired five additional independent distributors: Responsive Providers, Inc. of Houston, Texas; Therapy and Health Care Products, Inc. of Girard, Ohio; Cyman Therapy, Inc. of Detroit, Michigan; Al Rice and Associates, Inc. of Jeffersonville, Indiana; and Theratech, Inc. of Minneapolis, Minnesota. The vertical integration of these distributors is a key strategic step toward strengthening and preserving our distribution channels. We believe that these acquisitions, as they are integrated into our business operations, will provide Dynatronics with more effective direct distribution of our products in 20 states.

         Subsequent to these acquisitions, we have added new direct sales persons in Southern California, Louisiana, Kansas, and Oklahoma expanding our direct sales channels to 22 states.

         In August 2006, the Company began shipping the Dynatron X3, a stand-alone infrared light therapy unit. Infrared light therapy has been used for decades in Europe and Asia for treating pain as well as a wide variety of soft tissue conditions. The Dynatron X3 is capable of operating two Xp infrared light pads for treating larger areas of the body, or one infrared light therapy probe and one Xp light pad simultaneously. The X3 device incorporates touch screen technology for easy interface with the practitioner.

         In August 2006, we also introduced the Elite LT device to the aesthetic market. This innovative infrared light therapy unit is comparable to the Dynatron X3 device, but is tailored specifically for the aesthetician market. It provides on screen tutorials and specific protocols for aesthetic applications using its interactive touch screen display.

         In September 2006, the Company introduced the DX2 Decompression/Light therapy device. Combining the pain relieving characteristics of infrared light therapy, as offered through our new Xp Light Pad, with the traditional benefits of decompression therapy through traction, makes our DX2 device one of the most unique devices of its kind on the market. It is designed to provide practitioners a more efficacious way to relieve pain using combination therapy. During fiscal year 2007, the Company also introduced a new traction therapy table, the Dynatron T4, which is used in conjunction with the DX2 Decompression device.

         In September 2006, the Company introduced a line of proprietary iontophoresis electrodes with the brand name of "Dynatron Ion" electrodes. These electrodes replace the line of electrodes the Company previously distributed for other manufacturers and enjoys improved margins over the previous distributed products.

         In June 2007, the Company introduced the Dynatron X5 Oscillation Therapy device. This unique modality combines the effectiveness of electrotherapy with the beneficial effects of therapeutic massage for treating pain and increasing local blood circulation. The X5 unit's gross profit margin as a percent of sales is one of the highest of any of the therapy devices produced by Dynatronics.

         In July 2007, the new T3 treatment table was introduced to the market. This three-section table is becoming quite popular due to its unique features and the tremendous value it provides for practitioners. The metal frames of the T3 tables are manufactured in Asia for optimal cost savings.

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

         Dynatronics markets 15 devices that include electrotherapy, ultrasound or a combination of both modalities in a single device. The Dynatron 125 ultrasound device and the Dynatron 525 electrotherapy device target the low-priced segment of the market. The "50 Series Plus" products offer combinations of electrotherapy and ultrasound modalities at a reasonable cost to the practitioner. The Dynatron Solaris(TM) products provide our most advanced technology in combination therapy devices by adding infrared light therapy capabilities to enhanced electrotherapy and ultrasound combination devices. (See "Schedule of Therapy Products" below.) Dynatronics intends to continue development of its electrotherapy and ultrasound technology and remain a leader in the design, manufacture and sale of therapy devices.

         Infrared Light Therapy - The Company's five Dynatron Solaris units, as well as the Dynatron 702 and the new Dynatron X3 and DX2 devices, feature infrared light therapy technology. These units are capable of powering various cluster probes at different wavelengths for treating a variety of medical conditions including pain and stiffness associated with arthritis, as well as muscle and joint pain. In fiscal year 2006, the Company introduced the Dynatron Xp light pad for treating larger areas of the body via unattended infrared light therapy. This light pad can be powered by several of the Company's devices including the Dynatron 702, Dynatron X3 and Dynatron DX2. The benefits of light therapy have been documented by thousands of research studies published over the past four decades.

         Oscillation Therapy - Soft tissue oscillation therapy has been used in Europe for over 15 years, yet is relatively new to the United States market. The Dynatron X5 Oscillation Therapy device creates an electrostatic field within the patient, resulting in a highly effective treatment for pain. Not only does it reduce pain, but it decreases muscle soreness and muscle spasm while also improving circulation.

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

                          Schedule of Therapy Products
                 Manufactured and/or Distributed by Dynatronics

      Product Name                      Description
      ------------                      -----------
    Dynatron(R) 125                Ultrasound
    Dynatron(R) 525                Electrotherapy
    Dynatron(R) 150 Plus**         Ultrasound
    Dynatron(R) 550 Plus**         Multi-modality Electrotherapy
    Dynatron(R) 650 Plus**         Multi-modality Electrotherapy
    Dynatron(R) 850 Plus**         Combination Electrotherapy/Ultrasound
    Dynatron(R) 950 Plus**         Combination Electrotherapy/Ultrasound
    Dynatron(R) STS                Electrotherapy for Chronic Pain
    Dynatron(R) STS Rx             Electrotherapy for Chronic Pain
    Dynatron(R) STSi               Multi-modality Electrotherapy for Chronic
                                   Pain
    Dynatron Solaris(TM) 701       Ultrasound with Infrared Light Therapy
    Dynatron 702                   Infrared Light Therapy
    Dynatron Solaris(TM) 705       Electrotherapy with Infrared Light Therapy
    Dynatron Solaris(TM) 706       Electrotherapy with Infrared Light Therapy
    Dynatron Solaris(TM) 708       Combination Electrotherapy/Ultrasound with
                                   Infrared Light Therapy
    Dynatron Solaris(TM) 709       Combination Electrotherapy/Ultrasound with
                                   Infrared Light Therapy
    Dynatron Solaris(TM) 880       Accessory Infrared Light Probe
    Dynatron Solaris(TM) 890       Accessory Infrared Laser Light Probe
    Dynatron X3                    Infrared Light Therapy
    DX2                            Combination Traction with Infrared Light
                                   Therapy
    Dynatron X5                    Oscillation Therapy
    Dynatron iBox                  Iontophoresis
    Dynatron TX900                 Traction Therapy
---------------------

Dynatron(R) is a registered trademark (#1280629) owned by Dynatronics ** "50 Series Plus" Product Line

         Medical Supplies and Soft Goods - We currently manufacture over 700 medical supply and soft good products including: hot packs, cold packs, therapy wraps, wrist splints, ankle weights, lumbar supports, cervical collars, slings, cervical pillows, back cushions, weight racks, and parallel bars. We also distribute products such as: hot and cold therapy products, exercise balls, lotions and gels, paper products, athletic tape, canes and crutches, reflex hammers, stethoscopes, splints, elastic wraps, exercise weights, Thera-Band(R) (a registered mark of Hygenic Corp.) tubing, walkers, treadmills, stair climbers, heating units for hot packs, whirlpools, gloves, electrodes, Transcutaneous Electrical Nerve Stimulation or "TENS" devices, and traction equipment. As a result of the acquisition of six independent distributors in June and July, 2007, the Company significantly expanded the number of products it now distributes to include more capital exercise equipment, massage therapy products, chiropractic tables, and portable electrotherapy products.

         Dynatronics markets its products through direct sales representatives, independent dealers and through a product catalog. We continually seek to update our line of manufactured and distributed medical supplies and soft goods.

         Treatment Tables and Rehabilitation Equipment - Dynatronics manufactures and distributes motorized and manually operated physical therapy treatment tables, rehabilitation parallel bars, and other specialty rehabilitation products.

Aesthetic Products
------------------

         Dynatronics manufactures and markets a line of aesthetic products under the brand name of Synergie. The Synergie Aesthetic Massage System (AMS) applies therapeutic vacuum massage to skin and subcutaneous tissues to achieve a temporary reduction in the appearance of cellulite as well as reducing the circumferential body measurements of the treated areas.

         The results of a Company-sponsored research study show that 91% of Synergie participants experienced a reduction in the appearance of cellulite. In addition, participants on average reported a cumulative reduction of six-inches in girth around the hips, thighs, and waist.

         The Company also manufactures and markets the Synergie microdermabrasion device (MDA) as a companion to the Synergie AMS device. The Synergie MDA device gently exfoliates the upper layers of skin, exposing softer, smoother skin. In conjunction with the Synergie MDA device, the Company offers a unique line of skin care products under the trade name: Calisse,(TM) which are designed to enhance the effects of the Synergie MDA treatments.

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

Allocation of Sales Among Key Products

         No product accounted for more than 10% of the Company's revenues during fiscal years 2007 and 2006.

Patents and Trademarks

         Dynatronics holds a patent on the "Target" feature of its electrotherapy products that will remain in effect until April 4, 2008, a patent on the multi-frequency ultrasound technology that will remain in effect until June 2013, and a patent on the microdermabrasion device that will remain in effect until February 2020. In addition, we hold a patent on the STS technology for treating chronic pain that will remain in effect until July 17, 2021 and a patent on the combination of our aesthetic massage and microdermabrasion technologies that will remain in effect until May 11, 2019. We also hold two design patents on the microdermabrasion device that will remain in effect until November 2015. Two additional patent applications pertaining to the Company's infrared light therapy technology and combination traction/light therapy technology have been filed with the U.S. Patent and Trademark Office and are currently pending. One of these patents received a notice of allowance in August 2007 and will be issued during fiscal year 2008. Dynatronics owns the exclusive, worldwide rights (under a license agreement) to a second existing patent on the STS technology for the treatment of chronic pain.

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

Warranty Service

         The Company warrants all products it manufactures for time periods ranging in length from 90 days to five years from the date of sale. Warranty service is provided from the Company's Salt Lake City, Utah and Chattanooga, Tennessee facilities according to the service required. These warranty policies are comparable to warranties generally available in the industry. Warranty claims as a percentage of gross sales were not material in fiscal years 2007 and 2006.

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

Customers and Markets

         Dynatronics' products are sold primarily to licensed practitioners such as physical therapists, chiropractors, podiatrists, sports medicine specialists, medical doctors, hospitals, plastic surgeons, dermatologists and aestheticians. As a result of the acquisition of six dealers and the appointment or hiring of other sales representatives, Dynatronics now has 37 direct sales representatives selling our products in 22 states. Additionally, Dynatronics works through a network of over 275 independent dealers throughout the United States and internationally. The dealers purchase and take title to the products, which they then sell to the licensed practitioners mentioned above.

         The Company has entered into direct sales relationships with a few national and regional chains of physical therapy clinics and hospitals. We sell our products directly to these clinics and hospitals pursuant to preferred pricing arrangements. We also have preferred pricing arrangements with key dealers who commit to purchase certain volumes and varieties of products. No single dealer or national account or group of related accounts was responsible for 10% or more of total sales in fiscal years 2007 or 2006.

         Dynatronics exports products to approximately 30 different countries. International sales (i.e., sales outside North America) totaled $711,490 in fiscal year 2007 compared to $1,040,930 in fiscal year 2006. This 32% decline in international sales was due primarily to reduced sales of aesthetic products internationally. The Company is working to establish effective distribution for its products in international markets. Our Salt Lake City facility is certified to the ISO 13485 quality standard for medical device manufacturing. Many of the Company's therapy devices carry the CE Mark, a designation required for marketing products in the European community that signifies the device or product was manufactured pursuant to a certified quality system. The Company has no foreign manufacturing operations. However, we do purchase certain products and components from foreign manufacturers.

Competition

         Despite significant competition, Dynatronics has distinguished key products by using the latest technology, many of which are protected by patents. We believe that the integration of advanced technology in the design of each product, has distinguished Dynatronics' products in a competitive market. Dynatronics was the first company to integrate infrared light therapy as part of a combination therapy device. The Company has applied for two patents on its light therapy technology. In addition, by manufacturing many of the medical supplies, soft goods and tables it sells, the Company can focus on quality manufacturing at competitive prices. We believe these factors give Dynatronics an edge over many competitors who are solely distributors of such products. Furthermore, the acquisition of six key distributors in June and July 2007 and the addition of four other sales representatives provides Dynatronics with direct distribution of products into 22 states. We expect that this vertical integration will improve efficiencies, while at the same time allow the Company to exercise better control over the sale and distribution of our products.

         A discussion of the competition by category follows. However, it should be noted that by virtue of the acquisition of the six dealers in June and July, 2007, Dynatronics now is a distributor of many of these competitive products such as Mettler, MedX, and some ReAble products as well as many manufacturers of treatment tables, medical supplies and soft goods.

         Electrotherapy/Ultrasound Competition. Competition in the clinical market for electrotherapy and ultrasound devices comes from both domestic and foreign companies. Approximately one dozen companies produce electrotherapy and/or ultrasound devices. Some of these competitors are larger and better established, and have greater resources than the Company. Other than Dynatronics, few companies, domestic or foreign, provide multiple-modality devices, which is one important distinction between us and our competition. Furthermore, we believe no competitor offers three frequencies on multiple-sized soundheads for which Dynatronics holds a patent. The Company's primary domestic competitors in the sale of electrotherapy and ultrasound products include:
Reable Therapeutics (Chattanooga Group division), Rich-Mar Corporation and Mettler Electronics.

         Light Therapy. Competitors that manufacture and market light therapy devices include: Reable Therapeutics, Erchonia, Anodyne and MedX, among others. These competitors offer units that are not as powerful as our units. We are aware of only one competitor, Reable Therapeutics, that offers a combination light therapy device that includes electrotherapy and ultrasound capabilities.

         Medical Supplies & Soft Goods. The Company competes against various manufacturers and distributors of medical supplies and soft goods, some of which are larger, more established and have greater resources than Dynatronics. Excellent customer service along with providing value to customers is of key importance in this market. While there are many specialized manufacturers in this area such as Reable Therapeutics and Fabrication Enterprises, most competitors are primarily distributors such as North Coast Medical, Sammons Preston (a division of Patterson Dental), and Meyer Distributing. Dynatronics enjoys cost advantages on the products it manufactures and distributes compared to companies that only distribute similar products.

         Iontophoresis. Competition in the iontophoresis market includes Reable Therapeutics (EMPI and Iomed divisions), Birch Point Medical, Vyteris and Naimco. Reable Therapeutics enjoys the largest market share. We believe that our strong distribution network is important to our continued ability to compete in this increasingly competitive market. In addition, our products target a lower selling price than the products of Reable Therapeutics and Birch Point. Our new Dynatron iBox iontophoresis device is helping us expand our presence in this market, while, at the same time, increasing profit margins on these products.

         Treatment Tables. The primary competition in the treatment table market is from domestic manufacturers including Hill Laboratories Company, Hausmann Industries, Sammons Preston, Bailey Manufacturing, Tri-W-G, Reable Therapeutics, Armedica, and Clinton Industries. We believe we compete based on our industry experience and product quality. In addition, certain components of the treatment tables are manufactured overseas, which allows for pricing advantages over competitors.

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

         There are a number of competitors in the microdermabrasion market including: Mega Peel, Diamond Peel, DermaGenesis, DermaMed, E-Med, Integremed, Medical Alliance, Palomar, Slimtone USA and Soundskin Corp. The Synergie MDA device incorporates a patented anti-clogging design for the crystals, which sets it apart from competitors' units. In addition, the system has an innovative disposable system for the abrasive material, which prevents unwanted contact with the spent crystals following treatment. Powered by the Synergie AMS device, the Synergie MDA is one of the most powerful units on the market.

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

Manufacturing and Quality Assurance

         Dynatronics manufactures therapy devices, soft goods and other medical products at its facilities in Salt Lake City, Utah and Chattanooga, Tennessee. The Company purchases some components for its manufactured products from third-party suppliers. All parts and components purchased from these suppliers meet specifications set by Dynatronics. Trained staff performs all sub-assembly, final assembly and quality assurance procedures. Every effort is made to design Dynatronics' products to incorporate component parts and raw materials that are readily available from suppliers.

         The development and manufacture of many of our products is subject to rigorous and extensive regulation by the United States Food and Drug Administration ("FDA") and other regulatory agencies and authorities in the United States and abroad. In compliance with the FDA's Good Manufacturing Practices ("GMP"), we have developed a comprehensive program for processing customer feedback and analyzing product performance trends. By insuring prompt processing of timely information, we are better able to respond to customer needs and insure proper operation of the products.

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

         Our Salt Lake facility is certified to ISO 13485 standards for medical products. ISO 13485 is an internationally recognized standard for quality systems and manufacturing processes adopted by over 90 countries. In addition, the Company has qualified for the CE Mark Certification on its electrotherapy, ultrasound, light therapy and Synergie products. With the CE Mark Certification, we are qualified to market these products throughout the European Union and in other countries where CE Mark Certification and ISO 13485 certification are recognized.

Research and Development (R&D)

         In fiscal year 2007, Dynatronics continued its aggressive R&D campaign, developing four new products during the year including the Dynatron X3 stand alone light therapy device, the DX2 Decompression and Light Therapy device, the T4 treatment table and the Dynatron X5 Oscillation Therapy device. Total R&D expenditures for 2007 were $1,492,774, compared to $1,756,281 in 2006. R&D expenses represented approximately 8.4% and 9.0% of the revenues of the Company in 2007 and 2006, respectively. Substantially all of the research and development expenditures during both years were for the development of new products, or the upgrading of existing products.

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

         As a device manufacturer, we are required to register with the FDA and once registered we are subject to inspection for compliance with the FDA's Quality Systems regulations. These regulations require us to manufacture our products and maintain our documents in a prescribed manner with respect to manufacturing, testing, and control activities. Further, we are required to comply with various FDA requirements for reporting. The FDC Act and medical device reporting regulations require us to provide information to the FDA on deaths or serious injuries alleged to have been caused or contributed to by the use of our products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to occur. The FDA also prohibits an approved device from being marketed for unapproved uses. All of our therapeutic and aesthetic treatment devices as currently designed are cleared for marketing under section 510(k) of the Medical Device Amendment to the FDC Act ("510(k)" or are considered 510(k) exempt. If a device is subject to section 510(k), the FDA must receive premarket notification from the manufacturer of its intent to market the device. The FDA must find that the device is substantially equivalent to a legally marketed predicate device before the agency will clear the new device for marketing. We intend to continuously improve our products after they have been introduced to the market. Certain modifications to the Company's marketed devices may require a premarket notification and clearance under section 510(k) before the changed device may be marketed, if the change or modification could significantly affect safety or effectiveness. As appropriate, we may therefore submit future 510(k) notifications, Pre-Market Approval ("PMA") or PMA supplement applications to the FDA. No assurance can be given that clearance or approval of such new applications will be granted by the FDA on a timely basis, or at all. Furthermore, we may be required to submit extensive preclinical and clinical data depending on the nature of the product changes. All of the Company's devices, unless specifically exempted by regulation, are subject to the FDC Act's general controls, which include, among other things, registration and listing, adherence to the Quality System Regulation requirements for manufacturing, Medical Device Reporting and the potential for voluntary and mandatory recalls described above.

         During fiscal year 2003, Congress enacted the Medical Device User Fee and Modernization Act (MDUFMA). Among other things, this act imposes for the first time a user fee on medical device manufacturers. Under the provisions of MDUFMA, manufacturers seeking clearance to market a new device must pay a fee to the FDA in order to have their applications reviewed. Dynatronics primarily submits new products for clearance under section 510(k) of the Medical Device Amendment of the FDC Act. The fee per 510(k) submission in fiscal year 2007 was $3,066. It is anticipated that MDUFMA will be reauthorized in September 2007. This reauthorization is expected to impose annual registration fees of approximately $1,700 per manufacturing site, but will lower the submission fees for 510(k) applications to approximately $1,700.

         Failure to comply with applicable FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Any such action by the FDA could materially adversely affect the Company's ability to successfully market its products. Our Salt Lake City facility is inspected periodically by both the FDA and state agencies for compliance with the FDA's GMP and other requirements, including appropriate reporting regulations and various requirements for labeling and promotion. The FDA Quality Systems Regulations is now based in large part on the ISO 13485 Quality Standard. The GMP regulation requires, among other things, that (i) the manufacturing process be regulated and controlled by the use of written procedures, and (ii) the ability to produce devices that meet the manufacturer's specifications be validated by extensive and detailed testing of every aspect of the process.

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

         From time to time, legislation is introduced in Congress that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of medical devices and products like those manufactured by Dynatronics. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance, or interpretations will be changed, and what the impact of such changes, if any, may be on the Company's business and the results of its operations. We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. They could include, however, requirements for the reformulation of certain products to meet new standards, the recall or discontinuance of certain products, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and additional scientific substantiation. Any or all such requirements could have a material adverse effect on the Company.

         We believe all of our present products are in compliance in all material respects with all applicable performance standards as well as GMP, record keeping and reporting requirements in the production and distribution of the products.

Environment

         Environmental regulations are not material to our business. Dynatronics does not discharge into the environment any pollutants that are regulated by a governmental agency with the exception of the requirement to provide proper filtering of discharges into the air from the painting processes at our Tennessee location.

Employees

         On June 30, 2007, we had a total of 144 full-time employees and 7 part-time employees, which includes 24 full time and 2 part time employees from the Rajala acquisition, compared to 141 full-time employees and 10 part-time employees at June 30, 2006.

Item 2. Description of Property
        -----------------------

         The Company's headquarters and principal place of business are located at 7030 Park Centre Drive, Salt Lake City, Utah, 84121. The headquarters consist of a single facility housing administrative offices and manufacturing space totaling approximately 36,000 square feet. The Company owns the land and building, subject to mortgages requiring a monthly payment of approximately $27,429. The mortgages mature in 2008, 2013 and 2017. The Company also owns a 53,200 sq. ft. manufacturing facility in Ooltewah, Tennessee, and accompanying undeveloped acreage for future expansion subject to a mortgage requiring monthly payments of $13,278 and maturing in 2021. The Company rents or will rent office and/or warehouse space for its newly acquired dealers in Pleasanton, California; Houston, Texas; Detroit, Michigan; Girard, Ohio; Jeffersonville, Indiana and Minneapolis, Minnesota. Current leases for each location are on a short-term basis with negotiations presently underway to locate appropriate facilities in each location.

         We believe the manufacturing facilities described above to be adequate and able to accommodate presently expected growth and needs of the Company for its operations. Distribution facilities currently used by acquired targets are being consolidated into more regional facilities to reduce overhead and operational complexity. Those negotiations are currently underway and are expected to be finalized during the second quarter of Fiscal Year 2008. As Dynatronics continues to grow, additional facilities or the expansion of existing facilities will likely be required.

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

Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report. The Company's annual meeting of shareholders will be held in November 2007.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business
        ------------------------------------------------------------------------
        Issuer Purchases of Equity Securities.
        --------------------------------------

         Market Information. As of September 17, 2007, there were 13.7 million shares of common stock of Dynatronics issued and outstanding. The common stock of the Company is listed on the Nasdaq Capital Market (symbol: DYNT). The following table shows the range of high and low sale prices for the common stock as quoted on the Nasdaq system for the quarterly periods indicated.


                                                Year Ended June 30,
                                          2006                      2007
                                          ----                      ----
                                     High         Low        High         Low
                                   ---------------------------------------------

1st Quarter (July-September)         $2.02       $1.55        $1.36      $1.13
2nd Quarter (October-December)       $1.70       $1.32        $1.45      $1.11
3rd Quarter (January-March)          $1.76       $1.36        $1.27      $1.02
4th Quarter (April-June)             $1.75       $1.12        $1.22      $.97

         Holders. As of September 17, 2007, the approximate number of common stock shareholders of record was 479. This number does not include beneficial owners of shares held in "nominee" or "street" name. Including beneficial owners, we estimate that the total number of shareholders exceeds 2,000.

         Dividends. The Company has never paid cash dividends on its common stock. Our anticipated capital requirements are such that we intend to follow a policy of retaining earnings in order to finance the development of the business.

       Securities Authorized for Issuance Under Equity Compensation Plans

         The table shows information related to our equity compensation plans as of June 30, 2007:

------------------------------- --------------- ---------------- ---------------
         Plan Category             Number of    Weighted-average    Number of
                                 securities to  exercise price      securities
                                   be issued          of            remaining
                                     upon         outstanding     available for
                                  exercise of      options,      future issuance
                                  outstanding      warrants        under equity
                                   options,       and rights       compensation
                                   warrants                           plans
                                  and rights                        (excluding
                                                                    securities
                                                                   reflected in
                                                                   column (a))
                                                      (b)
                                      (a)                              (c)
------------------------------- --------------- ---------------- ---------------
Equity compensation plans
  approved by security holders     1,048,192         $1.40           520,854
------------------------------- --------------- ---------------- ---------------
Equity compensation plans not
  approved by security holders        60,000         $3.00              0
------------------------------- --------------- ---------------- ---------------
       Total                       1,108,192                         520,854
------------------------------- --------------- ---------------- ---------------

         Recent sales of unregistered securities; use of proceeds from registered securities.

         On June 30, 2007, the Company entered into a merger agreement with Rajala Therapy Sales Associates, a California corporation ("Rajala"). On July 2, 2007, the Company entered into separately negotiated merger agreements with Responsive Providers, Inc., a Texas corporation ("RPI"), Therapy and Health Care Products, Inc., an Ohio corporation ("THCP"), Cyman Therapy Products, Inc., a Michigan corporation ("Cyman"), Al Rice & Associates, Inc., a Indiana corporation ("Al Rice"), and Theratech, Inc., a Minnesota corporation ("Theratech"). Pursuant to these several agreements, each of these entities was merged with and into a wholly-owned subsidiary of the Company, Dynatronics Distribution Company. In connection with these mergers, the Company paid cash and issued shares of common stock to the shareholders of Rajala, RPI, THCP, Cyman, Al Rice, and Theratech in exchange for all of the issued and outstanding stock of the target companies. The total number of shares of common stock issued in these transactions was 4,561,593 restricted shares of Dynatronics Corporation common stock at an exchange price of $1.13 per share. Prior to the merger transactions, none of Rajala, RPI, THCP, Cyman, Al Rice or Theratech was affiliated with or related to the Company or any of its subsidiaries or affiliates. Prior to the merger transactions, each of these entities was a vendor or distributor of the Company's products.

         In each of these transactions the securities were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon exemptions from registration applicable to limited or non-public offers and sales of securities afforded by Section 4(2) and Rule 506 of Regulation D under the Securities Act. The Company filed a Form D reporting each such transaction with the Securities and Exchange Commission and with state securities regulators.

         Stock Options. In fiscal year 2007, Dynatronics granted 40,959 options to employees and officers pursuant to stock option plans. The total number of shares of common stock issuable under such options is 40,959 shares with an average exercise price of $1.22 per share. In fiscal year 2006, Dynatronics granted 236,374 stock options for shares of common stock at an average exercise price of $1.49 per share.

         Stock Repurchase. On September 3, 2003, the Company announced a stock repurchase program. The Board of Directors authorized the expenditure of up to $500,000 to purchase the Company's common stock on the open market pursuant to regulatory restrictions governing such repurchases. During fiscal year 2004, the Company purchased 77,400 shares for approximately $89,000. No shares were repurchased during fiscal year 2005. During fiscal year 2006, the Company purchased 46,393 shares for $59,449. During fiscal year 2007, the Company purchased 208,793 shares for $244,682, leaving $106,869 of original authorized funds for future stock repurchases. The stock repurchase program is conducted pursuant to safe harbor regulations under Rule 10b-18 of the Exchange Act for the repurchase by an issuer of its own shares. The following table summarizes purchases of equity securities by the Company under the repurchase program during the last quarter of fiscal year 2007:

              Small Business Issuer Purchases of Equity Securities

--------------------------------------------------------------------------------
    Period           (a)            (b)             (c)               (d)
                 Total number     Average     Total number of    Maximum number
                   of shares    price paid      shares (or       (or approximate
                  (or units)     per share   units) purchased   dollar value) of
                   purchased     (or unit)      as part of         shares (or
                                                 publicly        units) that may
                                              announced plans   yet be purchased
                                                or programs      under the plans
                                                                   or programs
--------------------------------------------------------------------------------
April 1 to
April 30, 2007      5,400            $1.15            5,400             152,870
--------------------------------------------------------------------------------
May 1 to
May 31, 2007       17,329            $1.12           17,329             133,400
--------------------------------------------------------------------------------
June 1 to
June 30, 2007      24,853            $1.07           24,853             106,869
--------------------------------------------------------------------------------
Total              47,582                            47,582
--------------------------------------------------------------------------------

Item 6. Management's Discussion and Analysis or Plan of Operation
        ---------------------------------------------------------

Overview
--------

         Our principal business is the design, manufacture, marketing and distribution of physical medicine products and aesthetic products. With the acquisition of six key distributors in June and July 2007, we expanded the number of products we sell from approximately 2,000 to over 4,000 physical medicine and aesthetic products through a combination of direct sales representatives, a network of national and international independent dealers, direct relationships with certain national accounts, and a full-line catalog. We manufacture approximately 17% of the physical medicine products and 15% of the aesthetic products in our product line. The remainder of the products are manufactured by third parties and distributed by Dynatronics.

         Sales of manufactured physical medicine products in both fiscal years 2007 and 2006 represented approximately 76% of the Company's physical medicine product sales with the balance each year sold by the Company as a distributor. Sales of manufactured aesthetic products in fiscal years 2007 and 2006 represented approximately 96% of the Company's aesthetic product sales each year with the balance sold by the Company as a distributor. The majority of the Company's revenues during fiscal years 2007 and 2006 were generated from the sale of its manufactured products because demand for these products is much greater and because the average selling price of our manufactured products is significantly higher than distributed products. While sales of manufactured products is expected to grow in future years because of the acquisition of distributors and the addition of more direct sales representatives focusing more on our products, these distributors also represented many other lines of products that will likely cause the source of revenues to shift more heavily toward distributed products in the coming fiscal years.

         Sales of all physical medicine products represented 87% of total revenues in both fiscal year 2007 and fiscal year 2006; sales of aesthetic products accounted for 7% of total revenues both years. Chargeable repairs, billable freight revenue and other miscellaneous revenue accounted for 6% of total revenues in both 2007 and 2006.

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

Selected Financial Data
-----------------------

         All references to the financials statements herein refer to the consolidated financial statements of Dynatronics Corporation, its affiliates and subsidiaries.

         The table below summarizes selected financial data contained in the Company's audited financial statements for the past five fiscal years. The audited financial statements for the fiscal years ended June 30, 2007 and 2006 are included with this report.

                             Selected Financial Data
                            Fiscal Year Ended June 30

                   2007          2006          2005         2004        2003
               -----------------------------------------------------------------

Net Sales      $ 17,837,104  $ 19,513,136 $ 20,404,368 $ 20,587,273 $ 16,896,992
Net Income
  (loss)       $    (85,042) $    194,031 $    728,816 $    883,300 $     24,799

Net Income
 (loss) per
 share
 (diluted)     $       (.01) $        .02 $       .08  $       .10  $        .00
Working
  Capital      $  8,116,391  $  7,390,147 $  7,043,854 $  6,300,582 $  5,516,720
Total Assets   $ 18,567,616  $ 14,523,655 $ 13,459,723 $ 14,272,579 $ 12,713,029
Long-term
  Obligations  $  3,961,436  $  2,637,263 $  1,914,490 $  2,034,854 $  2,203,779

Fiscal Year 2007 Compared to Fiscal Year 2006
---------------------------------------------

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Audited Financial Statements and Notes thereto appearing elsewhere in this report.

Net Sales

         Total net sales for the year ended June 30, 2007 were $17,837,104, compared to $19,513,136 during fiscal year 2006, a decrease of approximately 8.6%. Lower sales of the Company's products reflect a general softening in demand for capital equipment and supplies broadly reported by our dealer network together with the impact of increased competition. To combat these trends, management is aggressively pursuing plans to position the Company to compete more effectively within the physical medicine marketplace. One important element of this plan is to strengthen the Company's direct distribution channel by vertical integration of product distributors through strategic acquisitions. In July 2007, the Company announced the acquisition of six of its key distributors, with operations in 20 states. We believe that having a direct distribution channel will provide improved efficiencies and better margins on each product sold at the retail level compared to the wholesale level. The total consideration paid for the six separately-negotiated acquisitions was approximately $8.4 million comprised of approximately $3.3 million in cash and
4.6 million shares of common stock. The Company expects net sales in fiscal year 2008 will increase 80% over fiscal year 2007 levels as a result of the integration of these acquisitions, based on actual historical sales of the acquired entities, although there can be no assurance that the Company will have that increase in sales.

         In June 2007, the Company introduced an important new product, the Dynatron X5 Oscillation Therapy device, which combines the benefits of electrotherapy with the effectiveness of therapeutic massage. Practitioners are finding this new product attractive from a reimbursement perspective while, at the same time, providing excellent therapeutic benefit for their patients. Strong sales of the Dynatron X5 gave a boost to net income for the fourth quarter ended June 30, 2007, contributing to an increased net profit of $214,943 compared to $39,101 generated in the same quarter in the prior year.

Gross Profit

         During fiscal year 2007, gross profit was $6,911,788 or 38.7% of net sales compared to $7,291,761 or 37.4% of net sales in 2006. The decrease in overall gross margin in 2007 reflects the reduction in overall sales. The increase in gross margin as a percent of sales reflects sales of the new high-margin Dynatron X5 Oscillation Therapy device, which is one of our highest gross margin percentage products. In addition, the Company achieved higher margins on certain manufactured rehabilitation supply products and treatment tables, which helped improve margins as a percent of sales.

Selling, General and Administrative Expense

         Selling, general and administrative (SG&A) expenses for the year ended June 30, 2007 were $5,541,860 or 31.1% of net sales compared to $5,239,462 or 26.9% of net sales in 2006, an increase of $302,398 or 5.8% compared to 2006. The primary components of this increase in expense were:

         o Approximately $248,000 in higher labor and labor-related costs such as health insurance premiums; and

         o    Approximately $42,000 in higher selling expenses.

Research and Development

         In fiscal year 2007, we continued to invest heavily in R&D in order to develop new products. We spent $1,492,774 developing new, state-of-the-art equipment during the year. This compares to $1,756,281 spent in fiscal year 2006. Among the new products developed during the year was the Dynatron X3 stand alone light therapy device, the DX2 Decompression and Light Therapy device and the Dynatron X5 Oscillation Therapy device. We also spent time and costs developing the T4 and T3 motorized therapy tables which were introduced in March and July 2007, respectively. Dynatronics intends to continue its commitment to developing innovative products for the physical medicine market in fiscal year 2008 and beyond in order to position the Company for growth. R&D expenses represented approximately 8.4% and 9.0% of the net sales of the Company in the 2007 and 2006, respectively. R&D costs are expensed as incurred. We anticipate that R&D expenses in fiscal year 2008 will be approximately the same or lower than fiscal year 2007.

Pre-tax profit

         Pre-tax loss for the year ended June 30, 2007 was $271,243 compared to pre-tax profit of $209,221 in 2006. Lower sales and gross profit generated during fiscal year 2007, together with higher SG&A expenses decreased overall profits during the year. These factors were partially offset by lower R&D expenses.

Income Tax

         Income tax benefit for the year ended June 30, 2007 was $186,201 compared to income tax expense of $15,190 in 2006. The income tax accrual rate in fiscal years 2007 and 2006 was different from standard rates due to research and development tax credits and certain other items.

Net Income (Loss)

         Net loss for the year ended June 30, 2007 was $85,042 ($.01 per share), compared to net income of $194,031 ($.02 per share) in fiscal 2006. As previously stated, lower sales and gross profit generated during fiscal year 2007, together with higher SG&A expenses decreased overall profits during the year. These factors were partially offset by lower R&D expenses.

Liquidity and Capital Resources
-------------------------------

         The Company has financed its operations through cash reserves, available borrowings under its line of credit, and from cash provided by operations. The Company had working capital of $8,116,391 at June 30, 2007, inclusive of the current portion of long-term obligations and credit facilities, as compared to working capital of $7,390,147 at June 30, 2006. The increase in working capital reflects the acquisition of Rajala Therapy Sales Associates (Rajala) on June 30, 2007, which accounted for approximately $464,902 of the total working capital.

Accounts Receivable

         Trade accounts receivable, net of allowance for doubtful accounts, increased $734,493 to $3,757,484 at June 30, 2007 compared to $3,022,991 at June
30, 2006. The Company added $885,567 of trade accounts receivable in the acquisition of Rajala on June 30, 2007. Management anticipates accounts receivable will increase in future periods due to the acquisition of five other key distributors on July 2, 2007 as their operations are integrated with the Company's.

         Trade accounts receivable represent amounts due from the Company's dealer network and from medical practitioners and clinics. We estimate that the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers. Accounts receivable are generally collected within 30 days of the agreed terms.

Inventories

         Inventories, net of reserves, at June 30, 2007 increased $330,994 to $5,313,984 compared to $4,982,990 at June 30, 2006. The Company added $573,356 of inventories from the acquisition of Rajala. Excluding the inventories added as a result of the Rajala acquisition, inventories at June 30, 2007 were reduced by approximately $242,000 compared to the prior year period. Inventories will increase in fiscal year 2008 with the acquisition of five other distributors on July 2, 2007 as their operations are combined with the Company's.

Goodwill

         Goodwill at June 30, 2007 increased to $2,758,572 compared to $789,422 at June 30, 2006, with approximately $1,969,150 added as a result of the acquisition of Rajala.

         Beginning July 1, 2002, the Company adopted the provisions of SFAS No. 142 Goodwill and other Intangible Assets. In compliance with SFAS 142, management utilized standard principles of financial analysis and valuation including: transaction value, market value and income value methods to arrive at a reasonable estimate of the fair value of the Company in comparison to its book value. The Company has determined it has one reporting unit. As of July 1, 2002 and June 30, 2007, the fair value of the Company exceeded the book value of the Company. Therefore, there was no indication of impairment upon adoption of SFAS No. 142 or at June 30, 2007. Management is primarily responsible for the FAS 142 valuation determination and performed the annual impairment assessment during the Company's fourth quarter.

Accounts Payable

         Accounts payable increased $648,014 to $1,241,030 at June 30, 2007 compared to $593,016 at June 30, 2006. The Company added $578,265 of accounts payable from the acquisition of Rajala. All accounts payable are within term. We continue to take advantage of available early payment discounts when offered.

Accrued Expenses and Acquisition Cash Obligation

         Accrued expenses decreased $40,358 to $287,773 at June 30, 2007 compared to $328,131 at June 30, 2006.

         The Company recorded $1 million of acquisition cash obligation on June 30, 2007 in conjunction with the acquisition of Rajala. This amount was paid to the previous shareholders of Rajala on July 2, 2007, subsequent to the end of the fiscal year.

Accrued Payroll & Benefit Expenses

         Accrued payroll & benefit expenses remained relatively constant at $276,754 at June 30, 2007 compared to $254,453 at June 30, 2006.

Cash

         The Company's cash position increased $877,921 to $1,301,105 at June 30, 2007 compared to $423,184 at June 30, 2006 as a result of the deposit of financing proceeds in anticipation of the acquisition of six independent distributors made on June 30, 2007 and July 2, 2007, together with strong collections on trade receivables. The Company believes that its current cash balances, amounts available under its line of credit and cash provided by operations will be sufficient to cover its operating needs in the ordinary course of business for the next twelve months. If we experience an adverse operating environment or unusual capital expenditure requirements, additional financing may be required. However, no assurance can be given that additional financing, if required, would be available on favorable terms.

Line of Credit

         In June 2007, the Company increased its revolving line of credit with a commercial bank to $6,000,000 in anticipation of making acquisitions. At June 30, 2007, the Company owed $250,000 compared to $577,232 at June 30, 2006. The entire $250,000 amount reflects a separate line of credit acquired in the Rajala acquisition, which has been paid off and closed subsequent to June 30, 2007. Interest on Dynatronics' line of credit is based on the bank's prime rate, which at June 30, 2007, equaled 8.75%. Following the fiscal year end, the Company drew approximately $3 million on its line of credit to complete the acquisitions. As of September 17, 2007, $3.8 million was outstanding on its line of credit. The line of credit is collateralized by accounts receivable and inventories. Borrowing limitations are based on 35% of eligible inventory and up to 80% of eligible accounts receivable. Interest payments on the line are due monthly. The line of credit is renewable biennially on December 15th and includes covenants requiring the Company to maintain certain financial ratios. As of June 30, 2007, the Company was in compliance with all loan covenants.

         The current ratio was 3.3 to 1 at June 30, 2007 compared to 4.3 to 1 at June 30, 2006. Current assets represented 63% of total assets at June 30, 2007.

Debt

         Long-term debt excluding current installments totaled $3,251,631 at June 30, 2007 compared to $2,023,410 at June 30, 2006. The Company obtained $1.5 million of long-term mortgage debt financing to acquire six of its key distributors in June and July 2007. Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee. The principal balance on the mortgage loans is approximately $3.5 million with monthly principal and interest payments of $40,707.

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

         The preparation of this annual report requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses reported in our Audited Financial Statements. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate these estimates, including those related to bad debts, inventories, and revenue recognition. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

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

         Any modifications to estimates of inventory valuation reserves are reflected in the cost of goods sold within the statements of income during the period in which such modifications are determined necessary by management. At June 30, 2007 and 2006, our inventory valuation reserve balance, which established a new cost basis, was $293,810 and $383,492, respectively, and our inventory balance was $5,313,984 and $4,982,990 net of reserves, respectively.

Revenue Recognition

         The majority of our product sales for the past two fiscal years were to customers who are independent distributors. These distributors resell the products, typically to end users, including physical therapists, professional trainers, athletic trainers, chiropractors, medical doctors and aestheticians. We also sell our products direct to end users through our field sales representatives. With the recent acquisition of six of our independent distributors we expect to reduce our dependence on distributor sales. Sales revenues are recorded when products are shipped FOB shipping point under an agreement with a customer, risk of loss and title have passed to the customer, and collection of any resulting receivable is reasonably assured. Amounts billed for shipping and handling of products are recorded as sales revenue. Costs for shipping and handling of products to customers are recorded as cost of sales.

Allowance for Doubtful Accounts

         We must make estimates of the collectibility of accounts receivable. In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $3,757,484 and $3,022,991, net of allowance for doubtful accounts of $330,857 and $244,238, at June 30, 2007 and June 30, 2006, respectively.

Business Plan and Outlook
-------------------------

         During fiscal year 2007, management began implementing a four-fold strategy to improve overall operations. This strategy focused on (1) strengthening distribution channels; (2) developing several new, state-of-the-art products for future growth; (3) reducing manufacturing and R&D labor expenses; and (4) enhancing product profit margins through improved manufacturing processes. Management's goal in implementing this four-fold strategy is to enable the Company to address short-term profitability without jeopardizing long-term growth. We believe that this strategy began to positively affect our operations during and immediately following the fourth quarter of fiscal year 2007 as we completed the acquisition of six of our independent distributors and as new products were released to the market. Net income in the quarter ended June 30, 2007 was $214,943, compared to $39,101 in the same quarter of the prior year.

         Our primary market, the physical medicine marketplace, has experienced significant change over the past few years, most notably with consolidation among manufacturers and distributors. In order to compete more favorably and effectively, our management believed that it needed to move aggressively to strengthen the Company's channels of distribution by acquiring key distributors. They identified six key distributors with operations in 20 states. On June 30, 2007, Dynatronics acquired its largest independent distributor headquartered in California. On July 2, 2007, Dynatronics acquired five additional key independent distributors headquartered in Texas, Ohio, Michigan, Indiana and Minnesota. Dynatronics also began hiring direct sales representatives in key locations around the country resulting in direct sales representatives now in 22 states. The creation of a direct distribution channel through these key acquisitions and hiring direct sales representatives provides Dynatronics with expanded ability to sell at the retail level, which we will improve gross profit margins and enhance the Company's control over the distribution process. We expect these changes will open new opportunities for improving future sales as we continue to pursue our strategy of strengthening our distribution channels.

         During fiscal year 2007, we introduced some important new products including the Dynatron X3, a powerful light therapy device capable of powering a light probe and two light pads simultaneously. This device incorporates touch screen technology for easy interface with the practitioner. We also introduced the DX2 combination traction and light therapy device. The DX2 is Dynatronics' first proprietary traction device and incorporates not only touch screen technology, but other unique and proprietary technology that will facilitate traction and decompression therapy. We believe it is the only unit on the market that offers traction and infrared light therapy from the same device. Market reception of the X3 did not meet expectations of management mostly due to the selling price of the unit. Efforts are being made to reduce costs of this unit to make it more affordable. The DX2 has performed closer to expectations and seems to have been well received as an innovative device for delivering traction and decompression therapy.

         The introduction of the new T4 motorized treatment table in March 2007 and the introduction of the new T3 treatment table in July 2007 round out the full traction package concept originally conceived. These tables are designed with a higher lift capacity and several unique features. The T4 therapy table is specially designed for performing traction and decompression therapies with the DX2 unit and has been very well received in the market.

         In June 2007, we introduced an important new product to the market, the Dynatron X-5 Oscillation Therapy device. The unique product effectively reduces pain and swelling through the creation of an electrostatic field within the patient by combining concepts of electrotherapy with therapeutic massage. Initial sales of this product exceeded management's projections. The X5 unit's gross profit margin as a percent of sales is one of the highest of any of the therapy devices produced by Dynatronics.

         During fiscal 2007, management identified a number of improvements that could be implemented to lower manufacturing costs and increase profit margins, not only for the new X-Series products but also for our other therapy equipment. Those improvements included labor cost reductions through improved production efficiencies, trimming production staffing, and reductions in R&D labor which had been ramped up in fiscal years 2007 and 2006 to accelerate development of the X-Series products. While these objectives were elusive in fiscal year 2007, we continue to focus on our strategy to achieve them for the coming fiscal year.

         International sales is viewed as having untapped potential for growth and expansion. Adding new distributors in several countries will be the key to this expansion effort. Past efforts to improve international marketing have yielded only marginal improvements. We remain committed, however, to finding the most cost effective ways to expand our markets internationally. The Company's Salt Lake City operation, where all electrotherapy, ultrasound, STS devices, light therapy and Synergie products are manufactured, is certified to ISO 13485, an internationally recognized standard of excellence in medical device manufacturing. This designation is an important requirement in obtaining the CE Mark certification, which allows us to market our products in the European Union and other foreign countries.

         Marketing efforts are being increased to promote our aesthetic products which include the Synergie AMS device for dermal massage, the Synergie MDA device for microdermabrasion, and the Synergie LT device, an infrared light therapy unit designed specifically for aesthetic applications. In addition, we are redesigning our Synergie product line to give it a fresh appearance and greater functionality. We also plan to develop and introduce additional products for the aesthetic market. A new national sales manager was hired in the quarter ended December 31, 2006 with experience in setting up dealer and distributor networks. Also, Kelvyn Cullimore Sr., who managed the Synergie branded products until departing two years ago on a humanitarian mission to Asia, has returned to again manage the department. Under his leadership, sales momentum of Synergie branded products has continued to mount with June 2007 representing one of the highest sales months for Synergie products in our history. Numerous strategic partnerships, both domestic and international, are currently under consideration that would help maintain the sales momentum that is being built.

         Based on our defined strategic initiatives, we are focusing our resources in the following areas:

         o Reinforcing our position in the physical medicine market by securing channels of distribution through a strategy of acquiring dealers, recruiting direct sales representatives and working closely with the most successful dealers of capital equipment.

         o Continuing development of new, state-of-the-art products, both high tech and commodity, in fiscal year 2008, for both the rehabilitation and aesthetic markets.

         o Reducing manufacturing labor and certain other expenses through improved production efficiencies, possible reductions in personnel count where appropriate and decreasing R&D labor costs which had been increased over the past two years to accelerate the introduction of the X-Series products.

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

Forward-Looking Statements
--------------------------

         This Report on Form 10-KSB contains certain statements that are "forward-looking" within the meaning of the statutory safe harbor provisions of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities

Exchange Act of 1934. These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

         The words "anticipate," "believe," "estimate," "expect,' "intend," "will," "should" and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks and uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, intended or using other similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Risks and circumstances that may cause actual results to vary from the Company's expectations include, among others, the following:

         Assimilation of Acquired Companies and Migration of our Business Model. Through the end of fiscal year 2007, Dynatronics had operated primarily as a manufacturer of medical products sold through a network of specialty and general line distributors. Due to consolidation in our market place and the threat from that consolidation to the channels of distribution available to Dynatronics, the Company acquired six of its distributors and has continued to add direct sales reps around the country. This represents a significant change in our business model. Going forward, Dynatronics will be distributing many more products than it manufactures. Additionally, Dynatronics will be much more vertically integrated in the distribution chain working with a staff of direct sales representatives instead of the traditional model of working through dealers. There can be no assurance that Dynatronics will be successful in assimilating these companies or migrating to the new business model without incurring significant unanticipated costs or experiencing unexpected operational problems. Some of the risks include:

         o Many sales representatives not being contractually obligated to stay with the Company
         o    Management of an expanded inventory base
         o    Controlling operations that are more geographically diverse
         o Collecting accounts receivable from thousands of smaller customers instead of hundreds of larger dealers
         o    Securing adequate working capital
         o    Ability to reduce overhead costs and streamline operations
         o Conflicts distributing products from manufacturers who were previously a competitor
         o    Availability of trained support personnel

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

         Competition. Our industry is highly competitive. Numerous manufacturers, distributors and retailers compete actively for consumers and customers. The Company competes directly with other entities that manufacture, market and distribute products in each of its product lines. The consolidation that has occurred in the physical medicine market has resulted in two large competitors, ReAble and Sammons Preston division of Patterson Companies, where competitors of such magnitude had not existed before. Many of these competitors are substantially larger than the Company and have greater financial resources and broader brand name recognition. The market is highly sensitive to the introduction of new products that may rapidly capture a significant share of the market. There can be no assurance that the Company will be able to compete in this intensely competitive environment.

         Dependence on Patents and Proprietary Rights. The Company has seven patents issued and two patents pending relating to its products. In addition, we have obtained by license the worldwide rights to the STS patent. The Company's trademarks have also been registered in the United States and in other countries. There can be no assurance that patents owned by or licensed to us will not be challenged or circumvented or will provide us with any competitive advantages or that a patent will issue from any pending patent application. In addition, each patent owned by the Company expires after approximately 17 years from its date of issuance. We also rely upon copyright protection for our proprietary software and other property. There can be no assurance that any copyright obtained will not be circumvented or challenged. In addition, we rely on trade secrets that we seek to protect, in part, through confidentiality agreements with employees and other parties. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that our trade secrets will not otherwise become known to or independently developed by competitors. The Company may become involved from time to time in litigation to determine the enforceability, scope and validity of proprietary rights. Any such litigation could result in substantial cost to the Company and divert the efforts of its management and technical personnel.

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

                             DYNATRONICS CORPORATION
                           Consolidated Balance Sheets
                             June 30, 2007 and 2006


                     Assets                             2007            2006
                                                    ------------    ------------

Current assets:
   Cash                                             $  1,301,105        423,184
   Trade accounts receivable, less allowance
     for doubtful accounts of $330,857 at
     June 30, 2007 and $244,238 at
     June 30, 2006                                     3,757,484      3,022,991
   Other receivables                                     282,741        216,847
   Inventories, net                                    5,313,984      4,982,990
   Prepaid expenses                                      507,755        505,786
   Prepaid income taxes                                   92,702         65,869
   Deferred tax asset - current                          396,156        387,830
                                                    ------------    ------------
          Total current assets                        11,651,927      9,605,497

Property and equipment, net                            3,453,495      3,671,216
Goodwill, net                                          2,758,572        789,422
Intangibles asset, net                                   356,792         30,516
Other assets                                             346,830        427,004
                                                    ------------    ------------
                                                    $ 18,567,616     14,523,655
                                                    ============    ============


          Liabilities and Stockholders' Equity

Current liabilities:
   Current installments of long-term debt           $    271,979        254,518
   Line of credit                                        250,000        577,232
   Warranty reserve                                      208,000        208,000
   Accounts payable                                    1,241,030        593,016
   Accrued expenses                                      287,773        328,131
   Accrued payroll and benefit expenses                  276,754        254,453
   Acquisition cash obligation                         1,000,000              -
                                                    ------------    ------------
          Total current liabilities                    3,535,536      2,215,350

Long-term debt, excluding current installments         3,251,631      2,023,410
Deferred compensation                                    420,470        388,250
Deferred tax liability - noncurrent                      289,335        225,603
                                                    ------------    ------------
          Total liabilities                            7,496,972      4,852,613
                                                    ------------    ------------
Commitments and contingencies

Stockholders' equity:
   Common stock, no par value.  Authorized
      50,000,000 shares; issued 10,308,522
      shares at June 30, 2007 and
      8,988,173 shares at June 30, 2006                4,227,147      2,742,503
   Retained earnings                                   6,843,497      6,928,539
                                                    ------------    ------------

          Total stockholders' equity                  11,070,644      9,671,042

                                                    ------------    ------------
                                                    $ 18,567,616     14,523,655
                                                    ============    ============




See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION
                      Consolidated Statements of Operations
                       Years Ended June 30, 2007 and 2006



                                                        2007            2006
                                                    ------------    ------------

Net sales                                           $ 17,837,104     19,513,136
Cost of sales                                         10,925,316     12,221,375
                                                    ------------    ------------
          Gross profit                                 6,911,788      7,291,761

Selling, general, and administrative expenses          5,541,860      5,239,462
Research and development expenses                      1,492,774      1,756,281
                                                    ------------    ------------
          Operating income (loss)                       (122,846)       296,018
                                                    ------------    ------------

Other income (expense):
   Interest income                                        28,330         10,714
   Interest expense                                     (209,292)      (163,287)
   Other income, net                                      32,565         65,776
                                                    ------------    ------------
          Total other income (expense)                  (148,397)       (86,797)
                                                    ------------    ------------

          Income (loss) before income taxes             (271,243)       209,221

Income tax expense (benefit)                            (186,201)        15,190
                                                    ------------    ------------

          Net income (loss)                         $    (85,042)       194,031
                                                    ============    ============

          Basic net income (loss) per
            common share                            $      (0.01)          0.02

          Diluted net income (loss) per
            common share                            $      (0.01)          0.02


Weighted average basic and diluted common shares outstanding:

          Basic                                        8,916,317      9,019,416
          Diluted                                      8,916,317      9,170,270





See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION
                 Consolidated Statements of Stockholders' Equity
                       Years Ended June 30, 2007 and 2006



                                                                      Total
                                 Number      Common      Retained  stockholders'
                               of shares     stock       earnings     equity
                              ----------  ------------  ---------- -------------

Balances at
 June 30, 2005                 9,015,128  $  2,779,000   6,734,508    9,513,508

Issuance of common
 stock upon exercise
 of employee stock
 options                          14,238        15,797           -       15,797

Redemption of common
 stock                           (46,393)      (59,449)          -      (59,449)

Income tax benefit
 disqualifying disposition
 of employee stock options             -         3,155           -        3,155

Issuance of restricted
 stock to outside
 directors                         5,200             -           -            -

Deferred restricted
 stock compensation                    -         4,000           -        4,000

Net income                                           -     194,031      194,031
                              ----------  ------------  ---------- -------------

Balances at
 June 30, 2006                 8,988,173     2,742,503   6,928,539    9,671,042

Issuance of common
 stock upon exercise
 of employee stock
 options                           1,664         1,697           -        1,697

Redemption of common
 stock                          (208,793)     (244,682)          -     (244,682)

Income tax benefit
 disqualifying
 disposition
 of employee stock
 options                               -         1,810           -        1,810

Issuance of restricted
 stock to outside
 directors                         7,476             -           -            -

Deferred restricted
 stock compensation                    -         8,000           -        8,000

Issuance of common
 stock upon exercise
 of non employee
 stock options                    20,000        21,600           -       21,600

Share based
 compensation                          -         1,217           -        1,217

Issuance of common
 stock in business
 acquisition                   1,500,002     1,695,002           -    1,695,002

Net loss                               -             -     (85,042)     (85,042)
                              ----------  ------------  ---------- -------------

Balances at
June 30, 2007                 10,308,522  $  4,227,147   6,843,497   11,070,644
                              ==========  ============  ========== =============



See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION
                      Consolidated Statements of Cash Flows
                       Years Ended June 30, 2007 and 2006

                                                        2007            2006
                                                    ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                 $    (85,042)       194,031
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization of property
        and equipment                                    366,047        354,220
      Amortization of intangible asset                     7,324          7,324
      Stock based compensation expense                     9,217          4,000
      Provision for doubtful accounts                    141,401         48,000
      Provision for inventory obsolescence                38,599        252,000
      Provision for warranty reserve                     270,124        280,085
      Provision for deferred compensation                 32,220         27,732
      Change in operating assets and liabilities:
           Receivables                                   (41,466)      (190,394)
           Inventories                                   203,763       (522,467)
           Prepaid expenses and other assets             120,833       (210,916)
           Deferred tax asset, net                       (37,010)        (1,797)
           Accounts payable and accrued expenses        (759,411)      (442,381)
           Prepaid income taxes                          (25,023)       (41,013)
                                                    ------------    ------------

                 Net cash provided by (used in)
                 operating activities                    241,577       (241,576)
                                                    ------------    ------------

Cash flows from investing activities:
  Capital expenditures                                  (128,560)      (804,992)
  Proceeds from business acquisition                      67,839
  Proceeds from sale of assets                                 -          1,500
                                                    ------------    ------------

                 Net cash used in investing
                 activities                              (60,721)      (803,492)
                                                    ------------    ------------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt             1,500,000      1,530,000
  Principal payments on long-term debt                  (254,318)      (803,466)
  Net change in line of credit                          (327,232)       312,471
  Proceeds from issuance of common stock                  23,297         15,797
  Redemption of common stock                            (244,682)       (59,449)
                                                    ------------    ------------

                 Net cash provided by financing
                 activities                              697,065        995,353
                                                    ------------    ------------

                 Net change in cash                      877,921        (49,715)

Cash at beginning of year                                423,184        472,899
                                                    ------------    ------------

Cash at end of year                                 $  1,301,105        423,184
                                                    ============    ============

Supplemental disclosures of cash flow
 information:
  Cash paid for interest                            $    209,139        156,723
  Cash paid for income taxes                              13,049         58,000
Supplemental disclosure of non-cash investing
 and financing activities:
  Common stock issued for directors fees                   8,000          8,000
  Income tax benefit from non-employee exercise
    of stock options                                       1,810          3,155
  Business acquisition disclosure see note 14 for details

See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION

                   Notes to Consolidated Financial Statements

                             June 30, 2007 and 2006



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

      (b)     Principles of Consolidation

              The consolidated financial statements include the accounts and operations of Dynatronics Corporation and its wholly owned subsidiary, Dynatronics Distribution Company, LLC. All significant intercompany account balances and transactions have been eliminated in consolidation.

      (c)     Cash Equivalents

              For purposes of the combined statements of cash flows, all highly liquid investments with maturities of three months or less are considered to be cash equivalents. There were no significant cash equivalents as of June 30, 2007 and 2006.

      (d)     Inventories

              Finished goods inventories are stated at the lower of standard cost, which approximates actual cost (first-in, first-out), or market. Raw materials are stated at the lower of cost (first-in, first-out), or market.

      (e)     Trade Accounts Receivable

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

      (f)     Property and Equipment

              Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of related assets. The building and its component parts are being depreciated over their estimated useful lives that range from 5 to
              31.5 years. Estimated lives for all other depreciable assets range from 3 to 7 years.

      (g)     Goodwill and Long-Lived Assets

              Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in business combinations and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Management is primarily responsible for the valuation determination. Management utilizes standard principles of financial analysis and valuation including: transaction value, market value, and income value methods to arrive at a reasonable estimate of the fair value of the Company in comparison to its book value. The Company has determined it has one reporting unit. Management performed its annual impairment assessment during the Company's fourth quarter of fiscal year 2007 and 2006 and has determined there is not an indication of impairment.

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

      (h)     Intangible asset

              Intangible assets are amortized over their useful life on a straight line method. The estimated lives for the intangible asset range from 3 months to 15 years.

      (i)     Revenue Recognition

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

      (j)     Research and Development Costs

              Research and development costs are expensed as incurred.

      (k)     Product Warranty Reserve

              Costs estimated to be incurred in connection with the Company's product warranty programs are charged to expense as products are sold based on historical warranty rates.

      (l)     Earnings per Common Share

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

              The reconciliation between the basic and diluted weighted average number of common shares for 2007 and 2006 is summarized as follows:

                                                        2007            2006
                                                    ------------    ------------
              Basic weighted average number of
              common shares outstanding during
              the year                                 8,916,317      9,019,416

              Weighted average number of dilutive
              common stock options outstanding
              during the year                                -0-        150,854
                                                    ------------    ------------
              Diluted weighted average number of
              common and common equivalent shares
              outstanding during the year              8,916,317      9,170,270
                                                    ============    ============

              Outstanding options not included in the computation of diluted net income per share based on the treasury stock method total 797,042 and 675,638 as of June 30, 2007 and 2006, respectively, because to do so would have been antidilutive.

      (m)     Income Taxes

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

      (n)     Share-Based Compensation

              Restricted Stock
              ----------------

              The Company recognizes as compensation expense the fair value of restricted common stock granted as compensation to directors. During the years ended June 30, 2007 and 2006, the Company recognized $5,280 and $2,640 in director compensation expense, respectively, net of related tax effects. As of June 30, 2007, the Company has not recognized $2,640 in director compensation expense, net of related tax effects. The Company expects to recognize this compensation over a weighted-average period of six months.

              Stock Options
              -------------

              In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment", which amended SFAS No. 123, "Accounting for Stock Based Compensation", which the Company adopted on July 1, 2006. This amendment requires the Company to recognize as compensation expense the fair value of stock options granted for compensation to employees (fair value method). Prior to this amendment and in accordance with SFAS No. 123, the Company opted to recognize as compensation expense the intrinsic value of stock options granted as compensation to employees (intrinsic value method), and to disclose as pro forma compensation the fair value of those stock options. The Company recognizes as compensation expense the fair value of stock options granted as compensation to non-employees.

             During the year ended June 30, 2007, the Company recognized $803 in employee compensation expense, net of related tax effects, under the fair value method as required by SFAS No. 123(R). Had the Company not adopted SFAS No. 123(R), the Company would have disclosed the pro forma impact of adopting the fair value method, and would have recognized no employee compensation expense under the intrinsic value method.

             During the years ended June 30, 2006, the Company recognized no employee compensation expense under the intrinsic method. Had the Company opted to recognize employee compensation expense using the fair value method, the Company's net income and income per share would have been as follows:

                                                                    Year ended
                                                                      June 30,
                                                                        2006
                                                                   -------------
             Net income as reported                                $    194,031
             Less: pro forma adjustment for stock
                based compensation, net of income
                tax                                                    (563,489)
                                                                   -------------
                        Pro forma net  income (loss)               $   (369,458)
                                                                   =============
             Basic net income (loss) per share:
               As reported                                         $       0.02
               Effect of pro forma adjustment                             (0.06)
                                                                   -------------
                        Pro forma                                         (0.04)
                                                                   =============

             Diluted net income (loss) per share:
               As reported                                                 0.02
               Effect of pro forma adjustment                             (0.06)
                                                                   -------------
                        Pro forma                                  $      (0.04)
                                                                   =============

              As of June 30, 2007, the Company has not recognized $5,663 in employee compensation expense, net of related tax effects. The Company expects to recognize this compensation over a weighted-average period of 4.4 years.

              On May 19, 2006 the Board of Directors accelerated the vesting of certain unvested stock options awarded to employees and officers under the Company's stock option plan. The Company took this action to avoid an accounting charge (as compensation expense) for these options starting in the quarter ending September 30, 2006, as required by FAS 123(R). A portion of the increase in pro forma compensation expense in fiscal 2006, as shown above, is a result of the vesting acceleration.

      (o)     Concentration of Risk

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

      (p)     Operating Segments

              The Company operates in one line of business, the development, marketing, and distribution of a broad line of medical products for the physical therapy and aesthetics markets. As such, the Company has only one reportable operating segment as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

              The Company groups their sales into physical medicine products and aesthetic products. Physical medicine products consisted of 87% of net sales for both the years ended June 30, 2007 and 2006, respectively. Aesthetics products consisted of 7% of net sales for both years ended June 30, 2007 and 2006, respectively. Chargeable repairs, billable freight and other miscellaneous revenue account for the remaining 6% of total revenues in both years ended June 30, 2007 and 2006, respectively.

      (q)     Use of Estimates

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

      (r)     Fair Value Disclosure

              The carrying value of accounts receivable, accounts payable, accrued expenses, and line of credit approximates their estimated fair value due to the relative short maturity of these instruments. The carrying value of long-term debt approximates its estimated fair value due to recent issuance of the debt or the existence of interest rate reset provisions.

      (s)     Advertising Cost

              Advertising costs are expensed as incurred. Advertising expense for the years ended June 30, 2007 and 2006 was approximately $177,000 and $186,000, respectively.

(2)   Inventories

      Inventories consist of the following:

                                                        2007            2006
                                                    ------------    ------------
             Raw materials                          $  2,961,653      3,034,919
             Finished goods                            2,646,141      2,331,563
             Inventory reserve                          (293,810)      (383,492)
                                                    ------------    ------------
                                                    $  5,313,984      4,982,990
                                                    ============    ============

(3)   Property and Equipment

      Property and equipment consist of the following:

                                                        2007            2006
                                                    ------------    ------------
             Land                                   $   354,743         354,743
             Buildings                                3,603,380       3,590,088
             Machinery and equipment                  1,521,601       1,481,796
             Office equipment                         1,147,667       1,059,664
             Vehicles                                    95,124          94,290
                                                    ------------    ------------
                                                       6,722,515      6,580,581
             Less accumulated depreciation
               and amortization                        3,269,020      2,909,365
                                                    ------------    ------------
                                                    $  3,453,495      3,671,216
                                                    ============    ============

(4)   Product Warranty Reserve

      A reconciliation of the changes in the product warranty reserve consists of the following:

                                                        2007            2006
                                                    ------------    ------------
             Beginning product warranty reserve
               balance                              $   208,000         208,000
             Warranty repairs                          (270,124)       (280,085)
             Warranties issued                           256,027        138,975
             Changes in estimated warranty costs          14,097        141,110
                                                    ------------    ------------
                     Ending product warranty
                     reserve balance                $    208,000        208,000
                                                    ============    ============

(5)   Line of Credit

      The Company has a revolving line of credit facility with a commercial bank in the amount of $6 million. Borrowing limitations are based on 35% of eligible inventory and up to 80% of eligible accounts receivable. At June 30, 2007 and 2006, the outstanding balance was approximately $-0- and $577,000, respectively. The line of credit is collateralized by inventory and accounts receivable and bears interest at the bank's "prime rate," (8.75% and 8.25% at June 30, 2007 and 2006, respectively). This line is subject to bi-annual renewal and matures on December 15, 2008. Accrued interest is payable monthly.

      The Company's revolving line of credit agreement includes covenants requiring the Company to maintain certain financial ratios. As of June 30, 2007, the Company was in compliance with all loan covenants.

      The acquisition of Rajala Therapy Sales Associates, Inc on June 30, 2007, included a line of credit with a balance due of $250,000 as of June 30, 2007. The Rajala line of credit was subsequently paid off and canceled in July 2007.

(6)   Long-Term Debt

      Long-term debt consists of the following:

                                                        2007            2006
                                                    ------------    ------------

           9.11% promissory note secured by
           building, maturing June 2017,
           payable in  monthly installments
           beginning at $11,388                     $  1,500,000              -

           6.44% promissory note secured by
           trust deed on real property,
           maturing January 2021, payable
           in monthly installments of $13,278          1,440,070      1,504,394

           6.21% promissory note secured by a
           trust deed on real property, maturing
           November 2013, payable in decreasing
           installments currently at $7,373              442,803        498,159

           5.84% promissory note secured by a
           trust deed on real property, payable
           in monthly installments of $8,669
           through November 2008                         140,737        233,422

           8.87% promissory note secured by
           fixed assets, payable in monthly
           installments of $3,901 through
           May 2007                                           -          41,435

           Other notes payable                                -             518
                                                    ------------    ------------
                        Total long-term debt           3,523,610      2,277,928

           Less current installments                     271,979        254,518
                                                    ------------    ------------
                        Long-term debt, excluding
                        current installments        $  3,251,631      2,023,410
                                                    ============    ============

      The aggregate maturities of long-term debt for each of the years subsequent to 2007 are as follow: 2008, $271,979; 2009, $278,174; 2010,
      $255,109; 2011, $275,031; 2012, $291,050 and thereafter $2,152,267.

(7)   Leases

      The Company leases vehicles under noncancelable operating lease agreements. Rent expense for the years ended June 30, 2007 and 2006 was $28,736 and $29,765, respectively. Future minimum rental payments required under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of 2007 are as follows: 2008, $27,883; 2009, $15,800; 2010, $8,098 and 2011, $7,423.

(8)   Goodwill and Other Intangible Assets

      Goodwill. The cost of acquired companies in excess of the fair value of the net assets and purchased intangible assets at acquisition date is recorded as goodwill. As of June 30, 2002, the Company had net goodwill of $789,422 arising from the acquisition of Superior Orthopaedic Supplies, Inc. on May 1, 1996 and the exchange of Dynatronics Laser Corporation common stock for a minority interest in Dynatronics Marketing Corporation on June 30, 1983. On June 30, 2007 the Company recorded additional goodwill in the amount of $1,969,150 in conjunction with the acquisition of Rajala Therapy Sales Associates, Inc.

      Identifiable Intangibles. Identifiable intangibles assets, included in other assets, consists of the following:

                                                       As of           As of
                                                      June 30,        June 30,
                                                        2007            2006
                                                    ------------    ------------
       Trade name - 15 years                        $    118,000             -0-
       Domain name - 15 years                              1,200             -0-
       Non-compete covenant - 4 years                    114,000             -0-
       Customer relationships - 7 years                   89,000             -0-
       Backlog of orders - 3 months                        2,700             -0-
       Customer database - 7 years                         8,700             -0-
       License agreement - 10 years                       73,240          73,240
                                                    ------------    ------------
          Total identifiable intangibles                 406,840          73,240
       Accumulated amortization                           50,048          42,724
                                                    ------------    ------------
                  Net carrying amount               $    356,792          30,516
                                                    ============    ============

      Amortization expense associated with the license agreement was $7,324 for 2007 and 2006. Estimated amortization expense for the identifiable intangibles is expected to be as follows: 2008, $60,428; 2009, $57,728; 2010, $57,728; 2011, $51,623; 2012, $21,904 and thereafter $107,381.

(9)   Income Taxes

      Income tax expense (benefit) for the years ended June 30 consists of:

                                       Current      Deferred         Total
                                      --------------------------- -------------
      2007:
           U.S. federal              $   (134,760)    (32,576)      (167,336)
           State and local                (14,430)     (4,434)       (18,864)
                                      --------------------------- -------------
                                     $   (149,190)    (37,010)      (186,200)
                                      =========================== =============
      2006:
           U.S. federal              $     (3,724)     (1,556)        (5,280)
           State and local                 20,711        (241)        20,470
                                      --------------------------- -------------
                                     $     16,987      (1,797)        15,190
                                      =========================== =============

      Actual income tax expense differs from the "expected" tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to income before income taxes) as follows:

                                                        2007            2006
                                                    ------------    ------------
      Expected tax expense                          $    (92,223)        71,135
      State taxes, net of federal tax benefit            (12,450)        11,206
      Officers' life insurance                            (3,479)        (3,278)
      Extraterritorial income exclusion                      -0-         (7,662)
      Other, net                                         (78,048)       (56,211)
                                                    ------------    ------------
                                                    $   (186,200)        15,190
                                                    ============    ============

      Deferred income tax assets and liabilities related to the tax effects of temporary differences are as follows:

                                                        2007            2006
                                                    ------------    ------------
       Net deferred tax asset - current:
            Inventory capitalization for income
              tax purposes                          $     62,447         63,523
            Inventory reserve                            117,348        143,043
            Warranty reserve                              77,584         77,584
            Accrued product liability                     12,521         12,580
            Charitable contribution                        2,846            -0-
            Allowance for doubtful accounts              123,410         91,100
                                                    ------------    ------------
                 Total deferred tax asset - current $    396,156        387,830
                                                    ============    ============
       Net deferred tax asset (liability) -
         non-current:
            Deferred compensation                   $    156,835        144,817
            Property and equipment, principally
              due to differences in
            depreciation                                (488,896)      (373,052)
            R&D credit carryover                          40,752            -0-
            Non-compete and goodwill                       1,974          2,632
                                                    ------------    ------------
       Total deferred tax liability - non-current   $   (289,335)      (225,603)
                                                    ============    ============

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

(10)  Major Customers and Sales by Geographic Location

      During the fiscal years ended June 30, 2007 and 2006, sales to any single customer did not exceed 10% of total net sales.

      Sales in the United States and other countries were approximately 95 percent and 5 percent for both fiscal years ended June 30, 2007 and 2006, respectively.

(11)  Common Stock and Stock Equivalents

      On July 15, 2003, the Company approved an open-market share repurchase program for up to $500,000 of the Company's common stock. During the year ended June 30, 2007, the Company acquired and retired $244,682 of common stock. During the year ended June 30, 2006, the Company acquired and retired $59,449 of common stock.

      During the years ended June 30, 2007 and 2006, the Company granted 7,476 and 5,200 shares of restricted common stock to directors as compensation, respectively, 7,476 shares of which had not vested as of June 30, 2007.

      The Company maintains a 2005 equity incentive plan for the benefit of employees. Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other share-based awards may be granted under the Plan. Awards granted under the Plan may be performance-based. At June 30, 2007, 520,854 shares of common stock were authorized and reserved for issuance, but were not granted under the terms of the 2005 equity incentive plan.

      The Company granted options to acquire common stock under its 2005 equity incentive plan for fiscal 2007 and 2006. The options are granted at not less than 100% of the market price of the stock at the date of grant. Option terms are determined by the board of directors, and exercise dates may range from six months to ten years from the date of grant.

      The fair  value of each  option  grant is  estimated  on the date of grant
      using  the   Black-Scholes   option-pricing   model  with  the   following
      assumptions:

                                                        2007            2006
                                                    ------------    ------------
             Expected dividend yield                     0%              0%
             Expected stock price volatility           55-58%          70-88%
             Risk-free interest rate                4.50 - 5.03%    4.14 - 4.98%
             Expected life of options                  7 years      5 - 10 years

      The weighted average fair value of options granted during 2007 and 2006 was $.75 and $1.22, respectively.

      The following table summarizes the Company's stock option activity during the years ended June 30, 2007 and 2006:

                                        2007                         2006
                               -------------------------------------------------
                                              Weighted                Weighted
                                              average                  average
                                Number         exercise     Number    exercise
                               of shares        price     of shares     price
                               ----------- ------------------------  -----------
      Options outstanding at
        beginning of year       1,129,858  $       1.42   1,155,839  $    1.41
      Options granted              40,959          1.22     236,374       1.49
      Options exercised            (1,664)          1.02    (14,238)      1.11
      Options canceled or
        expired                  (120,961)          1.54   (248,117)      1.42
                               -----------               ----------
      Options outstanding
        at end of year          1,048,192          1.40   1,129,858       1.42
                               ===========               ==========
      Options exercisable
         at end of year         1,041,816          1.39   1,129,858       1.42
                               ===========               ==========
      Range of exercise
        prices at end
        of year               $0.66 - 3.00              $0.66 - 3.00

      At June 30, 2007 and 2006 the Company had 60,000 and 80,000 options respectively, outstanding that were not issued under the Company's stock option plan. The exercise price of the options ranges from $1.08 to $4.00. The options expire during fiscal 2008 through fiscal 2010.

      The aggregate intrinsic value on the date of exercise of options exercised during the years ended June 30, 2007 and 2006 was $383 and $7,478, respectively.

(12)  Employee Benefit Plan

      During 1991, the Company established a deferred savings plan which qualifies under Internal Revenue Code Section 401(k). The plan covers all employees of the Company who have at least six months of service and who are age 20 or older. For 2007 and 2006, the Company made matching contributions of 25% of the first $2,000 of each employee's contribution. The Company's contributions to the plan for 2007 and 2006 were $31,212 and $34,120, respectively. Company matching contributions for future years are at the discretion of the board of directors.

(13)  Salary Continuation Agreements

      As of June 30, 2007 the Company had salary continuation agreements with two key employees. The agreements provide a pre-retirement salary continuation income to the employee's designated beneficiary in the event that the employee dies before reaching age 65. This death benefit amount is the lesser of $75,000 per year or 50% of the employee's salary at the time of death, and continues until the employee would have reached age 65. The agreements also provide the employee with a 15-year supplemental retirement benefit if the employee remains in the employment of the Company until age 65. Estimated amounts to be paid under the agreements are being accrued over the period of the employees' active employment. As of 2007 and 2006, the Company has accrued $420,470 and $388,250, respectively, of deferred compensation under the terms of the agreements.

(14)  Acquisition and Non-Cash Disclosure

      On June 30, 2007, the Company completed the acquisition of a 100% interest in its largest independent distributor, Rajala Therapy Sales Associates of Pleasanton, California (Rajala). Over the past few years there has been significant consolidation within the physical medicine market which is changing the dynamics of the industry. In order to compete more effectively within the changing marketplace, the Company has implemented a strategy to create a direct channel of distribution through the acquisition of its independent distributors, the recruitment of direct sales representatives and the retention of strong independent dealers. The Rajala purchase was $2,695,002, paid through an acquisition cash obligation $1 million of cash and the issuance of 1.5 million shares of the Company's common stock.

      The acquisition value of Rajala Therapy Sales Associates was accounted for using the purchase method of accounting. Accordingly, the purchase price was assigned to the assets acquired and the liabilities assumed based on fair market values at the purchase date. The following table reflects the estimated fair values of the assets acquired and the liabilities assumed as of the acquisition date:

      Cash                                                         $     67,839

      Trade accounts receivable                                         900,322

      Inventories                                                       573,356

      Prepaid expenses                                                   42,629

      Property and equipment                                             19,766

      Intangible assets - weighted average 9 years                      333,600

      Goodwill                                                        1,876,734
                                                                   -------------
      Total assets acquired                                           3,814,246

      Line of credit                                                   (250,000)

      Accounts payable and accrued expenses                            (869,244)
                                                                   -------------
      Net assets acquired                                             2,695,002
                                                                   =============

      The acquisition resulted in a $7,757 current income tax benefit and a $100,173 deferred income tax liability, the net amount of which was recognized as a $92,416 increase to goodwill. The results of operations for 2007 and 2006 for Rajala are not included in the Company's Statement of Operations because the acquisition was made on June 30, 2007, the last day of the Company's fiscal year 2007.

      Unaudited pro forma results of operations for the years ended June 30, 2007 and 2006, as though Rajala had been acquired as of July 1, 2005, are as follows:

                                                        2007            2006
                                                    ------------    ------------
      Net sales                                     $ 24,036,702     24,844,582
      Net income (loss)                                  (55,006)       211,839
      Basic and diluted net income (loss) per
       common share                                         (.01)           .02

(15)  Subsequent Events

      On July 2, 2007 the Company acquired five additional key independent distributors including Responsive Providers, Inc. of Houston, Texas, Therapy and Health Care Products, Inc. of Youngstown, Ohio, Cyman Therapy,

      Inc. of Detroit, Michigan, Al Rice and Associates, Inc. of Jeffersonville, Indiana and Theratech Inc. of Minneapolis, Minnesota. The total consideration paid for the five separately-negotiated acquisitions was approximately $5.7 million comprised of approximately $2.3 million in cash and 3.1 million shares of common stock. As a result of these acquisitions there will be an increase in intangible assets, goodwill and deferred tax assets and liabilities, the dollar amounts of which are undeterminable as of this report. The Company has also begun hiring direct sales representatives in key locations.

(16)  Recent Accounting Pronouncements

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

Item 8. Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure
        ---------------------

         None.

Item 8A. Controls and Procedures
         -----------------------

         Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Report. Based upon that evaluation, our management have concluded that our disclosure controls and procedures are effective to reasonably ensure that information we are required to disclose in reports filed by the Company under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There have been no significant changes in internal controls over financial reporting during the fourth quarter or fiscal year 2007, or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 8B.  Other Information

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
        ------------------------------------------------------------------------
With Section 16(a) of the  Exchange Act
---------------------------------------

         The Company hereby incorporates by reference into and makes a part of this report the information and disclosure set forth under the headings "Executive Officers and Directors," "Compliance with Section 16(a) of the Securities Exchange Act of 1934," "Committees and Meetings of the Board of Directors," "Audit Committee Financial Expert" and "Code of Ethics" contained in the Company's definitive proxy statement for its 2007 Annual Meeting of Shareholders, to be sent to shareholders of the Company subsequent to the filing of this report on Form 10-KSB.

Item 10.  Executive Compensation
          ----------------------

         The Company hereby incorporates by reference into and makes a part of this report the information and disclosure set forth under the heading "Executive Compensation and other Matters" and "Director Compensation" contained in the Company's definitive proxy statement for its 2007 Annual Meeting of Shareholders, to be sent to shareholders of the Company subsequent to the filing of this report on Form 10-KSB.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and
          ------------------------------------------------------------------
Related Stockholder Matters
---------------------------

         The Company hereby incorporates by reference into and makes a part of this report the information and disclosure set forth under the heading "Voting Securities and Principal Shareholders" and "Equity Compensation Plan Information" contained in the Company's definitive proxy statement for its 2007 Annual Meeting of Shareholders, to be sent to shareholders of the Company subsequent to the filing of this report on Form 10-KSB.

Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

         During the two years ended June 30, 2007, the Company was not a party to any transaction in which any director, executive officer or shareholder holding more than 5% of the Company's issued and outstanding common stock had a direct or indirect material interest.

Item 13. Exhibits
         --------

       (a)   Exhibits and documents required by Item 601 of Regulation S-B:

         1.   Financial Statements (included in Part II, Item 7):

              Report of Independent Registered Public Accounting Firm........F-1

              Consolidated Balance Sheets at June 30, 2007 and 2006..........F-2

              Consolidated Statements of Operations for years ended
              June 30, 2007 and 2006.........................................F-3

              Consolidated Statements of Stockholders'
              Equity for years ended June 30, 2007
              and 2006.......................................................F-4

              Consolidated Statements of Cash Flows for
              years ended June 30, 2007 and 2006 ............................F-5

              Notes to Consolidated Financial Statements.....................F-6


       Exhibits:
       --------

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

         4.2 Amended and Restated 1992 Stock Option Plan, effective November 28, 1996 (previously filed)

         10.1 Employment Agreement with Kelvyn H. Cullimore, Jr.(filed herewith)

         10.2 Employment Agreement with Larry K. Beardall (filed herewith)

         10.3        Loan Agreements with Zion Bank (filed herewith)

         10.4 Settlement Agreement dated March 29, 2000 with Kelvyn Cullimore, Sr. (previously filed)

         10.7 Dynatronics Corporation 2005 Equity Incentive Award Plan (previously filed as Annex A to the Company's Definitive Proxy Statement on Schedule 14A filed on October 27, 2005)

         10.8 Form of Option Agreement for the 2005 Equity Incentive Award Plan for incentive stock options (filed as Exhibit to June 30, 2006 Annual Report on Form 10-KSB)

         10.9 Form of Option Agreement for the 2005 Equity Incentive Award Plan for non-qualified options (filed as Exhibit to June 30, 2006 Annual Report on Form 10-KSB)

         23.1        Consent of Tanner LC (filed herewith)

         31 Certification under Rule 13a-14(a)/15d-14(a) of principal executive officer and principal financial officer (filed herewith)

         32 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SECTION 1350) (filed herewith)


Item 14.  Principal Accountant Fees and Services
          --------------------------------------

         The Company hereby incorporates by reference into and makes a part of this report the information and disclosure set forth under the heading "Auditor Fees" contained in the Company's definitive proxy statement for its 2007 Annual Meeting of Shareholders, to be sent to shareholders of the Company subsequent to the filing of this report on Form 10-KSB.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DYNATRONICS CORPORATION


                                       By   /s/ Kelvyn H. Cullimore, Jr.
                                          --------------------------------------
                                           Kelvyn H. Cullimore, Jr.
                                           Chief Executive Officer and President

Date:  September 28, 2007

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Kelvyn H. Cullimore, Jr.   Chairman, President,           September 28, 2007
-------------------------------CEO (Principal
Kelvyn H. Cullimore, Jr.       Executive Officer)


/s/ Terry M. Atkinson          Chief Financial                September 28, 2007
-------------------------------Officer (Principal
Terry M. Atkinson, CPA         Financial Officer
                               and Principal
                               Accounting Officer)

/s/ Larry K. Beardall          Director, Executive            September 28, 2007
-------------------------------Vice President
Larry K. Beardall


/s/ Kelvyn H. Cullimore        Vice Chairman                  September 28, 2007
-------------------------------
Kelvyn H. Cullimore


                               Director                       September 28, 2007
-------------------------------
E. Keith Hansen, M.D.


 /s/ Howard L. Edwards         Director                       September 28, 2007
-------------------------------
Howard L. Edwards


 /s/ Val J. Christensen        Director                       September 28, 2007
-------------------------------
Val J. Christensen


 /s/ Joseph H. Barton          Director                       September 28, 2007
-------------------------------
Joseph H. Barton

--------------------------------------------------------------------------------