Form 10KSB/A
period 2007-06-30
DYNATRONICS CORP
filed 2007-10-02
CIK 720875

================================================================================




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A



(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2007.

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934  For the transition period from ___________ to ___________.

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

         As of September 17, 2005, there were 13.7 million shares of the issuer's common stock outstanding.

                       Documents Incorporated by Reference

         The issuer hereby incorporates information required by Part III (Items 9, 10, 11 and 14) of this report by reference to the issuer's definitive proxy statement to be filed pursuant to Regulation 14A and provided to shareholders subsequent to the filing of this report.

Transitional Small Business Disclosure Format (Check one):  Yes        No  X
                                                                -----    -------

                                TABLE OF CONTENTS

                                     PART I

Item 1.       Description of Business........................................1
Item 2.       Description of Property........................................7
Item 3.       Legal Proceedings..............................................8
Item 4.       Submission of Matters to a Vote of Security Holders............8

                                     PART II

Item 5.       Market for Common Equity, Related Stockholder Matters
              and Small Business Issuer Purchases of Equity Securities.......8
Item 6.       Management's Discussion and Analysis or Plan of Operation......9
Item 7.       Financial Statements.........................................F-1
Item 8.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure...........................17
Item 8A.      Controls and Procedures.......................................17
Item 8B.      Other Information.............................................17

                                    PART III

Item 9.       Directors and Executive Officers of the Registrant............17
Item 10.      Executive Compensation........................................17
Item 11.      Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters....................17
Item 12.      Certain Relationships and Related Transactions................17
Item 13.      Exhibits......................................................17
Item 14.      Principal Accountant Fees and Services........................19
Signatures    ..............................................................20
Certifications  ............................................................21

Unless the context otherwise requires, all references in this report to "we," "us," "our," "Dynatronics" or the "Company" include Dynatronics Corporation, a Utah corporation.

                                Explanatory Note

This amendment is filed solely for the purpose of filing the opinion of the Company's auditor accompanying the Company's consolidated audited financial statements forming a part of the report, which was inadvertently omitted from the original filing on September 28, 2007.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors of
Dynatronics Corporation

We have audited the consolidated balance sheets of Dynatronics Corporation and subsidiary as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynatronics Corporation and subsidiary as of June 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Tanner LC

Salt Lake City, Utah
September 28, 2007

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           DYNATRONICS CORPORATION


                                           By  /s/ Kelvyn H. Cullimore, Jr.
                                           ---------------------------------
                                           Kelvyn H. Cullimore, Jr.
                                           Chief Executive Officer and President

Date:  October 1, 2007













--------------------------------------------------------------------------------