Form 10QSB
period 2007-09-30
DYNATRONICS CORP
filed 2007-11-19
CIK 720875

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2007.

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

The number of shares outstanding of the issuer's common stock, no par value, as of November 12, 2007 is approximately 13.7 million.

Transitional Small Business Disclosure Format (Check one): Yes __ No  X
                                                                     ------

                             DYNATRONICS CORPORATION
                                   FORM 10-QSB
                               SEPTEMBER 30, 2007
                                TABLE OF CONTENTS



                                                                     Page Number
                                                                     -----------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements..................................................1

Condensed Consolidated Balance Sheets
September 30, 2007 and June 30, 2007 .........................................1

Condensed Consolidated Statements of Operations
Three Months Ended September 30, 2007 and 2006................................2

Condensed Consolidated  Statements of Cash Flows
Three Months Ended September 30, 2007 and 2006................................3

Notes to Condensed Consolidated  Financial Statements.........................4

Item 2. Management's Discussion and Analysis or
Plan of Operation.............................................................9

Item 3. Controls and Procedures..............................................16

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and
Use of Proceeds..............................................................17

Item 6.  Exhibits............................................................17

                        DYNATRONICS CORPORATION
                 Condensed Consolidated Balance Sheets
                              (Unaudited)


                                     Assets


                                                  September 30,      June 30,
                                                      2007             2007
                                                  -------------  ---------------

Current assets:
   Cash                                           $     289,016       1,301,105
   Trade accounts receivable, less
     allowance for doubtful accounts
     of $303,272 at September 30, 2007
     and $330,857 at June 30, 2007                    6,041,592       3,757,484
   Other receivables                                    312,849         282,741
   Inventories, net                                   6,663,020       5,313,984
   Prepaid expenses                                     570,276         507,755
   Prepaid income taxes                                  93,249          92,702
   Deferred tax asset - current                         415,808         396,156
                                                  -------------  ---------------
          Total current assets                       14,385,810      11,651,927

Property and equipment, net                           3,632,465       3,453,495
Goodwill, net                                         6,340,211       2,758,572
Intangible asset, net                                   698,164         356,792
Other assets                                            353,040         346,830
                                                  -------------  ---------------
                                                     25,409,690      18,567,616
                                                  =============  ===============

                      Liabilities and Stockholders' Equity

Current liabilities:
   Current installments of long-term debt               315,725         271,979
   Line of credit                                     3,803,984         250,000
   Warranty reserve                                     208,000         208,000
   Accounts payable                                   1,808,830       1,241,030
   Accrued expenses                                     557,886         287,773
   Accrued payroll and benefit expenses                 339,116         276,754
   Acquisition cash obligations                         618,500       1,000,000
                                                  -------------  ---------------
          Total current liabilities                   7,652,041       3,535,536

Long-term debt, excluding current
  installments                                        3,241,529       3,251,631
Deferred compensation                                   428,525         420,470
Deferred tax liability - noncurrent                      82,385         289,335
                                                  -------------  ---------------
          Total liabilities                          11,404,480       7,496,972
                                                  -------------  ---------------
Commitments and contingencies

Stockholders' equity:
   Common stock, no par value.  Authorized
     50,000,000 shares; issued 13,672,495
     shares at September 30, 2007 and
     10,308,522 shares at June 30, 2007               7,873,916       4,227,147
   Retained earnings                                  6,131,294       6,843,497
                                                  -------------  ---------------

          Total stockholders' equity                 14,005,210      11,070,644
                                                  -------------  ---------------
                                                  $  25,409,690      18,567,616
                                                  =============  ===============

See accompanying notes to condensed consolidated financial statements.

                             DYNATRONICS CORPORATION
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                         Three Months Ended
                                                            September 30
                                                       2007            2006
                                                  -------------  ---------------

Net sales                                         $   7,891,430       4,139,057
Cost of sales                                         4,959,118       2,646,900
                                                  -------------  ---------------
          Gross profit                                2,932,312       1,492,157

Selling, general, and administrative expenses         3,575,495       1,261,145
Research and development expenses                       338,893         478,084
                                                  -------------  ---------------
          Operating loss                               (982,076)       (247,072)
                                                  -------------  ---------------


Other income (expense):
   Interest income                                        4,915           6,683
   Interest expense                                    (135,246)        (47,510)
   Other income, net                                      3,164           3,332
                                                  -------------  ---------------
          Total other income (expense)                 (127,167)        (37,495)
                                                  -------------  ---------------

          Loss before income taxes                   (1,109,243)       (284,567)

Income tax expense (benefit)                           (397,040)       (109,559)
                                                  -------------  ---------------

          Net loss                                $    (712,203)       (175,008)
                                                  =============  ===============

          Basic and diluted net loss per
           common share                           $       (0.05)          (0.02)
                                                  =============  ===============

Weighted average basic and diluted common
  shares outstanding                                 13,607,666       8,976,744





See accompanying notes to condensed consolidated financial statements.

                             DYNATRONICS CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                        Three Months Ended
                                                           September 30
                                                       2007           2006
                                                  -------------  ---------------
Cash flows from operating activities:
   Net loss                                       $    (712,203)       (175,008)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization of
         property and equipment                          84,927          89,750
       Amortization of intangible assets                 25,028           1,831
       Stock based compensation expense                 256,991           2,093
       Provision for doubtful accounts                  129,900          12,000
       Provision for inventory obsolescence              42,000          48,000
       Provision for warranty reserve                    60,888          70,133
       Provision for deferred compensation                8,055           8,055
       Change in operating assets and
         liabilities:
           Receivables                               (1,047,970)        111,851
           Inventories                                 (138,513)       (207,835)
           Prepaid expenses and other assets            (63,949)        (81,327)
           Deferred tax asset, net                     (401,790)              -
           Accounts payable and accrued
             expenses                                  (547,121)       (118,471)
           Prepaid income taxes                            (547)       (109,559)
                                                  -------------  ---------------

               Net cash used in operating
               activities                            (2,304,304)       (348,487)
                                                  -------------  ---------------

Cash flows from investing activities:
   Capital expenditures                                 (60,999)        (40,419)
   Business acquisitions                             (1,135,692)              -
                                                  -------------  ---------------

               Net cash used in investing
               activities                            (1,196,691)        (40,419)
                                                  -------------  ---------------

Cash flows from financing activities:
   Principal payments on long-term debt                 (56,490)        (63,405)
   Net change in line of credit                       2,553,984         295,533
   Proceeds from issuance of common stock                29,327          21,600
   Redemption of common stock                           (37,915)        (41,000)
                                                  -------------  ---------------

               Net cash provided by financing
               activities                             2,488,906         212,728
                                                  -------------  ---------------

               Net change in cash                    (1,012,089)       (176,178)

Cash at beginning of period                           1,301,105         423,184
                                                  -------------  ---------------

Cash at end of period                             $     289,016         247,006
                                                  =============  ===============

Supplemental disclosures of cash flow
 information:
   Cash paid for interest                         $     115,622          48,018
   Cash paid for income taxes                             1,000               -
Supplemental disclosure of non-cash investing
     and financing activities:
   Stock based compensation see note 3 for
       details
   Business acquisition disclosure see note 9
       for details
   Capital expenditures financied by long
       term debt                                         90,134               -
   Acquisition cash obligation financied by
       line of credit                                 1,000,000               -



See accompanying notes to condensed consolidated financial statements.

                             DYNATRONICS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)



NOTE 1.  PRESENTATION

The condensed consolidated balance sheet as of September 30, 2007 and condensed consolidated statements of operations and cash flows for the three months ended September 30, 2007 and 2006 were prepared by Dynatronics Corporation without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements for the two years ended June 30, 2007 and 2006. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10-KSB filing.

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

In calculating net income (loss) per common share, the net income (loss) was the same for both the basic and diluted calculation for the three months ended September 30, 2007 and 2006. A reconciliation between the basic and diluted weighted-average number of common shares for the three months ended September 30, 2007 and 2006 is summarized as follows:

                                                            (Unaudited)
                                                        Three Months Ended
                                                           September 30,
                                                       2007            2006
                                                  -------------  ---------------

Basic weighted average number of common shares
outstanding during the period                        13,607,666       8,976,744

Weighted average number of dilutive common stock
options outstanding during the period                      -0-             -0-
                                                  -------------  ---------------

Diluted weighted average number of common and
common equivalent shares outstanding during the
period                                               13,607,666       8,976,744
                                                  =============  ===============

NOTE 3. STOCK BASED COMPENSATION

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

Using the modified prospective method, compensation cost recognized in the three months ended September 30, 2006, includes amounts of compensation cost of all stock based payments that vested during the period (based on grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the proforma footnote disclosures). In accordance with the modified prospective method, results for prior periods have not been restated.

The following table summarizes the effect during the three months ended September 30, 2007 and 2006 of adopting SFAS No. 123(R) as of July 1, 2006 for the options granted:

                                                  September 30,   September 30,
                                                      2007             2006
                                                  -------------  ---------------

Selling, general, and administrative expenses     $         494              93
                                                  -------------  ---------------
     Total stock option compensation
     expense recognized                                     494              93
Related deferred income tax expense                         -0-             -0-
                                                  -------------  ---------------

Increase in net loss                              $         494              93
                                                  =============  ===============
Impact on basic and diluted net income (loss)
  per common share                                $         -0-             -0-
                                                  =============  ===============

During the quarter the Company granted 220,000 shares of stock to employees that fully vested during the quarter resulting in a non-recurring compensation expense of $238,950, an additional 80,000 shares were issued with a four year vesting which resulted in an additional $11,250 in compensation expense for the quarter.

NOTE 4.  COMPREHENSIVE INCOME

For the periods ended September 30, 2007 and 2006, comprehensive income was equal to the net income as presented in the accompanying condensed consolidated statements of operations.

NOTE 5.  INVENTORIES

Inventories consisted of the following:

                                                  September 30,     June 30,
                                                       2007           2007

Raw material                                      $   3,419,887       2,961,653
Finished goods                                        3,519,698       2,646,141
Inventory reserve
                                                       (276,565)       (293,810)
                                                  -------------  ---------------

                                                  $   6,663,020       5,313,984
                                                  =============  ===============

NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment were as follows:

                                                  September 30,      June 30,
                                                        2007           2007

Land                                              $     354,743         354,743
Buildings                                             3,613,264       3,603,380
Machinery and equipment                               1,622,879       1,521,601
Office equipment                                      1,227,216       1,147,667
Vehicles                                                168,310          95,124
                                                  -------------  ---------------
                                                      6,986,412       6,722,515

Less accumulated depreciation
   and amortization                                   3,353,947       3,269,020
                                                  -------------  ---------------

                                                  $   3,632,465       3,453,495
                                                  =============  ===============

NOTE 7.  PRODUCT WARRANTY RESERVE

The Company adopted the provisions of FASB Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as of December 31, 2002. The Company accrues the estimated costs to be incurred in connection with its product warranty programs as products are sold based on historical warranty rates. The product warranty reserve is included in accrued expenses at September 30, 2007 and 2006. A reconciliation of the changes in the warranty liability is as follows:

                                      Three months ended   Three months ended
                                      September 30, 2007   September 30, 2006
                                      -------------------  ------------------

Beginning product warranty
  reserve balance                      $      208,000                208,000
Warranty repairs                             (60,888)               (70,133)
Warranties issued                            119,507                 59,410
Changes in estimated
  warranty costs                             (58,619)                10,723
                                      -------------------  ------------------
Ending product warranty
  liability balance                   $      208,000                208,000
                                      ===================  ==================

NOTE 8. COMMON STOCK.

The Company received proceeds of $29,326 during the three months ended September 30, 2007 for 29,889 shares of common stock that were issued upon the exercise of options for services.

NOTE 9. ACQUISITION AND NON-CASH DISCLOSURE

On July 2, 2007, the Company completed the acquisition of a 100% interest in five of its key independent distributors, Responsive Providers, Inc. of Houston, Texas, Therapy and Health Care Products, Inc. of Youngstown, Ohio, Cyman Therapy, Inc. of Detroit, Michigan, Al Rice and Associates, Inc. of Jeffersonville, Indiana and Theratech Inc. of Minneapolis, Minnesota. The total consideration paid for the five separately-negotiated acquisitions was approximately $5.6 million comprised of approximately $2.3 million in cash and 3,061,591 shares of common stock. As of September 30, 2007 there remains a cash obligation of $618,500.

The acquisition value of the five dealers acquired was accounted for using the purchase method of accounting. Accordingly, the purchase price was assigned to the assets acquired and the liabilities assumed based on fair values at the purchase date. The following table reflects the unaudited estimated fair values of the assets acquired and the liabilities assumed as of the acquisition date:

       Cash                                                   $        651,828
       Trade accounts receivable                                     1,188,583
       Inventories                                                   1,252,523
       Prepaid expenses                                                  4,782
       Property and equipment, net                                     112,764
       Cash surrender value of life insurance                          207,563
       Intangible assets - weighted average 9 years                    366,400
       Goodwill                                                      3,251,910
       Total assets acquired                                         7,036,354
       Accounts payable and accrued expenses                        (1,390,199)
       Net assets acquired                                           5,646,155

The acquisition resulted in a $145,462 deferred income tax liability and an increase to goodwill of $145,462.

Unaudited pro forma results of operations for the three months ended September 30, 2007 and 2006, as though the five dealers had been acquired as of July 1, 2006, are as follows:

                                                  September 30,   September 30,
                                                       2007           2006
                                                  -------------  ---------------
      Net sales                                   $   7,891,430       6,299,539
      Net loss                                         (712,203)       (140,525)
      Basic and diluted net income
       (loss) per common share                             (.05)            .02

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. The cost of acquired companies in excess of the fair value of the net assets and purchased intangible assets at acquisition date is recorded as goodwill. As of June 30, 2007, the Company had net goodwill of $2,758,572 arising from the acquisition of Superior Orthopaedic Supplies, Inc. on May 1, 1996, the exchange of Dynatronics Laser Corporation common stock for a minority interest in Dynatronics Marketing Corporation on June 30, 1983 and the acquisition of Rajala Therapy Sales Associates, Inc. on June 30, 2007. During the three months ended September 30, 2007 the Company recorded additional goodwill in the amount of $3,581,639 in conjunction with the acquisition of Responsive Providers, Inc., Therapy and Health Care Products, Inc., Cyman Therapy, Inc., Al Rice and Associates, Inc. and Theratech Inc.

Identifiable Intangibles. Identifiable intangibles assets, included in other assets, consists of the following:

                                                      As of           As of
                                                  September 30,      June 30,
                                                      2007            2007
                                                  -------------  ---------------
       Trade name -  15 years                     $     339,400         118,000
       Domain name -  15 years                            5,400           1,200
       Non-compete covenant - 4 years                   149,400         114,000
       Customer relationships -  7-15 years             120,000          89,000
       Trademark licensing agreement -  20 years         45,000             -0-
       Backlog of orders -  3 months                      2,700           2,700
       Customer database -  7 years                      38,100           8,700
       License agreement -  10 years                     73,240          73,240
                                                  -------------  ---------------
          Total identifiable intangibles                773,240         406,840
       Accumulated amortization                          75,077          50,048
                                                  -------------  ---------------
                  Net carrying amount             $     698,164         356,792
                                                  =============  ===============

NOTE 11. RECENT ACCOUNTING PRONOUNCEMENTS

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted the revised standard during the quarter ended September 30, 2007. The adoption of this standard had no material impact on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, this statement simplifies and codifies fair value related guidance previously issued within United States of America generally accepted accounting principles. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 for financial assets and November 15, 2008 for non-financial assets, and interim periods within those fiscal years. The Company is currently reviewing SFAS 157 and has not yet determined the impact that the adoption of SFAS 157 will have on its results of operations or financial condition.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements (unaudited) and Notes thereto appearing elsewhere in this report on Form 10-QSB.

Results of Operations
---------------------

The Company's fiscal year ends on June 30th. This report covers the first quarter ended September 30, 2007, for the Company's fiscal year ending June 30, 2008.

Net Sales

During the quarter ended September 30, 2007, the Company's sales increased 91% to $7,891,430, compared to $4,139,057 in the quarter ended September 30, 2006. The increase in sales reflects the acquisition of six of the Company's top distributors of physical medicine products. On June 30, 2007, we acquired our largest independent distributor, Rajala Therapy Sales Associates of Pleasanton, California. On July 2, 2007, Dynatronics acquired five additional independent distributors: Responsive Providers, Inc. of Houston, Texas; Therapy and Health Care Products, Inc. of Girard, Ohio; Cyman Therapy, Inc. of Detroit, Michigan; Al Rice and Associates, Inc. of Jeffersonville, Indiana; and Theratech, Inc. of Minneapolis, Minnesota. The vertical integration of these distributors is a key strategic step toward strengthening our distribution channels. We believe that these acquisitions, as they are fully assimilated into our business operations, will provide Dynatronics with more effective direct distribution of our products and result in better margins on each product sold at the retail level compared to the wholesale level. Subsequent to these acquisitions, we have added six new direct sales persons in other territories including Southern California, Louisiana, Kansas, Oklahoma, and Wisconsin, expanding our direct sales channels to now cover 23 states.

The dealers acquired at the beginning of the quarter ended September 30, 2007, sold products from many manufacturers, including Dynatronics. As a result of the transactions described above, the mix between sales of manufactured and distributed products during the quarter covered by this report shifted toward distributed products with 42% of sales attributed to sales of distributed products and the remaining 58% being manufactured products. We anticipate the mix between manufactured and distributed products in future periods will be similar to the mix experienced during the first quarter of fiscal year 2008.

Sales of the Company's aesthetic products increased 81% during the quarter ended September 30, 2007 compared to the prior year period. The Company is experiencing a renewed emphasis in sales of its Synergie brand of aesthetic products and plans to expand and update this product line during fiscal year 2008.

Gross Profit

During the quarter ended September 30, 2007, total gross profit increased 97% to $2,932,312, or 37.2% of net sales, compared to $1,492,157, or 36.1% of net sales, in the quarter ended September 30, 2006. The increase in gross profit was primarily a result of the increased sales from the recent acquisitions. For the quarter ended September 30, 2007, gross profit as a percent of sales improved one percentage point to 37.2% due to the higher margins associated with selling at the retail level compared to the wholesale level, as well as the increase in sales of high-margin aesthetic products.

Non-recurring items affecting gross profit for the quarter ended September 30, 2007 totaled approximately $330,000 and were related to inventories of Dynatronics manufactured products acquired from the six independent dealers which had a higher cost basis because they were based on the dealer's cost of acquiring those products from us. After the higher cost basis inventory is sold over the course of the next quarter, gross profit is expected to improve.

Additionally, it should be noted that sales of distributed items typically carry lower margins than those that are manufactured. A change in the mix of product sales toward a greater percentage of distributed products reduces gross profit margins as a percent of sales.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the quarter ended September 30, 2007 increased $2,314,350 to $3,575,495, or 45.3% of net sales, compared  to  $1,261,145,  or  30.5%  of net  sales in the  prior  year  period.
Substantially all of the increase in SG&A expenses is related to the recent acquisitions and includes the following:

         o $1,116,200 in higher selling expenses related to commissions to the new direct sales force

         o $621,500 in higher general and administrative expenses associated with the acquired companies

         o $569,800 in higher labor and operating costs to support the higher sales volume

         o    $7,000 of other miscellaneous items

Non-recurring expense items along with other costs related primarily to the assimilation of the Company's six acquisitions totaled approximately $750,000 during the quarter ended September 30, 2007 and are itemized as follows:

         o    Stock Grant expenses $250,000

         o    Reserve adjustments for bad debt $118,000

         o    Personnel related costs* $306,000

         o    Other assimilation expenses $ 76,000

* Personnel related costs related to the assimilation of the Company's six acquisitions include overtime costs, severance costs, one-time bonuses, and other personnel costs.

Research and Development

R&D expenses during the quarter ended September 30, 2007 decreased to $338,893, compared to $478,084 in the prior year period. R&D expenses represented approximately 4.3% and 11.6% of the net sales of the Company in the quarters ended September 30, 2007 and 2006, respectively. R&D expenditures as a percentage of sales were lower due to the 91% increase in sales during the quarter. R&D costs are expensed as incurred. Development of the new X-Series products resulted in higher R&D expenses in the 2006 period. With the development effort for the new X-Series products now completed, R&D expenses for the first quarter decreased to standard levels experienced in prior years. Dynatronics intends to continue its commitment to developing innovative products for the physical medicine market in fiscal year 2008 and beyond in order to position the Company for growth.

Pre-tax Loss

Pre-tax loss for the quarter ended September 30, 2007 was $1,109,243 compared to a pre-tax loss of $284,567 in the quarter ended September 30, 2006. Non-recurring items along with costs related primarily to the Company's six acquisitions totaled approximately $1.1 million during the current period and was a significant factor in the increase in pre-tax loss in the quarter ended September 30, 2007 compared to the prior year period. Absent these non-recurring and acquisition related expenses, we believe we achieved a virtual operational break-even during the quarter compared to the reported loss in the same quarter last year.

Income Tax Benefit

Income tax benefit for the quarter ended September 30, 2007 was $397,040 compared to income tax benefit of $109,559 in the quarter ended September 30, 2006. The effective tax rate for the quarter ended September 30, 2007 was 35.8% compared to 38.5% for the prior year period. The lower tax rate for this quarter reflects the assumption of certain anticipated tax benefits that will be earned during the year.

Net Loss

Net loss for the quarter ended September 30, 2007 was $712,203 ($.05 per share), compared to net loss of $175,008 ($.02 per share) in the quarter ended September 30, 2006. As previously explained, non-recurring items along with costs related primarily to the Company's six acquisitions totaled approximately $1.1 million during the current period and contributed to the increase in net loss in the quarter ended September 30, 2007 compared to the prior year period.

Liquidity and Capital Resources
-------------------------------

The Company has financed its operations through available cash reserves and available borrowings under its line of credit. The Company had working capital of $6,733,769 at September 30, 2007, inclusive of the current portion of long-term obligations and credit facilities, as compared to working capital of $8,116,391 at June 30, 2007. The $1.4 million decrease in working capital is a direct result of an increase in the line of credit required to pay the consideration associated with the recent acquisitions. Current assets during the quarter ended September 30, 2007 increased $2.7 million while current liabilities increased $4.1 million. The assumption of the dealers' assets and liabilities increased our net assets by $2.1 million, but it also increased liabilities by $1.4 million.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, increased $2,284,108 to $6,041,592 at September 30, 2007 compared to $3,757,484 at June
30, 2007. The majority of this increase in trade accounts receivable was a result of the recent acquisitions concluded during the quarter.

Trade accounts receivable represent amounts due from the Company's dealer network, from medical practitioners and clinics. We estimate that the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers. Accounts receivable are generally collected within 30 days of the agreed terms. However, as a result of the recent acquisitions, the character of the accounts receivable and collection patterns are anticipated to change and will be carefully monitored over the coming year to ensure the allowances are adequate.

Inventories

Inventories, net of reserves, at September 30, 2007 increased $1,349,036 to $6,663,020 compared to $5,313,984 at June 30, 2007. This increase is primarily a result of the inventories acquired in connection with the recent acquisitions. Inventories are expected to generally remain at current levels during fiscal year 2008 as we consolidate the inventories of the companies acquired into central warehouses. However, should the Company make additional acquisitions during fiscal year 2008, inventory levels would likely increase.

Goodwill

Goodwill at September 30, 2007 increased to $6,340,211 compared to $2,758,572 at June 30, 2007, due to the acquisition of the distributors on July 2, 2007.

Beginning July 1, 2002, the Company adopted the provisions of SFAS No. 142 Goodwill and other Intangible Assets. In compliance with SFAS No. 142, management utilized standard principles of financial analysis and valuation including: transaction value, market value and income value methods to arrive at a reasonable estimate of the fair value of the Company in comparison to its book value. The Company has determined it has one reporting unit. As of July 1, 2002 and June 30, 2007, the fair value of the Company exceeded the book value of the Company. Therefore, there was no indication of impairment upon adoption of SFAS No. 142 or at June 30, 2007. Management is primarily responsible for the SFAS No. 142 valuation determination and performed the annual impairment assessment during the Company's fourth quarter.

Accounts Payable

Accounts payable increased $567,800 to $1,808,830 at September 30, 2007 compared to $1,241,030 at June 30, 2007, primarily as a result of the recent acquisitions. All accounts payable are within term. We continue to take advantage of available early payment discounts when offered.

Accrued Expenses and Acquisition Cash Obligation

Accrued expenses increased $270,113 to $557,886 at September 30, 2007 compared to $287,773 at June 30, 2007. Acquisition cash obligations decreased $381,500 to $618,500 at September 30, 2007 compared to $1,000,000 at June 30, 2007. This obligation reflects certain cash amounts that were placed into escrow in conjunction with the acquisitions made on June 30, 2007 and July 2, 2007.

Accrued Payroll & Benefit Expenses

Accrued payroll & benefit expenses remained relatively constant at $339,116 at September 30, 2007 compared to $276,754 at June 30, 2007.

Cash

The Company's cash position decreased to $289,016 compared to $1,301,105 at June 30, 2007 as a result of payments related to the acquisitions made on June 30, 2007 and July 2, 2007. The Company had deposited the financing proceeds in anticipation of the acquisitions, which temporarily increased cash balances at June 30, 2007. The Company believes that its current cash balances, amounts available under its line of credit and cash provided by operations will be sufficient to cover its operating needs in the ordinary course of business for the next twelve months. If we experience an adverse operating environment or unusual capital expenditure requirements, additional financing may be required. However, no assurance can be given that additional financing, if required, would be available on favorable terms.

Line of Credit

In June 2007, the Company increased its revolving line of credit with a commercial bank to $6,000,000 in anticipation of making acquisitions. At September 30, 2007, the Company owed $3,803,984 compared to $250,000 at June 30, 2007. The Company used approximately $3.3 million under the line of credit to finance the recent acquisitions. Interest on the line of credit is based on the bank's prime rate, which at September 30, 2007, equaled 8.25%. The line of credit is collateralized by accounts receivable and inventories of the Company. Borrowing limitations are based on 35% of eligible inventory and up to 80% of eligible accounts receivable. Interest payments on the line are due monthly. The line of credit is renewable biennially on December 15th and includes covenants requiring the Company to maintain certain financial ratios. As of September 30, 2007, the Company was in compliance with all loan covenants or had received waivers due to acquisition activity unrelated to operating expenses.

The current ratio was 1.9 to 1 at September 30, 2007 compared to 3.3 to 1 at June 30, 2007. Current assets represented 57% of total assets at September 30, 2007 compared to 63% at June 30, 2007.

Debt

Long-term debt excluding current installments totaled $3,241,529 at September 30, 2007 compared to $3,251,631 at June 30, 2007. In June 2007, we obtained $1.5 million of long-term mortgage financing used to finance our acquisitions in June and July 2007. The funding of this loan temporarily increased our cash balances at the end of June 2007. Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee. The principal balance on the mortgage loans is approximately $3.7 million with monthly principal and interest payments of $40,707.

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

         o    Customer demand.

         o    Historical sales.

         o    Forecast sales.

         o    Product obsolescence.

         o    Technological innovations.

         o Character of the inventory whether it is a distributed item, finished manufactured item or raw material.

Any modifications to estimates of inventory valuation reserves are reflected in the cost of goods sold within the statements of income during the period in which such modifications are determined necessary by management. At September 30, 2007 and June 30, 2007, our inventory valuation reserve balance, which established a new cost basis, was $276,565 and $293,810, respectively, and our inventory balance was $6,663,020 and $5,313,984 net of reserves, respectively.

Revenue Recognition

The majority of our product sales for the past two fiscal years were to customers who are independent distributors. Beginning in the quarter ended September 30, 2007, a portion of our sales were generated through our new direct sales force which covers 23 states. Our sales force and distributors sell our products to end users, including physical therapists, professional trainers, athletic trainers, chiropractors, medical doctors and aestheticians. With the recent acquisition of six of our independent distributors, we have reduced our dependence on distributor sales. Sales revenues are recorded when products are shipped FOB shipping point under an agreement with a customer, risk of loss and title have passed to the customer, and collection of any resulting receivable is reasonably assured. Amounts billed for shipping and handling of products are recorded as sales revenue. Costs for shipping and handling of products to customers are recorded as cost of sales.

Allowance for Doubtful Accounts

We must make estimates of the collectibility of accounts receivable. In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $6,041,592 and $3,757,484, net of allowance for doubtful accounts of $303,272 and $330,857, at September 30, 2007 and June 30, 2007, respectively. The expansion of our customer base associated with more direct sales will spread bad debt risk over a broader base of customers and reduce the concentration of large dealer balances. At the same time, the management of more customer accounts presents a higher risk. These risks will be evaluated over the coming year to determine if current estimate policies are still applicable.

Business Plan and Outlook

During fiscal year 2008, management will continue to implement a four-fold strategy to improve overall operations. This strategy focuses on (1) strengthening distribution channels; (2) developing new, state-of-the-art products for future growth; (3) refining operations associated with the acquired companies; and (4) enhancing product profit margins through improved manufacturing processes. Management's goal in implementing this four-fold strategy is to enable the Company to address short-term profitability without jeopardizing long-term growth.

Our primary market, the physical medicine marketplace, has experienced significant change over the past few years, most notably with consolidation among manufacturers and distributors. In order to compete more favorably and effectively, our management moved aggressively to strengthen the Company's channels of distribution by acquiring key distributors. We identified six key distributors with operations in 20 states. On June 30, 2007, Dynatronics acquired its largest independent distributor headquartered in California. On July 2, 2007, Dynatronics acquired five additional key independent distributors headquartered in Texas, Ohio, Michigan, Indiana and Minnesota. Dynatronics also began hiring direct sales representatives in key locations around the country resulting in direct sales representatives now in 23 states. The creation of a direct distribution channel through these key acquisitions and hiring direct sales representatives provides Dynatronics with expanded ability to sell at the retail level, which will improve gross profit margins and enhance the Company's control over the distribution process. We expect these changes will open new opportunities for improving future sales as we continue to pursue our strategy of strengthening our distribution channels through consideration of additional acquisitions, the expansion of our direct sales force, and maximizing our relationships with strong independent dealers.

Over the past fiscal year, we introduced some important new products including the Dynatron X3, a powerful light therapy device capable of powering a light probe and two light pads simultaneously. This device incorporates touch screen technology for easy interface with the practitioner. We also introduced the DX2 combination traction and light therapy device. The DX2 is Dynatronics' first proprietary traction device and incorporates not only touch screen technology, but other unique and proprietary technology that will facilitate traction and decompression therapy. We believe it is the only unit on the market that offers traction and infrared light therapy from the same device.

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

In June 2007, we introduced the Dynatron X-5 Oscillation Therapy device. The unique product effectively reduces pain through the creation of an electrostatic field within the patient by combining the concepts of electrotherapy with therapeutic massage. Initial sales of this product exceeded management's projections. The X5 unit's gross profit margin as a percent of sales is one of the highest of any of the therapy devices produced by Dynatronics.

The assimilation of the six acquired distributors remains the current focus of management. Since the acquisitions were completed, two of the six local operations have been closed and fully assimilated. Three of the four remaining distributors are being reduced in scope relative to operations and should be mostly assimilated by the end of December or January. Sales and sales support staff are being maintained at the four remaining operations, but warehousing functions are being consolidated to our facilities in Tennessee and Utah as well as the new facility established in California that was associated with the acquisition of Rajala Therapy Sales Associates. The ability to timely service west coast customers was deemed a critical point of service and warranted the continuance of the Rajala operations. Other areas of the country could be adequately served from these warehouse operations. The non-recurring items along with costs related primarily to the Company's six acquisitions totaled approximately $1.1 million during the first quarter. We believe the process of full integration will be ongoing for the next year, but the elimination of most duplicative expenses and the achievement of economies of scale are anticipated to be more fully realized during the third quarter of this fiscal year. We believe the second quarter of the fiscal year will show a significant decrease in non-recurring and acquisition related items, but not a total elimination.

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

Marketing efforts are being increased to promote our aesthetic products which include the Synergie AMS device for dermal massage, the Synergie MDA device for microdermabrasion, and the Synergie LT device, an infrared light therapy unit designed specifically for aesthetic applications. In addition, we are redesigning our Synergie product line to give it a fresh appearance and greater functionality. We also plan to develop and introduce additional products for the aesthetic market. Kelvyn Cullimore Sr., who managed the Synergie branded products until departing two years ago on a humanitarian mission to Asia, has returned to again manage the department. Under his leadership, sales momentum of Synergie branded products has continued to mount with sales for the quarter ended September 30, 2007 up 81% compared to the similar quarter of the prior year. Numerous strategic partnerships, both domestic and international, are currently under consideration that would help maintain the sales momentum that is being built.

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

o Improving efficiencies in conjunction with the assimilation of the companies acquired.

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

Cautionary Statement Concerning Forward-Looking Statements
----------------------------------------------------------

The statements contained in this report on Form 10-QSB, particularly the foregoing discussion in Part I Item 2, Management's Discussion and Analysis or Plan of Operation, that are not purely historical, are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act. These statements refer to our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of the words or phrases "believes," "expects," "anticipates," "should," "plans," "estimates," "intends," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis or Plan of Operation regarding product development, market acceptance, financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in our Annual Report on Form 10-KSB under the headings "Description of Business" and "Risk Factors." The fact that some of the risk factors may be the same or similar to past reports filed with the SEC means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our other SEC filings are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance.

The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations include:

         o Assimilating acquired companies in a timely and effectively manner including specific risks of:
              o      Failure  to  realize   expected   economies  of  scale  and
                     efficiencies of operations
              o      Inability to achieve sales targets
              o      Loss of key sales personnel
              o      Inefficiencies in management of receivables
              o      Lack  of  controlling   inventories  and  consolidation  of
                     inventories
              o Operational inefficiencies resulting in unmet customer expectations

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

         o    escalating  costs  of  raw  materials,   particularly   steel  and
              petroleum based materials; and

         o increased competition from a consolidating market that could put pressure on pricing and margin realization.

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

Item 3.  Controls and Procedures

Based on evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Report, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes purchases of the Company's common stock made by the Company during the quarter ended September 30, 2007, under a stock repurchase program approved by the board of directors of the Company in September 2003.

              Small Business Issuer Purchases of Equity Securities*

                                            Total # of            Approximate
                                           Shares Purchased     Dollar Value of
             Total # of                      as part of         Shares that May
              Shares      Average Price   Publicly Announced   Yet be Purchased
 Period      Purchased   Paid per Share   Plans or Programs   Under Plan/Program

 7/1/07 to
 7/31/07           -0-          N/A              N/A                 $106,869

 8/1/07 to
 8/31/07         9,900        $1.35              9,900                $93,516

 9/1/07 to
 9/30/07        17,607        $1.39             17,607                $68,954

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


                                 DYNATRONICS CORPORATION
                                 Registrant


Date        11/19/07             /s/ Kelvyn H. Cullimore, Jr.
     -------------------         ----------------------------------------------
                                 Kelvyn H. Cullimore, Jr.
                                 Chairman, President and Chief Executive Officer
                                 (Principal Executive Officer)


Date        11/19/07             /s/ Terry M. Atkinson, CPA
     -------------------         ----------------------------------------------
                                 Terry M. Atkinson, CPA
                                 Chief Financial Officer
                                 (Principal Financial Officer)

--------------------------------------------------------------------------------