Form 10QSB
period 2007-12-31
DYNATRONICS CORP
filed 2008-02-14
CIK 720875

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended December 31, 2007.

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

The number of shares outstanding of the issuer's common stock, no par value, as of February 12, 2008 is approximately 13.7 million.

Transitional Small Business Disclosure Format (Check one): Yes __ No X

                             DYNATRONICS CORPORATION
                                   FORM 10-QSB
                                DECEMBER 31, 2007
                                TABLE OF CONTENTS



                                                                    Page Number
                                                                    -----------

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements...........................1

Condensed Consolidated Balance Sheets
December 31, 2007 and June 30, 2007 ..........................................1

Condensed Consolidated Statements of Operations
Three and Six Months Ended December 31, 2007 and 2006.........................2

Condensed Consolidated  Statements of Cash Flows
Six Months Ended December 31, 2007 and 2006...................................3

Notes to Condensed Consolidated  Financial Statements.........................4

Item 2. Management's Discussion and Analysis or Plan of Operation.............9

Item 3. Controls and Procedures..............................................17

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........18

Item 4.  Submission of Matters to a Vote of Security Holders.................18

Item 6.  Exhibits............................................................19

                             DYNATRONICS CORPORATION
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                  December 31,       June 30,
                  Assets                             2007              2007
                                                 -------------     -------------
Current assets:
   Cash                                          $     263,976        1,301,105
   Trade accounts receivable, less allowance
      for doubtful accounts of $333,752 at
      December 31, 2007 and $330,857 at
      June 30, 2007                                  6,617,570        3,757,484
   Other receivables                                   114,965          282,741
   Inventories, net                                  6,517,534        5,313,984
   Prepaid expenses                                    678,806          507,755
   Prepaid income taxes                                 82,844           92,702
   Deferred tax asset - current                        402,685          396,156
                                                 -------------     -------------
          Total current assets                      14,678,380       11,651,927

Property and equipment, net                          3,692,540        3,453,495
Goodwill, net                                        6,631,052        2,758,572
Intangible asset, net                                  675,837          356,792
Deferred tax asset - noncurrent                        132,065                -
Other assets                                           347,941          346,830
                                                 -------------     -------------
                                                 $  26,157,815       18,567,616
                                                 =============     =============

            Liabilities and Stockholders' Equity

Current liabilities:
   Current installments of long-term debt        $     334,734          271,979
   Line of credit                                    5,598,351          250,000
   Warranty reserve                                    208,000          208,000
   Accounts payable                                  1,696,258        1,241,030
   Accrued expenses                                    527,951          287,773
   Accrued payroll and benefit expenses                552,942          276,754
   Acquisition cash obligations                              -        1,000,000
                                                 -------------     -------------
          Total current liabilities                  8,918,236        3,535,536

Long-term debt, excluding current
  installments                                       3,176,226        3,251,631
Deferred compensation                                  436,580          420,470
Deferred tax liability - noncurrent                          -          289,335
                                                 -------------     -------------
          Total liabilities                         12,531,042        7,496,972
                                                 -------------     -------------
Commitments and contingencies

Stockholders' equity:
   Common stock, no par value.  Authorized
     50,000,000 shares; issued 13,625,486
     shares at December 31, 2007 and
     10,308,522 shares at June 30, 2007              7,834,271        4,227,147
   Retained earnings                                 5,792,502        6,843,497
                                                 -------------     -------------

          Total stockholders' equity                13,626,773       11,070,644

                                                 -------------     -------------
                                                 $  26,157,815       18,567,616
                                                 =============     =============



See accompanying notes to condensed consolidated financial statements.

                             DYNATRONICS CORPORATION
                 Condensed Consolidated Statements Of Operations
                                   (Unaudited)



                                 Three Months Ended        Six Months Ended
                                    December 31               December 31
                                2007         2006         2007          2006
                            -----------  -----------  ------------  -----------

Net sales                   $ 8,861,633  $ 4,428,182  $ 16,753,063  $ 8,567,239
Cost of sales                 5,522,417    2,796,992    10,481,535    5,443,892
                            -----------  -----------  ------------  -----------
      Gross profit            3,339,216    1,631,190     6,271,528    3,123,347

Selling, general, and
  administrative expenses     3,339,548    1,308,868     6,915,044    2,570,013
Research and development
  expenses                      363,106      346,671       701,999      824,755
                            -----------  -----------  ------------  -----------
      Operating income
        (loss)                 (363,438)     (24,349)   (1,345,515)    (271,421)
                            -----------  -----------  ------------  -----------

Other income (expense):
   Interest income                  470        4,662         5,386       11,344
   Interest expense            (162,356)     (53,260)     (297,602)    (100,769)
   Other income, net              3,668        2,075         6,832        5,407
                            -----------  -----------  ------------  -----------
      Net other income
        (expense)              (158,218)     (46,523)     (285,384)     (84,018)
                            -----------  -----------  ------------  -----------

      Income (loss) before
        income taxes           (521,656)     (70,872)   (1,630,899)    (355,439)

Income tax expense
  (benefit)                    (182,864)     (27,286)     (579,904)    (136,845)
                            -----------  -----------  ------------  -----------

      Net income (loss)     $  (338,792) $   (43,586) $ (1,050,995) $  (218,594)
                            ===========  ===========  ============  ===========

Basic and diluted net
  income (loss) per
  common share              $     (0.02) $     (0.00) $      (0.08) $     (0.02)
                            ===========  ===========  ============  ===========

Weighted average basic
and diluted common
shares outstanding
(note 2)                     13,661,316    8,949,804    13,634,491    8,963,274






See accompanying notes to condensed consolidated financial statements.

                             DYNATRONICS CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                         Six Months Ended
                                                           December 31
                                                     2007              2006
                                                 -------------     -------------
Cash flows from operating activities:
  Net loss                                       $  (1,050,995)        (218,594)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization of
        property and equipment                         179,552          176,480
      Amortization of intangible assets                 47,355            3,662
      Stock based compensation expense                 274,329            4,367
      Provision for doubtful accounts                  160,000           24,000
      Provision for inventory obsolescence              84,000           96,000
      Provision for warranty reserve                   127,174          134,557
      Provision for deferred compensation               16,110           16,110
      Change in operating assets and
        liabilities:
          Receivables                               (1,483,771)          43,521
          Inventories                                  (94,911)         289,671
          Prepaid expenses and other assets           (167,380)         (56,412)
          Deferred tax asset, net                     (603,117)        (487,786)
          Accounts payable and accrued expenses       (652,381)        (141,345)
          Prepaid income taxes                           9,859                -
                                                 -------------     -------------

                Net cash used in operating
                activities                          (3,154,176)        (115,769)
                                                 -------------     -------------

Cash flows from investing activities:
  Capital expenditures                                (215,699)         (59,091)
  Business acquisitions                             (1,847,250)               -
                                                 -------------     -------------

                Net cash used in investing
                activities                          (2,062,949)         (59,091)
                                                 -------------     -------------

Cash flows from financing activities:
  Principal payments on long-term debt                (102,784)        (128,325)
  Net change in line of credit                       4,348,351          465,821
  Proceeds from issuance of common stock                49,225           23,297
  Redemption of common stock                          (114,796)        (119,027)
                                                 -------------     -------------

                Net cash provided by
                financing activities                 4,179,996          241,766
                                                 -------------     -------------

                Net change in cash                  (1,037,129)          66,906

Cash at beginning of period                          1,301,105          423,184
                                                 -------------     -------------

Cash at end of period                            $     263,976          490,090
                                                 =============     =============

Supplemental disclosures of cash flow
  information:
      Cash paid for interest                     $     268,621           99,785
      Cash paid for income taxes                         7,000            4,500
Supplemental disclosure of non-cash
  investing and financing  activities:
      Stock based compensation - see note 3
        for details
      Business acquisition disclosure - see
        note 9 for details
      Capital expenditures financed by long
        term debt                                       90,134                -
      Acquisition cash obligation financed
        by line of credit                            1,000,000                -



See accompanying notes to condensed consolidated financial statements.

                             DYNATRONICS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007
                                   (Unaudited)


NOTE 1.  PRESENTATION

The condensed consolidated balance sheet as of December 31, 2007 and condensed consolidated statements of operations and cash flows for the three and six months ended December 31, 2007 and 2006 were prepared by Dynatronics Corporation without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements for the two years ended June 30, 2007 and 2006. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's Form 10-KSB filing.

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

In calculating net income (loss) per common share, the net income (loss) was the same for both the basic and diluted calculation for the three and six months ended December 31, 2007 and 2006. A reconciliation between the basic and diluted weighted-average number of common shares for the three and six months ended December 31, 2007 and 2006 is summarized as follows:

                                  (Unaudited)                (Unaudited)
                               Three Months Ended          Six Months Ended
                                   December 31,              December 31,
                                2007         2006         2007           2006
                            -----------  -----------  ------------  ------------

Basic weighted average
number of common shares
outstanding during the
period                        13,661,316   8,949,804    13,634,491    8,963,274

Weighted average number
of dilutive common stock
options outstanding
during the period                   -0-          -0-           -0-          -0-
                            -----------  -----------  ------------  ------------

Diluted weighted average
number of common and
common equivalent shares
outstanding during the
period                       13,661,316    8,949,804    13,634,491    8,963,274
                            ===========  ===========  ============  ============

Outstanding options not included in the computation of diluted net loss per share for the three month periods ended December 31, 2007 and 2006 total 56,050 and 85,148 and for the six month periods ended December 31, 2007 and 2006 total 127,438 shares and 94,807 respectively, because to do so would have been anti-dilutive.

NOTE 3.  STOCK BASED COMPENSATION

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period. The Company recognized $17,337 and $2,274 in stock-based compensation during the three months ended December 31, 2007 and 2006, respectively, and recognized $274,329 and $4,367 in stock-based compensation during the six months ended December 31, 2007 and 2006, respectively, as selling, general, and administrative expenses in the condensed consolidated statements of operations.

On July 1, 2007, the Company granted 220,000 shares of common stock to employees with an estimated value of $1.08 per share. This stock had a ninety day vesting period. On July 1, 2007, the Company also granted 80,000 shares of common stock with an estimated value of $1.08 per share, which vested over a four-year period in annual installments of 20,000 shares per year. The Company recognized $11,250 and $261,450 in stock-based compensation during the three and six month periods ended December 31, 2007, respectively, from these shares. As of December 31, 2007, $63,900 in unrecognized stock-based compensation from the unvested shares is expected to be recognized over the remainder of the four-year period.

NOTE 4.  COMPREHENSIVE INCOME

For the periods ended December 31, 2007 and 2006, comprehensive income was equal to the net income as presented in the accompanying condensed consolidated statements of operations.

NOTE 5.  INVENTORIES

Inventories consisted of the following:

                                                  December 31,        June 30,
                                                      2007              2007
                                                 -------------     -------------
Raw material                                     $   3,308,441        2,961,653

Finished goods                                       3,496,711        2,646,141
Inventory reserve
                                                      (287,618)        (293,810)
                                                 -------------     -------------

                                                 $   6,517,534        5,313,984
                                                 =============     =============

NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment were as follows:

                                                  December 31,        June 30,
                                                      2007              2007
                                                 -------------     -------------

Land                                             $     354,743          354,743
Buildings                                            3,682,052        3,603,380
Machinery and equipment                              1,648,004        1,521,601
Office equipment                                     1,268,164        1,147,667
Vehicles                                               188,148           95,124
                                                 -------------     -------------
                                                     7,141,111        6,722,515

Less accumulated depreciation
   and amortization                                  3,448,571        3,269,020
                                                 -------------     -------------

                                                 $   3,692,540        3,453,495
                                                 =============     =============

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

                                                 Three months       Three months
                                                    ended              ended
                                                 December 31,       December 31,
                                                    2007                2006
                                                 -------------     -------------

Beginning product warranty reserve balance       $     208,000          208,000
Warranty repairs                                       (66,294)         (64,424)
Warranties issued                                      134,200           63,560
Changes in estimated warranty costs                    (67,906)             864
                                                 -------------     -------------
Ending product warranty liability balance        $     208,000          208,000
                                                 =============     =============

                                                  Six months        Six months
                                                    ended              ended
                                                 December 31,       December 31,
                                                     2007               2006
                                                 -------------     -------------

Beginning product warranty reserve balance       $     208,000          208,000
Warranty repairs                                      (127,174)        (134,557)
Warranties issued                                      253,707          122,971
Changes in estimated warranty costs                   (126,533)          11,586
                                                 -------------     -------------
Ending product warranty liability balance        $     208,000          208,000
                                                 =============     =============

NOTE 8.  COMMON STOCK

The Company received proceeds of $49,225 during the six months ended December 31, 2007 for 47,499 shares of common stock that were issued upon the exercise of options for services.

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

The acquisition value of the five dealers acquired was accounted for using the purchase method of accounting. Accordingly, the purchase price was assigned to the assets acquired and the liabilities assumed based on fair values at the purchase date. The following table reflects the unaudited estimated fair values of the assets acquired and the liabilities assumed as of the acquisition date:

  Cash                                                             $    651,828
  Trade accounts receivable                                           1,160,976
  Inventories                                                         1,192,639
  Prepaid expenses                                                        4,782
  Property and equipment, net                                           112,764
  Cash surrender value of life insurance                                207,563
  Intangible assets - weighted average 9 years                          366,400
  Goodwill                                                            3,512,779
                                                                   -------------
  Total assets acquired                                               7,209,731
  Accounts payable and accrued expenses                              (1,496,800)
                                                                   -------------
  Net assets acquired                                              $  5,712,931
                                                                   =============

The acquisition resulted in a $175,188 deferred income tax liability and a corresponding increase to goodwill of $175,188.

Unaudited pro forma results of operations for the three and six months ended December 31, 2007 and 2006, as though the five dealers had been acquired as of July 1, 2006, are as follows:

                                                 Three months       Three months
                                                    ended              ended
                                                 December 31,       December 31,
                                                    2007                2006
                                                 -------------     -------------

  Net sales                                      $   8,861,633        6,631,100
  Net loss                                            (338,792)          (9,103)
  Basic and diluted net income (loss)
    per common share                                      (.02)            (.00)

                                                  Six months        Six months
                                                    ended              ended
                                                 December 31,       December 31,
                                                     2007               2006
                                                 -------------     -------------

  Net sales                                      $  16,753,063       12,930,639
  Net loss                                          (1,050,995)        (149,628)
  Basic and diluted net income (loss)
    per common share                                      (.08)            (.02)

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. The cost of the acquired companies in excess of the fair value of the net assets and purchased intangible assets at acquisition date is recorded as goodwill. As of December 31, 2007 the Company had net goodwill of $6,631,052 arising from various acquisitions. Goodwill is subject to annual specified impairment tests or more frequently if events or changes in circumstances indicate that goodwill might be impaired. There were no goodwill impairment losses recorded during the three and six month periods ended December 31, 2007

Identifiable Intangibles. Identifiable intangibles assets consists of the following:

                                                     As of             As of
                                                  December 31,        June 30,
                                                     2007              2007
                                                 -------------     -------------
  Trade name -  15 years                         $     339,400          118,000
  Domain name -  15 years                                5,400            1,200
  Non-compete covenant - 4 years                       149,400          114,000
  Customer relationships -  7-15 years                 120,000           89,000
  Trademark licensing agreement -  20 years             45,000              -0-
  Backlog of orders -  3 months                          2,700            2,700
  Customer database -  7 years                          38,100            8,700
  License agreement -  10 years                         73,240           73,240
                                                 -------------     -------------
     Total identifiable intangibles                    773,240          406,840
  Accumulated amortization                              97,403           50,048
                                                 -------------     -------------
                  Net carrying amount            $     675,837          356,792
                                                 =============     =============

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

In December 2007, the FASB Statement 141R, "Business Combinations" ("SFAS 141R") was issued. SFAS 141R replaces SFAS 141. SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest of the acquired company at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effective date for the Company will be January 1, 2009. We have not yet determined the impact of SFAS 141R related to future acquisitions, if any, on our consolidated financial statements.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements (unaudited) and Notes thereto appearing elsewhere in this report on Form 10-QSB.

Results of Operations
---------------------

The Company's fiscal year ends on June 30th. This report covers the three and six months ended December 31, 2007, for the Company's fiscal year ending June 30, 2008.

Net Sales

During the quarter ended December 31, 2007, the Company's sales doubled to $8,861,633, compared to $4,428,182 in the quarter ended December 31, 2006. For the six months ended December 31, 2007, the Company's sales increased 96% to $16,753,063, compared to $8,567,239 in the six month period ended December 31, 2006. The increase in sales is the result of the addition of revenues from the Company's acquisition of six of its distributors of physical medicine products completed on July 2, 2007. On June 30, 2007, we acquired our largest independent distributor, Rajala Therapy Sales Associates of Pleasanton, California. On July 2, 2007, Dynatronics acquired five additional independent distributors:
Responsive Providers, Inc. of Houston, Texas; Therapy and Health Care Products, Inc. of Girard, Ohio; Cyman Therapy, Inc. of Detroit, Michigan; Al Rice and Associates, Inc. of Jeffersonville, Indiana; and Theratech, Inc. of Minneapolis, Minnesota. The vertical integration of these distributors is a key strategic step toward strengthening our distribution channels. We believe that these acquisitions, as they are fully assimilated into our business operations, will provide Dynatronics with more effective direct distribution of our products and result in better margins on each product sold at the retail level compared to the wholesale level. Subsequent to these acquisitions, we have added seven new direct sales persons in other territories including Southern California, Louisiana, Kansas, Oklahoma, Missouri and Wisconsin, expanding our direct sales channels to now cover 24 states.

The six acquired distributors sell products from many manufacturers, including Dynatronics. As a result of the transactions described above, the mix between Company's sales of manufactured and distributed products during the quarter covered by this report shifted toward distributed products with 47% of sales attributed to sales of distributed products and the remaining 53% being manufactured products. We anticipate the mix between manufactured and distributed products in future periods will be similar to the mix experienced during the first two quarters of fiscal year 2008.

Gross Profit

During the quarter ended December 31, 2007, total gross profit increased 105% to $3,339,216, or 37.7% of net sales, compared to $1,631,190, or 36.8% of net sales, in the quarter ended December 31, 2006. For the six months ended December 31, 2007, total gross profit increased 101% to $6,271,528, or 37.4% of net sales, compared to $3,123,347, or 36.5% of net sales, in the six months ended December 31, 2006. The increase in gross profit in the three and six month periods was primarily a result of the sales added by the recent acquisitions. For the quarter ended December 31, 2007, gross profit as a percent of sales improved nearly one full percentage point to 37.7% due to the higher margins associated with selling at the retail level compared to the wholesale level.

Acquisition related items affecting gross profit for the quarter and six months ended December 31, 2007 totaled approximately $114,000 and $444,000, respectively and were due to inventories of Dynatronics manufactured products added through the acquisitions which had a higher cost basis because they were based on the dealer's cost of acquiring those products from us. The recognition of these non-recurring higher costs effectively reduced margin for the six month period by 7% or 2.65 percentage points and by 3.4% or 1.3 percentage points in the reporting quarter. Going forward, gross profit is expected to improve now that most of the higher cost basis inventory has been sold. This improvement in gross profit will be partially offset by the change in the mix of product sales toward an increase in the percentage of distributed products. Items manufactured by third parties and distributed by the Company typically carry lower margins than those that are both manufactured and sold by the Company. A change in the mix of product sales toward a greater percentage of distributed products decreases gross profit margins as a percent of sales.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the quarter ended December 31, 2007 increased $2,030,680 to $3,339,548, or 37.7% of net sales, compared to $1,308,868, or 29.6% of net sales in the prior year period. SG&A expenses for the six months ended December 31, 2007 increased $4,345,031 to $6,915,044, or 41.3% of net sales, compared to $2,570,013, or 30.0% of net sales in the prior year period. Substantially all of the increase in SG&A expenses for the six months ended December 31, 2007 is related to the recent acquisitions and includes the following:

         o $2,234,100 in higher selling expenses primarily related to the new direct sales force
         o $1,224,500 in higher labor and operating costs to support the higher sales volume
         o $886,400 in higher general and administrative expenses associated with the acquired companies

Transition expense items along with other costs related primarily to the assimilation of the acquired entities totaled approximately $203,000 during the quarter ended December 31, 2007 related primarily to personnel costs including overtime costs, severance costs, temporary personnel and other personnel costs.

With the assimilation of the six acquisitions nearing completion, management has identified $1.3 million in annualized labor costs, SG&A and other expenses that we believe we will be able to eliminate over the coming months. We believe these reductions in expenses will not negatively impact the Company's sales or operations.

Research and Development

Research and Development ("R&D") expenses during the quarter ended December 31, 2007 increased to $363,106, compared to $346,671 in the prior year period. R&D expenses during the six months ended December 31, 2007 decreased to $701,999, compared to $824,755 in the prior year period. R&D expenses represented approximately 4.1% and 7.8% of the net sales of the Company in the quarters ended December 31, 2007 and 2006, respectively. R&D expenditures as a percentage of sales were lower due to the large increase in sales during the quarter and six month periods ended December 31, 2007 compared to the prior year periods. R&D costs are expensed as incurred. Dynatronics intends to continue its commitment to developing innovative products for the physical medicine market in fiscal year 2008 and beyond in order to position the Company for growth.

Pre-tax Loss

Pre-tax loss for the quarter ended December 31, 2007 was $521,656 compared to a pre-tax loss of $70,872 in the quarter ended December 31, 2006. Pre-tax loss for the six months ended December 31, 2007 was $1,630,899 compared to a pre-tax loss of $355,439 in the similar period ended December 31, 2006. As expected, the pre-tax loss in the quarter ended December 31, 2007 was reduced to half of the amount incurred in the quarter ended September 30, 2007. Costs related primarily to the recent acquisitions totaled approximately $1.4 million during the six month period and was a significant factor in the increase in pre-tax loss in the quarter and six months ended December 31, 2007 compared to the prior year periods.

Income Tax Benefit

Income tax benefit for the quarter ended December 31, 2007 was $182,864 compared to income tax benefit of $27,286 in the quarter ended December 31, 2006. Income tax benefit for the six months ended December 31, 2007 was $579,904 compared to income tax benefit of $136,845 in the six months ended December 31, 2006. The effective tax rate for the quarter ended December 31, 2007 was 35.6% compared to 38.5% for the prior year period. The effective tax rate for the six months ended December 31, 2007 was 35.6% compared to 38.5% for the prior year period. The lower tax rate for this quarter and six month period ended December 31, 2007 reflects the assumption of certain anticipated tax benefits that will be earned during the year.

Net Loss

Net loss for the quarter ended December 31, 2007 was $338,792 ($.02 per share), compared to net loss of $43,586 ($.00 per share) in the quarter ended December 31, 2006. Net loss for the six months ended December 31, 2007 was $1,050,995 ($.08 per share), compared to net loss of $218,594 ($.02 per share) in the six months ended December 31, 2006. As previously explained, costs related primarily to the recent acquisitions totaled approximately $317,000 and $1.4 million during the quarter and six month period, respectively, and contributed to the increase in net loss in the periods ended December 31, 2007 compared to the prior year periods.

Liquidity and Capital Resources
-------------------------------

The Company has financed its operations through available cash reserves and available borrowings under its line of credit. The Company had working capital of $5,760,144 at December 31, 2007, inclusive of the current portion of long-term obligations and credit facilities, as compared to working capital of $8,116,391 at June 30, 2007. The $2.4 million decrease in working capital is a direct result of a $5,348,000 increase in the line of credit that was required in part to finance a $4,000,000 increase in accounts receivable and inventory. The remaining reduction in working capital is accounted for by increased accounts payable and accrued expenses.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, increased $2,860,086 to $6,617,570 at December 31, 2007 compared to $3,757,484 at June 30,
2007. The majority of this increase in trade accounts receivable was a result of certain billing practices adopted to process the increased volume of sales associated with the recent acquisitions. During the first six months following the acquisitions, new billing paradigms were implemented to accommodate large orders from certain retail customers. These billing paradigms allowed extended terms for payment until complete orders had been delivered. These extended terms significantly delayed collection on some orders that had components delivered over a three to four month period of time. We are modifying these arrangements to require that all products subject to special term orders will be delivered within 30 days or the customer will be required to pay monthly for product shipped. These special term orders account for over $1,000,000 of accounts receivable outstanding at December 31, 2007. As these accounts are collected and the new policy implemented, we expect accounts receivable to decrease in coming quarters.

Trade accounts receivable represent amounts due from the Company's dealer network, from medical practitioners and clinics. We estimate that the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers. Except for those special accounts described above, accounts receivable are generally collected within 30 days of the agreed terms. However, as a result of the recent acquisitions, the character of the accounts receivable and collection patterns have changed and will be carefully monitored over the coming year to ensure the allowance estimates are adequate. Allowances for the retail accounts assumed in the acquisitions are currently calculated based on the historical experience of the acquired companies.

Inventories

Inventories, net of reserves, at December 31, 2007 increased $1,203,550 to $6,517,534 compared to $5,313,984 at June 30, 2007. This increase is primarily a result of the inventories acquired in connection with the six acquisitions. Inventories are expected to generally remain at current levels during fiscal year 2008 as we consolidate the inventories of the acquired companies into central warehouses.

Goodwill

Goodwill at December 31, 2007 increased to $6,631,052 compared to $2,758,572 at June 30, 2007, due to the acquisition of the distributors completed on July 2, 2007.

In compliance with Statement of Financial Accounting Standard ("SFAS") No. 142, management utilized standard principles of financial analysis and valuation including: transaction value, market value and income value methods to arrive at a reasonable estimate of the fair value of the Company in comparison to its book value. The Company has determined it has one reporting unit. As of July 1, 2002 and June 30, 2007, management believes the fair value of the Company exceeded the book value of the Company. Therefore, there was no indication of impairment at June 30, 2007. Management is primarily responsible for the SFAS No. 142 valuation determination and performed the annual impairment assessment during the Company's fourth quarter.

Accounts Payable

Accounts payable increased $455,228 to $1,696,258 at December 31, 2007 compared to $1,241,030 at June 30, 2007, primarily as a result of the recent acquisitions and the increased level of sales associated with those acquisitions. Accounts payable are generally within term with the exception of disputed or inadequately documented payables that are associated with the transition and assimilation of the acquired dealers. We continue to take advantage of available early payment discounts when offered.

Accrued Expenses and Acquisition Cash Obligation

Accrued expenses increased $240,178 to $527,951 at December 31, 2007 compared to $287,773 at June 30, 2007 primarily as a result of increased sales at the retail level which generate higher sales tax liabilities in the 24 states where we now sell on a direct basis.

Acquisition cash obligations decreased to $0 at December 31, 2007 compared to $1,000,000 at June 30, 2007. This obligation at June 30 reflected the cash amount that was placed into escrow in conjunction with the acquisition made on June 30, 2007, which was paid subsequently.

Accrued Payroll & Benefit Expenses

Accrued payroll & benefit expenses increased $276,188 to $552,942 at December 31, 2007 compared to $276,754 at June 30, 2007. The increase in accrued payroll & benefit expenses is related to timing differences as well as increased number of employees resulting in higher accrued payroll at December 31, 2007 compared to June 30, 2007.

Cash

The Company's cash position decreased to $263,976 compared to $1,301,105 at June 30, 2007 as a result of payments related to the acquisitions made on June 30, 2007 and July 2, 2007. The Company had deposited the financing proceeds in anticipation of the acquisitions, which temporarily increased cash balances at June 30, 2007. The Company believes that improved cash flow from operations through improving management of accounts receivable, maintaining current inventory levels and reducing expenses to further minimize operating losses and return to profitability combined with balances under available lines of credit will be sufficient to cover its operating needs in the ordinary course of business for the next twelve months. If we experience an adverse operating environment or unusual capital expenditure requirements, additional financing may be required. However, no assurance can be given that additional financing, if required, would be available on favorable terms.

Line of Credit

In February 2008, the Company temporarily increased its revolving line of credit with a commercial bank from $6,000,000 to $6,500,000. On May 1, 2008, the line of credit will return to $6,000,000. At December 31, 2007, the Company owed $5,598,351 compared to $250,000 at June 30, 2007. Several components account for the increase in the line of credit. First, the Company used approximately $3.3 million under the line of credit to finance the acquisitions after June 30, 2007. Second, receivables and inventory increased $4,000,000 while payables increased only approximately $500,000. This imbalance of slower collections while maintaining payables more current has required additional financing demands from the line of credit. Third, operating losses and capital expenditures mostly associated with the acquisitions required additional financing provided by the line of credit.

Interest on the line of credit is based on the bank's prime rate, which at December 31, 2007, equaled 7.75%. The line of credit is collateralized by accounts receivable and inventories of the Company. Borrowing limitations are based on 40% of eligible inventory and up to 80% of eligible accounts receivable. Interest payments on the line are due monthly. The line of credit is renewable biennially on December 15th and includes covenants requiring the Company to maintain certain financial ratios. As of December 31, 2007, the Company was in compliance with all loan covenants or had received waivers.

The current ratio was 1.6 to 1 at December 31, 2007 compared to 3.3 to 1 at June 30, 2007. Current assets represented 56% of total assets at December 31, 2007 compared to 63% at June 30, 2007.

Debt

Long-term debt excluding current installments totaled $3,176,226 at December 31, 2007 compared to $3,251,631 at June 30, 2007. In June 2007, we obtained $1.5 million of long-term mortgage financing used to finance our acquisitions in June and July 2007. The funding of this loan temporarily increased our cash balances at the end of June 2007. Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee. The principal balance on the mortgage loans is approximately $3.5 million with monthly principal and interest payments of $40,707.

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

Any modifications to estimates of inventory valuation reserves are reflected in the cost of goods sold within the statements of income during the period in which such modifications are determined necessary by management. At December 31, 2007 and June 30, 2007, our inventory valuation reserve balance, which established a new cost basis, was $287,618 and $293,810, respectively, and our inventory balance was $6,517,534 and $5,313,984 net of reserves, respectively.

Revenue Recognition

The majority of our product sales for the prior year were to customers who are independent distributors. Beginning in the quarter ended September 30, 2007, a portion of our sales were generated through our new direct sales force. Our sales force and distributors sell our products to end users, including physical therapists, professional trainers, athletic trainers, chiropractors, medical doctors and aestheticians. With the recent acquisition of six of our independent distributors, we have reduced our dependence on distributor sales. Sales revenues are recorded when products are shipped FOB shipping point under an agreement with a customer, risk of loss and title have passed to the customer, and collection of any resulting receivable is reasonably assured. Amounts billed for shipping and handling of products are recorded as sales revenue. Costs for shipping and handling of products to customers are recorded as cost of sales.

Allowance for Doubtful Accounts

We must make estimates of the collectibility of accounts receivable. In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $6,617,570 and $3,757,484, net of allowance for doubtful accounts of $333,752 and $330,857, at December 31, 2007 and June 30, 2007, respectively. The expansion of our customer base associated with more direct sales will spread bad debt risk over a broader base of customers and reduce the concentration of large dealer balances. At the same time, the management of more customer accounts presents a higher risk. These risks will be evaluated over the coming year to determine if current estimate policies are still applicable. In the meantime, allowance for doubtful accounts associated with these acquired customers is being based on the historical experience of the dealer acquired.

Business Plan and Outlook

During fiscal year 2008, we will continue to implement a four-fold strategy to improve overall operations. This strategy focuses on (1) strengthening distribution channels; (2) developing new, state-of-the-art products for future growth; (3) refining operations associated with the acquired companies and reducing overhead costs; and (4) enhancing product profit margins through improved manufacturing processes. Our goal in implementing this four-fold strategy is to enable the Company to address short-term profitability without jeopardizing long-term growth.

Our primary market, the physical medicine marketplace, has experienced significant change over the past few years, most notably with consolidation among manufacturers and distributors. In order to compete more favorably and effectively, we moved aggressively to strengthen our channels of distribution by acquiring key distributors. We identified six key distributors with operations in 20 states. On June 30, 2007, we acquired our largest independent distributor headquartered in California. On July 2, 2007, we acquired five additional key independent distributors headquartered in Texas, Ohio, Michigan, Indiana and Minnesota. We also began hiring direct sales representatives in key locations around the country resulting in direct sales representatives now in 24 states. The creation of a direct distribution channel through these key acquisitions and hiring direct sales representatives provides Dynatronics with expanded ability to sell at the retail level, which we believe will improve gross profit margins and enhance the Company's control over the distribution process. We expect these changes will open new opportunities for improving future sales as we continue to pursue our strategy of strengthening our distribution channels through consideration of additional acquisitions, the expansion of our direct sales force, and maximizing our relationships with strong independent dealers.

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

In June 2007, we introduced the Dynatron X-5 Oscillation Therapy device. This unique product effectively reduces pain through the creation of an electrostatic field within the patient by combining the concepts of electrotherapy with therapeutic massage. The X5 unit's gross profit margin as a percent of sales is one of the highest of any of the therapy devices produced by Dynatronics.

The assimilation of the six acquired distributors remains the current focus of management. Since the acquisitions were completed, four of the six local operations have been closed and fully assimilated. One of the two remaining distributors is being reduced in scope relative to operations and should be mostly assimilated by the end of February. Warehousing functions are being consolidated to our facilities in Tennessee and Utah as well as the new facility established in California that was associated with the acquisition of Rajala Therapy Sales Associates. The ability to timely service west coast customers was deemed a critical point of service and warranted the continuance of the Rajala operations. Other areas of the country could be adequately served from these warehouse operations. Estimated costs related primarily to the Company's six acquisitions totaled approximately $1.4 million during the first two quarters of fiscal year 2008. We believe the process of full integration will be ongoing for the next year, but the elimination of most duplicative expenses and the achievement of economies of scale are anticipated to be more fully realized during the third and fourth quarters of this fiscal year. Management has identified $1.3 million in annualized cost reductions that will be implemented over the new few months. We believe the third quarter of this fiscal year will show a further decrease in acquisition related costs, but not a total elimination. By implementing the planned cost reductions and further assimilating operations, we anticipate a return to profitability in the coming 6 months.

In addition to reducing operating costs through better assimilation of the acquired dealers, sales strategies are being implemented to capitalize on our new direct sales force. While we continue to look for opportunities to add to our direct sales force, we also are working with strong, independent dealers who are well entrenched in their territories. The combination of strong dealers and a direct sales force will allow us to continue to expand our sales network. In support of that effort, Dynatronics will introduce the most comprehensive product catalog in its history in the next six months. We expect that the expanded catalog and new sales initiatives will provide additional impetus to sales. In addition, we are currently negotiating strategic partnerships that we expect will give us greater access to segments of the market not previously pursued by Dynatronics. The consolidation of manufacturers and distributors that has been occurring in our industry has presented some unique opportunities for Dynatronics of which we intend to take full advantage.

International sales is viewed as having untapped potential for growth and expansion. Adding new distributors in several countries will be the key to this expansion effort. Past efforts to improve international marketing have yielded only marginal improvements. We remain committed, however, to finding the most cost effective ways to expand our markets internationally. The Company's Salt Lake City operation, where all electrotherapy, ultrasound, traction, STS devices, light therapy and Synergie products are manufactured, is certified to ISO 13485, an internationally recognized standard of excellence in medical device manufacturing. This designation is an important requirement in obtaining the CE Mark certification, which allows us to market our products in the European Union and other foreign countries.

Marketing efforts are being increased to promote our aesthetic products which include the Synergie AMS device for dermal massage, the Synergie MDA device for microdermabrasion, and the Synergie LT device, an infrared light therapy unit designed specifically for aesthetic applications. In addition, we are redesigning our Synergie AMS/MDA combination unit and plan to introduce this new device to the market in March 2008. We also plan to develop and introduce additional products for the aesthetic market. Kelvyn Cullimore Sr., who managed the Synergie branded products until departing three years ago on a humanitarian mission to Asia, has returned to again manage the department. Numerous strategic partnerships, both domestic and international, are currently under consideration that would help maintain the sales momentum that is being built.

Based on our defined strategic initiatives, we are focusing our resources in the following areas:

         o Reinforcing our position in the physical medicine market by securing channels of distribution through a strategy of acquiring dealers, recruiting direct sales representatives and working closely with the most successful dealers of capital equipment.

         o Securing our channels of distribution, focusing on development of new sales strategies and promotional programs including the introduction of the most comprehensive catalog in our history.

         o Continuing development of new, state-of-the-art products, both high tech and commodity, in fiscal year 2008, for both the rehabilitation and aesthetic markets including the introduction of the new Synergie AMS and MDA devices in the next few months.

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

Cautionary Statement Concerning Forward-Looking Statements
----------------------------------------------------------

The statements contained in this report on Form 10-QSB, particularly the foregoing discussion in Part I Item 2, Management's Discussion and Analysis or Plan of Operation, that are not purely historical, are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements refer to our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of the words or phrases "believes," "expects," "anticipates," "should," "plans," "estimates," "intends," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis or Plan of Operation regarding product development, market acceptance, financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed in our Annual Report on Form 10-KSB under the headings "Description of Business" and "Risk Factors." The fact that some of the risk factors may be the same or similar to past reports filed with the SEC means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our other SEC filings are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance.

The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations include:

         o Assimilating acquired companies in a timely and effective manner including specific risks of:
              o Failure to realize expected economies of scale and efficiencies of operations
              o      Inability to achieve sales targets
              o      Loss of key sales personnel
              o      Inefficiencies in management of receivables
              o Lack of controlling inventories and consolidation of inventories
              o Operational inefficiencies resulting in unmet customer expectations

         o market acceptance of our technologies, particularly our core therapy devices, Synergie AMS/MDA product line, and the Solaris infrared light therapy products;

         o lack of available financing through lines of credit or other financing sources to fully fund operating losses, expansion in working capital, and necessary capital expenditures to support the planned strategic initiatives.

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

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002. These requirements may place a strain on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We are currently reviewing and further documenting our internal control procedures. However, the guidelines for the evaluation and attestation of internal control systems for small companies continue to evolve. Therefore, we can give no assurances that our systems will satisfy the new regulatory requirements. In addition, in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight will be required.

Item 3.  Controls and Procedures

Based on evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Report, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes purchases of the Company's common stock made by the Company during the quarter ended December 31, 2007, under a stock repurchase program approved by the board of directors of the Company in September 2003.

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
--------------------------------------------------------------------------------

10/1/07
to
10/31/07      4,000         $1.41              364,093            $313,299

11/1/07
to
11/30/07     33,918         $1.23              398,011            $271,557

12/1/07
to
12/31/07     26,701         $1.10              424,712            $242,073

* The Company's repurchase program was announced on Septmber 3, 2003. At that time, the Company approved repurchases aggregating $500,000. In November 2007, the Company added an additional $250,000 to the repurchase plan.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on November 22, 2007, the shareholders of the Company voted on the following proposals:

         Proposal 1 - To elect seven directors, each to serve until the next annual meeting of shareholders and until his successor is elected and shall have qualified. Those nominated were all currently serving as directors of the Company, i.e., Kelvyn H. Cullimore, Jr., Kelvyn H. Cullimore, Larry K. Beardall, E. Keith Hansen MD, Howard L. Edwards, Joseph H. Barton and Val J. Christensen.

         Proposal 2 - To approve the Audit Committee's selection of Tanner LC as the Company's independent registered public accountants for the year ending June 30, 2008.

         Proposal 3 - To amend the Company's 2005 Equity Incentive Award Plan to add 1,000,000 additional shares to the Plan.

Each of the proposals was approved by the requisite majority of the shares cast at the annual meeting. The following table summarizes the voting results:


                                         For          Against         Abstain
                                         ---          -------         -------
         Proposal 1:
           Mr. Cullimore, Jr.          10,853,365       43,942        339,762
           Mr. Cullimore               10,879,477       17,830        339,762
           Mr. Beardall                10,884,807       12,500        339,762
           Dr. Hansen                  10,892,177        5,130        339,762
           Mr. Christensen             10,892,177        5,130        339,762
           Mr. Barton                  10,891,177        6,130        339,762
           Mr. Edwards                 10,892,177        5,130        339,762

                                         For          Against        Abstain
                                         ---          -------        -------
         Proposal 2:
                                       11,179,429       41,872         16,769



                                         For          Against        Abstain
                                         ---          -------        -------
         Proposal 3*:
                                        6,147,203      607,061          3,800

         * Excludes 4.5 million broker non-votes

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


                                DYNATRONICS CORPORATION
                                Registrant


Date      2/13/08               /s/ Kelvyn H. Cullimore, Jr.
                                -----------------------------------------------
                                Kelvyn H. Cullimore, Jr.
                                Chairman, President and Chief Executive Officer
                                (Principal Executive Officer)


Date      2/13/08               /s/ Terry M. Atkinson, CPA
                                -----------------------------------------------
                                Terry M. Atkinson, CPA
                                Chief Financial Officer
                                (Principal Financial Officer)

--------------------------------------------------------------------------------