Form 10QSB
period 2008-03-31
DYNATRONICS CORP
filed 2008-05-14
CIK 720875

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2008.

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

                                 (801) 568-7000
                                 --------------
                (Issuer's telephone number, Including Area Code)

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

The number of shares outstanding of the issuer's common stock, no par value, as of May 12, 2008 is approximately 13.7 million.

Transitional Small Business Disclosure Format (Check one): Yes __ No  X
                                                                     ------

                             DYNATRONICS CORPORATION
                                   FORM 10-QSB
                                 MARCH 31, 2008
                                TABLE OF CONTENTS



                                                                     Page Number
                                                                     -----------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements................................................1

Condensed Consolidated Balance Sheets
March 31, 2008 and June 30, 2007 ...........................................1

Condensed Consolidated Statements of Operations
Three and Nine Months Ended March 31, 2008 and 2007.........................2

Condensed Consolidated  Statements of Cash Flows
Nine Months Ended March 31, 2008 and 2007...................................3

Notes to Condensed Consolidated Financial Statements........................4

Item 2. Management's Discussion and Analysis or Plan of Operation...........9

Item 3. Controls and Procedures............................................18

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......18

Item 6.  Exhibits..........................................................19

                             DYNATRONICS CORPORATION
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)


                           Assets               March 31, 2008    June 30, 2007
                                                --------------   --------------

Current assets:
  Cash                                          $      212,670        1,301,105
  Trade accounts receivable, less
     allowance for doubtful accounts
     of $181,990 at March 31, 2008
     and $330,857 at June 30, 2007                   5,513,805        3,757,484
  Other receivables                                     65,427          282,741
  Inventories, net                                   6,952,979        5,313,984
  Prepaid expenses                                     899,787          507,755
  Prepaid income taxes                                 106,412           92,702
  Deferred tax asset - current                         408,429          396,156
                                                --------------     ------------
        Total current assets                        14,159,509       11,651,927

Property and equipment, net                          3,617,687        3,453,495
Goodwill, net                                        6,623,596        2,758,572
Intangible asset, net                                  653,509          356,792
Deferred tax asset - noncurrent                        495,058                -
Other assets                                           354,154          346,830
                                                --------------     ------------
                                                $   25,903,513       18,567,616
                                                ==============     ============

                      Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term
     debt                                       $      318,632          271,979
  Line of credit                                     5,704,823          250,000
  Warranty reserve                                     208,000          208,000
  Accounts payable                                   2,380,281        1,241,030
  Accrued expenses                                     395,275          287,773
  Accrued payroll and benefit expenses                 422,796          276,754
  Acquisition cash obligations                               -        1,000,000
                                                --------------     ------------
        Total current liabilities                    9,429,807        3,535,536

Long-term debt, excluding current
     installments                                    3,110,160        3,251,631
Deferred compensation                                  444,635          420,470
Deferred tax liability - noncurrent                          -          289,335
                                                --------------     ------------
        Total liabilities                           12,984,602        7,496,972
                                                --------------     ------------
Commitments and contingencies

Stockholders' equity:
  Common stock, no par value.
     Authorized 50,000,000 shares;
     issued 13,540,736 shares at
     March 31, 2008 and 10,308,522
     shares at June 30, 2007                         7,755,184        4,227,147
  Retained earnings                                  5,163,727        6,843,497
                                                --------------     ------------

        Total stockholders' equity                  12,918,911       11,070,644
                                                --------------     ------------
                                                $   25,903,513       18,567,616
                                                ==============     ============

See accompanying notes to condensed consolidated financial statements.

                             DYNATRONICS CORPORATION
                 Condensed Consolidated Statements Of Operations
                                   (Unaudited)

                           Three Months Ended           Nine Months Ended
                                 March 31                    March 31
                           2008           2007          2008           2007
                       ------------   -----------   ------------   ------------

Net sales              $  7,781,871   $ 4,330,440   $ 24,534,934   $ 12,897,679
Cost of sales             4,946,912     2,719,548     15,428,447      8,163,440
                       ------------   -----------   ------------   ------------
    Gross profit          2,834,959     1,610,892      9,106,487      4,734,239

Selling, general,
  and
  administrative
  expenses                3,325,765     1,368,680     10,240,809      3,938,693
Research and
  development
  expenses                  368,994       328,980      1,070,993      1,153,736
                       ------------   -----------   ------------   ------------
    Operating
    income (loss)          (859,800)      (86,768)    (2,205,315)      (358,190)
                       ------------   -----------   ------------   ------------

Other income
 (expense):
  Interest income             3,823         7,381          9,210         18,726
  Interest expense         (165,613)      (54,870)      (463,216)      (155,640)
  Other income, net           2,033         1,919          8,865          7,326
                       ------------   -----------   ------------   ------------
    Net other
    income
    (expense)              (159,757)      (45,570)      (445,141)      (129,588)
                       ------------   -----------   ------------   ------------

    Income (loss)
    before income
    taxes                (1,019,557)     (132,338)    (2,650,456)      (487,778)

Income tax expense
  (benefit)                (390,782)      (50,949)      (970,686)      (187,794)
                       ------------   -----------   ------------   ------------

    Net income
    (loss)             $   (628,775)  $   (81,389)  $ (1,679,770)  $   (299,984)
                       ============   ===========   ============   ============

Basic and diluted
   net income
   (loss) per
   common share        $      (0.05)  $     (0.01)  $      (0.12)  $      (0.03)
                       ============   ===========   ============   ============

Weighted average
  basic and
  diluted common
  shares
  outstanding
  (note 2)

          Basic          13,579,328     8,881,534       13,616,237    8,936,425

          Diluted        13,579,328     8,881,534       13,616,237    8,936,425





See accompanying notes to condensed consolidated financial statements.

                             DYNATRONICS CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                         Nine Months Ended
                                                             March 31
                                                       2008            2007
                                                   ------------    ------------
Cash flows from operating activities:
  Net loss                                         $ (1,679,770)       (299,984)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
       Depreciation and amortization
         of property and equipment                      276,844         266,108
       Amortization of intangible assets                 69,683           5,493
       Stock based compensation expense                 292,365           6,374
       Provision for doubtful accounts                  190,000          24,000
       Provision for inventory obsolescence             126,000         126,000
       Provision for deferred income taxes             (971,854)              -
       Provision for warranty reserve                   209,137         198,792
       Provision for deferred compensation               24,165          24,165
       Change in operating assets and liabilities:
         Receivables                                   (360,468)       (109,726)
         Inventories                                   (572,356)       (154,519)
         Prepaid expenses and other assets             (394,574)        144,232
         Accounts payable and accrued expenses         (313,142)       (651,136)
         Prepaid income taxes                           (13,710)       (196,402)
                                                   ------------    ------------

           Net cash used in operating activities     (3,117,680)       (616,603)
                                                   ------------    ------------

Cash flows from investing activities:
  Capital expenditures                                 (238,138)        (68,009)
  Business acquisitions                              (1,839,794)              -
                                                   ------------    ------------

           Net cash used in investing activities     (2,077,932)        (68,009)
                                                   ------------    ------------

Cash flows from financing activities:
  Principal payments on long-term debt                 (184,952)       (193,281)
  Net change in line of credit                        4,454,823       1,090,786
  Proceeds from issuance of common stock                 49,225          23,664
  Redemption of common stock                           (211,919)       (192,444)
                                                   ------------    ------------

            Net cash provided by financing
            activities                                4,107,177         728,725
                                                   ------------    ------------

            Net change in cash                       (1,088,435)         44,113

Cash at beginning of period                           1,301,105         423,184
                                                   ------------    ------------

Cash at end of period                              $    212,670         467,297
                                                   ============    ============

Supplemental disclosures of cash flow information:
  Cash paid for interest                           $    438,872         152,215
  Cash paid for income taxes                              8,700           8,608
Supplemental disclosure of non-cash investing
  and financing activities:
    Stock based compensation - see note 3
      for details
    Business acquisition disclosure - see note
      9 for details
    Capital expenditures financed by long
      term debt                                          90,134               -
    Acquisition cash obligation financed by
      line of credit                                  1,000,000               -



See accompanying notes to condensed consolidated financial statements.

                             DYNATRONICS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)


NOTE 1.  PRESENTATION

The condensed consolidated balance sheet as of March 31, 2008 and condensed consolidated statements of operations and cash flows for the three and nine months ended March 31, 2008 and 2007 were prepared by Dynatronics Corporation without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements for the two years ended June 30, 2007 and 2006. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's form 10-KSB filing.

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

In calculating net income (loss) per common share, the net income (loss) was the same for both the basic and diluted calculation for the three and nine months ended March 31, 2008 and 2007. A reconciliation between the basic and diluted weighted-average number of common shares for the three and nine months ended March 31, 2008 and 2007 is summarized as follows:

                               (Unaudited)                  (Unaudited)
                           Three Months Ended            Nine Months Ended
                                March 31,                    March 31,
                           2008          2007           2008            2007
                       ------------   -----------   ------------   -------------

Basic weighted average
number of common shares
outstanding during the
period                   13,579,328     8,881,534     13,616,237      8,936,425

Weighted average
number of dilutive
common stock options
outstanding during the
period                          -0-           -0-            -0-            -0-
                       ------------   -----------   ------------   ------------

Diluted weighted
average number of
common and common
equivalent shares
outstanding during the
period                   13,579,328     8,881,534     13,616,237      8,936,425
                       ============   ===========   ============   ============

Outstanding options not included in the computation of diluted net loss per share for the three month periods ended March 31, 2008 and 2007 total 1,323,464 and 830,757 and for the nine month periods ended March 31, 2008 and 2007 total 730,646 shares and 810,193 respectively, because to do so would have been anti-dilutive.

NOTE 3. STOCK BASED COMPENSATION

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period. The Company recognized $18,390 and $2,374 in stock-based compensation during the three months ended March 31, 2008 and 2007, respectively, and recognized $292,365 and $6,374 in stock-based compensation during the nine months ended March 31, 2008 and 2007, respectively, as selling, general, and administrative expenses in the condensed consolidated statements of operations.

On July 1, 2007, the Company granted 220,000 shares of common stock to employees with an estimated value of $1.08 per share. This stock had a ninety day vesting period. On July 1, 2007, the Company also granted 80,000 shares of common stock with an estimated value of $1.08 per share, which vested over a four-year period in annual installments of 20,000 shares per year. The Company recognized $11,250 and $272,700 in stock-based compensation during the three and nine month periods ended March 31, 2008, respectively, from these shares. As of March 31, 2008, $52,650 in unrecognized stock-based compensation from the unvested shares is expected to be recognized over the remainder of the four-year period.

NOTE 4.  COMPREHENSIVE INCOME

For the periods ended March 31, 2008 and 2007, comprehensive income was equal to the net income as presented in the accompanying condensed consolidated statements of operations.

NOTE 5.  INVENTORIES

Inventories consisted of the following:

                                                March 31, 2008    June 30, 2007
                                                --------------   --------------

Raw material                                    $    3,278,192        2,961,653
Finished goods                                       4,060,410        2,646,141
Inventory reserve
                                                      (385,623)        (293,810)
                                                --------------   --------------

                                                $    6,952,979        5,313,984
                                                ==============   ==============

NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment were as follows:

                                                March 31, 2008    June 30, 2007
                                                --------------   --------------

Land                                            $      354,743          354,743
Buildings                                            3,682,504        3,603,380
Machinery and equipment                              1,656,230        1,521,601
Office equipment                                     1,281,926        1,147,667
Vehicles                                               188,148           95,124
                                                --------------   --------------
                                                     7,163,551        6,722,515

Less accumulated depreciation
   and amortization                                  3,545,864        3,269,020
                                                --------------   --------------

                                                $    3,617,687        3,453,495
                                                ==============   ==============

NOTE 7.  PRODUCT WARRANTY RESERVE

The Company accrues the estimated costs to be incurred in connection with its product warranty programs as products are sold based on historical warranty rates. A reconciliation of the changes in the warranty liability is as follows:

                                                 Three months      Three months
                                                    ended             ended
                                                March 31, 2008    March 31, 2007
                                                --------------   ---------------

Beginning product warranty reserve balance      $      208,000          208,000
Warranty repairs                                       (81,962)         (64,235)
Warranties issued                                      117,848           62,157
Changes in estimated warranty costs                    (35,886)           2,078
                                                --------------   --------------
Ending product warranty liability balance       $      208,000          208,000
                                                ==============   ==============

                                                 Nine months       Nine months
                                                    ended             ended
                                                March 31, 2008    March 31, 2007
                                                --------------   ---------------

Beginning product warranty reserve balance      $      208,000          208,000
Warranty repairs                                      (209,137)        (198,792)
Warranties issued                                      371,556          185,128
Changes in estimated warranty costs                   (162,419)          13,664
                                                --------------   --------------
Ending product warranty liability balance       $      208,000          208,000
                                                ==============   ==============

NOTE 8. COMMON STOCK.

The Company received proceeds of $49,225 during the nine months ended March 31, 2008 for 47,499 shares of common stock that were issued upon the exercise of options for services.

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

The acquisition value of the five dealers acquired was accounted for using the purchase method of accounting. Accordingly, the purchase price was assigned to the assets acquired and the liabilities assumed based on fair values at the purchase date. The following table reflects the unaudited estimated fair values of the assets acquired and the liabilities assumed as of the acquisition date:

  Cash                                                           $      651,828
  Trade accounts receivable                                           1,160,976
  Inventories                                                         1,192,639
  Prepaid expenses                                                        4,782
  Property and equipment                                                112,764
  Cash surrender value of life insurance                                207,563
  Intangible assets - weighted average 9 years                          366,400
  Goodwill                                                            3,512,779
                                                                 --------------
  Total assets acquired                                               7,209,731
  Accounts payable and accrued expenses                              (1,496,800)
                                                                 --------------
  Net assets acquired                                                 5,712,931
                                                                 ==============

The acquisition resulted in a $175,188 deferred income tax liability and a corresponding increase to goodwill of $175,188.

Unaudited pro forma results of operations for the three and nine months ended March 31, 2008 and 2007, as though the five dealers had been acquired as of July 1, 2006, are as follows:

                                                 Three months      Three months
                                                    ended             ended
                                                March 31, 2008    March 31, 2007
                                                --------------   ---------------

  Net sales                                     $    7,781,871        6,542,337
  Net loss                                            (628,775)         (46,906)
  Basic and diluted net loss per common share             (.05)            (.00)



                                                  Nine months      Nine months
                                                    ended             ended
                                                March 31, 2008    March 31, 2007
                                                --------------   ---------------

  Net sales                                     $   24,534,934       19,472,975
  Net loss                                          (1,679,770)        (196,534)
  Basic and diluted net loss per common share            (.12)             (.02)

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. The cost of the acquired companies in excess of the fair value of the net assets and purchased intangible assets at acquisition date is recorded as goodwill. As of March 31, 2008 the Company had net goodwill of $6,646,481 arising from various acquisitions. Goodwill is subject to annual specified impairment tests or more frequently if events or changes in circumstances indicate that goodwill might be impaired. There were no goodwill impairment losses recorded during the three and nine month periods ended March 31, 2008.

Identifiable Intangibles. Identifiable intangibles assets consists of the following:

                                                     As of            As of
                                                March 31, 2008    June 30, 2007
                                                --------------   --------------
  Trade name -  15 years                        $      339,400          118,000
  Domain name -  15 years                                5,400            1,200
  Non-compete covenant - 4 years                       149,400          114,000
  Customer relationships -  7-15 years                 120,000           89,000
  Trademark licensing agreement -  20 years             45,000              -0-
  Backlog of orders -  3 months                          2,700            2,700
  Customer database -  7 years                          38,100            8,700
  License agreement -  10 years                         73,240           73,240
                                                --------------   --------------
     Total identifiable intangibles                    773,240          406,840
  Accumulated amortization                             119,731           50,048
                                                --------------   --------------
                  Net carrying amount           $      653,509          356,792
                                                ==============   ==============

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

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51," which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to
(a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent's equity, (b) clearly identify and present both the parent's and the non-controlling's interest attributable consolidated net income on the face of the consolidated statement of income, (c) consistently account for changes in parent's ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly,
(d) measure of any gain, loss or retained non-controlling equity at fair value after a subsidiary is deconsolidated, and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods on or after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133, ("SFAS No. 161"), which requires companies to provide additional disclosures about its objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities , and related interpretations, and how the derivative instruments and related hedged items affect the Company's financial statements. SFAS No. 161 also requires companies to disclose information about credit risk-related contingent features in their hedged positions. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Although the Company will continue to evaluate the application of SFAS No. 161, management does not currently believe adoption will have a material impact on the Company's financial condition or operating results.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements (unaudited) and Notes thereto appearing in Part I, Item 1 of this report on Form 10-QSB.

Results of Operations
---------------------

The Company's fiscal year ends on June 30th. This report covers the three and nine months ended March 31, 2008, for the Company's fiscal year ending June 30, 2008.

Net Sales

During the quarter ended March 31, 2008, the Company's sales increased 79.7% to $7,781,871, compared to $4,330,440 in the quarter ended March 31, 2007. For the nine months ended March 31, 2008, the Company's sales increased 90.2% to $24,534,934, compared to $12,897,679 in the nine month period ended March 31, 2007. The increase in sales is the result of the addition of revenues from the Company's acquisition of six of its distributors of physical medicine products completed on June 30, 2007 and July 2, 2007. On June 30, 2007, we acquired our largest independent distributor, Rajala Therapy Sales Associates of Pleasanton, California. On July 2, 2007, Dynatronics acquired five additional independent distributors: Responsive Providers, Inc. of Houston, Texas; Therapy and Health Care Products, Inc. of Girard, Ohio; Cyman Therapy, Inc. of Detroit, Michigan; Al Rice and Associates, Inc. of Jeffersonville, Indiana; and Theratech, Inc. of Minneapolis, Minnesota. The vertical integration of these distributors is a key strategic step toward strengthening our distribution channels. We believe that these acquisitions, as they are fully assimilated into our business operations, will provide Dynatronics with more effective direct distribution of our products and result in better margins on each product sold at the retail level compared to the wholesale level. Subsequent to these acquisitions, we added twelve new direct sales persons in other territories including Southern California, Louisiana, Kansas, Oklahoma, and Missouri, expanding our direct sales force to 40 sales representatives covering 30 states.

The acquired distributors sell products from many manufacturers, including Dynatronics. As a result of the transactions described above, the mix between Company's sales of manufactured and distributed products during the quarter covered by this report shifted toward distributed products with 42% of sales attributed to sales of distributed products and the remaining 58% being manufactured products. By comparison, during the same period in fiscal year 2007, the mix between manufactured and distributed products was 71% and 29%, respectively. We anticipate the mix between manufactured and distributed products in future periods will be similar to the mix experienced during the first three quarters of fiscal year 2008.

Gross Profit

During the quarter ended March 31, 2008, gross profit increased 76% to $2,834,959, or 36.4% of net sales, compared to $1,610,892, or 37.2% of net sales, in the quarter ended March 31, 2007. For the nine months ended March 31, 2008, gross profit increased 92.4% to $9,106,487, or 37.1% of net sales, compared to $4,734,239, or 36.7% of net sales, in the nine months ended March 31, 2007. The increase in gross profit in the three and nine month periods was primarily a result of the sales added by the recent acquisitions. For the quarter ended March 31, 2008, gross profit as a percent of sales decreased 0.8 percentage point to 36.4% due to a shift in product mix toward sales of medical supplies and distributed items which generate lower margins as a percent of sales compared to the Company's manufactured medical devices and products.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the quarter ended March 31, 2008 increased $1,957,085 to $3,325,765, or 42.7% of net sales, compared to $1,368,680, or 31.6% of net sales in the prior year period. SG&A expenses for the nine months ended March 31, 2008 increased $6,302,116to $10,240,809, or 41.7% of net sales, compared to $3,938,693, or 30.5% of net sales in the prior year period. Substantially all of the increase in SG&A expenses for the nine months ended March 31, 2008 is related to the recent acquisitions and includes the following:

         o $3,315,500 in higher selling expenses primarily related to the new direct sales force
         o $1,878,400 in higher labor and operating costs to support the higher sales volume
         o $1,360,700 in higher general and administrative expenses associated with the acquired companies

With the assimilation of the six acquisitions substantially completed, during the quarter ended March 31, 2008, management implemented measures designed to reduce annual operating expenses by an estimated $1.9 million. These cost savings are expected to be achieved by a reduction of approximately 20 percent of the Company's workforce and the elimination of duplicative overhead expense. In addition, we consolidated operations from eight distribution points to three. Many of these reductions had been contemplated as part of the planning for the acquisition and assimilation of the distributors in 2007. We believe these reductions in expenses will not negatively impact the Company's sales or operations. The implementation of the cost reductions caused us to incur severance costs of approximately $102,000 that were expensed in the quarter ended March 31, 2008; we expect to see the benefit of those reductions in our operating results commencing in the fourth quarter 2008.

Research and Development

Research and Development ("R&D") expense during the quarter ended March 31, 2008 increased to $368,994, compared to $328,980 in the prior year period. The increase in the current quarter is attributable to the final stages of completing the new Synergie Elite line of products. R&D expense during the nine months ended March 31, 2008 decreased to $1,070,993 compared to $1,153,736 in the prior year period. R&D expense represented approximately 4.7% and 7.6% of the net sales of the Company in the quarters ended March 31, 2008 and 2007, respectively. R&D expenditures as a percentage of sales were lower due to the additional sales during the quarter and nine month periods ended March 31, 2008 due to the acquisitions, compared to the prior year periods which predated the acquisitions. R&D costs are expensed as incurred. Dynatronics intends to continue its commitment to developing innovative products for the physical medicine market in fiscal year 2008 and beyond in order to position the Company for growth.

Pre-tax Loss

Pre-tax loss for the quarter ended March 31, 2008 was $1,019,557 compared to a pre-tax loss of $132,338 in the quarter ended March 31, 2007. Pre-tax loss for the nine months ended March 31, 2008 was $2,650,456 compared to a pre-tax loss of $487,778 in the similar period ended March 31, 2007. Included in the pre-tax loss in the quarter ended March 31, 2008 was approximately $100,000 of severance costs related to the reduction in force completed during the quarter, as well as approximately $450,000 in costs management believes have been eliminated through the cost cutting measures implemented at the end of the quarter.

Income Tax Benefit

Income tax benefit for the quarter ended March 31, 2008 was $390,782 compared to income tax benefit of $50,949 in the quarter ended March 31, 2007. Income tax benefit for the nine months ended March 31, 2008 was $970,686 compared to income tax benefit of $187,794 in the nine months ended March 31, 2007. The effective tax rate for the quarter ended March 31, 2008 was 38.3% compared to 38.5% for the prior year period. The effective tax rate for the nine months ended March 31, 2008 was 36.6% compared to 38.5% for the prior year period. The lower tax rate for this quarter and nine month period ended March 31, 2008 reflects the assumption of certain anticipated tax benefits that will be earned during the year.

Net Loss

Net loss for the quarter ended March 31, 2008 was $628,775 ($.05 per share), compared to net loss of $81,389 ($.01 per share) in the quarter ended March 31, 2007. Net loss for the nine months ended March 31, 2008 was $1,679,770 ($.12 per share), compared to a net loss of $299,984 ($.03 per share) in the nine months ended March 31, 2007.

Recent Developments

On April 17, 2008, Dynatronics announced the introduction of the DynaPro Spinal Health System, a non-surgical treatment for back and neck pain. This innovative system combines the benefits of decompression and light therapy with core-stabilization exercises and nutrition, together forming a very effective tool for reducing pain.

Another new product introduced on April 17, 2008 was the new Dynatron X5 "Turbo" soft-tissue oscillation therapy unit. The new X5 "Turbo" is three times more powerful than the original X5 device and is a highly effective treatment for acute as well as chronic pain.

In April 2008, we began shipments of the new "Synergie Elite" line of aesthetic treatment devices. This new line is comprised of cellulite treatment devices, microdermabrasion units and bio-stimulation light therapy equipment. These new products represent the first time in 10 years the Synergie line of products have been updated. Initial response to the new Synergie Elite equipment at trade shows has been promising. The new updated design and additional features make the Synergie Elite products not only visually attractive, but functionally enhanced positioning us to better compete in the aesthetic markets.

Liquidity and Capital Resources
-------------------------------

The Company has financed its operations through available cash reserves and borrowings under its line of credit. The Company had working capital of $4,729,702 at March 31, 2008, inclusive of the current portion of long-term obligations and credit facilities, compared to working capital of $8,116,391 at June 30, 2007. The $3.4 million decrease in working capital over the nine month period is a direct result of a $5,455,000 increase in the line of credit that was required in part to finance a $3,400,000 increase in accounts receivable and inventory and to finance a portion of the $3.3 million in cash expended in the acquisitions in June and July 2007. The remaining reduction in working capital is accounted for by increased accounts payable and lower cash balances.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, increased $1,756,321 to $5,513,805 at March 31, 2008, compared to $3,757,484 at June 30,
2007. The majority of this increase in trade accounts receivable was a result of increased sales associated with the recent acquisitions. During the first eight months following the acquisitions, new billing paradigms were implemented to accommodate large orders from certain retail customers. These billing paradigms allowed extended terms for payment until complete orders had been delivered. These extended terms significantly delayed collection on some orders that had components delivered over a three to four month period of time. We are modifying these arrangements to require that all products subject to special term orders will be delivered within a specific 30 day period or the customer will be required to pay monthly for product shipped. As these accounts are collected and the new policy implemented, we expect accounts receivable to decrease in coming quarters.

Trade accounts receivable represent amounts due from the Company's dealer network, from medical practitioners and clinics. We estimate that the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers. Except for those special accounts described above, accounts receivable are generally due within 30 days of the agreed terms. However, as a result of the recent acquisitions, the character of the accounts receivable and collection patterns have changed and will be carefully monitored over the coming year to ensure the allowance estimates are adequate. Allowances for the retail accounts assumed in the acquisitions are currently calculated based on the historical experience of the acquired companies.

Inventories

Inventories, net of reserves, at March 31, 2008 increased $1,638,995 to $6,952,979 compared to $5,313,984 at June 30, 2007. This increase is primarily a result of the inventories acquired in connection with the acquisitions. Inventories are expected to reduce modestly now that we have consolidated eight distribution points to three central distribution facilities.

Goodwill

Goodwill at March 31, 2008 increased to $6,623,596, compared to $2,758,572 at June 30, 2007. This increase in goodwill is attributable to the acquisitions completed on July 2, 2007.

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

Accounts Payable

Accounts payable increased $1,139,251 to $2,380,281 at March 31, 2008, compared to $1,241,030 at June 30, 2007, primarily as a result of the recent acquisitions and the increased level of sales associated with those acquisitions. Accounts payable are generally within term with the exception of disputed or inadequately documented payables that are associated with the transition and assimilation of the acquired dealers. We attempt to take advantage of available early payment discounts when offered.

Accrued Expenses and Acquisition Cash Obligation

Accrued expenses increased $107,502 to $395,275 at March 31, 2008, compared to $287,773 at June 30, 2007, primarily as a result of increased sales at the retail level which generate higher sales tax liabilities in the 30 states where we now sell on a direct basis.

Acquisition cash obligations decreased to $0 at March 31, 2008, compared to $1,000,000 at June 30, 2007. This obligation at June 30 reflected the cash amount that was placed into escrow in conjunction with the acquisition made on June 30, 2007, which was paid subsequently.

Accrued Payroll and Benefit Expenses

Accrued payroll and benefit expenses increased $146,042 to $422,796 at March 31, 2008, compared to $276,754 at June 30, 2007. The increase in accrued payroll and benefit expenses is related to timing differences as well as increased number of employees resulting in higher accrued payroll at March 31, 2008 compared to June 30, 2007.

Cash

The Company's cash position decreased to $212,670, compared to $1,301,105 at June 30, 2007, as a result of payments related to the acquisitions made on June 30, 2007 and July 2, 2007. The Company had deposited the financing proceeds in anticipation of the acquisitions, which temporarily increased cash balances at June 30, 2007. The Company believes that improved cash flow from operations through improving management of accounts receivable, maintaining current inventory levels and the recently implemented reductions in expenses will further minimize operating losses and expedite a return to profitability. This improved cash flow combined with balances under available lines of credit is expected to be sufficient to cover operating needs in the ordinary course of business for the next twelve months. If we experience an adverse operating environment or unusual capital expenditure requirements, additional financing may be required. However, no assurance can be given that additional financing, if required, would be available on favorable terms.

Line of Credit

In March 2008, the Company temporarily increased its revolving line of credit with a commercial bank from $6,500,000 to $8,000,000. At March 31, 2008, the Company owed $5,704,823 compared to $250,000 at June 30, 2007. The increase in the line of credit was the result of the following factors:

         o    The Company used approximately $3.3 million under the line of credit to finance the acquisitions after June 30, 2007.
         o    Receivables and inventory increased $3,400,000, while payables increased approximately $1,139,000. This imbalance of slower collections while maintaining payables more current required additional financing demands on the line of credit.
         o Operating losses and capital expenditures, mostly associated with the acquisitions, required additional financing provided by the line of credit.

Interest on the line of credit is based on the bank's prime rate plus 1%, which at March 31, 2008, equaled 6.25%. The line of credit is collateralized by accounts receivable and inventories of the Company. Borrowing limitations are based on approximately 45% of eligible inventory and up to 80% of eligible accounts receivable. Interest payments on the line are due monthly. The line of credit is renewable biennially on December 15th and includes covenants requiring the Company to maintain certain financial ratios. As of March 31, 2008, the Company was in compliance with all loan covenants or had received waivers of any noncompliance.

The current ratio was 1.5 to 1 at March 31, 2008 compared to 3.3 to 1 at June 30, 2007. Current assets represented 55% of total assets at March 31, 2008, compared to 63% at June 30, 2007.

Debt

Long-term debt excluding current installments totaled $3,110,160 at March 31, 2008, compared to $3,251,631 at June 30, 2007. In June 2007, we obtained $1.5 million of long-term mortgage financing used to finance our acquisitions in June and July 2007. The funding of this loan temporarily increased our cash balances at the end of June 2007. Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee. The principal balance on the mortgage loans is approximately $3.4 million with monthly principal and interest payments of $40,707.

Inflation and Seasonality

The Company's revenues and net income from continuing operations have not been unusually affected by inflation or price increases for raw materials and parts from vendors.

The Company's business operations are not materially affected by seasonality factors.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and an understanding of our results of operations. The impact and risks related to these policies on our business operations are discussed where such policies affect our reported and expected financial results. In all material respects, management believes that the accounting principles that are utilized conform to accounting principles generally accepted in the United States of America.

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

Any modifications to estimates of inventory valuation reserves are reflected in the cost of goods sold within the statements of income during the period in which such modifications are determined necessary by management. At March 31, 2008 and June 30, 2007, our inventory valuation reserve balance, which established a new cost basis, was $385,623 and $293,810, respectively, and our inventory balance was $6,952,979 and $5,313,984 net of reserves, respectively.

Revenue Recognition

The majority of our product sales for the fiscal year ended June 30, 2007, were to customers who are independent distributors. Beginning in the fiscal first quarter ended September 30, 2007, a significant portion of our sales were generated through our new direct sales force. Our sales force and distributors sell our products to end users, including physical therapists, professional trainers, athletic trainers, chiropractors, medical doctors and aestheticians. With the acquisition of key distributors, we effectively reduced our dependence on sales by independent distributors. Sales revenues are recorded when products are shipped FOB shipping point under an agreement with a customer, risk of loss and title have passed to the customer, and collection of any resulting receivable is reasonably assured. Amounts billed for shipping and handling of products are recorded as sales revenue. Costs for shipping and handling of products to customers are recorded as cost of sales.

Allowance for Doubtful Accounts

We must make estimates of the collectibility of accounts receivable. In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $5,513,805 and $3,757,484, net of allowance for doubtful accounts of $181,990 and $330,857, at March 31, 2008 and June 30, 2007, respectively. The expansion of our customer base associated with more direct sales will spread bad debt risk over a broader base of customers and reduce the concentration of large dealer balances. At the same time, the management of more customer accounts presents a higher risk. These risks will be evaluated over the coming year to determine if current estimate policies are still applicable. In the meantime, allowance for doubtful accounts associated with these acquired customers is being based on the historical experience of the dealers acquired.

Business Plan and Outlook

During fiscal year 2008, we will continue to implement a four-fold strategy to improve overall operations. This strategy focuses on (1) strengthening in-house distribution channels; (2) developing new, state-of-the-art products for future growth; (3) refining operations associated with the acquired companies and reducing overhead costs; and (4) enhancing product profit margins through improved manufacturing processes. Our goal in implementing this four-fold strategy is to enable the Company to address short-term profitability without jeopardizing long-term growth.

Our primary market, the physical medicine marketplace, has experienced significant change over the past few years, most notably with consolidation among manufacturers and distributors. In order to compete more favorably and effectively, we moved aggressively to strengthen our channels of distribution by acquiring key distributors. We identified six key distributors with operations in 20 states. On June 30, 2007, we acquired our largest independent distributor headquartered in California. On July 2, 2007, we acquired five additional key independent distributors headquartered in Texas, Ohio, Michigan, Indiana and Minnesota. We also began hiring direct sales representatives in key locations around the country resulting in direct sales representatives now in 30 states. The creation of a direct distribution channel through these key acquisitions and hiring direct sales representatives provides Dynatronics with expanded ability to sell at the retail level, which we believe will improve gross profit margins and enhance the Company's control over the distribution process. We expect these changes will open new opportunities for improving future sales as we continue to pursue our strategy of strengthening our distribution channels through consideration of additional acquisitions, the expansion of our direct sales force, and maximizing our relationships with strong independent dealers.

In the fiscal year ended June 30, 2007, Dynatronics introduced many new products including the following:

         o Dynatron X3 - A powerful light therapy device capable of powering a light probe and two light pads simultaneously was introduced in August 2006.
         o Dynatron DX2 - Dynatronics' first proprietary traction device that offers not only decompression therapy, but also light therapy was introduced in December 2006.
         o Dynatron T4 Table - This motorized treatment table was introduced in March 2007 and is designed to be used in decompression and traction therapy.
         o Dynatron T3 Table - This motorized treatment table was introduced in July 2007 and was an enhancement of the company's popular HLT3 treatment table.
         o Dynatron X5 - A unique modality providing Oscillation Therapy for the reduction of pain using electrostatic fields that combine concepts from electrotherapy and therapeutic massage was introduced in June 2007.

Fiscal 2007 was an important year for introduction of new devices and technology. Significant investments were made in research and development to bring these products to market. That commitment to bringing new products to market has continued in the current fiscal year. Though our investment in research and development has not been as intense during the current fiscal year, the new product introductions have not diminished thus supporting our objective of bringing new, state of the art products to market to enhance growth.

In April 2008, Dynatronics introduced the DynaPro Spinal Health System, a non-surgical treatment for back and neck pain. This innovative system combines the benefits of decompression and light therapy with core-stabilization exercises and nutrition forming a very effective tool for reducing pain.

Decompression therapy has been shown effective in relieving pain associated with a host of back problems including herniated discs, degenerative disc disease, sciatica and pinched nerves. In addition to offering the most comprehensive approach to the effective treatment of many of the most common causes of back and neck pain, the DynaPro Spinal Health System features the company's Dynatron DX2, T4 treatment table and other packaged accessories incorporating a state-of-the-art marketing and patient-awareness program to help practitioners promote this proven, non-surgical pain relief treatment.

Another new product introduced in April 2008 is the new Dynatron X5 "Turbo" soft-tissue oscillation therapy unit. The new X5 "Turbo" is three times more powerful than the original X5 device and is a highly effective treatment for various orthopedic and sports injuries, and is gaining popularity in sports medicine.

Also introduced in April 2008 is the new "Synergie Elite" product line. The new "Synergie Elite" line of aesthetic treatment devices is comprised of cellulite treatment devices, microdermabrasion units and bio-stimulation light therapy equipment. These new products represent the first major redesign of the Synergie AMS cellulite reduction device and MDA microdermabrasion device since their introduction almost a decade ago. Initial response to the new Synergie Elite equipment at trade shows has been promising. The new updated design and additional features make the Synergie Elite products not only visually attractive, but functionally enhanced positioning us to better compete in the aesthetic markets. By including proven treatment procedures that have made Synergie aesthetic devices the most effective with the new design this line continues to be the best value on the market. In addition, we plan to develop and introduce additional products for the aesthetic market. Strategic partnerships, both domestic and international, are currently under consideration that would help maintain the sales momentum that is being initiated by the introduction of this revised product line.

With all these products being introduced in April 2008, we expect to receive revenue from sales of the new products during the fiscal fourth quarter ending June 30, 2008.

Since the acquisitions were completed in July 2007, Dynatronics has consolidated operations from eight distribution points to three facilities: our existing facilities in Tennessee and Utah as well as a new facility established in California that was formerly associated with Rajala Therapy Sales Associates, one of the acquired companies. The ability to timely service west coast customers was deemed a critical point of service and warranted the continuance of the Rajala operations. We believe that other areas of the country can be adequately served from these three warehouse operations.

With the assimilation of the six acquisitions now substantially completed, management has taken measures designed to reduce expenses by an estimated $1.9 million annually. These cost savings are expected to be achieved primarily by a reduction of approximately 20 percent of the Company's workforce and the elimination of duplicative overhead expense. Many of these reductions had been contemplated as part of the successful assimilation of the acquired distributors; however, implementation of the planned reductions took longer to realize than expected. The implementation of these cost reductions and further refinements that should be achieved over the coming months are expected to contribute significantly to our profitability objectives in the coming quarters.

In addition to reducing operating costs through better assimilation of the acquired dealers, sales strategies are being implemented to capitalize on our new direct sales force. While we continue to look for opportunities to add to our direct sales force, we also are working with strong, independent dealers who are well established in their territories. The combination of strong dealers and a direct sales force will allow us to continue to expand our sales network. In support of that effort, we plan to introduce the most comprehensive product catalog in the Company's history in September 2008. We expect that the expanded catalog and new sales initiatives will provide additional impetus to sales. In addition, we are currently negotiating strategic partnerships that we expect will give us greater access to segments of the market not previously pursued by Dynatronics.

We have long believed that international sales present an untapped potential for growth and expansion, particularly given the current exchange rates which favor foreign currencies over the dollar. Adding new distributors in several countries will be the key to this expansion effort. Our past efforts to improve international marketing have yielded only marginal improvements. We remain committed, however, to finding the most cost effective ways to expand our markets internationally. Our Salt Lake City facilities, where all electrotherapy, ultrasound, traction, STS devices, light therapy and Synergie products are manufactured, are certified to ISO 13485, an internationally recognized standard of excellence in medical device manufacturing. This designation is an important requirement in obtaining the CE Mark certification, which allows us to market our products in the European Union and other foreign countries.

Fiscal year 2008 thus far has been a year of transformation. Dynatronics has changed its business model from being primarily a manufacturer of products distributed through a network of independent dealers to a manufacturer and distributor of products through primarily a direct sales force as well as key independent dealers. This change in our business model comes in response to the changes occurring in our industry. Consolidation efforts have resulted in a much more competitive environment. These consolidation efforts are occurring in both manufacturing and distribution. The consolidation in manufacturing is being led by DJO, Inc. (formerly Re-able or Encore Medical). Over the past few years DJO, Inc. has acquired such companies as Chattanooga Group, Saunders, Iomed, Empi, and Rehabilicare. In addition it has acquired distributors, including Performance Modalities and Endeavor Medical. The consolidation in distribution is being led primarily by Patterson Medical. During the same period of time, Patterson Medical has acquired distributors including Sammons-Preston, Theraquip, Dale Surgical, W.S. Medical and Goldsmith Medical. These consolidation efforts have created both challenges and opportunities for Dynatronics.

In order to strategically protect distribution channels, Dynatronics acquired the six independent distributors previously discussed. Since that time, Dynatronics has continued to add direct sales personnel as well as strengthen relationships with key independent distributors. We believe that through these direct sales reps and independent distributor relationships, we have the premier distribution network of seasoned and trained equipment sales personnel in the industry. The consolidation efforts in manufacturing by DJO and in distribution by Patterson are having a polarizing effect and compelling independent distributors and sales reps to choose an affiliation. We believe many of the best of these have become affiliated with Dynatronics because of our innovative quality products and proven history of strong customer service and loyalty to our distribution network. The quality of our products, the breadth of our product line, and the strength of our distribution channel we believe enable us to effectively compete in servicing our core market of private clinical practitioners and professional, collegiate, and other athletic teams.

As a manufacturer of many of the products we sell, we also have the ability to be competitive in our pricing schemes - particularly when compared to large consolidated or independent distributors.

Dynatronics' management acknowledges that the transition in our business model has taken longer than anticipated and the losses incurred have been higher than expected. Sales during the quarter ended March 31, 2008, did not meet our expectations. Nevertheless, the strategic decisions to change our business model were mandated by our desire to be responsive to the consolidations occurring within our industry. While it has been a more expensive proposition than originally projected, we believe the worst is behind us. With the reduction in expenses already implemented, the new products recently introduced, the sales tools anticipated for introduction in the next two quarters, including the new catalog, and ongoing efforts to further streamline operations, we believe our goal of returning to profitability is achievable in the coming quarters.

Based on our defined strategic initiatives, we are focusing our resources in the following areas:

         o Reinforcing our position in the physical medicine market by securing channels of distribution through a strategy of acquiring dealers, recruiting direct sales representatives and working closely with the most successful dealers of capital equipment.

         o Improving sales by focusing on development of new sales strategies and promotional programs including the introduction of the most comprehensive catalog in our history.

         o Continuing development of new, state-of-the-art products, both high tech and commodity, in fiscal year 2008, for both the rehabilitation and aesthetic markets.

         o Further improving efficiencies in conjunction with the assimilation of the companies acquired.

         o Improving distribution of aesthetic products domestically and exploring the opportunities to introduce more products into the aesthetics market.

         o Expanding distribution of both rehabilitation and aesthetic products internationally.

         o Exploring strategic business alliances that will leverage and complement the Company's competitive strengths.

         o Exploring strategic relationships that would increase market reach and capital resources.

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

Item 3.  Controls and Procedures

Based on evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Report, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities. The following table summarizes purchases of Dynatronics common stock made by the Company during the quarter ended March 31, 2008, under a stock repurchase program approved by the board of directors of the Company in September 2003.

              Small Business Issuer Purchases of Equity Securities*

                                        Total # of            Approximate
                                        Shares Purchased      Dollar Value of
            Total # of                  as part of            Shares that May
            Shares      Average Price   Publicly Announced    Yet be Purchased
Period      Purchased   Paid per Share  Plans or Programs     Under Plan/Program
--------------------------------------------------------------------------------

1/1/08 to
1/31/08       39,000         $1.04              39,000               $201,756

2/1/08 to
2/29/08       35,014         $1.07              35,014               $164,336

3/1/08 to
3/31/08       18,500         $1.05              18,500               $144,950


----------------

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


                                 DYNATRONICS CORPORATION
                                 Registrant


Date        5/13/08              /s/ Kelvyn H. Cullimore, Jr.
     --------------------        ----------------------------------------------
                                 Kelvyn H. Cullimore, Jr.
                                 Chairman, President and Chief Executive Officer
                                 (Principal Executive Officer)


Date        5/13/08              /s/ Terry M. Atkinson, CPA
     --------------------        ----------------------------------------------
                                 Terry M. Atkinson, CPA
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

--------------------------------------------------------------------------------