Form 10KSB/A
period 2008-06-30
DYNATRONICS CORP
filed 2008-09-29
CIK 720875

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A


(Mark One)
[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934
                                        For the fiscal year ended June 30, 2008.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from __________ to ____________.

                         Commission file number 0-12697

                             DYNATRONICS CORPORATION
                 (Name of small business issuer in its charter)

                Utah                                         87-0398434
   -------------------------------                        -------------------
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)

                             7030 Park Centre Drive
                         Salt Lake City, Utah 84121-6618
               --------------------------------------------------
               (Address of principal executive offices, Zip Code)

Issuer's telephone number  (801) 568-7000

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value

Check whether the registrant is not required to file reports pursuant to Section
13 or Section 15(d) of the Exchange Act. Yes     No X
                                            ----   ----

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes      No X
                                    ----    ----

The issuer's revenues for the fiscal year ended June 30, 2008 were $32,592,507. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer was approximately $6.6 million as of September 18, 2008, based on the average bid and asked price on that date.

As of September 18, 2008, there were 13.7 million shares of the issuer's common stock outstanding.

                      Documents Incorporated by Reference

The issuer hereby incorporates information required by Part III (Items 9, 10, 11 and 14) of this report by reference to the issuer's definitive proxy statement to be filed pursuant to Regulation 14A and provided to shareholders subsequent to the filing of this report.

Transitional Small Business Disclosure Format (Check one):  Yes     No  X
                                                               ----   ----

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

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters
              and Small Business Issuer Purchases of Equity Securities........9
Item 6.       Management's Discussion and Analysis or Plan of
              Operation......................................................11
Item 7.       Financial Statements...........................................22
Item 8.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure............................22
Item 8A.      Controls and Procedures........................................22
Item 8B.      Other Information..............................................23

                                    PART III

Item 9.       Directors, Executive Officers, Promoters, Control
              Persons and Corporate Governance; Compliance with
              Section 16(a) of the Exchange Act..............................23
Item 10.      Executive Compensation.........................................23
Item 11.      Security Ownership of Certain Beneficial Owners
              and Management and Related Stockholder Matters.................23
Item 12.      Certain Relationships and Related Transactions, and
              Director Independence..........................................23
Item 13.      Exhibits.......................................................24
Item 14.      Principal Accountant Fees and Services.........................25
Signatures    ...............................................................26
Certifications  .............................................................

Unless the context otherwise requires, all references in this report to "we," "us," "our," "Dynatronics" or the "Company" include Dynatronics Corporation, a Utah corporation.

                                     PART I

Item 1. Description of Business

         When used in this report, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements within the statutory safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

         All references to the financials statements herein refer to the consolidated financial statements of Dynatronics Corporation, its affiliates and subsidiaries.

         Dynatronics was organized as a Utah corporation on April 29, 1983. The principal business of the Company is the design, manufacture, marketing and distribution of physical medicine products and aesthetic products.

Recent Developments

         Significant consolidation within the physical medicine market is changing the dynamics of our industry. In order to compete more effectively within the changing marketplace, we moved aggressively to create a direct channel of distribution. On June 30, 2007, we acquired our largest independent distributor, Rajala Therapy Sales Associates of Pleasanton, California ("Rajala"). On July 2, 2007, we acquired five additional independent distributors: Responsive Providers, Inc. of Houston, Texas ("RPI"); Therapy and Health Care Products, Inc. of Girard, Ohio ("THCP"); Cyman Therapy, Inc. of Detroit, Michigan ("Cyman"); Al Rice and Associates, Inc. of Jeffersonville, Indiana ("Al Rice"); and Theratech, Inc. of Minneapolis, Minnesota ("Theratech"). The vertical integration of these distributors is a key strategic step toward strengthening and preserving our distribution channels. We believe that when fully integrated, these acquisitions will provide Dynatronics with more effective direct distribution of our products

         Subsequent to these acquisitions, we added new direct sales representatives in Southern California, Louisiana, Kansas, Oklahoma, Wisconsin, Missouri, North Carolina, South Carolina, Virginia, West Virginia, and Maryland. We now cover 29 states with 36 direct sales representatives. This network of direct sales representatives significantly strengthens and complements the existing distribution of the Company through independent distributors and catalog companies.

         During fiscal year 2008, Dynatronics introduced four new products to the market. At the beginning of the fiscal year, the Company began shipping the new T3 treatment table. We believe this three-section table is unique due to its features and the tremendous value it provides for practitioners. The metal frames of the T3 tables are manufactured in Asia for optimal cost savings.

         In April 2008, Dynatronics announced the introduction of the DynaPro Spinal Health System, a non-surgical treatment for back and neck pain. This system combines the benefits of decompression and light therapy with core-stabilization exercises and nutrition, to form an effective tool for reducing back and neck pain.

         Another new product introduced in April 2008 was the Dynatron X5 "Turbo" soft-tissue oscillation therapy unit. The new X5 "Turbo" is three times more powerful than the original X5 device and we believe it is a highly effective treatment for acute and chronic pain.

         In April 2008, we also began shipments of the new "Synergie Elite" line of aesthetic treatment devices. This new line is comprised of cellulite treatment devices, microdermabrasion units and bio-stimulation light therapy equipment. These new products represent the first time in 10 years that the Synergie line of products has been updated. Initial response to the new Synergie Elite equipment at trade shows has been promising. We believe the new updated design and additional features make the Synergie Elite products both more visually attractive and functionally enhanced to enable us to better compete in the aesthetic markets.

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

         Therapeutic Ultrasound - Ultrasound therapy provides therapeutic deep heat to soft tissues through the introduction of sound waves into the body. It is one of the most common modalities used in physical therapy today for treating pain, muscle spasms and joint contractures.

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

         Infrared Light Therapy - The Company's five Dynatron Solaris units, as well as the Dynatron 702 and the Dynatron X3 and DX2 devices, feature infrared light therapy technology. These units are capable of powering various cluster probes at different wavelengths for treating a variety of medical conditions including pain and stiffness associated with arthritis, as well as muscle and joint pain. In fiscal year 2006, the Company introduced the Dynatron Xp light pad for treating larger areas of the body via unattended infrared light therapy. This light pad can be powered by several of the Company's devices including the Dynatron 702, Dynatron X3 and Dynatron DX2. The benefits of light therapy have been documented by thousands of research studies published over the past four decades.

         Oscillation Therapy - Soft tissue oscillation therapy has been used in Europe for over 15 years, yet is relatively new to the United States market. The Dynatron X5 Oscillation Therapy device creates an electrostatic field within the patient, resulting in a highly effective treatment for reducing minor muscle aches and pains.

         Iontophoresis - Iontophoresis uses electrical current to deliver drugs such as lidocaine for localized treatment of inflammation transdermally (through the skin) without the use of needles. In fiscal year 2006, the Company developed its own proprietary iontophoresis device - the Dynatron iBox - which is capable of delivering two treatments simultaneously. In addition, the Company began distribution in September 2006 of a line of proprietary iontophoresis electrodes with the brand name of Dynatron Ion electrodes. These electrodes replace the line of electrodes the Company previously distributed for Life-Tech and Naimco.

         The following chart lists the therapy device products manufactured and/or distributed by the Company.

                          Schedule of Therapy Products
                 Manufactured and/or Distributed by Dynatronics

       Product Name                       Description
       ------------                       -----------

     Dynatron(R) 125                      Ultrasound
     Dynatron(R) 525                      Electrotherapy
     Dynatron(R) 150 Plus**               Ultrasound
     Dynatron(R) 550 Plus**               Multi-modality Electrotherapy
     Dynatron(R) 650 Plus**               Multi-modality Electrotherapy
     Dynatron(R) 850 Plus**               Combination Electrotherapy/Ultrasound
     Dynatron(R) 950 Plus**               Combination Electrotherapy/Ultrasound
     Dynatron(R) STS                      Electrotherapy for Chronic Pain
     Dynatron(R) STS Rx                   Electrotherapy for Chronic Pain
     Dynatron(R) STSi                     Multi-modality Electrotherapy for
                                          Chronic Pain
     Dynatron Solaris(R) 701              Ultrasound with Infrared Light Therapy
     Dynatron(R) 702                      Infrared Light Therapy
     Dynatron Solaris(R) 705              Electrotherapy with Infrared Light
                                          Therapy
     Dynatron Solaris(R) 706              Electrotherapy with Infrared Light
                                          Therapy
     Dynatron Solaris(R) 708              Combination Electrotherapy/Ultrasound
                                          with Infrared Light Therapy
     Dynatron Solaris(R) 709              Combination Electrotherapy/Ultrasound
                                          with Infrared Light Therapy
     Dynatron Solaris(R) 880              Accessory Infrared Light Probe
     Dynatron Solaris(R) 890              Accessory Infrared Laser Light Probe
     Dynatron(R) X3                       Infrared Light Therapy
     DX2 and DynaPro Spinal
       Health System                      Combination Traction with Infrared
                                          Light Therapy
     Dynatron(R) X5 Turbo                 Oscillation Therapy
     Dynatron(R) iBox                     Iontophoresis
     Dynatron(R) TX900                    Traction Therapy
---------------------

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

         As a result of the acquisition of six independent distributors in June and July, 2007, the Company significantly expanded the number of products it now distributes to include more capital exercise equipment, massage therapy products, chiropractic tables, hand therapy products, pilates and yoga equipment, nutritional supplements, emergency care products and portable electrotherapy products. A new, 450 page full-line catalog was introduced to the market in September 2008, containing over 12,000 rehab products. This new catalog is a major step in presenting our Company's new image to the market following the assimilation of these dealers. It represents a more consolidated approach to selling not only our high-quality manufactured products, but the hundreds of lines of distributed products we now represent as a result of the dealer acquisitions.

         Dynatronics markets its products through direct sales representatives, independent dealers and through the new product catalog. We continually seek to update our line of manufactured and distributed medical supplies and soft goods.

         Treatment Tables and Rehabilitation Equipment - Dynatronics manufactures and distributes motorized and manually operated physical therapy treatment tables, rehabilitation parallel bars, and other specialty rehabilitation products.

Aesthetic Products
------------------

         Dynatronics manufactures and markets a line of aesthetic products under the brand name of Synergie. The new Synergie Elite Aesthetic Massage System
(AMS) applies therapeutic vacuum massage to skin and subcutaneous tissues to achieve a temporary reduction in the appearance of cellulite as well as reducing the circumferential body measurements of the treated areas.

         The results of a Company-sponsored research study show that 91% of Synergie participants experienced a reduction in the appearance of cellulite. In addition, participants on average reported a cumulative reduction of six-inches in girth around the hips, thighs, and waist.

         The Company also manufactures and markets the Synergie Elite microdermabrasion device (MDA) as a companion to the AMS device. The MDA device gently exfoliates the upper layers of skin, exposing softer, smoother skin. In conjunction with the microdermabrasion devices, the Company offers a unique line of skin care products under the trade name: Calisse(TM) which is designed to enhance the effects of the MDA treatments.

         As part of the aesthetics line of products, the Company markets the Synergie Elite LT device which provides light therapy for aesthetic applications. Light therapy is becoming popular in spas and health clubs for improving skin tone and appearance. Combining elements of the AMS vacuum massage techniques with microdermabrasion and Synergie Elite LT for light therapy has provided aestheticians with the ability to provide an enhanced "ultimate facial" available only with the use of Synergie devices.

Allocation of Sales Among Key Products

         No product accounted for more than 10% of the Company's revenues during fiscal years 2008 and 2007.

Patents and Trademarks

         Dynatronics holds a patent on the multi-frequency ultrasound technology that will remain in effect until June 2013, and a patent on the microdermabrasion device that will remain in effect until February 2020. In addition, we hold a patent on the STS technology for treating chronic pain that will remain in effect until July 17, 2021 and a patent on the combination of our aesthetic massage and microdermabrasion technologies that will remain in effect until May 11, 2019. We also hold two design patents on the microdermabrasion device that will remain in effect until November 2015. We hold a patent on our light therapy technology that will remain in effect until August 2025. Two additional patent applications pertaining to the Company's infrared light therapy technology and combination traction/light therapy technology have been filed with the U.S. Patent and Trademark Office and are currently pending. Dynatronics owns the exclusive, worldwide rights (under a license agreement) to a second existing patent on the STS technology for the treatment of chronic pain.

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

Warranty Service

         The Company warrants all products it manufactures for time periods ranging in length from 90 days to five years from the date of sale. Warranty service is provided from the Company's Salt Lake City, Utah and Chattanooga, Tennessee facilities according to the service required. These warranty policies are comparable to warranties generally available in the industry. Warranty claims as a percentage of gross sales were not material in fiscal years 2008 and 2007.

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

Customers and Markets

         Dynatronics' products are sold primarily to licensed practitioners or institutions such as physical therapists, chiropractors, podiatrists, sports medicine specialists, medical doctors, hospitals, plastic surgeons, dermatologists and aestheticians. As a result of the acquisition of six dealers and the appointment or hiring of other sales representatives, Dynatronics now has 36 direct sales representatives selling our products in 29 states. Additionally, Dynatronics works through a network of over 275 independent dealers throughout the United States and internationally. The dealers purchase and take title to the products, which they then sell to the licensed practitioners mentioned above.

         The Company has entered into direct sales relationships with a few national and regional chains of physical therapy clinics and hospitals. We sell our products directly to these clinics and hospitals pursuant to preferred pricing arrangements. We also have preferred pricing arrangements with key dealers who commit to purchase certain volumes and varieties of products. No single dealer or national account or group of related accounts was responsible for 10% or more of total sales in fiscal years 2008 or 2007.

         Dynatronics exports products to approximately 30 different countries. International sales (i.e., sales outside North America) totaled $772,500 in fiscal year 2008 compared to $711,500 in fiscal year 2007. The Company is working to establish effective distribution for its products in international markets. Our Salt Lake City facility is certified to the ISO 13485 quality standard for medical device manufacturing. Many of the Company's therapy devices carry the CE Mark, a designation required for marketing products in the European community that signifies the device or product was manufactured pursuant to a certified quality system. The Company has no foreign manufacturing operations. However, we do purchase certain products and components from foreign manufacturers.

Competition

         Despite significant competition, Dynatronics has distinguished key products by using the latest technology, many of which are protected by patents. We believe that the integration of advanced technology in the design of each product, has distinguished Dynatronics' products in a competitive market. Dynatronics was the first company to integrate infrared light therapy as part of a combination therapy device. The Company holds one patent on its light therapy technology and has applied for two additional patents on its light therapy technology. In addition, by manufacturing many of the medical supplies, soft goods and tables it sells, the Company can focus on quality manufacturing at competitive prices. We believe these factors give Dynatronics an edge over many competitors who are solely distributors of such products. Furthermore, the acquisition of six key distributors in June and July 2007 and the addition of direct sales representatives provide Dynatronics with direct distribution of products into 29 states. This vertical integration allows us to exercise better control over the sale and distribution of our products.

         A discussion of the competition by category follows. However, it should be noted that by virtue of the acquisition of the six dealers in June and July, 2007, Dynatronics now is a distributor of many of these competitive products such as Mettler, MedX, and some DJO products as well as many manufacturers of treatment tables, medical supplies and soft goods.

         Electrotherapy/Ultrasound Competition. Competition in the clinical market for electrotherapy and ultrasound devices comes from both domestic and foreign companies. Approximately one dozen companies produce electrotherapy and/or ultrasound devices. Some of these competitors are larger and better established, and have greater resources than the Company. Other than Dynatronics, few companies, domestic or foreign, provide multiple-modality devices, which is one important distinction between Dynatronics and our competition. Furthermore, we believe no competitor offers three frequencies on multiple-sized soundheads for which Dynatronics holds a patent. The Company's primary domestic competitors in the sale of electrotherapy and ultrasound products include: DJO (Chattanooga Group division), Naimco (Rich-Mar division) and Mettler Electronics.

         Light Therapy. Competitors that manufacture and market light therapy devices include: DJO, Erchonia, Anodyne and MedX, among others. These competitors offer units that are not as powerful as our units. We are aware of only one competitor, DJO, that offers a combination light therapy device that includes electrotherapy and ultrasound capabilities.

         Medical Supplies & Soft Goods. The Company competes against various manufacturers and distributors of medical supplies and soft goods, some of which are larger, more established and have greater resources than Dynatronics. Excellent customer service along with providing value to customers is of key importance in this market. While there are many specialized manufacturers in this area such as DJO and Fabrication Enterprises, most competitors are primarily distributors such as North Coast Medical, Sammons Preston (a division of Patterson Medical), and Meyer Distributing. Dynatronics enjoys cost advantages on the products it manufactures and directly distributes compared to companies that only distribute similar products.

         Iontophoresis. Competition in the iontophoresis market includes DJO (EMPI and Iomed divisions), Birch Point Medical, Vyteris and Naimco. DJO enjoys the largest market share. We believe that our strong distribution network is important to our continued ability to compete in this increasingly competitive market. In addition, our products target a lower selling price than the products of DJO and Birch Point. Our Dynatron iBox iontophoresis device is helping expand our presence in this market.

         Treatment Tables. The primary competition in the treatment table market is from domestic manufacturers including Hill Laboratories Company, Hausmann Industries, Sammons Preston, Bailey Manufacturing, Tri-W-G, DJO, Armedica, and Clinton Industries. We believe we compete based on our industry experience and product quality. In addition, certain components of the treatment tables are manufactured overseas, which we believe allows for pricing advantages over competitors.

         Aesthetic Products. The Company's two primary competitors in the therapeutic massage industry are LPG Systems, and Silhouette Tone. Other competitors include Cynosure, Inc., Diamond Systems, Palomar Medical Eleme Medical, Syneron, and Durmafirm. The Synergie Elite AMS device utilizes proprietary technology that has been proven effective in a research study. In addition, we provide a comprehensive training and certification program for aestheticians and medical practitioners. Dynatronics' aesthetic massage equipment is priced lower than competitor's units, providing a significant advantage in the marketplace. Dynatronics is developing a network of domestic and international distributors and national accounts, which is expected to provide another competitive advantage in the marketplace for these products.

         There are a number of competitors in the microdermabrasion market including: Mega Peel, Diamond Peel, DermaGenesis, DermaMed, E-Med, Integremed, Medical Alliance, Palomar, Slimtone USA and Soundskin Corp. The Synergie MDA device incorporates a patented anti-clogging design for the crystals, which sets it apart from competitors' units. In addition, the system has an innovative disposable system for the abrasive material, which prevents unwanted contact with the spent crystals following treatment. Powered by the Synergie Elite AMS device, the Synergie Elite MDA is one of the most powerful units on the market.

         Competitors in the light therapy segment of the aesthetic market include Revitalite, Silhouette Tone, Photo Actif, and DermaPulse. We believe the Synergie Elite LT device is the most powerful of all the units on the market. It features a computerized dosage calculation system and is competitively priced.

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

Research and Development (R&D)

         In fiscal year 2008, Dynatronics continued its aggressive R&D campaign, developing four new products during the year including the Dynatron X5 Turbo Oscillation Therapy device, the DynaPro Spinal Health System, the T3 treatment table and the Synergie Elite AMS/MDA/light therapy system. Total R&D expenditures for 2008 were $1,354,743, compared to $1,492,774 in 2007. R&D expenses represented approximately 4.2% and 8.4% of the revenues of the Company in 2008 and 2007, respectively

Regulatory Matters

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

         As a device manufacturer, we are required to register with the FDA and once registered we are subject to inspection for compliance with the FDA's Quality Systems regulations. These regulations require us to manufacture our products and maintain our documents in a prescribed manner with respect to manufacturing, testing, and control activities. Further, we are required to comply with various FDA requirements for reporting. The FDC Act and medical device reporting regulations require us to provide information to the FDA on deaths or serious injuries alleged to have been caused or contributed to by the use of our products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to occur. The FDA also prohibits an approved device from being marketed for unapproved uses. All of our therapeutic and aesthetic treatment devices as currently designed are cleared for marketing under section 510(k) of the Medical Device Amendment to the FDC Act ("510(k)") or are considered 510(k) exempt. If a device is subject to section 510(k), the FDA must receive premarket notification from the manufacturer of its intent to market the device. The FDA must find that the device is substantially equivalent to a legally marketed predicate device before the agency will clear the new device for marketing. We intend to continuously improve our products after they have been introduced to the market. Certain modifications to the Company's marketed devices may require a premarket notification and clearance under section 510(k) before the changed device may be marketed, if the change or modification could significantly affect safety or effectiveness. As appropriate, we may therefore submit future 510(k) notifications, Pre-Market Approval ("PMA") or PMA supplement applications to the FDA. No assurance can be given that clearance or approval of such new applications will be granted by the FDA on a timely basis, or at all. Furthermore, we may be required to submit extensive preclinical and clinical data depending on the nature of the product changes. All of the Company's devices, unless specifically exempted by regulation, are subject to the FDC Act's general controls, which include, among other things, registration and listing, adherence to the Quality System Regulation requirements for manufacturing, Medical Device Reporting and the potential for voluntary and mandatory recalls described above.

         During fiscal year 2003, Congress enacted the Medical Device User Fee and Modernization Act (MDUFMA). Among other things, this act imposes for the first time a user fee on medical device manufacturers. Under the provisions of MDUFMA, manufacturers seeking clearance to market a new device must pay a fee to the FDA in order to have their applications reviewed. Dynatronics submits new products for clearance primarily under section 510(k) of the Medical Device Amendment of the FDC Act. The fee per 510(k) submission in fiscal year 2008 was $3,066. Beginning October 1, 2008, FDA modified their fee structure pursuant to MDUFMA II which was a reauthorization of user fees to impose annual registration fees of approximately $1,851 per manufacturing site, with submission fees for 510(k) applications of approximately $1,847.

         Failure to comply with applicable FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Any such action by the FDA could materially adversely affect the Company's ability to successfully market its products. Our Salt Lake City facility is inspected periodically by both the FDA and state agencies for compliance with the FDA's GMP and other requirements, including appropriate reporting regulations and various requirements for labeling and promotion. The FDA Quality Systems Regulations are now based in large part on the ISO 13485 Quality Standard. The GMP regulation requires, among other things, that (i) the manufacturing process be regulated and controlled by the use of written procedures, and (ii) the ability to produce devices that meet the manufacturer's specifications be validated by extensive and detailed testing of every aspect of the process.

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

         From time to time, legislation is introduced in the Congress of the United States or in State Legislatures that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of medical devices and products like those manufactured by Dynatronics. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance, or interpretations will be changed, and what the impact of such changes, if any, may be on the Company's business and the results of its operations. We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, domestically or internationally, would have on our business in the future. They could include, however, requirements for the reformulation of certain products to meet new standards, the recall or discontinuance of certain products, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and additional scientific substantiation. Any or all such requirements could have a material adverse effect on the Company.

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

Employees

         On June 30, 2008, we had a total of 165 full-time employees and 18 part-time employees, compared to 144 full-time employees and 7 part-time employees at June 30, 2007.

Item 2.   Description of Property
          -----------------------

         The Company's headquarters and principal place of business are located at 7030 Park Centre Drive, Salt Lake City, Utah. The headquarters consist of a single facility housing administrative offices and manufacturing space totaling approximately 36,000 square feet. The Company owns the land and building, subject to mortgages requiring a monthly payments totaling approximately $27,429. The mortgages mature in 2008, 2013 and 2017. The Company also owns a 53,200 sq. ft. manufacturing facility in Ooltewah, Tennessee, and accompanying undeveloped acreage for future expansion subject to a mortgage requiring monthly payments of $13,278 and maturing in 2021. The Company rents office and/or warehouse space for its newly acquired dealers in Pleasanton, California; Houston, Texas; Detroit, Michigan; and Girard, Ohio.

         We believe the manufacturing facilities described above are adequate and able to accommodate presently expected growth and needs of the Company for its operations. As Dynatronics continues to grow, additional facilities or the expansion of existing facilities will likely be required.

         The Company owns equipment used in the manufacture and assembly of its products. The nature of this equipment is not specialized and replacements may be readily obtained from any of a number of suppliers. The Company also owns computer equipment and engineering and design equipment used in its research and development programs.

Item 3.   Legal Proceedings
          -----------------

         There are no pending legal proceedings of a material nature to which Dynatronics is a party or of which any of its property is the subject.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report. The Company's annual meeting of shareholders will be held in November 2008.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters and Small
          ------------------------------------------------------------------
          Business Issuer Purchases of Equity Securities
          ----------------------------------------------

         Market Information. As of September 17, 2008, there were 13.7 million shares of common stock of Dynatronics issued and outstanding. The common stock of the Company is listed on the Nasdaq Capital Market (symbol: DYNT). The following table shows the range of high and low sale prices for the common stock as quoted on the NASDAQ system for the quarterly periods indicated.


                                                Year Ended June 30,
                                            2008                  2007
                                            ----                  ----
                                       High       Low        High      Low
                                       -------------------------------------

1st Quarter (July-September)           $2.00     $ .95      $1.36      $1.13
2nd Quarter (October-December)         $1.55     $1.01      $1.45      $1.11
3rd Quarter (January-March)            $1.20     $ .97      $1.27      $1.02
4th Quarter (April-June)               $1.07     $ .60      $1.22      $ .97

         Holders. As of September 17, 2008, the approximate number of common stock shareholders of record was 454. This number does not include beneficial owners of shares held in "nominee" or "street" name. Including beneficial owners, we estimate that the total number of shareholders exceeds 2,000.

         Dividends. The Company has never paid cash dividends on its common stock. Our anticipated capital requirements are such that we intend to follow a policy of retaining earnings in order to finance the development of the business.

         NASDAQ Deficiency Notice. On June 25, 2008, Dynatronics received a Deficiency Letter from the NASDAQ Stock Market, indicating that the Company had failed to comply with the minimum bid requirement for continued inclusion under Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(8)(D), the Company is provided 180 days, or until December 22, 2008, to regain compliance with the bid price deficiency rule.

         The management of Dynatronics intend to use their best efforts to regain compliance with NASDAQ's minimum bid requirement. However, there can be no assurance that compliance with the minimum bid requirement will be achieved given recent historical performance of the Company and the overall current condition of financial and stock markets in the United States. If compliance is not achieved, the Company's stock will likely be delisted from NASDAQ and begin trading on the OTC bulletin board.

       Securities Authorized for Issuance Under Equity Compensation Plans

         The following table shows information related to our equity compensation plans as of June 30, 2008:


                     Plan Category                                 Number of     Weighted-average     Number of
                                                                 securities to   exercise price       securities
                                                                   be issued           of             remaining
                                                                      upon         outstanding      available for
                                                                  exercise of       options,       future issuance
                                                                  outstanding       warrants         under equity
                                                                    options,       and rights        compensation
                                                                    warrants                            plans
                                                                   and rights                         (excluding
                                                                                                      securities
                                                                                                     reflected in
                                                                                                      column (a))
                                                                      (a)              (b)               (c)
--------------------------------------------------------------- ---------------- ---------------- -----------------
 Equity compensation plans approved by security holders          1,101,603          $1.41              908,180
 Equity compensation plans not approved by security holders         40,000          $3.50                    0
          Total                                                   1,141,603                            908,180

         Recent sales of unregistered securities; use of proceeds.
         ---------------------------------------------------------

         On June 30, 2007, the Company entered into a merger agreement with Rajala. On July 2, 2007, the Company entered into separately negotiated merger agreements with RPI, THCP, Cyman, Al Rice, and Theratech. Pursuant to these several agreements, each of these entities was merged with and into a wholly-owned subsidiary of the Company, Dynatronics Distribution Company. In connection with these mergers, the Company paid cash and issued shares of common stock to the shareholders of Rajala, RPI, THCP, Cyman, Al Rice, and Theratech in exchange for all of the issued and outstanding stock of the target companies. The total number of shares of common stock issued in these transactions was 4,561,593 restricted shares of Dynatronics Corporation common stock at an exchange price of $1.13 per share. Prior to the merger transactions, none of Rajala, RPI, THCP, Cyman, Al Rice or Theratech was affiliated with or related to the Company or any of its subsidiaries or affiliates. Prior to the merger transactions, each of these entities was an independent vendor or distributor of the Company's products.

         In each of these transactions the securities were issued without registration under the Securities Act, in reliance upon exemptions from registration applicable to limited or non-public offers and sales of securities afforded by Section 4(2) and Rule 506 of Regulation D under the Securities Act. The Company filed a Form D reporting each such transaction with the Securities and Exchange Commission and with state securities regulators.

         Stock Options. In fiscal year 2008, Dynatronics granted 648,370 options to employees and officers pursuant to stock option plans. The total number of shares of common stock issuable under such options is 648,370 shares with an average exercise price of $1.07 per share. In fiscal year 2007, Dynatronics granted 40,959 stock options for shares of common stock at an average exercise price of $1.22 per share.

         Stock Repurchase. On September 3, 2003, the Company announced a stock repurchase program. The Board of Directors authorized the expenditure of up to $500,000 to purchase the Company's common stock on the open market pursuant to regulatory restrictions governing such repurchases. During fiscal year 2004, the Company purchased 77,400 shares for approximately $89,000. No shares were repurchased during fiscal year 2005. During fiscal year 2006, the Company purchased 46,393 shares for $59,449. During fiscal year 2007, the Company purchased 208,793 shares for $244,682. In December 2008, the Board of Directors authorized an additional $250,000 to purchase the Company's common stock on the open market. During fiscal year 2008, the Company purchased 258,569 shares for $280,440, leaving $76,429 of authorized funds for future stock repurchases. The stock repurchase program is conducted pursuant to safe harbor regulations under Rule 10b-18 of the Exchange Act for the repurchase by an issuer of its own shares. The following table summarizes purchases of equity securities by the Company under the repurchase program during the last quarter of fiscal year 2008:

              Small Business Issuer Purchases of Equity Securities

---------------------------- ------------- ----------- ------------ ----------
     Period                     (a)          (b)          (c)           (d)
                               Total        Average      Total        Maximum
                               number       price        number        number
                                of          paid per       of          (or
                               shares        share       shares     approximate
                              (or units)    (or unit)   (or units)    dollar
                              purchased                 purchased    value) of
                                                        as part      shares (or
                                                           of        units) that
                                                        publicly     may yet be
                                                        announced    purchased
                                                         plans       under the
                                                           or         plans
                                                         programs       or
                                                                      programs
---------------------------- ------------- ----------- ------------ ----------
April 1 to April 30, 2008        38,555       $.99       38,555       106,572
---------------------------- ------------- ----------- ------------ ----------
May 1 to May 31, 2008            13,300       $1.02      13,300       93,026
---------------------------- ------------- ----------- ------------ ----------
June 1 to June 30, 2008          22,074       $.75       22,074       76,429
---------------------------- ------------- ----------- ------------ ----------
Total                            73,929                  73,929
---------------------------- ------------- ----------- ------------ ----------

Item 6.   Management's Discussion and Analysis or Plan of Operation
          ---------------------------------------------------------

Overview
--------

         Our principal business is the design, manufacture, marketing, distribution and sales of physical medicine products and aesthetic products. With the acquisition of six key distributors in June and July 2007, we expanded the number of products we sell from approximately 2,000 to over 5,000 physical medicine and aesthetic products through a combination of direct sales representatives, a network of national and international independent dealers, direct relationships with certain national accounts, and a full-line catalog

         Sales of manufactured physical medicine products in fiscal years 2008 and 2007 represented approximately 49% and 76% of the Company's physical medicine product sales, respectively, with the balance each year sold by the Company as a distributor of non-manufactured products. As a result of the acquisition of six of our distributors who represented not only Dynatronics' products, but many other lines of products, there was a shift in the mix of sales that began to be more heavily weighted toward distributed products.

         Sales of manufactured aesthetic products in fiscal years 2008 and 2007 represented approximately 87% of the Company's aesthetic product sales each year, with the balance sold by the Company as a distributor of non-manufactured products.

         Sales of all physical medicine products represented 89.1% and 87.2% of total revenues in fiscal years 2008 and 2007, respectively; while sales of aesthetic products accounted for 4.2% and 6.5% of total revenues in 2008 and 2007, respectively. Chargeable repairs, billable freight revenue and other miscellaneous revenue accounted for approximately 6.7% and 6.3% of total revenues in 2008 and 2007, respectively.

         The manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products are regulated by both national and local governmental agencies in the United States and other countries, including the FDA. In addition, the FTC regulates our advertising and other forms of product promotion and marketing. Failure to comply with applicable FDA, FTC or other domestic or international regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, criminal prosecutions, limits on advertising, consumer redress, divestiture of assets, and rescission of contracts.

Selected Financial Data
-----------------------

         All references to the financials statements herein refer to the consolidated financial statements of Dynatronics Corporation, its affiliates and subsidiaries.

         The table below summarizes selected financial data contained in the Company's audited financial statements for the past six fiscal years. The audited financial statements for the fiscal years ended June 30, 2008 and 2007 are included with this report.

                                           Selected Financial Data
                                          Fiscal Year Ended June 30

                             2008           2007          2006          2005         2004           2003
                         ----------------------------------------------------------------------------------
Net Sales                $ 32,592,507  $ 17,837,104  $ 19,513,136  $ 20,404,368  $ 20,587,273  $ 16,896,992
Net Income (loss)        $ (8,443,771) $    (85,042) $    194,031  $    728,816  $    883,300  $     24,799
Net Income (loss)
 per share (diluted)     $       (.62) $       (.01) $        .02  $        .08  $        .10  $        .00
Working Capital          $  4,320,883  $  8,116,391  $  7,390,147  $  7,043,854  $  6,300,582  $  5,516,720
Total Assets             $ 18,427,819  $ 18,567,616  $ 14,523,655  $ 13,459,723  $ 14,272,579  $ 12,713,029
Long-term Obligations    $  3,501,377  $  3,961,436  $  2,637,263  $  1,914,490  $  2,034,854  $  2,203,779


Fiscal Year 2008 Compared to Fiscal Year 2007
---------------------------------------------

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Audited Financial Statements and Notes thereto appearing elsewhere in this report.

Net Sales

         Total net sales for the year ended June 30, 2008 increased 83% to $32,592,507, compared to $17,837,104 during fiscal year 2007. The increase in sales is the result of the addition of revenues from the Company's acquisition of six of its distributors of physical medicine products completed on June 30, 2007 and July 2, 2007. The vertical integration of these distributors is a key strategic step toward strengthening our distribution channels. We believe that these acquisitions provide Dynatronics with more effective direct distribution of our products and generate better margins on each product sold at the retail level compared to the wholesale level. Subsequent to these acquisitions, we added twelve new direct sales persons in other territories including Southern California, Louisiana, Kansas, Oklahoma, and Missouri, North Carolina, South Carolina, Virginia, West Virginia and Maryland expanding our direct sales force to 36 sales representatives covering 29 states.

         The acquired distributors sell products from many manufacturers, including Dynatronics. As a result of the transactions described above, the mix between Company sales of manufactured and distributed rehab products during 2008 shifted toward distributed products with 51% of sales attributed to sales of distributed products and the remaining 49% being manufactured products. By comparison, during 2007, the mix between distributed and manufactured products was 24% and 76%, respectively. We anticipate the mix between manufactured and distributed products in future periods will be similar to the mix experienced during fiscal year 2008.

Gross Profit

         During fiscal year 2008, gross profit increased $5,230,149 or 75.7% to $12,141,937 or 37.3% of net sales compared to 6,911,788 or 38.7% of net sales in 2007. The increase in gross profit was primarily a result of the sales added by the recent acquisitions. For the year ended June 30, 2008, gross profit as a percent of sales decreased 1.4 percentage points to 37.3%, compared to the prior year. Most of this decrease (approximately 1.2 percentage points) was related to $417,000 of inventories of Dynatronics manufactured products acquired from the six independent dealers which had a higher cost basis because they were held in the dealer inventory at wholesale cost instead of manufactured cost. Until that inventory was depleted, the Company recognized higher Cost of Goods Sold than it would have based on manufactured cost. Additionally, many distributed items carry lower margins than manufactured items. The shift toward more sales of distributed items would create downward pressure on overall gross margin percentages.

Selling, general and administrative expenses

         Selling, general and administrative ("SG&A") expenses for the year ended June 30, 2008 increased $7,931,330 to $13,473,190, or 41.3% of net sales, compared to $5,541,860, or 31.1% of net sales in the prior year. Substantially all of the increase in SG&A expenses for the year ended June 30, 2008 is related to the recent acquisitions and includes the following:

         o $4,247,000 in higher selling expenses primarily related to the new direct sales force
         o $2,230,000 in higher labor and operating costs to support the higher sales volume
         o $1,454,000 in higher general and administrative expenses associated with the acquired companies

         With the assimilation of the six acquisitions now substantially completed, management implemented measures in March 2008 and July 2008 designed to reduce annual operating expenses by more than $2.1 million. These cost savings include a reduction of approximately 20 percent of the Company's workforce and the elimination of duplicative overhead expense. In addition, we consolidated operations from eight distribution points to three. Many of these reductions had been contemplated as part of the planning for the acquisition and assimilation of the distributors in 2007. We believe these reductions in expenses will not negatively impact the Company's sales or operations as they represent primarily the elimination of unnecessary duplicate costs associated with the acquisitions.

Research and Development

         Research and Development ("R&D") expense during fiscal year 2008 was $1,354,743, compared to $1,492,774 in 2007. During fiscal 2008, we developed and introduced the DynaPro Spinal Health System, the Dynatron X5 Turbo Oscillation Therapy device, the new Synergie Elite AMS/MDA/Light Therapy line of products and the T3 treatment table. R&D expense represented approximately 4.2% and 8.4% of the net sales of the Company in 2008 and 2007, respectively. R&D expenditures as a percentage of sales were lower due to the additional sales coming from the acquisitions, compared to the prior year which predated the acquisitions. R&D costs are expensed as incurred. Dynatronics intends to continue its commitment to developing innovative products for the physical medicine market in fiscal year 2009 and beyond in order to position the Company for growth.

Goodwill Impairment

         At the end of fiscal year 2008, the Company performed an evaluation of goodwill in accordance with Statement of Financial Accounting Standard ("SFAS") No. 142. As a result of a decrease in the market value of the Company as reflected in the Company's lower stock price, an impairment of goodwill was indicated and the goodwill stated on the books was written off. This resulted in a $6.6 million write off of goodwill during the fourth quarter of fiscal year 2008. Most of that goodwill was associated with the acquisition of dealers at the first of the year, as well as the 1996 acquisition of our Tennessee operations. This write-off exhausts all goodwill assets on the books of the Company.

Pre-tax Loss

         Pre-tax loss for fiscal year 2008 was $9,915,555 compared to a pre-tax loss of $271,243 in 2007. The pre-tax loss in 2008 was comprised of approximately $6.6 million of goodwill impairment, $2 million in acquisition-related expenses, including exhausting acquired dealer inventories at higher costs than Dynatronics' cost of manufacturing, reducing personnel and the associated severance costs, stock option expense, and duplicate SG&A overhead costs, and approximately $768,000 in increased reserves for bad debts and inventory during the year. The increase in reserves was associated with increased receivables and inventories associated with higher sales.

Income Tax Benefit

         Income tax benefit for fiscal year 2008 was $1,471,784 compared to income tax benefit of $186,201 in 2007. The effective tax rate for 2008 was 14.8% compared to 68.6% in 2007. The lower effective tax rate for 2008 reflects the non-deductibility of significant portions of the goodwill impairment charges for tax purposes. The higher tax accrual rate in 2007 is a result of research and development tax credits and certain other items.

Net Loss

         Net loss for year ended June 30, 2008 was $8,443,771 ($.62 per share), compared to net loss of $85,042 ($.01 per share) in 2007. Major components contributing to the increased net loss in 2008 were the $6.6 million goodwill impairment, $2 million of acquisition related expenses and increases in reserves for bad debts and inventory.

Liquidity and Capital Resources
-------------------------------

         The Company has financed its operations through available cash reserves and borrowings under its line of credit. The Company had working capital of $4,320,883 at June 30, 2008, inclusive of the current portion of long-term obligations and credit facilities, compared to working capital of $8,116,391 at June 30, 2007. The $3.8 million decrease in working capital is a direct result of a $5,568,320 increase in the line of credit that was required in part to finance a $2.4 million increase in accounts receivable and inventory, to finance a portion of the $3.2 million in cash expended in the acquisitions in June and July 2007 and to finance operating losses incurred during the fiscal year. Other factors affecting working capital included increased accounts payable and accrued expenses as well as lower cash balances and other receivables.

Accounts Receivable

         Trade accounts receivable, net of allowance for doubtful accounts, increased $1,393,751 to $5,151,235 at June 30, 2008, compared to $3,757,484 at
June 30, 2007. The increase in receivables is roughly equivalent to 30 days worth of new sales through the direct sales reps. Many of the new retail customers acquired through the dealers are not extended credit terms but instead pay COD or by credit card. Conversely, some of the larger retail institutions will sometimes require extended terms to collect. On average the new retail sales attributable to our direct sales force are averaging 30 - 45 days to collect.

         Trade accounts receivable represent amounts due from the Company's dealer network, from medical practitioners and clinics. We estimate that the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers. During the reporting period the reserve for accounts receivable was increased by $480,000 with an ending reserve balance of $411,000 compared to an ending reserve balance on June 30, 2007 of $330,857. Accounts receivable are generally collected within 30 days of the agreed terms. However, as a result of the recent acquisitions, the character of the accounts receivable and collection patterns have changed and will be carefully monitored over the coming year to ensure the allowance estimates are adequate. Allowances for the retail accounts assumed in the acquisitions are currently calculated based on the historical experience of the acquired companies.

Inventories

         Inventories, net of reserves, at June 30, 2008 increased $969,084 to $6,283,068 compared to $5,313,984 at June 30, 2007. This increase is primarily a result of required adjustments in inventory levels to accommodate higher sales and the expansion of the number of stocked items. Inventories are expected to reduce modestly now that we have consolidated eight distribution points to three central distribution facilities. Inventory reserves were increased during the year by $288,000 to make allowance for increased inventory levels and unexpected losses associated with the increased volume of distributed goods.

Goodwill

         In compliance with SFAS No. 142, the Company was required to conduct an assessment of the Company's goodwill as of June 30, 2008. The SFAS No. 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the Company. As of June 30, 2008, the book value of the Company exceeded the fair value of the Company as determined by the market capitalization of the Company indicating an impairment of goodwill was likely.

         Because the fair value is determined to be less than book value, a second step was performed to compute the amount of the impairment. To ascertain this impairment, the Company retained an independent appraiser to determine the extent of the impairment. The determination of the appraiser was the Company's goodwill was 100% impaired. This resulted in a $6.6 million write-off of goodwill during the fourth quarter of fiscal year 2008. Most of that goodwill was associated with the acquisition of dealers at the first of the year, as well as the 1996 acquisition of our Tennessee operations.

Accounts Payable

         Accounts payable increased $182,809 to $1,423,839 at June 30, 2008, compared to $1,241,030 at June 30, 2007, primarily as a result of the recent acquisitions and the increased level of sales associated with those acquisitions. Accounts payable are generally within term. We strive to take advantage of available early payment discounts when offered.

Accrued Expenses and Acquisition Cash Obligation

         Accrued expenses increased $212,372 to $500,145 at June 30, 2008, compared to $287,773 at June 30, 2007, primarily as a result of increased sales at the retail level which generate higher sales tax liabilities in the 30 states where we now sell on a direct basis.

         Acquisition cash obligations decreased to $0 at June 30, 2008, compared to $1,000,000 at June 30, 2007. This obligation at June 30 reflected the cash amount that was placed into escrow in conjunction with the acquisition made on June 30, 2007, which was paid subsequently.

Accrued Payroll and Benefit Expenses

         Accrued payroll & benefit expenses increased $135,164 to $411,918 at June 30, 2008, compared to $276,754 at June 30, 2007. The increase in accrued payroll and benefit expenses is related to timing differences as well as the increased number of employees resulting in higher accrued payroll at June 30, 2008 compared to June 30, 2007.

Cash

         The Company's cash position at June 30, 2008 decreased to $288,481, compared to $1,301,105 at June 30, 2007, as a result of payments related to the acquisitions made on June 30, 2007 and July 2, 2007. The Company had deposited the financing proceeds in anticipation of the acquisitions, which temporarily increased cash balances at June 30, 2007. The Company believes that improved cash flow from operations through improving management of accounts receivable, maintaining current inventory levels and the reductions in expenses implemented during the year will further minimize operating losses and expedite a return to profitability. This improved cash flow combined with balances under available lines of credit is expected to be sufficient to cover operating needs in the ordinary course of business for the next twelve months. If we experience an adverse operating environment or unusual capital expenditure requirements, additional financing may be required. However, no assurance can be given that additional financing, if required, would be available on favorable terms.

Line of Credit

         During fiscal year 2008, the Company increased its revolving line of credit with a commercial bank from $6,500,000 to $8,000,000. At June 30, 2008, the Company owed $5,818,320 compared to $250,000 at June 30, 2007. The increase in the line of credit was the result of the following factors:

         o    The Company used approximately $3.2 million under the line of credit to finance the acquisitions after June 30, 2007.
         o    Receivables and inventory increased $2,400,000, while payables increased approximately $182,800. This imbalance of higher receivables while maintaining payables more current required additional financing demands on the line of credit.
         o Operating losses and capital expenditures, mostly associated with the acquisitions, required additional financing provided by the line of credit.

         Interest on the line of credit is based on the bank's prime rate plus 1%, which at June 30, 2008, equaled 6%. The line of credit is collateralized by accounts receivable and inventories of the Company as well as a security interest in the Company's headquarters facility in Salt Lake City, Utah. Borrowing limitations are based on approximately 45% of eligible inventory and up to 80% of eligible accounts receivable. Interest payments on the line are due monthly. The line of credit is renewable biennially on December 15th and includes covenants requiring the Company to maintain certain financial ratios. As of June 30, 2008, the Company was in compliance with its loan covenants or had received waivers for any noncompliance.

         The current ratio was 1.5 to 1 at June 30, 2008 compared to 3.3 to 1 at June 30, 2007. Current assets represented 70% of total assets at June 30, 2008, compared to 63% at June 30, 2007.

Debt

         Long-term debt excluding current installments totaled $3,046,000 at June 30, 2008, compared to $3,251,631 at June 30, 2007. In June 2007, a $1.5
million long-term mortgage loan was obtained to partially finance our acquisitions in June and July 2007. The funding of this loan temporarily increased our cash balances at the end of June 2007. Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee. The principal balance on the mortgage loans is approximately $3.3 million with monthly principal and interest payments of $40,708. For a more complete explanation of the long term debt, please see Note 6 in the audited financial statements.

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

Inventory Reserves

         The nature of our business requires that we maintain sufficient inventory on hand at all times to meet the requirements of our customers. We record finished goods inventory at the lower of standard cost, which approximates actual costs (first-in, first-out) or market. Raw materials are recorded at the lower of cost (first-in, first-out) or market. Inventory valuation reserves are maintained for the estimated impairment of the inventory. Impairment may be a result of slow moving or excess inventory, product obsolescence or changes in the valuation of the inventory. In determining the adequacy of reserves, we analyze the following, among other things:

         o    Current inventory quantities on hand.
         o    Product acceptance in the marketplace.
         o    Customer demand.
         o    Historical sales.
         o    Forecast sales.
         o    Product obsolescence.
         o    Technological innovations.
         o Character of the inventory as either a distributed item, finished manufactured item or raw material.

         Any modifications to estimates of inventory valuation reserves are reflected in the cost of goods sold within the statements of income during the period in which such modifications are determined necessary by management. At June 30, 2008 and June 30, 2007, our inventory valuation reserve balance, which established a new cost basis, was $337,718 and $293,810, respectively, and our inventory balance was $6,283,068 and $5,313,984 net of reserves, respectively.

Revenue Recognition

         Historically, the majority of our product sales were to customers who were independent distributors. In fiscal 2008, as a result of acquiring six of our top distributors, a significant portion of our sales were generated through our new direct sales force. Our sales force and distributors sell our products to end users, including physical therapists, professional trainers, athletic trainers, chiropractors, medical doctors and aestheticians. With the acquisition of the key distributors, we effectively reduced our dependence on sales by independent distributors. Sales revenues are recorded when products are shipped FOB shipping point under an agreement with a customer, risk of loss and title have passed to the customer, and collection of any resulting receivable is reasonably assured. Amounts billed for shipping and handling of products are recorded as sales revenue. Costs for shipping and handling of products to customers are recorded as cost of sales.

Allowance for Doubtful Accounts

         We must make estimates of the collectability of accounts receivable. In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $5,151,235 and $3,757,484, net of allowance for doubtful accounts of $411,057 and $330,857, at June 30, 2008 and June 30, 2007, respectively. The expansion of our customer base associated with more direct sales will spread bad debt risk over a broader base of customers and reduce the concentration of large dealer balances. At the same time, the management of more customer accounts presents a higher risk. These risks will be evaluated over the coming year to determine if current estimate policies are still applicable. In the meantime, allowance for doubtful accounts associated with these acquired customers is being based on the historical experience of the dealers acquired as well as the one year of experience since the acquisition of these dealers.

Business Plan and Outlook

         During fiscal year 2009, we will focus on a strategy to improve overall operations and sales that include the following elements: (1) strengthening distribution channels; (2) developing new, state-of-the-art products for future growth; (3) refining operations associated with the acquired companies and reducing overhead costs; and (4) enhancing product profit margins through improved manufacturing processes. Our goal in implementing this four-fold strategy is to enable the Company to address short-term profitability without jeopardizing long-term growth.

         Our primary market, the physical medicine marketplace, has experienced significant change over the past few years, most notably with consolidation among manufacturers and distributors. The main challenge presented by this consolidation was the loss of independent dealers and the narrowing of distribution channels. In order to compete more favorably and effectively, we moved aggressively to strengthen our channels of distribution by acquiring key distributors. We identified six key distributors with operations in 20 states. On June 30, 2007, we acquired our largest independent distributor headquartered in California. On July 2, 2007, we acquired five additional key independent distributors headquartered in Texas, Ohio, Michigan, Indiana and Minnesota. We also began hiring direct sales representatives in key locations around the country resulting in direct sales representatives now in 29 states. The creation of a direct distribution channel through these key acquisitions and hiring direct sales representatives provides Dynatronics with expanded ability to sell at the retail level, which we believe will improve gross profit margins and enhance the Company's control over the distribution process.

         The September 2008 introduction of our first consolidated catalog and pricing schedule provides a powerful sales tool that will help strengthen sales efforts by direct sales reps. It will also be an effective tool for many independent dealers who use either a private labeled version or the proprietary version of the catalog. This tool will further enhance efforts to strengthen distribution channels. Specific efforts will be focused on recruiting additional independent dealers and seasoned direct sales reps in geographical areas where distribution has been lost or diminished due to consolidation efforts within the industry. With the broad line of products the company now offers, efforts will be undertaken to develop relationships with Group Purchasing Organizations (GPO's) and large chains of hospitals and clinics that purchase only on contract. This is a segment of business the Company has not heretofore pursued but represents a large segment of business from which it has previously been foreclosed due to lack certification as an approved vendor with the various GPO's and national or regional chains of care facilities.

         The Company's Synergie brand line of aesthetic products received a boost this past year with the introduction of the Elite Synergie line, the first redesign of the popular aesthetic products since their original introduction almost 10 years ago. This new line of products remains the best value on the market. With the new product line in place, the Company intends to leverage its stable of direct sales representatives to further promote the sale of Synergie brand products. With no mature distribution channels in the aesthetics market, the availability of these direct sales reps provides an advantage for enhancing the distribution of these products. To assist in that effort, a unique catalog is contemplated to include many products that are already offered in the Company's proprietary rehab products catalog. In addition, the Company will seek strategic partnerships, both domestic and international, to help maintain the sales momentum that is being initiated by the introduction of this revised product line. The broadening of the aesthetics distribution channel could provide an exciting boost to the Company's line of high margin aesthetic products.

         We have long believed that international sales present an untapped potential for growth and expansion, particularly given the current exchange rates which favor foreign currencies over the dollar. Adding new distributors in several countries will be the key to this expansion effort. Our past efforts to improve international marketing have yielded only marginal improvements. We remain committed, however, to finding the most cost effective ways to expand our markets internationally. Our Salt Lake City facilities, where all electrotherapy, ultrasound, traction, light therapy and Synergie products are manufactured, are certified to ISO 13485, an internationally recognized standard of excellence in medical device manufacturing. This designation is an important requirement in obtaining the CE Mark certification, which allows us to market our products in the European Union and other foreign countries.

         Strengthening our distribution channels domestically and internationally for both the rehab and aesthetic lines is our top priority for this new fiscal year. A second priority not far behind strengthening distribution channels is the focus on introducing new products.

         During fiscal year 2007 and 2008, significant investments were made in research and development to bring important new products to market. In April 2008, Dynatronics introduced the DynaPro Spinal Health System, a non-surgical treatment for back and neck pain. This innovative system combines the benefits of decompression and light therapy with core-stabilization exercises and nutrition forming a very effective tool for reducing pain. Decompression therapy has been shown effective in relieving pain associated with a host of back problems including herniated discs, degenerative disc disease, sciatica and pinched nerves. In addition to offering the most comprehensive approach to the effective treatment of many of the most common causes of back and neck pain, the DynaPro Spinal Health System features the Company's Dynatron DX2, T4 treatment table and other packaged accessories incorporating a state-of-the-art marketing and patient-awareness program to help practitioners promote this proven, non-surgical pain relief treatment.

         Another new product introduced in April 2008 was the new Dynatron X5 "Turbo" soft-tissue oscillation therapy unit. The new X5 "Turbo" is three times more powerful than the original X5 device and is a highly effective treatment for various orthopedic and sports injuries, and is gaining popularity in sports medicine.

         Also introduced in April 2008 was the new "Synergie Elite" product line. The new "Synergie Elite" line of aesthetic treatment devices is comprised of cellulite treatment devices, microdermabrasion units and bio-stimulation light therapy equipment. These new products represent the first major redesign of the Synergie AMS cellulite reduction device and MDA microdermabrasion device since their introduction almost a decade ago. The market's response to the new Synergie Elite equipment has been promising. The new updated design and additional features make the Synergie Elite products not only visually attractive, but functionally enhanced positioning us to better compete in the aesthetic markets.

         During fiscal year 2008, the Company began shipping the new T3 treatment table to customers. We believe this three-section table is unique due to its features and the tremendous value it provides for practitioners. The metal frames of the T3 tables are manufactured in Asia for optimal cost savings.

         This commitment to product innovation will continue through the coming fiscal year. Many new products are under design some of which are scheduled for introduction in the latter half of the current fiscal year with others scheduled for introduction in the first half of the following fiscal year. The commitment to innovation of high quality products has been a hallmark of Dynatronics and will continue to be throughout the coming year.

         Since the acquisitions were completed in July 2007, Dynatronics has consolidated operations from eight distribution points to three facilities including our existing facilities in Tennessee and Utah as well as a new facility established in California that was formerly associated with Rajala, one of the acquired companies. The ability to timely service west coast customers was deemed a critical point of service and warranted the continuance of the Rajala operations. We believe that other areas of the country can be adequately served from these three warehouse operations.

         With the assimilation of the six acquisitions now substantially completed, management has taken measures designed to reduce expenses by more than $2 million annually. The cost savings include a reduction of approximately 20 percent of the Company's workforce and the elimination of duplicative overhead expense. Many of these reductions had been contemplated as part of the assimilation of the acquired distributors; however, implementation of the planned reductions took longer to realize than expected. The implementation of these cost reductions and further refinements that should be achieved over the coming months is expected to contribute significantly to our profitability objectives in the coming quarters.

         Refining the best model for supporting sales reps and dealers will be a high priority during fiscal year 2009. We will continue to evaluate the most efficient ways to maintain the satellite sales offices and warehouses. The ongoing refinement of this model is expected to yield further efficiencies that will better achieve sales goals while at the same time reducing expenses.

         While sales have shifted more to distributed products, the sale of the Company's manufactured products remains the largest contributor to margin generation. Therefore, renewed emphasis is being placed on improving manufacturing operations including considering more offshore manufacturing of components as well as streamlining manufacturing operations in Utah and Tennessee.

         Fiscal year 2008 was a year of transformation. Dynatronics changed its business model from being primarily a manufacturer of products distributed through a network of independent dealers to a manufacturer and distributor of products through a direct sales force as well as through key independent dealers. This change in our business model comes in response to the changes occurring in our industry. Consolidation efforts have resulted in a more competitive environment. These consolidation efforts are occurring in both manufacturing and distribution. The consolidation in manufacturing is being led by DJO, Inc. (formerly ReAble or Encore Medical). Over the past few years DJO, Inc. has acquired such companies as Chattanooga Group, Saunders, Iomed, Empi, and Rehabilicare. In addition it has acquired distributors, including Performance Modalities and Endeavor Medical. The consolidation in distribution is being led primarily by Patterson Medical. During the same period of time, Patterson Medical has acquired distributors including Sammons-Preston, Theraquip, Dale Surgical, W.S. Medical and Goldsmith Medical. These consolidation efforts have created both challenges and opportunities for Dynatronics.

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

         As a manufacturer of many of the products we sell, we also have the ability to be competitive in our pricing schemes - particularly when compared to large consolidated or independent distributors. The recent introduction of our new catalog and revised pricing schedule has refreshed our margins for products where we experienced increasing costs from vendors.

         Dynatronics' management acknowledges that the transition in our business model has taken longer than anticipated and the losses incurred have been higher than expected. Nevertheless, the strategic decisions to change our business model were mandated by our desire to be responsive to the consolidations occurring within our industry. While it has been a more expensive proposition than originally projected, we believe the strategy was appropriate and provides a platform for the Company to now be competitive in a new market environment. With the reduction in expenses already implemented, the new products recently introduced, the new product catalog, and ongoing efforts to further streamline operations, we believe our goal of returning to profitability is achievable in the coming quarters.

         Based on our defined strategic initiatives, we are focusing our resources in the following areas:

         o Reinforcing our position in the domestic physical medicine market by securing channels of distribution through a strategy of recruiting direct sales representatives and working closely with the most successful dealers of capital equipment in areas where distribution has been lost or significantly diminished through consolidation. .

         o Improving sales by focusing on development of new sales strategies and promotional programs including the introduction of the most comprehensive catalog in our history and leveraging that tool in achieving the goals of strengthening our distribution channels.

         o Expanding distribution of our redesigned Synergie product line through leveraging our current direct sales force, seeking additional independent distributors and creating new sales tools such as a catalog of products targeted just for aesthetics.

         o Renewing emphasis of international sales by identifying key distributors who could represent the product line particularly in Europe.

         o Continuing development of new, state-of-the-art products, both high-tech and commodity, in fiscal year 2009, for both the rehabilitation and aesthetic markets.

         o Examining ways to reduce costs of manufacturing including exploring more overseas manufacturing of components.

         o Further refining the operational model for supporting field sales and satellite operations.

         o Exploring strategic business alliances that will leverage and complement the Company's competitive strengths, increase market reach and supplement capital resources.

Forward-Looking Statements
--------------------------

         This Report on Form 10-KSB contains certain statements that are "forward-looking" within the meaning of the statutory safe harbor provisions of
Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

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

         Assimilation of Acquired Companies and Migration of our Business Model. Prior to the acquisition of its dealers at the end of fiscal year 2007, Dynatronics had operated primarily as a manufacturer of medical products sold through a network of specialty and general line distributors. Due to consolidation in our market place and the threat from that consolidation to the channels of distribution available to Dynatronics, the Company acquired six of its distributors and has continued to add direct sales reps around the country. This represents a significant change in our business model. Going forward, Dynatronics will be distributing many more products than it manufactures. Additionally, Dynatronics will be much more vertically integrated in the distribution chain working with a staff of direct sales representatives instead of the traditional model of working through dealers. There can be no assurance that Dynatronics will be successful in migrating to the new business model without incurring significant unanticipated costs or experiencing unexpected operational problems. Some of the risks include:

         o Many sales representatives not being contractually obligated to stay with the Company
         o    Management of an expanded inventory base
         o    Controlling operations that are more geographically diverse
         o Collecting accounts receivable from thousands of smaller customers instead of hundreds of larger dealers
         o    Securing adequate working capital
         o    Ability to reduce overhead costs and streamline operations
         o Conflicts distributing products from manufacturers who were previously a competitor
         o    Availability of trained support personnel
         o    Achieving sales expansion sufficient to return to profitability.

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

         Competition. Our industry is highly competitive. Numerous manufacturers, distributors and retailers compete actively for consumers and customers. The Company competes directly with other entities that manufacture, market and distribute products in each of its product lines. The consolidation that has occurred in the physical medicine market has resulted in two large competitors, DJO, Inc. and Sammons Preston, Inc., a division of Patterson Companies, where competitors of such magnitude had not existed before. Many of these competitors are substantially larger than the Company and have greater financial resources and broader brand name recognition. The market is highly sensitive to the introduction of new products that may rapidly capture a significant share of the market. There can be no assurance that the Company will be able to compete in this intensely competitive environment.

         Dependence on Patents and Proprietary Rights. The Company has seven patents issued and two patents pending relating to its products. In addition, we have obtained by license the worldwide rights to the STS patent. The Company's trademarks have also been registered in the United States and in other countries. There can be no assurance that patents owned by or licensed to us will not be challenged or circumvented or will provide us with any competitive advantages or that a patent will issue from any pending patent application. In addition, each patent owned by the Company expires after approximately 20 years from its filing date. We also rely upon copyright protection for our proprietary software and other property. There can be no assurance that any copyright obtained will not be circumvented or challenged. In addition, we rely on trade secrets that we seek to protect, in part, through confidentiality agreements with employees and other parties. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that our trade secrets will not otherwise become known to or independently developed by competitors. The Company may become involved from time to time in litigation to determine the enforceability, scope and validity of proprietary rights. Any such litigation could result in substantial cost to the Company and divert the efforts of its management and technical personnel.

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

         General Economic Conditions. The general economic conditions in the United States including the current credit crises could lead to loss of consumer confidence resulting in postponement of purchases of capital equipment, in particular. The company relies on the sale of its capital equipment to maintain sales and margins. A serious recession or worse could have a serious adverse affect on the operations of the Company.

         Reductions in Reimbursements. The Company sells to practitioners who are dependent on reimbursements from insurance companies, including Medicare and Medicaid. Reductions in reimbursement rates could lead to lower cash flow for practitioners stemming the purchases of supplies and new capital equipment or completing expansion plans that would require new equipment.

         Effect of Common Stock being Delisted from NASDAQ. On June 25, 2008, Dynatronics received a Deficiency Letter from the NASDAQ Stock Market indicating that the Company failed to comply with the minimum bid requirement for continued inclusion under Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(8)(D), the Company is provided 180 days, or until December 22, 2008, to regain compliance with the bid price deficiency rule. The leaders of Dynatronics intend to use their best efforts to regain compliance with NASDAQ's minimum bid requirement. However, there can be no assurance that compliance with the minimum bid requirement will be achieved given the current market environment. If compliance is not achieved, the Company's stock will likely be delisted from NASDAQ and begin trading on the OTC bulletin board. Such delisting could have a negative effect on the price and liquidity of the Company's stock.

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

Item 8.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------

         None.

Item 8A.  Controls and Procedures
          -----------------------

         Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Report. Based upon that evaluation, management has concluded that for the reason noted below our disclosure controls and procedures are not effective to reasonably ensure that information we are required to disclose in reports filed by the Company under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There have been no significant changes in internal controls over financial reporting during the fourth quarter or fiscal year 2008, or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses except as explained below.

Management's Report on Internal Control Over Financial Reporting.
-----------------------------------------------------------------

         Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

         As of June 30, 2008, management performed an analysis of goodwill and determined based on that analysis that no impairment was required for goodwill. Subsequently, at the request of our auditors, we employed an independent third party appraiser to perform an assessment of any goodwill impairment. The report of the appraiser resulted in management reconsidering their prior impairment analysis and resulted in a material adjustment to our financial statements. Based on that assessment we have concluded that a material weakness existed in our procedure for evaluating goodwill impairment. As a result of this evaluation we have modified our procedures and controls for properly assessing long lived assets.

Item 8B.  Other Information
          -----------------

         None.

                                    PART III

Item 9.   Directors, Executive Officers, Promoters, Control Persons and
          -------------------------------------------------------------
          Corporate Governance; Compliance With Section 16(a) of the Exchange
          -------------------------------------------------------------------
          Act
          ---

         The Company hereby incorporates by reference into and makes a part of this report the information and disclosure set forth under the headings "Executive Officers and Directors," "Compliance with Section 16(a) of the Securities Exchange Act of 1934," "Committees and Meetings of the Board of Directors," "Audit Committee Financial Expert" and "Code of Ethics" contained in the Company's definitive proxy statement for its 2008 Annual Meeting of Shareholders, to be sent to shareholders of the Company subsequent to the filing of this report on Form 10-KSB.

Item 10.  Executive Compensation
          ----------------------

         The Company hereby incorporates by reference into and makes a part of this report the information and disclosure set forth under the heading "Executive Compensation and other Matters" and "Director Compensation" contained in the Company's definitive proxy statement for its 2008 Annual Meeting of Shareholders, to be sent to shareholders of the Company subsequent to the filing of this report on Form 10-KSB.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and
          ------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

         The Company hereby incorporates by reference into and makes a part of this report the information and disclosure set forth under the heading "Voting Securities and Principal Shareholders" and "Equity Compensation Plan Information" contained in the Company's definitive proxy statement for its 2008 Annual Meeting of Shareholders, to be sent to shareholders of the Company subsequent to the filing of this report on Form 10-KSB.

Item 12.  Certain Relationships and Related Transactions, and Related
          -----------------------------------------------------------
          Transactions
          ------------

         The Company rents office and/or warehouse space for its newly acquired dealers in Pleasanton, California; Detroit, Michigan; and Girard, Ohio. These buildings are owned by the Rajala Family Trust, Tony Trolio and Steve Cyman who are the former owners of three of the dealerships acquired on June 30 and July 2, 2007. As part of the purchase price for their distribution companies, The Rajala Family Trust, Tony Trolio and Steve Cyman were paid with shares of Dynatronics stock and are currently 5% or greater shareholders of the Company. The rental payments for each facility are comparable to or below market rates for similar properties.

         During the two years ended June 30, 2008, there were no other parties to any transaction in which any director, executive officer or shareholder holding more than 5% of the Company's issued and outstanding common stock had a direct or indirect material interest.

Item 13.  Exhibits
          --------

         (a) Exhibits and documents required by Item 601 of Regulation S-B:

         1.   Financial Statements (included in Part II, Item 7):

              Report of Independent Registered Public Accounting Firm.......F-1

              Consolidated Balance Sheets at June 30, 2008 and 2007.........F-2

              Consolidate Statements of Operations for years ended
              June 30, 2008 and 2007........................................F-3

              Consolidated Statements of Stockholders'
              Equity for years ended June 30, 2008
              and 2007......................................................F-4

              Consolidated Statements of Cash Flows for
              years ended June 30, 2008 and 2007 ...........................F-5

              Notes to Consolidated Financial Statements....................F-6


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

              4.2 Amended and Restated 1992 Stock Option Plan, effective November 28, 1996 (previously filed)

              10.2            Employment contract with Kelvyn H. Cullimore, Jr.
                              (filed as Exhibit to June 30, 2007 Annual Report on Form 10-KSB)

              10.2 Employment contract with Larry K. Beardall (filed as Exhibit to June 30, 2007 Annual Report on Form 10-KSB)

              10.3 Loan Agreement with Zion Bank (filed as Exhibit to June 30, 2007 Annual Report on Form 10-KSB)

              10.4 Settlement Agreement dated March 29, 2000 with Kelvyn Cullimore, Sr. (previously filed)

              10.7 Dynatronics Corporation 2005 Equity Incentive Award Plan (previously filed as Annex A to the Company's Definitive Proxy Statement on Schedule 14A filed on October 27, 2005)

              10.8 Form of Option Agreement for the 2005 Equity Incentive Award Plan for incentive stock options (filed as Exhibit to June 30, 2007 Annual Report on Form 10-KSB)

              10.9 Form of Option Agreement for the 2005 Equity Incentive Award Plan for non-qualified options (filed as Exhibit to June 30, 2007 Annual Report on Form 10-KSB)

              23.1            Consent of Tanner LC (filed herewith)

              31 Certification under Rule 13a-14(a)/15d-14(a) of principal executive officer and principal financial officer (filed herewith)

              32 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SECTION
                              1350) (filed herewith)


Item 14.  Principal Accountant Fees and Services
          --------------------------------------

         The Company hereby incorporates by reference into and makes a part of this report the information and disclosure set forth under the heading "Auditor Fees" contained in the Company's definitive proxy statement for its 2008 Annual Meeting of Shareholders, to be sent to shareholders of the Company subsequent to the filing of this report on Form 10-KSB.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DYNATRONICS CORPORATION


                                          By  /s/ Kelvyn H. Cullimore, Jr.
                                            -----------------------------------
                                          Kelvyn H. Cullimore, Jr.
                                          Chief Executive Officer and President

Date:  September 29, 2008

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Kelvyn H. Cullimore, Jr.    Chairman, President,          September 29, 2008
----------------------------    CEO (Principal Executive
Kelvyn H. Cullimore, Jr.        Officer)


/s/ Terry M. Atkinson           Chief Financial Officer       September 29, 2008
----------------------------    (Principal Financial
Terry M. Atkinson, CPA          Officer and Principal
                                Accounting Officer)

/s/ Larry K. Beardall           Director, Executive           September 29, 2008
----------------------------    Vice President
Larry K. Beardall


/s/ Kelvyn H. Cullimore         Vice Chairman                 September 29, 2008
----------------------------
Kelvyn H. Cullimore


/s/ Howard L. Edwards           Director                      September 29, 2008
----------------------------
Howard L. Edwards


/s/ Val J. Christensen          Director                      September 29, 2008
----------------------------
Val J. Christensen


/s/ Joseph H. Barton            Director                      September 29, 2008
----------------------------
Joseph H. Barton


/s/ Mark A. Crockett            Director                      September 29, 2008
----------------------------
Mark A. Crockett

                                                REPORT OF INDEPENDENT REGISTERED
                                                          PUBLIC ACCOUNTING FIRM





To the Board of Directors of
Dynatronics Corporation


We have audited the consolidated balance sheets of Dynatronics Corporation and subsidiary as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynatronics Corporation and subsidiary as of June 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/  Tanner LC



Salt Lake City, Utah
September 29, 2008

                             DYNATRONICS CORPORATION
                           Consolidated Balance Sheets
                             June 30, 2008 and 2007


                 Assets                             2008              2007
                                                --------------   ---------------

Current assets:
 Cash                                           $      288,481        1,301,105
 Trade accounts receivable, less allowance
   for doubtful accounts of $411,057 at
   June 30, 2008 and $330,857 at June 30,
   2007                                              5,151,235        3,757,484
 Other receivables                                      63,487          282,741
 Inventories, net                                    6,283,068        5,313,984
 Prepaid expenses                                      619,471          507,755
 Prepaid income taxes                                   98,644           92,702
 Deferred tax asset - current                          477,300          396,156
                                                --------------   ---------------
          Total current assets                      12,981,686       11,651,927

Property and equipment, net                          3,527,153        3,453,495
Goodwill, net                                               -         2,758,572
Intangible asset, net                                  631,181          356,792
Other assets                                           359,748          346,830
Deferred tax asset - noncurrent                        928,051               -
                                                --------------   ---------------
                                                $   18,427,819       18,567,616
                                                ==============  ================


    Liabilities and Stockholders' Equity

Current liabilities:
 Current installments of long-term debt         $      297,413          271,979
 Line of credit                                      5,818,320          250,000
 Warranty reserve                                      209,168          208,000
 Accounts payable                                    1,423,839        1,241,030
 Accrued expenses                                      500,145          287,773
 Accrued payroll and benefit expenses                  411,918          276,754
 Acquisition cash obligation                                -         1,000,000
                                                --------------   ---------------
          Total current liabilities                  8,660,803        3,535,536

Long-term debt, excluding current installments       3,046,000        3,251,631
Deferred compensation                                  455,377          420,470
Deferred tax liability - noncurrent                          -          289,335
                                                --------------   ---------------
          Total liabilities                         12,162,180        7,496,972
                                                --------------   ---------------
Commitments and contingencies

Stockholders' equity:
 Common stock, no par value.  Authorized
   50,000,000 shares; issued 13,670,807
   shares at June 30, 2008 and 10,308,522
   shares at June 30, 2007                           7,865,913        4,227,147
 Retained earnings deficit)                         (1,600,274)       6,843,497
                                                --------------   ---------------

          Total stockholders' equity                 6,265,639       11,070,644
                                                --------------   ---------------
                                                $   18,427,819       18,567,616
                                                ==============   ===============


See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION
                      Consolidated Statements of Operations
                       Years Ended June 30, 2008 and 2007



                                                     2008              2007
                                                --------------   ---------------

Net sales                                       $   32,592,507       17,837,104
Cost of sales                                       20,450,570       10,925,316
                                                --------------   ---------------
          Gross profit                              12,141,937        6,911,788

Selling, general, and administrative expenses       13,473,190        5,541,860
Research and development expenses                    1,354,743        1,492,774
Goodwill impairment                                  6,636,466                -
                                                --------------   ---------------
          Operating loss                            (9,322,462)        (122,846)
                                                --------------   ---------------

Other income (expense):
   Interest income                                       9,610           28,330
   Interest expense                                   (620,473)        (209,292)
   Other income, net                                    17,770           32,565
                                                --------------   ---------------
          Total other income (expense)                (593,093)        (148,397)
                                                --------------   ---------------

          Loss before income taxes                  (9,915,555)        (271,243)

Income tax benefit                                  (1,471,784)        (186,201)
                                                --------------   ---------------

          Net loss                              $   (8,443,771)         (85,042)
                                                ==============   ===============

          Basic net income (loss) per common
            share                               $        (0.62)           (0.01)

          Diluted net income (loss) per common
            share                               $        (0.62)           (0.01)


Weighted average basic and diluted common shares outstanding:

          Basic                                     13,609,880        8,916,317
          Diluted                                   13,609,880        8,916,317





See accompanying notes to financial statements.

                                      DYNATRONICS CORPORATION
                          Consolidated Statements of Stockholders' Equity
                                 Years Ended June 30, 2008 and 2007

                                                                                       Total
                                   Number           Common          Retained        stockholders'
                                  of shares          stock          earnings           equity
                                -------------   --------------   ---------------   ---------------
Balances at June 30, 2006           8,988,173   $    2,742,503         6,928,539        9,671,042

Issuance of common stock
  upon exercise of employee
  stock options                         1,664            1,697                 -            1,697

Redemption of common stock           (208,793)        (244,682)                -         (244,682)

Issuance of common stock
  upon exercise of non
  employee stock options               20,000           21,600                 -           21,600

Stock based compensation                7,476           11,027                 -           11,027

Issuance of common stock
  in business acquisition           1,500,002        1,695,002                 -        1,695,002

Net loss                                    -                -           (85,042)         (85,042)
                                -------------   --------------   ---------------   ---------------

Balances at June 30, 2007          10,308,522        4,227,147         6,843,497       11,070,644

Issuance of common stock
  upon exercise of employee
  stock options                       251,499          208,345                 -          208,345

Redemption of common stock           (258,569)        (280,440)                -         (280,440)

Stock based compensation              307,764          312,495                 -          312,495

Issuance of common stock
  in business acquisitions          3,061,591        3,398,366                 -        3,398,366

Net loss                                    -                -        (8,443,771)      (8,443,771)
                                -------------   --------------   ---------------   ---------------

Balances at June 30, 2008          13,670,807   $    7,865,913        (1,600,274)       6,265,639
                                =============   ==============   ===============   ===============

See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION
                      Consolidated Statements of Cash Flows
                       Years Ended June 30, 2008 and 2007


                                                     2008             2007
                                                --------------   ---------------
Cash flows from operating activities:
  Net income (loss)                             $   (8,443,771)         (85,042)
  Adjustments to reconcile net income
     (loss) to net cash provided
     by (used in) operating activities:
       Depreciation and amortization of
         property and equipment                        375,005          366,047
       Amortization of intangible asset                 92,011            7,324
       Stock based compensation expense                308,300            9,217
       Goodwill impairment                           6,636,466                -
       Deferred tax asset, net                      (1,473,718)         (37,010)
       Provision for doubtful accounts                 480,000          141,401
       Provision for inventory obsolescence            288,000           38,599
       Provision for warranty reserve                  270,124          270,124
       Provision for deferred compensation              34,907           32,220
       Change in operating assets and
        liabilities:
         Receivables                                  (285,958)         (41,466)
         Inventories                                   (64,445)         203,763
         Prepaid expenses and other assets            (119,852)         120,833
         Accounts payable and accrued
           expenses                                 (1,235,410)        (759,411)
         Prepaid income taxes                           (1,748)         (25,022)
                                                --------------   ---------------

           Net cash provided by (used in)
             operating activities                   (3,140,089)         241,577
                                                --------------   ---------------

Cash flows from investing activities:
  Capital expenditures                                (335,899)        (128,560)
  Business acquisitions                             (2,852,664)          67,839
                                                --------------   ---------------

           Net cash used in investing
             activities                             (3,188,563)         (60,721)
                                                --------------   ---------------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt             104,401        1,500,000
  Principal payments on long-term debt                (284,598)        (254,318)
  Net change in line of credit                       5,568,320         (327,232)
  Proceeds from issuance of common stock               208,345           23,297
  Redemption of common stock                          (280,440)        (244,682)
                                                --------------   ---------------

           Net cash provided by financing
             activities                              5,316,028          697,065
                                                --------------   ---------------

           Net change in cash                       (1,012,624)         877,921

Cash at beginning of year                            1,301,105          423,184
                                                --------------   ---------------

Cash at end of year                             $      288,481        1,301,105
                                                ==============   ===============

Supplemental disclosures of cash flow
 information:
  Cash paid for interest                        $      598,239          209,139
  Cash paid for income taxes                            16,461           13,049
Supplemental disclosure of non-cash
 investing and financing activities:
  Common stock issued for directors fees                 8,000            8,000
  Income tax benefit from non-employee
    exercise of stock options                                -            1,810
  Stock based compensation - see note 1(n)
    for details
  Business acquisitions disclosure see
    note 14 for details

See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION

                   Notes to Consolidated Financial Statements

                             June 30, 2008 and 2007



(1)    Basis of Presentation and Summary of Significant Accounting Policies

       (a)    Basis of Presentation

              Dynatronics Corporation (the Company) manufactures, markets, distributes and sells a broad line of therapeutic, diagnostic, and rehabilitation equipment, medical supplies and soft goods, treatment tables and aesthetic medical devices to an expanding market of physical therapists, podiatrists, orthopedists, chiropractors, plastic surgeons, dermatologists, and other medical professionals. The products are sold primarily in the United States and Canada, with additional sales in foreign countries.

       (b)    Principles of Consolidation

              The consolidated financial statements include the accounts and operations of Dynatronics Corporation and its wholly owned subsidiary, Dynatronics Distribution Company, LLC. All significant intercompany account balances and transactions have been eliminated in consolidation.

       (c)    Cash Equivalents

              For purposes of the combined statements of cash flows, all highly liquid investments with maturities of three months or less are considered to be cash equivalents. There were no significant cash equivalents as of June 30, 2008 and 2007.

       (d)    Inventories

              Finished goods inventories are stated at the lower of standard cost, which approximates actual cost (first-in, first-out), or market. Raw materials are stated at the lower of cost (first-in, first-out), or market.

       (e)    Trade Accounts Receivable

              Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on a combination of statistical analysis, historical collections, a client's current creditworthiness, age of the receivable balance both individually and in the aggregate and general economic conditions that may affect a customer's ability to pay. All account balances are reviewed on an individual basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

       (g)    Goodwill and Long-Lived Assets

              Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in business combinations and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually per SFAS No. 142 Goodwill and Other Intangibles. Management is primarily responsible for the valuation determination. Management utilizes standard principles of financial analysis and valuation including: transaction value, market value, and income value methods to arrive at a reasonable estimate of the fair value of the Company in comparison to its book value. The Company has determined it has one reporting unit.

              The Company performed the initial phase of its impairment evaluation by comparing the fair market value of its single reporting entity to its carrying value as of June 30, 2008. The primary factor in arriving at a fair market value was the market capitalization of the Company. As the carrying amount exceeded the fair value, the Company performed the second phase of its impairment evaluation to calculate impairment and as a result, recorded a pre-tax goodwill impairment charge of approximately $6.6 million. The primary reason for the impairment charge was the sustained decline of the Company's stock price during the fourth quarter of fiscal 2008. Management retained an independent appraiser to assist in determining the goodwill impairment.

              At June 30, 2007 the Company performed its annual evaluation, it was determined that the fair value of its reporting entity exceeded the carrying amount resulting in no impairment.

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

       (l)    Earnings per Common Share

              Basic earnings per common share represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per common share is the amount of earnings for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

              The reconciliation between the basic and diluted weighted average number of common shares for 2008 and 2007 is summarized as follows:

                                                    2008               2007
                                                --------------   ---------------
              Basic weighted average number
              of common shares outstanding
              during the year                       13,609,880        8,916,317
              Weighted average number of
              dilutive common stock options
              outstanding during the year                  -0-              -0-
                                                --------------   ---------------

              Diluted weighted average
              number of common and common
              equivalent shares outstanding
              during the year                       13,609,880        8,916,317
                                                ==============   ===============

              Outstanding options not included in the computation of diluted net income per share total 719,698 and 797,042 as of June 30, 2008 and 2007, respectively, because to do so would have been antidilutive.

       (m)    Income Taxes

              The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and deferred tax liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

              During the quarter ended September 30, 2007, the Company adopted FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB No. 109, which contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The adoption of this standard had no material impact on the Company's financial statements.

              The Company performed an in-depth valuation analysis based on the outcome of fiscal year 2008 to determine if a valuation allowance was required under FAS 109. Using a"more likely than not" criteria, management determined that no valuation allowance was required for the fiscal year ended June 30, 2008.

       (n)    Stock Based Compensation

              Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period. The Company recognized $312,495 and $11,027 in stock-based compensation during for the years ended June 30, 2008 and 2007, respectively, as selling, general, and administrative expenses in the consolidated statements of operations. The stock-based compensation includes amounts for both restricted stock and stock options under SFAS No. 123(R).

              Restricted Stock
              ----------------

              On July 1, 2007, the Company granted 220,000 shares of common stock to employees with an estimated value of $1.08 per share. This stock had a ninety day vesting period. On July 1, 2007, the Company also granted 80,000 shares of common stock with an estimated value of $1.08 per share, which vested over a four-year period in annual installments of 20,000 shares per year. As of June 30, 2008, $41,400 in unrecognized stock-based compensation from the unvested shares is expected to be recognized over the remainder of the four-year period.

              Stock Options
              -------------

              In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment", which amended SFAS No. 123, "Accounting for Stock Based Compensation", which the Company adopted on July 1, 2006. This amendment requires the Company to recognize as compensation expense the fair value of stock options granted for compensation to employees (fair value method). Prior to this amendment and in accordance with SFAS No. 123, the Company opted to recognize as compensation expense the intrinsic value of stock options granted as compensation to employees (intrinsic value method), and to disclose as pro forma compensation the fair value of those stock options. The Company recognizes as compensation expense the fair value of stock options granted as compensation to non-employees. The expense for SFAS No. 123(R) is included in the restricted stock section of this note.

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

              The Company groups their sales into physical medicine products and aesthetic products. Physical medicine products consisted of 89% and 87% of net sales for the years ended June 30, 2008 and 2007, respectively. Aesthetics products consisted of 4% and 7% of net sales for the years ended June 30, 2008 and 2007, respectively. Chargeable repairs, billable freight and other miscellaneous revenue account for the remaining 7% and 6% of total revenues in the years ended June 30, 2008 and 2007, respectively.

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

       (r)    Advertising Cost

              Advertising costs are expensed as incurred. Advertising expense for the years ended June 30, 2008 and 2007 was approximately $286,700 and $177,000, respectively.

(2)    Inventories

       Inventories consist of the following:

                                                     2008             2007
                                                --------------   ---------------

             Raw materials                      $    2,984,189        2,961,653
             Finished goods                          3,636,597        2,646,141
             Inventory reserve                        (337,718)        (293,810)
                                                --------------   ---------------
                                                $    6,283,068        5,313,984
                                                ==============   ===============

(3)    Property and Equipment

       Property and equipment consist of the following:

                                                     2008             2007
                                                --------------   ---------------

             Land                               $      354,743          354,743
             Buildings                               3,682,504        3,603,380
             Machinery and equipment                 1,661,962        1,521,601
             Office equipment                        1,283,821        1,147,667
             Vehicles                                  188,148           95,124
                                                --------------   ---------------
                                                     7,171,178        6,722,515
             Less accumulated depreciation
             and amortization                        3,644,025        3,269,020
                                                --------------   ---------------
                                                $    3,527,153        3,453,495
                                                ==============   ===============

(4)    Product Warranty Reserve

       A reconciliation of the changes in the product warranty reserve consists of the following:

                                                     2008             2007
                                                --------------   ---------------
             Beginning product warranty
              reserve balance                   $      208,000          208,000
             Warranty repairs                         (280,746)        (270,124)
             Warranties issued                         232,077          256,027
             Changes in estimated
              warranty costs                            49,837           14,097
                                                --------------   ---------------
                 Ending product warranty
                  reserve balance               $      209,168          208,000
                                                ==============   ===============

(5)    Line of Credit

       The Company has a revolving line of credit facility with a commercial bank in the amount of $8 million. Borrowing limitations are based on 45% of eligible inventory and up to 80% of eligible accounts receivable. At June 30, 2008 and 2007, the outstanding balance was approximately $5.8 million and $-0-, respectively. The line of credit is collateralized by inventory and accounts receivable and bears interest at a rate based on the bank's "prime rate." The interest rate was 6% and 8.75% at June 30, 2008 and 2007, respectively. This line is subject to bi-annual renewal and matures on December 15, 2008. Accrued interest is payable monthly.

       The Company's revolving line of credit agreement includes covenants requiring the Company to maintain certain financial ratios. As of June 30, 2008, the Company was in compliance with its loan covenants or had received waivers from the commercial lender.

       The acquisition of Rajala Therapy Sales Associates, Inc on June 30, 2007, included a line of credit with a balance due of $250,000 as of June 30, 2007. The Rajala line of credit was subsequently paid off and canceled in July 2007.

(6)    Long-Term Debt

       Long-term debt consists of the following:

                                                     2008             2007
                                                --------------   ---------------

           9.11% promissory note secured
           by building, maturing December
           2017, payable in monthly
           installments beginning at $11,388    $    1,453,372        1,500,000

           6.44% promissory note secured
           by trust deed on real property,
           maturing January 2021, payable
           in monthly installments of $13,278        1,371,479        1,440,070

           6.21% promissory note secured
           by a trust deed on real property,
           maturing November 2013, payable
           in decreasing installments
           currently at $7,373                         383,911          442,803

           12.17% promissory note secured
           by fixed assets, payable in
           monthly installments of $2,009
           through September 2012                       79,692                -

           5.84% promissory note secured
           by a trust deed on real
           property, payable in monthly
           installments of $8,669
           through November 2008                        42,425          140,737

           16.35% promissory note secured
           by fixed assets, payable in
           monthly installments of $409
           through October 2011                         12,534                -

                                                --------------   ---------------
             Total long-term debt                    3,343,413        3,523,610

       Less current installments                       297,413          271,979
                                                --------------   ---------------

             Long-term debt, excluding
             current installments               $    3,046,000        3,251,631
                                                ==============   ===============

       The aggregate maturities of long-term debt for each of the years subsequent to 2008 are as follow: 2009, $297,413; 2010, $275,933; 2011,
       $298,708; 2012, $320,066; 2013, $325,759 and thereafter $1,825,534.

(7)    Leases

       The Company leases vehicles under noncancelable operating lease agreements. Lease expense for the years ended June 30, 2008 and 2007 was $30,489 and $28,736, respectively. Future minimum rental payments required under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of 2008 are as follows:
       2009,  $23,608;  2010,  $15,906;  2011,  $15,231;  2012, $7,809 and 2013,
       $6,507.

       The Company rents office, warehouse, storage space and office equipment under agreements which run one year or less in duration. The rent expense for the years ended June 30, 2008 and 2007 was $259,816 and $7,361, respectively.

       The office and warehouse spaces in Girard, Ohio, Detroit, Michigan and Pleasanton, California are leased on an annual basis from employees/shareholders, or entities controlled by shareholders, who were previously principals of the dealers acquired in June and July, 2007. The leases create a related party transaction with three employee/shareholders, however the lease agreements have been conducted on an arms-length basis and the terms are equal to or more favorable than would be available to other third parties.

(8)    Goodwill and Other Intangible Assets

       Goodwill. The cost of acquired companies in excess of the fair value of the net assets and purchased intangible assets at acquisition date is recorded as goodwill. As of June 30, 2002, the Company had net goodwill of $789,422 arising from the acquisition of Superior Orthopaedic Supplies, Inc. on May 1, 1996 and the exchange of Dynatronics Laser Corporation common stock for a minority interest in Dynatronics Marketing Corporation on June 30, 1983. On June 30, 2007 the Company recorded goodwill in the amount of $1,969,150 in conjunction with the acquisition of Rajala Therapy Sales Associates, Inc. and on July 2, 2007 the Company recorded additional goodwill of $3,877,894 in conjunction with the acquisitions of Responsive Providers, Inc., Therapy and Health Care Products, Inc., Cyman Therapy, Inc., Al Rice and Associates, Inc. and Theratech Inc.

       As described in note 1(g), the Company determined that a goodwill impairment charge of approximately $6.6 million was indicated for the period ended June 30, 2008 effectively eliminating all booked goodwill as of June 30, 2008.

       Identifiable Intangibles. Identifiable intangibles assets, included in other assets, consists of the following:

                                                    As of             As of
                                                June 30, 2008     June 30, 2007
                                                --------------   ---------------

       Trade name - 15 years                    $      339,400          118,000
       Domain name - 15 years                            5,400            1,200
       Non-compete covenant - 4 years                  149,400          114,000
       Customer relationships - 7 years                120,000           89,000
       Trademark licensing agreement - 20 years         45,000              -0-
       Backlog of orders - 3 months                      2,700            2,700
       Customer database - 7 years                      38,100            8,700
       License agreement - 10 years                     73,240           73,240
                                                --------------   ---------------
          Total identifiable intangibles               773,240          406,840
       Less accumulated amortization                   142,059           50,048
                                                --------------   ---------------
                  Net carrying amount           $      631,181          356,792
                                                ==============   ===============

       Amortization expense associated with the license agreement was $92,011 and $7,324 for 2008 and 2007, respectively. Estimated amortization expense for the identifiable intangibles is expected to be as follows:
       2009, $89,311; 2010, $89,311; 2011, $83,207; 2012, $44,637; 2013, $44,637
       and thereafter $280,078.

(9)    Income Taxes

       Income tax expense (benefit) for the years ended June 30 consists of:

                                   Current         Deferred           Total
                                -------------   --------------   ---------------
       2008:
           U.S. federal         $      (9,082)      (1,201,989)      (1,211,071)
           State and local             11,016         (271,729)        (260,713)
                                -------------   --------------   ---------------
                                $       1,934       (1,473,718)      (1,471,784)
                                =============   ==============   ===============
       2007:
           U.S. federal         $    (134,760)         (32,576)        (167,336)
           State and local            (14,430)          (4,435)         (18,865)
                                -------------   --------------   ---------------
                                $    (149,190)         (37,011)        (186,201)
                                =============   ==============   ===============

       Actual income tax expense (benefit) differs from the "expected" tax expense (benefit) (computed by applying the U.S. federal corporate income tax rate of 34% to income before income taxes) as follows:

                                                     2008              2007
                                                --------------   ---------------

      Expected tax expense (benefit)            $   (3,371,289)         (92,223)
      State taxes, net of federal tax
      benefit                                         (172,071)         (12,450)
      Officers' life insurance                          (3,916)          (3,479)
      Non-deductible portion of goodwill
      impairment charge                              2,035,542              -0-
      Other, net                                        39,950          (78,049)
                                                --------------   ---------------
                                                $   (1,471,784)        (186,201)
                                                ==============   ===============

       Deferred income tax assets and liabilities related to the tax effects of temporary differences are as follows:

                                                     2008              2007
                                                --------------   ---------------
       Net deferred tax asset - current:
          Inventory capitalization for
          income tax purposes                   $       84,285           62,447
          Inventory reserve                            139,820          117,348
          Warranty reserve                              81,576           77,584
          Accrued product liability                      7,126           12,521
          Charitable contribution                        4,181            2,846
          Allowance for doubtful accounts              160,312          123,410
                                                --------------   ---------------
              Total deferred tax asset -
              current                           $      477,300          396,156
                                                ==============   ===============

       Net deferred tax asset (liability)
         - non-current:
         Deferred compensation                  $      177,597          156,835
         Property and equipment, principally
         due to differences in
         depreciation                                 (246,853)        (488,896)
         R&D credit carryover                          120,269           40,752
         Restricted stock                                6,004              -0-
         Other intangibles                            (239,972)             -0-
         Non-compete and goodwill                        1,375            1,974
         Other                                          (7,087)             -0-
         Operating loss carry forwards               1,116,718              -0-
                                                --------------   ---------------
              Total deferred tax asset
              (liability) - non-current         $      928,051         (289,335)
                                                ==============   ===============

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

(10)   Major Customers and Sales by Geographic Location

       During the fiscal years ended June 30, 2008 and 2007, sales to any single customer did not exceed 10% of total net sales.

       Sales in the United States and other countries were approximately 98 percent and 2 percent for the fiscal year ended June 30, 2008 and approximately 95 percent and 5 percent for the fiscal year ended June 30, 2007.

 (11)  Common Stock and Stock Equivalents

       On July 15, 2003, the Company approved an open-market share repurchase program for up to $500,000 of the Company's common stock. On November 27, 2007 the board approved an additional $250,000 for the open-market share repurchase program after the original $500,000 was exhausted. During the year ended June 30, 2008, the Company acquired and retired $280,440 of common stock. During the year ended June 30, 2007, the Company acquired and retired $244,682 of common stock.

       During the years ended June 30, 2008 and 2007, the Company granted 7,764 and 7,476 shares of restricted common stock to directors as compensation, respectively.

       The Company maintains a 2005 equity incentive plan for the benefit of employees. Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other share-based awards may be granted under the Plan. Awards granted under the Plan may be performance-based. Effective November 27, 2007 the plan was amended to increase the number of shares available by one million shares as approved by the shareholders votes. At June 30, 2008, 908,180 shares of common stock were authorized and reserved for issuance, but were not granted under the terms of the 2005 equity incentive plan as amended.

       The Company granted options to acquire common stock under its 2005 equity incentive plan for fiscal 2008 and 2007. The options are granted at not less than 100% of the market price of the stock at the date of grant. Option terms are determined by the board of directors, and exercise dates may range from six months to ten years from the date of grant.

       The fair value of each  option  grant is  estimated  on the date of grant
       using  the   Black-Scholes   option-pricing   model  with  the  following
       assumptions:

                                                     2008              2007
                                                --------------   ---------------

             Expected dividend yield                        0%               0%
             Expected stock price volatility            55-57%           55-58%
             Risk-free interest rate              3.51 - 4.03%     4.50 - 5.03%
             Expected life of options                 10 years          7 years


       The weighted average fair value of options granted during 2008 and 2007 was $.74 and $.75, respectively.

       The following table summarizes the Company's stock option activity during the years ended June 30, 2008 and 2007:

                                            2008                               2007
                                ------------------------------   ---------------------------------
                                                   Weighted                           Weighted
                                   Number           average          Number            average
                                  of shares     exercise price     of shares        exercise price
                                -------------   --------------   ---------------   ---------------
       Options outstanding at
         beginning of year          1,048,192   $         1.40         1,129,858   $         1.42
       Options granted                648,370             1.07            40,959             1.22
       Options exercised             (251,499)             .83            (1,664)            1.02
       Options canceled or
         expired                     (343,460)            1.14          (120,961)            1.54
                                -------------                    ---------------
       Options outstanding at
         end of year                1,101,603             1.41         1,048,192             1.40
                                =============                    ===============
       Options exercisable at
         end of year                  679,523             1.62         1,041,816             1.39
                                =============                    ===============
       Range of exercise
         prices at end of year                  $  0.73 - 3.00                     $  0.66 - 3.00

       On August 16, 2000 the Company issued 80,000 options that were outside of its stock option plan, as of June 30, 2008 and 2007 there are 40,000 and 60,000 options outstanding respectively. The exercise price of the options ranges from $2.00 to $4.00. The options expire during fiscal 2009 through fiscal 2010.

       The aggregate intrinsic value on the date of exercise of options exercised during the years ended June 30, 2008 and 2007 was $16,757 and $383, respectively.

(12)   Employee Benefit Plan

       During 1991, the Company established a deferred savings plan which qualifies under Internal Revenue Code Section 401(k). The plan covers all employees of the Company who have at least six months of service and who are age 20 or older. For 2008 and 2007, the Company made matching contributions of 25% of the first $2,000 of each employee's contribution. The Company's contributions to the plan for 2008 and 2007 were $50,212 and $31,212, respectively. Company matching contributions for future years are at the discretion of the board of directors.

(13)   Salary Continuation Agreements

       As of June 30, 2008 the Company had salary continuation agreements with two key employees. The agreements provide a pre-retirement salary continuation income to the employee's designated beneficiary in the event that the employee dies before reaching age 65. This death benefit amount is the lesser of $75,000 per year or 50% of the employee's salary at the time of death, and continues until the employee would have reached age
       65. The agreements also provide the employee with a 15-year supplemental retirement benefit if the employee remains in the employment of the Company until age 65. Estimated amounts to be paid under the agreements are being accrued over the period of the employees' active employment. As of 2008 and 2007, the Company has accrued $455,377 and $420,470, respectively, of deferred compensation under the terms of the agreements.

(14)   Acquisition and Non-Cash Disclosure

       On July  2,  2007,  the  Company  completed  the  acquisitions  of a 100%
       interest in five of its key independent distributors, Responsive Providers, Inc. of Houston, Texas, Therapy and Health Care Products, Inc. of Youngstown, Ohio, Cyman Therapy, Inc. of Detroit, Michigan, Al Rice and Associates, Inc. of Jeffersonville, Indiana and Theratech Inc. of Minneapolis, Minnesota. The total consideration paid for the five separately-negotiated acquisitions was approximately $5.7 million comprised of approximately $2.4 million in cash and 3,061,591 shares of common stock.

       On June 30, 2007, the Company had completed the 100% interest acquisition of its largest independent distributor, Rajala Therapy Sales Associates of Pleasanton, California (Rajala). The Rajala purchase was $2,695,002, paid through a $1 million cash obligation and the issuance of 1.5 million shares of the Company's common stock.

       The acquisition value of the dealers acquired was accounted for using the purchase method of accounting. Accordingly, the purchase price was assigned to the assets acquired and the liabilities assumed based on fair market values at the purchase date. The following table reflects the estimated fair values of the assets acquired and the liabilities assumed as of the acquisition dates:

                                                 July 2, 2007     June 30, 2007
                                                 Acquisitions      Acquisition
                                                --------------   ---------------

       Cash                                     $      651,828           67,839
       Trade accounts receivable                     1,160,976          900,322
       Inventories                                   1,192,639          573,356
       Prepaid expenses                                  4,782           42,629
       Property and equipment                          112,764           19,766
       Intangible assets - weighted
         average 9 years                               366,400          333,600
       Cash surrender value of life insurance          207,563              -0-
       Goodwill                                      3,512,779        1,876,734
                                                --------------   ---------------
       Total assets acquired                         7,209,731        3,814,246
       Line of credit                                      -0-         (250,000)
       Accounts payable and accrued expenses        (1,496,800)        (869,244)
                                                --------------   ---------------
       Net assets acquired                           5,712,931        2,695,002
                                                ==============   ===============

       The July 2, 2007 acquisitions resulted in a $175,188 deferred income tax liability and a corresponding increase to goodwill of $175,188 for the fiscal year ended June 30, 2008. The June 30, 2007 acquisition resulted in a $7,757 current income tax benefit and a $100,173 deferred income tax liability, the net amount of which was recognized as a $92,416 increase to goodwill in the fiscal year ended June 30, 2007.

       Unaudited pro forma results of operations for the years ended June 30, 2008 and 2007, as though the six acquired dealers had been acquired as of July 1, 2006, are as follows:

                                                     2008             2007
                                                --------------   ---------------

       Net sales                                $   32,592,507       26,531,492
       Net income (loss)                            (8,443,771)         (85,402)
       Basic and diluted net income (loss)
         per common share                                 (.62)            (.01)

(15)   Recent Accounting Pronouncements

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

       In December 2007, the FASB Statement 141R, "Business Combinations" ("SFAS 141R") was issued. SFAS 141R replaces SFAS 141. SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest of the acquired company at fair value. SFAS 141R also requires transaction costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effective date for the Company will be January 1, 2009. We have not yet determined the impact of SFAS 141R related to future acquisitions, if any, on our consolidated financial statements.

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

       In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of FSP FAS 142-3 will have on its consolidated results of operation, cash flows or financial condition.

       In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles for nongovernmental entities in the United States. SFAS No. 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect adoption of SFAS No. 162 will have a material impact on the Company's consolidated financial statements.

--------------------------------------------------------------------------------