Form 10KSB
period 2008-06-30
DYNATRONICS CORP
filed 2008-11-12
CIK 720875

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

Transitional Small Business Disclosure Format (Check one):  Yes     No  X
                                                               ----   ----

The purpose of this filing is to correctly identify the form on which this report is filed as Form 10-KSB. Due to a clerical error, the original filing was made on Form 10-KSB/A. No changes have been made to this report other than the reference to the form on which it is filed.


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