Form 10-Q
period 2008-09-30
DYNATRONICS CORP
filed 2008-11-14
CIK 720875

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2008.

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _________ to _________

Commission File Number: 0-12697

                             Dynatronics Corporation
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Utah                                            87-0398434
               ----                                            -----------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                             Identification No.)

                7030 Park Centre Drive, Salt Lake City, UT 84121
               -------------------------------------------------
               (Address of principal executive offices, Zip Code)

                                 (801) 568-7000
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ----

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]                   Accelerated filer [   ]
Non-accelerated filer [   ]                     Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

The number of shares outstanding of the registrant's common stock, no par value, as of November 10, 2008 is 13,657,207.

                             DYNATRONICS CORPORATION
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2008
                                TABLE OF CONTENTS



                                                                    Page Number
                                                                    -----------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)......................................1

Condensed Consolidated Balance Sheets
September 30, 2008 and June 30, 2008 .........................................1

Condensed Consolidated Statements of Operations
Three Months Ended September 30, 2008 and 2007................................2

Condensed Consolidated  Statements of Cash Flows
Three Months Ended September 30, 2008 and 2007................................3

Notes to Condensed Consolidated  Financial Statements.........................4

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations.....................................................9

Item 3. Quantitative and Qualitative Disclosures About Market Risk...........15

Item 4. Controls and Procedures..............................................15

PART II. OTHER INFORMATION

Item 1A. Risk Factors........................................................15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........16

Item 6.  Exhibits............................................................16

                        DYNATRONICS CORPORATION
                 Condensed Consolidated Balance Sheets
                              (Unaudited)


                       Assets                        September 30,    June 30,
                                                        2008            2008
                                                     ------------  -------------

Current assets:
 Cash                                                $    290,679  $    288,481
 Trade accounts receivable, less allowance for
  doubtful accounts of $420,551 at September 30,
    2008 and $411,057 at June 30, 2008                  5,419,183     5,151,235
 Other receivables                                         47,860        63,487
 Inventories, net                                       6,491,823     6,283,068
 Prepaid expenses                                         494,027       619,471
 Prepaid income taxes                                           -        98,644
 Deferred income tax assets - current portion             482,771       477,300
                                                     ------------  -------------
       Total current assets                            13,226,343    12,981,686

Property and equipment, net                             3,479,707     3,527,153
Intangible assets, net                                    608,853       631,181
Other assets                                              366,120       359,748
Deferred income tax assets, net of current portion        999,324       928,051
                                                     ------------  -------------
                                                     $ 18,680,347  $  18,427,819
                                                     ============  =============

       Liabilities and Stockholders' Equity

Current liabilities:
 Current installments of long-term debt              $    255,002  $    297,413
 Line of credit                                         5,648,780     5,818,320
 Warranty reserve                                         209,168       209,168
 Accounts payable                                       2,123,972     1,423,839
 Accrued expenses                                         513,284       500,145
 Accrued payroll and benefits                             315,982       411,918
 Income tax payable                                         8,809             -
                                                     ------------  -------------
       Total current liabilities                        9,074,997     8,660,803

Long-term debt, net of current installments             3,008,549     3,046,000
Deferred compensation                                     464,827       455,377
                                                     ------------  -------------
       Total liabilities                               12,548,373    12,162,180
                                                     ------------  -------------
Commitments and contingencies

Stockholders' equity:
 Common stock, no par value. Authorized
   50,000,000 shares; issued 13,657,207
   shares at September 30, 2008 and
   13,670,807 shares at June 30, 2008                   7,871,199     7,865,913
 Accumulated deficit                                   (1,739,225)   (1,600,274)
                                                     ------------  -------------

       Total stockholders' equity                       6,131,974     6,265,639
                                                     ------------  -------------
                                                     $ 18,680,347  $ 18,427,819
                                                     ============  =============



     See accompanying notes to condensed consolidated financial statements.

                             DYNATRONICS CORPORATION
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                          Three Months Ended
                                                             September 30
                                                         2008           2007
                                                     ------------  -------------

Net sales                                            $  7,996,149  $  7,891,430
Cost of sales                                           4,800,508     4,959,118
                                                     ------------  -------------
          Gross profit                                  3,195,641     2,932,312

Selling, general, and administrative expenses           2,976,647     3,575,495
Research and development expenses                         262,029       338,893
                                                     ------------  -------------
          Operating loss                                  (43,035)     (982,076)
                                                     ------------  -------------

Other income (expense):
   Interest income                                            407         4,915
   Interest expense                                      (151,071)     (135,246)
   Other income, net                                        2,870         3,164
                                                     ------------  -------------
          Net other expense                              (147,794)     (127,167)
                                                     ------------  -------------

          Loss before income taxes                       (190,829)   (1,109,243)

Income tax benefit                                        (51,878)     (397,040)
                                                     ------------  -------------

          Net  loss                                  $   (138,951) $   (712,203)
                                                     ============  =============

Basic and diluted net loss per common share          $      (0.01) $      (0.05)
                                                     ============  =============


Weighted average basic and diluted common
  shares outstanding                                   13,659,371    13,607,666



     See accompanying notes to condensed consolidated financial statements.

                             DYNATRONICS CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                        Three Months Ended
                                                           September 30
                                                        2008           2007
                                                     ------------  -------------

Cash flows from operating activities:
  Net loss                                           $   (138,951) $   (712,203)
  Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
    Depreciation and amortization of property
      and equipment                                        88,317        84,927
    Amortization of intangible assets                      22,328        25,028
    Stock-based compensation expense                       15,424       256,991
    Deferred income tax assets, net                       (76,744)     (401,790)
    Provision for doubtful accounts                        12,000       129,900
    Provision for inventory obsolescence                   72,000        42,000
    Provision for warranty reserve                         62,308        60,888
    Provision for deferred compensation                     9,450         8,055
    Change in operating assets and liabilities:
       Receivables                                       (264,321)   (1,047,970)
       Inventories                                       (280,755)     (138,513)
       Prepaid expenses and other assets                  119,072       (63,949)
       Accounts payable and accrued expenses              555,028      (547,121)
       Prepaid income taxes                                98,644          (547)
       Income tax payable                                   8,809             -
                                                     ------------  -------------

            Net cash provided by (used in)
            operating activities                          302,609    (2,304,304)
                                                     ------------  -------------

Cash flows from investing activities:
    Capital expenditures                                  (40,871)      (60,999)
    Business acquisitions                                       -    (1,135,692)
                                                     ------------  -------------

            Net cash used in investing activities         (40,871)   (1,196,691)
                                                     ------------  -------------

Cash flows from financing activities:
    Principal payments on long-term debt                  (79,862)      (56,490)
    Net change in borrowings under line of credit        (169,540)    2,553,984
    Proceeds from issuance of common stock                      -        29,327
    Redemption of common stock                            (10,138)      (37,915)
                                                     ------------  -------------

            Net cash provided by (used in)
            financing activities                         (259,540)    2,488,906
                                                     ------------  -------------

            Net change in cash                              2,198    (1,012,089)

Cash at beginning of period                               288,481     1,301,105
                                                     ------------  -------------

Cash at end of period                                $    290,679  $    289,016
                                                     ============  =============

Supplemental disclosures of cash flow information:
    Cash paid for interest                           $    137,932  $    115,622
    Cash paid for income taxes                             16,900         1,000
Supplemental disclosure of non-cash investing
  and financing activities:
    Capital expenditures financed by long-term debt             -        90,134
    Acquisition cash obligation financed by line
      of credit                                                 -     1,000,000
    Stock based compensation - see note 3
      for details
    Business acquisitions disclosure - see note 8 for details

     See accompanying notes to condensed consolidated financial statements.

                             DYNATRONICS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)


NOTE 1.    PRESENTATION

The condensed consolidated balance sheet as of September 30, 2008 and June 30, 2008 and the condensed consolidated statements of operations and cash flows for the three months ended September 30, 2008 and 2007 were prepared by Dynatronics Corporation without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the quarter ended September 30, 2008 are not necessarily indicative of the results for the fiscal year ending June 30, 2009. The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements for each of the two years ended June 30, 2008 and 2007. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's most recently Form 10-KSB filing.

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

In calculating net income (loss) per common share, the net income (loss) was the same for both the basic and diluted calculation for the three months ended September 30, 2008 and 2007. A reconciliation between the basic and diluted weighted-average number of common shares for the three months ended September 30, 2008 and 2007 is summarized as follows:

                                                            (Unaudited)
                                                        Three Months Ended
                                                           September 30,
                                                         2008            2007
                                                     ------------  -------------
Basic weighted average number of common shares         13,659,371    13,607,666
outstanding during the period
Weighted average number of dilutive common stock
options outstanding during the period                         -0-           -0-
                                                     ------------  -------------
Diluted weighted average number of common and
common equivalent shares outstanding during the
period                                                 13,659,371    13,607,666
                                                     ============  =============

Outstanding options not included in the computation of diluted net loss per common share for the three-month periods ended September 30, 2008 and 2007 totaled 1,085,553 and 594,662 respectively, because to do so would have been anti-dilutive.

NOTE 3.    STOCK-BASED COMPENSATION

Common Stock. Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period. The Company recognized $15,424 and $256,991 in stock-based compensation expense during the three months ended September 30, 2008 and 2007, respectively, as selling, general, and administrative expenses in the condensed consolidated statements of operations.

On July 1, 2007, the Company granted 220,000 shares of common stock to employees with an estimated value of $1.08 per share, which vested over a ninety-day period. The Company recognized $238,950 in stock-based compensation during the three months ended September 30, 2007 from these shares. On July 1, 2007, the Company also granted 80,000 shares of common stock with an estimated value of $1.08 per share, which vested over a four-year period in annual installments of 20,000 shares per year. The Company recognized $5,850 and $11,250 in stock-based compensation expense during the three months ended month September 30, 2008 and 2007, respectively, from these shares. As of September 30, 2008, $35,550 in unrecognized stock-based compensation from the unvested shares is expected to be recognized over the remainder of the four-year period.

Stock Options. The Company maintains a 2005 equity incentive plan for the benefit of employees. Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other share-based awards may be granted under the plan. Awards granted under the plan may be performance-based. Effective November 27, 2007, the plan was amended to increase the number of shares available by one million shares as approved by the shareholders votes. At September 30, 2008, 947,944 shares of common stock were authorized and reserved for issuance, but were not granted under the terms of the 2005 equity incentive plan as amended.

The following table summarizes the Company's stock option activity during the period ended September 30, 2008:
                                                                     Weighted
                                                                     -Average
                                                      Number of      Exercise
                                                       options        Price
                                                     ------------  -------------

Outstanding at beginning of period                      1,141,603  $       1.40
Granted                                                    39,502           .60
Exercised                                                     -0-           -0-
Cancelled                                                  79,266          1.64
                                                     ------------  -------------
Outstanding at end of period                            1,101,839          1.46
                                                     ============  =============

Exercisable at end of period                              711,879          1.69
                                                     ===========================

The Black-Scholes option pricing model is used to estimate the fair value of options under the Company's stock option plan. The weighted average value of stock options granted under the plan, as well as the assumptions used in calculating these values for the three months ended September 30, 2008 and 2007 were based on estimates at the date of grant as follows:

                                                          Three Months Ended
                                                     ---------------------------
                                                    September 30,  September 30,
                                                         2008          2007
                                                     ------------  -------------
Expected dividend yield                                  0%             0%
Expected stock price volatility                       57 - 59%          56%
Risk-free interest rate                             3.85 - 4.14%       4.8%
Expected life of options                              10 years        7 years

Expected option lives and volatilities are based on historical data of the Company. The risk free interest rate is based on the US Treasury bill rate on the grant date for constant maturities that correspond with the option life. Historically, the Company has not declared dividends and there are no future plans to do so.

No options were exercised during the three months ended September 30, 2008. As of September 30, 2008, there was approximately $132,136 of total unrecognized stock-based compensation cost related to grants under our stock option plan that will be expensed over a weighted-average period of 5 years.

Stock-based compensation expense under SFAS No 123(R) for the three months ended September 30, 2008 and 2007 was $7,574 and $494, respectively and is included in the amount shown above.

NOTE 4.    COMPREHENSIVE INCOME (LOSS)

For the  three-month  ended  September 30, 2008 and 2007,  comprehensive  income
(loss) was equal to the net income (loss) as presented in the accompanying condensed consolidated statements of operations.

NOTE 5.    INVENTORIES

Inventories consisted of the following:

                                                    September 30,    June 30,
                                                         2008          2008
                                                     ------------  -------------

Raw material                                         $  2,863,420  $  2,984,189
Finished goods                                          4,029,368  $  3,636,597
Inventory reserve                                        (400,965)     (337,718)
                                                     ------------  -------------
                                                     $  6,491,823  $  6,283,068
                                                     ============  =============

NOTE 6.    PROPERTY AND EQUIPMENT

Property and equipment were as follows:


                                                    September 30,    June 30,
                                                         2008          2008
                                                     ------------  -------------

Land                                                 $    354,743  $    354,743
Buildings                                               3,682,504     3,682,504
Machinery and equipment                                 1,672,910     1,661,962
Office equipment                                        1,313,744     1,283,821
Vehicles                                                  188,148       188,148
                                                     ---------------------------
                                                        7,212,049     7,171,178

Less accumulated depreciation
   and amortization                                     3,732,342     3,644,025
                                                     ---------------------------

                                                     $  3,479,707  $  3,527,153
                                                     ===========================

NOTE 7.    PRODUCT WARRANTY RESERVE

The Company accrues the estimated costs to be incurred in connection with its manufactured product warranty programs as products are sold based on historical warranty claims. A reconciliation of the changes in the warranty reserve is as follows:


                                                        Three         Three
                                                     months ended  months ended
                                                    September 30,  September 30,
                                                        2008            2007
                                                     ------------  -------------

Beginning product warranty reserve                   $    209,168  $    208,000
Warranty repairs                                          (62,308)      (60,888)
Warranty reserve additions                                 61,242       119,507
Changes in estimated warranty costs                         1,066       (58,619)
                                                     ------------  -------------
Ending product warranty reserve                      $    209,168  $    208,000
                                                     ===========================

NOTE 8.    ACQUISITION AND NON-CASH DISCLOSURE

On July 2, 2007, the Company completed the acquisition of a 100% interest in five of its key independent distributors; namely, Responsive Providers, Inc. of Houston, Texas, Therapy and Health Care Products, Inc. of Youngstown, Ohio, Cyman Therapy, Inc. of Detroit, Michigan, Al Rice and Associates, Inc. of Jeffersonville, Indiana and Theratech Inc. of Minneapolis, Minnesota. The total consideration paid for the five separately-negotiated acquisitions was approximately $5,700,000, comprised of approximately $2,300,000 in cash and 3,061,591 shares of the Company's common stock.

The acquisition value of the five dealers acquired was accounted for using the purchase method of accounting. Accordingly, the purchase price was assigned to the assets acquired and the liabilities assumed based on estimated fair values at the purchase date. The following table reflects the estimated fair values of the assets acquired and the liabilities assumed as of the acquisition date:

  Cash                                                             $    651,828
  Trade accounts receivable                                           1,160,976
  Inventories                                                         1,192,639
  Prepaid expenses                                                        4,782
  Property and equipment                                                112,764
  Cash surrender value of life insurance                                207,563
  Intangible assets                                                     366,400
  Goodwill                                                            3,512,779
                                                                   -------------
  Total assets acquired                                               7,209,731
  Accounts payable and accrued expenses                              (1,496,800)
                                                                   -------------
  Net assets acquired                                              $  5,712,931
                                                                   =============


NOTE 9.    INTANGIBLE ASSETS OTHER THAN GOODWILL

       Identifiable intangibles assets consists of the following:


                Asset and Useful Life               September 30,    June 30,
                                                        2008           2008
                                                     ------------  -------------

       Trade name -  15 years                        $    339,400  $    339,400
       Domain name -  15 years                              5,400         5,400
       Non-compete agreement - 4 years                    149,400       149,400
       Customer relationships -  7-15 years               120,000       120,000
       Trademark licensing agreement -  20 years           45,000        45,000
       Backlog of orders -  3 months                        2,700         2,700
       Customer database -  7 years                        38,100        38,100
       License agreement -  10 years                       73,240        73,240
                                                     ------------  -------------
          Total identifiable intangibles                  773,240       773,240
       Less accumulated amortization                      164,387       142,059
                                                     ------------  -------------
                  Net carrying amount                $    608,853  $    631,181
                                                     ============  =============

NOTE 10.   RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, this statement simplifies and codifies fair value related guidance previously issued within United States of America generally accepted accounting principles. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 for financial assets and November 15, 2008 for non-financial assets, and interim periods within those fiscal years. The Company adopted SFAS 157 on July 1, 2008 for its financial assets and liabilities with no material impact on its consolidated financial statements. The Company will adopt SFAS 157 on July 1, 2009 for non-financial assets, and does not expect that it will have a material impact on its consolidated financial statements.

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 to have a material impact on its financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of FSP FAS 142-3 will have on its consolidated results of operation, cash flows and financial condition.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles for nongovernmental. SFAS No. 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect adoption of SFAS No. 162 will have a material impact on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements (unaudited) and notes thereto appearing in Part I, Item 1 of this report on Form 10-Q.

Results of Operations

The Company's fiscal year ends on June 30th. This report covers the three months ended September 30, 2008, for the Company's fiscal year ending June 30, 2009.

The operating results of the Company include the operations of entities acquired by the Company in June and July 2007. On June 30, 2007, Dynatronics acquired its largest independent distributor, Rajala Therapy Sales Associates of Pleasanton, California. On July 2, 2007, the Company acquired five additional independent distributors; namely, Responsive Providers, Inc. of Houston, Texas; Therapy and Health Care Products, Inc. of Girard, Ohio; Cyman Therapy, Inc. of Detroit, Michigan; Al Rice and Associates, Inc. of Jeffersonville, Indiana; and Theratech, Inc. of Minneapolis, Minnesota. The effect of these acquisitions was to expand Dynatronics' distribution capabilities from purely wholesale distribution to direct retail distribution. Subsequent to these acquisitions additional direct sales representatives have been added, bringing the total number of direct sales representatives to 38 covering 26 states. Dynatronics continues to support and expand its network of wholesale distributors and dealers that provide coverage in other states.

Net Sales

During the quarter ended September 30, 2008, the Company's sales were $7,996,149, compared to $7,891,430 in the quarter ended September 30, 2007. In mid - September 2008, we began shipping our new product catalog containing over 500 pages of products - more than double the size of the Company's previous catalog. The acquisition of six distributors last year has allowed us to greatly expand our product offering. The new catalog is a major step in presenting the Company's new image to the market after a year of assimilation and change. In conjunction with the new catalog, we implemented pricing incentives to reward customers for placing larger orders. The initial impact of the new catalog is partly reflected by orders taken during October 2008, which generated the highest level of monthly sales in the Company's history.

Gross Profit

During the quarter ended September 30, 2008, gross profit increased 9.0% to $3,195,641, or 40.0% of net sales, compared to $2,932,312, or 37.2% of net sales, in the quarter ended September 30, 2007. In the quarter ended September 30, 2007 gross profit as a percent of sales was lower than the current period due to inventories of Dynatronics manufactured products in stock at the six acquired independent dealers. Those inventories had a higher cost basis because they were held in the dealer inventory at wholesale cost instead of manufactured cost. This accounted for the approximately 2.8 percentage point difference between gross profit in the current quarter and the similar period last year.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the quarter ended September 30, 2008 decreased $598,848 to $2,976,647, or 37.2% of net sales, compared to $3,575,495, or 45.3% of net sales in the prior year period. The decrease in SG&A expenses for the quarter ended September 30, 2008 is related to the following:

         o  $267,000 in lower labor and  operating  costs
         o  $368,500 in lower general and administrative expenses
         o $37,000 in higher selling expenses related primarily to our new product catalog

The reduction in SG&A in the quarter ended September 30, 2008 resulted primarily from cost-saving measures implemented by the Company as part of the assimilation of the acquired entities during fiscal year 2008. Specifically, with the assimilation process substantially completed, management implemented measures in March 2008 and July 2008 designed to reduce annual operating expenses by more than $2.1 million. These measures included a reduction of approximately 20 percent of the Company's workforce and the elimination of duplicative overhead expense. In addition, the Company consolidated operations from eight distribution points to three. Many of these changes had been contemplated as part of the planning for the acquisition and assimilation of the distributors in 2007. We believe these measures, while resulting in reductions in operating expenses will not negatively impact the Company's sales or operations as they represent primarily the elimination of unnecessary duplicate costs associated with the acquisitions.

Research and Development

Research and Development ("R&D") expense during the quarter ended September 30, 2008 was $262,029, compared to $338,893 in the similar quarter in 2007. R&D expense represented approximately 3.3% and 4.3% of the net sales of the Company in the quarters ended September 30, 2008 and 2007, respectively. Management anticipates R&D expense will increase in future quarters based on new products that are under development. R&D costs are expensed as incurred. Dynatronics intends to continue its commitment to developing innovative products for the physical medicine market in fiscal year 2009 and beyond in order to position the Company for growth.

Pre-tax Loss

Pre-tax loss for the quarter ended September 30, 2008 was $190,829 compared to a pre-tax loss of $1,109,243 in the quarter ended September 30, 2007. The 83% improvement in pre-tax loss in 2008 is primarily related to the reduction in SG&A expenses totaling $598,848 discussed above, lower R&D expenses and the improvement in gross profit for reasons discussed above.

Income Tax Benefit

Income tax benefit for the quarter ended September 30, 2008 was $51,878 compared to income tax benefit of $397,040 in the quarter ended September 30, 2007. The effective tax rate for 2008 was 27.2% compared to 35.8% in 2007. The lower effective rate in 2008 is a result of franchise taxes that are required in certain states which offsets the deferred tax benefits.

Net Loss

Net loss for the quarter ended September 30, 2008 was $138,951 ($.01 per share), compared to net loss of $712,203 ($.05 per share) in the quarter ended September 30, 2007. Major components contributing to the improvement in net loss during the quarter ended September 30, 2008 in comparison to the quarter ended September 30, 2007, were the reduction in SG&A expenses, lower R&D expenses and the improvement in gross profit described in this section, above.

Liquidity and Capital Resources
-------------------------------

The Company has financed its operations through available cash reserves and borrowings under its line of credit. The Company had working capital of $4,151,346 at September 30, 2008, inclusive of the current portion of long-term obligations and credit facilities, compared to working capital of $4,320,883 at June 30, 2008.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, increased $267,948 to $5,419,183 at September 30, 2008, compared to $5,151,235 at June 30,
2008. Trade accounts receivable represent amounts due from the Company's dealer network, medical practitioners and clinics. We estimate that the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers. Accounts receivable are generally collected within 30 days of the agreed terms. However, as a result of the recent acquisitions, the character of the accounts receivable and collection patterns have changed and will be carefully monitored over the coming year to ensure the allowance estimates are adequate. Allowances for the retail accounts assumed in the acquisitions include consideration of the historical experience of the acquired companies.

Inventories

Inventories, net of reserves, at September 30, 2008 increased $208,755 to $6,491,823 compared to $6,283,068 at June 30, 2008. This increase is partly a result of required adjustments in inventory levels to accommodate the expansion of the number of stocked items associated with the new catalog. Other factors are related to timing of large inventory purchases from overseas suppliers. Inventories are expected to reduce modestly now that we have consolidated distribution facilities.

Accounts Payable

Accounts payable increased $700,133 to $2,123,972 at September 30, 2008, compared to $1,423,839 at June 30, 2008. The increase in accounts payable is a result of the timing of our weekly payments to suppliers and the timing of purchases of product components. Accounts payable are generally within term. We strive to take advantage of available early payment discounts when offered.

Accrued Payroll and Benefits

Accrued payroll and benefits decreased $95,936 to $315,982 at September 30, 2008, compared to $411,918 at June 30, 2008. The decrease in accrued payroll and benefits is related to timing differences as well as the reduction in force implemented over the past six months, resulting in lower accrued payroll at September 30, 2008 compared to June 30, 2008.

Cash

The Company's cash position at September 30, 2008 was $290,679, compared to $288,481 at June 30, 2008. The Company believes that improved cash flows from operating activities through higher sales, improving management of accounts receivable, maintaining current inventory levels and reduced operating expenses will further reduce operating losses and expedite a return to profitability. This improved cash flows combined with the available line of credit is expected to be sufficient to cover operating needs in the ordinary course of business for the next twelve months. If we experience an adverse operating environment or unusual capital expenditure requirements, additional financing may be required. However, no assurance can be given that additional financing, if required, would be available on terms favorable to the Company.

Line of Credit

The Company has an $8,000,000 revolving line of credit with a commercial bank. At September 30, 2008, the Company owed $5,648,780 compared to $5,818,320 at June 30, 2008. Interest on the line of credit is based on the bank's prime rate plus 1%, which at September 30, 2008 equaled 6.0% per annum. The line of credit is collateralized by accounts receivable and inventories of the Company as well as a security interest in the Company's headquarters facility in Salt Lake City, Utah. Borrowing limitations are based on approximately 45% of eligible inventory and up to 80% of eligible accounts receivable. Interest payments on the line are due monthly. The line of credit is renewable biennially on December 15th and includes covenants requiring the Company to maintain certain financial ratios. As of September 30, 2008, the Company was in compliance with its loan covenants or had received waivers for any noncompliance.

The current ratio was 1.5 to 1 at September 30, 2008 and 1.5 to 1 at June 30, 2008. Current assets represented 71% of total assets at September 30, 2008, compared to 70% at June 30, 2007.

Debt

Long-term debt, net of current portion, totaled $3,008,549 at September 30, 2008, compared to $3,046,000 at June 30, 2008. Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee. The principal balance on the mortgage loans is approximately $3,200,000 million with monthly principal and interest payments of $40,707.

Inflation and Seasonality

The Company's revenues and net income have not been unusually affected by inflation or price increases for raw materials and parts from vendors.

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

The preparation of this quarterly report requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses reported in the condensed consolidated financial statements. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate these estimates, including those related to bad debts, inventories, deferred income tax assets, and revenue recognition. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Inventory Reserves

The nature of our business requires that we maintain sufficient inventory on hand at all times to meet the requirements of our customers. We record finished goods inventory at the lower of standard cost, which approximates actual costs (first-in, first-out) or market. Raw materials are recorded at the lower of cost (first-in, first-out) or market. Inventory valuation reserves are maintained for the estimated impairment of the inventory. Impairment may be a result of slow moving or excess inventory, product obsolescence or changes in the valuation of the inventory. In determining the adequacy of reserves, we analyze the following, among other things:

         o    Current inventory quantities on hand.
         o    Product acceptance in the marketplace.
         o    Customer demand.
         o    Historical sales.
         o    Forecasted sales.
         o    Product obsolescence.
         o    Technological innovations.
         o Character of the inventory as either a distributed item, finished manufactured item or raw material.

Any modifications to estimates of inventory valuation reserves are reflected in the cost of sales within the statements of operations during the period in which such modifications are determined necessary by management. At September 30, 2008 and June 30, 2008, our inventory valuation reserve, which established a new cost basis, was $400,965 and $337,718, respectively, and our inventories totaled $6,491,823 and $6,283,068 net of reserves, respectively.

Revenue Recognition

Historically, the majority of our product sales were to independent distributors. In fiscal 2008, as a result of acquiring six of our top distributors, a significant portion of our sales were generated through our in-house direct sales force. Our sales force and distributors sell our products to end users, including physical therapists, professional trainers, athletic trainers, chiropractors, medical doctors and aestheticians. With the acquisition of the key distributors, we expanded our distribution options to include direct distribution of products in some territories while supporting independent dealer efforts in others.

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

Allowance for Doubtful Accounts

We must make estimates of the collectability of accounts receivable. In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $5,419,183 and $5,151,235, net of allowance for doubtful accounts of $420,551 and $411,057, at September 30, 2008 and June 30, 2008, respectively. The expansion of our customer base associated with more direct sales will spread bad debt risk over a broader base of customers and reduce the concentration of large dealer balances. At the same time, the management of more customer accounts presents a higher risk. These risks will be evaluated over the coming year to determine if current estimate policies are still applicable. In the meantime, allowance for doubtful accounts associated with these acquired customers is based on the historical experience of the dealers acquired as well as the one year of experience of the Company since the acquisition of these dealers.

Business Plan and Outlook

During fiscal year 2009, we will focus on a strategy to improve overall operations and sales that includes the following elements: (1) strengthening distribution channels; (2) developing new, state-of-the-art products for future growth; (3) refining operations associated with the acquired companies and continued reduction of overhead costs; and (4) enhancing product profit margins through improved manufacturing processes and better pricing management. Our goal in implementing this four-fold strategy is to enable the Company to address short-term profitability without jeopardizing long-term growth.

Our primary market, the physical medicine marketplace, has experienced significant change over the past few years, most notably with consolidation among manufacturers and distributors. The main challenge presented by this consolidation was the loss of independent dealers and the narrowing of distribution channels. In order to compete more favorably and effectively, we moved aggressively to strengthen our channels of distribution by acquiring key distributors. We identified six key distributors with operations in 20 states. On June 30, 2007, we acquired our largest independent distributor headquartered in California. On July 2, 2007, we acquired five additional key independent distributors headquartered in Texas, Ohio, Michigan, Indiana and Minnesota. We also began hiring direct sales representatives in key locations around the country resulting in 38 direct sales representatives now in 26 states. The creation of a direct distribution channel through these key acquisitions and hiring direct sales representatives provides Dynatronics with expanded ability to sell at the retail level, which we believe improves gross profit margins and enhances the Company's control over the distribution process.

The September 2008 introduction of our first consolidated catalog and pricing schedule provides a powerful sales tool that is expected to help strengthen sales efforts by direct sales reps. We believe that it will also be an effective tool for independent dealers who use either a private labeled version or the proprietary version of the catalog. This tool should further enhance efforts to strengthen distribution channels. Specific efforts will be focused on recruiting additional independent dealers and seasoned direct sales reps in geographical areas where distribution has been lost or diminished due to consolidation efforts within the industry. With the broad line of products now offered by the Company, we will undertake to develop relationships with Group Purchasing Organizations (GPO's) and large chains of hospitals and clinics that purchase only on contract. This is a segment of business the Company has not heretofore pursued but represents a large segment of business from which it has previously been foreclosed because it was not an approved vendor with the various GPO's and national or regional chains of care facilities.

The Company's Synergie brand line of aesthetic products received a boost this past year with the introduction of the Elite Synergie line, the first redesign of the popular aesthetic products since their original introduction almost 10 years ago. We believe that this new line of products remains the best value on the market. With the new product line in place, the Company intends to leverage its stable of direct sales representatives to further promote the sale of Synergie brand products. With no mature distribution channels in the aesthetics market, we believe that the availability of these direct sales representatives provides an advantage for enhancing the distribution of these products. To assist in that effort, a unique aesthetic products catalog is contemplated that selects products already offered in the Company's proprietary rehab products catalog that would have applicability to the aesthetics market. In addition, the Company will seek strategic partnerships, both domestic and international, to help maintain the sales momentum from the introduction of this revised product line.

We have long believed that international markets present an untapped potential for growth and expansion. Adding new distributors in several countries will be the key to this expansion effort. Our past efforts to improve international marketing have yielded only marginal improvements. We remain committed, however, to finding the most cost effective ways to expand our markets internationally. Our Salt Lake City facilities, where all electrotherapy, ultrasound, traction, light therapy and Synergie products are manufactured, are certified to ISO 13485, an internationally recognized standard of excellence in medical device manufacturing. This designation is an important requirement in obtaining the CE Mark certification, which allows us to market our products in the European Union and other foreign countries.

Strengthening our distribution channels domestically and internationally for both the rehab and aesthetic lines is our top priority for this new fiscal year. A second priority is the introduction of new products.

During fiscal year 2007 and 2008, significant investments were made in research and development to bring important new products to market. In April 2008, Dynatronics introduced the DynaPro Spinal Health System, a non-surgical treatment for back and neck pain. This innovative system combines the benefits of decompression and light therapy with core-stabilization exercises and nutrition forming a very effective tool for relieving pain associated with a host of back problems including herniated discs, degenerative disc disease, sciatica and pinched nerves. The DynaPro Spinal Health System features our Dynatron DX2, T4 treatment table and other packaged accessories incorporating a state-of-the-art marketing and patient-awareness program to help practitioners promote this proven, non-surgical pain relief treatment.

Another new product introduced in April 2008 was the new Dynatron X5 "Turbo" soft-tissue oscillation therapy unit. The new X5 "Turbo" is three times more powerful than the original X5 device and we belive it is a highly effective treatment for various orthopedic and sports injuries, and is gaining popularity in sports medicine.

Also as discussed above, in April 2008 we introduced the new "Synergie Elite" product line. The new "Synergie Elite" line of aesthetic treatment devices is comprised of cellulite treatment devices, microdermabrasion units and bio-stimulation light therapy equipment. The market's response to the new Synergie Elite equipment has been promising. The new updated design and additional features make the Synergie Elite products not only visually attractive, but functionally enhanced positioning us to better compete in the aesthetic markets.

This commitment to product innovation will continue through the coming fiscal year. Many new products are under development. Most new products currently under development are targeted for introduction in the latter half of the current fiscal year or the first half of the following fiscal year. The commitment to innovation of high quality products has been a hallmark of Dynatronics and will continue to be throughout the coming year.

Refining our business model for supporting sales reps and dealers also will be a focal point of operations during fiscal year 2009. We will continue to evaluate the most efficient ways to maintain the satellite sales offices and warehouses. The ongoing refinement of this model is expected to yield further efficiencies that will better achieve sales goals while at the same time reducing expenses.

While sales have shifted more to distributed products, the sale of the Company's manufactured products remains the largest contributor to margin generation. Therefore, renewed emphasis is being placed on improving manufacturing operations including considering more offshore manufacturing of components as well as streamlining manufacturing operations in Utah and Tennessee. With thousands of new products now being distributed by the company, refinements in the methods of price management will be implemented throughout the coming year to ensure margins are properly maintained.

Based on our defined strategic initiatives, we are focusing our resources in the following areas:

         o Reinforcing our position in the domestic physical medicine market by securing channels of distribution through a strategy of recruiting direct sales representatives and working closely with the most successful dealers of capital equipment in areas where distribution is limited.

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

         o Further refining the operational model for supporting field sales and satellite operations including more aggressive management of product pricing.

         o Exploring strategic business alliances that will leverage and complement the Company's competitive strengths, increase market reach and supplement capital resources.

Cautionary Statement Concerning Forward-Looking Statements
----------------------------------------------------------

The statements contained in this report on Form 10-Q, particularly the foregoing discussion in Part I Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, that are not purely historical, are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements refer to our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of the words or phrases "believes," "expects," "anticipates," "should," "plans," "estimates," "intends," and "potential," among others. Forward-looking statements include, but are not limited to, statements regarding product development, market acceptance, financial performance, revenue and expense levels in the future and the sufficiency of existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed under the headings "Risk Factors" in our Annual Report on Form 10-KSB for the year ended September 30, 2008 and Part II, Item 1A "Risk Factors" in this report on Form 10-Q. The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks. Market risk is the potential risk of loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes. There have been no material changes in our market risk during the quarter ended September 30, 2008.

Our primary market risk exposure is interest rate risk. As of September 30, 2008, approximately $5,650,000 of our debt bore interest at variable rates. Accordingly, our net income (loss) is affected by changes in interest rates. For every one hundred basis point change in the average interest rate under our existing debt, our annual interest expense would change by approximately $56,500.

In the event of an adverse change in interest rates, we could take actions to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions.

Item 4.    Controls and Procedures

Based on evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or that is reasonably likely to materially affect, our internal controls over financial reporting.


                           PART II. OTHER INFORMATION

Item 1A.   Risk Factors

Various risk factors associated with our business are included under the heading "Risk Factors" in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008. In addition, the Company notes the following risk:

General economic conditions may affect our revenue and harm our business.

As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months. Unfavorable changes in economic conditions, including declining consumer confidence, inflation, recession or other changes, may lead our customers to delay or reduce purchases of our products and our results of operations and financial condition could be adversely affected thereby. Challenging economic conditions also may impair the ability of our customers or distributors to pay for products they have purchased, and as a result, our reserves for doubtful accounts and write-offs of accounts receivable could increase. Our cash flows may be adversely affected by delayed payments or underpayments by our customers. We are unable to predict the duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities. The following table summarizes purchases of Dynatronics common stock made by the Company during the quarter ended September 30, 2008, under a stock repurchase program approved by the board of directors of the Company in September 2003.

                     Issuer Purchases of Equity Securities*

                                                Total #
                                               of shares          Maxim Numbe
                                               purchased        (or approximate
                                                as part         dollar value) of
                  Total #       Average       of publicly       shares that may
                  of shares    price paid    announced plans   yet be purchased
Period            purchased    per share      or programs       under the plan
--------------------------------------------------------------------------------

July 2008           13,600       $.75            13,600             $66,300
August 2008              -        N/A               -               $66,300
September 2008           -        N/A               -               $66,300
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


Date     11/13/08               /s/ Kelvyn H. Cullimore, Jr.
     -----------------          ----------------------------------------------
                                Kelvyn H. Cullimore, Jr.
                                Chairman, President and Chief Executive Officer
                                (Principal Executive Officer)


Date     11/13/08               /s/ Terry M. Atkinson, CPA
     -----------------          ----------------------------------------------
                                Terry M. Atkinson, CPA
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)

--------------------------------------------------------------------------------