Form 10-Q
period 2008-12-31
DYNATRONICS CORP
filed 2009-02-13
CIK 720875

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2008.

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _________ to _________

Commission File Number: 0-12697

                             Dynatronics Corporation
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Utah                                           87-0398434
               ----                                           -----------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                             Identification No.)

                7030 Park Centre Drive, Salt Lake City, UT 84121
                ------------------------------------------------
               (Address of principal executive offices, Zip Code)

                                 (801) 568-7000
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]                            Accelerated filer [   ]
Non-accelerated filer [   ]                        Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes   No X

The number of shares outstanding of the registrant's common stock, no par value, as of February 10, 2009 is 13,657,207.

                             DYNATRONICS CORPORATION
                                    FORM 10-Q
                         QUARTER ENDED DECEMBER 31, 2008
                                TABLE OF CONTENTS



                                                                    Page Number
                                                                    -----------

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).....................................1

Condensed Consolidated Balance Sheets
December 31, 2008 and June 30, 2008 ..........................................1

Condensed Consolidated Statements of Operations
Three and Six Months Ended December 31, 2008 and 2007.........................2

Condensed Consolidated Statements of Cash Flows
Six Months Ended December 31, 2008 and 2007...................................3

Notes to Condensed Consolidated Financial Statements..........................4

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations..........................................10

Item 3.  Quantitative and Qualitative Disclosures About
Market Risk..................................................................16

Item 4.  Controls and Procedures.............................................17

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.................17

Item 5.  Other Information...................................................18

Item 6.  Exhibits............................................................18

                             DYNATRONICS CORPORATION
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)


                                                     December 31,     June 30,
                                     Assets              2008           2008
                                                     ------------  -------------

Current assets:
  Cash                                               $    239,708  $    288,481
  Trade accounts receivable, less allowance
    for doubtful accounts of $422,402 at
    December 31, 2008 and $411,057 at June 30,
    2008                                                5,343,962     5,151,235
  Other receivables                                        41,091        63,487
  Inventories, net                                      7,039,074     6,283,068
  Prepaid expenses                                        751,735       619,471
  Prepaid income taxes                                      4,562        98,644
  Deferred income tax assets - current portion            500,266       477,300
                                                     ------------  -------------
       Total current assets                            13,920,398    12,981,686

Property and equipment, net                             3,447,298     3,527,153
Intangible assets, net                                    586,525       631,181
Other assets                                              435,492       359,748
Deferred income tax assets, net of current portion        943,395       928,051
                                                     ------------  -------------
       Total assets                                  $ 19,333,108  $ 18,427,819
                                                     ============  =============


            Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt             $    274,471  $    297,413
  Line of credit                                        6,208,338     5,818,320
  Warranty reserve                                        209,168       209,168
  Accounts payable                                      2,357,150     1,423,839
  Accrued expenses                                        457,188       500,145
  Accrued payroll and benefits                            223,925       411,918
                                                     ------------  -------------
       Total current liabilities                        9,730,240     8,660,803

Long-term debt, net of current installments             2,926,344     3,046,000
Deferred compensation                                     474,277       455,377
                                                     ------------  -------------
       Total liabilities                               13,130,861    12,162,180
                                                     ------------  -------------
Commitments and contingencies

Stockholders' equity:
  Common stock, no par value. Authorized
    50,000,000 shares; issued 13,657,207 shares
    at December 31, 2008 and 13,670,807
    shares at June 30, 2008                             7,886,874     7,865,913
  Accumulated deficit                                  (1,684,627)   (1,600,274)
                                                     ------------  -------------

       Total stockholders' equity                       6,202,247     6,265,639
                                                     ------------  -------------
       Total liabilities and stockholders' equity    $ 19,333,108  $ 18,427,819
                                                     ============  =============


See accompanying notes to condensed consolidated financial statements.

                             DYNATRONICS CORPORATION
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                             Three Months Ended           Six Months Ended
                                December 31                  December 31
                             2008          2007          2008           2007
                         ------------  ------------  ------------  -------------

Net sales                $  8,718,893  $  8,861,633  $ 16,715,042  $ 16,753,063
Cost of sales               5,405,338     5,522,417    10,205,845    10,481,535
                         ------------  ------------  ------------  -------------
       Gross profit         3,313,555     3,339,216     6,509,197     6,271,528

Selling, general, and
 administrative
 expenses                   2,827,427     3,339,548     5,804,074     6,915,044
Research and
 development expenses         265,718       363,106       527,747       701,999
                         ------------  ------------  ------------  -------------
       Operating income
        (loss)                220,410      (363,438)      177,376    (1,345,515)
                         ------------  ------------  ------------  -------------

Other income (expense):
 Interest income                1,390           470         1,797         5,386
 Interest expense            (139,556)     (162,356)     (290,628)     (297,602)
 Other income, net              7,673         3,668        10,543         6,832
                         ------------  ------------  ------------  -------------
       Net other income
         (expense)           (130,493)     (158,218)     (278,288)     (285,384)
                         ------------  ------------  ------------  -------------

       Income (loss)
         before income
         tax provision
         (benefit)             89,917      (521,656)     (100,912)   (1,630,899)

Income tax provision
  (benefit)                    35,319      (182,864)      (16,559)     (579,904)
                         ------------  ------------  ------------  -------------

       Net income (loss) $     54,598  $   (338,792) $    (84,353) $ (1,050,995)
                         ============  ============  ============  =============

Basic and diluted net
 income (loss) per
 common share            $       0.00  $      (0.02) $      (0.01) $      (0.08)
                         ============  ============  ============  =============

Weighted-average basic
 and diluted common
 shares outstanding
 (note 2)

       Basic               13,657,207    13,661,316    13,657,752    13,634,491

       Diluted             13,657,207    13,661,316    13,657,752    13,634,491



See accompanying notes to condensed consolidated financial statements.

                             DYNATRONICS CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                          Six Months Ended
                                                             December 31
                                                        2008           2007
                                                     ------------  -------------
Cash flows from operating activities:
  Net loss                                           $    (84,353) $ (1,050,995)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
       Depreciation and amortization of property
         and equipment                                    178,154       179,552
       Amortization of intangible assets                   44,656        47,355
       Stock-based compensation expense                    31,099       274,329
       Increase in deferred income tax assets, net        (38,310)     (603,117)
       Provision for doubtful accounts                     24,000       160,000
       Provision for inventory obsolescence                72,000        84,000
       Provision for warranty reserve                     144,106       127,174
       Provision for deferred compensation                 18,900        16,110
       Change in operating assets and liabilities:
          Receivables                                    (194,331)   (1,483,771)
          Inventories                                    (828,006)      (94,911)
          Prepaid expenses and other assets              (208,008)     (167,380)
          Accounts payable and accrued expenses           558,255      (652,381)
          Prepaid income taxes                                  -         9,859
          Income tax payable                               94,082             -
                                                     ------------  -------------

              Net cash used in operating activities      (187,756)   (3,154,176)
                                                     ------------  -------------

Cash flows from investing activities:
  Capital expenditures                                    (98,299)     (215,699)
  Business acquisitions                                         -    (1,847,250)
                                                     ------------  -------------

              Net cash used in investing activities       (98,299)   (2,062,949)
                                                     ------------  -------------
Cash flows from financing activities:
  Principal payments on long-term debt                   (142,598)     (102,784)
  Net change in borrowings under line of credit           390,018     4,348,351
  Proceeds from issuance of common stock                        -        49,225
  Redemption of common stock                              (10,138)     (114,796)
                                                     ------------  -------------

              Net cash provided by financing
                activities                                237,282     4,179,996
                                                     ------------  -------------

              Net decrease in cash                        (48,773)   (1,037,129)

Cash at beginning of period                               288,481     1,301,105
                                                     ------------  -------------

Cash at end of period                                $    239,708  $    263,976
                                                     ============  =============

Supplemental disclosures of cash flow information:
  Cash paid for interest                             $    295,754  $    268,621
  Cash paid for income taxes                               20,886         7,000

Supplemental disclosure of non-cash investing and
 financing activities:
  Capital expenditures financed by long-term debt               -        90,134
  Acquisition cash obligation financed by line
    of credit                                                   -     1,000,000
  Stock based compensation - see note 3 for details
  Business acquisitions disclosure - see note 8 for details

See accompanying notes to condensed consolidated financial statements.

                            DYNATRONICS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  PRESENTATION

The condensed consolidated balance sheets as of December 31, 2008 and June 30, 2008, the condensed consolidated statements of operations for the three and six months ended December 31, 2008 and 2007, and the condensed consolidated statements of cash flows for the six months ended December 31, 2008 and 2007 were prepared by Dynatronics Corporation without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the financial position, results of operations and cash flows. The results of operations for the three and six months ended December 31, 2008 are not necessarily indicative of the results for the fiscal year ending June 30, 2009. The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements for each of the two years ended June 30, 2008 and 2007. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's most recent Form 10-KSB filing.

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

Basic net income (loss) per common share is the amount of net income (loss) for the period available to each weighted-average share of common stock outstanding during the reporting period. Diluted net income (loss) per common share is the amount of net income (loss) for the period available to each weighted-average share of common stock outstanding during the reporting period and to each common stock equivalent outstanding during the period, unless inclusion of common stock equivalents would have an anti-dilutive effect.

In calculating net income (loss) per common share, the weighted-average shares outstanding were the same for both the basic and diluted calculation for the three and six months ended December 31, 2008 and 2007. A reconciliation between the basic and diluted weighted-average number of common shares for the three and six months ended December 31, 2008 and 2007 is summarized as follows:

                               (Unaudited)                  (Unaudited)
                             Three Months Ended           Six Months Ended
                                December 31,                December 31,
                             2008          2007         2008            2007
                         ------------  ------------  ------------  -------------

Basic weighted-average
number of common shares
outstanding during the
period                     13,657,207    13,661,316    13,657,752    13,634,491

Weighted-average number
of dilutive common stock
options outstanding
during the period                   -             -             -             -
                         ------------  ------------  ------------  -------------
Diluted weighted-average
number of common and
common equivalent shares
outstanding during the
period                     13,657,207    13,661,316    13,657,752     13,634,491
                         ============  ============  ============  =============

There were no options in the money for the three and six month periods ended December 31, 2008. Outstanding options not included in the computation of diluted net income (loss) per common share for the three and six month periods ended December 31, 2007 were 56,050 and 127,438 respectively, because to do so would have been anti-dilutive.

NOTE 3. STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period. The Company recognized $15,675 and $17,337 in stock-based compensation during the three months ended December 31, 2008 and 2007, respectively, and recognized $31,099 and $274,329 in stock-based compensation during the six months ended December 31, 2008 and 2007, respectively, as selling, general, and administrative expenses in the condensed consolidated statements of operations.

On July 1, 2007, the Company granted 220,000 shares of common stock to employees with an estimated fair value of $1.08 per share, which vested over a ninety-day period. The Company recognized $238,950 in stock-based compensation during the three months ended September 30, 2007 from these shares. On July 1, 2007, the Company also granted 80,000 shares of common stock with an estimated fair value of $1.08 per share, which vests over a four-year period in annual installments of 20,000 shares per year. The Company recognized $5,850 and $11,250 in stock-based compensation expense during the three months ended December 31, 2008 and 2007, respectively, and $11,700 and $44,100 in stock-based compensation expense during the six months ended December 31, 2008 and 2007, respectively, from these shares. As of December 31, 2008, $29,700 in unrecognized stock-based compensation from the unvested shares is expected to be recognized over the remainder of the four-year period.

Stock Options. The Company maintains a 2005 equity incentive plan for the benefit of employees. Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other share-based awards may be granted under the plan. Awards granted under the plan may be performance-based. Effective November 27, 2007, the plan was amended to increase the number of shares available by one million shares as approved by the shareholders. At December 31, 2008, 947,944 shares of common stock were authorized and reserved for issuance, but were not granted under the terms of the 2005 equity incentive plan as amended.

The following table summarizes the Company's stock option activity during the six month period ended December 31, 2008. There were no options granted during the three month period ended December 31, 2008:

                                                                     Weighted-
                                                                      Average
                                                       Number of      Exercise
                                                        options        Price
                                                     ------------  -------------
Outstanding at beginning of period                      1,141,603  $     1.40
Granted                                                    39,502         .60
Exercised                                                       -          -
Cancelled                                                 (79,266)       1.64
                                                     ------------
Outstanding at end of period                            1,101,839        1.46
                                                     ============

Exercisable at end of period                              711,879        1.69
                                                     ============

The Black-Scholes option pricing model is used to estimate the fair value of options under the Company's stock option plan. The weighted-average value of stock options granted under the plan, as well as the assumptions used in calculating these values for the six months ended December 31, 2008 and 2007 were based on estimates at the date of grant as follows:

                                                          Six Months Ended
                                                     ---------------------------
                                                     December 31,   December 31,
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
Expected life of options                               10 years       7 years

Expected option lives and volatilities are based on historical data of the Company. The risk-free interest rate is based on the US Treasury bill rate on the grant date for constant maturities that correspond with the option life. Historically, the Company has not declared dividends and there are no future plans to do so.

No options were exercised during the six months ended December 31, 2008. As of December 31, 2008, there was approximately $124,312 of total unrecognized stock-based compensation cost related to grants under the stock option plan that will be expensed over a weighted-average period of 5 years.

Stock-based compensation expense under Statement of Financial Accounting Standards (SFAS) No 123(R), Share-Based Payment, for the three months ended December 31, 2008 and 2007 was $7,825 and $2,029, respectively, and for the six months ended December 31, 2008 and 2007 was $15,399 and $2,523, respectively, and is included in the amount shown above.

NOTE 4.  COMPREHENSIVE INCOME (LOSS)

For the three and six months ended December 31, 2008 and 2007, comprehensive income (loss) was equal to the net income (loss) as presented in the accompanying condensed consolidated statements of operations.

NOTE 5.  INVENTORIES

Inventories consisted of the following:
                                                     December 31,    June 30,
                                                        2008           2008
                                                     ------------  -------------
Raw materials                                        $  2,822,146  $  2,984,189
Finished goods                                          4,656,394  $  3,636,597
Inventory reserve                                        (439,466)     (337,718)
                                                     ------------  -------------
                                                     $  7,039,074  $  6,283,068
                                                     ============  =============

NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment were as follows:
                                                     December 31,     June 30,
                                                        2008            2008
                                                     ------------  -------------
Land                                                 $    354,743  $    354,743
Buildings                                               3,691,364     3,682,504
Machinery and equipment                                 1,681,629     1,661,962
Office equipment                                        1,326,801     1,283,821
Vehicles                                                  214,940       188,148
                                                     ------------  -------------
                                                        7,269,477     7,171,178

Less accumulated depreciation
   and amortization                                    (3,822,179)   (3,644,025)
                                                     ------------  -------------

                                                     $  3,447,298  $  3,527,153
                                                     ============  =============

NOTE 7.  PRODUCT WARRANTY RESERVE

The Company accrues the estimated costs to be incurred in connection with its manufactured product warranty programs as products are sold based on historical warranty claims. A reconciliation of the changes in the warranty reserve is as follows:

                                                     Three months  Three months
                                                        ended          ended
                                                     December 31,  December 31,
                                                         2008          2007
                                                     ------------  -------------

Beginning product warranty reserve                   $    209,168       208,000
Warranty repairs                                          (81,798)      (66,294)
Warranty reserve additions                                 65,596       134,200
Changes in estimated warranty costs                        16,202       (67,906)
                                                     ------------  -------------
Ending product warranty reserve                      $    209,168       208,000
                                                     ============  =============

                                                      Six months    Six months
                                                        ended          ended
                                                     December 31,   December 31,
                                                         2008          2007
                                                     ------------  -------------

Beginning product warranty reserve                   $    209,168  $    208,000
Warranty repairs                                         (144,106)     (127,174)
Warranty reserve additions                                126,838       253,707
Changes in estimated warranty costs                        17,268      (126,533)
                                                     ------------  -------------
Ending product warranty reserve                      $    209,168  $    208,000
                                                     ============  =============

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
                                                                   =============

NOTE 9. INTANGIBLE ASSETS OTHER THAN GOODWILL

       Identifiable intangible assets consist of the following:

                                                     December 31,     June 30,
                           Asset and Useful Life        2008            2008
                                                     ------------  -------------
       Trade name -  15 years                        $    339,400  $    339,400
       Domain name -  15 years                              5,400         5,400
       Non-compete agreement - 4 years                    149,400       149,400
       Customer relationships -  7-15 years               120,000       120,000
       Trademark licensing agreement -  20 years           45,000        45,000
       Backlog of orders -  3 months                        2,700         2,700
       Customer database -  7 years                        38,100        38,100
       License agreement -  10 years                       73,240        73,240
                                                     ------------  -------------
          Total identifiable intangible assets            773,240       773,240
       Less accumulated amortization                     (186,715)     (142,059)
                                                     ------------  -------------
                  Net carrying amount                $    586,525  $    631,181
                                                     ============  =============

NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, this statement simplifies and codifies fair value related guidance previously issued in accounting principles generally accepted in the United States of America. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 for financial assets and November 15, 2008 for non-financial assets, and interim periods within those fiscal years. The Company adopted SFAS 157 on July 1, 2008 for its financial assets and liabilities with no material impact on its consolidated financial statements. The Company will adopt SFAS 157 on July 1, 2009 for non-financial assets, and does not expect that it will have a material impact on its consolidated financial statements.

In December 2007, SFAS No. 141R, Business Combinations , was issued which replaces SFAS No. 141. SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51, was issued which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value, with any gain or loss recognized in net income. SFAS No. 160 is effective for the Company beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company believes the adoption of SFAS No. 160 will not have a material impact on its financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of FSP FAS 142-3 will have on its consolidated results of operations, cash flows and financial position.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America. SFAS No. 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect adoption of SFAS No. 162 will have a material impact on the Company's consolidated financial statements.

NOTE 11.  SUBSEQUENT EVENT

On January 21, 2009, the Company renewed its Revolving Line of Credit Agreement with Zions First National Bank. The renewal extended the due date to October 31, 2009, modified certain loan covenants that existed in the previous agreement, and added a new covenant requiring the Company to maintain minimum working capital of not less than $3.9 million for the fiscal quarters ended December 31, 2008, March 31, 2009, and June 30, 2009; and not less than $4.1 million for each fiscal quarter thereafter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
--------

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements (unaudited) and notes thereto appearing in Part I, Item 1 of this report on Form 10-Q.

The operating results of the Company include the operations of entities acquired by the Company in June and July 2007. On June 30, 2007, we acquired our largest independent distributor, Rajala Therapy Sales Associates of Pleasanton, California. On July 2, 2007, we acquired five additional independent distributors: Responsive Providers, Inc. of Houston, Texas; Therapy and Health Care Products, Inc. of Girard, Ohio; Cyman Therapy, Inc. of Detroit, Michigan; Al Rice and Associates, Inc. of Jeffersonville, Indiana; and Theratech, Inc. of Minneapolis, Minnesota. The effect of these acquisitions was to expand our distribution capabilities from purely wholesale distribution to include direct retail distribution. Subsequent to these acquisitions, we have brought on additional direct sales representatives, bringing the total number of direct sales representatives to 38 covering 26 states. We continue to support and expand our network of wholesale distributors and dealers that provide coverage in other states.

On December 17, 2008, we entered into an agreement with Vici Capital Partners to begin an intensive effort to review and improve all aspects of our operations. Through this process, we have developed a number of important ideas to significantly improve operational efficiencies, lower manufacturing and other costs, and create a leaner, more profitable organization. When implemented, we expect these improvements to generate over $1 million in sustainable earnings improvements annually, although we believe it will take several months to implement all of the improvements identified through this process.

Results of Operations
---------------------

The Company's fiscal year ends on June 30th. This report covers the three and six month periods ended December 31, 2008, for our fiscal year ending June 30, 2009. Results of the period covered by this report are not necessarily indicative of the results that may be realized for the fiscal year ending June 30, 2009.

Net Sales

For the quarter ended December 31, 2008, the Company's sales were $8,718,893, compared to $8,861,633 for the quarter ended December 31, 2007. Sales for the six months ended December 31, 2008, were $16,715,042, compared to $16,753,063 for the six months ended December 31, 2007. Sales remained even in the current period when compared with the prior year period, notwithstanding significant turmoil in the credit and financial markets and the economic environment in the United States during the three months ended December 31, 2008. These conditions continued to deteriorate after December 31, 2008. We believe that one of the reasons for the success in holding sales within two percent of the same period in the prior year is the September 2008 introduction of our new product catalog containing over 500 pages of products - more than double the size of the Company's previous catalog. The expansion of our product offering is a direct result of the acquisitions of six distributors completed in July 2007. The new catalog is a major step in presenting the Company's new image to the market after a year of assimilation and change. In conjunction with the new catalog, we also implemented pricing incentives to reward customers for placing larger orders.

Gross Profit

For the quarter ended December 31, 2008, gross profit was $3,313,555, or 38.0% of net sales, compared to $3,339,216, or 37.7% of net sales, for the quarter ended December 31, 2007. Gross profit for the six months ended December 31, 2008 was $6,509,197, or 38.9% of net sales, compared to $6,271,528, or 37.4% of net sales, for the six months ended December 31, 2007. Margins for the comparative period in the prior fiscal year were negatively impacted (approximately 2.1 percentage points) because of a higher cost basis in inventory sold during the period. This higher cost basis was the carrying cost of the inventory held by the acquired dealers at the time of acquisition. Although the introduction of the expanded catalog has helped maintain sales at the prior year levels, the new catalog also has boosted sales of lower margin supplies and distributed goods which have the effect of lowering the overall gross profit percentage. This trend is expected to continue as demand for capital goods has softened in the current challenging national economic environment.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the quarter ended December 31, 2008 decreased $512,121 to $2,827,427, or 32.4% of net sales, compared to $3,339,548, or 37.7% of net sales for the prior year period. The decrease in SG&A expenses for the quarter ended December 31, 2008 was aided by the following changes from the comparative period:

         o  $326,000 in lower labor and operating costs
         o  $110,000 in lower legal fees and general and administrative expenses
         o  $76,000 in lower selling expenses

SG&A expenses for the six months ended December 31, 2008 decreased $1,110,970 to $5,804,074, or 34.7% of net sales, compared to $6,915,044, or 41.3% of net sales for the prior year period. The decrease in SG&A expenses for the six months ended December 31, 2008 is related to the following:

         o  $594,000 in lower labor and operating costs
         o $478,000 in lower stock option expense, acquisition costs, bad debt expense and other general and administrative expenses
         o  $39,000 in lower selling expenses

The reduced SG&A expenses for the three and six months ended December 31, 2008 were primarily the result of cost-saving measures implemented by the Company as part of the assimilation of the acquired entities during fiscal year 2008. Specifically, with the assimilation process substantially completed, management implemented measures in March and July 2008 designed to reduce annual operating expenses by more than $2.1 million. These measures included a reduction of approximately 20 percent of the Company's workforce and the elimination of duplicative overhead expense. In addition, we consolidated operations from eight distribution points to three. Many of these changes originally had been contemplated as part of the planning for the acquisition and assimilation of the distributors in 2007. Building on these measures, the streamlining efforts currently underway with the assistance of Vici Capital Partners are expected to further improve operational efficiencies and reduce costs.

Research and Development

Research and Development ("R&D") expense for the quarter ended December 31, 2008 was $265,718, compared to $363,106 for the similar quarter in 2007. R&D expense for the six months ended December 31, 2008 was $527,747, compared to $701,999 for the similar period in 2007. R&D expense represented approximately 3.0% and 4.1% of net sales for the quarters ended December 31, 2008 and 2007, respectively. R&D costs are expensed as incurred. Dynatronics intends to continue its commitment to developing innovative products for the physical medicine market through the balance of fiscal year 2009 and in future periods in order to position the Company for growth.

Pre-tax Income/Loss

Pre-tax profit for the quarter ended December 31, 2008 was $89,917 compared to a pre-tax loss of $521,656 for the quarter ended December 31, 2007. Pre-tax loss for the six months ended December 31, 2008 was $100,912 compared to a pre-tax loss of $1,630,899 for the six months ended December 31, 2007. These improvements are directly related to the large reductions in SG&A expenses discussed above, including the savings associated with assimilating the acquired dealers, along with lower R&D expenses.

Income Tax Provision/Benefit

Income tax provision for the quarter ended December 31, 2008 was $35,319 compared to an income tax benefit of $182,864 for the quarter ended December 31, 2007. The effective tax rate for the 2008 quarter was 39.3% compared to 35.1% in 2007. The higher effective tax rate for the quarter ended December 31, 2008 reflects franchise taxes required in certain states. Income tax benefit for the six months ended December 31, 2008 was $16,559 compared to $579,904 for the similar period of the prior year.

Net Income/Loss Per Share

Net income for the quarter ended December 31, 2008 was $54,598 ($.00 per share), compared to net loss of $338,792 ($.02 per share) for the quarter ended December 31, 2007. Net loss for the six months ended December 31, 2008 was $84,353 ($.01 per share), compared to a net loss of $1,050,995 ($.08 per share) for the six months ended December 31, 2007. The primary components contributing to the improvement and return to profitability in the current quarter were the sharp reductions in SG&A expenses, together with lower R&D expenses, while maintaining sales and gross profits at levels similar to the prior year's levels.

Liquidity and Capital Resources
-------------------------------

The Company has financed its operations through available cash reserves and borrowings under its line of credit. The Company had working capital of $4,190,158 at December 31, 2008, inclusive of the current portion of long-term obligations and credit facilities, compared to working capital of $4,320,883 at June 30, 2008.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, increased $192,727 to $5,343,962 at December 31, 2008, compared to $5,151,235 at June 30,
2008. Trade accounts receivable represent amounts due from the Company's dealer network, medical practitioners and clinics. We estimate that the allowance for doubtful accounts is adequate based on our historical experience as well as our knowledge of and relationship with these customers. Accounts receivable are generally collected within 30 days of the agreed terms. However, as a result of increased distribution activity of the Company following the acquisitions in 2007, the character of the accounts receivable and collection patterns have changed from prior years. We will continue to carefully monitor our collections practices over the coming year to ensure the allowance estimates are adequate. Allowances for the retail accounts assumed in the acquisitions include consideration of the historical experience of the acquired companies.

Inventories

Inventories, net of reserves, at December 31, 2008 increased $756,006 to $7,039,074 compared to $6,283,068 at June 30, 2008. This increase is partly a result of required adjustments in inventory levels to accommodate the expansion of the number of stocked items associated with the new catalog. Other factors included timing of large inventory purchases from overseas suppliers.

Accounts Payable

Accounts payable increased $933,311 to $2,357,150 at December 31, 2008, compared to $1,423,839 at June 30, 2008. The increase in accounts payable is a result of the timing of our weekly payments to suppliers and the timing of purchases of product components. Accounts payable are generally within the terms of our suppliers. We strive to take advantage of available early payment discounts when offered.

Accrued Payroll and Benefits

Accrued payroll and benefits decreased $187,993 to $223,925 at December 31, 2008, compared to $411,918 at June 30, 2008. The decrease in accrued payroll and benefits is related to timing differences as well as the reduction in force implemented in July 2008.

Cash

The Company's cash position at December 31, 2008 was $239,708, compared to $288,481 at June 30, 2008. The Company believes that improved cash flows from operating activities will be generated through higher sales, improved management of accounts receivable, reduction of current inventory levels and reduction of operating expenses. We expect that cash flows from operating activities, together with amounts available through an existing line of credit facility, will be sufficient to cover operating needs in the ordinary course of business for the next twelve months. If we experience an adverse operating environment, including a further worsening of the general economy in the United States, or unusual capital expenditure requirements, additional financing may be required. However, no assurance can be given that additional financing, if required, would be available on terms favorable to the Company.

Line of Credit

The Company has an $8,000,000 revolving line of credit with a commercial bank. At December 31, 2008, we owed $6,208,338 on this line compared to $5,818,320 at June 30, 2008. At December 31, 2008, the borrowing base was approximately $6.9 million, resulting in approximately $700,000 of borrowings available to the Company under the line of credit. Interest on the line of credit is based on the bank's prime rate plus 1%, which at December 31, 2008 equaled 4.25% per annum. The line of credit is collateralized by accounts receivable and inventories as well as a security interest in the Company's headquarters facility in Salt Lake City, Utah. Borrowing limitations are based on approximately 45% of eligible inventory and up to 80% of eligible accounts receivable. Interest payments on the line are due monthly. The line of credit is renewable on October 31, 2009 and includes covenants requiring the Company to maintain certain financial ratios. As of December 31, 2008, the Company was in compliance with its loan covenants.

The current ratio was 1.4 to 1 at December 31, 2008 and 1.5 to 1 at June 30, 2008. Current assets represented 72% of total assets at December 31, 2008, compared to 70% at June 30, 2008.

Debt

Long-term debt, net of current portion, totaled $2,926,344 at December 31, 2008, compared to $3,046,000 at June 30, 2008. Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee. The principal balance on the mortgage loans is approximately $3,200,000 with monthly principal and interest payments of $40,707.

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

Inventory Reserves

The nature of our business requires that we maintain sufficient inventory on hand at all times to meet the requirements of our customers. We record finished goods inventory at the lower of standard cost, which approximates actual costs (first-in, first-out) or market. Raw materials are recorded at the lower of cost (first-in, first-out) or market. Inventory valuation reserves are maintained for the estimated impairment of the inventory. Impairment may be a result of slow moving or excess inventory, product obsolescence or changes in the valuation of the inventory. In determining the adequacy of reserves, we analyze the following, among other things:

                         o   Current inventory quantities on hand.
                         o   Product acceptance in the marketplace.
                         o   Customer demand.
                         o   Historical sales.
                         o   Forecasted sales.
                         o   Product obsolescence.
                         o   Technological innovations.
                         o Character of the inventory as a distributed item, finished manufactured item or raw material.

Any modifications to estimates of inventory valuation reserves are reflected in the cost of sales within the statements of operations during the period in which such modifications are determined necessary by management. At December 31, 2008 and June 30, 2008, our inventory valuation reserve, which established a new cost basis, was $439,466 and $337,718, respectively, and our inventories totaled $7,039,074 and $6,283,068 net of reserves, respectively.

Revenue Recognition

Prior to June 2007, the majority of our product sales were to independent distributors. In fiscal 2008, through the acquisition of six of our top distributors, we added a significant portion of sales through an in-house direct sales force. This sales force and distributors sell our own manufactured products to end users, including physical therapists, professional trainers, athletic trainers, chiropractors, medical doctors and aestheticians. In addition, with the acquisition of the distributors, we expanded our distribution options to include direct distribution of products in some territories while supporting independent dealer efforts in others.

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

Allowance for Doubtful Accounts

We must make estimates of the collectability of accounts receivable. In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $5,343,962 and $5,151,235, net of allowance for doubtful accounts of $422,402 and $411,057, at December 31, 2008 and June 30, 2008, respectively. The expansion of our customer base associated with more direct sales will spread bad debt risk over a broader base of customers and reduce the concentration of large dealer balances. At the same time, the management of more customer accounts presents a higher risk. These risks will be evaluated over the coming year to determine if current estimate policies are still applicable. In the meantime, allowance for doubtful accounts associated with these acquired customers is based on the historical experience of the dealers acquired as well as our one and one-half years of experience since the acquisition of these dealers.

Business Plan and Outlook

During fiscal year 2009, we have undertaken a focused strategy to improve overall operations and sales that includes the following elements: (1) refining operations and continuing to reduce overhead costs as well as automating certain processes; (2) enhancing product profit margins through improved manufacturing processes and negotiating better pricing of components with vendors; (3) developing and introducing new, state-of-the-art products for future growth; and
(4) strengthening distribution channels. Our goal in implementing this four-fold strategy is to enable the Company to address short-term profitability without jeopardizing long-term growth.

Our primary market, the physical medicine marketplace, has experienced significant change over the past few years, most notably with consolidation among manufacturers and distributors. The main challenge presented by this consolidation has been the loss of independent dealers and the narrowing of distribution channels. In order to compete more favorably and effectively, we moved aggressively to strengthen our channels of distribution by acquiring certain of our key distributors in June and July 2007. We also began hiring direct sales representatives in key locations around the country resulting in 38 direct sales representatives now in 26 states. The creation of a direct distribution channel through these key acquisitions and hiring direct sales representatives has expanded our ability to sell at the retail level, which we believe improves gross profit margins and enhances the Company's control over the distribution process.

The September 2008 introduction of our first consolidated catalog and pricing schedule provided a powerful sales tool that is expected to help strengthen sales efforts by direct sales reps. We believe that it will also be an effective tool for independent dealers who use either a private labeled version or the proprietary version of the catalog. This tool should further enhance efforts to strengthen distribution channels. Specific efforts will be focused on recruiting additional independent dealers and seasoned direct sales reps in geographical areas where distribution has been lost or diminished due to consolidation efforts within the industry. With the broad line of products now offered by the Company, we will undertake to develop relationships with Group Purchasing Organizations (GPO's) and large chains of hospitals and clinics that purchase only on contract. This is a segment of business the Company has not heretofore pursued but represents a large segment of business from which it has previously been foreclosed because it was not an approved vendor with the various GPO's and national or regional chains of care facilities.

The Company's Synergie brand line of aesthetic products received a boost this past year with the introduction of the Elite Synergie line, the first redesign of the popular aesthetic products since their original introduction almost 10 years ago. We believe that this new line of products remains the best value on the market. With the new product line in place, the Company intends to leverage its stable of direct sales representatives to further promote the sale of Synergie brand products. With no mature distribution channels in the aesthetics market, we believe that the availability of these direct sales representatives provides us with an advantage for enhancing the distribution of these products. To assist in that effort, we are contemplating the compilation of a unique aesthetic products catalog that will include selected products already offered in the Company's proprietary rehab products catalog which would have applicability to the aesthetics market. In addition, the Company will seek strategic partnerships, both domestic and international, to help maintain the sales momentum from the introduction of this revised product line.

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

During fiscal year 2008 and 2007, significant investments were made in research and development to bring important new products to market. In April 2008, Dynatronics introduced the DynaPro Spinal Health System, a non-surgical treatment for back and neck pain. This innovative system combines the benefits of decompression and light therapy with core-stabilization exercises and nutrition forming a very effective tool for relieving pain associated with a host of back problems including herniated discs, degenerative disc disease, sciatica and pinched nerves. The DynaPro Spinal Health System features our Dynatron DX2, T4 treatment table and other packaged accessories incorporating a state-of-the-art marketing and patient-awareness program to help practitioners promote this proven, non-surgical pain relief treatment.

Another new product introduced in April 2008 was the Dynatron X5 "Turbo" soft-tissue oscillation therapy unit. The new X5 "Turbo" is three times more powerful than the original X5 device and we believe it is a highly effective treatment for various orthopedic and sports injuries, and is gaining popularity in sports medicine.

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

This commitment to product innovation will continue through the coming fiscal year. Several new products are under development. The commitment to innovation of high quality products has been a hallmark of Dynatronics and will continue to be throughout the coming year.

Refining our business model for supporting sales reps and dealers also will be a focal point of operations during fiscal year 2009. We will continue to evaluate the most efficient ways to maintain our satellite sales offices and warehouses. The ongoing refinement of this model is expected to yield further efficiencies that will better achieve sales goals while at the same time reducing expenses. As mentioned previously in this document, we have retained Vici Capital Partners to assist in the process of identifying ways to improve efficiencies and drive greater profitability. This is particularly important given the soft market for capital products associated with the weakening national economy.

While sales have shifted more to distributed products, the sale of the Company's manufactured products remains the largest contributor to margin generation. Therefore, we have placed renewed emphasis on improving manufacturing operations including considering more offshore manufacturing of components as well as streamlining manufacturing operations in Utah and Tennessee. With thousands of new products now being distributed by the Company, refinements in the methods of price management will be implemented throughout the coming year to ensure margins are properly maintained.

Based on our defined strategic initiatives, we are focusing our resources in the following areas:

         o Significantly improving operational efficiencies, lowering manufacturing and other costs, automating certain processes and creating a leaner, more profitable organization. This effort is supported by retaining Vici Capital Partners to guide the effort company-wide.

         o Further refining the operational model for supporting field sales and improving product pricing.

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

         o Renewing emphasis of international sales by identifying key distributors who could represent the product line, particularly in Europe.

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

Cautionary Statement Concerning Forward-Looking Statements
----------------------------------------------------------

The statements contained in this report on Form 10-Q, particularly the foregoing discussion in Part I Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, that are not purely historical, are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements refer to our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of the words or phrases "believes," "expects," "anticipates," "should," "plans," "estimates," "intends," and "potential," among others. Forward-looking statements include, but are not limited to, statements regarding product development, market acceptance, financial performance, revenue and expense levels in the future and the sufficiency of existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed under the headings "Risk Factors" in our Annual Report on Form 10-KSB for the year ended June 30, 2008. The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks. Market risk is the potential risk of loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes. There have been no material changes in our market risk during the quarter ended December 31, 2008, although the weakening general economy is expected to lead to greater discounting market-wide to stimulate sales in a declining economic environment. We believe the worsening general economic conditions could lead to significantly diminished demand for the Company's higher margin manufactured capital products in coming quarters.

Our primary market risk exposure is interest rate risk. As of December 31, 2008, approximately $6.2 million of our debt bore interest at variable rates. Accordingly, our net income (loss) is affected by changes in interest rates. For every one hundred basis point change in the average interest rate under our existing debt, our annual interest expense would change by approximately $62,000.

In the event of an adverse change in interest rates, we could take actions to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), an evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or that is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders on November 25, 2008, the following actions were submitted and approved by vote of the shareholders:

     (1) Election of seven directors; and

     (2) Ratification of the Board's selection of Tanner LC as our independent registered public accounting firm for the fiscal year ending June 30, 2009.

A total of 9,749,310 shares (approximately 71.4%) of the issued and outstanding shares of Dynatronics Corporation were represented by proxy or in person at the meeting. These shares were voted on the matters described above as follows:

1. For the directors as follows:

                                                                     Number of
                                                       Number of      Shares
                                                        Shares      Abstaining/
     Name                                                 For        Withheld
     -----------------------                         ------------  -------------
     Kelvyn H. Cullimore, Jr.                           9,080,499       588,229
     Kelvyn H. Cullimore                                9,078,681       588,229
     Larry K. Beardall                                  9,082,581       588,229
     Howard L. Edwards                                  9,090,581       588,229
     Val J. Christensen                                 9,089,081       588,229
     Joseph H. Barton                                   9,089,081       588,229
     Mark A. Crockett                                   9,151,085       588,229


2. For the ratification of Tanner, LC as the Company's independent registered public accounting firm, as follows:

     Number of Shares                Number of Shares        Number of Shares
     For                             Against              Abstaining/Withheld
          9,489,336                     143,426                 116,547

On December 17, 2008, the Company filed a Current Report on Form 8-K to report the resignation from the Board of Directors of Mr. Kelvyn H. Cullimore, Sr. and Mr. Mark A. Crockett. Mr. Crockett resigned in conjunction with the execution of an agreement between the Company and Vici Capital Partners, an entity owned and controlled by Mr. Crockett, pursuant to which Vici Capital Partners will assist in identifying and developing strategies for reducing operating expenses and streamlining operations of the Company with the goal of improving operating results and profitability. Mr. Cullimore resigned to maintain a majority of independent directors on the Board. The current Board includes five members: Mr. Cullimore, Jr., Mr. Beardall, Mr. Edwards, Mr. Christensen and Mr. Barton. The Board has determined that Messrs. Edwards, Christensen and Barton are independent pursuant to the Marketplace Rules of the Nasdaq Stock Market and the regulations of the Securities and Exchange Commission.

Item 5.  Other Information

On June 25, 2008, we received a Deficiency Letter from the NASDAQ Stock Market, notifying us that the Company fails to comply with the minimum bid requirement for continued inclusion under Marketplace Rule 4310(c)(4). Under that rule, the Company's common stock is required to maintain a minimum bid price of $1.00. In accordance with Marketplace Rule 4310(c)(8)(D), we were provided 180 days, or until December 22, 2008, to regain compliance with the bid price deficiency rule. Subsequently, pursuant to the rules and regulations of the Securities and Exchange Commission, NASDAQ submitted a notice of filing and immediate effectiveness of a change to the rule governing the failure of listed companies to meet the market value of listed securities requirement. The effect of this new rule change is to extend the time for the Company to comply with the minimum bid price rule until approximately June 28, 2009.

We intend to use our best efforts to regain compliance with NASDAQ's minimum bid requirement. However, there can be no assurance that compliance with the minimum bid requirement will be achieved given recent historical performance of the Company and the overall current condition of financial and capital markets in the United States. If compliance is not achieved, the Company's stock will likely be delisted from NASDAQ and begin trading on the OTC bulletin board.

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


                                       DYNATRONICS CORPORATION
                                       Registrant


Date        2/13/09                    /s/ Kelvyn H. Cullimore, Jr.
     ----------------------            -----------------------------------------
                                       Kelvyn H. Cullimore, Jr.
                                       Chairman, President and Chief Executive
                                       Officer
                                       (Principal Executive Officer)


Date        2/13/09                    /s/ Terry M. Atkinson, CPA
     ----------------------            -----------------------------------------
                                       Terry M. Atkinson, CPA
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

--------------------------------------------------------------------------------