Form 10-Q
period 2009-03-31
DYNATRONICS CORP
filed 2009-05-14
CIK 720875

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-12697


                             Dynatronics Corporation
  -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Utah                                      87-0398434
             ----                                      ----------
 (State or other jurisdiction                         (IRS Employer
of incorporation or organization)                   Identification No.)

                7030 Park Centre Drive, Salt Lake City, UT 84121
                ------------------------------------------------
               (Address of principal executive offices, Zip Code)

                                 (801) 568-7000
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]                   Accelerated filer [   ]

Non-accelerated filer [   ]                     Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The number of shares outstanding of the registrant's common stock, no par value, as of May 11, 2009 is 13,675,387.

                             DYNATRONICS CORPORATION
                                    FORM 10-Q
                  QUARTER AND NINE MONTHS ENDED MARCH 31, 2009
                                TABLE OF CONTENTS



                                                                     Page Number
                                                                     -----------

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................1

Condensed Consolidated Balance Sheets
March 31, 2009 and June 30, 2008 ..........................................1

Condensed Consolidated Statements of Operations
Three and Nine Months Ended March 31, 2009 and 2008........................2

Condensed Consolidated Statements of Cash Flows
Nine Months Ended March 31, 2009 and 2008..................................3

Notes to Condensed Consolidated Financial Statements.......................4

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations..........................................9

Item 3. Quantitative and Qualitative Disclosures About Market Risk........16

Item 4. Controls and Procedures...........................................16

PART II. OTHER INFORMATION

Item 5. Other Information.................................................16

Item 6. Exhibits..........................................................17

                        DYNATRONICS CORPORATION
                 Condensed Consolidated Balance Sheets
                              (Unaudited)


                                                      March 31,       June 30,
                       Assets                           2009           2008
                                                    ------------   -------------

Current assets:
  Cash                                              $    259,595   $    288,481
  Trade accounts receivable, less allowance
    for doubtful accounts of $420,861 at
    March 31, 2009 and $411,057 at
    June 30, 2008                                      4,969,319      5,151,235
  Other receivables                                       22,181         63,487
  Inventories, net                                     6,569,912      6,283,068
  Prepaid expenses                                       238,605        619,471
  Prepaid income taxes                                    35,432         98,644
  Deferred income tax assets - current portion           451,799        477,300
                                                    ------------   -------------
       Total current assets                           12,546,843     12,981,686

Property and equipment, net                            3,357,280      3,527,153
Intangible assets, net                                   564,197        631,181
Other assets                                             178,610        359,748
Deferred income tax assets, net of current portion       897,527        928,051
                                                    ------------   -------------
       Total assets                                 $ 17,544,457   $ 18,427,819
                                                    ============   =============

            Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt            $    279,185   $    297,413
  Line of credit                                       5,684,566      5,818,320
  Warranty reserve                                       209,168        209,168
  Accounts payable                                     1,579,337      1,423,839
  Accrued expenses                                       288,833        500,145
  Accrued payroll and benefits                           289,104        411,918
                                                    ------------   -------------
       Total current liabilities                       8,330,193      8,660,803

Long-term debt, net of current installments            2,855,689      3,046,000
Deferred compensation                                          -        455,377
                                                    ------------   -------------
       Total liabilities                              11,185,882      12,162,180
                                                    ------------   -------------
Commitments and contingencies

Stockholders' equity:
  Common stock, no par value; authorized
    50,000,000 shares; issued 13,675,387 shares
    at March 31, 2009 and 13,670,807 shares at
    June 30, 2008                                      7,901,626      7,865,913
  Accumulated deficit                                 (1,543,051)    (1,600,274)
                                                    ------------   -------------

       Total stockholders' equity                      6,358,575      6,265,639
                                                    ------------   -------------

       Total liabilities and stockholders' equity   $ 17,544,457   $ 18,427,819
                                                    ============   =============


     See accompanying notes to condensed consolidated financial statements.

                             DYNATRONICS CORPORATION
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                           Three Months Ended           Nine Months Ended
                                March 31                      March 31
                          2009           2008           2009           2008
                      ------------   ------------   ------------   -------------

Net sales             $  7,633,419   $  7,781,871   $ 24,348,461   $ 24,534,934
Cost of sales            4,788,993      4,946,912     14,994,838     15,428,447
                      ------------   ------------   ------------   -------------
       Gross profit      2,844,426      2,834,959      9,353,623      9,106,487

Selling, general,
  and administrative
  expenses               2,256,795      3,325,765      8,060,869     10,240,809
Research and
  development
  expenses                 247,293        368,994        775,040      1,070,993
                      ------------   ------------   ------------   -------------
       Operating
       income (loss)       340,338       (859,800)       517,714     (2,205,315)
                      ------------   ------------   ------------   -------------
Other income
 (expense):
   Interest income           2,724          3,823          4,521          9,210
   Interest expense       (135,706)      (165,613)      (426,334)      (463,216)
   Other income, net         5,948          2,033         16,492          8,865
                      ------------   ------------   ------------   -------------
       Net other
       income
       (expense)          (127,034)      (159,757)      (405,321)      (445,141)
                      ------------   ------------   ------------   -------------

       Income (loss)
       before income
       tax provision
       (benefit)           213,304     (1,019,557)       112,393     (2,650,456)

Income tax provision
 (benefit)                  71,728       (390,782)        55,170       (970,686)
                      ------------   ------------   ------------   -------------

       Net income
       (loss)         $    141,576   $   (628,775)  $     57,223   $ (1,679,770)
                      ============   ============   ============   =============

Basic and diluted net
 income (loss) per
 common share         $       0.01   $      (0.05)  $       0.00   $      (0.12)
                      ============   ============   ============   =============

Weighted-average
 basic and diluted
 common shares
 outstanding (note 2)

       Basic            13,669,933     13,579,328     13,665,423     13,616,237

       Diluted          13,671,598     13,579,328     13,665,423     13,616,237



     See accompanying notes to condensed consolidated financial statements.

                             DYNATRONICS CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                         Nine Months Ended
                                                              March 31,
                                                        2009           2008
                                                    ------------   -------------

Cash flows from operating activities:
  Net income (loss)                                 $     57,223   $ (1,679,770)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
       Depreciation and amortization of property
        and equipment                                    270,193        276,844
       Amortization of intangible assets                  66,984         69,683
       Gain on disposal of assets                         (2,182)             -
       Stock-based compensation expense                   45,851        292,365
       Decrease (increase) in deferred income
        tax assets, net                                   56,025       (971,854)
       Provision for doubtful accounts                    36,000        190,000
       Provision for inventory obsolescence               72,000        126,000
       Provision for warranty reserve                    201,452        209,137
       (Reduction in) provision for deferred
        compensation                                    (455,377)        24,165
       Change in operating assets and liabilities:
         Receivables                                     187,222       (360,468)
         Inventories                                    (358,844)      (572,356)
         Prepaid expenses and other assets               562,004       (394,574)
         Accounts payable and accrued expenses          (380,080)      (313,142)
         Prepaid income taxes                             63,212        (13,710)
                                                    ------------   -------------
             Net cash provided by (used in)
             operating activities                        421,683     (3,117,680)
                                                    ------------   -------------
Cash flows from investing activities:
       Capital expenditures                             (100,738)      (238,138)
       Business acquisitions                                   -     (1,839,794)
       Proceeds from disposal of assets                    2,600              -
                                                    ------------   -------------

             Net cash used in investing activities       (98,138)    (2,077,932)
                                                    ------------   -------------
Cash flows from financing activities:
       Principal payments on long-term debt             (208,539)      (184,952)
       Net change in borrowings under line of
         credit                                         (133,754)     4,454,823
       Proceeds from issuance of common stock                  -         49,225
       Redemption of common stock                        (10,138)      (211,919)
                                                    ------------   -------------

             Net cash (used in) provided
             by financing activities                    (352,431)     4,107,177
                                                    ------------   -------------


             Net decrease in cash                        (28,886)    (1,088,435)

Cash at beginning of period                              288,481      1,301,105
                                                    ------------   -------------

Cash at end of period                               $    259,595   $    212,670
                                                    ============   =============

Supplemental disclosures of cash flow information:
  Cash paid for interest                            $    401,991   $    438,872
  Cash paid for income taxes                              36,828         87,000
Supplemental disclosure of non-cash investing
  and financing activities:
   Capital expenditures financed by long-term debt             -         90,134
   Acquisition cash obligation financed by line
     of credit                                                 -      1,000,000
   Stock based compensation - see note 3 for
     details
   Business acquisitions disclosure - see note 8 for details


     See accompanying notes to condensed consolidated financial statements.

                             DYNATRONICS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  PRESENTATION

The condensed consolidated balance sheets as of March 31, 2009 and June 30, 2008, the condensed consolidated statements of operations for the three and nine months ended March 31, 2009 and 2008, and the condensed consolidated statements of cash flows for the nine months ended March 31, 2009 and 2008 were prepared by Dynatronics Corporation without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the Company's financial position, results of operations and cash flows. The results of operations for the three and nine months ended March 31, 2009 are not necessarily indicative of the results for the fiscal year ending June 30, 2009. The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements for each of the two years ended June 30, 2008 and 2007. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's most recent Form 10-KSB filing.

NOTE 2.  NET INCOME (LOSS) PER COMMON SHARE

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

The net income (loss) per share was the same for both the basic and diluted calculation for the three and nine months ended March 31, 2009 and 2008. A reconciliation between the basic and diluted weighted-average number of common shares for the three and nine months ended March 31, 2009 and 2008 is summarized as follows:


                           Three Months Ended           Nine Months Ended
                               March 31,                     March 31,
                          2009           2008           2009           2008
                      ------------   ------------   ------------   -------------

Basic weighted-
average number
of common shares
outstanding
during the period       13,669,933     13,579,328     13,665,423     13,616,237

Weighted-average
number of dilutive
common stock
options outstanding
during the period            1,665              -              -              -
                      ------------   ------------   ------------   -------------
Diluted weighted-
average number of
common and
common equivalent
shares outstanding
during the period       13,671,598     13,579,328     13,665,423     13,616,237
                      ============   ============   ============   =============

Outstanding options not included in the computation of diluted net income (loss) per share for the three-month periods ended March 31, 2009 and 2008 totaled 999,101 and 1,323,464, respectively, and for the nine-month periods ended March 31, 2009 and 2008 totaled 1,020,700 and 730,646, respectively, because they were anti-dilutive.

NOTE 3. STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee's requisite service period. The Company recognized $14,752 and $18,036 in stock-based compensation during the three months ended March 31, 2009 and 2008, respectively, and recognized $45,851 and $292,364 in stock-based compensation during the nine months ended March 31, 2009 and 2008, respectively, as selling, general, and administrative expenses in the condensed consolidated statements of operations.

Stock Options. The Company maintains a 2005 equity incentive plan for the benefit of employees. Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other share-based awards may be granted under the plan. Awards granted under the plan may be performance-based. Effective November 27, 2007, the plan was amended to increase the number of shares available by 1,000,000 shares as approved by the stockholders. At March 31, 2009, there were 1,009,082 shares of common stock authorized and reserved for issuance, but were not granted under the terms of the 2005 equity incentive plan, as amended.

The following table summarizes the Company's stock option activity during the nine-month period ended March 31, 2009. There were 32,247 options granted during the three-month period ended March 31, 2009:

                                      Number of options         Weighted-Average
                                                                 Exercise Price
                                      -----------------        -----------------
Outstanding at beginning of period           1,101,603    $           1.41
Granted                                         71,750                 .49
Exercised                                           -                   -
Cancelled                                     (169,652)               1.21
                                      -----------------
Outstanding at end of period                 1,003,701                1.79
                                      =================

Exercisable at end of period                   491,605                1.57
                                      =================

The Black-Scholes option-pricing model is used to estimate the fair value of options under the Company's stock option plan. The weighted-average value of stock options granted under the plan, as well as the assumptions used in calculating those values for the nine months ended March 31, 2009 and 2008 were based on estimates at the date of grant as follows:

                                                         Nine Months Ended
                                                             March 31,
                                                       2009             2008
                                                    ------------   -------------
Expected dividend yield                                 0%               0%
Expected stock price volatility                       56 - 59%         57 - 59%
Risk-free interest rate                             2.59 - 4.14%    3.85 - 4.14%
Expected life of options                              10 years         10 years

Expected option lives and volatilities are based on historical data of the Company. The risk-free interest rate is based on the US Treasury bill rate on the grant date for constant maturities that correspond with the option life. Historically, the Company has not declared dividends and there are no future plans to do so.

No options were exercised during the nine months ended March 31, 2009. As of March 31, 2009, there was approximately $115,390 of total unrecognized stock-based compensation cost related to grants under the stock option plan that will be expensed over a weighted-average period of 5 years.

NOTE 4.  COMPREHENSIVE INCOME (LOSS)

For the three and nine months ended March 31, 2009 and 2008, comprehensive income (loss) was equal to the net income (loss) as presented in the accompanying condensed consolidated statements of operations.

NOTE 5.  INVENTORIES

Inventories consisted of the following:
                                                      March 31,      June 30,
                                                        2009           2008
                                                    ------------   -------------
Raw materials                                       $  2,818,631   $  2,984,189
Finished goods                                         4,176,352      3,636,597
Inventory reserve
                                                        (425,071)      (337,718)
                                                    ------------   -------------
                                                    $  6,569,912   $  6,283,068
                                                    ============   =============

NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                      March 31,      June 30,
                                                        2009           2008
                                                    ------------   -------------

Land                                                $    354,743   $    354,743
Buildings                                              3,691,364      3,682,504
Machinery and equipment                                1,692,245      1,661,962
Office equipment                                       1,317,810      1,283,821
Vehicles                                                 214,919        188,148
                                                    ------------   -------------
                                                       7,271,081      7,171,178

Less accumulated depreciation
   and amortization                                   (3,913,801)    (3,644,025)
                                                    ------------   -------------

                                                    $  3,357,280   $  3,527,153
                                                    ============   =============

NOTE 7.  PRODUCT WARRANTY RESERVE

The Company accrues the estimated costs to be incurred in connection with its manufactured product warranty programs as products are sold based on historical warranty claims. A reconciliation of the changes in the warranty reserve is as follows:

                                                    Three months    Three months
                                                       ended           ended
                                                      March 31,       March 31,
                                                        2009            2008
                                                    ------------   -------------

Beginning product warranty reserve                  $    209,168   $    208,000
Warranty repairs                                         (57,345)       (81,962)
Warranty reserve additions                                67,415        117,848
Changes in estimated warranty costs                      (10,070)       (35,886)
                                                    ------------   -------------
Ending product warranty reserve                     $    209,168   $    208,000
                                                    ============   =============


                                                     Nine months    Nine months
                                                       ended           ended
                                                      March 31,       March 31,
                                                        2009            2008
                                                    ------------   -------------

Beginning product warranty reserve                  $    209,168   $    208,000
Warranty repairs                                        (201,452)      (209,137)
Warranty reserve additions                               194,253        371,556
Changes in estimated warranty costs                        7,199       (162,419)
                                                    ------------   -------------
Ending product warranty reserve                     $    209,168   $    208,000
                                                    ============   =============


NOTE 8. ACQUISITION AND NON-CASH DISCLOSURE

On July 2, 2007, the Company completed the acquisition of 100% interest in five of its key independent distributors; namely, Responsive Providers, Inc. of Houston, Texas, Therapy and Health Care Products, Inc. of Youngstown, Ohio, Cyman Therapy, Inc. of Detroit, Michigan, Al Rice and Associates, Inc. of Jeffersonville, Indiana and Theratech Inc. of Minneapolis, Minnesota. The total consideration paid for the five separately-negotiated acquisitions was approximately $5,700,000, comprised of approximately $2,300,000 in cash and 3,061,591 shares of the Company's common stock.

The acquisition value of the five independent distributors acquired was accounted for using the purchase method of accounting. Accordingly, the purchase price was assigned to the assets acquired and the liabilities assumed based on estimated fair values at the purchase date. The following table reflects the estimated fair values of the assets acquired and the liabilities assumed as of the acquisition date:

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
                                                                   =============

NOTE 9. INTANGIBLE ASSETS OTHER THAN GOODWILL

Identifiable intangible assets consist of the following:

                                                      March 31,       June 30,
        Asset and Useful Life                           2009            2008
                                                    ------------   -------------
  Trade name -  15 years                            $    339,400   $    339,400
  Domain name -  15 years                                  5,400          5,400
  Non-compete agreement - 4 years                        149,400        149,400
  Customer relationships -  7-15 years                   120,000        120,000
  Trademark licensing agreement -  20 years               45,000         45,000
  Backlog of orders -  3 months                            2,700          2,700
  Customer database -  7 years                            38,100         38,100
  License agreement -  10 years                           73,240         73,240
                                                    ------------   -------------
     Total identifiable intangible assets                773,240        773,240
  Less accumulated amortization                         (209,043)      (142,059)
                                                    ------------   -------------
             Net carrying amount                    $    564,197   $    631,181
                                                    ============   =============

NOTE 10. RELATED PARTY TRANSACTIONS

The Company leases office and warehouse space in Girard, Ohio, Detroit, Michigan and Pleasanton, California from three of the Company's former independent distributors on an annual basis. These operating lease arrangements are with three employee/stockholders, however, management believes the lease agreements are on an arms-length basis and the terms are equal to or more favorable than would be available to other third parties. The expense associated with these related party transactions total $49,500 for the three months ended March 31, 2009 and $148,500 for the nine months ended March 31, 2009.

NOTE 11. OTHER ASSETS AND DEFERRED COMPENSATION

Effective March 5, 2009, Kelvyn H. Cullimore, Jr. and Larry Beardall (officers of the Company) canceled their Company-funded retirement programs which were funded through life insurance polices owned by the Company. As a result, $367,917 in cash value from the life insurance policies was paid to the Company. As a result of these cancellations, the contractual liability to pay the retirement benefits was removed, and selling, general and administrative expenses during the quarter ended March 31, 2009, was reduced by $472,397.

NOTE 12. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, Statement of Financial Accounting Standards (SFAS) No. 141R, Business Combinations, was issued which replaces SFAS No. 141. SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized using purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

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

In April 2008, the Financial Accounting Standards Board (FASB) issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of FSP FAS 142-3 will have on its consolidated results of operations, liquidity and financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
--------

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing in Part I, Item 1 of this report on Form 10-Q.

         The operating results of the Company include the operations of its subsidiaries on a consolidated basis. The Company manufactures and distributes products in the physical medicine market through 46 direct sales representatives covering 27 states and an expanding network of wholesale distributors that provide coverage in other states.

         On December 17, 2008, we entered into an agreement with Vici Capital Partners to undertake an intensive effort to review and improve all aspects of our operations. Through this process, we have developed a number of important ideas to significantly improve operational efficiencies, lower manufacturing and other costs, and create a leaner, more profitable organization. Once fully implemented, we expect these improvements to generate between $1,500,000 and $2,000,000 in sustainable earnings improvements annually. However, due to the nature of some of the proposed changes it will require up to a year to fully realize all benefits contemplated by this effort. Nevertheless, we expect many of the ideas generated by this exercise with Vici will begin to have an impact on operations beginning in our fourth fiscal quarter ending June 30, 2009.

Results of Operations
---------------------

         The Company's fiscal year ends on June 30. This report covers the three and nine-month periods ended March 31, 2009. Results of the period covered by this report are not necessarily indicative of the results that may be realized for the full fiscal year ending June 30, 2009.

Net Sales

         For the quarter ended March 31, 2009 the Company's sales were $7,633,419, compared to $7,781,871 for the quarter ended March 31, 2008. Sales for the nine months ended March 31, 2009 were $24,348,461, compared to $24,534,934 for the nine months ended March 31, 2008. Sales remained essentially flat in the current period when compared with the prior year period, notwithstanding significant turmoil in the credit and financial markets and the general economic environment in the United States. We believe that the introduction of our new product catalog in September 2008 contributed to the success in holding sales during the fiscal third quarter within two percent of the same period in the prior year. The new product catalog contains 437 pages of products - more than double the size of the Company's previous catalog. The expansion of our product offering is a direct result of the acquisitions of six distributors completed in 2007. The new catalog is a major step in presenting the Company's new image to the market after a year of assimilation and change. In conjunction with the new catalog, we also implemented pricing incentives to reward customers for placing larger orders.

Gross Profit

         For the quarter ended March 31, 2009 gross profit was $2,844,426 or 37.3% of net sales, compared to $2,834,959 or 36.4% of net sales for the quarter ended March 31, 2008. Gross profit for the nine months ended March 31, 2009 was $9,353,623 or 38.4% of net sales, compared to $9,106,487 or 37.1% of net sales for the nine months ended March 31, 2008. During the prior year nine-month period, margins were diminished due to sales of higher basis inventory of the six distributors acquired in 2007. That inventory was mostly liquidated during the first half of fiscal year 2008, during the six months following the acquisitions. Adjusting for the higher basis inventory, margins would have been about 2 points higher for the nine-month period ended March 31, 2009. However, the increase in gross margin percentage in the quarter ended March 31, 2009 over the same period in the prior year is attributable primarily to price increases implemented during the quarter ended December 31, 2008. The quarter ended March 31, 2009 was the first full quarter in which those price increases were effective.

Selling, General and Administrative Expenses

         Selling, general and administrative ("SG&A") expenses for the quarter ended March 31, 2009 decreased $1,068,970 to $2,256,795, or 29.6% of net sales, compared to $3,325,765, or 42.7% of net sales for the prior year period. The decrease in SG&A expenses for the quarter ended March 31, 2009 was aided by the following changes:

         o    $739,300 in lower labor and operating costs

         o    $239,500 in lower selling expenses

         o    $90,100 in lower general and administrative expenses

         Approximately $472,000 of the reduction in labor and operating costs for the quarter ended March 31, 2009 resulted from the reversal of an accrued liability due to the cancellation of retirement benefits previously provided by contract to two executive officers of the Company, Kelvyn Cullimore, Jr. and Larry Beardall.

         SG&A expenses for the nine months ended March 31, 2009 decreased $2,179,940 to $8,060,869, or 33.1% of net sales, compared to $10,240,809, or
41.7% of net sales for the prior year period. The primary components of this decrease in SG&A expenses for the nine months ended March 31, 2009 were the following:

         o $1,348,000 in lower labor and operating costs (including the benefit from the termination of the retirement benefits described above)

         o $568,600 in lower stock option expense, acquisition costs, bad debt expense and other general and administrative expenses

         o    $263,300 in lower selling expenses

         The reduced SG&A expenses for the three and nine months ended March 31, 2009 were primarily the result of concentrated efforts implemented as part of the Company's strategy to assimilate the acquisitions made in June and July 2007. Specifically, as part of the primary assimilation process and in response to declining economic conditions, management implemented measures in March and July 2008 and again in March 2009 to reduce annual operating expenses by an aggregate of between $3,500,000 and $4,000,000. These measures included an approximately 30 percent reduction in the Company's workforce and the elimination of duplicative overhead expense. In addition, distribution operations were consolidated from eight distribution points to three. Building on these measures, the streamlining efforts currently underway with the assistance of Vici Capital Partners are further improving operational efficiencies and reducing costs. The results for the nine months ended March 31, 2009 also reflect the reversal of the accrued liability due to the cancellation of the retirement programs.

Research and Development

         Research and development ("R&D") expense for the quarter ended March 31, 2009 was $247,293, compared to $368,994 for the same quarter in 2008. R&D expense for the nine months ended March 31, 2009 was $775,040, compared to $1,070,993 in 2008. R&D expense represented approximately 3.2% and 4.7% of net sales for the quarters ended March 31, 2009 and 2008, respectively. R&D costs are expensed as incurred. Dynatronics intends to continue its commitment to developing innovative products for the physical medicine market through the balance of fiscal year 2009 and in future periods in order to position the Company for growth.

Pre-tax Income/Loss

         Pre-tax income for the quarter ended March 31, 2009 improved to $213,304 compared to a pre-tax loss of $1,019,557 for the quarter ended March 31, 2008. Pre-tax income for the nine months ended March 31, 2009 was $112,393 compared to a pre-tax loss of $2,650,456 for the nine months ended March 31, 2008. These significant improvements are directly related to the large reductions in SG&A expenses discussed above, including the savings associated with assimilating the acquired distributors and cancellation of executive retirement programs, along with improvements in gross margins and lower R&D expenses.

Income Tax Provision/Benefit

         The income tax provision for the quarter ended March 31, 2009 was $71,728 compared to an income tax benefit of $390,782 for the quarter ended March 31, 2008. The effective tax rate for the 2009 quarter was 33.6% compared to 38.3% for the 2008 quarter. The lower effective tax rate for the quarter ended March 31, 2009 reflects R&D tax credits available to the Company. The income tax provision for the nine months ended March 31, 2009 was $55,170 compared to an income tax benefit of $970,686 in the prior year.

Net Income/Loss Per Share

         Net income for the quarter ended March 31, 2009 was $141,576 ($.01 per share), compared to a net loss of $628,775 ($.05 per share) for the quarter ended March 31, 2008. Net income for the nine months ended March 31, 2009 was $57,223 ($.00 per share), compared to a net loss of $1,679,770 ($.12 per share) for the nine months ended March 31, 2008. The primary components contributing to the improvement in operating results and the return to profitability in the current quarter were sales and gross margins remaining level with the prior year and the sharp reductions in SG&A expenses and lower R&D expenses.

Liquidity and Capital Resources
-------------------------------

         The Company has financed its operations through available cash reserves and borrowings on its line of credit. The Company had working capital of $4,216,650 at March 31, 2009, inclusive of the current portion of long-term obligations and credit facilities, compared to working capital of $4,320,883 at June 30, 2008.

Accounts Receivable

         Trade accounts receivable, net of allowance for doubtful accounts, decreased $181,916 to $4,969,319 at March 31, 2009, compared to $5,151,235 at
June 30, 2008. Trade accounts receivable represent amounts due from the Company's distributor network, medical practitioners and clinics. We estimate that the allowance for doubtful accounts is adequate based on our historical experience as well as our knowledge of and relationship with these customers. Accounts receivable are generally collected within 30 days of the agreed terms. However, the effects of weakening general economic conditions in the United States are manifested through slower collections from some customers. If such patterns persist, additional reserves may be required in the future. Also, as a result of increased distribution activity of the Company following the acquisitions completed in fiscal year 2008, the character of the accounts receivable and collection patterns have changed from prior years. We will continue to carefully monitor our collection practices to ensure the allowance estimates are adequate. Allowances for the retail accounts assumed in the acquisitions include consideration of the historical experience of the acquired companies.

Inventories

         Inventories, net of reserves, at March 31, 2009 increased $286,844 to $6,569,912 compared to $6,283,068 at June 30, 2008. This increase is mostly a result of expanding the number of products offered through the new catalog introduced in September 2008. Another factor involves the timing of large inventory purchases from overseas suppliers.

Accounts Payable

         Accounts payable increased $155,498 to $1,579,337 at March 31, 2009, compared to $1,423,839 at June 30, 2008. The increase in accounts payable is a result of the timing of our weekly payments to suppliers and the timing of purchases of product components. Accounts payable are generally not aged beyond the terms of our suppliers.

Accrued Payroll and Benefits

         Accrued payroll and benefits decreased $122,814 to $289,104 at March 31, 2009, compared to $411,918 at June 30, 2008. The decrease in accrued payroll and benefits results from timing differences as well as the reductions in force implemented by the Company during the period.

Cash

         The Company's cash position at March 31, 2009 was $259,595, compared to $288,481 at June 30, 2008. The Company believes that improved cash flows from operating activities will be generated through higher sales, improved management of accounts receivable, reduction of current inventory levels and reduction of operating expenses. We expect that cash flows from operating activities, together with amounts available through an existing line of credit facility, will be sufficient to cover operating needs in the ordinary course of business for the next twelve months. If we experience an adverse operating environment, including a further worsening of the general economy in the United States, or unusual capital expenditure requirements, additional financing may be required. However, no assurance can be given that additional financing, if required, would be available on terms favorable to the Company, or at all.

Line of Credit

         The Company has an $8,000,000 revolving line of credit with a commercial bank. At March 31, 2009, we owed $5,684,566 on this line compared to $5,818,320 at June 30, 2008. At March 31, 2009, the borrowing base was approximately $6.6 million, resulting in approximately $900,000 available to the Company on the line. Interest on the line of credit is based on the 90-day LIBOR rate plus 4%, which at March 31, 2009 equaled 5.1% per annum. The line of credit is collateralized by accounts receivable and inventories as well as a security interest in the Company's headquarters facility in Salt Lake City, Utah. Borrowing limitations are based on approximately 45% of eligible inventory and up to 80% of eligible accounts receivable. Interest payments on the line are due monthly. The line of credit is renewable on October 31, 2009 and includes covenants requiring the Company to maintain certain financial ratios. As of March 31, 2009, the Company was in compliance with its loan covenants.

         The current ratio was 1.5 to 1 at March 31, 2009 and 1.5 to 1 at June 30, 2008. Current assets represented 72% of total assets at March 31, 2009, compared to 70% at June 30, 2008.

Debt

         Long-term debt, net of current portion, totaled $2,855,689 at March 31, 2009, compared to $3,046,000 at June 30, 2008. Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee. The principal balance on the mortgage loans is approximately $3.0 million with monthly principal and interest payments of $40,707.

Inflation and Seasonality

         The Company's revenues and net income have not been materially affected by inflation or price increases for raw materials and parts from vendors.

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

         The preparation of this quarterly report requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses reported in the condensed consolidated financial statements. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate these estimates, including those related to bad debts, inventories, deferred income tax assets, and revenue recognition. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from those estimates under different assumptions or conditions.

Inventory Reserves

         The nature of our business requires that we maintain sufficient inventory on hand at all times to meet the requirements of our customers. We record finished goods inventory at the lower of standard cost, which approximates actual costs (first-in, first-out method) or market. Raw materials are recorded at the lower of cost (first-in, first-out method) or market. Inventory valuation reserves are maintained for the estimated impairment of the inventory. Impairment may be a result of slow moving or excess inventory, product obsolescence or changes in the valuation of the inventory. In determining the adequacy of reserves, we analyze the following, among other things:

         o    Current inventory quantities on hand
         o    Product acceptance in the marketplace
         o    Customer demand
         o    Historical sales
         o    Forecasted sales
         o    Product obsolescence
         o    Technological innovations
         o Character of the inventory as a distributed item, finished manufactured item or raw material

         Any modifications to estimates of inventory valuation reserves are reflected in the cost of sales within the statements of operations during the period in which such modifications are determined necessary by management. At March 31, 2009 and June 30, 2008, our inventory valuation reserve, which established a new cost basis, was $425,071 and $337,718, respectively, and our inventories totaled $6,569,912 and $6,283,068 net of reserves, respectively.

Revenue Recognition

         Prior to June 2007, the majority of our product sales were to independent distributors. In fiscal 2008, through the acquisition of six of our top distributors, we added a significant portion of sales through an in-house direct sales force. Our sales force and distributors sell our manufactured products to end users, including physical therapists, professional trainers, athletic trainers, chiropractors, medical doctors and aestheticians. In addition, with the acquisition of the distributors, we expanded our distribution options to include direct distribution of products in some territories while supporting independent distributor efforts in others.

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

Allowance for Doubtful Accounts

         We must make estimates of the collectability of accounts receivable. We analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $4,969,319 and $5,151,235, net of allowance for doubtful accounts of $420,861 and $411,057, at March 31, 2009 and June 30, 2008, respectively. The expansion of our customer base associated with more direct sales will spread bad debt risk over a broader base of customers and reduce the concentration of large distributor balances. At the same time, the management of more customer accounts presents a higher risk. These risks will be evaluated to determine if current estimate policies are still applicable. In the meantime, allowance for doubtful accounts associated with these acquired customers is based on the historical experience of the distributors acquired as well as our nearly two years of experience since the acquisition of these distributors. The decline in general economic conditions in the United States is being manifest by slower payments by some customers. As these general economic conditions persist or worsen, there is a possibility that increased reserves will be required in the future.

Business Plan and Outlook

         During fiscal year 2009, we have undertaken a focused strategy to improve overall operations and sales that includes the following elements:

         o refining operations by continuing to reduce overhead costs and automating processes
         o enhancing product profit margins through improved manufacturing processes and negotiating better pricing of components with vendors
         o developing and introducing new, state-of-the-art products for future growth
         o    strengthening distribution channels

         Our goal in implementing this four-fold strategy is to enable the Company to improve short-term profitability without jeopardizing long-term growth.

         Our primary market, the physical medicine marketplace, has experienced significant change over the past few years, most notably with consolidation among manufacturers and distributors. The main challenge presented by this consolidation has been the loss of independent distributors and the narrowing of distribution channels. In order to compete more favorably and effectively, we moved aggressively to strengthen our channels of distribution by acquiring certain of our key distributors in June and July 2007. We also began hiring direct sales representatives in key locations around the country. We now have 46 direct sales representatives in 27 states. The creation of a direct distribution channel through these key acquisitions and hiring direct sales representatives has expanded our ability to sell at the retail level, which we believe improves gross profit margins and enhances the Company's control over the distribution process.

         The September 2008 introduction of our first consolidated catalog and pricing schedule provided a powerful sales tool that is helping our sales efforts with our direct sales reps and independent distributors who use either a private labeled version or the proprietary version of the catalog. This tool should further enhance efforts to strengthen distribution channels. We are focusing specific efforts on recruiting additional independent distributors and seasoned direct sales reps in geographical areas where distribution has been lost or diminished due to consolidation within our industry. With the broad line of products now offered by the Company, we will undertake to develop relationships with Group Purchasing Organizations (GPO's) and large chains of hospitals and clinics that purchase only on contract. This is a segment of business which was previously closed to us because the Company was not an approved vendor with the various GPO's and national or regional chains of care facilities. With the broader offering of products now available through our catalog, the Company is better able to compete for this high volume business.

         In April 2008, the Company introduced the new Synergie Elite aesthetic product line, representing the first redesign of our popular aesthetic devices since their original introduction almost 10 years ago. We believe that this new line of products remains the best value on the market. While the current economic conditions have dampened demand for large capital equipment purchases like the Synergie Elite products, the Company plans to seek strategic partnerships, both domestic and international, to help maintain the sales momentum from the introduction of this revised product line.

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

         Over the years, the Company has made significant investments in research and development to bring important new products to market. In April 2008, Dynatronics introduced the DynaPro Spinal Health System, a non-surgical treatment for back and neck pain. This innovative system combines the benefits of decompression and light therapy with core-stabilization exercises and nutrition forming a very effective tool for relieving pain associated with a host of back problems including herniated discs, degenerative disc disease, sciatica and pinched nerves. The DynaPro Spinal Health System features our Dynatron DX2, T4 treatment table and other packaged accessories incorporating a state-of-the-art marketing and patient-awareness program to help practitioners promote this proven, non-surgical pain relief treatment.

         Several new products are currently under development. The Company plans to introduce an important new product in June 2009, called V-Force. The V-Force system utilizes vibration therapy to help patients increase their strength, improve balance and flexibility and improve muscle endurance. The neuromuscular benefits, together with the significant improvements in range of motion and balance/proprioception achieved through the use of vibration therapy, have been well established through numerous clinical research studies. Additional new products are scheduled for introduction in the spring of 2010. The commitment to innovation of high quality products has been a hallmark of Dynatronics and will continue to be throughout the coming year.

         Refining our business model for supporting sales reps and distributors also will be a focal point of operations. We will continue to evaluate the most efficient ways to maintain our satellite sales offices and warehouses. The ongoing refinement of this model is expected to yield further efficiencies that will better achieve sales goals while at the same time reduce expenses. As mentioned previously in this document, through our agreement with Vici Capital Partners, we have identified between $1,500,000 to $2,000,000 of efficiency improvements that will be implemented over the next few quarters to drive greater profitability. This is particularly important given the soft market for capital products associated with the weakening national economy.

         While recent trends have seen increases in distributed products and decreases in capital products, the sale of the Company's manufactured capital products remains the largest contributor to margin generation. Therefore, we have placed renewed emphasis on improving manufacturing operations including considering more offshore manufacturing of components as well as streamlining manufacturing operations in Utah and Tennessee. With thousands of new products now being distributed by the Company, refinements in the methods of price management will be implemented throughout the coming year to ensure margins are properly maintained.

         Based on our defined strategic initiatives, we are focusing our resources in the following areas:

         o Significantly improving operational efficiencies, lowering manufacturing and other costs, automating processes and creating a leaner, more profitable organization. This effort is supported by retaining Vici Capital Partners to guide the effort company-wide.

         o Further refining the operational model for supporting field sales and improving product pricing methodologies.

         o Improving sales by focusing on development of new sales strategies and promotional programs including more fully leveraging the introduction of the most comprehensive catalog in our history in pursuing business with Group Purchasing Organizations.

         o Reinforcing our position in the domestic physical medicine market by securing channels of distribution through a strategy of recruiting direct sales representatives and working closely with the most successful distributors of capital equipment.

         o Expanding distribution of our redesigned Synergie product line through leveraging our current direct sales force, seeking additional independent distributors and creating new sales tools to attract customers.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to various market risks. Market risk is the potential risk of loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes. There have been no material changes in our market risk during the quarter ended March 31, 2009, although the weakening general economy is expected to lead to greater discounting market-wide to stimulate sales in a declining economic environment. We believe the worsening general economic conditions could lead to significantly diminished demand for the Company's higher margin manufactured capital products in coming quarters. In addition, further weakening of the general economy could result in greater risks of collections of accounts receivable.

         Our primary market risk exposure is interest rate risk. As of March 31, 2009, approximately $7,000,000 of our debt bore interest at variable rates. Accordingly, our net income (loss) is affected by changes in interest rates. For every one hundred basis point change in the average interest rate under our existing debt, our annual interest expense would change by approximately $70,000.

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

         There has been no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or that is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 5. Other Information

NASDAQ Minimum Bid Requirement

         On June 25, 2008, we received a Deficiency Letter from the NASDAQ Stock Market, notifying us that the Company fails to comply with the minimum bid requirement for continued inclusion under Marketplace Rule 4310(c)(4). Under that rule, the Company's common stock is required to maintain a minimum bid price of $1.00. In accordance with Marketplace Rule 4310(c)(8)(D), we were provided 180 days, or until December 22, 2008, to regain compliance with the bid price deficiency rule. Subsequently, pursuant to the rules and regulations of the Securities and Exchange Commission, NASDAQ submitted two notices of filing and immediate effectiveness of changes to the rule governing the failure of listed companies to meet the market value of listed securities requirement. The effect of these new rule changes is to extend the time for the Company to comply with the minimum bid price rule until approximately September 27, 2009.

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

Related Party Transaction

         We lease office and distribution facilities in California owned by John Rajala, our national sales manager. Mr. Rajala also owns 9.6% of our outstanding common stock. The rental paid to Mr. Rajala for the leased facilities is $120,000 per year under a written lease agreement. The term of the lease is 12 months with annual renewal periods and we believe that the rental payments are in line with the market prices for similar facilities in the area in which the leased premises are located. This transaction with a related party has been approved by the audit committee of the Company's Board of Directors.

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

10.8 Form of Option Agreement for the 2006 Equity Incentive Plan for incentive stock options (previously filed as Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006)

10.9 Form of Option Agreement for the 2006 Equity Incentive Plan for non-qualified options (previously filed as Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006)

10.10    Building Lease Agreement with The Rajala Family Trust dated June 30,
         2008

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


                                  DYNATRONICS CORPORATION
                                  Registrant


Date    5/13/09                   /s/ Kelvyn H. Cullimore, Jr.
     ------------                 ----------------------------------------------
                                  Kelvyn H. Cullimore, Jr.
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


Date    5/13/09                   /s/ Terry M. Atkinson, CPA
     ------------                 ----------------------------------------------
                                  Terry M. Atkinson, CPA
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

--------------------------------------------------------------------------------