Form 10-K/A
period 2007-06-30
DYNATRONICS CORP
filed 2009-08-26
CIK 720875

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A
                                (Amendment No. 2)

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2007.

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________.

         Commission file number 0-12697

                             DYNATRONICS CORPORATION
                 (Name of small business issuer in its charter)

           Utah                                          87-0398434
----------------------------------          ------------------------------------
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

Transitional Small Business Disclosure Format (Check one):  Yes       No   X
                                                                ----     ------

                                Explanatory Note
                                ----------------

         This amendment is filed for the following reasons: (1) The report of the independent registered public accounting firm was inadvertently omitted in the original annual report on Form 10-KSB. Amendment No. 1, which was filed by the Company to include the report of the independent registered public accounting firm, did not include those exhibits and items that had been filed with the original annual report on Form 10-KSB. This Amendment No. 2 includes a complete set of financial statements along with the accompanying report of independent registered public accounting firm as provided in Rule 2-02 of Regulation S-X and Item 310 of Regulation S-B. (2) This Amendment No. 2 also includes currently dated and signed certifications of the Company's Principal Executive Officer and Principal Accounting and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.1). The certifications filed with the original report for the year ended June 30, 2007 inadvertently omitted the date the certifications were signed by the responsible officers. This amendment also includes updated and currently signed certifications in Exhibits
31.1 and 31.2. No other changes were made to the amended report on Form
10-KSB/A.

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

                          Schedule of Therapy Products
                 Manufactured and/or Distributed by Dynatronics

      Product Name                      Description
      ------------                      -----------
    Dynatron(R) 125                Ultrasound
    Dynatron(R) 525                Electrotherapy
    Dynatron(R) 150 Plus**         Ultrasound
    Dynatron(R) 550 Plus**         Multi-modality Electrotherapy
    Dynatron(R) 650 Plus**         Multi-modality Electrotherapy
    Dynatron(R) 850 Plus**         Combination Electrotherapy/Ultrasound
    Dynatron(R) 950 Plus**         Combination Electrotherapy/Ultrasound
    Dynatron(R) STS                Electrotherapy for Chronic Pain
    Dynatron(R) STS Rx             Electrotherapy for Chronic Pain
    Dynatron(R) STSi               Multi-modality Electrotherapy for Chronic
                                   Pain
    Dynatron Solaris(TM) 701       Ultrasound with Infrared Light Therapy
    Dynatron 702                   Infrared Light Therapy
    Dynatron Solaris(TM) 705       Electrotherapy with Infrared Light Therapy
    Dynatron Solaris(TM) 706       Electrotherapy with Infrared Light Therapy
    Dynatron Solaris(TM) 708       Combination Electrotherapy/Ultrasound with
                                   Infrared Light Therapy
    Dynatron Solaris(TM) 709       Combination Electrotherapy/Ultrasound with
                                   Infrared Light Therapy
    Dynatron Solaris(TM) 880       Accessory Infrared Light Probe
    Dynatron Solaris(TM) 890       Accessory Infrared Laser Light Probe
    Dynatron X3                    Infrared Light Therapy
    DX2                            Combination Traction with Infrared Light
                                     Therapy
    Dynatron X5                    Oscillation Therapy
    Dynatron iBox                  Iontophoresis
    Dynatron TX900                 Traction Therapy
- ---------------------

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

         Securities Authorized for Issuance Under Equity Compensation Plans

         The table shows information related to our equity compensation plans as of June 30, 2007:

-------------------------------- --------------- ---------------- --------------
         Plan Category             Number of    Weighted-average    Number of
                                 securities to  exercise price      securities
                                   be issued          of            remaining
                                     upon         outstanding     available for
                                  exercise of      options,      future issuance
                                  outstanding      warrants        under equity
                                   options,       and rights       compensation
                                   warrants                           plans
                                  and rights                        (excluding
                                                                    securities
                                                                   reflected in
                                                                   column (a))
                                                      (b)
                                      (a)                              (c)
-------------------------------- --------------- ---------------- --------------
Equity compensation plans
  approved by security holders     1,048,192         $1.40           520,854
-------------------------------- --------------- ---------------- --------------
Equity compensation plans not
  approved by security holders        60,000         $3.00              0
-------------------------------- --------------- ---------------- --------------
       Total                       1,108,192                         520,854
-------------------------------- --------------- ---------------- --------------

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

         4.2 Amended and Restated 1992 Stock Option Plan, effective November 28, 1996 (previously filed)

         10.1        Employment Agreement with Kelvyn H. Cullimore, Jr.
                     (previously filed)

         10.2 Employment Agreement with Larry K. Beardall (previously filed)

         10.3        Loan Agreements with Zion Bank (previously filed)

         10.4 Settlement Agreement dated March 29, 2000 with Kelvyn Cullimore, Sr. (previously filed)

         10.7 Dynatronics Corporation 2005 Equity Incentive Award Plan (previously filed as Annex A to the Company's Definitive Proxy Statement on Schedule 14A filed on October 27, 2005)

         10.8 Form of Option Agreement for the 2005 Equity Incentive Award Plan for incentive stock options (filed as Exhibit to June 30, 2006 Annual Report on Form 10-KSB)

         10.9 Form of Option Agreement for the 2005 Equity Incentive Award Plan for non-qualified options (filed as Exhibit to June 30, 2006 Annual Report on Form 10-KSB)

         23.1 Consent of Independent Registered Public Accounting Firm dated August 26, 2009 (filed herewith)

         31 Certification under Rule 13a-14(a)/15d-14(a) of principal executive officer and principal accounting and financial officer (filed herewith)

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

                                       DYNATRONICS CORPORATION


                                       By   /s/ Kelvyn H. Cullimore, Jr.
                                          --------------------------------------
                                           Kelvyn H. Cullimore, Jr.
                                           Chief Executive Officer and President

Date:  August 26, 2009

         Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Kelvyn H. Cullimore, Jr.   Chairman, President,           August 26, 2009
----------------------------   CEO (Principal
Kelvyn H. Cullimore, Jr.       Executive Officer)


/s/ Terry M. Atkinson          Chief Financial                August 26, 2009
----------------------------   Officer (Principal
Terry M. Atkinson, CPA         Financial Officer
                               and Principal
                               Accounting Officer)

--------------------------------------------------------------------------------