Form 10-Q/A
period 2008-09-30
DYNATRONICS CORP
filed 2009-08-26
CIK 720875

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)


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

                                Explanatory Note
                                ----------------

This Amendment No. 1 is filed for the sole purpose of including currently dated and signed certifications of the Company's Principal Executive Officer and Principal Accounting and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32). The certifications filed with the original quarterly report for the period ended September 30, 2008 inadvertently omitted the date the certifications were signed by the responsible officers. This amendment also includes updated and currently signed certifications in Exhibits 31.1 and 31.2. No other changes were made to the report as originally filed.

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

                             DYNATRONICS CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                        Three Months Ended
                                                           September 30
                                                        2008           2007
                                                     ------------  -------------

Cash flows from operating activities:
  Net loss                                           $   (138,951) $   (712,203)
  Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
    Depreciation and amortization of property
      and equipment                                        88,317        84,927
    Amortization of intangible assets                      22,328        25,028
    Stock-based compensation expense                       15,424       256,991
    Deferred income tax assets, net                       (76,744)     (401,790)
    Provision for doubtful accounts                        12,000       129,900
    Provision for inventory obsolescence                   72,000        42,000
    Provision for warranty reserve                         62,308        60,888
    Provision for deferred compensation                     9,450         8,055
    Change in operating assets and liabilities:
       Receivables                                       (264,321)   (1,047,970)
       Inventories                                       (280,755)     (138,513)
       Prepaid expenses and other assets                  119,072       (63,949)
       Accounts payable and accrued expenses              555,028      (547,121)
       Prepaid income taxes                                98,644          (547)
       Income tax payable                                   8,809             -
                                                     ------------  -------------

            Net cash provided by (used in)
            operating activities                          302,609    (2,304,304)
                                                     ------------  -------------

Cash flows from investing activities:
    Capital expenditures                                  (40,871)      (60,999)
    Business acquisitions                                       -    (1,135,692)
                                                     ------------  -------------

            Net cash used in investing activities         (40,871)   (1,196,691)
                                                     ------------  -------------

Cash flows from financing activities:
    Principal payments on long-term debt                  (79,862)      (56,490)
    Net change in borrowings under line of credit        (169,540)    2,553,984
    Proceeds from issuance of common stock                      -        29,327
    Redemption of common stock                            (10,138)      (37,915)
                                                     ------------  -------------

            Net cash provided by (used in)
            financing activities                         (259,540)    2,488,906
                                                     ------------  -------------

            Net change in cash                              2,198    (1,012,089)

Cash at beginning of period                               288,481     1,301,105
                                                     ------------  -------------

Cash at end of period                                $    290,679  $    289,016
                                                     ============  =============

Supplemental disclosures of cash flow information:
    Cash paid for interest                           $    137,932  $    115,622
    Cash paid for income taxes                             16,900         1,000
Supplemental disclosure of non-cash investing and
  inancing activities:
    Capital expenditures financed by long-term debt             -        90,134
    Acquisition cash obligation financed by line
      of credit                                                 -     1,000,000
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

The following table summarizes the Company's stock option activity during the period ended September 30, 2008:
                                                                      Weighted
                                                                      -Average
                                                      Number of       Exercise
                                                       options         Price
                                                     ------------  -------------

Outstanding at beginning of period                      1,141,603  $       1.40
Granted                                                    39,502           .60
Exercised                                                     -0-           -0-
Cancelled                                                  79,266          1.64
                                                     ------------  -------------
Outstanding at end of period                            1,101,839          1.46
                                                     ============  =============

Exercisable at end of period                              711,879          1.69
                                                     ============  =============

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

                     Issuer Purchases of Equity Securities*

                                                Total #
                                               of shares          Maxim Numbe
                                               purchased        (or approximate
                                                as part         dollar value) of
                  Total #       Average       of publicly       shares that may
                  of shares    price paid    announced plans   yet be purchased
Period            purchased    per share      or programs       under the plan
--------------------------------------------------------------------------------

July 2008           13,600       $.75            13,600             $66,300
August 2008              -        N/A               -               $66,300
September 2008           -        N/A               -               $66,300
--------------

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

      31.1 Certification under Rule 13a-14(a)/15d-14(a) of principal executive officer (filed herewith)

      31.2 Certification under Rule 13a-14(a)/15d-14(a) of principal financial officer (filed herewith)

      32 Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SECTION 1350) (filed herewith)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                DYNATRONICS CORPORATION

                                Registrant


Date     8/26/09                /s/ Kelvyn H. Cullimore, Jr.
     -----------------          ----------------------------------------------
                                Kelvyn H. Cullimore, Jr.
                                Chairman, President and Chief Executive Officer
                                (Principal Executive Officer)


Date     8/26/09                /s/ Terry M. Atkinson, CPA
     -----------------          ----------------------------------------------
                                Terry M. Atkinson, CPA
                                Chief Financial Officer
                                (Principal Accounting and Financial Officer)

--------------------------------------------------------------------------------