Form 10-Q/A
period 2008-12-31
DYNATRONICS CORP
filed 2009-08-26
CIK 720875

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

                                Explanatory Note
                                ----------------

This Amendment No. 1 is filed for the sole purpose of including currently dated and signed certifications of the Company's Principal Executive Officer and Principal Accounting and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32). The certifications filed with the original quarterly report for the period ended December 31, 2008 inadvertently omitted the date the certifications were signed by the responsible officers. This amendment also includes updated and currently signed certifications in Exhibits 31.1 and 31.2. No other changes were made to the report as originally filed.

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