Form 10-K/A
period 2008-06-30
DYNATRONICS CORP
filed 2009-08-27
CIK 720875

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A
                                (Amendment No. 1)


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

                                Explanatory Note
                                ----------------

This amendment is filed for the following reasons: (1) To include currently dated and signed certifications of the Company's Principal Executive Officer and Principal Accounting and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32). The certifications filed with the original report for the year ended June 30, 2008 inadvertently omitted the date the certifications were signed by the responsible officers. (2) To clarify that the Company's internal controls over financial reporting were not effective for the reporting period due to a material weakness in evaluating goodwill for impairment. (3) To conform Exhibits 31.1 and 31.2 to the exact wording required by Item 601(b)(31) of Regulation S-B and Item 601(b)(31) of Regulation S-K. (4) To include a statement explaining that at June 30, 2008 the Company was not subject to attestation by the Company's independent registered public accounting firm and, therefore, provided only management's report in this annual report. No other changes were made to this amended report on Form 10-KSB/A.


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

                          Schedule of Therapy Products
                 Manufactured and/or Distributed by Dynatronics

       Product Name                       Description
       ------------                       -----------

     Dynatron(R) 125                      Ultrasound
     Dynatron(R) 525                      Electrotherapy
     Dynatron(R) 150 Plus**               Ultrasound
     Dynatron(R) 550 Plus**               Multi-modality Electrotherapy
     Dynatron(R) 650 Plus**               Multi-modality Electrotherapy
     Dynatron(R) 850 Plus**               Combination Electrotherapy/Ultrasound
     Dynatron(R) 950 Plus**               Combination Electrotherapy/Ultrasound
     Dynatron(R) STS                      Electrotherapy for Chronic Pain
     Dynatron(R) STS Rx                   Electrotherapy for Chronic Pain
     Dynatron(R) STSi                     Multi-modality Electrotherapy for
                                          Chronic Pain
     Dynatron Solaris(R) 701              Ultrasound with Infrared Light Therapy
     Dynatron(R) 702                      Infrared Light Therapy
     Dynatron Solaris(R) 705              Electrotherapy with Infrared Light
                                          Therapy
     Dynatron Solaris(R) 706              Electrotherapy with Infrared Light
                                          Therapy
     Dynatron Solaris(R) 708              Combination Electrotherapy/Ultrasound
                                          with Infrared Light Therapy
     Dynatron Solaris(R) 709              Combination Electrotherapy/Ultrasound
                                          with Infrared Light Therapy
     Dynatron Solaris(R) 880              Accessory Infrared Light Probe
     Dynatron Solaris(R) 890              Accessory Infrared Laser Light Probe
     Dynatron(R) X3                       Infrared Light Therapy
     DX2 and DynaPro Spinal
       Health System                      Combination Traction with Infrared
                                          Light Therapy
     Dynatron(R) X5 Turbo                 Oscillation Therapy
     Dynatron(R) iBox                     Iontophoresis
     Dynatron(R) TX900                    Traction Therapy
----------------------

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

       Securities Authorized for Issuance Under Equity Compensation Plans

         The following table shows information related to our equity compensation plans as of June 30, 2008:


                     Plan Category                                 Number of     Weighted-average     Number of
                                                                 securities to   exercise price       securities
                                                                   be issued           of             remaining
                                                                      upon         outstanding      available for
                                                                  exercise of       options,       future issuance
                                                                  outstanding       warrants         under equity
                                                                    options,       and rights        compensation
                                                                    warrants                            plans
                                                                   and rights                         (excluding
                                                                                                      securities
                                                                                                     reflected in
                                                                                                      column (a))
                                                                      (a)              (b)               (c)
---------------------------------------------------------------- ---------------- ---------------- -----------------
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

              Small Business Issuer Purchases of Equity Securities

----------------------------- ------------- ----------- ------------ ----------
     Period                     (a)          (b)          (c)           (d)
                               Total        Average      Total        Maximum
                               number       price        number        number
                                of          paid per       of          (or
                               shares        share       shares     approximate
                              (or units)    (or unit)   (or units)    dollar
                              purchased                 purchased    value) of
                                                        as part      shares (or
                                                           of        units) that
                                                        publicly     may yet be
                                                        announced    purchased
                                                         plans       under the
                                                           or         plans
                                                         programs       or
                                                                      programs
----------------------------- ------------- ----------- ------------ ----------
April 1 to April 30, 2008        38,555       $.99       38,555       106,572
----------------------------- ------------- ----------- ------------ ----------
May 1 to May 31, 2008            13,300       $1.02      13,300       93,026
----------------------------- ------------- ----------- ------------ ----------
June 1 to June 30, 2008          22,074       $.75       22,074       76,429
----------------------------- ------------- ----------- ------------ ----------
Total                            73,929                  73,929
----------------------------- ------------- ----------- ------------ ----------

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

Item 8.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------

         None.

Item 8A.  Controls and Procedures
          -----------------------

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

         Our Chief Executive Officer and Chief Accounting and Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), as of the end of the period covered by this Report. Based upon that evaluation, management concluded for the reason noted below that our disclosure controls and procedures were not effective as of June 30, 2008 to reasonably ensure that information we are required to disclose in reports filed by the Company under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting and Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

         There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of fiscal year 2008, or in other factors that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting
----------------------------------------------------------------

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. Based upon that evaluation, management concluded that our internal control over financial reporting was not effective as of such date due to a material weakness in the analysis of goodwill impairment as discussed below. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") an Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

         As of June 30, 2008, management performed an analysis of goodwill impairment and determined based on that analysis that no impairment was required for goodwill. Subsequently, at the request of our auditors, we employed an independent third-party appraiser to perform an assessment of any goodwill impairment. The report of the appraiser resulted in management reconsidering its prior impairment analysis and resulted in a material adjustment to our financial statements. Based on that assessment we have concluded that a material weakness existed in our procedure for evaluating goodwill impairment. As a result of this evaluation, subsequent to June 30, 2008, we modified our procedures and controls for properly assessing impairment of long-lived assets.

         At June 30, 2008 the Company was not subject to attestation by the Company's independent registered public accounting firm and, therefore, provided only management's report in this annual report.

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

              10.2            Employment contract with Kelvyn H. Cullimore, Jr.
                              (filed as Exhibit to June 30, 2007 Annual Report on Form 10-KSB)

              10.2 Employment contract with Larry K. Beardall (filed as Exhibit to June 30, 2007 Annual Report on Form 10-KSB)

              10.3 Loan Agreement with Zion Bank (filed as Exhibit to June 30, 2007 Annual Report on Form 10-KSB)

              10.4 Settlement Agreement dated March 29, 2000 with Kelvyn Cullimore, Sr. (previously filed)

              10.7 Dynatronics Corporation 2005 Equity Incentive Award Plan (previously filed as Annex A to the Company's Definitive Proxy Statement on Schedule 14A filed on October 27, 2005)

              10.8 Form of Option Agreement for the 2005 Equity Incentive Award Plan for incentive stock options (filed as Exhibit to June 30, 2007 Annual Report on Form 10-KSB)

              10.9 Form of Option Agreement for the 2005 Equity Incentive Award Plan for non-qualified options (filed as Exhibit to June 30, 2007 Annual Report on Form 10-KSB)

              23.1 Consent of Independent Registered Public Accounting Firm (filed herewith)

              31.1 Certification under Rule 13a-14(a)/15d-14(a) of principal executive officer (filed herewith)

              31.2 Certification under Rule 13a-14(a)/15d-14(a) of principal accounting and financial officer (filed herewith)

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

Date:  August 27, 2009

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