Form 10-Q/A
period 2009-03-31
DYNATRONICS CORP
filed 2009-08-27
CIK 720875

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

                                Explanatory Note
                                ----------------

This Amendment No. 1 is filed for the sole purpose of including currently dated and signed certifications of the Company's Principal Executive Officer and Principal Accounting and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32). The certifications filed with the original quarterly report for the period ended March 31, 2009 inadvertently omitted the date the certifications were signed by the responsible officers. This amendment also includes updated and currently signed certifications in Exhibits 31.1 and 31.2. No other changes were made to the report as originally filed.


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

10.8 Form of Option Agreement for the 2006 Equity Incentive Plan for incentive stock options (previously filed as Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006)

10.9 Form of Option Agreement for the 2006 Equity Incentive Plan for non-qualified options (previously filed as Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006)

10.10 Building Lease Agreement with The Rajala Family Trust dated June 30, 2008 (filed previously)

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


                                  DYNATRONICS CORPORATION
                                  Registrant


Date    8/27/09                   /s/ Kelvyn H. Cullimore, Jr.
     ------------                 -------------------------------------------
                                  Kelvyn H. Cullimore, Jr.
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


Date    8/27/09                   /s/ Terry M. Atkinson, CPA
     ------------                 -------------------------------------------
                                  Terry M. Atkinson, CPA
                                  Chief Financial Officer
                                  (Principal Accounting and Financial Officer)

--------------------------------------------------------------------------------