Form 10-K
period 2009-06-30
DYNATRONICS CORP
filed 2009-09-28
CIK 720875

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


(Mark One)
[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934
For the fiscal year ended June 30, 2009.

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
For the transition period from __________ to ____________.

Commission file number 0-12697

                             DYNATRONICS CORPORATION
             (Exact name of registrant as specified in its charter)

             Utah                                                87-0398434
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

7030 Park Centre Drive, Salt Lake City, Utah                     84121-6618
--------------------------------------------                     ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code (801) 568-7000
                                                   --------------

       Securities registered under Section 12(b) of the Exchange Act: None

              Securities registered under Section 12(g) of the Act:

                           Common Stock, no par value
                           --------------------------
                                (Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.                        Yes     No X

Indicate by checkmark if the registrant is not required to file reports pursuant
to Section 13 or Section 15(d) of the Securities Exchange Act.    Yes     No X

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                Yes X   No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                [X]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files).       Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___                       Accelerated filer ___
Non-accelerated filer ___                         Smaller reporting company   X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  Yes     No X

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of September 23, 2009 was approximately $11.2 million, based on the average bid and asked price on that date.

As of September 23, 2009, there were approximately 13.7 million shares of the registrant's common stock outstanding.

                       Documents Incorporated by Reference

The issuer hereby incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to the registrant's definitive proxy statement for the fiscal year ended June 30, 2009 to be filed pursuant to Regulation 14A and provided to shareholders subsequent to the filing of this report.

Transitional Small Business Disclosure Format (Check one):        Yes     No X

                                TABLE OF CONTENTS

                                     PART I

Item 1.       Business........................................................1
Item 2.       Properties.....................................................10
Item 3.       Legal Proceedings..............................................10
Item 4.       Submission of Matters to a Vote of Security Holders............10

                                     PART II

Item 5.       Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities..............10
Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................12
Item 8.       Financial Statements and Supplementary Data....................21
Item 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure............................22
Item 9A(T)    Controls and Procedures........................................22
Item 9B.      Other Information..............................................22

                                    PART III

Item 10.      Directors, Executive Officers, and Corporate Governance........23
Item 11.      Executive Compensation.........................................23
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters.....................23
Item 13.      Certain Relationships and Related Transactions, and
              Director Independence..........................................23
Item 14.      Principal Accountants' Fees and Services.......................23

                                     PART IV

Item 15.      Exhibits.......................................................23
Signatures    ...............................................................25
Certifications  .............................................................26

                                     PART I

Unless the context otherwise requires, all references in this report to "registrant," "we," "us," "our," "Dynatronics" or the "Company" refer to Dynatronics Corporation, a Utah corporation and its wholly-owned subsidiary.

Item 1.   Business

Forward-Looking Statements

         This Annual Report on Form 10-K contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management and other matters. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information in order to encourage companies to provide prospective information about themselves without fear of litigation, so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Annual Report on Form 10-K or may be incorporated by reference from other documents filed by us with the Securities and Exchange Commission. You can find many of these statements by looking for words including, for example, "believes," "expects," "anticipates," "estimates" or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference in this Annual Report on Form 10-K. Except as otherwise required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

         We have based the forward-looking statements relating to our operations on management's current expectations, estimates and projections about us and the industry in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to the following:

         o    strategies, outlook and growth prospects;

         o    future plans and potential for future growth;

         o    liquidity, capital resources and capital expenditures;

         o    growth in demand for our products;

         o    economic outlook and industry trends;

         o    developments of our markets;

         o    the impact of regulatory initiatives;

         o    new state or federal legislation; and

         o    the strength of our competitors

Our Company

         Dynatronics is a Utah corporation formed on April 29, 1983. Our principal business is the design, manufacture, marketing and distribution of physical medicine products and aesthetic products. We operate on a fiscal year basis, ending June 30. For example, reference to fiscal year 2009 refers to the fiscal year ended June 30, 2009. All references to financial statements in this report refer to the consolidated financial statements of Dynatronics Corporation and subsidiary.

Developments in Fiscal Year 2009

         In September 2008, we introduced a new 2009-2010 product catalog. With thousands of new products included in the catalog, we have seen a significant boost in medical supply sales that we attribute to the catalog. The acquisition of six of our top distributors last year has allowed us to greatly expand our product offering. The new catalog contains over 400 pages of products - more than double our previous catalog.

         In June 2009, we introduced the new V-Force vibration therapy device to the market. This new unit employs powerful, whole-body vibration technology, which provides neuromuscular training to increase strength, improve balance and enhance flexibility. Whole-body vibration therapy has been the subject of extensive research for many years with numerous clinical studies demonstrating its effectiveness in the areas of balance/fall prevention, circulation, knee rehabilitation, low back pain, range of motion and many other neuromuscular conditions.

         We expanded our direct sales team to 50 sales representatives from 36 sales representatives in fiscal year 2008. Our expanded sales force now includes 27 direct sales employees and 23 independent sales representatives. The recent consolidation occurring within our market presents a unique opportunity for us to grow market share in future periods by recruiting experienced and successful sales representatives and dealers. We are focusing specific efforts on recruiting additional independent distributors and seasoned direct sales representatives in geographical areas where distribution has been lost or diminished due to the recent consolidation in our industry.

Description of Products

         We manufacture and distribute a broad line of medical equipment including therapy devices, medical supplies and soft goods, treatment tables and rehabilitation equipment. In addition, we manufacture and distribute a line of aesthetic equipment including aesthetic massage and microdermabrasion devices, as well as skin care products. Our products are used primarily by physical therapists, chiropractors, sports medicine practitioners, podiatrists, plastic surgeons, dermatologists, aestheticians and other aesthetic services providers.

Physical Medicine Products

         Electrotherapy The therapeutic effects of electrical energy have occupied an important position in physical medicine for over four decades. There has been an evolution through the years to use the most effective and painless waveforms and frequencies to produce patient comfort and successful treatment of pain and related physical ailments. Medium frequency alternating currents, which we use primarily in our electrotherapy devices, are believed to be the most effective and comfortable for patients. Electrotherapy can be effective in treating chronic intractable pain and/or acute post-traumatic pain, increasing local blood circulation, relaxation of muscle spasms, prevention or retardation of disuse atrophy, and muscle re-education.

         Therapeutic Ultrasound Ultrasound therapy provides therapeutic deep heat to soft tissue through the introduction of sound waves into the body. It is one of the most common modalities used in physical therapy for treating pain, muscle spasms and joint contractures.

         We market a broad line of devices that include electrotherapy, ultrasound or a combination of both of these modalities in a single device. The Dynatron 125 ultrasound and the Dynatron 525 electrotherapy devices target the low-priced segment of the market. The "50 Series Plus" products offer combinations of electrotherapy and ultrasound modalities at a reasonable cost to the practitioner. The Dynatron Solaris(TM) products provide our most advanced technology in combination therapy devices by adding infrared light therapy capabilities to enhanced electrotherapy and ultrasound combination devices. See "Schedule of Therapy Products" on page 6. We intend to continue development of our electrotherapy and ultrasound technology and remain a leader in the design, manufacture and sale of therapy devices.

         Infrared Light Therapy Our five Dynatron Solaris units, the Dynatron 702, and the Dynatron X3 and DX2 devices, all feature infrared light therapy technology. These units are capable of powering various cluster probes at different wavelengths for treating a variety of medical conditions including pain and stiffness associated with arthritis, as well as muscle and joint pain. In fiscal year 2006, we introduced the Dynatron Xp light pad for treating larger areas of the body via unattended infrared light therapy. This light pad can be powered by several of our devices including the Dynatron 702, Dynatron X3, and Dynatron DX2. The benefits of light therapy have been documented by numerous research studies published over the past four decades.

         Oscillation Therapy Soft tissue oscillation therapy has been used for the treatment of pain in Europe for over 15 years, yet it is relatively new to the United States market. The Dynatron X5 Oscillation Therapy device creates an electrostatic field within the patient, resulting in a highly effective treatment for reducing minor muscle aches and pains.

         Iontophoresis Iontophoresis uses electrical current to transdermally deliver drugs such as lidocaine for localized treatment of inflammation without the use of needles. In fiscal year 2006, we developed a proprietary iontophoresis device - the Dynatron iBox - which is capable of delivering two treatments simultaneously. At the same time we began distribution of a line of proprietary iontophoresis electrodes under the brand name of Dynatron Ion electrodes. These electrodes replace the line of electrodes we previously distributed for other manufacturers.

         Vibration Therapy We introduced our V-Force vibration therapy device in June 2009. Originally developed for the Russian space program to compensate for bone and muscle loss resulting from extended periods in space, whole-body vibration therapy provides neuromuscular training to increase strength, improve balance and enhance flexibility. A number of clinical studies have demonstrated its effectiveness in the areas of balance/fall prevention, circulation improvement, knee rehabilitation, low back pain relief, range of motion expansion and many other neuromuscular conditions.

         The following chart lists the therapy device products that we manufacture and distribute.

                          Schedule of Therapy Products
                 Manufactured and/or Distributed by Dynatronics

   Product Name                      Description
   ------------                      ------------
   Dynatron(R) 125                   Ultrasound
   Dynatron(R) 525                   Electrotherapy
   Dynatron(R) 150 Plus**            Ultrasound
   Dynatron(R) 550 Plus**            Multi-modality Electrotherapy
   Dynatron(R) 650 Plus**            Multi-modality Electrotherapy
   Dynatron(R) 850 Plus**            Combination Electrotherapy/Ultrasound
   Dynatron(R) 950 Plus**            Combination Electrotherapy/Ultrasound
   Dynatron(R) STS                   Electrotherapy for Chronic Pain
   Dynatron(R) STS Rx                Electrotherapy for Chronic Pain
   Dynatron(R) STSi                  Multi-modality Electrotherapy for Chronic
                                       Pain
   Dynatron Solaris(R) 701           Ultrasound with Infrared Light Therapy
   Dynatron(R) 702                   Infrared Light Therapy
   Dynatron Solaris(R) 705           Electrotherapy with Infrared Light Therapy
   Dynatron Solaris(R) 706           Electrotherapy with Infrared Light Therapy
   Dynatron Solaris(R) 708           Combination Electrotherapy/Ultrasound with
                                       Infrared Light Therapy
   Dynatron Solaris(R) 709           Combination Electrotherapy/Ultrasound with
                                       Infrared Light Therapy
   Dynatron Solaris(R) 880           Accessory Infrared Light Probe
   Dynatron Solaris(R) 890           Accessory Infrared Laser Light Probe
   Dynatron(R) X3                    Infrared Light Therapy
   DX2 and DynaPro Spinal
     Health System                   Combination Traction with Infrared Light
                                       Therapy
   Dynatron(R) X5 Turbo              Oscillation Therapy
   Dynatron(R) iBox                  Iontophoresis
   Dynatron(R) TX900                 Traction Therapy
   V-Force                           Vibration Therapy
---------------------

Dynatron(R) and Dynatron Solaris(R) are registered trademarks owned by Dynatronics
** "50 Series Plus" Product Line

         Medical Supplies and Soft Goods We currently manufacture or have manufactured for us over 700 medical supply and soft good products including hot packs, cold packs, exercise balls, therapy wraps, wrist splints, ankle weights, lumbar supports, cervical collars, slings, cervical pillows, back cushions, weight racks, and parallel bars. We also distribute products such as hot and cold therapy products, exercise balls, lotions and gels, paper products, athletic tape, canes and crutches, reflex hammers, stethoscopes, splints, elastic wraps, exercise weights, Thera-Band(R) (a registered mark of Hygenic Corp.) tubing, walkers, treadmills, stair climbers, heating units for hot packs, whirlpools, gloves, electrodes, and Transcutaneous Electrical Nerve Stimulation or "TENS" devices.

         As a result of our acquisition of six independent distributors in June and July 2007, we significantly expanded the number of products we now distribute to include additional exercise equipment, massage therapy products, chiropractic tables, hand therapy products, Pilates and yoga equipment, nutritional supplements, emergency care products and portable electrotherapy products. A new, 400-page full-line catalog was introduced to the market in September 2008, containing over 12,000 rehabilitation products. This new catalog is a major step in presenting our new image to the market following the assimilation of these dealers. It represents a more consolidated approach to selling both our high-quality manufactured products, and hundreds of lines of distributed products we now represent.

         We market our products through direct sales representatives, independent dealers and the new product catalog. We are also continually seeking to update our line of manufactured and distributed medical supplies and soft goods.

         Treatment Tables and Rehabilitation Equipment We manufacture and distribute motorized and manually operated physical therapy treatment tables, rehabilitation parallel bars, and other specialty rehabilitation products.

Aesthetic Products

         We manufacture and market a line of aesthetic products under the brand name of Synergie(TM). The new Synergie Elite Aesthetic Massage System (AMS) introduced in April 2008 applies therapeutic vacuum massage to skin and subcutaneous tissues to achieve a temporary reduction in the appearance of cellulite as well as reducing the circumferential body measurements of the treated areas.

         The results of a Dynatronics-sponsored research study available at our offices show that 91% of Synergie participants experienced a reduction in the appearance of cellulite. In addition, participants on average reported a cumulative reduction of six-inches in girth around the hips, thighs, and waist.

         We also manufacture and market the Synergie Elite microdermabrasion device (MDA) as a companion to the AMS device. The MDA device gently exfoliates the upper layers of skin, exposing softer, smoother skin. In conjunction with the microdermabrasion devices, we offer a unique line of skin care products under the trademark Calisse(TM) which is designed to enhance the effects of the MDA treatments.

         As part of the aesthetics line of products, we market the Synergie Elite LT device which provides light therapy for aesthetic applications. Light therapy is popular in spas and health clubs for improving skin tone and appearance. Combining elements of the AMS vacuum massage techniques with microdermabrasion and Synergie Elite LT for light therapy has provided aestheticians with the ability to provide an enhanced "ultimate facial" available only with the use of Synergie devices.

Allocation of Sales Among Key Products

         No product accounted for more than 10% of total revenues during the fiscal years ended June 30, 2009 and 2008.

Patents and Trademarks

         Patents We hold a United States patent on the multi-frequency ultrasound technology that will remain in effect until June 2013, and a United States patent on the microdermabrasion device that will remain in effect until February 2020. In addition, we hold a United States patent on the STS technology for treating chronic pain that will remain in effect until July 17, 2021 and a United States patent on the combination of our aesthetic massage and microdermabrasion technologies that will remain in effect until February 28, 2020. We also hold two design patents on the microdermabrasion device that will remain in effect until November 2015. We hold a patent on our light therapy technology that will remain in effect until August 2025. Three additional patent applications pertaining to our infrared light therapy technology and combination traction/light therapy technology have been filed with the United States Patent and Trademark Office and are currently pending. We also own the exclusive, worldwide rights (under a license agreement) to patent protection on the STS technology for the treatment of chronic pain.

         Trademarks. We have developed and we use registered trademarks in our business, particularly relating to our corporate and product names. The trademark "Dynatron" has been registered with the United States Patent and Trademark Office. In addition, United States trademark registrations have been obtained for the trademarks: "Synergie," "Synergie Peel," "Sympathetic Therapy," and "Dynatron Solaris," and trademark registrations have been obtained for various other product trademarks. Company materials are also protected under copyright laws, both in the United States and internationally.

         Federal registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with a similar product in the same channels of trade by any third-party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs. We have filed applications and own trademark registrations, and we intend to register additional trademarks in countries where our products are or may be sold in the future. Protection of registered trademarks in some jurisdictions may not be as extensive as the protection in the United States.

         We also claim ownership and protection of certain product names, unregistered trademarks, and service marks under common law. Common law trademark rights do not provide the same level of protection that is afforded by the registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used. We believe these trademarks, whether registered or claimed under common law, constitute valuable assets, adding to recognition of Dynatronics and the effective marketing of Dynatronics products. Trademark registration once obtained is essentially perpetual, subject to the payment of a renewal fee. We therefore believe that these proprietary rights have been and will continue to be important in enabling us to compete.

         Trade Secrets. We own certain intellectual property, including trade secrets that we seek to protect, in part, through confidentiality agreements with employees and other parties, although some employees who are involved in research and development activities have not entered into these agreements. Even where these agreements exist, there can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by competitors. Our proprietary product formulations are generally considered trade secrets, but are not otherwise protected under intellectual property laws.

         We intend to protect our legal rights concerning intellectual property by all appropriate legal action. Consequently, we may become involved from time to time in litigation to determine the enforceability, scope, and validity of any of the foregoing proprietary rights. Any patent litigation could result in substantial cost and divert the efforts of management and technical personnel.

Warranty Service

         We provide a warranty on all products we manufacture for time periods ranging in length from 90 days to five years from the date of sale. We service warranty claims on these products out of our Salt Lake City, Utah and Chattanooga, Tennessee facilities according to the service required. Our warranty policies are comparable to warranties generally available in the industry. Warranty claims as a percentage of gross sales were not material in fiscal years 2009 and 2008.

         Products we distribute carry warranties provided by the manufacturers of those products. We do not generally supplement these warranties or provide warranty services for distributed products. We also sell accessory items for our manufactured products that are supplied by other manufacturers. These accessory products carry warranties from their original manufacturers without supplement from us.

Customers and Markets

         We sell our products primarily to licensed practitioners such as physical therapists, chiropractors, podiatrists, sports medicine specialists, medical doctors, hospitals and clinics, plastic surgeons, dermatologists and aestheticians. As a result of the acquisition of six dealers and the appointment or hiring of other sales representatives, we now have 50 direct sales representatives selling our products in 34 states. We also make use of a network of over 150 independent dealers throughout the United States and internationally. These dealers purchase and take title to the products, which they then sell to licensed practitioners.

         We have entered into direct sales relationships with a few national and regional chains of physical therapy clinics and hospitals. We sell our products directly to these clinics and hospitals pursuant to preferred pricing arrangements. We also have preferred pricing arrangements with key dealers who commit to purchase certain volumes and varieties of products. No single dealer or national account or group of related accounts was responsible for 10% or more of total sales in fiscal years 2009 and 2008.

          We export products to approximately 30 different countries. Sales outside North America totaled approximately $765,000, or 2.4% of net sales in fiscal year 2009 compared to $772,500, or 2.4% of net sales in fiscal year 2008. We are working to establish effective distribution for its products in international markets. Our Salt Lake City facility is certified to the ISO 13485 quality standard for medical device manufacturing. Many of our therapy devices carry the CE Mark, a designation required for marketing products in the European community that signifies the device or product was manufactured pursuant to a certified quality system. We have no foreign manufacturing operations. However, we purchase certain products and components from foreign manufacturers.

Competition

         We believe our key products are distinguished competitively by our use of the latest technology. Many of our products are protected by patents. We believe that the integration of advanced technology in the design of each product has distinguished Dynatronics branded products in a very competitive market. We were the first company to integrate infrared light therapy as part of a combination therapy device. By manufacturing many of the medical supplies, soft goods and tables that we sell, we can focus on quality manufacturing at competitive prices. We believe these factors give us an edge over many competitors who are solely distributors of competing products. Furthermore, the acquisition of six key distributors in June and July 2007 and the addition of direct sales representatives over the course of fiscal year 2009 have provided us with expanded direct distribution of products into 34 states. This vertical integration allows us to exercise better control over the sale and distribution of our products as well as products distributed by competitors, including Mettler, MedX, and DJO and many manufacturers of treatment tables, medical supplies and soft goods.

         Information necessary to determine or reasonably estimate our market share or that of any competitor in any of these markets is not readily available.

Electrotherapy/Ultrasound

         We compete in the clinical market for electrotherapy and ultrasound devices with both domestic and foreign companies. Approximately one dozen companies produce electrotherapy and/or ultrasound devices. Some of these competitors are larger and better established, and have greater resources than us. Other than Dynatronics, few companies, domestic or foreign, provide multiple-modality devices, which is one important distinction between us and our competition. Furthermore, we believe no competitor offers three frequencies on multiple-sized soundheads for which we hold a patent. We believe that our primary domestic competitors in the sale of electrotherapy and ultrasound products include DJO (Chattanooga Group division), Naimco (Rich-Mar division), and Mettler Electronics.

Light Therapy

         Competitors that manufacture and market light therapy devices include DJO, Rich-Mar, Erchonia, Anodyne and MedX. These and other competitors offer light therapy units that are not as powerful as our units. We are aware of only two competitors, DJO and Rich-Mar, who offer a combination light therapy device that includes electrotherapy and ultrasound capabilities.

Vibration Therapy

         The primary competitors that manufacture and market vibration therapy devices include PowerPlate and Wave Manufacturing. These competitors offer units that are more expensive than our unit. In addition, we offer a better warranty and we believe that we provide better training and customer service than these competitors.

Medical Supplies and Soft Goods

         We compete against various manufacturers and distributors of medical supplies and soft goods, some of which are larger, more established and have greater resources than us. Excellent customer service along with providing value to customers is of key importance for us to remain competitive in this market. While there are many specialized manufacturers in this area such as DJO and Fabrication Enterprises, most of our competitors are primarily distributors such as North Coast Medical, Sammons Preston (a division of Patterson Medical), and Meyer Distributing. We enjoy cost advantages on the products we manufacture and distribute directly to end users compared to companies that only distribute similar products.

Iontophoresis

         Our competitors in the iontophoresis market include DJO (EMPI and Iomed divisions) and Naimco. We believe that DJO enjoys the largest market share of the iontophoresis market. We also believe that our strong distribution network is important to our continued ability to compete in this increasingly competitive market. In addition, our products target a lower selling price than the products of DJO. Our Dynatron iBox iontophoresis device is helping expand our presence in this market.

Treatment Tables

         Our primary competition in the treatment table market is from domestic manufacturers including Hill Laboratories Company, Hausmann Industries, Sammons Preston, Bailey Manufacturing, Tri-W-G, DJO (Chattanooga Division), Armedica, and Clinton Industries. We believe we compete based on our industry experience and product quality. In addition, certain components of the treatment tables are manufactured overseas, which we believe allows for pricing advantages over competitors.

Aesthetic Products

         Our two primary competitors in the therapeutic massage industry are LPG Systems, and Silhouette Tone. Other competitors include Cynosure, Inc., Diamond Systems, Palomar Medical, Eleme Medical, Syneron, and Durmafirm. The Synergie Elite AMS device utilizes proprietary technology that has been proven effective in a research study and in ten years of use by doctors and spas. In addition, we provide a comprehensive training and certification program for aestheticians and medical practitioners. Our aesthetic massage equipment is priced lower than competitors' units, providing a significant advantage in the marketplace. We are striving to develop a network of domestic and international distributors and national accounts, which is expected to provide another competitive advantage in the marketplace for these products.

         There are a number of competitors in the microdermabrasion market including Mega Peel, Diamond Peel, DermaGenesis, DermaMed, E-Med, Integremed, Medical Alliance, Palomar, Slimtone USA and Soundskin Corp. The Synergie MDA device incorporates a patented anti-clogging design for the crystals, which sets it apart from competitors' units. In addition, the system has an innovative disposable system for the abrasive material, which prevents unwanted contact with the spent crystals following treatment. Powered by the Synergie Elite AMS device, the Synergie Elite MDA is one of the most powerful and easy to control units on the market.

         Competitors in the light therapy segment of the aesthetic market include Revitalite, Silhouette Tone, Photo Actif, and DermaPulse. We believe the Synergie Elite LT device is the most powerful of all the units on the market. It features a computerized dosage calculation system and is competitively priced.

Manufacturing and Quality Assurance

         We manufacture therapy devices, soft goods and other medical products at our facilities in Salt Lake City, Utah and Chattanooga, Tennessee. We purchase some components for our manufactured products from third-party suppliers. All parts and components purchased from these suppliers meet specifications we have established. Trained staff performs all sub-assembly, final assembly and quality assurance procedures. Every effort is made to design Dynatronics products to incorporate component parts and raw materials that are readily available from suppliers.

         The development and manufacture of many of our products is subject to rigorous and extensive regulation by the United States Food and Drug Administration, or FDA, and other regulatory agencies and authorities in the United States and abroad. In compliance with the FDA's Good Manufacturing Practices, or GMP, we have developed a comprehensive program for processing customer feedback and analyzing product performance trends. By ensuring prompt processing of timely information, we are better able to respond to customer needs and insure proper operation of the products.

         In 1994, we established the Quality First Program, a concept for total quality management designed to involve each employee in the quality assurance process. Under this program, employees are not only expected to inspect for quality, but they are empowered to stop any process and make any changes necessary to insure that quality is not compromised. An incentive program is established to insure the continual flow of ideas and to reward those who show extraordinary commitment to the Quality First concept. Quality First has not only become our company motto, but it is the standard by which all decisions are made. We believe the Quality First Program reinforces employee pride, increases customer satisfaction, and improves overall operations.

         Our Salt Lake facility is certified to ISO 13485 standards for medical products. ISO 13485 is an internationally recognized standard for quality systems and manufacturing processes adopted by over 90 countries. In addition, we have qualified for the CE Mark Certification on our electrotherapy, ultrasound and light therapy products. With the CE Mark Certification, we are qualified to market these products throughout the European Union and in other countries where CE Mark Certification and ISO 13485 certification are recognized.

Research and Development

         Total research and development, or R&D, expenses in fiscal year 2009 decreased $361,405 to $993,338 from $1,354,743 in fiscal year 2008. R&D expenses represented approximately 3.1% and 4.2% of our net sales in fiscal years 2009 and 2008, respectively. The decrease in R&D expenditures as a percentage of net sales in fiscal year 2009 is due to the cost cutting measures performed by the company. We also reduced our R&D spending in fiscal year 2009 due to reduced cash flows. We generally dedicate significant resources to R&D each year in order to develop new products for the physical medicine and aesthetic markets and to sustain engineering efforts of existing products.

Regulatory Matters

         The manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and other countries. In the United States, the FDA regulates our products pursuant to the Medical Device Amendment of the Food, Drug, and Cosmetic Act, or FDC Act and regulations promulgated thereunder. Advertising and other forms of promotion and methods of marketing of the products are subject to regulation by the Federal Trade Commission, or FTC, under the Federal Trade Commission Act, or FTC.

         As a device manufacturer, we are required to register with the FDA and once registered we are subject to inspection for compliance with the FDA's Quality Systems regulations. These regulations require us to manufacture our products and maintain our documents in a prescribed manner with respect to manufacturing, testing, and control activities. Further, we are required to comply with various FDA requirements for reporting. The FDC Act and medical device reporting regulations require us to provide information to the FDA on deaths or serious injuries alleged to have been caused or contributed to by the use of our products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to occur. The FDA also prohibits an approved device from being marketed for unapproved uses. All of our therapeutic and aesthetic treatment devices as currently designed are cleared for marketing under section 510(k) of the Medical Device Amendment to the FDC Act or are considered 510(k) exempt. If a device is subject to section 510(k), the FDA must receive premarket notification from the manufacturer of its intent to market the device. The FDA must find that the device is substantially equivalent to a legally marketed predicate device before the agency will clear the new device for marketing. We intend to continuously improve our products after they have been introduced to the market. Certain modifications to the Company's marketed devices may require a premarket notification and clearance under section 510(k) before the changed device may be marketed, if the change or modification could significantly affect safety or effectiveness. As appropriate, we may therefore submit future 510(k) notifications, Pre-Market Approval (PMA) or PMA supplement applications to the FDA. No assurance can be given that clearance or approval of such new applications will be granted by the FDA on a timely basis, or at all. Furthermore, we may be required to submit extensive preclinical and clinical data depending on the nature of the product changes. All of the Company's devices, unless specifically exempted by regulation, are subject to the FDC Act's general controls, which include, among other things, registration and listing, adherence to the Quality System Regulation requirements for manufacturing, Medical Device Reporting and the potential for voluntary and mandatory recalls described above.

         The FDA is currently evaluating the classification of iontophoresis products. Since the passage of the Medical Device Amendment in 1975, these products have been listed as Class III products. However, the FDA has never called for a PMA for these products. Instead, it has allowed iontophoresis products to proceed to market as though they were Class II. Recently, FDA has indicated they intend to make a final decision regarding calling for a PMA for iontophoresis products or reclassifying them to Class II. We submitted to FDA the required information to allow continued marketing of our proprietary iontophoresis products until the final FDA decision is made. In our submission we urged that the products be reclassified to Class II. If the FDA does not change the classification of iontophoresis products and requires a PMA, we will be required to provide a PMA or, in the alternative, cease distributing our proprietary line and distribute competitor products that comply with the FDA requirements.

         During fiscal year 2003, Congress enacted the Medical Device User Fee and Modernization Act (MDUFMA). Among other things, this act imposes for the first time a user fee on medical device manufacturers. Under the provisions of MDUFMA, manufacturers seeking clearance to market a new device must pay a fee to the FDA in order to have their applications reviewed. We submit new products for clearance primarily under section 510(k) of the Medical Device Amendment of the FDC Act.

         Failure to comply with applicable FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Any such action by the FDA could materially adversely affect our ability to successfully market our products. Our Salt Lake City facility is inspected periodically by the FDA for compliance with the FDA's GMP and other requirements, including appropriate reporting regulations and various requirements for labeling and promotion. The FDA Quality Systems Regulations are now based in large part on the ISO 13485 Quality Standard. The GMP regulation requires, among other things, that (i) the manufacturing process be regulated and controlled by the use of written procedures, and (ii) the ability to produce devices that meet the manufacturer's specifications be validated by extensive and detailed testing of every aspect of the process.

         Advertising of our products is subject to regulation by the FTC under the FTC Act. Section 5 of the FTC Act prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. Section 12 of the FTC Act provides that the dissemination or the causing to be disseminated of any false advertisement pertaining to, among other things, drugs, cosmetics, devices or foods, is an unfair or deceptive act or practice. Pursuant to this FTC requirement, we are required to have adequate substantiation for all advertising claims made about its products. The type of substantiation required depends upon the product claims made.

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

         From time to time, legislation is introduced in the Congress of the United States or in state legislatures that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of medical devices and products like those we manufacture. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance, or interpretations will be changed, and what the impact of such changes, if any, may be on the Company's business and the results of its operations. We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, domestically or internationally, would have on our business in the future. They could include, however, requirements for the reformulation of certain products to meet new standards, the recall or discontinuance of certain products, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and additional scientific substantiation. Any or all such requirements could have a material adverse effect on our business, results of operations or financial condition.

         We believe all of our present products are in compliance in all material respects with all applicable performance standards as well as GMP, record keeping and reporting requirements in the production and distribution of the products.

Environment

         Environmental regulations and the cost of compliance with them are not material to our business. Dynatronics does not discharge into the environment any pollutants that are regulated by a governmental agency with the exception of the requirement to provide proper filtering of discharges into the air from the painting processes at our Tennessee location.

Seasonality

         We believe that the effect of seasonality on the results of our operations is not material.

Backlog

         The Company had a backlog of orders of approximately $500,000 at June 30, 2009 compared to approximately $567,000 at June 30, 2008.

Employees

         On June 30, 2009, we had a total of 148 full-time employees and 5 part-time employees, compared to 165 full-time employees and 18 part-time employees on June 30, 2008.

Item 2.   Properties

         Our corporate headquarters and principal executive offices are located at 7030 Park Centre Drive, Salt Lake City, Utah. The headquarters consist of a single facility housing administrative offices and manufacturing space totaling approximately 36,000 square feet. We own the land and building, subject to mortgages requiring a monthly payment of approximately $19,000. The mortgages mature in 2013 and 2017. We also own a 53,200 sq. ft. manufacturing facility in Ooltewah, Tennessee (near Chattanooga), and accompanying undeveloped acreage for future expansion subject to a mortgage requiring monthly payments of approximately $13,000 and maturing in 2021. In addition, we rent office and warehouse space in Pleasanton, California; Houston, Texas; Detroit, Michigan; Minneapolis, Minnesota; and Girard, Ohio.

         We believe the facilities described above are adequate and able to accommodate our presently expected growth and operating needs. As our business continues to grow, additional facilities or the expansion of existing facilities may be required.

         We own equipment used in the manufacture and assembly of our products. The nature of this equipment is not specialized and replacements may be readily obtained from any of a number of suppliers. In addition, we own computer equipment and engineering and design equipment used in research and development programs.

Item 3.   Legal Proceedings

         There are no pending legal proceedings of a material nature to which we are a party or of which any of our property is the subject.

Item 4.   Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report. Our annual meeting of shareholders will be held in November 2009 in Salt Lake City, Utah.

                                     PART II


Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

         As of September 23, 2009, we had approximately 13.7 million shares of common stock issued and outstanding. Our common stock is listed on the Nasdaq Capital Market (symbol: DYNT). The following table shows the range of high and low sale prices for the common stock as quoted on the NASDAQ system for the quarterly periods indicated.

                                            Fiscal Year Ended June 30,
                                             2009               2008
                                             ----               ----
                                        High       Low     High      Low
1st Quarter (July-September)            $1.03     $0.17    $2.00     $0.95
2nd Quarter (October-December)          $0.64     $0.26    $1.55     $1.01
3rd Quarter (January-March)             $0.48     $0.20    $1.20     $0.97
4th Quarter (April-June)                $0.75     $0.27    $1.07     $0.60

Shareholders

         As of September 23, 2009, the approximate number of shareholders of record was 439. This number does not include beneficial owners of shares held in "nominee" or "street" name. Including beneficial owners, we estimate that the total number of shareholders exceeds 2,000.

Dividends

         We have never paid cash dividends on our common stock. Our anticipated capital requirements are such that we intend to follow a policy of retaining earnings in order to finance the development of the business.

NASDAQ Deficiency Notice

         On June 25, 2008, we received a deficiency letter from the NASDAQ Stock Market, indicating that we had failed to comply with the minimum bid requirement for continued inclusion under Marketplace Rule 4310(c)(4). Under the deficiency notice, our common stock is subject to potential delisting because, for a period of 30 consecutive business days, the bid price of the common stock has closed below the minimum $1.00 per share requirement for continued inclusion. The deadline for compliance with the rule was subsequently extended by Nasdaq to October 9, 2009. If prior to that date the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq staff may provide written notification that we have achieved compliance with the rule.

         We are using our best efforts to regain compliance with the minimum bid price rule. However, there can be no assurance that compliance will be achieved given recent historical performance of the common stock and the overall current condition of financial and stock markets in the United States. If compliance is not achieved and our stock is delisted, we expect that the common stock will begin trading on the OTC bulletin board where there is no minimum bid requirement.

       Securities Authorized for Issuance Under Equity Compensation Plans

         The following table shows information related to our equity compensation plans as of June 30, 2009:


                                        Number of                          Number of securities
                                     securities to be                       remaining available
                                       issued upon                          for future issuance
                                       exercise of      Weighted-average       under equity
                                       outstanding       exercise price     compensation plans
                                         options,        of outstanding         (excluding
                                       warrants and     options, warrants  securities reflected
                                          rights           and rights         in column (a))
          Plan Category                    (a)                 (b)                  (c)
----------------------------------- ------------------- ------------------ ----------------------
Equity compensation plans
approved by security holders             960,104              $1.39              1,012,828

Equity compensation plans not
approved by security holders              20,000              $4.00                 -0-
                                    -------------------                    ----------------------
              Total                      980,104                                 1,012,828
                                    ===================                    ======================

Description of Compensation Plans Not Approved by Security Holders

         On August 16, 2000, the Company granted 80,000 options to the licensor of certain technology under a license agreement. At June 30, 2009, 20,000 of these options remained outstanding. However, these remaining options expired by their terms on September 1, 2009.

Recent Sales of Unregistered Securities

         We did not sell any securities without registration under the Securities Act of 1933 during the period covered by this report.

Purchases of Equity Securities

         On September 3, 2003, our board of directors adopted and announced a stock repurchase program for the expenditure of up to $500,000 to purchase our common stock on the open market pursuant to regulatory restrictions governing such repurchases. In December 2008, the board authorized an additional $250,000 for repurchases under the program. During fiscal year 2008, we purchased 258,569 shares for $280,440 under the program. In fiscal year 2009, we purchased 13,600 shares for $10,138 before discontinuing the program in order to reallocate cash resources. We made no purchases of equity securities under the repurchase program during the last quarter of fiscal year 2009.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Our principal business is the design, manufacture, marketing, distribution and sales of physical medicine products and aesthetic products. We manufacture and distribute a broad line of medical equipment including therapy devices, medical supplies and soft goods, treatment tables and rehabilitation equipment. Our line of aesthetic equipment includes aesthetic massage and microdermabrasion devices, as well as skin care products. Our products are sold to and used primarily by physical therapists, chiropractors, sports medicine practitioners, podiatrists, plastic surgeons, dermatologists, aestheticians and other aesthetic services providers. We operate on a fiscal year ending June 30. For example, reference to fiscal year 2009 refers to the year ended June 30, 2009.

Recent Developments

         In fiscal year 2009, we introduced a new 2009-2010 product catalog to our customers. With thousands of new products added to the new catalog as a result of our acquisition of distributors in 2007, we have experienced a significant increase in medical supply sales which we attribute to the catalog. The acquisition of six of our top distributors allowed us to greatly expand our product offering. The new catalog contains over 400 pages of products - more than double our previous catalog offerings.

         We introduced the new V-Force vibration therapy device to the market in the fourth fiscal quarter of fiscal year 2009. This new unit employs powerful, whole-body vibration technology, which provides neuromuscular training to increase strength, improve balance and enhance flexibility. Whole-body vibration therapy has been the subject of extensive research for many years with numerous clinical studies demonstrating its effectiveness in the areas of balance/fall prevention, circulation, knee rehabilitation, low back pain, range of motion and a host of other neuromuscular conditions.

         We also expanded our direct sales team from 36 sales representatives in fiscal year 2008 to 50 sales representatives by September 2009. Our expanded sales force now consists of 27 direct sales employees and 23 independent sales representatives, helping extend our reach and grow market share. We expect to continue to recruit experienced sales representatives and dealers as our industry experiences an ongoing period of consolidation. In addition, we intend to recruit additional independent distributors and seasoned direct sales representatives in geographical areas where distribution has been lost or diminished due to the consolidation activities in our industry.

         During fiscal year 2009, we undertook an aggressive internal campaign to improve operating efficiencies. With the help of Vici Capital Partners, we identified a number of opportunities to improve cash flows and operational efficiencies, as well as to strengthen margins and reduce manufacturing and other costs. These changes were specifically targeted at lowering transaction costs, obtaining better pricing and terms from vendors and service providers, streamlining customer service and production processes, and improving our sales support functions. Implementation of all ideas generated through this campaign is projected to yield net economic benefits of approximately $2,000,000 annually by the end of fiscal year 2010.

How We Assess the Performance of Our Business

         We consider a variety of performance and financial measures in assessing the performance of our business. The key measures for determining how our business is performing are net sales, gross profit margin and selling, general and administrative expense.

Net Sales

         Net sales constitute gross sales net of any returns and sales discounts.

Gross Profit

         Gross profit is equal to our net sales minus our cost of goods sold. Gross margin measures gross profit as a percentage of our net sales. Cost of goods sold for manufactured products includes direct material and labor costs as well as allocated indirect costs of labor and overhead. Cost of goods sold for distributed products includes the direct cost of purchased products, distribution center costs, and all freight costs incurred. The components of our cost of goods sold may not be comparable to those of other manufacturers or distributors of similar products within our industry.

         Our cost of goods sold is substantially higher in higher volume quarters because cost of goods sold generally increases as net sales increase. Changes in the mix of our products, such as changes in the proportion of manufactured products, may also impact our overall cost of goods sold. We review our inventory levels on an ongoing basis in order to identify slow-moving products in inventory. We may offer incentives or mark-downs on these products. The timing and level of markdowns are not seasonal in nature but are driven by customer acceptance and sales. If we misjudge the market for our products, we may be faced with excess inventories for some products and be required to mark down those products in order to sell them, however, historically markdowns have not been a material factor in our business.

Selling, General and Administrative Expense

         Selling, general and administrative expense includes administration, share-based compensation and occupancy costs. These expenses do not generally vary proportionally with net sales. As a result, selling, general and administrative expense as a percentage of net sales is usually higher in lower volume quarters and lower in higher volume quarters.

         Share-based compensation expense related to stock options was $30,524 and $14,292 for fiscal years 2009 and 2008, respectively. We granted options to purchase an aggregate of shares 79,455 and 648,370 shares of common stock in fiscal years 2009 and 2008, respectively. These and any future stock option grants will increase our share-based compensation expense in fiscal year 2010 and in future fiscal years compared to fiscal year 2009. See "Critical Accounting Policies".

Results of Operations

Fiscal Year 2009 Compared to Fiscal Year 2008

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Net Sales

         Net sales decreased less than 1%, or $185,616 to $32,406,892 in fiscal year 2009, from $32,592,507 in fiscal year 2008. Sales were essentially even in fiscal year 2009 when compared with the prior year, notwithstanding significant turmoil in the credit and financial markets and the general economic environment in the United States. Sales of medical supplies and soft goods increased as a percentage of overall sales to 55.8% in fiscal year 2009, from 51.3% of sales in 2008. We believe that the introduction of our new product catalog in the first quarter of fiscal year 2009 contributed to the increase in medical supply sales. The new product catalog contains over 400 pages of products and is twice the size of our previous catalog. Sales of capital equipment for both rehabilitation and aesthetics markets experienced a reduction in fiscal year 2009 compared to fiscal year 2008. This decrease was due primarily to the general downturn in the economy. The decrease in capital equipment sales was mostly offset by higher sales of catalog products, medical supplies and treatment tables in fiscal year 2009.

         Sales of manufactured physical medicine products represented approximately 44% and 49% of our physical medicine product sales in fiscal years 2009 and 2008, respectively. Distribution of products manufactured by other suppliers accounted for the balance of our physical medicine product sales in those years. This is a significant change from the product mix prior to the acquisitions in 2007. For example, in fiscal year 2007, sales of manufactured physical medicine products represented approximately 76% of all of our physical medicine product sales. The introduction of our new product catalog produced increased demand for medical supplies, soft goods and distributed products in fiscal year 2009, promoting this shift in product mix toward sales of the distributed products.

         Sales of manufactured aesthetic products in fiscal years 2009 and 2008 represented approximately 83% and 87% of our aesthetic product sales, respectively, with distributed products making up the balance.

         The majority of our sales revenues come from the sales of physical medicine products, both manufactured and distributed. In fiscal year 2009, sales of physical medicine products accounted for 91% of total sales, up from 89% in fiscal year 2008. Chargeable repairs, billable freight revenue and other miscellaneous revenue accounted for approximately 7% of total revenues in 2009 and 2008.

Gross Profit

         Gross profit increased approximately $268,500 to $12,410,455, or 38.3% of net sales in fiscal year 2009, from $12,141,937 or 37.3% of net sales in fiscal year 2008. The 100 basis points increase in gross margin as a percentage of sales in fiscal year 2009 over the prior year is attributable primarily to price increases implemented during the second fiscal quarter ended December 31, 2008. In addition, we implemented a number of refinements to our business operations in fiscal year 2009 which lowered our costs through better pricing and terms obtained from vendors. These refinements contributed to the improvement in gross profit in fiscal year 2009. Gross margin in fiscal year 2008 was adversely affected by the sale of inventory of manufactured products in inventory of the acquired dealers at the time of the acquisitions. These products had been purchased from us and as a result of our acquisitions of the dealers, we acquired products with a cost basis at the higher acquired dealer cost. This had the effect of increasing our cost of goods sold for those products by approximately $400,000 in fiscal year 2008 when compared to the margin for those products had we been able to sell them at our stated cost basis instead of the acquired cost basis.

Selling, General and Administrative Expenses

         Selling, general and administrative ("SG&A") expenses decreased $2,763,478, or 20.5%, to $10,709,712, or 33.0% of net sales in fiscal year 2009, from $13,473,190, or 41.3% of net sales in fiscal year 2008. The decrease in SG&A expenses in fiscal year 2009 is primarily the result of our internal aggressive cost reduction campaign to improve efficiencies. We targeted lowering transaction costs, obtaining better pricing and terms from service providers, streamlining customer service and production processes, and improving our sales support functions. The impact of these changes on SG&A expenses for the year ended June 30, 2009 included:

         o    $495,000 in lower selling expenses

         o    $1,474,000 in lower labor and operating costs

         o    $794,000 in lower general and administrative expenses

         Approximately $472,000, or 17.1%, of the reduction in labor and operating costs in fiscal year 2009 resulted from the recording of a reversal of an accrued liability resulting from the cancellation of retirement benefits previously provided by contract to two executive officers, Kelvyn Cullimore, Jr. and Larry Beardall. The benefits were cancelled when the employment agreements in which they were granted were terminated in March 2009. Both executives subsequently entered into new agreements with the Company in June 2009. The new agreements do not include retirement benefits such as those that had been a part of the terminated agreements.

Research and Development

         Research and Development ("R&D") expense decreased $361,405, or 26.7%, to $993,338 in fiscal year 2009, from $1,354,743 in 2008. R&D expense also decreased as a percentage of net sales in fiscal year 2009, to 3.1% from 4.2% of net sales in fiscal year 2008. R&D costs are expensed as incurred. During fiscal 2009, we introduced the V-Force vibration therapy device and began an important redesign of our main line of therapy products which is scheduled for completion next summer. We expect to continue our commitment to developing innovative products for the physical medicine market in fiscal year 2010 and in future periods in order to position us for growth. We anticipate that R&D expense as a percentage of net sales and in absolute terms will increase in 2010 to levels similar to fiscal year 2008.

Pre-tax Income (Loss)

         Pre-tax income improved significantly in fiscal year 2009, to $185,260 compared to a pre-tax loss of $9,915,555 in fiscal year 2008. The improvement in pre-tax income for fiscal year 2009 was a result in part of the reduction in SG&A expenses of approximately $2,764,000. A significant portion, approximately 66.9%, of the net loss in fiscal year 2008 was due to $6,636,466 of goodwill impairment. Higher gross profit, lower R&D expenses, and the elimination of acquisition-related expenses of approximately $2,000,000 also contributed to the improved operating results in fiscal year 2009. Additionally, expenses related to increases in the allowance for doubtful accounts receivable and the reserve for obsolete inventory decreased $648,000 in fiscal year 2009 as compared to 2008.

Income Tax Expense (Benefit)

         Income tax expense was $81,936 in fiscal year 2009, compared to income tax benefit of $1,471,784 in fiscal year 2008. The effective tax rate for fiscal year 2009 was 44.2% compared to 14.8% in 2008. The lower tax accrual rate in 2008 is a result of the non-deductibility of a significant portion of the write-off of goodwill and certain other items.

Interest Expense, Net

         Interest expense, net decreased by $67,300 to $553,173 in fiscal year 2009 due to decreased borrowings and lower carrying balances on our bank line of credit.

Net Income (Loss)

         Net income increased to $103,324 ($.01 per share) in fiscal year 2009, compared to a net loss of $8,443,771 ($.62 per share) in fiscal year 2008. Major factors contributing to the improvement in fiscal year 2009 were the reduction in SG&A expenses of approximately $2,764,000, higher gross profit generated for the year, lower R&D expenses and the elimination of $6,636,466 of goodwill impairment incurred in fiscal year 2008.

Depreciation and Amortization Expense

         Depreciation and amortization expense decreased as a percentage of net sales to 1.12% in fiscal year 2009 from 1.15% in fiscal year 2008, or $11,378.

Liquidity and Capital Resources

         We have financed operations through available cash reserves and borrowings under a line of credit with a bank. Working capital was $4,217,187 as of June 30, 2009, inclusive of the current portion of long-term obligations and credit facilities, compared to working capital of $4,320,883 as of June 30, 2008.

Accounts Receivable

         Trade accounts receivable, net of allowance for doubtful accounts, decreased $411,508, or 7.9% to $4,739,727 as of June 30, 2009, compared to $5,151,235 as of June 30, 2008. Trade accounts receivable represent amounts due from our dealer network as well as from medical practitioners and clinics. We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers. Accounts receivable are generally collected within 30 days of the agreed terms.

         As a result of increased distribution activity following the acquisitions completed in fiscal year 2008, the character of the accounts receivable and collection patterns have changed from prior years. We will continue to carefully monitor our collection practices to ensure the allowance estimates are adequate. Allowances for the retail accounts assumed in the acquisitions include consideration of the historical experience of the acquired companies.

Inventories

         Inventories, net of reserves, decreased $83,817 or 1.3%, to $6,199,251 as of June 30, 2009, compared to $6,283,068 as of June 30, 2008. As expected, inventories began to reduce following consolidation of eight distribution points to three central distribution facilities since the completion of the acquisitions in 2007. In addition, the amount of inventory we carry fluctuates each period based on the timing of large inventory purchases from overseas suppliers.

Accounts Payable

         Accounts payable increased $371,681 or 26.1% to $1,795,520 as of June 30, 2009, from $1,423,839 as of June 30, 2008. The increase in accounts payable is a result of the timing of our weekly payments to suppliers and the timing of purchases of product components. Accounts payable are generally not aged beyond the terms of our suppliers. We take advantage of available early payment discounts when offered by our vendors.

Accrued Expenses

         Accrued expenses decreased $53,818 or 10.8%, to $446,327 as of June 30, 2009, compared to $500,145 as of June 30, 2008. Accrued expenses consist of accrued real property taxes and personal property taxes, sales taxes liability, accrued royalties, commissions, professional fees, directors fees, product liability deductions, interest expense and miscellaneous other expenses.

Accrued Payroll and Benefit Expenses

         Accrued payroll and benefit expenses increased $14,705 or 3.6%, to $426,623 as of June 30, 2009, compared to $411,918 as of June 30, 2008. The increase in accrued payroll and benefit expenses is related to the number of days within a pay period that require accrual as of the end of our fiscal year.

Cash and Cash Equivalents

         Our cash position as of June 30, 2008 was $141,714, a decrease of 50.9% or $146,767 from cash of $288,481 as of June 30, 2008. We believe that improved cash flows from operating activities will be generated through higher sales, improved management of accounts receivable, reduction of current inventory levels and reduction of operating expenses. We expect that cash flows from operating activities, together with amounts available through an existing line of credit facility, will be sufficient to cover operating needs in the ordinary course of business for the next twelve months. If we experience an adverse operating environment, including a further worsening of the general economy in the United States, or unusual capital expenditure requirements, additional financing may be required. However, no assurance can be given that additional financing, if required, would be available on terms favorable to the Company, or at all.

Line of Credit

         During fiscal year 2009, we paid down the outstanding balance on our line of credit with a bank by $1,215,669, leaving a remaining balance outstanding of $4,602,651 as of June 30, 2009, compared to $5,818,320 as of June 30, 2008. The decrease in the line of credit was primarily the result of improved collections of accounts receivable, an increase in accounts payable, profits generated during fiscal year 2009 and cash flows from operating activities.

         Interest on the line of credit is based on the 90-day LIBOR rate (1.1% as of June 30, 2009) plus 4%, which as of June 30, 2009 equaled 5.1% per annum. The line of credit is collateralized by accounts receivable and inventories, as well as a security interest in our headquarters facility in Salt Lake City, Utah. Borrowing limitations are based on approximately 45% of eligible inventory and up to 80% of eligible accounts receivable, up to a maximum credit facility of $8,000,000. Interest payments on the line are due monthly. As of June 30, 2009, the borrowing base was approximately $6,300,000, resulting in approximately $1,700,000 available on the line. The line of credit is renewable on October 31, 2009 and includes covenants requiring us to maintain certain financial ratios. As of June 30, 2009, we were in compliance with these loan covenants.

         The current ratio was 1.5 to 1 as of June 30, 2009 compared to 1.5 to 1 as of June 30, 2008. Current assets represented 70% of total assets as of June 30, 2009 and 2008.

Debt

         Long-term debt excluding current installments totaled $2,881,659 as of June 30, 2009, compared to $3,046,000 as of June 30, 2008. Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee. The principal balance on the mortgage loans is approximately $2,970,000 with monthly principal and interest payments of $32,039. For a more complete explanation of the long-term debt, see Note 6 in the financial statements.

Inflation and Seasonality

         Our revenues and net income from continuing operations have not been unusually affected by inflation or price increases for raw materials and parts from vendors.

         Our business operations are not materially affected by seasonality factors.

Recent Accounting Pronouncements

         In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS No. 165"). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009. We adopted SFAS No. 165 in the fourth quarter of fiscal 2009. See note 1(t) to the consolidated financial statements.

         In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact that the adoption of FSP FAS 142-3 will have on our consolidated results of operation, cash flows or financial condition.

         In December 2007, SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51, was issued which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as non-controlling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value, with any gain or loss recognized in net income. SFAS No. 160 is effective for the Company beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We believe the adoption of SFAS No. 160 will not have a material impact on our financial statements.

         In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, this statement simplifies and codifies fair value related guidance previously issued within United States of America generally accepted accounting principles. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 for financial assets and November 15, 2008 for non-financial assets, and interim periods within those fiscal years. We adopted SFAS No. 157 on July 1, 2008 for our financial assets and liabilities and on July 1, 2009 for non-financial assets with no material impact on our consolidated financial statements.

Critical Accounting Policies

         Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires estimates and judgments that affect the reported amounts of our assets, liabilities, net sales and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable given the circumstances and evaluates these estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

         We believe that the following critical accounting policies involve a higher degree of judgment and complexity. See Note 1 to our consolidated financial statements for the fiscal year ended June 30, 2009 for a complete discussion of our significant accounting policies. The following reflect the significant estimates and judgments used in the preparation of our consolidated financial statements.

Inventory Reserves

         The nature of our business requires that we maintain sufficient inventory on hand at all times to meet the requirements of our customers. We record finished goods inventory at the lower of standard cost, which approximates actual costs (first-in, first-out) or market. Raw materials are recorded at the lower of cost (first-in, first-out) or market. Inventory valuation reserves are maintained for the estimated impairment of the inventory. Impairment may be a result of slow-moving or excess inventory, product obsolescence or changes in the valuation of the inventory. In determining the adequacy of reserves, we analyze the following, among other things:

         o    Current inventory quantities on hand;

         o    Product acceptance in the marketplace;

         o    Customer demand;

         o    Historical sales;

         o    Forecast sales;

         o    Product obsolescence;

         o    Technological innovations; and

         o Character of the inventory as a distributed item, finished manufactured item or raw material.

         Any modifications to estimates of inventory valuation reserves are reflected in the cost of goods sold within the statements of operations during the period in which such modifications are determined necessary by management. As of June 30, 2009 and 2008, our inventory valuation reserve balance, which established a new cost basis, was $338,788 and $337,718, respectively, and our inventory balance was $6,199,251 and $6,283,068, net of reserves, respectively.

Revenue Recognition

         Historically, the majority of our product sales were to customers who were independent distributors. In fiscal year 2008, as a result of acquiring six of our top distributors, a significant portion of our sales were generated through our new direct sales force. Our sales force and distributors sell our products to end users, including physical therapists, professional trainers, athletic trainers, chiropractors, medical doctors and aestheticians. With the acquisition of the key distributors, we effectively reduced our dependence on sales by independent distributors. Sales revenues are recorded when products are shipped FOB shipping point under an agreement with a customer, risk of loss and title have passed to the customer, and collection of any resulting receivable is reasonably assured. Amounts billed for shipping and handling of products are recorded as sales revenue. Costs for shipping and handling of products to customers are recorded as cost of sales.

Allowance for Doubtful Accounts

         We must make estimates of the collectability of accounts receivable. In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $4,739,727 and $5,151,235, net of allowance for doubtful accounts of $398,610 and $411,057, as of June 30, 2009 and 2008, respectively.

Deferred Income Tax Assets

         In August 2009 and August 2008, our management performed an in-depth analysis of the deferred income tax assets and their recoverability based on the criteria of SFAS No. 109. Based on several factors, including our strong earnings history of pre-tax profit averaging over $500,000 per year in 16 of the last 19 fiscal years and the fact that the principal causes of the loss in fiscal 2008 (goodwill impairment and expenses resulting from six acquisitions) are considered to be unusual and are not expected to recur in the near future, we believe that it is more likely than not that all of the net deferred income tax assets will be realized.

Business Plan and Outlook

         During fiscal year 2009, we achieved significant improvement in our operating results compared to the prior fiscal year. In fiscal year 2010, we will continue to pursue a focused strategy to improve sales and overall operations that includes the following elements:

         o strengthening distribution channels by adding direct sales representatives and dealers in key locations

         o developing sales with large national accounts and group purchasing organizations

         o refining operations by continuing to reduce overhead costs and automating processes

         o enhancing product profit margins through improved manufacturing processes and negotiating better pricing of components with vendors

         o developing and introducing new, state-of-the-art products for future growth

         Our goal in implementing this strategy is to improve short-term profitability without jeopardizing long-term growth.

         The landscape of our primary market, the physical medicine marketplace, continues to change. Past years saw consolidation among manufacturers and distributors including our own acquisitions completed in fiscal years 2007 and 2008. More recently, two additional significant changes have taken place. DJO announced the closure of its Chattanooga Group operations and the redistribution of those manufacturing, R&D and support functions to other DJO facilities, in and out of the United States. The effect is that the full operations of the former Chattanooga Group have been reduced to a product brand sold by DJO through non-proprietary distribution channels. In addition, DJO agreed to sell the catalog division of its Empi subsidiary to Patterson Medical (Sammons Preston). This decision essentially eliminates Empi as a significant catalog competitor and further reduces competition in the market. These consolidations combined with prior year consolidations and continuing declines in the number of independent distributors has significantly narrowed distribution channels in our market. At the present time, there remain only two companies with a direct sales force selling proprietary and distributed products. Those companies are Dynatronics and Patterson Medical through its Sammons Preston subsidiary. All other distributors are catalog companies with no direct sales force, or manufacturers continuing to rely on a declining network of independent dealers. In the past year we have reinforced our direct sales team to include 27 direct sales employees and 23 independent sales representatives. We believe we have the best trained and most knowledgeable sales force in the industry. The recent changes within our market provide a unique opportunity for us to grow market share in the coming years through recruitment of the best sales representatives and dealers.

         The September 2008 introduction of our first consolidated catalog and pricing schedule provided a powerful sales tool that is helping our sales efforts with direct sales representatives and independent distributors who use either a private labeled version or the proprietary version of the catalog. We are focusing specific efforts on recruiting additional independent distributors and seasoned direct sales representatives in geographical areas where distribution has been lost or diminished due to consolidation within our industry.

         With the broad line of products we now offer and a strong sales force that we expect will only grow stronger in the coming year, we believe that we are uniquely positioned to develop relationships with Group Purchasing Organizations (GPO's) and large chains of hospitals and clinics that purchase only on contract. This is a segment of business which was previously closed to us because we were not an approved vendor with the various GPO's and national or regional chains of care facilities. With the broader offering of products now available through our catalog, we are better able to compete for this high volume business.

         To further our efforts to recruit the best direct sales representatives and dealers as well as to better appeal to the large GPO's and national customers, we will continue to improve efficiencies of our operations and the sales support for the industry. Chief among those changes will be the introduction of our first true e-commerce solution. This launch is scheduled to occur in the second quarter of fiscal year 2010. With the introduction of this e-commerce solution, customers will be able to more easily place orders and obtain information about their accounts. Sales representatives will be more effective with an abundance of information available to them electronically. Not only is our e-commerce solution expected to improve sales, but it will significantly reduce our transactional costs thus enabling us to accommodate higher sales without significantly increasing overhead.

         We will also continue to focus on new product innovation. The introduction of V-Force in fiscal year 2009 once again testifies of our commitment to innovation as we are the first to introduce this technology to the rehabilitation markets we serve. It is expected that V-Force will be an important contributor to sales and profits in fiscal year 2010. Several new products are currently under development and are scheduled for introduction in the summer of 2010. The commitment to innovation of high quality products has been a hallmark of Dynatronics and will continue to be throughout the coming year.

         In April 2008, we introduced the new Synergie Elite aesthetic product line, representing the first redesign of our popular aesthetic devices since their original introduction almost 10 years ago. We believe that this new line of products remains the best value on the market. While the current economic conditions have dampened demand for large capital equipment purchases like the Synergie Elite products, we plan to seek strategic partnerships, both domestic and international, to help maintain the sales momentum from the introduction of this revised product line. As the economy begins to improve over the coming year, we expect to see increased sales of these higher margin products. In the meantime, expenses related to this division are being kept to a minimum.

         We have long believed that international markets present an untapped potential for growth and expansion. Adding new distributors in several countries will be the key to this expansion effort. Our past efforts to improve international marketing have yielded only marginal improvements. We remain committed, however, to finding the most cost effective ways to expand our markets internationally. Over the coming year our efforts will be focused on partnering with key manufacturers and distributors interested in our product line or technology. Our Salt Lake City facilities, where all electrotherapy, ultrasound, traction, light therapy and Synergie products are manufactured, are certified to ISO 13485, an internationally recognized standard of excellence in medical device manufacturing. This designation is an important requirement in obtaining the CE Mark certification, which allows us to market our products in the European Union and other foreign countries.

         Refining our business model for supporting sales representatives and distributors also will be a focal point of operations. We will continue to evaluate the most efficient ways to maintain our satellite sales offices and warehouses. In addition, more emphasis is being placed on pricing management to protect margins for both manufactured and distributed products. The ongoing refinement of this model is expected to yield further efficiencies that will better achieve sales goals while at the same time reduce expenses. Through our agreement with Vici Capital Partners over this past year, we have identified over $2,000,000 of efficiency improvements that either have already been implemented or that we plan to implement during fiscal year 2010 to drive greater profitability. This is particularly important given the slow market for capital products associated with the weak national economy.

         While sales in fiscal year 2009 were even with fiscal year 2008, the trends have favored non-capital equipment and supplies while the demand for capital equipment has been soft. Yet, the sale of our manufactured capital equipment remains the largest contributor to margin generation. Therefore, we have placed renewed emphasis on improving manufacturing operations including considering more offshore manufacturing of components as well as streamlining manufacturing operations in Utah and Tennessee. Past experience has shown that when recessionary pressures start to subside, the pent up demand for capital equipment will be significant. Expectations of the recessionary grip loosening during calendar 2010 lead us to a belief that capital equipment sales will start to rebound toward the end of fiscal year 2010. All our efforts to trim back during these difficult times should make us a leaner operation when demand ramps up once again.

         Based on our defined strategic initiatives, we are focusing our resources in the following areas:

         o Reinforcing distribution through a strategy of recruiting direct sales representatives and working closely with the most successful distributors of capital equipment.

         o Improving sales by focusing sales strategies on pursuing business opportunities with Group Purchasing Organizations and large national and regional accounts.

         o Introducing and refining our first e-commerce solution in order to facilitate business opportunities and reduce transactional costs.

         o Significantly improving operational efficiencies through implementation of ideas generated by the operational analysis done with the assistance of Vici Capital. These ideas include lowering manufacturing and transactional costs, automating processes, redefining policies and procedures and working to make every customer a profitable customer.

         o    Strengthening pricing management and procurement methodologies.

         o Minimizing expense associated with the Synergie product line until the economy improves and demand for capital equipment re-emerges. In the meantime seek additional independent distributors and strategic partnerships.

         o Focusing international sales efforts on identifying key distributors and strategic partners who could represent the product line, particularly in Europe.

         o Continuing development of new, state-of-the-art products, both high-tech and commodity, in fiscal year 2010, for both the rehabilitation and aesthetic markets.

         o Exploring strategic business alliances that will leverage and complement the Company's competitive strengths, increase market reach and supplement capital resources.


Item 8. Financial Statements and Supplementary Data


       Report of Independent Registered Public Accounting Firm............. F-1


       Consolidated Balance Sheets as of  June 30, 2009 and 2008........... F-2


       Consolidated Statements of Operations for the years ended
       June 30, 2009 and 2008.............................................. F-3


       Consolidated Statements of Stockholders' Equity for the
       years ended June 30, 2009 and 2008.................................. F-4


       Consolidated Statements of Cash Flows for the years ended
       June 30, 2009 and 2008.............................................. F-5


       Notes to Consolidated Financial Statements.......................... F-6

                                                REPORT OF INDEPENDENT REGISTERED
                                                          PUBLIC ACCOUNTING FIRM





To the Board of Directors of
Dynatronics Corporation

We have audited the consolidated balance sheets of Dynatronics Corporation and subsidiary (collectively, the Company) as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ Tanner LC


Salt Lake City, Utah
September 25, 2009

                             DYNATRONICS CORPORATION
                           Consolidated Balance Sheets
                          As of June 30, 2009 and 2008


                       Assets                           2009            2008
                                                    ------------   -------------

Current assets:
  Cash and cash equivalents                         $    141,714        288,481
  Trade accounts receivable, less allowance
   for doubtful accounts of $398,610 as
   of June 30, 2009 and $411,057 as of
   June 30, 2008                                       4,739,727      5,151,235
  Other receivables                                       99,110         63,487
  Inventories, net                                     6,199,251      6,283,068
  Prepaid expenses                                       333,273        619,471
  Prepaid income taxes                                    23,210         98,644
  Deferred income tax asset - current                    466,783        477,300
                                                    ------------   -------------

      Total current assets                            12,003,068     12,981,686

Property and equipment, net                            3,349,239      3,527,153
Intangible asset, net                                    541,870        631,181
Other assets                                             359,171        359,748
Deferred income tax asset - noncurrent                   833,941        928,051
                                                    ------------   -------------

      Total assets                                  $ 17,087,289     18,427,819
                                                    ============   =============

      Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt            $    323,713        297,413
  Line of credit                                       4,602,651      5,818,320
  Warranty reserve                                       191,047        209,168
  Accounts payable                                     1,795,520      1,423,839
  Accrued expenses                                       446,327        500,145
  Accrued payroll and benefit expenses                   426,623        411,918
                                                    -----------    -------------

      Total current liabilities                        7,785,881      8,660,803

Long-term debt, net of current installments            2,881,659      3,046,000
Deferred compensation                                          -        455,377
                                                    ------------   -------------

      Total liabilities                               10,667,540     12,162,180
                                                    ------------   -------------

Commitments and contingencies

Stockholders' equity:
   Common stock, no par value.  Authorized
     50,000,000 shares; issued 13,675,387
     shares as of June 30, 2009 and
     13,670,807 shares as of June 30, 2008             7,916,699      7,865,913
   Accumulated deficit                                (1,496,950)    (1,600,274)
                                                    ------------   -------------

      Total stockholders' equity                       6,419,749      6,265,639
                                                    ------------   -------------
      Total liabilities and stockholders' equity    $ 17,087,289     18,427,819
                                                    ============   =============


See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION
                      Consolidated Statements of Operations
                   For the Years Ended June 30, 2009 and 2008



                                                        2009            2008
                                                    ------------   -------------

Net sales                                           $ 32,406,891     32,592,507
Cost of sales                                         19,996,436     20,450,570
                                                    ------------   -------------
      Gross profit                                    12,410,455     12,141,937

Selling, general, and administrative expenses         10,709,712     13,473,190
Research and development expenses                        993,338      1,354,743
Goodwill impairment                                            -      6,636,466
                                                    ------------   -------------
      Operating income (loss)                            707,405     (9,322,462)
                                                    ------------   -------------

Other income (expense):
   Interest income                                         7,423          9,610
   Interest expense                                     (553,173)      (620,473)
   Other income, net                                      23,605         17,770
                                                    ------------   -------------
      Total other income (expense)                      (522,145)      (593,093)
                                                    ------------   -------------

      Income (loss) before income taxes                  185,260     (9,915,555)

Income tax (provision) benefit                           (81,936)     1,471,784
                                                    ------------   -------------

      Net  income (loss)                            $    103,324     (8,443,771)
                                                    ============   =============

      Basic net income (loss) per common share      $       0.01          (0.62)

      Diluted net income (loss) per common share    $       0.01          (0.62)


Weighted-average basic and diluted common shares outstanding:

      Basic                                           13,665,423     13,609,880
      Diluted                                         13,667,148     13,609,880





See accompanying notes to financial statements.

                                             DYNATRONICS CORPORATION
                                 Consolidated Statements of Stockholders' Equity
                                   For the Years Ended June 30, 2009 and 2008


                                                                                                     Total
                                                       Number         Common       Accumulated    stockholders'
Balances as of June 30, 2007                          10,308,522   $  4,227,147       6,843,497      11,070,644

Issuance of common stock upon exercise
  of employee stock options                              251,499        208,345               -         208,345

Income tax benefit disqualifying disposition
  of employee stock options                                    -          4,195               -           4,195

Redemption of common stock                              (258,569)      (280,440)              -        (280,440)

Common stock issued for compensation                     307,764        294,008               -         294,008

Stock option based compensation                                -         14,292               -          14,292

Issuance of common stock in business
   acquisitions                                        3,061,591      3,398,366               -       3,398,366

Net loss                                                       -              -      (8,443,771)     (8,443,771)
                                                    ------------   -------------   ------------   -------------

Balances as of June 30, 2008                          13,670,807      7,865,913      (1,600,274)      6,265,639

Redemption of common stock                               (13,600)       (10,138)              -         (10,138)

Common stock issued for compensation                      18,180         30,400               -          30,400

Stock option based compensation                                -         30,524               -          30,524

Net income                                                     -              -         103,324         103,324
                                                    ------------   -------------   ------------   -------------

Balances as of June 30, 2009                          13,675,387   $  7,916,699      (1,496,950)      6,419,749
                                                    ============   =============   ============   =============

See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION
                      Consolidated Statements of Cash Flows
                   For the Years Ended June 30, 2009 and 2008

                                                        2009           2008
                                                    ------------   -------------
Cash flows from operating activities:
  Net income (loss)                                 $    103,324     (8,443,771)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization of
        property and equipment                           363,627        375,005
      Amortization of intangible asset                    89,311         92,011
      Gain on disposal of assets                          (2,183)             -
      Stock-based compensation expense                    60,924        308,300
      Goodwill impairment                                      -      6,636,466
      Deferred income tax asset, net                     104,627     (1,473,718)
      Provision for doubtful accounts                     48,000        480,000
      Provision for inventory obsolescence                72,000        288,000
      Provision for warranty reserve                     241,808        270,124
      Provision (gain) for deferred compensation        (455,377)        34,907
      Change in operating assets and liabilities:
        Receivables                                      327,885       (285,958)
        Inventories                                       85,619        (64,445)
        Prepaid expenses and other assets                286,775       (119,852)
        Accounts payable and accrued expenses             72,639     (1,235,410)
        Prepaid income taxes                              97,269         (1,748)
        Income tax payable                               (21,836)             -
                                                    ------------   -------------

           Net cash provided by (used in)
           operating activities                        1,474,412     (3,140,089)
                                                    ------------   -------------

Cash flows from investing activities:
  Capital expenditures                                  (186,130)      (335,899)
  Business acquisitions                                        -     (2,852,664)
  Proceeds from sale of assets                             2,600              -
                                                    ------------   -------------

           Net cash used in investing activities        (183,530)    (3,188,563)
                                                    ------------   -------------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                29,472        104,401
  Principal payments on long-term debt                  (241,314)      (284,598)
  Net change in line of credit                        (1,215,669)     5,568,320
  Proceeds from issuance of common stock                       -        208,345
  Redemption of common stock                             (10,138)      (280,440)
                                                    ------------   -------------

           Net cash provided by (used in)
           financing activities                       (1,437,649)     5,316,028
                                                    ------------   -------------

           Net change in cash and cash equivalents      (146,767)    (1,012,624)

Cash and cash equivalents at beginning of year           288,481      1,301,105
                                                    ------------   -------------

Cash and cash equivalents at end of year            $    141,714        288,481
                                                    ============   =============

Supplemental disclosures of cash flow information:
  Cash paid for interest                            $    562,457        598,239
  Cash paid for income taxes                              36,828         16,461
Supplemental disclosure of non-cash investing and
financing activities:
  Common stock issued for directors fees                   8,000          8,000
  Stock-based compensation - see note 1(o)
   for details
  Business acquisitions disclosure see note 14 for details

See accompanying notes to financial statements.

                             DYNATRONICS CORPORATION

                   Notes to Consolidated Financial Statements

                             June 30, 2009 and 2008



(1)    Basis of Presentation and Summary of Significant Accounting Policies

       (a)    Description of Business

              Dynatronics Corporation (the Company), a Utah corporation, manufactures, markets, distributes and sells a broad line of therapeutic, diagnostic, and rehabilitation equipment, medical supplies and soft goods, treatment tables and aesthetic medical devices to an expanding market of physical therapists, podiatrists, orthopedists, chiropractors, plastic surgeons, dermatologists, and other medical professionals.

       (b)    Principles of Consolidation

              The consolidated financial statements include the accounts and operations of Dynatronics Corporation and its wholly owned subsidiary, Dynatronics Distribution Company, LLC. All significant intercompany account balances and transactions have been eliminated in consolidation.

       (c)    Cash and Cash Equivalents

              Cash equivalents include all highly liquid investments with maturities of three months or less at the date of purchase. Also included within cash equivalents are deposits in-transit from banks for payments related to third-party credit card and debit card transactions.

       (d)    Inventories

              Finished goods inventories are stated at the lower of standard cost, which approximates actual cost (first-in, first-out) or market. Raw materials are stated at the lower of cost (first-in, first-out) or market.

       (e)    Trade Accounts Receivable

              Trade accounts receivable are recorded at the invoiced amount and do not bear interest although a finance charge may be applied to such receivables that are past the due date. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on a combination of statistical analysis, historical collections, customers' current creditworthiness, age of the receivable balance both individually and in the aggregate and general economic conditions that may affect the customer's ability to pay. All account balances are reviewed on an individual basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Recoveries of receivables previously charged off are recognized when payment is received. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

       (g)    Goodwill

              Goodwill represents the excess of the purchase price over the fair value of assets of an acquired business. Goodwill and intangible assets acquired in business combinations and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually and whenever circumstances indicate an impairment may exist per Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangibles.

              As of June 30, 2008, the Company performed the initial phase of its impairment evaluation by comparing the fair market value of its single reporting entity to its carrying value. The primary factor in arriving at a fair market value was the market capitalization of the Company. As the carrying amount exceeded the fair value, the Company performed the second phase of its impairment evaluation to calculate impairment and as a result, recorded a pre-tax goodwill impairment charge of approximately $6,600,000. As a result of the impairment charge, goodwill has no net value recorded in the accompanying financial statements.

        (h)   Long-Lived Assets

              The Company evaluates its long-lived assets, such as property and equipment in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

        (i)   Intangible Assets

              Cost associated with the acquisition of trademarks, trade names, license rights and non-compete agreements are capitalized and amortized using the straight-line method over periods ranging from 3 months to 15 years.

        (j)   Revenue Recognition

              The Company recognizes revenue when products are shipped FOB shipping point under an agreement with a customer, risk of loss and title have passed to the customer, and collection of any resulting receivable is reasonably assured. Amounts billed for shipping and handling of products are recorded as sales revenue. Costs for shipping and handling of products to customers are recorded as cost of sales.

       (k)    Research and Development Costs

              Direct research and development costs are expensed as incurred.


       (l)    Product Warranty Reserve

              Costs estimated to be incurred in connection with the Company's product warranty programs are charged to expense as products are sold based on historical warranty rates.

       (m)    Earnings per Common Share

              Basic earnings (loss) per common share represents the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings
              (loss) per common share is the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

              The reconciliation between the basic and diluted weighted-average number of common shares for the years ended June 30, 2009 and 2008 is summarized as follows:

                                                          2009          2008
                                                      -----------    -----------
              Basic weighted-average number
              of common shares outstanding
              during the year                          13,665,423    13,609,880
              Weighted-average number of
              dilutive common stock
              options outstanding during
              the year                                      1,725             -
                                                      -----------    -----------
              Diluted weighted-average
              number of common and common
              equivalent shares outstanding
              during the year                          13,667,148    13,609,880
                                                      ===========    ===========

              Outstanding options not included in the computation of diluted net income (loss) per share total 1,033,368 and 719,698 as of June 30, 2009 and 2008, respectively, because to do so would have been antidilutive.

       (n)    Income Taxes

              The Company recognizes an asset or liability for the deferred income tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Accruals for uncertain tax positions are provided for in accordance with the requirements of FIN No. 48, Accounting for Uncertainty in Income Taxes - An interpretation of SFAS No. 109. Under FIN No. 48, the Company may recognize the tax benefits from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Fin No. 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact the Company's financial position, results of operations and cash flows.

       (o)    Stock-Based Compensation

              The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provision of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally five years) using the straight-line method.

              The Company recognized $60,924 and $312,495 in stock-based compensation for the years ended June 30, 2009 and 2008, respectively, as selling, general, and administrative expenses in the consolidated statements of operations. The stock-based compensation includes amounts for both restricted stock and stock options under SFAS No. 123(R).

       (p)    Concentration of Risk

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

       (q)    Operating Segments

              The Company operates in one line of business: the development, marketing, and distribution of a broad line of medical products for the physical therapy and aesthetics markets. As such, the Company has only one reportable operating segment as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

              The Company groups its sales into physical medicine products and aesthetic products. Physical medicine products made up 91% and 89% of net sales for the years ended June 30, 2009 and 2008, respectively. Aesthetics products made up 3% and 4% of net sales for the years ended June 30, 2009 and 2008, respectively.
              Chargeable repairs, billable freight and other miscellaneous revenue account for the remaining 6% and 7% of total revenues for the years ended June 30, 2009 and 2008, respectively.

       (r)    Use of Estimates

              Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment; valuation allowances for receivables, income taxes, and inventories; accrued product warranty reserve; and estimated recoverability of intangible assets. Actual results could differ from those estimates.

        (s)   Advertising Costs

              Advertising costs are expensed as incurred. Advertising expense for the years ended June 30, 2009 and 2008 was approximately $288,100 and $286,700, respectively.

       (t)    Subsequent Events

              The Company evaluated events occurring between the end of its most recent fiscal year and September 25, 2009, the date the financials statements were issued.

 (2)   Inventories

       Inventories consist of the following as of June 30:

                                                        2009            2008
                                                    ------------   -------------
             Raw materials                          $  2,523,375      2,984,189
             Finished goods                            4,014,664      3,636,597
             Inventory reserve                          (338,788)      (337,718)
                                                    ------------   -------------
                                                    $  6,199,251      6,283,068
                                                    ============   =============

(3)    Property and Equipment

       Property and equipment consist of the following as of June 30:

                                                        2009            2008
                                                    ------------   -------------
             Land                                   $    354,743        354,743
             Buildings                                 3,691,364      3,682,504
             Machinery and equipment                   1,731,556      1,661,962
             Office equipment                          1,327,379      1,283,821
             Vehicles                                    247,892        188,148
                                                    ------------   -------------
                                                       7,352,934      7,171,178
             Less accumulated depreciation
             and amortization                          4,003,695      3,644,025
                                                    ------------   -------------
                                                    $  3,349,239      3,527,153
                                                    ============   =============

(4)    Product Warranty Reserve

       A reconciliation of the changes in the product warranty reserve consists of the following for the fiscal year ended as of June 30:

                                                        2009            2008
                                                    ------------   -------------
             Beginning product warranty
             reserve balance                        $    209,168        208,000
             Warranty repairs                           (241,808)      (280,746)

             Warranties issued                           251,028        232,077
             Changes in estimated warranty costs         (27,341)        49,837
                                                    ------------   -------------
                  Ending product warranty
                  reserve balance                   $    191,047        209,168
                                                    ============   =============

(5)    Line of Credit

       The Company has a revolving line of credit facility with a commercial bank in the amount of $8,000,000. Borrowing limitations are based on 45% of eligible inventory and up to 80% of eligible accounts receivable. As of June 30, 2009 and 2008, the outstanding balance was approximately $4,600,000 and $5,800,000, respectively. The line of credit is collateralized by inventory and accounts receivable and bears interest at a rate based on the bank's prime rate. The interest rate was 5.1% and 6% as of June 30, 2009 and 2008, respectively. This line is subject to annual renewal and matures on October 31, 2009. Accrued interest is payable monthly.

       The Company's revolving line of credit agreement includes covenants requiring the Company to maintain certain financial ratios. As of June 30, 2009, the Company was in compliance with its loan covenants.

 (6)   Long-Term Debt

       Long-term debt consists of the following as of June 30:

                                                        2009           2008
                                                    ------------   -------------

           9.11% promissory note secured by
           building, maturing December 2017,
           payable in monthly installments
           beginning at $11,388                     $  1,353,048      1,453,372

           6.44% promissory note secured by
           trust deed on real property,
           maturing January 2021, payable
           in monthly installments of $13,278          1,298,338      1,371,479

           6.21% promissory note secured by a
           trust deed on real property,
           maturing November 2013, payable in
           decreasing installments currently
           at $7,373                                     321,257        383,911

           12.17% promissory note secured by
           fixed assets, payable in monthly
           installments of $2,338 through
           May 2014                                       98,633         79,692

           5% promissory note unsecured,
           payable in monthly installments of
           $3,660 through February 2011                   73,802              -

           7.95% promissory note secured by
           fixed assets, payable in monthly
           installments of $724 through July
           2013                                           29,472              -

           10.64% promissory note secured by
           fixed assets, payable in monthly
           installments of $448 through December
           2012                                           15,793              -

           16.35% promissory note secured by
           fixed assets, payable in monthly
           installments of $409 through
           October 2011                                    9,458         12,534

           9.69% promissory note secured by
           fixed assets, payable in monthly
           installments of $318 through
           October 2011                                    5,571              -

           5.84% promissory note secured by a
           trust deed on real property, payable
           in monthly installments of $8,669
           through November 2008                               -         42,425
                                                    ------------   -------------
              Total long-term debt                     3,205,372      3,343,413

           Less current installments                     323,713        297,413
                                                    ------------   -------------
              Long-term debt, net of current
              installments                          $  2,881,659      3,046,000
                                                    ============   =============

       The aggregate maturities of long-term debt for each of the years subsequent to 2009 are as follows: 2010, $323,713; 2011, $346,672; 2012,
       $331,882; 2013, $353,056; 2014, $311,582 and thereafter $1,538,467.

 (7)   Leases

       The Company leases vehicles under noncancelable operating lease agreements. Lease expense for the years ended June 30, 2009 and 2008, was $22,970 and $30,489, respectively. Future minimum rental payments required under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of 2009 are as follows:
       2010, $135,906; 2011, $15,231; 2012, $7,809 and 2013, $6,507.

       The Company rents office, warehouse, storage space and office equipment under agreements which run one year or less in duration. The rent expense for the years ended June 30, 2009 and 2008 was $263,917 and $259,816, respectively.

       The office and warehouse spaces in Girard, Ohio; Detroit, Michigan; Pleasanton, California; and Hopkins, Minnesota are leased on an annual basis from employees/shareholders; or entities controlled by shareholders, who were previously principals of the dealers acquired in June and July, 2007. The leases are related-party transactions with four employee/shareholders, however the lease agreements have been conducted on an arms-length basis and the terms are equal to or more favorable than would be available to other third parties.

(8)    Goodwill and Other Intangible Assets

       Goodwill. The purchase price of acquired companies in excess of the fair value of the net assets (including intangibles) at the acquisition date is recorded as goodwill.

       As described in note 1(g), the Company determined that 100 percent of its goodwill should be impaired during the period ended June 30, 2008.

       Identifiable Intangibles. Identifiable intangibles assets and their useful lives consist of the following as of June 30:

                                                        2009            2008
                                                    ------------   -------------

       Trade name - 15 years                        $    339,400        339,400
       Domain name - 15 years                              5,400          5,400
       Non-compete covenant - 4 years                    149,400        149,400
       Customer relationships - 7 years                  120,000        120,000
       Trademark licensing agreement - 20 years           45,000         45,000
       Backlog of orders - 3 months                        2,700          2,700
       Customer database - 7 years                        38,100         38,100
       License agreement - 10 years                       73,240         73,240
                                                    ------------   -------------
          Total identifiable intangibles                 773,240        773,240
       Less accumulated amortization                     231,370        142,059
                                                    ------------   -------------
                  Net carrying amount               $    541,870        631,181
                                                    ============   =============

         Amortization expense associated with the license agreement was $89,311 and $92,011 for 2009 and 2008, respectively. Estimated amortization expense for the identifiable intangibles is expected to be as follows:
         2010, $89,311;  2011,  $83,207;  2012,  $44,637;  2013, $44,637;  2014,
         $44,637 and thereafter $235,440.

(9)    Income Taxes

       Income tax provision (benefit) for the years ended June 30 consists of:

                                   Current          Deferred           Total
                                -------------   --------------   ---------------
      2009:
           U.S. federal         $    (33,167)          89,508            56,341
           State and local            10,476           15,119            25,595
                                -------------   --------------   ---------------
                                $    (22,691)         104,627            81,936
                                =============   ==============   ===============
      2008:
           U.S. federal         $     (9,082)      (1,201,989)       (1,211,071)
           State and local            11,016         (271,729)         (260,713)
                                -------------   --------------   ---------------
                                $      1,934       (1,473,718)       (1,471,784)
                                =============   ==============   ===============

       Actual income tax provision (benefit) differs from the "expected" tax provision (benefit) computed by applying the U.S. federal corporate income tax rate of 34% to income before income taxes, as follows:

                                                        2009            2008
                                                    ------------   -------------
      Expected tax provision (benefit)              $     62,988     (3,371,289)
      State taxes, net of federal tax benefit             17,427       (172,071)
      Officers' life insurance                            34,678         (3,916)
      Non-deductible portion of goodwill impairment            -      2,035,542
      Other, net                                         (33,157)        39,950
                                                    ------------   -------------
                                                    $     81,936     (1,471,784)
                                                    ============   =============

       Deferred income tax assets and liabilities related to the tax effects of temporary differences are as follow as of June 30:

                                                        2009            2008
                                                    ------------   -------------
       Net deferred tax asset - current:
         Inventory capitalization for income
           tax purposes                             $     84,117         84,285
         Inventory reserve                               132,127        139,820
         Warranty reserve                                 74,508         81,576
         Accrued product liability                        20,572         11,307
         Allowance for doubtful accounts                 155,459        160,312
                                                    ------------   -------------
            Total deferred tax asset - current      $    466,783        477,300
                                                    ============   =============
       Net deferred tax asset (liability) -
        non-current:
         Deferred compensation                      $          -        177,597
         Property and equipment, principally due to
         differences in depreciation                    (222,550)      (246,853)
         Research and development credit carryover        89,538        120,269
         Other intangibles                              (207,998)      (239,972)
         Other                                            64,499            292
         Operating loss carry forwards                 1,110,452      1,116,718
                                                    ------------   -------------
            Total deferred tax asset (liability) -
            non-current                             $    833,941        928,051
                                                    ============   =============

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred income tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

(10)   Major Customers and Sales by Geographic Location

         During the fiscal years ended June 30, 2009 and 2008, sales to any single customer did not exceed 10% of total net sales.

       Approximately 98% of the Company's products were sold in the United States and Canada, and approximately 2% were sold in foreign countries for both years ended June 30, 2009 and 2008.

(11)   Common Stock and Stock Equivalents

       On July 15, 2003, the Company approved an open-market share repurchase program for up to $500,000 of the Company's common stock. On November 27, 2007, the board approved an additional $250,000 for the open-market share repurchase program after the original $500,000 was exhausted. During the year ended June 30, 2009, the Company acquired and retired 13,600 shares of common stock for $10,138. During the year ended June 30, 2008, the Company acquired and retired 258,569 shares of common stock for $280,440.

       During the years ended June 30, 2009 and 2008, the Company granted 18,180 and 7,476 shares of restricted common stock to directors in connection with compensation arrangements, respectively.

       The Company maintains a 2005 equity incentive plan for the benefit of employees. Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other share-based awards may be granted under the plan. Awards granted under the plan may be performance-based. Effective November 27, 2007, the plan was amended, as approved by the shareholders, to increase the number of shares available by 1,000,000 shares. As of June 30, 2009, 1,012,828 shares of common stock were authorized and reserved for issuance, but were not granted under the terms of the 2005 equity incentive plan as amended.

       The Company granted options to acquire common stock under its 2005 equity incentive plan for fiscal 2009 and 2008. The options are granted at not less than 100% of the market price of the stock at the date of grant. Option terms are determined by the board of directors, and exercise dates may range from 6 months to 10 years from the date of grant.

       The fair value of each option  grant was  estimated  on the date of grant
       using  the   Black-Scholes   option-pricing   model  with  the  following
       assumptions:

                                                        2009           2008
                                                    ------------   -------------
             Expected dividend yield                     0%             0%
             Expected stock price volatility            56-60%         55-57%
             Risk-free interest rate                2.59 - 4.14%    3.51 - 4.03%
             Expected life of options                  10 years       10 years

       The weighted average fair value of options granted during 2009 and 2008 was $.39 and $.74, respectively.

       The following table summarizes the Company's stock option activity during the years ended June 30, 2009 and 2008:

                                                           2009                                              2008
                                             ---------------------------------                 ---------------------------------
                                                                                  Weighted
                                                                  Weighted        average                           Weighted
                                                Number             average       remaining        Number             average
                                                  of              exercise      contractual         of              exercise
                                                shares              price           term          shares              price
                                             --------------     --------------                 --------------     --------------
       Options outstanding at
            beginning of year                  1,101,603       $     1.41         5.86 years       1,048,192     $     1.40
       Options granted                            79,455              .50                            648,370           1.07
       Options exercised                           -                  -0-                           (251,499)           .83
       Options canceled or expired               (220,954)           1.16                           (343,460)          1.14
                                             --------------                                    --------------
       Options outstanding at end
            of year                              960,104             1.39         5.14 years       1,101,603           1.41
                                             ==============                                    ==============
       Options exercisable at end
            of year                              581,193             1.65                            679,523           1.62
                                             ==============                                    ==============
       Range of exercise prices at
            end of year                                        $  0.35 - 3.00                                    $  0.73 - 3.00

       On August 16, 2000, the Company issued 80,000 options that were outside of its stock option plan. As of June 30, 2009 and 2008, there are 20,000 and 40,000 of those options outstanding respectively. The exercise price of the options ranges from $3.00 to $4.00. The remaining options expire during fiscal 2010.

       The aggregate intrinsic value on the date of exercise of options exercised during the years ended June 30, 2009 and 2008 was $0 and $16,757, respectively. The aggregate intrinsic value of the outstanding options as of June 30, 2009 and 2008 was $6,071 and $0, respectively.

(12)   Employee Benefit Plan

       The Company has a deferred savings plan which qualifies under Internal Revenue Code Section 401(k). The plan covers all employees of the Company who have at least six months of service and who are age 20 or older. For 2009 and 2008, the Company made matching contributions of 25% of the first $2,000 of each employee's contribution. The Company's contributions to the plan for 2009 and 2008 were $29,456 and $50,212, respectively. Company matching contributions for future years are at the discretion of the board of directors.

(13)   Salary Continuation Agreements

       Effective March 5, 2009, Kelvyn H. Cullimore, Jr. and Larry Beardall (officers of the Company) legally canceled their Company-funded retirement programs which were funded through life insurance polices owned by the Company. As a result, $367,917 in cash value from the life insurance policies was paid to the Company. As a result of these cancellations, the contractual liability to pay the retirement benefits was removed, and selling, general and administrative expense during the fiscal ended June 30, 2009, was reduced by $472,397.

(14)   Acquisition and Non-Cash Disclosure

       On July 2, 2007, the Company completed the acquisitions of 100% interest in five of its key independent distributors, Responsive Providers, Inc. of Houston, Texas; Therapy and Health Care Products, Inc. of Youngstown, Ohio; Cyman Therapy, Inc. of Detroit, Michigan; Al Rice and Associates, Inc. of Jeffersonville, Indiana; and Theratech Inc. of Minneapolis,
       Minnesota. The total consideration paid for the five separately negotiated acquisitions was approximately $5,700,000 comprised of approximately $2,400,000 in cash and 3,061,591 shares of common stock.

       On June 30, 2007, the Company completed the acquisition of its largest independent distributor, Rajala Therapy Sales Associates of Pleasanton, California (Rajala). The Rajala purchase price was approximately $2,695,000, paid through $1,000,000 in cash and the issuance of 1,500,000 shares of the Company's common stock.

       The acquisitions of these dealers were accounted for using the purchase method of accounting. Accordingly, the purchase price was assigned to the assets acquired and the liabilities assumed based on fair market values at the purchase date. The following table reflects the estimated fair values of the assets acquired and the liabilities assumed as of the acquisition dates:

                                                    July 2, 2007   June 30, 2007
                                                    Acquisitions    Acquisition
                                                    ------------   -------------
       Cash                                         $    651,828         67,839
       Trade accounts receivable                       1,160,976        900,322
       Inventories                                     1,192,639        573,356
       Prepaid expenses                                    4,782         42,629
       Property and equipment                            112,764         19,766
       Intangible assets                                 366,400        333,600
       Cash surrender value of life insurance            207,563              -
       Goodwill                                        3,512,779      1,876,734
                                                    ------------   -------------
       Total assets acquired                           7,209,731      3,814,246
       Line of credit                                          -       (250,000)
       Accounts payable and accrued expenses          (1,496,800)      (869,244)
                                                    ------------   -------------
       Net assets acquired                          $  5,712,931      2,695,002
                                                    ============   =============

       The July 2, 2007, acquisitions resulted in a $175,188 deferred income tax liability and a corresponding increase to goodwill of $175,188 for the fiscal year ended June 30, 2008. The June 30, 2007, acquisition resulted in a $7,757 current income tax benefit and a $100,173 deferred income tax liability, the net amount of which was recognized as a $92,416 increase to goodwill in the fiscal year ended June 30, 2007.

       Unaudited pro forma results of operations for the year ended June 30, 2008, as though the six dealers had been acquired as of July 1, 2007, are as follows:

                                                                    Year Ended
                                                                      June 30,
                                                                        2008
                                                                   -------------
       Net sales                                                   $ 32,592,507
       Net loss                                                      (8,443,771)
       Basic and diluted net loss per common share                         (.62)

(15)   Recent Accounting Pronouncements

       In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS No. 165"). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 in the fourth quarter of fiscal 2009. See note 1(t) to the consolidated financial statements.

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

       In December 2007, SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51, was issued which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as non-controlling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value, with any gain or loss recognized in net income. SFAS No. 160 is effective for the Company beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company believes the adoption of SFAS No. 160 will not have a material impact on its financial statements.

       In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, this statement simplifies and codifies fair value related guidance previously issued within United States of America generally accepted accounting principles. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 for financial assets and November 15, 2008 for non-financial assets, and interim periods within those fiscal years. The Company adopted SFAS No. 157 on July 1, 2008 for its financial assets and liabilities and on July 1, 2009 for non-financial assets with no material impact on its consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 9A(T).  Controls and Procedures

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

         Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

         Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation under the criteria established in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2009.

         This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

         During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

         None.

                                    PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

         The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

Item 11.  Executive Compensation

         The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

Item 13.  Certain Relationships and Related Transactions, and Director
Independence

         The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

Item 14.    Principal Accountants' Fees and Services

         The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

                                     PART IV

Item 15.  Exhibits


       (a)   Exhibits and documents required by Item 601 of Regulation S-B:

       1.     Financial Statements (included in Part II, Item 8):

              Report of Independent Registered Public Accounting Firm.......F-1

              Consolidated Balance Sheets as of June 30, 2009 and 2008......F-2

              Consolidated Statements of Operations for the years ended
              June 30, 2009 and 2008........................................F-3

              Consolidated Statements of Stockholders'
              Equity for the years ended June 30, 2009 and 2008.............F-4

              Consolidated Statements of Cash Flows for
              the years ended June 30, 2009 and 2008........................F-5

              Notes to Consolidated Financial Statements....................F-6

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

         3.4         Company ByLaws dated May 19, 1983 (previously filed)

         4.1 Form of certificate representing Dynatronics Laser Corporation common shares, no par value. Incorporated by reference to a Registration Statement on Form S-1 (No. 2-85045) filed with the Securities and Exchange Commission and effective November 2, 1984.

         10.2 Employment contract with Kelvyn H. Cullimore, Jr. (filed as an Exhibit to a Current Report on Form 8-K on June 16,
                     2009)

         10.2 Employment contract with Larry K. Beardall (filed as an Exhibit to a Current Report on Form 8-K on June 16, 2009)

         10.3 Loan Agreement with Zion Bank (filed as Exhibit to June 30, 2007 Annual Report on Form 10-K)

         10.4 Settlement Agreement dated March 29, 2000 with Kelvyn Cullimore, Sr. (previously filed)

         10.7 Dynatronics Corporation 2005 Equity Incentive Award Plan (previously filed as Annex A to the Company's Definitive Proxy Statement on Schedule 14A filed on October 27, 2005)

         10.8 Form of Option Agreement for the 2005 Equity Incentive Award Plan for incentive stock options (filed as Exhibit to June 30, 2007 Annual Report on Form 10-K)

         10.9 Form of Option Agreement for the 2005 Equity Incentive Award Plan for non-qualified options (filed as Exhibit to June 30, 2007 Annual Report on Form 10-K)

         23.1        Consent of Tanner LC (filed herewith)

         31.1 Certification under Rule 13a-14(a)/15d-14(a) of principal executive officer (filed herewith)

         31.2 Certification under Rule 13a-14(a)/15d-14(a) of principal accounting officer and principal financial officer (filed herewith)

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

Date: September 25, 2009

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Kelvyn H. Cullimore, Jr.  Chairman, President, CEO        September 25, 2009
----------------------------  (Principal Executive Officer)
Kelvyn H. Cullimore, Jr.


/s/ Terry M. Atkinson         Chief Financial Officer         September 25, 2009
----------------------------  (Principal Accounting Officer
Terry M. Atkinson, CPA        and Principal Financial Officer)


/s/ Larry K. Beardall         Director, Executive             September 25, 2009
----------------------------  Vice President
Larry K. Beardall


/s/ Howard L. Edwards          Director                       September 25, 2009
----------------------------
Howard L. Edwards


 /s/ Val J. Christensen        Director                       September 25, 2009
----------------------------
Val J. Christensen


 /s/ Joseph H. Barton          Director                       September 25, 2009
----------------------------
Joseph H. Barton

--------------------------------------------------------------------------------