Form 10-Q
period 2009-09-30
DYNATRONICS CORP
filed 2009-11-16
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-12697

                               Dynatronics Corporation
(Exact name of registrant as specified in its charter)

Utah	87-0398434
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7030 Park Centre Drive, Cottonwood Heights, UT 84121
(Address of principal executive offices, Zip Code)

(801) 568-7000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [   ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [   ] Yes  [   ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [   ]  Yes  [X]  No

The number of shares outstanding of the registrant’s common stock, no par value, as of November 10, 2009 is 13,659,387.

DYNATRONICS CORPORATION
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2009
TABLE OF CONTENTS

Page Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	1

Condensed Consolidated Balance Sheets
September 30, 2009 and June 30, 2009	1

Condensed Consolidated Statements of Operations
Three Months Ended September 30, 2009 and 2008	2

Condensed Consolidated Statements of Cash Flows
Three Months Ended September 30, 2009 and 2008	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 5. Other Information	16

Item 6. Exhibits	16

ii

DYNATRONICS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	September 30, 2009	June 30, 2009

Current assets:
Cash and cash equivalents	$385,153	141,714
Trade accounts receivable, less allowance for doubtful accounts of $422,058 as of September 30, 2009 and $398,610 as of June 30, 2009	4,818,809	4,739,727
Other receivables	107,287	99,110
Inventories, net	6,312,906	6,199,251
Prepaid expenses	277,440	333,273
Prepaid income taxes	31,899	23,210
Deferred income tax asset - current	455,772	466,783

Total current assets	12,389,266	12,003,068

Property and equipment, net	3,394,582	3,349,239
Intangible asset, net	519,542	541,870
Other assets	354,377	359,171
Deferred income tax asset - noncurrent	755,029	833,941

Total assets	$17,412,796	17,087,289

Liabilities and Stockholders' Equity

Current liabilities:
Current installments of long-term debt	$330,788	323,713
Line of credit	5,027,943	4,602,651
Warranty reserve	191,047	191,047
Accounts payable	1,843,377	1,795,520
Accrued expenses	462,980	446,327
Accrued payroll and benefit expenses	266,615	426,623

Total current liabilities	8,122,750	7,785,881

Long-term debt, net of current installments	2,795,637	2,881,659

Total liabilities	10,918,387	10,667,540

Commitments and contingencies

Stockholders' equity:
Common stock, no par value. Authorized 50,000,000 shares; issued 13,667,387 shares as of September 30, 2009 and 13,675,387 shares as of June 30, 2009	7,922,734	7,916,699
Accumulated deficit	(1,428,325)	(1,496,950)

Total stockholders' equity	6,494,409	6,419,749

Total liabilities and stockholders' equity	$17,412,796	17,087,289

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	September 30
	2009	2008

Net sales	$8,282,463	7,996,149
Cost of sales	5,103,121	4,800,508

Gross profit	3,179,342	3,195,641

Selling, general, and administrative expenses	2,712,368	2,976,647
Research and development expenses	215,968	262,029

Operating income (loss)	251,006	(43,035)

Other income (expense):
Interest income	2,800	407
Interest expense	(118,994)	(151,071)
Other income, net	6,963	2,870

Total other expense, net	(109,231)	(147,794)

Income (loss) before income taxes	141,775	(190,829)

Income tax (provision) benefit	(73,150)	51,878

Net income (loss)	$68,625	(138,951)

Basic net income (loss) per common share	$0.01	(0.01)

Diluted net income (loss) per common share	$0.01	(0.01)

Weighted-average basic and diluted common shares outstanding:
Basic	13,675,257	13,659,371
Diluted	13,690,303	13,659,371

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	September 30
	2009	2008
Cash flows from operating activities:
Net income (loss)	$68,625	(138,951)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	69,333	88,317
Amortization of intangible asset	22,328	22,328
Stock-based compensation expense	12,638	15,424
Change in deferred income tax asset, net	89,923	(76,744)
Provision for doubtful accounts	27,000	12,000
Provision for inventory obsolescence	30,000	72,000
Provision for warranty reserve	48,858	62,308
Provision for deferred compensation	-	9,450
Change in operating assets and liabilities:
Receivables	(114,259)	(264,321)
Inventories	(143,655)	(280,755)
Prepaid expenses and other assets	60,627	119,072
Accounts payable and accrued expenses	(144,356)	555,028
Prepaid income taxes	(8,688)	98,644
Income tax payable	-	8,809

Net cash provided by operating activities	18,374	302,609

Cash flows from investing activities:
Capital expenditures	(114,676)	(40,871)

Net cash used in investing activities	(114,676)	(40,871)

Cash flows from financing activities:
Principal payments on long-term debt	(78,948)	(79,862)
Net change in line of credit	425,292	(169,540)
Redemption of common stock	(6,603)	(10,138)

Net cash provided by (used in) financing activities	339,741	(259,540)

Net change in cash and cash equivalents	243,439	2,198

Cash and cash equivalents at beginning of period	141,714	288,481

Cash and cash equivalents at end of period	$385,153	290,679

Supplemental disclosures of cash flow information:
Cash paid for interest	$121,110	137,932
Cash paid for income taxes	4,400	16,900

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1.  PRESENTATION

The condensed consolidated balance sheets as of September 30, 2009 and June 30, 2009, the condensed consolidated statements of operations for the three months ended September 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the three months ended September 30, 2009 and 2008 were prepared by Dynatronics Corporation without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the Company’s financial position, results of operations and cash flows.  The results of operations for the three months ended September 30, 2009 are not necessarily indicative of the results for the fiscal year ending June 30, 2010.  The Company has previously filed with the SEC an annual report on Form 10-K which included audited financial statements for each of the two years ended June 30, 2009 and 2008.  It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company’s most recent Form 10-K filing.

NOTE 2.  NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is computed based on the weighted-average number of common shares outstanding and, as appropriate, dilutive common stock equivalents outstanding during the period.  Stock options are considered to be common stock equivalents.  The computation of diluted earnings per share does not assume exercise or conversion of securities that would have an anti-dilutive effect.

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

The basic and diluted net income (loss) per common share was the same for the three months ended September 30, 2009 and 2008. A reconciliation between the basic and diluted weighted-average number of common shares outstanding for the three months ended September 30, 2009 and 2008 is summarized as follows:

	Three Months Ended
	September 30,
	2009	2008
Basic weighted-average number of common shares outstanding during the period	13,675,257	13,659,371
Weighted-average number of dilutive common stock options outstanding during the period	15,046	-
Diluted weighted-average number of common and common equivalent shares outstanding during the period	13,690,303	13,659,371

Outstanding options not included in the computation of diluted net income (loss) per common share for the three-month periods ended September 30, 2009 and 2008, because they were anti-dilutive, totaled 923,302 and 1,085,553, respectively.

NOTE 3. STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period. The Company recognized $12,638 and $15,424 in stock-based compensation during the three months ended September 30, 2009 and 2008, respectively, as selling, general, and administrative expenses in the condensed consolidated statements of operations.

Stock Options.  The Company maintains a 2005 equity incentive plan for the benefit of employees.  Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other share-based awards may be granted under the plan.  Awards granted under the plan may be performance-based. As of September 30, 2009, there were 1,010,405 shares of common stock authorized and reserved for issuance, but not granted under the terms of the 2005 equity incentive plan, as amended.

The following table summarizes the Company’s stock option activity during the three-month period ended September 30, 2009:

	Number of options	Weighted- Average Exercise Price
Outstanding at beginning of period	960,104	$1.39
Granted	58,120	.84
Exercised	-	-
Cancelled	(55,697)	1.35
Outstanding at end of period	962,527	1.38

Exercisable at end of period	553,108	1.65

The Black-Scholes option-pricing model is used to estimate the fair value of options granted under the Company’s stock option plan. The weighted-average fair value of stock options granted under the plan for the three months ended September 30, 2009 and 2008 were based on the following assumptions at the date of grant as follows:

	Three Months Ended September 30,
	2009	2008
Expected dividend yield	0%	0%
Expected stock price volatility	58 – 59%	57 – 59%
Risk-free interest rate	3.31 – 3.72%	3.85 – 4.14%
Expected life of options	10 years	10 years
Weighted-average grant date fair value	$.59	.45

Expected option lives and volatilities are based on historical data of the Company. The risk-free interest rate is based on the US Treasury Bill rate on the grant date for constant maturities that correspond with the option life. Historically, the Company has not declared dividends and there are no future plans to do so.

No options were exercised during the three months ended September 30, 2009. As of September 30, 2009, there was approximately $115,519 of total unrecognized stock-based compensation cost related to grants under the stock option plan that will be expensed over a weighted-average period of 5 years. There was no aggregate intrinsic value for options outstanding as of September 30, 2009.

NOTE 4.  COMPREHENSIVE INCOME (LOSS)

For the three months ended September 30, 2009 and 2008, comprehensive income (loss) was equal to the net income (loss) as presented in the accompanying condensed consolidated statements of operations.

NOTE 5.  INVENTORIES

Inventories consisted of the following:

	September 30, 2009	June 30, 2009
Raw materials	$2,328,806	2,523,375
Finished goods	4,313,442	4,014,664
Inventory obsolescence reserve	(329,342)	(338,788)
	$6,312,906	6,199,251

NOTE 6. RELATED PARTY TRANSACTIONS

The Company leases office and warehouse space in Girard, Ohio, Detroit, Michigan and Pleasanton, California from three significant shareholders and former independent distributors on an annual basis under operating lease arrangements. Management believes the lease agreements are on an arms-length basis and the terms are equal to or more favorable than would be available to other third parties. The expense associated with these related party transactions total $49,500 for the three months ended September 30, 2009.

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

In April 2009, the Financial Accounting Standards Board (FASB) issued new standards to address concerns about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions and (2) recording impairment charges on investments in debt securities. The FASB also issued a third standard to require disclosures of fair values of certain financial instruments in interim financial statements.

Topic 820, “Fair Value Measurements and Disclosures,” provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. This standard also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques).

Topic 320, “Investments - Debt and Equity Securities,” will change (1) the trigger for determining whether an other-than-temporary impairment exists and (2) the amount of an impairment charge to be recorded in earnings. To determine whether an other-than-temporary impairment exists, an entity will be required to assess the likelihood of selling a security prior to recovering its cost basis. This is a change from the current requirement for an entity to assess whether it has the intent and ability to hold a security to recovery or maturity. This standard also expands and increases the frequency of existing disclosure about other-than-temporary impairments and requires new disclosures of the significant inputs used in determining a credit loss, as well as a roll-forward of that amount each period.

Topic 825, “Financial Instruments,” increases the frequency of fair value disclosures from annual to quarterly to provide financial statement users with more timely information about the effects of current market conditions on their financial instruments.

The provisions of these three standards became effective during the quarter ended September 30, 2009. The adoption of these three standards did not have a material effect on our consolidated financial position or results of operations.

In May 2009, the FASB issued Topic 855, “Subsequent Events,” which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Topic 855 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. Topic 855 is effective for interim and annual periods ending after June 15, 2009, and accordingly, we adopted this standard during the fiscal year ended June 30, 2009. Topic 855 requires that public entities evaluate subsequent events through the date that the financial statements are issued. We evaluated subsequent events through the time of filing these financial statements with the SEC on November 13, 2009.

In June 2009, the FASB issued Topic 105, “Generally Accepted Accounting Principles.” This standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification was effective in the quarter ended September 30, 2009. The adoption of this guidance had no effect on the Company’s consolidated financial position or results of operations.

Recent Accounting Standards Not Yet Adopted

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (FASB ASU 09-13), “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force).” FASB ASU 09-13 updates the existing multiple-element arrangement guidance currently in FASB Topic 605-25 (Revenue Recognition – Multiple-Element Arrangements). This new guidance eliminates the requirement that all undelivered elements have objective evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to the items that have already been delivered. Further, companies will be required to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately by either the Company itself or other vendors. This new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised guidance will be effective for the first annual period beginning on or after June 15, 2010. The Company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. The Company is currently evaluating the impact FASB ASU 09-13 will have on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14 (FASB ASU 09-14), “Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force,” that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in FASB ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under this new guidance, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. FASB ASU 09-14 also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). This guidance will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. However, the Company must elect the same transition method for this guidance as that chosen for FASB ASU No. 2009-13. The Company is currently evaluating the impact FASB ASU 09-14 will have on its consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our principal business is the design, manufacture, marketing, distribution and sale of physical medicine products and aesthetic products.  We manufacture and distribute a broad line of medical equipment including therapy devices, medical supplies and soft goods, treatment tables and rehabilitation equipment.  Our line of aesthetic equipment includes aesthetic massage and microdermabrasion devices, as well as skin care products.  Our products are sold to and used primarily by physical therapists, chiropractors, sports medicine practitioners, podiatrists, plastic surgeons, dermatologists, aestheticians and other aesthetic services providers.  We operate on a fiscal year ending June 30.  For example, reference to fiscal year 2009 refers to the year ended June 30, 2009.

Recent Developments

In the first quarter of fiscal year 2009, we introduced the 2009-2010 product catalog, our first comprehensive catalog since acquiring our top six distributors in June and July 2007.  With thousands of new products added to the catalog, we have experienced an increase in medical supply sales as we have positioned the company to be a full line supplier of both capital and non-capital products.  It was the acquisition of six of our top distributors that allowed us to greatly expand our product offering.  The new catalog contains over 400 pages of products – more than double our previous catalog offerings.

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

We expanded our direct sales team from 36 sales representatives in fiscal year 2008 to 50 sales representatives by September 2009. Our expanded sales force now consists of 27 direct sales employees and 23 independent sales representatives, helping extend our reach and increase market share.  We intend to recruit additional independent distributors and seasoned direct sales representatives in geographical areas where distribution has been diminished due to the consolidation activities in our industry.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report.

Net Sales

Net sales increased 3.6% to $8,282,463 for the quarter ended September 30, 2009 compared to $7,996,149 for the quarter ended September 30, 2008.  This increase in sales was generated despite the ongoing economic recession in the United States, which is our primary market.  Sales of medical supplies and soft goods increased as a percentage of overall sales to 53.4% for the quarter ended September 30, 2009, from 47.1% of sales in the prior year period.  We believe that the introduction of our new product catalog in fiscal year 2009 along with the increase in sales representatives contributed to the increase in medical supply sales.  Sales of capital equipment for both rehabilitation and aesthetics markets experienced a reduction in the quarter ended September 30, 2009 compared to September 30, 2008.  This decrease was due primarily to the general downturn in the economy and reduced availability of credit facilities to our customers. The decrease in capital equipment sales was more than offset by higher sales of the expanded offering of catalog products as well as non-capital manufactured products.

Gross Profit

Gross profit was $3,179,342, or 38.4% of net sales, for the quarter ended September 30, 2009, compared to $3,195,641, or 40.0% of net sales, for the quarter ended September 30, 2008.  The decrease in gross margin as a percentage of sales in the quarter ended September 30, 2009 is wholly attributable to a shift in product mix favoring the increased sale of lower margin catalog products and supplies.  Although sales of higher margin therapy and aesthetic devices have slowed due to general economic pressures, as the economy begins to improve, we expect to see increased sales of these higher margin products, with margin percentages returning to more traditional levels.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses decreased $264,279, or 8.9%, to $2,712,368, or 32.7% of net sales, for the quarter ended September 30, 2009, from $2,976,647, or 37.2% of net sales, for the fiscal first quarter ended September 30, 2008. The decrease in SG&A expenses for the first quarter of fiscal year 2010 is primarily the result of our internal aggressive cost reduction campaign to improve efficiencies.  We targeted lowering transaction costs, obtaining better pricing and terms from service providers, streamlining customer service and production processes, and improving our sales support functions.  The impact of these changes on SG&A expenses for the quarter ended September 30, 2009 included:

•  $208,006 in lower selling expenses
•  $120,132 in lower labor and operating costs
•  $63,859 in higher general and administrative expenses (primarily related to fees paid to Vici Capital)

Research and Development Expenses

Research and development (“R&D”) expenses decreased $46,061, or 17.6%, to $215,968 for the quarter ended September 30, 2009, from $262,029 for the quarter ended September 30, 2008.  R&D expenses also decreased as a percentage of net sales for the quarter ended September 30, 2009, to 2.6 % from 3.3% of net sales for the quarter ended September 30, 2008.  R&D costs are expensed as incurred.  During fiscal year 2009, we introduced the V-Force vibration therapy device and began an important redesign of our main line of therapy products which is scheduled for completion next summer.  We expect to continue our commitment to developing innovative products for the physical medicine market in fiscal year 2010 and in future periods in order to position us for growth. We anticipate that R&D expenses as a percentage of net sales and in absolute terms will increase modestly in 2010 based on the schedule of new products currently under development.

Income (Loss) Before Income Taxes

Pre-tax income improved significantly for the quarter ended September 30, 2009, to $141,775 compared to a pre-tax loss of $190,829 for the quarter ended September 30, 2008.  The improvement in pre-tax income was primarily a result of the reduction in SG&A expenses of $264,279.  Lower R&D and interest expenses also contributed to the improved operating results for the quarter ended September 30, 2009 compared to the prior year period.

Income Tax Provision (Benefit)

Income tax provision was $73,150 for the quarter ended September 30, 2009, compared to income tax benefit of $51,878 for the quarter ended September 30, 2008.  The effective tax rate for the current quarter was 51.6% compared to 27.2% for the prior year period.  The higher effective tax rate for the quarter ended September 30, 2009 is a result of a decrease in the refund received for carrying back losses to prior year profits compared to the amount of refund that was originally expected.

Net Income (Loss)

Net income increased to $68,625 ($.01 per share) for the quarter ended September 30, 2009, compared to a net loss of $138,951 ($.01 per share) for the quarter ended September 30, 2008.  The main factors contributing to the improvement in the current quarter’s results were the reduction in SG&A expenses of $264,279, and lower R&D and interest expenses.

Liquidity and Capital Resources

We have financed operations through available cash reserves and borrowings under a line of credit with a bank.  Working capital was $4,266,516 as of September 30, 2009, inclusive of the current portion of long-term obligations and credit facilities, compared to working capital of $4,217,187 as of June 30, 2009.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, increased $79,082, or 1.7%, to $4,818,809 as of September 30, 2009, compared to $4,739,727 as of June 30, 2009.  Trade accounts receivable represent amounts due from our dealer network as well as from medical practitioners and clinics.  We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers.  Accounts receivable are generally collected within 30 days of the agreed terms.

As a result of increased distribution activity following the distributor acquisitions completed in fiscal years 2007 and 2008, the character of the accounts receivable and collection patterns have changed from prior years.  We will continue to carefully monitor our collection practices to ensure the allowance estimates are adequate.  Allowances for the retail accounts assumed in the distributor acquisitions include consideration of the historical experience of the acquired companies.

Inventories

Inventories, net of reserves, increased $113,655, or 1.8%, to $6,312,906 as of September 30, 2009, compared to $6,199,251 as of June 30, 2009.  The amount of inventory we carry fluctuates each period based on the timing of large inventory purchases from overseas suppliers.

Accounts Payable

Accounts payable increased $47,857, or 2.7%, to $1,843,377 as of September 30, 2009, compared to $1,795,520 as of June 30, 2009.  The increase in accounts payable is a result of the timing of our weekly payments to suppliers and the timing of purchases of product components.  Accounts payable are generally not aged beyond the terms of our suppliers.  We take advantage of available early payment discounts when offered by our vendors.

  Accrued Expenses

Accrued expenses increased $16,653, or 3.7%, to $462,980 as of September 30, 2009, compared to $446,327 as of June 30, 2009.  Accrued expenses consist of accrued real property taxes and personal property taxes, sales tax liabilities, accrued royalties, commissions, professional fees, directors fees, product liability deductions, interest expense and miscellaneous other expenses.

Accrued Payroll and Benefit Expenses

Accrued payroll and benefit expenses decreased $160,008, or 37.5%, to $266,615 as of September 30, 2009, compared to $426,623 as of June 30, 2009.  The decrease in accrued payroll and benefit expenses is related to the number of days within a pay period that require accrual as of the end of our reporting period and a decrease in personnel as part of our cost reduction initiatives.

Cash and Cash Equivalents

Our cash position as of September 30, 2009 was $385,153, an increase of 171.8%, or $243,439, from cash of $141,714 as of June 30, 2009.  We believe that improved cash flows from operating activities will continue to be generated through higher sales, improved management of accounts receivable, reduction of current inventory levels and reduction of operating expenses.  We expect that cash flows from operating activities, together with amounts available through an existing line of credit facility, will be sufficient to cover operating needs in the ordinary course of business for the next twelve months.  If we experience an adverse operating environment, including a further worsening of the general economy in the United States, or unusual capital expenditure requirements, additional financing may be required.  However, no assurance can be given that additional financing, if required, would be available on terms favorable to the Company, or at all.

Line of Credit

The outstanding balance on our line of credit with a bank increased $425,292, to $5,027,943 as of September 30, 2009, compared to $4,602,651 as of June 30, 2009.  Interest on the line of credit is based on the 90-day LIBOR rate (0.29% as of September 30, 2009) plus 4%, which as of September 30, 2009 equaled 4.29% per annum.  The line of credit is collateralized by accounts receivable and inventories, as well as a security interest in our headquarters facility in Cottonwood Heights, Utah.  Borrowing limitations are based on approximately 45% of eligible inventory and up to 80% of eligible accounts receivable, up to a maximum credit facility of $8,000,000.  Interest payments on the line are due monthly.  As of September 30, 2009, the borrowing base was approximately $6,600,000, resulting in approximately $1,600,000 available on the line.  The line of credit is renewable in December 2009 and includes covenants requiring us to maintain certain financial ratios.  As of September 30, 2009, we were in compliance with the loan covenants.

The current ratio was 1.5 to 1 as of September 30, 2009 and June 30, 2009. Current assets represented 71% and 70% of total assets as of September 30, 2009 and June 30, 2009, respectively.

Debt

Long-term debt, excluding current installments, totaled $2,795,637 as of September 30, 2009, compared to $2,881,659 as of June 30, 2009.  Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee. The principal balance on the mortgage loans is approximately $2,911,000 with monthly principal and interest payments of $32,039.

Inflation and Seasonality

Our revenues and net income from continuing operations have not been unusually affected by inflation or price increases for raw materials and parts from vendors.

Our business operations are not materially affected by seasonality factors.

Critical Accounting Policies

The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended June 30, 2009, as well as with the financial statements and related notes and the other information appearing elsewhere in this report.  The preparation of these financial statements requires estimates and judgments that affect the reported amounts of our assets, liabilities, net sales and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable given the circumstances and evaluates these estimates on an ongoing basis. Actual results may differ from these estimates.

We believe that the following critical accounting policies involve a higher degree of judgment and complexity.  The following reflect the significant estimates and judgments used in the preparation of our condensed consolidated financial statements.

Inventory Reserves

The nature of our business requires that we maintain sufficient inventory on hand at all times to meet the requirements of our customers. We record finished goods inventory at the lower of standard cost, which approximates actual costs (first-in, first-out) or market.  Raw materials are recorded at the lower of cost (first-in, first-out) or market.  Inventory valuation reserves are maintained for the estimated impairment of the inventory.  Impairment may be a result of slow-moving or excess inventory, product obsolescence or changes in the valuation of the inventory. In determining the adequacy of reserves, we analyze the following, among other things:

•	Current inventory quantities on hand;

•	Product acceptance in the marketplace;

•	Customer demand;

•	Historical sales;

•	Forecast sales;

•	Product obsolescence;

•	Technological innovations; and

•	Character of the inventory as a distributed item, finished manufactured item or raw material.

Any modifications to estimates of inventory valuation reserves are reflected in cost of goods sold within the statements of operations during the period in which such modifications are determined necessary by management.  As of September 30, 2009 and June 30, 2009, our inventory valuation reserve balance, which established a new cost basis, was $329,342 and $338,788, respectively, and our inventory balance was $6,312,906 and $6,199,251, net of reserves, respectively.

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

Allowance for Doubtful Accounts

We must make estimates of the collectability of accounts receivable.  In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.  Our accounts receivable balance was $4,818,809 and $4,739,727, net of allowance for doubtful accounts of $422,058 and $398,610, as of September 30, 2009 and June 30, 2009, respectively.

Deferred Income Tax Assets

In August 2009 and August 2008, our management performed an in-depth analysis of the deferred income tax assets and their recoverability.  Based on several factors, including our history of income before income taxes averaging over $500,000 per year in 16 of the last 19 fiscal years and the fact that the principal causes of the loss in fiscal year 2008 (goodwill impairment and expenses resulting from six acquisitions) are considered to be unusual and are not expected to recur in the near future, we believe that it is more likely than not that all of the net deferred income tax assets will be realized.

Business Plan and Outlook

In fiscal year 2010, we will continue to pursue a focused strategy to improve sales and overall operations that includes the following elements:

•	strengthening distribution channels by adding direct sales representatives and dealers in key locations

•	developing sales with large national accounts and group purchasing organizations

•	refining operations by continuing to reduce overhead costs and automating processes

•	enhancing product profit margins through improved manufacturing processes and negotiating better pricing of components with vendors

•	developing and introducing new, state-of-the-art products for future growth

Our goal in implementing this strategy is to improve short-term profitability without jeopardizing long-term growth.

The landscape of our primary market, the physical medicine marketplace, continues to change.  Past years saw consolidation among manufacturers and distributors including our own acquisitions completed in fiscal years 2007 and 2008.  More recently, two additional significant changes have taken place.  According to its filings under the Securities Exchange Act of 1934, DJO, Inc. has closed its Chattanooga Group operations and undertaken the redistribution of those manufacturing, R&D and support functions to other DJO facilities, in and out of the United States.  Chattanooga Group has been a primary competitor of the Company for many years.  The effect of this announcement is that the full operations of the former Chattanooga Group have been reduced to a product brand sold by DJO through non-proprietary distribution channels.  In addition, DJO, Inc. has disclosed that it has sold its Empi Therapy Solutions catalog division to Patterson Medical (Sammons Preston), another competitor of the Company.  This will essentially eliminate Empi as a significant catalog competitor and further reduce competition in our market.  These consolidations combined with prior year consolidations and continuing declines in the number of independent distributors has significantly narrowed distribution channels in our market.  At the present time, we believe that there remain only two companies with a national direct sales force selling proprietary and distributed products: Dynatronics and Patterson Medical (through its Sammons Preston subsidiary).  All other distribution in our market is directed through catalog companies with no direct sales force, or through independent local dealers.  However, the network of local independent dealers is rapidly diminishing due to consolidation efforts and increased competition from Dynatronics, Sammons Preston and catalog companies.  In the past year, we have reinforced our direct sales team to include 27 direct sales employees and 23 independent sales representatives.  In addition to these direct sales representatives, we continue to enjoy a strong relationship with scores of local dealers.  We believe we have the best trained and most knowledgeable combined sales force in the industry.  The recent changes within our market provide a unique opportunity for us to grow market share in the coming years through recruitment of the best sales representatives and dealers.

The September 2008 introduction of our first consolidated catalog and pricing schedule provided a powerful sales tool that is helping our sales efforts with direct sales representatives as well as independent distributors who use either a private labeled version or the proprietary version of the catalog.  We are focusing specific efforts on recruiting additional independent distributors and seasoned direct sales representatives in geographical areas where distribution has been diminished due to consolidation within our industry.

With the broad line of products we now offer and a strong sales force that we expect will only grow stronger in the coming year, we believe that we are well positioned to develop relationships with Group Purchasing Organizations (GPO’s) and large chains of hospitals and clinics that purchase only on contract.  This is a segment of business which was previously closed to us because we were not an approved vendor with the various GPO’s and national or regional chains of care facilities.  With the broader offering of products now available through our catalog, we are better able to compete for this high volume business.

To further our efforts to recruit the best direct sales representatives and dealers as well as to better appeal to the large GPO’s and national customers, we will continue to improve efficiencies of our operations and the sales support for the industry.  Chief among those changes will be the introduction of our first true e-commerce solution.  This launch is scheduled to occur in the second quarter of fiscal year 2010.  With the introduction of this e-commerce solution, customers will be able to more easily place orders and obtain information about their accounts.  Sales representatives will be more effective with an abundance of information available to them electronically.  Not only is our e-commerce solution expected to improve sales, but it will significantly reduce our transactional costs thus enabling us to accommodate higher sales without significantly increasing overhead.

We will also continue to focus on new product innovation.  The introduction of V-Force in fiscal year 2009 once again demonstrates our commitment to innovation as we are the first to introduce this technology to the rehabilitation markets we serve.  It is expected that V-Force will be an important contributor to sales and profits in fiscal year 2010.  Several new products are currently under development and are scheduled for introduction in the summer of 2010.  The commitment to innovation of high quality products has been a hallmark of Dynatronics and will continue throughout the coming year.

Economic pressures from the current recession have not only affected available credit that would facilitate large capital purchases, but it has also reduced demand for discretionary services such as those provided by our aesthetic products.  As a result, we trimmed back our expenses in the Synergie division to be more reflective of the current environment.  Fortunately, the Synergie Elite aesthetic product line introduced in April 2008 continues to have appeal due to its design and price point.  We believe that our aesthetic devices remain the best value on the market.  We are seeking innovative ways to market our products including strategic partnerships, both domestic and international, to help regain sales momentum.  As the economy begins to improve over the coming year, we expect to see increased sales of these higher margin products.

We have long believed that international markets present an untapped potential for growth and expansion. Adding new distributors in several countries will be the key to this expansion effort.  Our past efforts to improve international marketing have yielded only marginal improvements.  We remain committed, however, to finding the most cost effective ways to expand our markets internationally.  Over the coming year our efforts will be focused on partnering with key manufacturers and distributors interested in our product line or technology.  Our Cottonwood Heights facilities, where all electrotherapy, ultrasound, traction, light therapy and Synergie products are manufactured, are certified to ISO 13485, an internationally recognized standard of excellence in medical device manufacturing.  This designation is an important requirement in obtaining the CE Mark certification, which allows us to market our products in the European Union and other foreign countries.

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

Though recent sales trends have favored non-capital equipment and supplies while the demand for capital equipment has been soft, the sale of our manufactured capital equipment remains the largest contributor to margin generation.  Therefore, we have placed renewed emphasis on improving manufacturing operations including considering more offshore manufacturing of components as well as streamlining manufacturing operations in Utah and Tennessee.  Past experience has shown that when recessionary pressures start to subside, the pent up demand for capital equipment may be significant.  Expectations of the recessionary grip loosening during calendar 2010 leads us to a belief that capital equipment sales will start to rebound toward the end of fiscal year 2010.  Our efforts to prudently reduce costs during these difficult times should make us a leaner operation when demand ramps up once again.

Based on our defined strategic initiatives, we are focusing our resources in the following areas:

•	Reinforcing distribution through a strategy of recruiting direct sales representatives and working closely with the most successful distributors of capital equipment.

•	Improving sales by focusing sales strategies on pursuing business opportunities with Group Purchasing Organizations and large national and regional accounts.

•	Introducing and refining our first e-commerce solution in order to facilitate business opportunities and reduce transactional costs.

•
Significantly improving operational efficiencies through implementation of ideas generated by the recently completed operational analysis.  These ideas include lowering manufacturing and transactional costs, automating processes, redefining policies and procedures and working to make every customer a profitable customer.

•	Strengthening pricing management and procurement methodologies.

•
Minimizing expense associated with the Synergie product line until the economy improves and demand for capital equipment re-emerges.  In the meantime, seeking additional independent distributors and strategic partnerships.

•	Focusing international sales efforts on identifying key distributors and strategic partners who could represent the product line, particularly in Europe.

•	Continuing development of new, state-of-the-art products, both high-tech and commodity, in fiscal year 2010, for both the rehabilitation and aesthetic markets.

•	Exploring strategic business alliances that will leverage and complement the Company’s competitive strengths, increase market reach and supplement capital resources.

Cautionary Statement Concerning Forward-Looking Statements

The statements contained in this Form 10-Q, particularly the foregoing discussion in Part I Item 2,  Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not purely historical, are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements refer to our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” “intends,” and “potential,” among others. Forward-looking statements include, but are not limited to, statements regarding product development, market acceptance, financial performance, revenue and expense levels in the future and the sufficiency of existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed under the headings “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2009.  The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements, except as required by law.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks. Market risk is the potential risk of loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes. There have been no material changes in our market risk during the quarter ended September 30, 2009, although the weak general economy is expected to lead to greater discounting market-wide to stimulate sales in a declining economic environment.  We believe the current general economic conditions could lead to significantly diminished demand for the Company’s higher margin manufactured capital products in coming quarters.  In addition, further weakening of the general economy could result in greater risks of collections of accounts receivable.

Our primary market risk exposure is interest rate risk. As of September 30, 2009, approximately $5,000,000 of our debt bore interest at variable rates. Accordingly, our net income (loss) is affected by changes in interest rates. For every one hundred basis point change in the average interest rate under our existing debt, our annual interest expense would change by approximately $50,000.

In the event of an adverse change in interest rates, we could take actions to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), an evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2009.

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or that is reasonably likely to materially affect, our internal controls over financial reporting and we believe that our internal controls over financial reporting are effective.

PART II. OTHER INFORMATION

Item 5.  Other Information

NASDAQ Minimum Bid Requirement

On October 13, 2009, we received a Deficiency Letter from the NASDAQ Stock Market, notifying us that we failed to comply with the minimum bid requirement for continued inclusion under Marketplace Rule 4310(c)(4).  Under that rule, our common stock is required to maintain a minimum bid price of $1.00.  In accordance with Marketplace Rules, we have appealed this decision and a panel hearing has been set by NASDAQ where we will request an additional 180 days, or until April 11, 2010, to regain compliance with the bid price deficiency rule. The hearing will take place on November 19, 2009, in Washington, D.C.

We intend to use our best efforts to regain compliance with NASDAQ's minimum bid requirement. However, there can be no assurance that compliance with the minimum bid requirement will be achieved given the overall current condition of financial and capital markets in the United States.  If compliance is not achieved, our stock could be delisted from NASDAQ and begin trading on the OTC bulletin board.

Related Party Transaction

We lease office and distribution facilities in California owned by John Rajala, our national sales manager.  Mr. Rajala also owns 9.6% of our outstanding common stock.  The rental paid to Mr. Rajala for the leased facilities is $120,000 per year under a written lease agreement.  The term of the lease is 12 months with annual renewal periods and we believe that the rental payments are in line with the market prices for similar facilities in the area in which the leased premises are located.  This transaction with a related party has been approved by the audit committee of the Company’s Board of Directors.

Item 6.    Exhibits

(a)	Exhibits

3.1	Articles of Incorporation and Bylaws of Dynatronics Laser Corporation. Incorporated by reference to a Registration Statement on Form S-1 (No. 2-85045) filed with the SEC and effective November 2, 1984

3.2	Articles of Amendment dated November 21, 1988 (previously filed)

3.3	Articles of Amendment dated November 18, 1993 (previously filed)

10.1	Employment contract with Kelvyn H. Cullimore, Jr. (previously filed)

10.2	Employment contract with Larry K. Beardall (previously filed)

10.3	Loan Agreement with Zions Bank (previously filed)

10.5	Amended Loan Agreement with Zions Bank (previously filed)

10.6	1992 Amended and Restated Stock Option Plan (previously filed)

10.7	Dynatronics Corporation 2006 Equity Incentive Award Plan (previously filed as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed on October 27, 2006)

10.8
Form of Option Agreement for the 2006 Equity Incentive Plan for incentive stock options (previously filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006)

10.9
Form of Option Agreement for the 2006 Equity Incentive Plan for non-qualified options (previously filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006)

10.10	Building Lease Agreement with The Rajala Family Trust dated June 30, 2009

11	Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)

31.1	Certification under Rule 13a-14(a)/15d-14(a) of principal executive officer (filed herewith)

31.2	Certification under Rule 13a-14(a)/15d-14(a) of principal financial officer (filed herewith)

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNATRONICS CORPORATION
Registrant

Date November 13, 2009	/s/ Kelvyn H. Cullimore, Jr.
Kelvyn H. Cullimore, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date November 13, 2009	/s/ Terry M. Atkinson, CPA
Terry M. Atkinson, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)