Form 10-Q
period 2009-12-31
DYNATRONICS CORP
filed 2010-02-01
CIK 720875

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-12697


                            Dynatronics Corporation
                            -----------------------
             (Exact name of registrant as specified in its charter)

           Utah                                            87-0398434
           ----                                            -----------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification No.)

              7030 Park Centre Drive, Cottonwood Heights, UT 84121
              ----------------------------------------------------
               (Address of principal executive offices, Zip Code)

                                 (801) 568-7000
                                  -------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]                            Accelerated filer [   ]

Non-accelerated filer [   ]                        Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The number of shares outstanding of the registrant's common stock, no par value, as of January 22, 2010 is approximately 13.6 million.

                            DYNATRONICS CORPORATION
                                   FORM 10-Q
                        QUARTER ENDED DECEMBER 31, 2009
                               TABLE OF CONTENTS



                                                                     Page Number
                                                                     -----------

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements................................................1

Condensed Consolidated Balance Sheets
December 31, 2009 and June 30, 2009 (Unaudited) .............................1

Condensed Consolidated Statements of Operations (Unaudited)
Three and Six Months Ended December 31, 2009 and 2008........................2

Condensed Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended December 31, 2009 and 2008..................................3

Notes to Condensed Consolidated Financial Statements.........................4

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.......................................7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........14

Item 4.  Controls and Procedures............................................14

PART II. OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Security Holders................15

Item 5.  Other Information..................................................15

Item 6.  Exhibits...........................................................16

                            DYNATRONICS CORPORATION
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)


                                                    December 31,      June 30,
                                                         2009          2009
                                                   -------------  -------------
                  Assets

Current assets:
  Cash and cash equivalents                        $     362,763       141,714
  Trade accounts receivable, less allowance
    for doubtful accounts of $450,123 as of
    December 31, 2009 and $398,610 as of
    June 30, 2009                                      4,449,808     4,739,727
  Other receivables                                      109,985        99,110
  Inventories, net                                     5,971,500     6,199,251
  Prepaid expenses                                       254,915       333,273
  Prepaid income taxes                                         -        23,210
  Deferred income tax asset - net of
    long-term portion                                    503,809       466,783
                                                   -------------  -------------

       Total current assets                           11,652,780    12,003,068

Property and equipment, net                            3,439,791     3,349,239
Intangible asset, net                                    497,214       541,870
Other assets                                             293,612       359,171
Deferred income tax asset                                620,987       833,941
                                                   -------------  -------------

       Total assets                                $  16,504,384    17,087,289
                                                   =============  =============

     Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt           $     350,777       323,713
  Line of credit                                       4,338,752     4,602,651
  Warranty reserve                                       191,047       191,047
  Accounts payable                                     1,517,461     1,795,520
  Accrued expenses                                       454,503       446,327
  Accrued payroll and benefits expenses                  249,895       426,623
                                                   -------------  -------------

       Total current liabilities                       7,102,435     7,785,881

Long-term debt, net of current portion                 2,712,476     2,881,659
                                                   -------------  -------------

       Total liabilities                               9,814,911    10,667,540
                                                   -------------  -------------

Commitments and contingencies

Stockholders' equity:
  Common stock, no par value.  Authorized
    50,000,000 shares; issued 13,659,387
    shares as of December 31, 2009 and
    13,675,387 shares as of June 30, 2009              7,929,500     7,916,699
  Accumulated deficit                                 (1,240,027)   (1,496,950)
                                                   -------------  -------------

       Total stockholders' equity                      6,689,473     6,419,749

                                                   -------------  -------------
       Total liabilities and stockholders' equity  $  16,504,384     17,087,289
                                                   =============  =============


See accompanying notes to condensed consolidated financial statements.

                                           DYNATRONICS CORPORATION
                                Condensed Consolidated Statements of Operations
                                                  (Unaudited)

                                                        Three Months Ended              Six Months Ended
                                                            December 31                    December 31
                                                        2009           2008            2009           2008
                                                   -------------  --------------  -------------  -------------
Net sales                                          $   8,501,437       8,718,893     16,783,900    16,715,042
Cost of sales                                          5,174,060       5,405,338     10,277,181    10,205,845
                                                   -------------  --------------  -------------  -------------
       Gross profit                                    3,327,377       3,313,555      6,506,719     6,509,197

Selling, general, and administrative expenses          2,699,357       2,827,427      5,411,726     5,804,074
Research and development expenses                        206,882         265,718        422,850       527,747
                                                   -------------  --------------  -------------  -------------
       Operating income                                  421,138         220,410        672,143       177,376
                                                   -------------  --------------  -------------  -------------

Other income (expense):
  Interest income                                          2,264           1,390          5,063         1,797
  Interest expense                                      (120,833)       (139,556)      (239,827)     (290,628)
  Other income, net                                        7,633           7,673         14,597        10,543
                                                   -------------  --------------  -------------  -------------
       Net other income (expense)                       (110,936)       (130,493)      (220,167)     (278,288)
                                                   -------------  --------------  -------------  -------------

       Income (loss) before income tax provision
         (benefit)                                       310,202          89,917        451,976      (100,912)

Income tax provision (benefit)                           121,903          35,319        195,053       (16,559)
                                                   -------------  --------------  -------------  -------------

       Net income (loss)                           $     188,299          54,598        256,923       (84,353)
                                                   =============  ==============  =============  =============

Basic and diluted net income (loss) per common
   share                                           $        0.01            0.00           0.02         (0.01)
                                                   =============  ==============  =============  =============

Weighted-average basic and diluted common shares outstanding (note 2)

     Basic                                            13,659,517      13,657,207     13,667,387    13,657,752

     Diluted                                          13,671,397      13,657,207     13,680,563    13,657,752


See accompanying notes to condensed consolidated financial statements.

                            DYNATRONICS CORPORATION
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                         Six Months Ended
                                                             December 31
                                                       2009            2008
                                                   -------------  -------------
Cash flows from operating activities:
   Net income (loss)                               $     256,923       (84,353)
   Adjustments to reconcile net income (loss)
      to net cash provided  by (used in)
      operating activities:
       Depreciation and amortization of property
         and equipment                                   145,504       178,154
       Amortization of intangible asset                   44,656        44,656
       Stock-based compensation expense                   25,684        31,099
       Change in deferred income tax asset, net          175,928       (38,310)
       Provision for doubtful accounts receivable         54,000        24,000
       Provision for inventory obsolescence               60,000        72,000
       Provision for warranty reserve                     90,252       144,106
       Deferred compensation                                   -        18,900
       Change in operating assets and liabilities:
         Receivables                                     225,044      (194,331)
         Inventories                                     167,751      (828,006)
         Prepaid expenses and other assets               143,917      (208,008)
         Accounts payable and accrued expenses          (536,863)      558,255
         Income tax payable                               23,211        94,082
                                                   -------------  -------------

               Net cash provided by (used in)
               operating activities                      876,007      (187,756)
                                                   -------------  -------------

Cash flows from investing activities:
   Capital expenditures                                 (236,056)      (98,299)
                                                   -------------  -------------

               Net cash used in investing
               activities                               (236,056)      (98,299)
                                                   -------------  -------------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt               18,630             -
   Principal payments on long-term debt                 (160,750)     (142,598)
   Net change in line of credit                         (263,899)      390,018
   Redemption of common stock                            (12,883)      (10,138)
                                                   -------------  -------------

               Net cash provided by (used in)
               financing activities                     (418,902)      237,282
                                                   -------------  -------------

               Net change in cash and cash
                equivalents                              221,049       (48,773)

Cash and cash equivalents at beginning of period         141,714       288,481
                                                   -------------  -------------

Cash and cash equivalents at end of period         $    362,763        239,708
                                                   =============  =============

Supplemental disclosures of cash flow information:
   Cash paid for interest                          $     260,442       295,754
   Cash paid for income taxes                              8,400        20,886

See accompanying notes to condensed consolidated financial statements.

                            DYNATRONICS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.  PRESENTATION

The condensed consolidated balance sheets as of December 31, 2009 and June 30, 2009, the condensed consolidated statements of operations for the three and six months ended December 31, 2009 and 2008, and the condensed consolidated statements of cash flows for the six months ended December 31, 2009 and 2008 were prepared by Dynatronics Corporation without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the Company's financial position, results of operations and cash flows. The results of operations for the three and six months ended December 31, 2009 are not necessarily indicative of the results for the fiscal year ending June 30, 2010. The Company has previously filed with the SEC an annual report on Form 10-K which included audited financial statements for each of the two years ended June 30, 2009 and 2008. It is suggested that the financial statements contained in this Form 10-Q be read in conjunction with the statements and notes thereto contained in the Company's most recent Form 10-K.

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

The net income (loss) per common share was the same for both the basic and diluted calculation for the three and six months ended December 31, 2009 and 2008. The reconciliation between the basic and diluted weighted-average number of common shares outstanding for the three and six months ended December 31, 2009 and 2008 is as follows:

                                Three Months Ended        Six Months Ended
                                   December 31,              December 31,
                                 2009        2008         2009         2008
                              ----------  ----------   ----------   ----------
Basic weighted-average
number of common shares
outstanding during the
period                        13,659,517  13,657,207   13,667,387   13,657,752

Weighted-average number
of dilutive common stock
options outstanding during
the period                        11,880           -       13,176           -
                              ----------  ----------   ----------   ----------

Diluted weighted-average
number of common and
common equivalent shares
outstanding during the
period                        13,671,397  13,657,207   13,680,563   13,657,752
                              ==========  ==========   ==========   ==========

Outstanding options not included in the computation of diluted net income (loss) per common share, because they were anti-dilutive, for the three and six-month periods ended December 31, 2009 and 2008 totaled 929,986 and 1,095,547, respectively.

NOTE 3. STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee's requisite service period. The Company recognized $13,046 and $15,675 in stock-based compensation during the three months ended December 31, 2009 and 2008, respectively, and recognized $25,684 and $31,099 in stock-based compensation during the six months ended December 31, 2009 and 2008, respectively, as selling, general, and administrative expenses in the condensed consolidated statements of operations.

Stock Options. The Company maintains a 2005 equity incentive plan for the benefit of employees. Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other share-based awards may be granted under the plan. Awards granted under the plan may be performance-based. As of December 31, 2009, there were 1,010,405 shares of common stock authorized and reserved for issuance, but not granted under the terms of the 2005 equity incentive plan, as amended.

The following table summarizes the Company's stock option activity during the six-month period ended December 31, 2009. There were no options granted during the three month period ended December 31, 2009:

                                                                    Weighted-
                                                                     Average
                                                     Number of       Exercise
                                                      options         Price
                                                   -------------  -------------
Outstanding at beginning of period                       960,104  $       1.39
Granted                                                   58,120           .84
Exercised                                                      -             -
Cancelled                                                (55,697)         1.35
                                                   -------------
Outstanding at end of period                             962,527          1.36
                                                   =============

Exercisable at end of period                             557,196          1.65
                                                   =============

The Black-Scholes option-pricing model is used to estimate the fair value of options granted under the Company's stock option plan. The weighted-average fair value of stock options granted under the plan for the six months ended December 31, 2009 and 2008 were based on the following assumptions at the date of grant as follows:

                                                        Three Months Ended
                                                           December 31,
                                                        2009            2008
                                                   -------------  -------------
Expected dividend yield                                      0%             0%
Expected stock price volatility                        58 - 59%       57 - 59%
Risk-free interest rate                             3.31 - 3.72%   3.85 - 4.14%
Expected life of options                               10 years       10 years
Weighted-average grant date fair value             $        .59            .45

Expected option lives and volatilities are based on historical data of the Company. The risk-free interest rate is based on the US Treasury Bill rate on the grant date for constant maturities that correspond with the option life. Historically, the Company has not declared dividends and there are no future plans to do so.

No options were exercised during the three and six months ended December 31, 2009. As of December 31, 2009, there was approximately $115,807 of total unrecognized stock-based compensation cost related to grants under the stock option plan that will be expensed over a weighted-average period of 5 years. There was $14,803 of intrinsic value for options outstanding as of December 31, 2009.

NOTE 4.  COMPREHENSIVE INCOME (LOSS)

For the three and six months ended December 31, 2009 and 2008, comprehensive income (loss) was equal to the net income (loss) as presented in the accompanying condensed consolidated statements of operations.

NOTE 5.  INVENTORIES

Inventories consisted of the following:
                                                    December 31,     June 30,
                                                        2009          2009
                                                   -------------  -------------
Raw materials                                      $   2,184,401     2,523,375
Finished goods                                         4,212,638     4,014,664
Inventory obsolescence reserve                          (425,539)     (338,788)
                                                   -------------  -------------
                                                   $   5,971,500     6,199,251
                                                   =============  =============

NOTE 6. RELATED PARTY TRANSACTIONS

The Company leases office and warehouse space in Girard, Ohio; Detroit, Michigan; Hopkins, Minnesota; and Pleasanton, California from four significant shareholders and former independent distributors on an annual basis under operating lease arrangements. Management believes the lease agreements are on an arms-length basis and the terms are equal to or more favorable than would be available to other third parties. The expense associated with these related party transactions total $52,238 and $102,652 for the three and six months ended December 31, 2009, respectively.

NOTE 7. SUBSEQUENT EVENTS

The Company evaluated subsequent events through the time of filing these financial statements with the SEC on February 1, 2010.

NOTE 8. RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements Not Yet Adopted

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (FASB ASU 09-13), "Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)." FASB ASU 09-13 updates the existing multiple-element arrangement guidance currently in FASB Topic 605-25 (Revenue Recognition - Multiple-Element Arrangements). This new guidance eliminates the requirement that all undelivered elements have objective evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to the items that have already been delivered. Further, companies will be required to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately by either the Company itself or other vendors. This new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised guidance will be effective for the first annual period beginning on or after June 15, 2010. The Company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. The Company is currently evaluating the impact FASB ASU 09-13 will have on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14 (FASB ASU 09-14), "Certain Revenue Arrangements That Include Software Elements--a consensus of the FASB Emerging Issues Task Force," that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in FASB ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under this new guidance, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product's essential functionality, and undelivered components that relate to software that is essential to the tangible product's functionality. FASB ASU 09-14 also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). This guidance will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. However, the Company must elect the same transition method for this guidance as that chosen for FASB ASU No. 2009-13. The Company is currently evaluating the impact FASB ASU 09-14 will have on its consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Our principal business is the design, manufacture, marketing, distribution and sale of physical medicine products and aesthetic products. We manufacture and distribute a broad line of medical equipment including therapy devices, medical supplies and soft goods, treatment tables and rehabilitation equipment. Our line of aesthetic equipment includes aesthetic massage and microdermabrasion devices, as well as skin care products. Our products are sold to and used primarily by physical therapists, chiropractors, sports medicine practitioners, podiatrists, plastic surgeons, dermatologists, aestheticians and other aesthetic services providers. We operate on a fiscal year ending June 30. For example, reference to fiscal year 2010 refers to the year ended June 30, 2010.

Recent Developments

      We introduced the new V-Force vibration therapy device to the market in the fourth fiscal quarter of fiscal year 2009. This new unit employs powerful, whole-body vibration technology, which provides neuromuscular training to increase strength, improve balance and enhance flexibility. Whole-body vibration therapy has been the subject of extensive research for many years with numerous clinical studies demonstrating how neuromuscular training is effective in the areas of balance/fall prevention, circulation, knee rehabilitation, low back pain, range of motion and a host of other neuromuscular conditions.

      We expanded our direct sales team from 36 sales representatives in fiscal year 2008 to 51 sales representatives by January 2010. Our expanded sales force now consists of 27 direct sales employees and 24 independent sales representatives, extending our reach into direct sales to the market. We intend to recruit additional seasoned direct sales representatives as well as stable independent distributors in geographical areas where distribution has been diminished due to consolidation activities in our industry.

      Over the past year, we have undertaken an aggressive internal campaign to improve operating efficiencies. We identified a number of opportunities to improve cash flows and operational efficiencies, as well as strengthen margins and reduce manufacturing and other costs. These changes are specifically targeted at lowering transaction costs, obtaining better pricing and terms from vendors and service providers, streamlining customer service and production processes, and improving our sales support functions. Implementation of all ideas generated through this campaign is projected to yield net economic benefits of approximately $2,000,000 annually. Some of the results of the campaign had been implemented as of December 31, 2009 and the remaining ideas are expected to be implemented by the end of fiscal year 2010.

Results of Operations

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing in Part I, Item 1 of this report, and our Annual Report on Form 10-K for the year ended June 30, 2009, which includes audited financial statements for the year then ended. Results of operations for the partial year ended December 30, 2009 are not necessarily indicative of the results that will be achieved for the full fiscal year ending June 30, 2010.

Net Sales

      Net sales were $8,501,437 for the quarter ended December 31, 2009, compared to $8,718,893 for the quarter ended December 31, 2008. Net sales were $16,783,900 for the six months ended December 31, 2009, compared to $16,715,042 for the same period in 2008. Despite the difficult economic conditions in the United States, we were able to maintain sales within 2% of last year's results for the quarter and we generated a small increase in sales compared to last year's six months results. Recessionary pressures have resulted in reduced demand for capital equipment over the past 12 months. However, sales of manufactured capital equipment for the rehabilitation market experienced a $287,739 increase in the quarter ended December 31, 2009, compared to the quarter ended December 31, 2008. That 10% increase in sales of higher margin manufactured equipment marks the first quarter in the last six quarters that this category experienced an increase. This is a positive indicator that the recessionary pressures are starting to abate. This increase was offset by a $505,195 decrease in sales of medical supplies, treatment tables and aesthetic products during the quarter ended December 31, 2009. This was an 8% overall decline in this product category reflecting a sluggish start to the quarter.

Gross Profit

      Gross profit was $3,327,377, or 39.1% of net sales, for the quarter ended December 31, 2009, compared to $3,313,555, or 38.0% of net sales, for the quarter ended December 31, 2008. Gross profit was $6,506,719, or 38.8% of net sales, for the six months ended December 31, 2009, compared to $6,509,197, or 38.9% of net sales, for the six months ended December 31, 2008. The increase in gross margin as a percentage of sales for the quarter ended December 31, 2009 is attributable to product mix more favorable to higher-margin medical devices than the lower margin supply business when compared to the same quarter last year. As economic conditions gradually improve, demand for higher margin capital products is expected to increase, which would improve gross margins in future periods.

Selling, General, and Administrative Expenses

      Selling, general, and administrative ("SG&A") expenses decreased $128,070, or 4.5%, to $2,699,357, or 31.8% of net sales, for the quarter ended December 31, 2009, from $2,827,427, or 32.4% of net sales, for the fiscal second quarter ended December 31, 2008. SG&A expenses decreased $392,348, or 6.8%, to $5,411,726, or 32.2% of net sales, for the six months ended December 31, 2009, from $5,804,074, or 34.7% of net sales, for the six months ended December 31, 2008. The decrease in SG&A expenses for the quarter and six months ended December 31, 2009 is primarily the result of our internal cost reduction campaign to improve efficiencies. We targeted lowering transaction costs, obtaining better pricing and terms from service providers, streamlining customer service and production processes, and improving our sales support functions. The impact of these changes in SG&A expenses for the quarter ended December 31, 2009, included:

         o  $50,879 in lower selling expenses
         o  $127,486 in lower labor and operating costs
         o $50,295 in higher general and administrative expenses (primarily related to fees paid to a consultant)

         For the six months ended December 31, 2009, the changes on SG&A expenses included:

         o  $258,885 in lower selling expenses
         o  $247,617 in lower labor and operating costs
         o $114,154 in higher general and administrative expenses (primarily related to fees paid to a consultant)

      Our campaign to reduce costs and streamline operations was conducted in conjunction with Vici Capital Partners who provided key consulting services. Vici Capital Partners received $275,000 in compensation for consulting services with $125,000 earned in the fourth quarter of fiscal year 2009, $100,000 in the first quarter of fiscal year 2010, and $50,000 in the second quarter of fiscal year 2010.

Research and Development Expenses

      Research and development ("R&D") expenses decreased $58,836, or 22.1%, to $206,882 for the quarter ended December 31, 2009, from $265,718 for the quarter ended December 31, 2008. R&D expenses also decreased as a percentage of net sales for the quarter ended December 31, 2009, to 2.4 % from 3.0% of net sales for the quarter ended December 31, 2008. R&D expenses decreased $104,897, or 19.9%, to $422,850 for the six months ended December 31, 2009, from $527,747 for the six months ended December 31, 2008. R&D costs are expensed as incurred. We expect to continue our commitment to developing innovative products for the physical medicine market in fiscal year 2010 and in future periods in order to position us for growth. We anticipate that R&D expenses as a percentage of net sales and in absolute terms will increase modestly over the coming quarters based on the schedule of new products currently under development. Current year decreases reflect a strategy shift to outsourcing some R&D functions, thus eliminating some personnel costs.

Income (Loss) Before Income Taxes

      Pre-tax income more than tripled for the quarter ended December 31, 2009, to $310,202 compared to $89,917 for the quarter ended December 31, 2008. Pre-tax income for the six months ended December 31, 2009, increased to $451,976 compared to a pre-tax loss of $100,912 for the six months ended December 31, 2008. The improvement in pre-tax income was primarily a result of the reduction in SG&A and R&D expenses for the fiscal 2010 periods compared to the prior year results. Lower interest expenses also contributed to the improved operating results for the quarter ended December 31, 2009, compared to the prior year period.

Income Tax Provision (Benefit)

      Income tax provision was $121,903 for the quarter ended December 31, 2009, compared to $35,319 for the quarter ended December 31, 2008. Income tax provision was $195,053 for the six months ended December 31, 2009, compared to an income tax benefit of $16,559 for the six months ended December 31, 2008. The effective tax rate for the second fiscal quarters of 2009 and 2008 was 39.3%. The effective tax rate for the six months ended December 31, 2009, was 43.2% compared to 16.4% for the prior year period. The increase in the effective tax rate for the six months ended December 31, 2009 to 43.2% from 39.3% is attributable to a lower than expected refund rate on a loss carry back. The lower effective tax rate in 2008 was a result of the permanent non-deductibility of certain stock-based compensation.

Net Income (Loss)

      Net income increased to $188,299, or $.01 per share, for the quarter ended December 31, 2009, compared to $54,598, or $.00 per share, for the quarter ended December 31, 2008. Net income increased to $256,923, or $.02 per share, for the six months ended December 31, 2009, compared to a net loss of $84,353, or ($.01 per share), for the six months ended December 31, 2008. The main factors contributing to the improvement in net income for the quarter and six months ended December 31, 2009 were the reduction in SG&A expenses and lower R&D and interest expenses.

Liquidity and Capital Resources

      We have financed operations through available cash reserves and borrowings under a line of credit with a bank. Working capital was $4,403,745 as of December 31, 2009 inclusive of the current portion of long-term obligations and credit facilities, compared to working capital of $4,217,187 as of June 30, 2009.

Accounts Receivable

      Trade accounts receivable, net of allowance for doubtful accounts, decreased $289,919, or 6.1%, to $4,449,808 as of December 31, 2009, compared to $4,739,727 as of June 30, 2009. Trade accounts receivable represent amounts due from our dealer network as well as from medical practitioners and clinics. We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers. Accounts receivable are generally collected within 30 days of the agreed terms.

Inventories

      Inventories, net of reserves, decreased $227,751, or 3.7%, to $5,971,500 as of December 31, 2009, compared to $6,199,251 as of June 30, 2009. While the amount of inventory we carry fluctuates each period based on the timing of large inventory purchases from overseas suppliers, the Company is working to reduce inventory levels modestly while still meeting customer needs.

Accounts Payable

      Accounts payable decreased $278,059, or 15.5%, to $1,517,461 as of December 31, 2009, compared to $1,795,520 as of June 30, 2009. The decrease in accounts payable is a result of the timing of our weekly payments to suppliers and the timing of purchases of product components. Accounts payable are generally not aged beyond the terms of our suppliers. We take advantage of available early payment discounts when offered by our vendors.

Accrued Expenses

      Accrued expenses increased $8,176, or 1.8%, to $454,503 as of December 31, 2009, compared to $446,327 as of June 30, 2009. Accrued expenses consist of accrued real and personal property taxes, sales tax liabilities, accrued royalties, commissions, professional fees, directors fees, product liability deductions, interest expense and miscellaneous other expenses.

Accrued Payroll and Benefits Expenses

      Accrued payroll and benefits expenses decreased $176,728, or 41.4%, to $249,895 as of December 31, 2009, compared to $426,623 as of June 30, 2009. The decrease in accrued payroll and benefits expenses is related to the number of days within a pay period that require accrual as of the end of our reporting period and a decrease in personnel as part of our cost reduction initiatives.

Cash and Cash Equivalents

      Our cash position as of December 31, 2009 was $362,763, an increase of 156.0%, or $221,049, from cash of $141,714 as of June 30, 2009. We believe that improved cash flows from operating activities will continue through higher sales and margins, improved management of accounts receivable, reduction of current inventory levels and reduction of operating expenses. We expect that cash flows from operating activities, together with amounts available through an existing line of credit facility, will be sufficient to cover operating needs in the ordinary course of business for the next twelve months. If we experience an adverse operating environment, including a further worsening of the general economy in the United States, or unusual capital expenditure requirements, additional financing may be required. However, no assurance can be given that additional financing, if required, would be available on terms favorable to the Company, or at all.

Line of Credit

      The outstanding balance on our line of credit with a bank decreased $263,899, to $4,338,752 as of December 31, 2009, compared to $4,602,651 as of
June 30, 2009, and $6,208,338 as of December 31, 2008. Interest on the line of credit is based on the 90-day LIBOR rate (0.25% as of December 31, 2009) plus 4% with a minimum interest rate of 4.5% per annum. The line of credit is collateralized by accounts receivable and inventories, as well as a security interest in our headquarters facility in Cottonwood Heights, Utah. Borrowing limitations are based on approximately 45% of eligible inventory and up to 80% of eligible accounts receivable, up to a maximum credit facility of $7,000,000. Interest payments on the line are due monthly. As of December 31, 2009, the borrowing base was approximately $6,177,000, resulting in approximately $1,800,000 available on the line. The line of credit is renewable in December 2010 and includes covenants requiring us to maintain certain financial ratios. As of December 31, 2009, we were in compliance with the loan covenants.

      The current ratio was 1.6 to 1 as of December 31, 2009, compared to 1.5 to 1 as of June 30, 2009. Current assets represented 70% of all assets as of December 31, 2009 and June 30, 2009.

Debt

      Long-term debt, excluding current portion, totaled $2,712,476 as of December 31, 2009, compared to $2,881,659 as of June 30, 2009. Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee. The principal balance on the mortgage loans is approximately $2,848,000 with monthly principal and interest payments of $32,039.

Inflation and Seasonality

      Our revenues and net income from continuing operations have not been unusually affected by inflation or price increases for raw materials and parts from vendors.

      Our business operations are not materially affected by seasonality factors.

Critical Accounting Policies

      The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of our assets, liabilities, net sales and expenses. Management bases these estimates on historical experience and other assumptions it believes to be reasonable given the circumstances and evaluates these estimates on an ongoing basis. Actual results may differ from these estimates. We believe that the following critical accounting policies involve a high degree of judgment and complexity. They reflect the significant estimates and judgments used in the preparation of our condensed consolidated financial statements.

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

         o   Forecasted sales;

         o   Product obsolescence;

         o   Technological innovations; and

         o Character of the inventory as a distributed item, finished manufactured item or raw material.

      Any modifications to estimates of inventory valuation reserves are reflected in cost of goods sold within the statements of operations during the period in which such modifications are determined necessary by management. As of December 31, 2009 and June 30, 2009, our inventory valuation reserve balance, which established a new cost basis, was $425,539 and $338,788, respectively, and our inventory balance was $5,971,500 and $6,199,251, net of reserves, respectively.

Revenue Recognition

      Prior to fiscal year 2008, the majority of our product sales were to customers who were independent distributors. Beginning in fiscal year 2008, as a result of acquiring six of our top distributors, a significant portion of our sales were generated through our new direct sales force. Our sales force and distributors sell our products to end users, including physical therapists, professional trainers, athletic trainers, chiropractors, medical doctors and aestheticians. With the acquisition of the key distributors, we effectively reduced our dependence on sales by independent distributors. Sales revenues are recorded when products are shipped FOB shipping point under an agreement with a customer, risk of loss and title have passed to the customer, and collection of any resulting receivable is reasonably assured. Amounts billed for shipping and handling of products are recorded as sales revenue. Costs for shipping and handling of products to customers are recorded as cost of sales.

Allowance for Doubtful Accounts

      We must make estimates of the collectability of accounts receivable. In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our trade accounts receivable balance was $4,449,808 and $4,739,727, net of allowance for doubtful accounts of $450,123 and $398,610, as of December 31, 2009 and June 30, 2009, respectively.

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

Business Plan and Outlook

      In fiscal year 2010, we continue to pursue a focused strategy to improve sales and overall operations that includes the following elements:

         o strengthening distribution channels by adding direct sales representatives and dealers in key locations

         o   developing sales with large chains of clinics and national accounts

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

      The landscape of our primary market, the physical medicine marketplace, continues to change. Past years saw consolidation among manufacturers and distributors including our own acquisitions completed in fiscal years 2007 and 2008. More recently, two additional significant changes have taken place. According to its filings under the Securities Exchange Act of 1934, DJO, Inc. has closed its Chattanooga Group operations and undertaken the redistribution of those manufacturing, R&D and support functions to other DJO facilities, in and out of the United States. Chattanooga Group has been a primary competitor of the Company for many years. The effect of this announcement is that the full operations of the former Chattanooga Group have been reduced to a product brand sold by DJO through non-proprietary distribution channels. In addition, DJO, Inc. has disclosed that it has sold its Empi Therapy Solutions catalog division to Patterson Medical (Sammons Preston), another competitor of the Company. This will essentially eliminate Empi as a significant catalog competitor and further reduce competition in our market. These consolidations combined with prior year consolidations and continuing declines in the number of independent distributors has significantly narrowed distribution channels in our market. At the present time, we believe that there remain only two companies with a national direct sales force selling proprietary and distributed products: Dynatronics and Patterson Medical (through its Sammons Preston subsidiary). All other distribution in our market is directed through catalog companies with no direct sales force, or through independent local dealers. However, the network of local independent dealers is rapidly diminishing due to consolidation efforts and increased competition from Dynatronics, Sammons Preston and catalog companies. In the past year, we have reinforced our direct sales team to include 27 direct sales employees and 24 independent sales representatives. In addition to these direct sales representatives, we continue to enjoy a strong relationship with scores of local dealers. We believe we have the best trained and most knowledgeable combined sales force in the industry. The recent changes within our market provide a unique opportunity for us to grow market share in the coming years through recruitment of the best sales representatives and dealers.

      With the broad line of products we now offer and a strong sales force that we expect will only grow stronger in the coming year, we believe that we are well positioned to develop relationships with large chains of clinics and hospitals, national accounts and Group Purchasing Organizations (GPO's) that purchase only on contract. This is a segment of business which was previously closed to us because we were not an approved vendor with the various GPO's and national or regional chains of care facilities. With the broader offering of products now available through our catalog, we are better able to compete for this high volume business.

      To further our efforts to recruit the best direct sales representatives and dealers as well as to better appeal to the large GPO's and national customers, we will continue to improve efficiencies of our operations and the sales support for the industry. Chief among those changes will be the introduction of our first true e-commerce solution. This launch is scheduled to occur in the third quarter of fiscal year 2010. With the introduction of this e-commerce solution, customers will be able to more easily place orders and obtain information about their accounts. Sales representatives will be more effective with an abundance of information available to them electronically. Not only is our e-commerce solution expected to improve sales, but it will significantly reduce our transactional costs thus enabling us to accommodate higher sales without significantly increasing overhead.

      We will also continue to focus on new product innovation. The introduction of V-Force in fiscal year 2009 once again demonstrates our commitment to innovation as we are the first to introduce this technology to the rehabilitation markets we serve. Several new products are currently under development and are scheduled for introduction in the next 12 to 15 months. The commitment to innovation of high quality products has been a hallmark of Dynatronics and will continue throughout the coming year.

      Economic pressures from the current recession not only have affected available credit that would facilitate large capital purchases, but have also reduced demand for discretionary services such as those provided by our aesthetic products. As a result, we trimmed back our expenses in the Synergie division to be more reflective of the current environment. Fortunately, the Synergie Elite aesthetic product line introduced in April 2008 continues to have appeal due to its design and price point. We believe that our aesthetic devices remain the best value on the market. We are seeking innovative ways to market our products including strategic partnerships, both domestic and international, to help regain sales momentum. As the economy begins to improve over the coming year, we expect to see increased sales of these higher margin products.

      We have long believed that international markets present an untapped potential for growth and expansion. Adding new distributors in several countries will be the key to this expansion effort. Our past efforts to improve international marketing have yielded only marginal improvements. We remain committed, however, to finding the most cost effective ways to expand our markets internationally. Over the coming year our efforts will be focused on partnering with key manufacturers and distributors interested in our product line or technology. Our Cottonwood Heights operation, where all electrotherapy, ultrasound, traction, light therapy and Synergie products are manufactured, is certified to ISO 13485, an internationally recognized standard of excellence in medical device manufacturing. This designation is an important requirement in obtaining the CE Mark certification, which allows us to market our products in the European Union and other foreign countries.

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

      With the sale of our manufactured capital equipment being the largest contributor to margin generation, we have placed renewed emphasis on improving manufacturing operations, including considering more offshore manufacturing of components as well as streamlining manufacturing operations in Utah and Tennessee. Past experience has shown that when recessionary pressures start to subside, the pent up demand for capital equipment may be significant. Expectations of the recessionary grip loosening during calendar 2010 lead us to believe that capital equipment sales will start to rebound during the year. The most recent quarter was the first in more than a year in which sales of capital equipment increased over the comparable quarter. Our efforts to prudently reduce costs during these difficult times should make us a leaner operation when demand ramps up once again.

      Based on our defined strategic initiatives, we are focusing our resources in the following areas:

            o Reinforcing distribution through a strategy of recruiting direct sales representatives and working closely with the most successful distributors of capital equipment.

            o Improving sales by focusing sales strategies on pursuing business opportunities with large chains of clinics, national and regional accounts, and Group Purchasing Organizations.

            o Introducing and refining our first e-commerce solution in order to facilitate business opportunities and reduce transactional costs.

            o Significantly improving operational efficiencies through implementation of ideas generated by the recently completed operational analysis conducted with the help of Vici Capital Partners. These ideas include lowering manufacturing and transactional costs, automating processes, redefining policies and procedures and working to make every customer a profitable customer.

            o Strengthening pricing management and procurement methodologies.

            o Minimizing expense associated with the Synergie product line until the economy improves and demand for capital equipment re-emerges, and, in the meantime, seeking additional independent distributors and strategic partnerships.

            o Focusing international sales efforts on identifying key distributors and strategic partners who could represent the Company's product line, particularly in Europe.

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

Cautionary Statement Concerning Forward-Looking Statements
----------------------------------------------------------

      The statements contained in this Form 10-Q, particularly the foregoing discussion in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, that are not purely historical, are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements refer to our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as "believes," "expects," "anticipates," "should," "plans," "estimates," "intends," and "potential," among others. Forward-looking statements include, but are not limited to, statements regarding product development, market acceptance, financial performance, revenue and expense levels in the future and the sufficiency of existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed under the headings "Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2009. The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements, except as required by law.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to various market risks. Market risk is the potential risk of loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes. There have been no material changes in our market risk during the quarter ended December 31, 2009, although the general weakness in the U.S. economy is expected to lead to greater discounting market-wide to stimulate sales in a declining economic environment. In addition, further weakening of the economy could result in greater risks of collections of accounts receivable.

      Our primary market risk exposure is interest rate risk. As of December 31, 2009, approximately $5,600,000 of our debt bore interest at variable rates. Accordingly, our net income (loss) is affected by changes in interest rates. For every one hundred basis point change in the average interest rate under our existing debt, our annual interest expense would change by approximately $56,000.

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

      As required by SEC Rule 13a-15(b), an evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2009.

      There has been no change in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or that is reasonably likely to materially affect, our internal controls over financial reporting and we believe that our internal controls over financial reporting are effective.

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      Our Annual Meeting of Shareholders was held in Salt Lake City, Utah on November 24, 2009. At this meeting, the following actions were submitted and approved by vote of the shareholders:

            (1)   Election of five directors; and

            (2) Ratification of the Board's selection of Tanner LC as our independent registered public accounting firm for the fiscal year ending June 30, 2010.

      A total of 10,554,082 shares (approximately 77.3%) of the issued and outstanding shares of the Company were represented by proxy or in person at the meeting. These shares were voted on the matters described above as follows:

1.  For the nominees for director as follows:

                                       Number of Shares     Number of Shares
     Name                                   For            Abstaining/Withheld
     Kelvyn H. Cullimore, Jr.            10,053,089               432,664
     Larry K. Beardall                   10,109,287               432,664
     Howard L. Edwards                   10,121,418               432,664
     Val J. Christensen                  10,121,418               432,664
     Joseph H. Barton                    10,121,418               432,664

2. For the ratification of Tanner LC as the Company's independent registered public accounting firm, as follows:

     Number of Shares             Number of Shares       Number of Shares
     For                               Against          Abstaining/Withheld
            10,348,372                 101,046                104,845

Item 5.  Other Information

NASDAQ Minimum Bid Requirement

      On January 29, 2010, we received a Letter of Compliance from the NASDAQ Stock Market, notifying us that the prior deficiency in the minimum bid requirement has been cured and we are now in compliance with the minimum bid requirement for continued inclusion under Marketplace Rule 4310(c)(4).

Related Party Transaction

      We lease office and distribution facilities in California owned by John Rajala, a shareholder and our director of business development. Mr. Rajala also beneficially owns 9.6% of our outstanding common stock. The rental paid to Mr. Rajala for the leased facilities is $120,000 per year under a written lease agreement. The term of the lease is 12 months with annual renewal periods and we believe that the rental payments are in line with the market prices for similar facilities in the area in which the leased premises are located. This transaction with a related party has been approved by the audit committee of the Company's Board of Directors.

      In addition, the Company leases office and warehouse space in Girard, Ohio; Detroit, Michigan; and Hopkins, Minnesota; from three shareholders and former independent distributors on an annual basis under operating lease arrangements. Management believes the lease agreements are on an arms-length basis and the terms are equal to or more favorable than would be available to other third parties. The expense associated with these related party transactions total $22,238 and $42,652 for the three and six months ended December 31, 2009, respectively.

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


                                      DYNATRONICS CORPORATION
                                  Registrant


Date    February 1, 2010           /s/ Kelvyn H. Cullimore, Jr.
     --------------------         -----------------------------
                                  Kelvyn H. Cullimore, Jr.
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


Date    February 1, 2010           /s/ Terry M. Atkinson, CPA
     --------------------         ---------------------------
                                  Terry M. Atkinson, CPA
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

--------------------------------------------------------------------------------