Form 10-Q
period 2010-03-31
DYNATRONICS CORP
filed 2010-05-17
CIK 720875

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

                                       or

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

Large accelerated filer [   ]                            Accelerated filer [  ]

Non-accelerated filer [   ]
(Do not check if a smaller reporting company)    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The number of shares outstanding of the registrant's common stock, no par value, as of May 10, 2010 is 13,591,155.

                            DYNATRONICS CORPORATION
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 2010
                               TABLE OF CONTENTS



                                                                    Page Number
                                                                    -----------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................1

         Condensed Consolidated Balance Sheets
         March 31, 2010 and June 30, 2009 (Unaudited) .....................1

         Condensed Consolidated Statements of Income (Unaudited)
         Three and Nine Months Ended March 31, 2010 and 2009...............2

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         Nine Months Ended March 31, 2010 and 2009.........................3

         Notes to Condensed Consolidated Financial Statements..............4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................7

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk.............................................................13

Item 4.  Controls and Procedures..........................................13

PART II. OTHER INFORMATION

Item 5.  Other Information................................................13

Item 6.  Exhibits.........................................................14

                            DYNATRONICS CORPORATION
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)


                                                    March 31,        June 30,
                                                      2010             2009
                                                  -------------   --------------

                Assets

Current assets:
  Cash and cash equivalents                       $     266,812         141,714
  Trade accounts receivable, less allowance
    for doubtful accounts of $451,533 as of
    March  31, 2010 and $398,610 as of
    June 30, 2009                                     4,608,431       4,739,727
  Other receivables                                      92,099          99,110
  Inventories, net                                    5,734,580       6,199,251
  Prepaid expenses                                      392,115         333,273
  Prepaid income taxes                                        -          23,210
  Current portion of deferred income
    tax assets                                          514,277         466,783
                                                  -------------   --------------

      Total current assets                           11,608,314      12,003,068

Property and equipment, net                           3,471,530       3,349,239
Intangible asset, net                                   474,886         541,870
Other assets                                            278,066         359,171
Deferred income tax assets, net of
  current portion                                       767,346         833,941
                                                  -------------   --------------

      Total assets                                $  16,600,142      17,087,289
                                                  =============   ==============

        Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of long-term debt               $     363,575         323,713
  Line of credit                                      3,889,565       4,602,651
  Warranty reserve                                      191,047         191,047
  Accounts payable                                    1,772,708       1,795,520
  Accrued expenses                                      384,012         446,327
  Accrued payroll and benefits expense                  325,435         426,623
  Income tax payable                                    246,079               -
                                                  -------------   --------------

      Total current liabilities                       7,172,421       7,785,881

Long-term debt, net of current portion                2,713,781       2,881,659
                                                  -------------   --------------

      Total liabilities                               9,886,202      10,667,540
                                                  -------------   --------------

Commitments and contingencies

Stockholders' equity:
  Common stock, no par value: Authorized
    50,000,000 shares; issued 13,589,439
    shares as of March  31, 2010 and
    13,675,387 shares as of June 30, 2009             7,857,868       7,916,699
   Accumulated deficit                               (1,143,928)     (1,496,950)
                                                  -------------   --------------

      Total stockholders' equity                      6,713,940       6,419,749
                                                  -------------   --------------

      Total liabilities and stockholders'
      equity                                      $  16,600,142      17,087,289
                                                  =============   ==============



See accompanying notes to condensed consolidated financial statements.


                                     DYNATRONICS CORPORATION
                           Condensed Consolidated Statements of Income
                                           (Unaudited)



                                        Three Months Ended              Nine Months Ended
                                             March 31                       March 31
                                      2010             2009           2010             2009
                                  -------------   -------------   --------------   --------------
Net sales                         $   8,235,060       7,633,419       25,018,960      24,348,461
Cost of sales                         5,119,797       4,788,993       15,396,978      14,994,838
                                  -------------   -------------   --------------   --------------
      Gross profit                    3,115,263       2,844,426        9,621,982       9,353,623

Selling, general, and
  administrative expenses             2,647,417       2,256,795        8,059,143       8,060,869
Research and development
  expenses                              222,062         247,293          644,912         775,040
                                  -------------   -------------   --------------   --------------
      Operating income                  245,784         340,338          917,927         517,714
                                  -------------   -------------   --------------   --------------

Other income (expense):
  Interest income                         1,986           2,724            7,049           4,521
  Interest expense                       (99,947)      (135,706)        (339,774)       (426,334)
  Other income, net                      13,082           5,948           27,679          16,492
                                  -------------   -------------   --------------   --------------
      Net other income (expense)        (84,879)       (127,034)        (305,046)       (405,321)
                                  -------------   -------------   --------------   --------------

      Income before income tax
      provision                         160,905         213,304          612,881         112,393

Income tax provision                     64,806          71,728          259,859          55,170
                                  -------------   -------------   --------------   --------------

      Net income                  $      96,099         141,576          353,022          57,223
                                  =============   =============   ==============   ==============

Basic and diluted net income
  per common share                $        0.01            0.01             0.03            0.00
                                  =============   =============   ==============   ==============

Weighted-average basic and
  diluted common shares
  outstanding

      Basic                          13,606,888      13,669,933       13,647,515      13,665,423

      Diluted                        13,638,340      13,671,598       13,656,314      13,665,423




See accompanying notes to condensed consolidated financial statements.

                            DYNATRONICS CORPORATION
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                         Nine Months Ended
                                                             March 31
                                                      2010            2009
                                                  -------------   --------------
Cash flows from operating activities:
  Net income                                      $     353,022          57,223
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation and amortization of
        property and equipment                          217,001         270,193
      Amortization of intangible asset                   66,984          66,984
      Gain on disposal of assets                              -          (2,182)
      Stock-based compensation expense                   38,547          45,851
      Change in deferred income tax asset                19,101          56,025
      Provision for doubtful accounts receivable         81,000          36,000
      Provision for inventory obsolescence               90,000          72,000
      Provision for warranty reserve                    132,083         201,452
      Deferred compensation                                   -        (455,377)
      Change in operating assets and liabilities:
         Receivables                                     57,307         187,222
         Inventories                                    374,671        (358,844)
         Prepaid expenses and other assets               22,263         562,004
         Accounts payable and accrued expenses         (318,398)       (380,080)
         Prepaid income taxes                                 -          63,212
         Income tax payable                             269,290               -
                                                  -------------   --------------

              Net cash provided by operating
              activities                              1,402,871         421,683
                                                  -------------   --------------

Cash flows from investing activities:
  Capital expenditures                                 (236,979)       (100,738)
  Proceeds from sale of property and equipment                -           2,600
                                                  -------------   --------------

              Net cash used in investing
              activities                               (236,979)        (98,138)
                                                  -------------   --------------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt               18,630               -
  Principal payments on long-term debt                 (248,960)       (208,539)
  Net change in line of credit                         (713,086)       (133,754)
  Redemption of common stock                            (97,378)        (10,138)
                                                  -------------   --------------

              Net cash used in financing
              activities                             (1,040,794)       (352,431)
                                                  -------------   --------------

              Net change in cash and cash
              equivalents                               125,098         (28,886)

Cash and cash equivalents at beginning of period        141,714         288,481
                                                  -------------   --------------

Cash and cash equivalents at end of period        $     266,812         259,595
                                                  =============   ==============

Supplemental disclosures of cash flow information:
  Cash paid for interest                          $     352,958         401,991
  Cash paid for income taxes                              9,241          36,828
Supplemental disclosure of non-cash investing
  and financing activities:
  Capital lease obligations incurred for
  property and equipment                                102,313               -




See accompanying notes to condensed consolidated financial statements.

                            DYNATRONICS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.   PRESENTATION

The condensed consolidated balance sheets as of March 31, 2010 and June 30, 2009, the condensed consolidated statements of income for the three and nine months ended March 31, 2010 and 2009, and the condensed consolidated statements of cash flows for the nine months ended March 31, 2010 and 2009 were prepared by Dynatronics Corporation without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the Company's financial position, results of operations and cash flows. The results of operations for the three and nine months ended March 31, 2010 are not necessarily indicative of the results for the fiscal year ending June 30, 2010. The Company has previously filed with the SEC an annual report on Form 10-K which included audited financial statements for each of the two years ended June 30, 2009 and 2008. It is suggested that the financial statements contained in this Form 10-Q be read in conjunction with the statements and notes thereto contained in the Company's most recent Form 10-K.

NOTE 2.   NET INCOME PER COMMON SHARE

Net income per common share is computed based on the weighted-average number of common shares outstanding and, when appropriate, dilutive common stock equivalents outstanding during the period. Stock options are considered to be common stock equivalents. The computation of diluted net income per common share does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Basic net income per common share is the amount of net income for the period available to each weighted-average share of common stock outstanding during the reporting period. Diluted net income per common share is the amount of net income for the period available to each weighted-average share of common stock outstanding during the reporting period and to each common stock equivalent outstanding during the period, unless inclusion of common stock equivalents would have an anti-dilutive effect.

The net income per common share was the same for both the basic and diluted calculation for the three and nine months ended March 31, 2010 and 2009. The reconciliation between the basic and diluted weighted-average number of common shares outstanding for the three and nine months ended March 31, 2010 and 2009 is as follows:


                                        Three Months Ended              Nine Months Ended
                                             March 31                       March 31
                                      2010             2009           2010             2009
                                  -------------   -------------   --------------   --------------
Basic weighted-average number
  of common shares outstanding
  during the period                  13,606,888      13,669,933       13,647,515       13,665,423

Weighted-average number of
  dilutive common stock options
  outstanding during the period          31,452           1,665            8,799                -
                                  -------------   -------------   --------------   --------------

Diluted weighted-average number
  of common and common equivalent
  shares outstanding during the
  period                             13,638,340      13,671,598       13,656,314      13,665,423
                                  =============   =============   ==============   ==============

Outstanding options not included in the computation of diluted net income per common share, because they were anti-dilutive, for the three-month periods ended March 31, 2010 and 2009 totaled 753,748 and 999,101, respectively, and for the nine-month periods ended March 31, 2010 and 2009 totaled 900,810 and 1,020,700, respectively.

NOTE 3.   STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the employee's requisite service period. The Company recognized $12,863 and $14,752 in stock-based compensation during the three months ended March 31, 2010 and 2009, respectively, and recognized $38,547 and $45,851 in stock-based compensation during the nine months ended March 31, 2010 and 2009, respectively, as selling, general, and administrative expenses in the condensed consolidated statements of income.

Stock Options. The Company maintains a 2005 equity incentive plan for the benefit of employees. Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other share-based awards may be granted under the plan. Awards granted under the plan may be performance-based. As of March 31, 2010, there were 1,004,088 shares of common stock authorized and reserved for issuance, but not granted under the terms of the 2005 equity incentive plan, as amended.

The following table summarizes the Company's stock option activity during the nine-month period ended March 31, 2010. There were no options granted during the three-month period ended March 31, 2010.

                                                                    Weighted-
                                                                     Average
                                                    Number of        Exercise
                                                     options          Price
                                                  -------------   --------------

Outstanding at beginning of period                      960,104   $        1.39
Granted                                                  58,120             .84
Exercised                                                     -               -
Cancelled                                               (80,979)           1.21
                                                  -------------
Outstanding at end of period                            937,245            1.37
                                                  =============

Exercisable at end of period                            560,108            1.65
                                                  =============

The Black-Scholes option-pricing model is used to estimate the fair value of options granted under the Company's stock option plan. The weighted-average fair value of stock options granted under the plan for the nine months ended March 31, 2010 and 2009 were based on the following assumptions at the date of grant as follows:

                                                         Nine Months Ended
                                                             March 31,
                                                      2010             2009
                                                  -------------   --------------

Expected dividend yield                                0%                0%
Expected stock price volatility                      58 - 59%         56 - 59%
Risk-free interest rate                            3.31 - 3.72%     2.59 - 4.14%
Expected life of options                             10 years         10 years
Weighted-average grant date fair value                $ 0.59           $0.48

Expected option lives and volatilities are based on historical data of the Company. The risk-free interest rate is based on the U.S. Treasury Bill rate on the grant date for constant maturities that correspond with the option life. Historically, the Company has not declared dividends and there are no future plans to do so.

No options were exercised during the three and nine months ended March 31, 2010. As of March 31, 2010, there was approximately $95,893 of total unrecognized stock-based compensation cost related to grants under the stock option plan that will be expensed over a weighted-average period of 5 years. There was $27,276 of intrinsic value for options outstanding as of March 31, 2010.

NOTE 4.  COMPREHENSIVE INCOME

For the three and nine months ended March 31, 2010 and 2009, comprehensive income was equal to the net income as presented in the accompanying condensed consolidated statements of income.

NOTE 5.   INVENTORIES

Inventories consisted of the following:
                                                    March 31,        June 30,
                                                      2010            2009
                                                  -------------   --------------

Raw materials                                     $   2,387,076       2,523,375
Finished goods                                        3,801,142       4,014,664
Inventory obsolescence reserve                         (453,638)       (338,788)
                                                  -------------   --------------
                                                  $   5,734,580       6,199,251
                                                  =============   ==============

NOTE 6.   RELATED-PARTY TRANSACTIONS

The Company leases office and warehouse space in Girard, Ohio; Detroit, Michigan; Hopkins, Minnesota; and Pleasanton, California from four significant stockholders and former independent distributors on an annual basis under operating lease arrangements. Management believes the lease agreements are on an arms-length basis and the terms are equal to or more favorable than would be available to third parties. The expense associated with these related-party transactions totaled $51,300 and $144,952 for the three and nine months ended March 31, 2010, respectively.

NOTE 7.   RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Our principal business is the design, manufacture, marketing, distribution and sale of physical medicine products and aesthetic products. We manufacture and distribute a broad line of medical equipment including therapy devices, medical supplies and soft goods, treatment tables and rehabilitation equipment. Our line of aesthetic equipment includes aesthetic massage and microdermabrasion devices, as well as skin care products. Our products are sold to and used primarily by physical therapists, chiropractors, sports medicine practitioners, podiatrists, plastic surgeons, dermatologists, aestheticians and other aesthetic services providers. We operate using a fiscal year ending June 30. For example, reference to fiscal year 2010 refers to the year ending June 30, 2010.

Results of Operations

      The following discussion and analysis of our financial condition and results of operations for the three and nine months ended March 31, 2010, should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing in Part I, Item 1 of this report, and our Annual Report on Form 10-K for the year ended June 30, 2009, which includes audited financial statements for the year then ended. Results of operations for the partial year ended March 31, 2010 are not necessarily indicative of the results that will be achieved for the full fiscal year ending June 30, 2010.

Net Sales

      Net sales for the quarter ended March 31, 2010 increased 7.9% to $8,235,060, compared to $7,633,419 for the quarter ended March 31, 2009. Net sales for the nine months ended March 31, 2010 increased 2.8% to $25,018,960, compared to $24,348,461 for the same period in 2009. Despite the difficult economic conditions in the United States, we generated increased sales of both rehabilitation capital equipment and medical supplies ahead of last year's results for the quarter and nine month periods. This is a positive indicator attributable to the aggressive marketing efforts in which we have been engaged and which have been announced over the past six months as well as possible lessening of recessionary pressures. Sales of aesthetic equipment continue to be sluggish as the market for discretionary aesthetic procedures continues to show weakness over the last nine months. It should be noted, however, that sales of these products in the quarter ended March 31, 2010 showed signs of gradual improvement compared to the prior two quarters.

Gross Profit

      Gross profit for the quarter ended March 31, 2010 increased by $270,837 to $3,115,263, or 37.8% of net sales, compared to $2,844,426, or 37.3% of net sales, for the quarter ended March 31, 2009. Gross profit was $9,621,982, or 38.5% of net sales, for the nine months ended March 31, 2010, compared to $9,353,623, or 38.4% of net sales, for the nine months ended March 31, 2009. The increase in gross margin as a percentage of sales for the quarter ended March 31, 2010 is attributable to product mix more favorable to some of our higher-margin medical devices, including the new V-Force device and our top selling Solaris products, together with certain medical supply products and treatment tables. As economic conditions gradually improve, demand for higher margin capital products is expected to increase, which we expect would further improve gross margins in future periods.

Selling, General, and Administrative Expenses

      Selling, general, and administrative ("SG&A") expenses for the quarter ended March 31, 2010 increased $390,622, or 17.3%, to $2,647,417, or 32.1% of net sales compared to $2,256,795, or 29.6% of net sales, for the third quarter ended March 31, 2009. SG&A expenses decreased $1,726, to $8,059,143, or 32.2% of net sales, for the nine months ended March 31, 2010, from $8,060,869, or 33.1% of net sales, for the nine months ended March 31, 2009. SG&A expenses in the quarter ended March 31, 2009 benefited from a one-time reversal of an accrued liability of $472,398 resulting from the cancellation of retirement benefits previously provided by contract to two executive officers, Kelvyn Cullimore, Jr. and Larry Beardall. This one time reversal had the effect of lowering operating expenses for the quarter ended March 31, 2009 by an equivalent amount. The benefits were cancelled when the employment agreements in which they were granted were terminated in March 2009. Both executives subsequently entered into new agreements with the Company in June 2009. The new agreements do not include retirement benefits such as those that had been a part of the terminated agreements.

      In addition to the effects of the reversal of $472,398 in accrued retirement benefits, which was the primary factor in the difference between SG&A expense in the quarter ended March 31, 2009 and the quarter ended March 31, 2010, the following factors also impacted SG&A expenses for the quarter ended March 31, 2010, as compared to the same period in 2009:

            o $113,703 of lower costs related to labor, depreciation and other operating costs.

            o $86,483 in increased selling expenses due primarily to sales commissions associated with higher sales for the quarter

            o     $54,556 in lower general and administrative expenses

Research and Development Expenses

      Research and development ("R&D") expenses decreased $25,231, or 10.2%, to $222,062 for the quarter ended March 31, 2010, from $247,293 for the quarter ended March 31, 2009. R&D expenses also decreased as a percentage of net sales for the quarter ended March 31, 2010, to 2.7 % from 3.2% of net sales for the quarter ended March 31, 2009. R&D expenses decreased $130,128, or 16.8%, to $644,912 for the nine months ended March 31, 2010, from $775,040 for the nine months ended March 31, 2009. R&D costs are expensed as incurred. We expect to continue our commitment to developing innovative products for the physical medicine market in fiscal year 2010 and in future periods in order to position us for growth. We anticipate that R&D expenses as a percentage of net sales and in absolute terms will increase over the coming quarters based on the schedule of new products currently under development. Current year decreases reflect a strategy shift to outsourcing some R&D functions, thus eliminating some personnel costs.

Income Before Income Tax Provision

      Pre-tax income for the quarter ended March 31, 2010, totaled $160,905 compared to $213,304 for the quarter ended March 31, 2009. As noted above, the quarter ended March 31, 2009 included the one time gain related to the reversal of $472,398 in accrued retirement liability. Pre-tax income for the nine months ended March 31, 2010, increased to $612,881 compared to $112,393 for the nine months ended March 31, 2009. This improvement in pre-tax income was a result of higher sales and margins and lower R&D and interest expenses for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009.

Income Tax Provision

      Income tax provision was $64,806 for the quarter ended March 31, 2010, compared to $71,728 for the quarter ended March 31, 2009. Income tax provision was $259,859 for the nine months ended March 31, 2010, compared to $55,170 for the nine months ended March 31, 2009. The effective tax rate for the third quarter of 2010 was 40.3% compared to 33.6% for the same period in fiscal 2009. The effective tax rate for the nine months ended March 31, 2010, was 42.4% compared to 49.1% for the prior year period. The differences in the effective tax rates are attributable to certain permanent book to tax differences. While these items are not significant, substantive changes in the tax rate can occur based on the Company's level of profitability.

Net Income

      Net income for the quarter ended March 31, 2010 was $96,099, or $.01 per share, compared to $141,576, or $.01 per share, for the quarter ended March 31, 2009. Net income increased to $353,022, or $.03 per share, for the nine months ended March 31, 2010, compared to $57,223, or $.00 per share, for the nine months ended March 31, 2009. The decrease in net income in the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009, is due to the reversal of the accrual for retirement benefits described above. The results of operations for the quarter and nine months ended March 31, 2009 included the one-time gain related to the reversal of $472,398 in accrued retirement liability described above. Factors contributing to the improvement in net income for the nine months ended March 31, 2010 were improved sales and margins and the reductions in R&D and interest expenses.

Liquidity and Capital Resources

      We have financed operations through available cash reserves and borrowings under a line of credit with a bank. Working capital was $4,435,893 as of March 31, 2010 inclusive of the current portion of long-term obligations and credit facilities, compared to working capital of $4,217,187 as of June 30, 2009.

Accounts Receivable

      Trade accounts receivable, net of allowance for doubtful accounts, decreased $131,296, or 2.8%, to $4,608,431 as of March 31, 2010, compared to $4,739,727 as of June 30, 2009. Trade accounts receivable represent amounts due from our dealer network as well as from medical practitioners and clinics. We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical knowledge of and relationship with these customers. Accounts receivable are generally collected within 30 days of the agreed terms.

Inventories

      Inventories, net of reserves, decreased $464,671, or 7.5%, to $5,734,580 as of March 31, 2010, compared to $6,199,251 as of June 30, 2009. While the amount of inventory we carry fluctuates each period based on the timing of large inventory purchases from overseas suppliers, the Company is working to reduce inventory levels modestly while still meeting customer needs.

Accounts Payable

      Accounts payable decreased $22,812, or 1.3%, to $1,772,708 as of March 31, 2010, compared to $1,795,520 as of June 30, 2009. The decrease in accounts payable is a result of the timing of our weekly payments to suppliers and the timing of purchases of product components. Accounts payable are generally not aged beyond the terms of our suppliers. We take advantage of available early payment discounts when offered by our vendors.

Accrued Expenses

      Accrued expenses decreased $62,315, or 14.0%, to $384,012 as of March 31, 2010, compared to $446,327 as of June 30, 2009. Accrued expenses consist of accrued real and personal property taxes, sales tax liabilities, accrued royalties, commissions, professional fees, directors fees, product liability deductions, interest expense and miscellaneous other expenses.

Accrued Payroll and Benefits Expenses

      Accrued payroll and benefits expenses decreased $101,188, or 23.7%, to $325,435 as of March 31, 2010, compared to $426,623 as of June 30, 2009. The decrease in accrued payroll and benefits expenses is related to the number of days within a pay period that require accrual as of the end of our reporting period and a decrease in personnel as part of our cost reduction initiatives.

Cash and Cash Equivalents

      Our cash position as of March 31, 2010 was $266,812, an increase of 88.3%, or $125,098, from cash of $141,714 as of June 30, 2009. We believe that improved cash flows from operating activities will continue through higher sales and margins, improved management of accounts receivable, reduction of current inventory levels and reduction of operating expenses. We expect that cash flows from operating activities, together with amounts available through an existing line of credit facility, will be sufficient to cover operating needs in the ordinary course of business for the next twelve months. If we experience an adverse operating environment, including a further worsening of the general economy in the United States, or unusual capital expenditure requirements, additional financing may be required. However, no assurance can be given that additional financing, if required, would be available on terms favorable to the Company, or at all.

Line of Credit

      The outstanding balance on our line of credit with a bank decreased $713,086, to $3,889,565 as of March 31, 2010, compared to $4,602,651 as of June
30, 2009, and $6,208,338 as of March 31, 2009. Interest on the line of credit is based on the 90-day LIBOR rate (0.29% as of March 31, 2010) plus 4% with a minimum interest rate of 4.5% per annum. The line of credit is collateralized by accounts receivable and inventories, as well as a security interest in our headquarters facility in Cottonwood Heights, Utah. Borrowing limitations are based on approximately 45% of eligible inventory and up to 80% of eligible accounts receivable, up to a maximum credit facility of $7,000,000. Interest payments on the line are due monthly. As of March 31, 2010, the borrowing base was approximately $6,142,000, resulting in approximately $2,250,000 available on the line. The line of credit is renewable in December 2010 and includes covenants requiring us to maintain certain financial ratios. As of March 31, 2010, we were in compliance with the loan covenants.

      The current ratio was 1.6 to 1 as of March 31, 2010, compared to 1.5 to 1 as of June 30, 2009. Current assets represented 70% of all assets as of March 31, 2010 and June 30, 2009.

Debt

      Long-term debt, excluding current portion, totaled $2,713,781 as of March 31, 2010, compared to $2,881,659 as of June 30, 2009. Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee. The principal balance on the mortgage loans is approximately $2,783,000 with monthly principal and interest payments of $40,706.

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

Inventory Reserves

      The nature of our business requires that we maintain sufficient inventory on hand at all times to meet the requirements of our customers. We record finished goods inventory at the lower of standard cost, which approximates actual cost (first-in, first-out method) or market. Raw materials are recorded at the lower of cost (first-in, first-out method) or market. Inventory valuation reserves are maintained for the estimated impairment of the inventory. Impairment may be a result of slow-moving or excess inventory, product obsolescence or changes in the valuation of the inventory. In determining the adequacy of reserves, we analyze the following, among other things:

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

      Any modifications to estimates of inventory valuation reserves are reflected in cost of goods sold within the statements of income during the period in which such modifications are determined necessary by management. As of March 31, 2010 and June 30, 2009, our inventory valuation reserve balance, which established a new cost basis, was $453,638 and $338,788, respectively, and our inventory balance was $5,734,580 and $6,199,251, net of reserves, respectively.

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

Allowance for Doubtful Accounts

      We must make estimates of the collectability of accounts receivable. In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our trade accounts receivable balance was $4,608,431 and $4,739,727, net of allowance for doubtful accounts of $451,533 and $398,610, as of March 31, 2010 and June 30, 2009,
respectively.

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

Business Plan and Outlook

      In fiscal year 2010, we continue to pursue a focused strategy to improve sales and overall operations that includes the following elements:

            o strengthening distribution channels by adding direct sales representatives and dealers in key locations

            o pursuing sales with large chains of clinics and national accounts

            o developing tools such as e-commerce solutions and other IT related methodologies to reduce cost of operations and enhance the reach of our sales efforts

            o enhancing product profit margins through improved manufacturing processes and negotiating better pricing with all vendors

            o developing and introducing new, state-of-the-art products for future growth

      Our goal in implementing this strategy is to improve short-term profitability without jeopardizing long-term growth.

      The landscape of our primary market, the physical medicine marketplace, continues to change. Past years saw consolidation among manufacturers and distributors including our own acquisitions completed in fiscal years 2007 and 2008. More recently, two additional significant changes have taken place. According to its filings under the Securities Exchange Act of 1934, DJO, Inc. has closed its Chattanooga Group operations and undertaken the redistribution of those manufacturing, R&D and support functions to other DJO facilities, in and out of the United States. Chattanooga Group has been a primary competitor of the Company for many years. The effect of this announcement is that the full operations of the former Chattanooga Group have been reduced to a product brand sold by DJO through non-proprietary distribution channels. In addition, DJO, Inc. has disclosed that it has sold its Empi Therapy Solutions catalog division to Patterson Medical (Sammons Preston), another competitor of the Company. This will essentially eliminate Empi as a significant catalog competitor and may further reduce competition in our market.

      These consolidations combined with prior year consolidations and continuing declines in the number of independent distributors have significantly narrowed distribution channels in our market. At the present time, we believe that there remain only two companies with a national direct sales force selling proprietary and distributed products: Dynatronics and Patterson Medical (through its Sammons Preston subsidiary). All other distribution in our market is directed through catalog companies with no direct sales force, or through independent local dealers. However, the network of local independent dealers is rapidly diminishing due to consolidation efforts and increased competition from Dynatronics, Sammons Preston and catalog companies. In the past year, we have reinforced our direct sales team to include 27 direct sales employees and 24 independent sales representatives. In addition to these direct sales representatives, we continue to enjoy a strong relationship with scores of local dealers. We believe we have the best trained and most knowledgeable sales force in the industry. The recent changes within our market provide a unique opportunity for us to grow market share in the coming years through recruitment of high-quality sales representatives and dealers.

      With the broad line of products we now offer and with a strong sales force that we expect will only grow stronger in the coming year, we believe that we are well positioned to develop relationships with large chains of clinics and hospitals, national accounts and Group Purchasing Organizations (GPO's) that purchase only on contract. This is a segment of business which was previously closed to us because we were not an approved vendor with the various GPO's and national or regional chains of care facilities. With the broader offering of products now available through our catalog, we are better able to compete for this high volume business.

      To further our efforts to recruit high-quality direct sales representatives and dealers as well as to better appeal to the large GPO's and national customers, we will continue to improve efficiencies of our operations and the sales support for the industry. Chief among those changes will be the introduction of our first true e-commerce solution. This launch is scheduled to occur in the summer of 2010. With the introduction of this e-commerce solution, customers will be able to more easily place orders and obtain information about their accounts. Sales representatives will be more effective with an abundance of information available to them electronically. Not only is our e-commerce solution expected to improve sales, but it will significantly reduce our transactional costs thus enabling us to accommodate higher sales without significantly increasing overhead.

      The recent passage of the Patient Protection and Affordable Care Act along with the Health Care and Educational Reconciliation Act is sure to have an effect on our future operations. The addition of millions to the rolls of the insured will undoubtedly increase demand for services. That increased demand is expected to translate into increased sales of our products. The magnitude of those increases is difficult to assess at this time. At the same time, this legislation will impose an excise tax on all manufacturers of medical devices which we estimate will exceed $500,000 annually for Dynatronics. Because the effects of this legislation will not be felt until 2013 at the earliest, it is difficult to project the full impact this legislation will have, especially since there is a likelihood of amendments to the legislation prior to it becoming fully effective. In the meantime, we are working to take full advantage of every opportunity presented by this legislation to increase sales and to offset any negative effects that may accompany those opportunities.

      We will continue to focus on new product innovation. The introduction of V-Force in fiscal year 2009 once again demonstrates our commitment to innovation as we are the first to introduce this technology to the rehabilitation markets we serve. Several new products are currently under development and are scheduled for introduction in the next 12 to 15 months. The commitment to innovation of high-quality products has been a hallmark of Dynatronics and will continue throughout the coming year.

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

      We have long believed that international markets present an untapped potential for growth and expansion. Adding new distributors in several countries will be the key to this expansion effort. Our past efforts to improve international marketing have yielded only marginal improvements. We remain committed, however, to finding the most cost effective ways to expand our markets internationally. Over the coming year our efforts will be focused on partnering with key manufacturers and distributors interested in our product line or technology. Our Utah operation, where all electrotherapy, ultrasound, traction, light therapy and Synergie products are manufactured, is certified to ISO 13485, an internationally recognized standard of excellence in medical device manufacturing. This designation is an important requirement in obtaining the CE Mark certification, which allows us to market our products in the European Union and other international locations.

      Refining our business model for supporting sales representatives and distributors also will be a focal point of operations. We will continue to evaluate the most efficient ways to maintain our satellite sales offices and warehouses. In addition, more emphasis is being placed on pricing management to protect margins for both manufactured and distributed products. The ongoing refinement of this model is expected to yield further efficiencies that will better achieve sales goals while at the same time reduce expenses. We have identified over $2,000,000 of efficiency improvements that have already been implemented or that we plan to implement over the coming quarters to drive greater profitability.

      With the sale of our manufactured capital equipment being the largest contributor to margin generation, we have placed renewed emphasis on improving manufacturing operations, including considering more offshore manufacturing of components as well as streamlining manufacturing operations in Utah and Tennessee. Past experience has shown that when recessionary pressures start to subside, the pent up demand for capital equipment can be significant. With the recent increase in capital equipment sales, we believe we are seeing the beginning of this positive trend. Our recent efforts to prudently reduce costs during the difficult times have made us a leaner operation and well positioned for a continued ramp up in demand.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to various market risks. Market risk is the potential risk of loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes. There have been no material changes in our market risk during the quarter ended March 31, 2010, although the general weakness in the U.S. economy is expected to lead to greater discounting market-wide to stimulate sales in a declining economic environment. In addition, further weakening of the economy could result in greater risks of collections of accounts receivable.

      Our primary market risk exposure is interest rate risk. As of March 31, 2010, approximately $5,160,000 of our debt bore interest at variable rates. Accordingly, our net income is affected by changes in interest rates. For every one hundred basis point change in the average interest rate under our existing debt, our annual interest expense would change by approximately $51,600.

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

      As required by SEC Rule 13a-15(b), an evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2010.

      There has been no change in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting and we believe that our internal control over financial reporting is effective.

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

Related-Party Transaction

      We lease office and distribution facilities in California owned by John Rajala, a stockholder and our director of business development. Mr. Rajala also beneficially owns 9.6% of our outstanding common stock. The rental paid to Mr. Rajala for the leased facilities is $120,000 per year under a written lease agreement. The term of the lease is 12 months with annual renewal periods and we believe that the rental payments are in line with the market prices for similar facilities in the area in which the leased premises are located. This transaction with a related party has been approved by the audit committee of the Company's Board of Directors.

      In addition, the Company leases office and warehouse space in Girard, Ohio; Detroit, Michigan; and Hopkins, Minnesota; from three stockholders and former independent distributors on an annual basis under operating lease arrangements. Management believes the lease agreements are on an arms-length basis and the terms are equal to or more favorable than would be available to third parties. The expense associated with these related-party transactions totaled $21,300 and $54,952 for the three and nine months ended March 31, 2010, respectively.

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


                               DYNATRONICS CORPORATION
                               -----------------------
                               Registrant


Date May 17, 2010              /s/ Kelvyn H. Cullimore, Jr.
     -------------             ----------------------------
                               Kelvyn H. Cullimore, Jr.
                               President and Chief Executive Officer
                               (Principal Executive Officer)


Date May 17, 2010              /s/ Terry M. Atkinson, CPA
     ------------              --------------------------
                               Terry M. Atkinson, CPA
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)

--------------------------------------------------------------------------------