Form 10-K
period 2010-06-30
DYNATRONICS CORP
filed 2010-09-22
CIK 720875

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K


(Mark One)

[X]   ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

For the fiscal year ended June 30, 2010.

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

Indicate  by  checkmark  if  the  registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.                          Yes ___ No X

Indicate by checkmark if the registrant is not required to file reports pursuant
to Section 13 or Section 15(d) of the Securities Exchange Act.      Yes ___ No X

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                  Yes X  No __

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files).        Yes __ No ___

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

Large accelerated filer ___                                Accelerated filer ___
Non-accelerated filer ___                          Smaller reporting company   X
(Do not check if a smaller reporting company)

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                    Yes ___ No X

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of September 16, 2010 was approximately $7.8 million, based on the average bid and asked price on that date.

As of September 21, 2010, there were approximately 13.4 million shares of the registrant's common stock outstanding.

                      Documents Incorporated by Reference

The issuer hereby incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to the registrant's definitive proxy statement for the fiscal year ended June 30, 2010 to be filed pursuant to Regulation 14A and provided to stockholders subsequent to the filing of this report.

Transitional Small Business Disclosure Format (Check one):          Yes ___ No X

                               TABLE OF CONTENTS

                                     PART I

Item 1.      Business..........................................................1
Item 2.      Properties.......................................................10
Item 3.      Legal Proceedings................................................10
Item 4.      [Removed and Reserved]

                                    PART II

Item 5.      Market for Registrant's Common Equity, Related Stockholder
               Matters and Issuer Purchases of Equity Securities..............10
Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................12
Item 8.      Financial Statements and Supplementary Data......................21
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................21
Item 9A.     Controls and Procedures..........................................21
Item 9B.     Other Information................................................22

                                    PART III

Item 10.     Directors, Executive Officers, and Corporate Governance..........22
Item 11.     Executive Compensation...........................................22
Item 12.     Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters....................22
Item 13.     Certain Relationships and Related Transactions, and
                Director Independence.........................................22
Item 14.     Principal Accounting Fees and Services...........................23

                                    PART IV

Item 15.     Exhibits, Financial Statement Schedules..........................23
Signatures   .................................................................25
Certifications ...............................................................26

                                     PART I

Unless the context otherwise requires, all references in this report to "registrant," "we," "us," "our," "Dynatronics" or the "Company" refer to Dynatronics Corporation, a Utah corporation and its wholly owned subsidiary.

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

         o       growth in demand for our products;

         o       economic outlook and industry trends;

         o       developments of our markets;

         o       the impact of regulatory initiatives;

         o       new state or federal legislation; and

         o       the strength of our competitors.

Our Company

      Dynatronics is a Utah corporation formed on April 29, 1983. Our predecessor company, Dynatronics Research Company, was formed in 1979. Our principal business is the design, manufacture, marketing and distribution of physical medicine products and aesthetic products. We operate on a fiscal year basis, ending June 30. For example, reference to fiscal year 2010 refers to the fiscal year ended June 30, 2010. All references to financial statements in this report refer to the consolidated financial statements of Dynatronics Corporation and its subsidiary company Dynatronics Distribution Co. LLC.

Recent Developments

      On July 6, 2010, Dynatronics launched its new e-commerce website at www.Dynatronics.com, offering thousands of products online for clinics and medical practitioners, as well as retail customers. The new, easy-to-use website targets the physical medicine market and is a key marketing and sales tool which we believe will facilitate sales growth. The website is an important step for our expansion into the national account and group purchasing organization segments of the market, which require online ordering capability. In addition, it exposes our products to other new groups of online customers including patients of practitioners who may be interested in purchasing our products. Functionally, the website creates new ways for customers to communicate with us to request information and check on their account status.

      Customers receive the best pricing on products by ordering online and can track their product shipments and know when their orders will be delivered. A companion feature to the new website is our new e-quote system that allows sales representatives to build quotes for customers quickly and accurately making our sales representatives more efficient and timely in responding to customer needs.

      The new website is projected to lead to reduced transaction costs, decreased order-entry errors and increased order processing efficiencies, which are expected to boost our competitive edge in the market and, most importantly, improve profitability.

      Fiscal year 2010 was the first full year of selling our new V-Force vibration therapy device. This unit employs powerful, whole-body vibration technology, which provides neuromuscular training to increase strength, improve balance and enhance flexibility. Whole-body vibration therapy has been the subject of extensive research for many years with numerous clinical studies demonstrating its effectiveness in the areas of balance/fall prevention, circulation, knee rehabilitation, low back pain, range of motion and a host of other neuromuscular conditions.

Description of Products

      We manufacture and distribute a broad line of medical equipment for physical medicine applications including therapy devices, medical supplies and soft goods, treatment tables and rehabilitation equipment. Our products are used primarily by physical therapists, chiropractors, sports medicine practitioners, podiatrists, physicians and other physical medicine professionals.

      We also manufacture and distribute a line of aesthetic equipment including aesthetic massage and microdermabrasion devices, as well as skin care products. These products are used by aestheticians, plastic surgeons, dermatologists and other aesthetic services providers.

Physical Medicine Products

      Electrotherapy - The therapeutic effects of electrical energy have occupied an important position in physical medicine for over five decades. There has been an evolution through the years to use the most effective and painless waveforms and frequencies to produce patient comfort and successful treatment of pain and related physical ailments. Medium frequency alternating currents, which we use primarily in our electrotherapy devices, are believed to be the most effective and comfortable for patients. Electrotherapy can be effective in treating chronic intractable pain and/or acute post-traumatic pain, increasing local blood circulation, relaxation of muscle spasms, prevention or retardation of disuse atrophy, and muscle re-education.

      Therapeutic Ultrasound - Ultrasound therapy provides therapeutic deep heat to soft tissue through the introduction of sound waves into the body. It is one of the most common modalities used in physical therapy for treating pain, muscle spasms and joint contractures.

      We market a broad line of devices that include electrotherapy, ultrasound or a combination of both of these modalities in a single device. The Dynatron 125 ultrasound and the Dynatron 525 electrotherapy devices target the low-priced segment of the market. The "50 Series Plus" products offer combinations of electrotherapy and ultrasound modalities at a reasonable cost to the practitioner. The Dynatron Solaris(TM) products provide our most advanced technology in combination therapy devices by adding infrared light therapy capabilities to enhanced electrotherapy and ultrasound combination devices. See "Schedule of Therapy Products" on page 3. We intend to continue development of our electrotherapy and ultrasound technology and remain a leader in the design, manufacture and sale of therapy devices.

      Infrared Light Therapy - Our five Dynatron Solaris units, the Dynatron Solaris 702, and the Dynatron X3 and DX2 devices, all feature infrared light therapy technology. These units are capable of powering various cluster probes at different wavelengths for treating a variety of medical conditions including pain and stiffness associated with arthritis, as well as muscle and joint pain. The Dynatron Xp light pad is capable of treating larger areas of the body via unattended infrared light therapy. This light pad can be powered by several of our devices including the Dynatron 702, Dynatron X3, and Dynatron DX2. The benefits of light therapy have been documented by numerous research studies published over the past four decades.

      Oscillation Therapy - Soft tissue oscillation therapy has been used for the treatment of pain in Europe for over 15 years, yet it is relatively new to the United States market. The Dynatron X5 Oscillation Therapy device creates an electrostatic field within the patient, resulting in a highly effective treatment for reducing minor muscle aches and pains.

      Iontophoresis - Iontophoresis uses electrical current to transdermally deliver drugs such as lidocaine for localized treatment of inflammation without the use of needles. The Dynatron iBox, our proprietary iontophoresis device, is capable of delivering two treatments simultaneously. We also distribute a line of proprietary iontophoresis electrodes under the brand name of Dynatron Ion electrodes. These electrodes replace the line of electrodes we previously distributed for other manufacturers.

      Vibration Therapy - We introduced our V-Force vibration therapy device in June 2009. Originally developed for the Russian space program to compensate for bone and muscle loss resulting from extended periods in space, whole-body vibration therapy provides neuromuscular training to increase strength, improve balance and enhance flexibility. A number of clinical studies have demonstrated its effectiveness in the areas of balance/fall prevention, circulation improvement, knee rehabilitation, low back pain relief, range of motion expansion and many other neuromuscular conditions.

      The following chart lists the therapy device products that we manufacture and distribute.

                          Schedule of Therapy Products
                 Manufactured and/or Distributed by Dynatronics

    Product Name                              Description

    Dynatron(R) 125                             Ultrasound
    Dynatron(R) 525                             Electrotherapy
    Dynatron(R) 150 Plus**                      Ultrasound
    Dynatron(R) 550 Plus**                      Multi-modality Electrotherapy
    Dynatron(R) 650 Plus**                      Multi-modality Electrotherapy
    Dynatron(R) 850 Plus**                      Combination Electrotherapy/
                                                  Ultrasound
    Dynatron(R) 950 Plus**                      Combination Electrotherapy/
                                                  Ultrasound
    Dynatron(R) STS                             Electrotherapy for Chronic Pain
    Dynatron(R) STS Rx                          Electrotherapy for Chronic Pain
    Dynatron(R) STSi                            Multi-modality Electrotherapy
                                                  for Chronic Pain
    Dynatron Solaris(R) 701                     Ultrasound with Infrared Light
                                                  Therapy
    Dynatron Solaris(R) 702                     Infrared Light Therapy
    Dynatron Solaris(R) 705                     Electrotherapy with Infrared
                                                  Light Therapy
    Dynatron Solaris(R) 706                     Electrotherapy with Infrared
                                                  Light Therapy
    Dynatron Solaris(R) 708                     Combination Electrotherapy/
                                                  Ultrasound with Infrared Light
                                                  Therapy
    Dynatron Solaris(R) 709                     Combination Electrotherapy/
                                                  Ultrasound with Infrared Light
                                                  Therapy
    Dynatron Solaris(R) 880                     Accessory Infrared Light Probe
    Dynatron Solaris(R) 890                     Accessory Infrared Laser Light
                                                  Probe
    Dynatron(R) X3                              Infrared Light Therapy
    DX2 and DynaPro Spinal Health System        Combination Traction with
                                                  Infrared Light Therapy
    Dynatron(R) X5 Turbo                        Oscillation Therapy
    Dynatron(R) iBox                            Iontophoresis
    Dynatron(R) TX900                           Traction Therapy
    V-Force                                     Vibration Therapy
_____________________

Dynatron(R) and Dynatron Solaris(R) are registered trademarks owned by Dynatronics

** "50 Series Plus" Product Line

      Medical Supplies and Soft Goods - We currently manufacture or have manufactured for us over 700 medical supply and soft good products including hot packs, cold packs, exercise balls, therapy wraps, wrist splints, ankle weights, lumbar supports, cervical collars, slings, cervical pillows, back cushions, weight racks, and parallel bars. We also distribute products such as hot and cold therapy products, lotions and gels, paper products, athletic tape, canes and crutches, reflex hammers, stethoscopes, splints, elastic wraps, exercise weights, Thera-Band(R) (a registered mark of Hygenic Corp.) tubing, walkers, treadmills, stair climbers, heating units for hot packs, whirlpools, gloves, electrodes, and Transcutaneous Electrical Nerve Stimulation or "TENS" devices.

      As a result of our acquisition of six independent distributors in June and July 2007, we significantly expanded the number of products we now distribute to include additional exercise equipment, massage therapy products, chiropractic tables, hand therapy products, pilates and yoga equipment, nutritional supplements, emergency care products and portable electrotherapy products. A new 400-page full-line catalog was introduced to the market in 2009 and updated in 2010, containing over 13,000 rehabilitation products. This new catalog is a major step in presenting our new image to the market following the assimilation of these dealers. It represents a more consolidated approach to selling our high-quality manufactured products, as well as hundreds of lines of distributed products that we now represent.

      We market our products through direct sales representatives, independent dealers, our e-commerce website and our product catalog. We are also continually seeking to update our line of manufactured and distributed medical supplies and soft goods.

      Treatment Tables and Rehabilitation Equipment - We manufacture and distribute motorized and manually operated physical therapy treatment tables, rehabilitation parallel bars, and other specialty rehabilitation products.

Aesthetic Products

      We manufacture and market a line of aesthetic products under the brand name of Synergie(TM). The Synergie Elite Aesthetic Massage System ("AMS") applies therapeutic vacuum massage to skin and subcutaneous tissues to achieve a temporary reduction in the appearance of cellulite and reduces the circumferential body measurements of the treated areas.

      The results of a Dynatronics-sponsored research study available at our offices show that 91% of Synergie participants experienced a reduction in the appearance of cellulite. In addition, participants on average reported a cumulative reduction of six-inches in girth around the hips, thighs, and waist.

      We also manufacture and market the Synergie Elite microdermabrasion device as a companion to the AMS device. The microdermabrasion device gently exfoliates the upper layers of skin, exposing softer, smoother skin. In conjunction with the microdermabrasion devices, we offer a unique line of skin care products under the trademark Calisse(TM) which is designed to enhance the effects of the microdermabrasion treatments.

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

Allocation of Sales Among Key Products

      No product accounted for more than 10% of total revenues during the fiscal years ended June 30, 2010 and 2009.

Patents and Trademarks

      Patents. We hold a United States patent on the multi-frequency ultrasound technology that will remain in effect until June 2013, and a United States patent on the microdermabrasion device that will remain in effect until February 2020. In addition, we hold a United States patent on the STS technology for treating chronic pain that will remain in effect until July 2021, and a United States patent on the combination of our aesthetic massage and microdermabrasion technologies that will remain in effect until February 2020. We also hold two design patents on the microdermabrasion device that will remain in effect until November 2015. We hold a patent on our light therapy technology that will remain in effect until August 2025. Three additional patent applications pertaining to our infrared light therapy technology and combination traction/light therapy technology have been filed with the United States Patent and Trademark Office and are currently pending. We also own the exclusive, worldwide rights (under a license agreement) to patent protection on the STS technology for the treatment of chronic pain.

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

      Trade Secrets. We own certain intellectual property, including trade secrets that we seek to protect, in part, through confidentiality agreements with key employees and other parties involved in research and development. Even where these agreements exist, there can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by competitors. Our proprietary product formulations are generally considered trade secrets, but are not otherwise protected under intellectual property laws.

      We intend to protect our legal rights concerning intellectual property by all appropriate legal action. Consequently, we may become involved from time to time in litigation to determine the enforceability, scope, and validity of any of the foregoing proprietary rights. Any patent litigation could result in substantial cost and divert the efforts of management and technical personnel.

Warranty Service

      We provide a warranty on all products we manufacture for time periods ranging in length from 90 days to five years from the date of sale. We service warranty claims on these products at our Salt Lake City, Utah and Chattanooga, Tennessee facilities according to the service required. Our warranty policies are comparable to warranties generally available in the industry. Warranty claims were approximately $161,000 and $242,000 in fiscal years 2010 and 2009, respectively.

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

Customers and Markets

      We sell our products primarily to licensed practitioners such as physical therapists, chiropractors, podiatrists, sports medicine specialists, medical doctors, hospitals and clinics, plastic surgeons, dermatologists and aestheticians. We currently have 53 direct sales representatives selling our products in 40 states. We also make use of a network of over 150 independent dealers throughout the United States and internationally. These dealers purchase and take title to the products, which they then sell to licensed practitioners.

      We have entered into direct sales relationships with certain national and regional chains of physical therapy clinics and hospitals. We sell our products directly to these clinics and hospitals pursuant to preferred pricing arrangements. We also have preferred pricing arrangements with key dealers who commit to purchase certain volumes and varieties of products. No single dealer or national account or group of related accounts was responsible for 10% or more of total sales in fiscal years 2010 and 2009.

      We export products to approximately 30 different countries. Sales outside North America totaled approximately $533,452, or 1.6% of net sales, in fiscal year 2010 compared to $764,919, or 2.3% of net sales, in fiscal year 2009. We are working to establish effective distribution for our products in international markets. Our Utah facility is certified to the ISO 13485 quality standard for medical device manufacturing. Many of our therapy devices carry the CE Mark, a designation required for marketing products in the European community that signifies the device or product was manufactured pursuant to a certified quality system. We have no foreign manufacturing operations. However, we purchase certain products and components from foreign manufacturers.

Competition

      We believe our key products are distinguished competitively by our use of the latest technology. Many of our products are protected by patents. We believe that the integration of advanced technology in the design of each product has distinguished Dynatronics branded products in a very competitive market. We were the first company to integrate infrared light therapy as part of a combination therapy device. By manufacturing many of the medical supplies, soft goods and tables that we sell, we can focus on quality manufacturing at competitive prices. We believe these factors give us an edge over many competitors who are solely distributors of competing products. Furthermore, the acquisition of six key distributors in June and July 2007 and the addition of direct sales representatives over the course of the last three years have provided us with expanded direct distribution of products into 40 states. This vertical integration allows us to exercise better control over the sale and distribution of our manufactured products as well as products of other manufacturers that we distribute including products from competitors such as Mettler, MedX, and DJO and many manufacturers of treatment tables, medical supplies and soft goods. Generally, since the migration from being primarily a manufacturer to being a manufacturer and distributor, the competitive landscape takes on different dimensions as outlined below. Dynatronics is one of only two companies in the physical medicine industry that have a direct sales force; the other is Sammons Preston.

      Information necessary to determine or reasonably estimate our market share or that of any competitor in any of these markets is not readily available.

Electrotherapy/Ultrasound

      We compete in the clinical market for electrotherapy and ultrasound devices with both domestic and foreign companies. Approximately one dozen companies produce electrotherapy and/or ultrasound devices. Some of these competitors are larger and better established, and have greater resources than us. Other than Dynatronics, few companies, domestic or foreign, provide multiple-modality devices, which is one important distinction between us and our competition. Furthermore, we believe no competitor offers three frequencies on multiple-sized soundheads for which we hold a patent. We believe that our primary domestic competitors that manufacture competitive clinical electrotherapy and ultrasound equipment include DJO (Chattanooga Group division), Rich-Mar, and Mettler Electronics.

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

Medical Supplies and Soft Goods

      We compete against various manufacturers and distributors of medical supplies and soft goods, some of which are larger, more established and have greater resources than us. Excellent customer service along with providing value to customers is of key importance for us to remain competitive in this market. While there are many specialized manufacturers in this area such as DJO and Fabrication Enterprises, most of our competitors are primarily distributors such as North Coast Medical, Sammons Preston (a division of Patterson Medical), and Meyer Distributing. It is not common for manufacturers of products in this category to have any direct distribution of their products. They typically rely on distribution companies like Dynatronics or the competitors mentioned in this section for sale of their products. We enjoy cost advantages on the products we manufacture and distribute directly to end users compared to companies that only distribute similar products. And as mentioned above, we and Sammons Preston are the only two companies with a direct sales force. All other competitors are primarily catalog or internet sales companies.

Iontophoresis

      Our competitors in the iontophoresis market include DJO (EMPI and Iomed divisions) Richmar and ActivaTek Inc. We believe that DJO enjoys the largest market share of the iontophoresis market. We also believe that our strong distribution network is important to our continued ability to compete in this increasingly competitive market. In addition, our products target a lower selling price than the products of DJO. Our Dynatron iBox iontophoresis device is helping expand our presence in this market.

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

Aesthetic Products

      Our two primary competitors in the therapeutic massage industry are LPG Systems, and Silhouette Tone. Other competitors include Cynosure, Inc., Palomar Medical, Eleme Medical, and Syneron. The Synergie Elite AMS device utilizes proprietary technology that has been proven effective in a research study and in ten years of use by doctors and spas. In addition, we provide a comprehensive training and certification program for aestheticians and medical practitioners. Our aesthetic massage equipment is priced lower than competitors' units, providing a significant advantage in the marketplace. We are striving to develop a network of domestic and international distributors and national accounts, which is expected to provide another competitive advantage in the marketplace for these products.

      There are a number of competitors in the microdermabrasion market including Mega Peel, Diamond Peel, DermaGenesis, DermaMed, E-Med, Integremed, Medical Alliance, Palomar, Slimtone USA and Soundskin Corp. The Synergie microdermabrasion device incorporates a patented anti-clogging design for the crystals, which sets it apart from competitors' units. In addition, the system has an innovative disposable system for the abrasive material, which prevents unwanted contact with the spent crystals following treatment. Powered by the Synergie Elite AMS device, the Synergie Elite microdermabrasion device is one of the most powerful and easy to control units on the market.

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

      Our Salt Lake facility is certified to ISO 13485:2003 standards for medical products. ISO 13485 is an internationally recognized quality management system standard adopted by over 90 countries. In addition, we have qualified for the CE Mark certification on our electrotherapy, ultrasound and light therapy products. With the CE Mark certification, we are qualified to market these products throughout the European Union and in other countries where CE Mark certification and ISO 13485 certification are recognized.

      Products manufactured at our facility in Tennessee are subject to our own internal quality system which mimics the quality system implemented at our facility in Utah. While we have not sought ISO certification for the Tennessee facility, we believe our quality system is rigorous and adequate for producing the type of quality product to which our customers have become accustomed.

Research and Development

      Total research and development ("R&D") expenses in fiscal year 2010 were $914,933 compared to $993,338 in fiscal year 2009. R&D expenses represented approximately 2.8% and 3.1% of our net sales in fiscal years 2010 and 2009, respectively. The decrease in R&D expenditures as a percentage of net sales in fiscal year 2010 is due to certain cost cutting measures performed by the Company. R&D expenditures are expected to ramp up in 2011 as we anticipate the introduction of some key new products toward the end of fiscal year 2011. We have always been oriented toward developing new and innovative products. That commitment is expected to be manifest to a greater degree in the coming fiscal year.

Regulatory Matters

      The manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and other countries. In the United States, the FDA regulates our products pursuant to the Medical Device Amendment of the Food, Drug, and Cosmetic Act, or FDC Act and regulations promulgated thereunder. Advertising and other forms of promotion and methods of marketing of the products are subject to regulation by the Federal Trade Commission, or FTC, under the Federal Trade Commission Act.

      As a device manufacturer, we are required to register with the FDA and once registered we are subject to inspection for compliance with the FDA's Quality Systems regulations. These regulations require us to manufacture our products and maintain our documents in a prescribed manner with respect to manufacturing, testing, and control activities. Further, we are required to comply with various FDA requirements for reporting. The FDC Act and medical device reporting regulations require us to provide information to the FDA on deaths or serious injuries alleged to have been caused or contributed to by the use of our products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to occur. The FDA also prohibits an approved device from being marketed for unapproved uses. All of our therapeutic and aesthetic treatment devices as currently designed are cleared for marketing under section 510(k) of the Medical Device Amendment to the FDC Act or are considered 510(k) exempt. If a device is subject to section 510(k), the FDA must receive premarket notification from the manufacturer of its intent to market the device. The FDA must find that the device is substantially equivalent to a legally marketed predicate device before the agency will clear the new device for marketing. We intend to continuously improve our products after they have been introduced to the market. Certain modifications to our marketed devices may require a premarket notification and clearance under section 510(k) before the changed device may be marketed, if the change or modification could significantly affect safety or effectiveness. As appropriate, we may therefore submit future 510(k) notifications, Pre-Market Approval ("PMA") or PMA supplement applications to the FDA. No assurance can be given that clearance or approval of such new applications will be granted by the FDA on a timely basis, or at all. Furthermore, we may be required to submit extensive preclinical and clinical data depending on the nature of the product changes. All of our devices, unless specifically exempted by regulation, are subject to the FDC Act's general controls, which include, among other things, registration and listing, adherence to the Quality System Regulation requirements for manufacturing, Medical Device Reporting and the potential for voluntary and mandatory recalls described above.

      The FDA is currently evaluating the classification of iontophoresis products. Since the passage of the Medical Device Amendment in 1975, these products have been listed as Class III products. However, the FDA has never called for a PMA for these products. Instead, it has allowed iontophoresis products to proceed to market as though they were Class II. Two years ago, FDA indicated they intend to make a final decision to either call for a PMA for iontophoresis products or reclassify them to Class II. We submitted to FDA the required information to allow continued marketing of our proprietary iontophoresis products until the final FDA decision is made. In our submission we urged that the products be reclassified to Class II. If the FDA does not change the classification of iontophoresis products and requires a PMA, we will be required to provide a PMA or, in the alternative, cease distributing our proprietary line and distribute competitor products that comply with the FDA requirements.

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

      Failure to comply with applicable FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Any such action by the FDA could materially adversely affect our ability to successfully market our products. Our Utah facility is inspected periodically by the FDA for compliance with the FDA's GMP and other requirements, including appropriate reporting regulations and various requirements for labeling and promotion. The FDA Quality Systems Regulations are similar to the ISO 13485 Quality Standard. The GMP regulation requires, among other things, that (i) the manufacturing process be regulated and controlled by the use of written procedures, and (ii) the ability to produce devices that meet the manufacturer's specifications be validated by extensive and detailed testing of every aspect of the process.

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

      From time to time, legislation is introduced in the Congress of the United States or in state legislatures that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of medical devices and products like those we manufacture. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance, or interpretations will be changed, and what the impact of such changes, if any, may be on our business and our results of operations. We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, domestically or internationally, would have on our business in the future. They could include, however, requirements for the reformulation of certain products to meet new standards, the recall or discontinuance of certain products, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and additional scientific substantiation. Any or all such requirements could have a material adverse effect on our business, results of operations or financial condition.

      We believe all of our present products are in compliance in all material respects with all applicable performance standards as well as GMP, record keeping and reporting requirements in the production and distribution of the products.

Environment

      Environmental regulations and the cost of compliance with them are not material to our business. We do not discharge into the environment any pollutants that are regulated by a governmental agency with the exception of the requirement to provide proper filtering of discharges into the air from the painting processes at our Tennessee location.

Seasonality

      We believe that the effect of seasonality on the results of our operations is not material.

Backlog

      We had a backlog of orders of approximately $754,000 at June 30, 2010, compared to approximately $500,000 at June 30, 2009.

Employees

      On June 30, 2010, we had a total of 144 full-time employees and eight part-time employees, compared to 148 full-time employees and five part-time employees on June 30, 2009.

Item 2.   Properties

      Our corporate headquarters and principal executive offices are located at 7030 Park Centre Drive, Salt Lake City, Utah. The headquarters consist of a single facility housing administrative offices and manufacturing space totaling approximately 36,000 square feet. We own the land and building, subject to mortgages requiring a monthly payment of approximately $24,000. The mortgages mature in 2013 and 2017. We also own a 53,200 sq. ft. manufacturing facility in Ooltewah, Tennessee (near Chattanooga), and accompanying undeveloped acreage for future expansion subject to a mortgage requiring monthly payments of approximately $13,000 and maturing in 2021. In addition, we rent office and warehouse space in Pleasanton, California; Houston, Texas; Detroit, Michigan; Minneapolis, Minnesota; and Girard, Ohio.

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

Item 3.   Legal Proceedings

      There are no pending legal proceedings of a material nature to which we are a party or to which any of our property is the subject.

Item 4.   [Removed and Reserved]

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

      As of September 21, 2010, we had approximately 13.4 million shares of common stock issued and outstanding. Our common stock is listed on the NASDAQ Capital Market (symbol: DYNT). The following table shows the range of high and low sale prices for the common stock as quoted on the NASDAQ system for the quarterly periods indicated:

                                           Fiscal Year Ended June 30,
                                            2010                 2009
                                        High     Low       High      Low
1st Quarter (July-September)            $1.05    $.59      $1.03    $0.17
2nd Quarter (October-December)          $1.05    $.57      $0.64    $0.26
3rd Quarter (January-March)             $1.44    $.80      $0.48    $0.20
4th Quarter (April-June)                $1.10    $.66      $0.75    $0.27

Stockholders

      As of September 21, 2010, the approximate number of stockholders of record was 430. This number does not include beneficial owners of shares held in "nominee" or "street" name. Including beneficial owners, we estimate that the total number of stockholders exceeds 2,000.

Dividends

      We have never paid cash dividends on our common stock. Our anticipated capital requirements are such that we intend to follow a policy of retaining earnings in order to finance the development of the business.

NASDAQ Deficiency Notice

      On June 16, 2010, we received a deficiency letter from the NASDAQ Stock Market, indicating that we had failed to comply with the minimum bid requirement for continued inclusion under Marketplace Rule 4310(c)(4). Under the deficiency notice, our common stock is subject to potential delisting because, for a period of 30 consecutive business days, the bid price of the common stock closed below the minimum $1.00 per share requirement for continued inclusion. The deadline for compliance with the rule is December 13, 2010. If prior to that date the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ staff may provide written notification that we have achieved compliance with the rule.

      We are using our best efforts to regain compliance with the minimum bid price rule. However, there can be no assurance that compliance will be achieved given the overall current condition of financial and stock markets in the United States. If compliance is not achieved and our stock is delisted, we expect that the common stock will begin trading on the OTC bulletin board where there is no minimum bid requirement.

       Securities Authorized for Issuance Under Equity Compensation Plans

      The following table shows information related to our equity compensation plans as of June 30, 2010:


                          Number of                        Number of securities
                      securities to be                     remaining available
                         issued upon     Weighted-average  for future issuance
                         exercise of      exercise price       under equity
                         outstanding      of outstanding    compensation plans
                          options,           options,           (excluding
                        warrants and         warrants      securities reflected
                           rights           and rights        in column (a))
    Plan Category           (a)               (b)                 (c)
--------------------------------------- ----------------- ---------------------

Equity compensation
plans approved by
security holders          932,805             $1.35             1,038,411

Equity compensation
plans not approved
by security holders             -                 -                     -
                      ------------------                   ---------------------
              Total       932,805                               1,038,411
                      ==================                   =====================

Recent Sales of Unregistered Securities

      We did not sell any securities without registration under the Securities Act of 1933 during the two years ended June 30, 2010.

Purchases of Equity Securities

      On September 3, 2003, our board of directors adopted and announced a stock repurchase program for the expenditure of up to $500,000 to purchase our common stock on the open market pursuant to regulatory restrictions governing such repurchases. In December 2008, the board authorized an additional $250,000 for repurchases under the program. During fiscal year 2009, we purchased 13,600 shares for $10,138. In fiscal year 2010, we purchased 91,504 shares for $97,378.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with our consolidated financial statements and notes to those consolidated financial statements, included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations.

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

Recent Developments

      On July 6, 2010, we launched a new e-commerce website at www.Dynatronics.com offering thousands of products online for clinics and medical practitioners, as well as retail customers. The new, easy-to-use website targets the physical medicine market and is a key marketing and sales tool which we believe will facilitate sales growth. The website is an important step for our expansion into the national account and group purchasing organization segments of the market, which require online ordering capability. In addition, it exposes our products to other new groups of online customers including patients of practitioners who may be interested in purchasing our products. Functionally, the website creates new ways for customers to communicate with us to request information and check on their account status.

      Customers receive the best pricing on products by ordering online and can track their product shipments and know when their orders will be delivered. A companion feature to the new website is our new e-quote system that allows sales representatives to build quotes for customers quickly and accurately making our sales representatives more efficient and timely in responding to customer needs.

      The new website is projected to lead to reduced transaction costs, decreased order-entry errors and increased order processing efficiencies, which are expected to boost our competitive edge in the market and, most importantly, improve profitability.

      Fiscal year 2010 was the first full year of selling our new V-Force vibration therapy device. This unit employs powerful, whole-body vibration technology, which provides neuromuscular training to increase strength, improve balance and enhance flexibility. Whole-body vibration therapy has been the subject of extensive research for many years with numerous clinical studies demonstrating its effectiveness in the areas of balance/fall prevention, circulation, knee rehabilitation, low back pain, range of motion and a host of other neuromuscular conditions.

How We Assess the Performance of Our Business

      We consider a variety of performance and financial measures in assessing the performance of our business. The key measures for determining how our business is performing are net sales, gross profit margin and selling, general and administrative expense. In addition, the status of borrowings and other financial ratios related to the balance sheet help provide insight into how we are performing.

Net Sales

      Net sales constitute gross sales net of any returns and sales discounts.

Gross Profit

      Gross profit is equal to our net sales minus our cost of goods sold. Gross margin measures gross profit as a percentage of net sales. Cost of goods sold for manufactured products includes direct material and labor costs as well as allocated indirect costs of labor and overhead. Cost of goods sold for distributed products includes the direct cost of purchased products, distribution center costs, and all freight costs incurred. The components of our cost of goods sold may not be comparable to those of other manufacturers or distributors of similar products within our industry.

      Changes in the mix of our products, such as changes in the proportion of manufactured products, may impact our overall cost of goods sold. We review our inventory levels on an ongoing basis in order to identify slow-moving products in inventory. We may offer incentives or mark-downs on these products. The timing and level of markdowns are not seasonal in nature but are driven by customer acceptance and sales. If we misjudge the market for our products, we may be faced with excess inventories for some products and be required to mark down those products in order to sell them. Historically markdowns have not been a material factor in our business.

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

      Share-based compensation expense related to stock options was $32,991 and $30,524 for fiscal years 2010 and 2009, respectively. We granted options to purchase an aggregate of 89,336 and 79,455 shares of common stock in fiscal years 2010 and 2009, respectively. These and any future stock option grants will increase our share-based compensation expense in fiscal year 2011 and in future fiscal years compared to fiscal year 2010. See "Critical Accounting Policies".

      We rely on an operating line of credit from a commercial bank. The relationship between the borrowing base that establishes maximum borrowings permitted and the actual borrowings indicates available borrowings for financing operations and providing working capital. Ultimately, through profitability and earnings we desire to eliminate all line of credit borrowings. Until that goal is achieved, the available borrowings are carefully monitored as an indicator of keeping proper balances between inventories, receivables, and payables as well as financing capital expenditures.

      Likewise, maintaining good Current Ratios and Debt to Equity ratios is a measure of good financial health and is monitored closely.

Results of Operations

Fiscal Year 2010 Compared to Fiscal Year 2009

Net Sales

      Net sales increased 1.7%, to $32,962,392 in fiscal year 2010, from $32,406,891 in fiscal year 2009. Despite the difficult economic conditions in the United States, we generated increased sales of both rehabilitation capital equipment and medical supplies ahead of last year's results. This is a positive indicator attributable to the aggressive marketing efforts in which we have been engaged and which have been announced during the year as well as possible lessening of recessionary pressures.

      Sales in some geographic regions of the United States realized significant decreases due to harsher local economies and unemployment. Declining sales in these areas were offset by improved performance in other parts of the country. Without the improvements shown in other regions, these decreases would have diminished sales by approximately 6.3% when compared to sales in the last two years. It is notable that the 1.7% increase in total sales reflects increased sales in other parts of the United States sufficient to not only offset the losses in the more economically depressed areas, but also to boost overall sales by almost 2% year over year.

      Sales of manufactured physical medicine products represented approximately 44% of our physical medicine product sales in both fiscal years 2010 and 2009. Distribution of products manufactured by other suppliers accounted for the balance of our physical medicine product sales in those years. Sales of manufactured aesthetic products in fiscal years 2010 and 2009 represented approximately 74% and 83% of our aesthetic product sales, respectively, with distributed products making up the balance.

      The majority of our sales revenues come from the sale of physical medicine products, both manufactured and distributed. In fiscal years 2010 and 2009, sales of physical medicine products accounted for 92% of total sales. Chargeable repairs, billable freight revenue, aesthetic product sales and other miscellaneous revenue accounted for approximately 8% of total revenues in 2010 and 2009.

Gross Profit

      Gross profit increased $235,119 to $12,645,574, or 38.4% of net sales, in fiscal year 2010, from $12,410,455 or 38.3% of net sales in fiscal year 2009. The increase in gross profit resulted from (1) higher sales generated in fiscal year 2010, (2) implementation of a number of refinements to our business operations which lowered our costs through better pricing and terms obtained from vendors, and (3) product mix more favorable to some of our higher-margin medical devices, including the new V-Force device and our electrotherapy products, together with certain medical supply products and treatment tables. As economic conditions gradually improve, demand for higher margin capital products is expected to increase, which we expect would further improve gross margins in future periods.

Selling, General and Administrative Expenses

      Selling, general and administrative ("SG&A") expenses decreased $113,917, to $10,641,795, or 32.3% of net sales, in fiscal year 2010, from $10,755,712, or
33.2% of net sales in fiscal year 2009. In fiscal year 2009, we recorded a reversal of an accrued liability of approximately $462,000 resulting from the cancellation of retirement benefits previously provided by contract to two executive officers, Kelvyn Cullimore, Jr. and Larry Beardall. The benefits were cancelled when the employment agreements in which they were granted were terminated in March 2009. Both executives subsequently entered into new employment agreements in June 2009. The new agreements do not include retirement benefits such as those that had been a part of the terminated agreements.

      During fiscal 2010, we were able to reduce SG&A by $113,917 compared to fiscal 2009 SG&A costs that included the previously described gain of approximately $462,000. This was accomplished through our ongoing cost reduction campaign to improve efficiencies. Over the past two years, we have focused on lowering transaction costs, streamlining customer service and production processes, and improving our sales support functions.

Research and Development

      Research and development ("R&D") expense decreased $78,406, to $914,932 in fiscal year 2010, from $993,338 in 2009. R&D expense also decreased as a percentage of net sales in fiscal year 2010, to 2.8% from 3.1% of net sales in fiscal year 2009. R&D costs are expensed as incurred. We expect to continue our commitment to developing innovative products for the physical medicine market in fiscal year 2011 and in future periods in order to position us for growth. We anticipate that R&D expense will increase in 2011 to approximately $1,400,000 in anticipation of a number of new products currently under development and scheduled for release at the end of fiscal year 2011.

Interest Expense

      Interest expense decreased by $119,744 to $433,429 in fiscal year 2010 due to lower rates and decreased borrowings and lower carrying balances on our bank line of credit compared to fiscal year 2009. During the year, we renegotiated the rate on one of our mortgages and reduced the rate from 9.1% to 5.6%.

Pre-tax Income

      Pre-tax income improved significantly in fiscal year 2010 to $700,045 compared to $139,260 in fiscal year 2009. The improvement in pre-tax income for fiscal year 2010 was a result of higher sales and gross profit generated during the year, together with lower SG&A, R&D and interest expenses. As already mentioned, the profit attained in 2009 reflected the effect of the reversal of $462,000 in expense associated with the termination of the retirement benefits for Kelvyn H. Cullimore Jr. and Larry Beardall.

Income Tax Expense

      Income tax expense was $276,068 in fiscal year 2010, compared to $35,936 in fiscal year 2009. The effective tax rate for fiscal year 2010 was 39.4% compared to 25.8% in 2009. The lower tax accrual rate in 2009 is primarily the result of tax credits from prior years.

Net Income

      Net income increased to $423,977 ($.03 per share) in fiscal year 2010, compared to $103,324 ($.01 per share) in fiscal year 2009. Major factors contributing to the improvement in fiscal year 2010 were higher sales and gross profits, together with the reduction in SG&A, R&D and interest expenses as discussed above.

Liquidity and Capital Resources

      We have financed operations through available cash reserves and borrowings under a line of credit with a bank. Working capital was $4,923,533 as of June 30, 2010, inclusive of the current portion of long-term obligations and credit facilities, compared to working capital of $4,217,187 as of June 30, 2009. During fiscal 2010, we generated $2,885,375 in cash from operating activities, an increase of $1,410,963 from fiscal 2009. The increase in cash provided by operating activities was mainly related to the following factors:

            o     The increase in net income due to the factors discussed above

            o A reduction in the net deferred income tax asset that was approximately $654,000 greater in fiscal 2010 than the decrease in fiscal 2009, mainly due to the carry back of net operating losses that resulted in an income tax refund of approximately $500,000

            o A decrease in accounts receivable that was approximately $597,000 greater in fiscal 2010 than the accounts receivable decrease in fiscal 2009

            o A decrease in inventory that was approximately $227,000 greater in fiscal 2010 than the inventory decrease in fiscal 2009.

      These items were offset partially by a decrease in accounts payable and accrued expenses of approximately $380,000 compared to an increase in accounts payable and accrued expenses of approximately $314,000.

      Cash used in investing activities was $373,431 in fiscal 2010 compared to $68,624 in fiscal 2009. The increase is due to an increase in capital expenditures in fiscal 2010.

      Cash used in financing activities was $2,269,902 in fiscal 2010 compared to $1,552,555 in fiscal 2009. The improvement in cash used in financing activities in 2010 is due to a significant reduction in borrowings under the line of credit during fiscal 2010. During the year ended June 30, 21010, we were able to reduce the outstanding line of credit balance by $1,834,159.

Accounts Receivable

      Trade accounts receivable, net of allowance for doubtful accounts, decreased $1,004,476, or 21.2%, to $3,735,251 as of June 30, 2010, compared to
$4,739,727 as of June 30, 2009. For the past two years, management has placed special emphasis on collecting receivables more timely. The reduction in trade accounts receivable in 2010 is indicative of the success of this effort. Trade accounts receivable represent amounts due from our dealer network as well as from medical practitioners and clinics. We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers. Accounts receivable are generally collected within 30 days of the agreed terms.

Inventories

      Inventories, net of reserves, decreased $432,451 or 7.0%, to $5,766,800 as of June 30, 2010, compared to $6,199,251 as of June 30, 2009. As expected, inventories decreased following consolidation of eight distribution points to three central distribution facilities following the completion of the acquisitions in fiscal year 2008. In addition, the amount of inventory we carry fluctuates each period based on the timing of large inventory purchases from overseas suppliers.

Accounts Payable

      Accounts payable decreased $391,498, or 21.8%, to $1,404,022 as of June 30, 2010, from $1,795,520 as of June 30, 2009. The decrease in accounts payable is a result of the timing of our weekly payments to suppliers and the timing of purchases of product components. Accounts payable are generally not aged beyond the terms of our suppliers. We take advantage of available early payment discounts when offered by our vendors.

Cash and Cash Equivalents

      Our cash position as of June 30, 2010 was $383,756, an increase of 171%, or $242,042, from cash of $141,714 as of June 30, 2009. We expect that cash flows from operating activities, together with amounts available through an existing line of credit facility, will be sufficient to cover operating needs in the ordinary course of business for the next twelve months. If we experience an adverse operating environment, including a further worsening of the general economy in the United States, or unusual capital expenditure requirements, additional financing may be required. However, no assurance can be given that additional financing, if required, would be available on terms favorable to us, or at all.

Line of Credit

      During fiscal year 2010, we paid down the outstanding balance on our line of credit with a bank by $1,834,159, leaving a remaining balance outstanding of $2,768,492 as of June 30, 2010, compared to $4,602,651 as of June 30, 2009. The current balance on the line of credit is the lowest it has been since the acquisition of six dealers in June and July 2007 and down approximately $3,430,000 from the line at its highest point in fiscal year 2009. The decrease in the line of credit was primarily the result of improved collections of accounts receivable, lower inventory levels, profits generated during fiscal year 2010 and cash flows from operating activities. In addition, we filed for and received a tax refund of approximately $500,000 by carrying back net operating losses against prior year taxes paid as permitted by the Worker, Homeownership, and Business Assistance Act, PL 111-92.

      Interest on the line of credit is based on the 90-day LIBOR rate (0.53% as of June 30, 2010) plus 4%. The line of credit is collateralized by accounts receivable and inventories, as well as a security interest in our headquarters facility in Salt Lake City, Utah. Borrowing limitations are based on approximately 45% of eligible inventory and up to 80% of eligible accounts receivable, up to a maximum credit facility of $7,000,000. Interest payments on the line are due monthly. As of June 30, 2010, the borrowing base was approximately $5,500,000, resulting in approximately $2,700,000 available on the line. The line of credit is renewable on December 15, 2010 and includes covenants requiring us to maintain certain financial ratios. As of June 30, 2010, we were in compliance with the loan covenants.

      The current ratio was 1.9 to 1 as of June 30, 2010 compared to 1.5 to 1 as of June 30, 2009. Current assets represented 70% of total assets as of June 30, 2010 and 2009.

Debt

      Long-term debt excluding current installments totaled $2,604,772 as of June 30, 2010, compared to $2,881,659 as of June 30, 2009. Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee. The principal balance on the mortgage loans is approximately $2,716,500 with monthly principal and interest payments of $37,323. For a more complete explanation of the long-term debt, see Note 7 in the financial statements.

Inflation and Seasonality

      Our revenues and net income from continuing operations have not been unusually affected by inflation or price increases for raw materials and parts from vendors.

      Our business operations are not materially affected by seasonality factors.

Recent Accounting Pronouncements Not Yet Adopted

      In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (FASB ASU 09-13), Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force). FASB ASU 09-13 updates the existing multiple-element arrangement guidance currently in FASB Topic 605-25 (Revenue Recognition - Multiple-Element Arrangements). This new guidance eliminates the requirement that all undelivered elements have objective evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to the items that have already been delivered. Further, companies will be required to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately by either the company itself or other vendors. This new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised guidance will be effective for the first annual period beginning on or after June 15, 2010. The Company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. The Company does not expect FASB ASU 09-13 to have a significant impact on its consolidated financial statements.

      In October 2009, the FASB issued Accounting Standards Update No. 2009-14 (FASB ASU 09-14), Certain Revenue Arrangements That Include Software Elements--a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in FASB ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under this new guidance, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product's essential functionality, and undelivered components that relate to software that is essential to the tangible product's functionality. FASB ASU 09-14 also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). This guidance will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. However, the Company must elect the same transition method for this guidance as that chosen for FASB ASU No. 2009-13. The Company does not expect FASB ASU 09-14 to have a significant impact on its consolidated financial statements.

Critical Accounting Policies

      Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires estimates and judgments that affect the reported amounts of our assets, liabilities, net sales and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable given the circumstances and evaluates these estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

      We believe that the following critical accounting policies involve a higher degree of judgment and complexity. See Note 1 to our consolidated financial statements for the fiscal year ended June 30, 2010 for a complete discussion of our significant accounting policies. The following reflect the significant estimates and judgments used in the preparation of our consolidated financial statements.

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

      Any modifications to estimates of inventory valuation reserves are reflected in the cost of goods sold within the statements of operations during the period in which such modifications are determined necessary by management. As of June 30, 2010 and 2009, our inventory valuation reserve balance, which established a new cost basis, was $331,071 and $338,788, respectively, and our inventory balance was $5,766,800 and $6,199,251, net of reserves, respectively.

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

Allowance for Doubtful Accounts

      We must make estimates of the collectability of accounts receivable. In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $3,735,251 and $4,739,727, net of allowance for doubtful accounts of $254,664 and $398,610, as of June 30, 2010 and 2009, respectively.

Deferred Income Tax Assets

      In August 2010 and August 2009, our management performed an in-depth analysis of the deferred income tax assets and their recoverability. Based on several factors, including our strong earnings history of pre-tax profit averaging over $500,000 per year in 17 of the last 20 fiscal years and the fact that the principal causes of the loss in fiscal 2008 (goodwill impairment and expenses resulting from six acquisitions) are considered to be unusual and are not expected to recur in the near future, we believe that it is more likely than not that all of the net deferred income tax assets will be realized. As previously mentioned, $501,465 of the deferred income tax assets were utilized to carry back against profits from 2004 and 2005, reducing the deferred income tax asset by 39%.

Business Plan and Outlook

      During fiscal year 2010, we achieved significant improvement in our operating results compared to the prior fiscal year. In fiscal year 2011, we will continue to pursue a focused strategy to improve sales and overall operations that includes the following elements:

            o strengthening distribution channels by adding direct sales representatives and dealers in key locations

            o pursuing sales with large chains of clinics and national accounts, including Group Purchasing Organizations

            o using tools such as e-commerce solutions and other IT related methodologies to reduce cost of operations and enhance the reach of our sales efforts

            o enhancing product profit margins through improved manufacturing processes and negotiating better pricing with all vendors

            o developing and introducing new, state-of-the-art products for future growth

            o Seeking ways to leverage our distribution network to bring new products to market.

      Our goal in implementing this strategy is to improve short-term profitability without jeopardizing long-term growth.

      The landscape of our primary market, the physical medicine marketplace, continues to change. Past years saw consolidation among manufacturers and distributors including our own acquisitions completed in fiscal years 2007 and 2008. More recently, two additional significant changes have taken place. According to its filings under the Securities Exchange Act of 1934, DJO, Inc. closed its Chattanooga Group operations in the quarter ended July 3, 2010 and redistributed those manufacturing, R&D and support functions to other DJO facilities, in and out of the United States. Chattanooga Group has been a primary competitor of the Company for many years. The effect of this announcement is that the full operations of the former Chattanooga Group have been reduced to a product brand sold by DJO through non-proprietary distribution channels. In addition, DJO, Inc. has disclosed that on June 12, 2009 it sold its Empi Therapy Solutions catalog division to Patterson Medical (Sammons Preston), another competitor of the Company. This essentially eliminates Empi as a significant catalog competitor and further reduces competition in our market.

      These consolidations combined with prior year consolidations and continuing declines in the number of independent distributors have significantly narrowed distribution channels in our market. At the present time, we believe that there remain only two companies with a national direct sales force selling proprietary and distributed products: Dynatronics and Patterson Medical (through its Sammons Preston subsidiary). All other distribution in our market is directed through catalog companies with no direct sales force, or through independent local dealers. However, the network of local independent dealers is rapidly diminishing due to consolidation efforts and increased competition from Dynatronics, Sammons Preston and catalog companies. In the past year, we have reinforced our direct sales team to include 25 direct sales employees and 28 independent sales representatives. In addition to these direct sales representatives, we continue to enjoy a strong relationship with scores of local dealers. We believe we have the best trained and most knowledgeable sales force in the industry. The recent changes within our market provide a unique opportunity for us to grow market share in the coming years through recruitment of high-quality sales representatives and dealers.

      With the broad line of products we now offer and with a strong sales force that we expect will grow stronger in the coming year, we believe that we are well positioned to develop relationships with large chains of clinics and hospitals, national accounts and Group Purchasing Organizations ("GPO's") that purchase only on contract. This is a segment of business which was previously closed to us because we were not an approved vendor with the various GPO's and national or regional chains of care facilities. With the broader offering of products now available through our catalog, we are better able to compete for this high volume business and have seen success this past year in becoming the preferred vendor to many national and regional accounts.

      To further our efforts to recruit high-quality direct sales representatives and dealers as well as to better appeal to the large GPO's and national customers, we will continue to improve efficiencies of our operations and the sales support for the industry. Chief among those changes was the introduction of our first true e-commerce solution on July 6, 2010. With the introduction of this e-commerce solution, customers are able to more easily place orders and obtain information about their accounts. Sales representatives are increasing their effectiveness with the abundance of information available to them electronically through our e-quote system which is a companion to the e-commerce solution introduced. Not only is our e-commerce solution improving sales, but it should also permit us to reduce our transactional costs thus enabling us to accommodate higher sales without significantly increasing overhead.

      The recent passage of the Patient Protection and Affordable Care Act along with the Health Care and Educational Reconciliation Act is sure to have an effect on our future operations. The addition of millions to the rolls of the insured will undoubtedly increase demand for services. That increased demand is expected to translate into increased sales of our products. The magnitude of those increases is difficult to assess at this time. At the same time, this legislation will impose an excise tax on all manufacturers of medical devices which we estimate will exceed $500,000 annually for Dynatronics based on the current statutory language. Because the effects of this legislation will not be felt until 2013 at the earliest, it is difficult to project the full impact this legislation will have, especially since there is a likelihood of amendments to the legislation prior to it becoming fully effective. In the meantime, we are working to take full advantage of every opportunity presented by this legislation to increase sales and to offset any negative effects that may accompany those opportunities.

      We will continue to focus on new product innovation. The introduction of V-Force in June 2009 once again demonstrates our commitment to innovation as we were the first to introduce this technology to the rehabilitation markets we serve. Several new products are currently under development and are scheduled for introduction toward the end of fiscal year 2011. The commitment to innovation of high-quality products has been a hallmark of Dynatronics and will continue throughout the coming year.

      Economic pressures from the recent recession not only have affected available credit that would facilitate large capital purchases, but have also reduced demand for discretionary services such as those provided by our aesthetic products. As a result, we trimmed back our expenses in the Synergie division to be more reflective of the current environment. Fortunately, the Synergie Elite aesthetic product line introduced in April 2008 continues to have appeal due to its design and price point. We believe that our aesthetic devices remain the best value on the market. We are seeking innovative ways to market our products including strategic partnerships, both domestic and international, to help regain sales momentum. As the economy begins to improve over the coming year, we expect to see increased sales of these higher margin products.

      We have long believed that international markets present an untapped potential for growth and expansion. Adding new distributors in several countries will be the key to this expansion effort. Our past efforts to improve international marketing have yielded only marginal improvements. We remain committed, however, to finding the most cost effective ways to expand our markets internationally. Over the coming year our efforts will be focused on partnering with key manufacturers and distributors interested in our product line or technology. Our Utah operation, where all electrotherapy, ultrasound, traction, light therapy and Synergie products are manufactured, is certified to ISO 13485:2003, an internationally recognized standard of excellence in medical device manufacturing. This designation is an important requirement in obtaining the CE Mark certification, which allows us to market our products in the European Union and other international locations.

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

            o Using our first e-commerce solution in order to facilitate business opportunities and reduce transactional costs.

            o Significantly improving operational efficiencies through implementation of ideas generated by the operational analysis conducted with the help of Vici Capital Partners. These ideas include lowering manufacturing and transactional costs, automating processes, redefining policies and procedures and working to make every customer a profitable customer.

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

            o Continuing development of new, state-of-the-art products, both high-tech and commodity, in fiscal year 2011, for both the rehabilitation and aesthetic markets.

            o Exploring strategic business alliances that will leverage and complement the Company's competitive strengths, increase market reach and supplement capital resources.

Item 8. Financial Statements and Supplementary Data

      The consolidated financial statements required to be filed are indexed on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of June 30, 2010, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, that our disclosure controls and procedures were effective as of June 30, 2010.

Management's Annual Report on Internal Control Over Financial Reporting

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. GAAP. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2010. In conducting the evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (the COSO criteria). Based on our evaluation under the COSO criteria, our management concluded that our controls over financial reporting as of June 30, 2010 were not operating effectively due to a lack of documentation regarding IT controls. This was not deemed to be a material weakness and management is taking steps to provide appropriate documentation of its IT controls to cure the deficiency.

      This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

      There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Controls

      The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to completely eliminate misconduct. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Item 9B.   Other Information

      None.

                                    PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

      The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2010.

Item 11.  Executive Compensation

      The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2010.

Item 13.  Certain Relationships and Related Transactions, and Director
          Independence

      The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2010.

Item 14.   Principal Accounting Fees and Services

      The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2010.

                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules

      (a)   The following documents are filed as a part of this report:

            (1)   Financial statements as indexed below;

            (2) Financial statement schedules required to be filed by Item 8 of this form and by paragraph (b) of Item 15, below (included in the financial statements as required); and

            (3) Those exhibits required by Item 601 of Regulation S-K, indexed in (b), below.

      (b)   Exhibits required by Item 601 of Regulation S-K:

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

                  10.8 Form of Option Agreement for the 2005 Equity Incentive Award Plan for incentive stock options (filed as Exhibit to June 30, 2007 Annual Report on Form 10-K)

                  10.9 Form of Option Agreement for the 2005 Equity Incentive Award Plan for non-qualified options (filed as Exhibit to June 30, 2007 Annual Report on Form 10-K)

                  23.1  Consent of Tanner LLC (filed herewith)

                  31.1 Certification under Rule 13a-14(a)/15d-14(a) of principal executive officer (filed herewith)

                  31.2 Certification under Rule 13a-14(a)/15d-14(a) of principal accounting officer and principal financial officer (filed herewith)

                  32.1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SECTION 1350) (filed herewith)

      (c) Financial statements and financial statement schedules required by Regulation S-X:


              Report of Independent Registered Public Accounting Firm........F-1

              Consolidated Balance Sheets as of June 30, 2010 and 2009.......F-2

              Consolidated Statements of Income for the years ended
              June 30, 2010 and 2009.........................................F-3

              Consolidated Statements of Stockholders'
              Equity for the years ended June 30, 2010 and 2009..............F-4

              Consolidated Statements of Cash Flows for
              the years ended June 30, 2010 and 2009.........................F-5

              Notes to Consolidated Financial Statements.....................F-6

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM



To the Board of Directors of
Dynatronics Corporation


We have audited the consolidated balance sheets of Dynatronics Corporation and subsidiary (collectively, the Company) as of June 30, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





/s/ Tanner LLC

Salt Lake City, Utah
September 22, 2010

                        DYNATRONICS CORPORATION
                      Consolidated Balance Sheets
                     As of June 30, 2010 and 2009


                        Assets                          2010            2009
                                                   -------------   -------------

Current assets:
  Cash and cash equivalents                        $     383,756        141,714
  Trade accounts receivable, less
    allowance for doubtful accounts of
    $254,664 as of June  30, 2010 and
    $398,610 as of June 30, 2009                       3,735,251      4,739,727
  Other receivables                                       70,919         99,110
  Inventories, net                                     5,766,800      6,199,251
  Prepaid expenses                                       262,577        333,273
  Prepaid income taxes                                         -         23,210
  Current portion of deferred income
    tax assets                                           390,510        466,783
                                                   -------------   -------------

       Total current assets                           10,609,813     12,003,068

Property and equipment, net                            3,561,271      3,349,239
Intangible asset, net                                    452,558        541,870
Other assets                                             314,790        359,171
Deferred income tax assets, net
    of current portion                                   151,897        833,941
                                                   -------------   -------------

       Total assets                                $  15,090,329     17,087,289
                                                   =============   =============

         Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of long-term debt                $     381,841        323,713
  Line of credit                                       2,768,492      4,602,651
  Warranty reserve                                       186,022        191,047
  Accounts payable                                     1,404,022      1,795,520
  Accrued expenses                                       462,641        446,327
  Accrued payroll and benefits expense                   427,326        426,623
  Income tax payable                                      55,936              -
                                                   -------------   -------------

       Total current liabilities                       5,686,280      7,785,881

Long-term debt, net of current portion                 2,604,772      2,881,659
                                                   -------------   -------------

       Total liabilities                               8,291,052     10,667,540
                                                   -------------   -------------

Commitments and contingencies

Stockholders' equity:
  Common stock, no par value: Authorized
    50,000,000 shares; issued 13,591,152 shares
    as of June 30, 2010 and 13,675,387 shares
    as of June 30, 2009                                7,872,250      7,916,699
  Accumulated deficit                                 (1,072,973)    (1,496,950)
                                                   -------------   -------------

       Total stockholders' equity                      6,799,277       6,419,749
                                                   -------------   -------------

       Total liabilities and stockholders'
         equity                                    $  15,090,329     17,087,289
                                                   =============   =============

See accompanying notes to consolidated financial statements.

                            DYNATRONICS CORPORATION
                       Consolidated Statements of Income
                   For the Years Ended June 30, 2010 and 2009



                                                        2010            2009
                                                   -------------   -------------

Net sales                                          $  32,962,392     32,406,891
Cost of sales                                         20,316,818     19,996,436
                                                   -------------   -------------
       Gross profit                                   12,645,574     12,410,455

Selling, general, and administrative expenses         10,641,795     10,755,712
Research and development expenses                        914,932        993,338
                                                   -------------   -------------
       Operating income                                1,088,847        661,405
                                                   -------------   -------------
Other income (expense):
  Interest income                                          9,394          7,423
  Interest expense                                      (433,429)      (553,173)
  Other income, net                                       35,233         23,605
                                                   -------------   -------------
       Total other income (expense)                     (388,802)      (522,145)
                                                   -------------   -------------

       Income before income taxes                        700,045        139,260

Income tax provision                                    (276,068)       (35,936)
                                                   -------------   -------------

       Net income                                  $     423,977        103,324
                                                   =============   =============

       Basic net income per common share           $        0.03           0.01

       Diluted net income per common share         $        0.03           0.01


Weighted-average basic and diluted common shares outstanding:

       Basic                                          13,633,421     13,665,423
       Diluted                                        13,647,596     13,667,148


See accompanying notes to consolidated financial statements.

                       DYNATRONICS CORPORATION
           Consolidated Statements of Stockholders' Equity
             For the Years Ended June 30, 2010 and 2009


                                                                       Total
                      Number          Common        Accumulated    stockholders'
                     of shares         stock          deficit          equity
                   -------------   -------------   -------------   -------------

Balances as of
  June 30, 2008       13,670,807   $   7,865,913      (1,600,274)     6,265,639

Redemption of
  common stock           (13,600)        (10,138)              -        (10,138)

Common stock
  issued for
  compensation            18,180          30,400               -         30,400

Stock based
  compensation                 -          30,524               -         30,524

Net income                     -               -         103,324        103,324
                   -------------   -------------   -------------   -------------

Balances as of
  June 30, 2009       13,675,387       7,916,699      (1,496,950)     6,419,749
                   =============   =============   =============   =============

Issuance of common
  stock upon
  exercise
  of employee
  stock options            1,716           1,338               -          1,338

Redemption of
  common stock           (91,504)        (97,378)              -        (97,378)

Common stock
  issued for
  compensation             5,553          18,600               -         18,600

Stock based
  compensation                 -          32,991               -         32,991

Net income                     -               -         423,977        423,977
                   -------------   -------------   -------------   -------------

Balances as of
  June 30, 2010       13,591,152   $   7,872,250      (1,072,973)     6,799,277
                   =============   =============   =============   =============


See accompanying notes to consolidated financial statements.

                            DYNATRONICS CORPORATION
                     Consolidated Statements of Cash Flows
                   For the Years Ended June 30, 2010 and 2009


                                                        2010           2009
                                                   -------------   -------------

Cash flows from operating activities:
  Net income                                       $     423,977        103,324
  Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization of property
       and equipment                                     285,072        363,627
     Amortization of intangible asset                     89,312         89,311
     Gain on disposal of assets                           (2,730)        (2,183)
     Stock-based compensation expense                     51,591         60,924
     Change in deferred income tax asset                 758,317        104,627
     Provision for doubtful accounts receivable          108,000         48,000
     Provision for inventory obsolescence                120,000         72,000
     Deferred compensation                                     -       (455,377)
     Change in operating assets and liabilities:
       Receivables                                       924,667        327,885
       Inventories                                       312,451         85,619
       Prepaid expenses and other assets                 115,077        286,775
       Accounts payable and accrued expenses            (379,506)       314,447
       Prepaid income taxes                                    -         97,269
       Income tax payable                                 79,147        (21,836)
                                                   -------------   -------------

           Net cash provided by operating
             activities                                2,885,375      1,474,412
                                                   -------------   -------------
Cash flows from investing activities:
  Capital expenditures                                  (376,161)       (71,224)
  Proceeds from sale of property and equipment             2,730          2,600
                                                   -------------   -------------

           Net cash used in investing activities        (373,431)       (68,624)
                                                   -------------   -------------
Cash flows from financing activities:
  Principal payments on long-term debt                  (339,703)      (326,748)
  Net change in line of credit                        (1,834,159)    (1,215,669)
  Proceeds from issuance of common stock                   1,338              -
  Redemption of common stock                             (97,378)       (10,138)
                                                   -------------   -------------

           Net cash used in financing activities      (2,269,902)    (1,552,555)
                                                   -------------   -------------

           Net change in cash and cash equivalents       242,042       (146,767)

Cash and cash equivalents at beginning of period         141,714        288,481
                                                   -------------   -------------

Cash and cash equivalents at end of period         $     383,756        141,714
                                                   =============   =============

Supplemental disclosures of cash flow information:
  Cash paid for interest                           $     442,614        562,457
  Cash paid for income taxes                                 100         36,828
Supplemental disclosure of non-cash investing
   and financing activities:
  Capital lease and note payable obligations
    incurred to acquire property and equipment           120,943        171,591

See accompanying notes to consolidated financial statements.

                            DYNATRONICS CORPORATION

                   Notes to Consolidated Financial Statements

                             June 30, 2010 and 2009



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

      (c)   Accounting Standards Codification

            The Financial Accounting Standards Board (FASB) has issued the FASB Accounting Standards Codification (ASC) that became the single official source of authoritative U.S. generally accepted accounting principles (GAAP), other than guidance issued by the Securities and Exchange Commission (SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature. All other literature is considered non-authoritative. The ASC does not change GAAP; it introduces a new structure that is organized in an accessible online research system. The ASC became effective for the Company on July 1, 2009.

      (d)   Cash Equivalents

            Cash equivalents include all highly liquid investments with maturities of three months or less at the date of purchase. Also included within cash equivalents are deposits in-transit from banks for payments related to third-party credit card and debit card transactions.

      (e)   Inventories

            Finished goods inventories are stated at the lower of standard cost (first-in, first-out method), which approximates actual cost, or market. Raw materials are stated at the lower of cost (first-in, first-out) or market.

      (f)   Trade Accounts Receivable

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

      (g)   Property and Equipment

            Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of related assets. The building and its component parts are being depreciated over their estimated useful lives that range from 5 to 31.5 years. Estimated lives for all other depreciable assets range from 3 to 7 years.

      (h)   Long-Lived Assets

            Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
            Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the difference between the carrying amount of the asset and the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

      (i)   Intangible Assets

            Costs associated with the acquisition of trademarks, trade names, license rights and non-compete agreements are capitalized and amortized using the straight-line method over periods ranging from 3 months to 15 years.

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

      (m)   Earnings per Common Share

            Basic earnings per common share represents the amount of earnings for the period available to each weighted average share of common stock outstanding during the reporting period. Diluted earnings per common share is the amount of earnings for the period available to each weighted average share of common stock outstanding during the reporting period and to each weighted average share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period, using the treasury stock method.

            The reconciliation between the basic and diluted weighted-average number of common shares for the years ended June 30, 2010 and 2009 is summarized as follows:

                                                       2010             2009
                                                   -------------   -------------

            Basic weighted-average number of
            common shares outstanding during
            the year                                  13,633,421     13,665,423

            Weighted-average number of dilutive
            common stock options outstanding
            during the year                               14,175          1,725
                                                   -------------   -------------
            Diluted weighted-average number of
            common and common equivalent shares
            outstanding during the year               13,647,596     13,667,148
                                                   =============   =============

            Outstanding options not included in the computation of diluted net income per share totaled 905,370 and 1,033,368 as of June 30, 2010 and 2009, respectively. These common stock equivalents were not included in the computation because to do so would have been antidilutive.

      (n)   Income Taxes

            The Company recognizes an asset or liability for the deferred income tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Accruals for uncertain tax positions are provided for in accordance with the requirements of FASB ASC 740-10. Under ASC 740-10, the Company may recognize the tax benefits from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact the Company's financial position, results of operations and cash flows.

      (o)   Stock-Based Compensation

            The Company accounts for stock-based compensation in accordance with FASB ASC 718, Stock Compensation. Under the fair value recognition provision of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally five years) using the straight-line method.

            The Company recognized $51,591 and $60,924 in stock-based compensation for the years ended June 30, 2010 and 2009, respectively, as selling, general, and administrative expenses in the consolidated statements of income. The stock-based compensation includes amounts for both restricted stock and stock options under ASC 718.

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

      (q)   Operating Segments

            The Company operates in one line of business: the development, marketing, and distribution of a broad line of medical products for the physical therapy and aesthetics markets. As such, the Company has only one reportable operating segment.

            The Company groups its sales into physical medicine products and aesthetic products. Physical medicine products made up 92% and 91% of net sales for the years ended June 30, 2010 and 2009, respectively. Aesthetics products made up 1% and 3% of net sales for the years ended June 30, 2010 and 2009, respectively. Chargeable repairs, billable freight and other miscellaneous revenue account for the remaining 7% and 6% of total revenues for the years ended June 30, 2010 and 2009, respectively.

      (r)   Use of Estimates

            Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with GAAP. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment; valuation allowances for receivables, income taxes, and inventories; accrued product warranty reserve; and estimated recoverability of intangible assets. Actual results could differ from those estimates.

      (s)   Advertising Costs

            Advertising costs are expensed as incurred. Advertising expense for the years ended June 30, 2010 and 2009 was approximately $175,700 and $288,100, respectively.

      (t)   Reclassification

            Certain items in the prior year have been reclassified to conform to the current year's presentation.

(2)   Inventories

      Inventories consist of the following as of June 30:

                                                       2010            2009
                                                   -------------   -------------

            Raw materials                          $   2,256,197      2,523,375
            Finished goods                             3,841,674      4,014,664
            Inventory reserve                           (331,071)      (338,788)
                                                   -------------   -------------
                                                   $   5,766,800      6,199,251
                                                   =============   =============

(3)   Property and Equipment

      Property and equipment consist of the following as of June 30:

                                                       2010             2009
                                                   -------------   -------------

            Land                                   $     354,743        354,743
            Buildings                                  3,704,445      3,691,364
            Machinery and equipment                    1,509,354      1,731,556
            Office equipment                           1,569,377      1,327,379
            Vehicles                                     266,521        247,892
                                                   -------------   -------------
                                                       7,404,440      7,352,934

            Less accumulated depreciation
             and amortization                         (3,843,169)    (4,003,695)
                                                   -------------   -------------
                                                   $   3,561,271      3,349,239
                                                   =============   =============

(4)   Other Intangible Assets

      Identifiable intangibles assets and their useful lives consist of the following as of June 30:

                                                        2010            2009
                                                   -------------   -------------

       Trade name - 15 years                       $     339,400        339,400

       Domain name - 15 years                              5,400          5,400

       Non-compete covenant - 4 years                    149,400        149,400

       Customer relationships - 7 years                  120,000        120,000

       Trademark licensing agreement - 20 years           45,000         45,000

       Backlog of orders - 3 months                        2,700          2,700

       Customer database - 7 years                        38,100         38,100

       License agreement - 10 years                       73,240         73,240
                                                   -------------   -------------

          Total identifiable intangibles                 773,240        773,240

       Less accumulated amortization                    (320,682)      (231,370)
                                                   -------------   -------------
                  Net carrying amount              $     452,558        541,870
                                                   =============   =============

      Amortization expense associated with the intangible assets was $89,312 and $89,311 for fiscal years 2010 and 2009, respectively. Estimated amortization expense for the identifiable intangibles is expected to be as follows: 2011, $83,207; 2012, $44,637; 2013, $44,637; 2014, $44,637; 2015,
      $30,680 and thereafter $204,760.

(5)   Product Warranty Reserve

      A reconciliation of the change in the product warranty reserve consists of the following for the fiscal years ended June 30:

                                                       2010             2009
                                                   -------------   -------------
           Beginning product warranty reserve
             balance                               $     191,047        209,168
           Warranty repairs                             (160,593)      (241,808)
           Warranties issued                             243,300        251,028
           Changes in estimated warranty costs           (87,732)       (27,341)
                                                   -------------   -------------
                Ending product warranty
                  reserve balance                  $     186,022        191,047
                                                   =============   =============

(6)   Line of Credit

      The Company has a revolving line of credit facility with a commercial bank in the amount of $7,000,000. Borrowing limitations are based on 45% of eligible inventory and up to 80% of eligible accounts receivable resulting in a borrowing limit of $5,500,000. As of June 30, 2010 and 2009, the outstanding balance was approximately $2,770,000 and $4,600,000, respectively. Available borrowings as of June 30, 2010 were $2,730,000. The line of credit is collateralized by inventory and accounts receivable and bears interest at a rate based on the bank's prime rate. The interest rate was 4.5% and 5.1% as of June 30, 2010 and 2009, respectively. This line is subject to annual renewal and matures on December 15, 2010. Accrued interest is payable monthly.

      The Company's revolving line of credit agreement includes covenants requiring the Company to maintain certain financial ratios. As of June 30, 2010, management believes the Company was in compliance with its loan covenants.

(7)   Long-Term Debt

      Long-term debt consists of the following as of June 30:

                                                        2010            2009
                                                   -------------   -------------

       5.649% promissory note secured by
         building, maturing December
         2017, payable in  monthly
         installments beginning at $16,985         $   1,241,537      1,353,048

       6.44% promissory note secured by
         trust deed on real property,
         maturing January 2021, payable
         in monthly installments of
         $13,278                                       1,220,345      1,298,338

       6.21% promissory note secured by a
         trust deed on real property,
         maturing November 2013, payable
         in decreasing installments
         currently at $7,373                             254,601        321,257

       8.49% promissory note secured by
         fixed assets, payable in
         monthly installments of $2,097
         through December 2014                            93,865              -

       14.305% promissory note secured by
         fixed assets, payable in
         monthly installments of $2,338
         through May 2014                                 83,741         98,633

       5% promissory note unsecured,
         payable in monthly installments
         of $3,660 through March 2011                     32,141         73,802

       7.95% promissory note secured by
         fixed assets, payable in
         monthly installments of $724
         through July 2013                                23,684         29,472

       5.75% promissory note secured by
         fixed assets, payable in
         monthly installments of $435
         through October 2013                             15.779              -

       10.15% promissory note secured
         by fixed assets, payable in
         monthly installments of $448
         through December 2012                            11,835         15,793

       16.35% promissory note secured
         by fixed assets, payable in
         monthly installments of $409
         through October 2011                              5,838          9,458

       9.69% promissory note secured
         by fixed assets, payable in
         monthly installments of $318
         through October 2011                              3,247          5,571
                                                   -------------   -------------

           Total long-term debt                        2,986,613      3,205,372

      Less current installments                          381,841        323,713
                                                   -------------   -------------

      Long-term debt, net of current installments  $   2,604,772      2,881,659
                                                   =============   =============

      The aggregate maturities of long-term debt for each of the years subsequent to 2010 are as follows: 2011, $381,841; 2012, $368,765; 2013,
      $387,622; 2014, $338,552: 2015, $290,882 and thereafter $1,218,951.

(8)   Leases

      The Company leases vehicles under noncancelable operating lease agreements. Lease expense for the years ended June 30, 2010 and 2009, was $15,898 and $22,970, respectively. Future minimum lease payments required under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of 2010 are as follows: 2011, $15,231; 2012, $7,809 and 2013, $6,507.

      The Company rents office, warehouse, storage space and office equipment under agreements which run one year or less in duration. The rent expense for the years ended June 30, 2010 and 2009 was $269,741 and $263,917, respectively. Future minimum rental payments required under operating leases that have one year or less as of 2010 are as follows: 2011, $270,300.

      The  office  and  warehouse  spaces  in  Girard,  Ohio; Detroit, Michigan;
      Pleasanton, California; and Hopkins, Minnesota are leased on an annual basis from employees/stockholders; or entities controlled by stockholders, who were previously principals of the dealers acquired in June and July, 2007. The leases are related-party transactions with four employee/stockholders, however the lease agreements have been conducted on an arms-length basis and the terms are similar to those that would be available to other third parties.

(9)   Income Taxes

      Income tax provision (benefit) for the years ended June 30 consists of:

                                      Current         Deferred         Total
                                   -------------   -------------   -------------
      2010:
        U.S. federal               $      54,131         189,511        243,642
        State and local                   19,471          12,955         32,426
                                   -------------   -------------   -------------
                                   $      73,602         202,466        276,068
                                   =============   =============   =============
      2009:
        U.S. federal               $     (33,167)         89,508         56,341
        State and local                  (35,524)         15,119        (20,405)
                                   -------------   -------------   -------------
                                   $     (68,691)        104,627         35,936
                                   =============   =============   =============

      Actual income tax provision (benefit) differs from the "expected" tax provision (benefit) computed by applying the U.S. federal corporate income tax rate of 34% to income before income taxes, as follows:

                                                        2010            2009
                                                   -------------   -------------

      Expected tax provision (benefit)             $     235,975         62,988
      State taxes, net of federal tax benefit             19,621         17,427
      Officers' life insurance                                 -         34,678
      Other, net                                          20,472        (79,157)
                                                   -------------   -------------
                                                   $     276,068         35,936
                                                   =============   =============

      Deferred income tax assets and liabilities related to the tax effects of temporary differences are as follow as of June 30:

                                                       2010             2009
                                                   -------------   -------------

      Net deferred income tax asset - current:
        Inventory capitalization for income
          tax purposes                             $      69,530         84,117
        Inventory reserve                                129,118        132,127
        Warranty reserve                                  72,548         74,508
        Accrued product liability                         19,995         20,572
        Allowance for doubtful accounts                   99,319        155,459
                                                   -------------   -------------
           Total deferred income tax asset -
             current                               $     390,510        466,783
                                                   =============   =============
      Net deferred income tax asset
       (liability) - non-current:
        Property and equipment, principally
          due to differences in depreciation       $    (249,212)      (222,550)
        Research and development credit
          carryover                                      185,320         89,538
        Other intangibles                               (176,023)      (207,998)
        Other                                             36,452         64,499
        Operating loss carry forwards                    355,360      1,110,452
                                                   -------------   -------------
           Total deferred income tax asset -
             non-current                           $     151,897        833,941
                                                   =============   =============

      In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred income tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

      The change in the net deferred income tax asset for net operating loss carry forwards was the result of the amendment to the carry back rules as permitted by the Worker, Homeownership, and Business Assistance Act, PL 111-92 which allowed the Company to utilize the NOL against taxable income in fiscal years 2004 and 2005 resulting in a refund of over $500,000 and the utilization of approximately $465,000 of NOL for the fiscal year ended June 30, 2010.

(10)  Major Customers and Sales by Geographic Location

      During the fiscal years ended June 30, 2010 and 2009, sales to any single customer did not exceed 10% of total net sales.

      The Company exports products to approximately 30 different countries. Sales outside North America totaled approximately $533,000, or 1.6% of net sales, for the fiscal year ended June 30, 2010 compared to approximately $765,000, or 2.3% of net sales, for the fiscal year ended June 30, 2009.

(11)  Common Stock and Common Stock Equivalents

      On July 15, 2003, the Company approved an open-market share repurchase program for up to $500,000 of the Company's common stock. On November 27, 2007, the board approved an additional $250,000 for the open-market share repurchase program after the original $500,000 was exhausted. During the year ended June 30, 2010, the Company acquired and retired 91,504 shares of common stock for $97,378. During the year ended June 30, 2009, the Company acquired and retired 13,600 shares of common stock for $10,138.

      During the years ended June 30, 2010 and 2009, the Company granted 5,553 and 18,180 shares of restricted common stock to directors in connection with compensation arrangements, respectively.

      The Company maintains a 2005 equity incentive plan for the benefit of employees. Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other share-based awards may be granted under the plan. Awards granted under the plan may be performance-based. Effective November 27, 2007, the plan was amended, as approved by the stockholders, to increase the number of shares available by 1,000,000 shares. As of June 30, 2010, 1,038,411 shares of common stock were authorized and reserved for issuance, but were not granted under the terms of the 2005 equity incentive plan as amended.

      The Company granted options to acquire common stock under its 2005 equity incentive plan for fiscal 2010 and 2009. The options are granted at not less than 100% of the market price of the stock at the date of grant. Option terms are determined by the board of directors, and exercise dates may range from 6 months to 10 years from the date of grant.

      The  fair  value  of  each option grant was estimated on the date of grant
      using   the   Black-Scholes   option-pricing   model  with  the  following
      assumptions:

                                                       2010            2009
                                                   -------------   -------------
            Expected dividend yield                     0%              0%
            Expected stock price volatility           58-61%          56-60%
            Risk-free interest rate                 3.31 - 3.72%    2.59 - 4.14%
            Expected life of options                  10 years        10 years

      The weighted average fair value of options granted during 2010 and 2009 was $.57 and $.39, respectively.

      The following table summarizes the Company's stock option activity during the years ended June 30, 2010 and 2009:

                                              2010                                            2009
                                   -----------------------------                   -------------------------------
                                                                    Weighted
                                                      Weighted        average                         Weighted
                                     Number           average       remaining         Number           average
                                       of             exercise      contractual        of             exercise
                                     shares            price          term           shares             price
                                   -------------   -------------   -------------   -------------   ---------------

      Options outstanding at
           beginning of year             960,104   $        1.39      5.86 years       1,101,603    $        1.41
      Options granted                     89,336             .80                          79,455              .50

      Options exercised                   (1,716)            .78                               -              -0-
      Options canceled or expired       (114,919)           1.23                       (220,954)             1.16
                                   -------------                                   -------------
      Options outstanding at end
           of year                       932,805            1.35      4.84 years         960,104             1.39
                                   =============                                   =============
      Options exercisable at end
           of year                       545,464            1.66                         581,193             1.65
                                   =============                                   =============
      Range of exercise prices at
           end of year                             $ 0.35 - 3.00                                   $  0.35 - 3.00

      The aggregate intrinsic value on the date of exercise of options exercised during the years ended June 30, 2010 and 2009 was $487 and $0, respectively. The aggregate intrinsic value of the outstanding options as of June 30, 2010 and 2009 was $5,413 and $6,071, respectively.

(12)  Employee Benefit Plan

      The Company has a deferred savings plan which qualifies under Internal Revenue Code Section 401(k). The plan covers all employees of the Company who have at least six months of service and who are age 20 or older. For fiscal 2010 and fiscal 2009, the Company made matching contributions of 25% of the first $2,000 of each employee's contribution. The Company's contributions to the plan for 2010 and 2009 were $33,511 and $29,456, respectively. Company matching contributions for future years are at the discretion of the board of directors.

(13)   Salary Continuation Agreements

      Effective March 5, 2009, Kelvyn H. Cullimore, Jr. and Larry Beardall (officers of the Company) legally canceled their Company-funded retirement programs which were funded through life insurance polices owned by the Company. As a result, $367,917 in cash value from the life insurance policies was paid to the Company and the contractual liability to pay the retirement benefits was terminated. This termination reduced selling, general and administrative expense during the fiscal ended June 30, 2009, by $472,397.

(14)  Recent Accounting Pronouncements

      Recent Accounting Pronouncements Not Yet Adopted

      In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (FASB ASU 09-13), Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force). FASB ASU 09-13 updates the existing multiple-element arrangement guidance currently in FASB Topic 605-25 (Revenue Recognition - Multiple-Element Arrangements). This new guidance eliminates the requirement that all undelivered elements have objective evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to the items that have already been delivered. Further, companies will be required to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately by either the Company itself or other vendors. This new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised guidance will be effective for the first annual period beginning on or after June 15, 2010. The Company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. The Company does not expect FASB ASU 09-13 to have a significant impact on its consolidated financial statements.

      In October 2009, the FASB issued Accounting Standards Update No. 2009-14 (FASB ASU 09-14), Certain Revenue Arrangements That Include Software Elements--a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in FASB ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under this new guidance, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product's essential functionality, and undelivered components that relate to software that is essential to the tangible product's functionality. FASB ASU 09-14 also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). This guidance will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. However, the Company must elect the same transition method for this guidance as that chosen for FASB ASU No. 2009-13. The Company does not expect FASB ASU 09-14 to have a significant impact on its consolidated financial statements.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNATRONICS CORPORATION


By    /s/ Kelvyn H. Cullimore, Jr.
      ----------------------------
      Kelvyn H. Cullimore, Jr.
      Chief Executive Officer and President

Date: September 22, 2010

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kelvyn H. Cullimore, Jr.  Chairman, President, CEO        September 22, 2010
----------------------------  (Principal Executive
Kelvyn H. Cullimore, Jr.      Officer)


/s/ Terry M. Atkinson         Chief Financial Officer         September 22, 2010
---------------------         (Principal Accounting Officer
Terry M. Atkinson, CPA        and Principal Financial
                              Officer)


/s/ Larry K. Beardall         Director, Executive             September 22, 2010
---------------------         Vice President
Larry K. Beardall

/s/ Howard L. Edwards         Director                        September 22, 2010
---------------------
Howard L. Edwards

/s/ Joseph H. Barton          Director                        September 22, 2010
--------------------
Joseph H. Barton


                                       25


--------------------------------------------------------------------------------