Form 10-Q
period 2010-09-30
DYNATRONICS CORP
filed 2010-11-12
CIK 720875

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

                                       or

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

Large accelerated filer [   ]                           Accelerated filer [   ]

Non-accelerated filer [   ]                       Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The number of shares outstanding of the registrant's common stock, no par value, as of November 8, 2010 is 13,439,637.

                            DYNATRONICS CORPORATION
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2010
                               TABLE OF CONTENTS



                                                                    Page Number
                                                                    -----------

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................1

    Condensed Consolidated Balance Sheets (Unaudited)
    September 30, 2010 and June 30, 2010....................................1

    Condensed Consolidated Statements of Income (Unaudited)
    Three Months Ended September 30, 2010 and 2009..........................2

    Condensed Consolidated Statements of Cash Flows (Unaudited)
    Three Months Ended September 30, 2010 and 2009..........................3

    Notes to Condensed Consolidated Financial Statements....................4

Item 2.  Management's Discussion and Analysis of Financial
           Condition   and Results of Operations............................7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........13

Item 4.  Controls and Procedures...........................................13

PART II. OTHER INFORMATION

Item 5.  Other Information.................................................13

Item 6.  Exhibits..........................................................14

                            DYNATRONICS CORPORATION
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)


                      Assets                        September 30,    June 30,
                                                        2010           2010
                                                    -------------  -------------

Current assets:
  Cash and cash equivalents                         $     188,998       383,756
  Trade accounts receivable, less allowance
    for doubtful accounts of $276,045 as
    of September  30, 2010 and $254,664 as
    of June 30, 2010                                    3,922,264     3,735,251
  Other receivables                                        63,806        70,919
  Inventories, net                                      5,718,664     5,766,800
  Prepaid expenses and other current assets               279,283       262,577
  Current portion of deferred income tax assets           446,661       390,510
                                                    -------------  -------------

         Total current assets                          10,619,676    10,609,813

Property and equipment, net                             3,565,944     3,561,271
Intangible assets, net                                    431,757       452,558
Other assets                                              303,341       314,790
Deferred income tax assets, net of
  current portion                                          23,338       151,897
                                                    -------------  -------------

         Total assets                               $  14,944,056    15,090,329
                                                    =============  =============

       Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of long-term debt                 $     378,224       381,841
  Line of credit                                        2,688,791     2,768,492
  Warranty reserve                                        186,022       186,022
  Accounts payable                                      1,764,637     1,404,022
  Accrued expenses                                        374,205       462,641
  Accrued payroll and benefits expense                    311,228       427,326
  Income tax payable                                            -        55,936
                                                    -------------  -------------

         Total current liabilities                      5,703,107     5,686,280

Long-term debt, net of current portion                  2,513,116     2,604,772
                                                    -------------  -------------

         Total liabilities                              8,216,223     8,291,052
                                                    -------------  -------------

Commitments and contingencies

Stockholders' equity:
  Common stock, no par value: Authorized
    50,000,000 shares; issued 13,439,637
    shares as of September 30, 2010 and
    13,591,152 shares as of June 30, 2010               7,783,794     7,872,250
  Accumulated deficit                                  (1,055,961)   (1,072,973)
                                                    -------------  -------------
         Total stockholders' equity                     6,727,833     6,799,277
                                                    -------------  -------------

         Total liabilities and stockholders'
           equity                                   $  14,944,056    15,090,329
                                                    =============  =============

See accompanying notes to condensed consolidated financial statements.

                            DYNATRONICS CORPORATION
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                                         Three Months Ended
                                                            September 30
                                                        2010             2009
                                                    -------------  -------------

Net sales                                           $   7,919,288     8,282,463
Cost of sales                                           4,967,455     5,103,121
                                                    -------------  -------------

         Gross profit                                   2,951,833     3,179,342

Selling, general and administrative expenses            2,500,517     2,712,368
Research and development expenses                         349,796       215,968
                                                    -------------  -------------
         Operating income                                 101,520       251,006
                                                    -------------  -------------

Other income (expense):
   Interest income                                            972         2,800
   Interest expense                                       (77,669)     (118,994)
   Other income, net                                        4,914         6,963
                                                    -------------  -------------
         Net other income (expense)                       (71,783)     (109,231)
                                                    -------------  -------------

         Income before income tax provision                29,737       141,775

Income tax provision                                      (12,725)      (73,150)
                                                    -------------  -------------

         Net income                                 $      17,012        68,625
                                                    =============  =============

Basic and diluted net income per common share       $        0.00          0.01
                                                    =============  =============

Weighted-average basic and diluted common shares outstanding:

         Basic                                         13,452,812    13,675,257
         Diluted                                       13,462,110    13,690,303


See accompanying notes to condensed consolidated financial statements.

                            DYNATRONICS CORPORATION
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                         Three Months Ended
                                                            September 30
                                                        2010           2009
                                                    -------------  -------------
Cash flows from operating activities:
   Net income                                       $      17,012        68,625
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
         Depreciation and amortization of
            property and equipment                         83,841        69,333
         Amortization of intangible assets                 20,801        22,328
         Stock-based compensation expense                  11,544        12,638
         Change in deferred income tax assets              72,408        89,923
         Provision for doubtful accounts
           receivable                                      27,000        27,000
         Provision for inventory obsolescence              30,000        30,000
         Change in operating assets and
          liabilities:
           Receivables                                   (206,900)     (114,259)
           Inventories                                     18,136      (143,655)
           Prepaid expenses and other assets               (5,257)       51,939
           Accounts payable and accrued expenses          156,081       (95,498)
           Income tax payable                             (55,936)            -
                                                    -------------  -------------

              Net cash provided by operating
              activities                                  168,730        18,374
                                                    -------------  -------------

Cash flows from investing activities:
  Capital expenditures                                    (88,514)     (114,676)
                                                    -------------  -------------

              Net cash used in investing
              activities                                 (88,514)      (114,676)
                                                    -------------  -------------

Cash flows from financing activities:
  Principal payments on long-term debt                    (95,273)      (78,948)
  Net change in line of credit                            (79,701)      425,292
  Redemption of common stock                             (100,000)       (6,603)
                                                    -------------  -------------

              Net cash (used in) provided by
              financing activities                       (274,974)      339,741
                                                     ------------  -------------

              Net change in cash and cash
              equivalents                                (194,758)      243,439

Cash and cash equivalents at beginning of period          383,756       141,714
                                                    -------------  -------------

Cash and cash equivalents at end of period          $     188,998       385,153
                                                    =============  =============

Supplemental disclosures of cash flow information:
  Cash paid for interest                            $      79,531       121,110
  Cash paid for income taxes                               10,100         4,400

See accompanying notes to condensed consolidated financial statements.

                            DYNATRONICS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.  PRESENTATION

The condensed consolidated balance sheets as of September 30, 2010 and June 30, 2010, the condensed consolidated statements of income for the three months ended September 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the three months ended September 30, 2010 and 2009 were prepared by Dynatronics Corporation (the "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the Company's financial position, results of operations and cash flows. The results of operations for the three months ended September 30, 2010 are not necessarily indicative of the results for the fiscal year ending June 30, 2011. The Company has previously filed with the SEC an annual report on Form 10-K which included audited financial statements for each of the two years ended June 30, 2010 and 2009. It is suggested that the financial statements contained in this Form 10-Q be read in conjunction with the statements and notes thereto contained in the Company's most recent Form 10-K.

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

The net income per common share was the same for both the basic and diluted calculations for the three months ended September 30, 2010 and 2009. The reconciliations between the basic and diluted weighted-average number of common shares outstanding for the three months ended September 30, 2010 and 2009 are as follows:

                                                          Three Months Ended
                                                             September 30
                                                        2010              2009
                                                    -------------  -------------
Basic weighted-average number of common shares
outstanding during the period                          13,452,812    13,675,257

Weighted-average number of dilutive common
stock options outstanding during the period                 9,298        15,046
                                                    -------------  -------------
Diluted weighted-average number of common and
common equivalent shares outstanding during the
period                                                 13,462,110    13,690,303
                                                    =============  =============

Outstanding options not included in the computation of diluted net income per common share, because they were anti-dilutive, for the three-month periods ended September 30, 2010 and 2009 totaled 897,610 and 923,302, respectively.

NOTE 3. STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the employee's requisite service period. The Company recognized $11,544 and $12,638 in stock-based compensation expense during the three months ended September 30, 2010 and 2009, respectively, as selling, general and administrative expenses in the condensed consolidated statements of income.

Stock Options. The Company maintains a 2005 equity incentive plan for the benefit of employees. Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other share-based awards may be granted under the plan. Awards granted under the plan may be performance-based. As of September 30, 2010, there were 942,241 shares of common stock authorized and reserved for issuance, but not granted under the terms of the 2005 equity incentive plan, as amended.

The following table summarizes the Company's stock option activity during the three-month period ended September 30, 2010.

                                                                     Weighted-
                                                                      Average
                                                      Number of      Exercise
                                                       Options          Price
                                                    -------------  -------------

Outstanding at beginning of period                        932,805  $       1.35
Granted                                                    17,196           .69
Exercised                                                       -             -
Cancelled                                                  (7,760)         1.47
                                                    -------------
Outstanding at end of period                              942,241          1.34
                                                    =============

Exercisable at end of period                              541,316          1.65
                                                    =============

The Black-Scholes option-pricing model is used to estimate the fair value of options granted under the Company's stock option plan. The weighted-average fair values of stock options granted under the plan for the three months ended September 30, 2010 and 2009 were based on the following assumptions at the date of grant as follows:

                                                          Three Months Ended
                                                            September 30,
                                                         2010           2009
                                                    -------------  -------------

Expected dividend yield                                    0%             0%
Expected stock price volatility                           60%         58 - 59%
Risk-free interest rate                                  2.54%      3.31 - 3.72%
Expected life of options                               10 years       10 years
Weighted-average grant date fair value                  $ 0.48          $0.59

Expected option lives and volatilities are based on historical data of the Company. The risk-free interest rate is based on the U.S. Treasury Bill rate on the grant date for constant maturities that correspond with the option life. Historically, the Company has not declared dividends and there are no future plans to do so.

As of September 30, 2010, there was $92,685 of total unrecognized stock-based compensation cost related to grants under the stock option plan that will be expensed over a weighted-average period of 2.6 years. There was $5,962 of intrinsic value for options outstanding as of September 30, 2010.

NOTE 4.  COMPREHENSIVE INCOME

For the three months ended September 30, 2010 and 2009, comprehensive income was equal to the net income as presented in the accompanying condensed consolidated statements of income.

NOTE 5.  INVENTORIES

Inventories consisted of the following:

                                                    September 30,     June 30,
                                                         2010          2010
                                                    -------------  -------------
Raw materials                                       $   2,297,931     2,256,197
Finished goods                                          3,787,266     3,841,674
Inventory obsolescence reserve                           (366,533)     (331,071)
                                                    -------------  -------------
                                                    $   5,718,664     5,766,800
                                                    =============  =============

NOTE 6.  RELATED-PARTY TRANSACTIONS

The Company leases office and warehouse space in Girard, Ohio; Detroit, Michigan; Hopkins, Minnesota; and Pleasanton, California from four significant stockholders and former independent distributors on an annual basis under operating lease arrangements. Management believes the lease agreements are on an arms-length basis and the terms are equal to or more favorable than would be available to third parties. The expense associated with these related-party transactions totaled $57,300 and $49,500 for the three months ended September 30, 2010 and 2009, respectively.

NOTE 7.  RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (FASB ASU 09-13), Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force). FASB ASU 09-13 updates the existing multiple-element arrangement guidance currently in FASB Topic 605-25. This new guidance eliminates the requirement that all undelivered elements have objective evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to the items that have already been delivered. Further, companies will be required to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately by either the Company itself or other vendors. This new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised guidance was effective beginning on July 1, 2010. The adoption of this pronouncement had no significant effect on the Company's financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14 (FASB ASU 09-14), Certain Revenue Arrangements That Include Software Elements--a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in FASB ASU 09-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under this new guidance, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product's essential functionality, and undelivered components that relate to software that is essential to the tangible product's functionality. FASB ASU 09-14 also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). This guidance was effective for revenue arrangements entered into or materially modified in fiscal years beginning on July 1, 2010. The adoption of this pronouncement had no significant effect on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Our principal business is the design, manufacture, marketing, distribution and sale of physical medicine and aesthetic products. We manufacture and distribute a broad line of medical equipment including therapy devices, medical supplies and soft goods, treatment tables and rehabilitation equipment. Our line of aesthetic products includes aesthetic massage and microdermabrasion devices, as well as skin care products. Our products are sold to and used primarily by physical therapists, chiropractors, sports medicine practitioners, podiatrists, plastic surgeons, dermatologists, aestheticians and other aesthetic services providers. We operate on a fiscal year ending June 30. For example, reference to fiscal year 2011 refers to the year ending June 30, 2011.

Results of Operations

      The following discussion and analysis of our financial condition and results of operations for the three months ended September 30, 2010, should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing in Part I, Item 1 of this report, and our Annual Report on Form 10-K for the year ended June 30, 2010, which includes audited financial statements for the year then ended. Results of operations for the three months ended September 30, 2010 are not necessarily indicative of the results that will be achieved for the full fiscal year ending June 30, 2011.

Net Sales

      Net sales decreased 4.4% to $7,919,288 in the quarter ended September 30, 2010, compared to $8,282,463 in the quarter ended September 30, 2009. As difficult economic conditions continue in the United States, declining sales in certain areas of the country were mostly offset by improved performance in other parts of the country. During the quarter, we realized lower sales of higher priced exercise equipment and vibration therapy devices, while sales of our combination electrotherapy/ultrasound devices increased.

Gross Profit

      Gross profit decreased 7.2% to $2,951,833, or 37.3% of net sales, in the quarter ended September 30, 2010, compared to $3,179,342, or 38.4% of net sales, in the quarter ended September 30, 2009. The decrease in gross profit reflects a mix of sales favoring the lower margin supplies and distributed products instead of the higher margin capital equipment products. The diminishment in sales of higher margin capital equipment is a reflection of the continuing weak economic conditions in the United States where the majority of our sales are made. As economic conditions begin to improve and credit facilities become more readily available, we believe sales of capital equipment will increase.

Selling, General and Administrative Expenses

      Selling, general and administrative ("SG&A") expenses decreased $211,851 to $2,500,517, or 31.6% of net sales, in the quarter ended September 30, 2010, from $2,712,368, or 32.7% of net sales, in the quarter ended September 30, 2009. The following factors impacted SG&A expenses for the quarter ended September 30, 2010, as compared to the same period in 2009:

         o    $122,646 in lower selling expenses
         o $119,222 in lower general expenses including lower legal and professional fees
         o $30,017 of higher costs related to labor, depreciation and other operating costs.

      The reduction in SG&A expenses was accomplished through our ongoing cost reduction campaign to improve efficiencies. Over the past two years, we have focused on lowering transaction costs, streamlining customer service and production processes, and improving our sales support functions.

Research and Development Expenses

      Research and development ("R&D") expenses increased $133,828 to $349,796, or 4.4% of sales, in the quarter ended September 30, 2010, compared to $215,968, or 2.6% of sales in the quarter ended September 30, 2009. We are developing a number of important new therapy devices that are expected to be introduced in calendar year 2011. These development efforts are directly responsible for the increase in R&D expenses. It is anticipated that R&D expenses for fiscal year 2011 will be approximately $1,400,000. We believe that developing new products is a key element in the Company's growth strategy. R&D costs are expensed as incurred.

Interest Expense

      Interest expense decreased by $41,325 to $77,669 in the quarter ended September 30, 2010 compared to $118,994 in the quarter ended September 30, 2009 due to lower interest rates, decreased borrowings and lower carrying balances on our bank line of credit compared to the prior year period. During fiscal year 2010, we renegotiated the interest rate on one of our mortgage loans, reducing it from 9.1% to 5.6%.

Income Tax Expense

      Income tax expense was $12,725, or 42.8% of pre-tax income, in the quarter ended September 30, 2010, compared to $73,150, or 51.6% of pre-tax income, in the prior year comparable quarter. The differences between the federal statutory rate of 34% and the effective rates are mainly related to state income taxes and other permanent book to tax differences such as stock-based compensation and meals and entertainment expenses.

Net Income

      Net income decreased to $17,012 ($.00 per share) in the quarter ended September 30, 2010, compared to $68,625 ($.01 per share) in the quarter ended September 30, 2009. The main factor contributing to the reduction in earnings was $133,828 in higher R&D expenses. Lower gross profit from decreased sales and gross profit margin also contributed to the lower earnings, but were mostly offset by lower SG&A and interest expenses.

Liquidity and Capital Resources

      We have financed operations through available cash reserves and borrowings under a line of credit with a bank. Working capital was $4,638,850 as of September 30, 2010, inclusive of the current portion of long-term obligations and credit facilities, compared to working capital of $4,923,533 as of June 30, 2010.

Accounts Receivable

      Trade accounts receivable, net of allowance for doubtful accounts, increased $187,013, or 5.0%, to $3,922,264 as of September 30, 2010, compared to $3,735,251 as of June 30, 2010. Trade accounts receivable represent amounts due from our dealer network as well as from medical practitioners and clinics. We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers. Accounts receivable are generally collected within 30 days of the agreed terms.

Inventories

      Inventories, net of reserves, decreased $48,136, or 0.8%, to $5,718,664 as of June 30, 2010, compared to $5,766,800 as of June 30, 2010. The amount of inventories we carry fluctuates each period. A main contributor to those fluctuations is inventory purchases from overseas suppliers.

Accounts Payable

      Accounts payable increased $360,615, or 25.7%, to $1,764,637 as of September 30, 2010, from $1,404,022 as of June 30, 2010. The increase in accounts payable is a result of the timing of our weekly payments to suppliers and the timing of purchases of product components. Accounts payable are generally not aged beyond the terms of our suppliers. We take advantage of available early payment discounts when offered by our vendors.

Cash and Cash Equivalents

      Our cash position as of September 30, 2010 was $188,998, a decrease of 50.8%, from cash of $383,756 as of June 30, 2010. Our cash position varies from quarter to quarter, but typically stays within a normal range of $150,000 to $400,000. We expect that cash flows from operating activities, together with amounts available through an existing line of credit facility, will be sufficient to cover operating needs in the ordinary course of business for the next twelve months. If we experience an adverse operating environment, including a further worsening of the general economy in the United States, or unusual capital expenditure requirements, additional financing may be required. No assurance can be given that additional financing, if required, would be available on terms favorable to us, or at all.

Line of Credit

      The outstanding balance on our line of credit was $2,688,791 as of September 30, 2010, compared to $2,768,492 as of June 30, 2010. The current balance on the line of credit is the lowest it has been since the acquisition of six dealers in June and July 2007 and approximately $3,511,000 below its highest point in fiscal year 2009.

      Interest on the line of credit is based on the 90-day LIBOR rate (0.29% as of September 30, 2010) plus 4%, with a minimum interest rate of 4.5%. The line of credit is collateralized by accounts receivable and inventories, as well as a security interest in our headquarters facility in Salt Lake City, Utah. Borrowing limitations are based on approximately 45% of eligible inventory and up to 80% of eligible accounts receivable, up to a maximum credit facility of $7,000,000. Interest payments on the line are due monthly. As of September 30, 2010, the borrowing base was approximately $5,529,000, resulting in approximately $2,840,000 available on the line. The line of credit includes covenants requiring us to maintain certain financial ratios. As of September 30, 2010, we were in compliance with the loan covenants. The line of credit expires on December 15, 2010 and we expect it will be renewed; however, there is no assurance that it will be renewed or that, if renewed, it will be extended on the same terms.

      The current ratio was 1.8 to 1 as of September 30, 2010 compared to 1.9 to 1 as of June 30, 2010. Current assets represented 70% of total assets as of September 30, 2010 and June 30, 2010.

Debt

      Long-term debt excluding current installments totaled $2,513,116 as of September 30, 2010, compared to $2,604,772 as of June 30, 2010. Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee. The principal balance on the mortgage loans is approximately $2,645,676 with monthly principal and interest payments of $46,304.

Inflation and Seasonality

      Our revenues and net income from continuing operations have not been unusually affected by inflation or price increases for raw materials and parts from vendors.

      Our business operations are not materially affected by seasonality factors.

Critical Accounting Policies

      This management's discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements. The preparation of these financial statements requires estimates and judgments that affect the reported amounts of our assets, liabilities, net sales and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable given the circumstances and evaluates these estimates on an ongoing basis. Actual results may differ from these estimates.

      The following critical accounting policies involve a higher degree of judgment and complexity and require significant estimates and judgments used in the preparation of our consolidated financial statements.

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

      Any modifications to estimates of inventory valuation reserves are reflected in the cost of goods sold within the statement of income during the period in which such modifications are determined necessary by management. As of September 30 and June 30, 2010, our inventory valuation reserve balance, which established a new cost basis, was $365,533 and $331,071, respectively, and our inventory balance was $5,718,664 and $5,766,800, net of reserves, respectively. Revenue Recognition

      Sales revenues are recorded when products are shipped FOB shipping point under an agreement with a customer, risk of loss and title have passed to the customer, and collection of any resulting receivable is reasonably assured. Amounts billed for shipping and handling of products are recorded as sales revenue. Costs for shipping and handling of products to customers are recorded as cost of sales.

Allowance for Doubtful Accounts

      We must make estimates of the collectability of accounts receivable. In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $3,922,264 and $3,735,251, net of allowance for doubtful accounts of $276,045 and $254,664, as of September 30, and June 30, 2010, respectively.

Deferred Income Tax Assets

      At each reporting date, our management performs an analysis of the deferred income tax assets and their recoverability. Based on several factors, including our strong earnings history of pre-tax profit averaging over $500,000 per year in 18 of the last 21 fiscal years and the fact that the principal causes of the loss in fiscal 2008 (goodwill impairment and expenses resulting from six acquisitions) are considered to be unusual and are not expected to recur in the near future, we believe that it is more likely than not that all of the net deferred income tax assets will be realized. During fiscal year 2010, $501,465 of the deferred income tax assets were utilized to carry back against profits from 2004 and 2005, reducing the deferred income tax asset by 39%.

Business Plan and Outlook

      During fiscal year 2010, we achieved significant improvement in our operating results compared to the prior fiscal year. In fiscal year 2011, we will continue to pursue a focused strategy to improve sales and overall operations that includes the following elements:

      o strengthening distribution channels by adding direct sales representatives and dealers in key locations

      o pursuing sales with large chains of clinics and national accounts, including Group Purchasing Organizations

      o using tools such as e-commerce solutions and other IT related methodologies to reduce cost of operations and enhance the reach of our sales efforts

      o enhancing product profit margins through improved manufacturing processes and negotiating better pricing with our vendors

      o developing and introducing new state-of-the-art products for future growth

      o Seeking ways to leverage our distribution network to bring new products to market.

      The landscape of our primary market, the physical medicine marketplace, continues to change. Past years saw consolidation among manufacturers and distributors including our own acquisitions completed in fiscal years 2007 and 2008. More recently, two additional significant changes have taken place. According to its filings under the Securities Exchange Act of 1934, DJO, Inc., one of our primary competitors, closed its Chattanooga Group operations in the quarter ended July 3, 2010 and redistributed those manufacturing, R&D and support functions to other DJO facilities, in and out of the United States. The effect of this announcement is that the full operations of the former Chattanooga Group have been reduced to a product brand sold by DJO through non-proprietary distribution channels. In addition, DJO, Inc. has disclosed that on June 12, 2009 it sold its Empi Therapy Solutions catalog division to Patterson Medical (Sammons Preston), another competitor of the Company. This essentially eliminated Empi as a significant catalog competitor and further reduced competition in our market.

      These consolidations combined with prior year consolidations and continuing declines in the number of independent distributors have significantly narrowed distribution channels in our market. At the present time, we believe that there remain only two companies with a national direct sales force selling proprietary and distributed products: Dynatronics and Patterson Medical (through its Sammons Preston subsidiary). All other distribution in our market is directed through catalog companies with no direct sales force, or through independent local dealers. However, the network of local independent dealers is rapidly diminishing due to consolidation efforts and increased competition from Dynatronics, Sammons Preston and catalog companies. In the past year, we have reinforced our direct sales team to include over 50 direct sales employees and independent sales representatives. In addition to these direct sales representatives, we continue to enjoy a strong relationship with scores of local dealers. We believe we have the best trained and most knowledgeable sales force in the industry. The recent changes within our market provide a unique opportunity for us to grow market share in the coming years through recruitment of high-quality sales representatives and dealers.

      With the broad line of products we now offer and with a strong sales force that we expect will grow stronger in the coming year, we believe that we are well positioned to develop relationships with large chains of clinics and hospitals, national accounts and Group Purchasing Organizations ("GPO's") that purchase primarily on contract. This is a segment of business which was previously closed to us because we were not an approved vendor with the various GPO's and national or regional chains of care facilities. With the broader offering of products now available through our catalog, we are better able to compete for this high volume business and have seen success this past year in becoming the preferred vendor to many national and regional accounts.

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

      The recent passage of the Patient Protection and Affordable Care Act along with the Health Care and Educational Reconciliation Act will affect our future operations. The addition of millions to the rolls of the insured will undoubtedly increase demand for services. That increased demand is expected to translate into increased sales of our products. The magnitude of those increases is difficult to assess at this time. At the same time, this legislation will impose an excise tax on all manufacturers of medical devices which we estimate will exceed $500,000 annually for Dynatronics based on the current statutory language. Because the effects of this legislation will not be felt until 2013 at the earliest, it is difficult to project the full impact this legislation will have, especially since there is a likelihood of amendments to the legislation prior to it becoming fully effective. In the meantime, we are working to take full advantage of every opportunity presented by this legislation to increase sales and to offset any negative effects that may accompany those opportunities.

      We continue to focus research and development efforts on new product innovation and re-designing existing products. Several products are currently under development and are scheduled for introduction in the latter half of calendar 2011. The commitment to innovation of high-quality products has been a hallmark of Dynatronics and will continue throughout the coming year. The renewed emphasis on R&D will have the effect of diminishing reportable profits during the current fiscal year as R&D costs are expensed as incurred. Management is confident the short-term cost of the investment in these new products will yield long-term dividends.

      Economic pressures from the recent recession not only have affected available credit that would facilitate large capital purchases, but have also reduced demand for discretionary services such as those provided by our aesthetic products. As a result, we trimmed back our expenses in the Synergie division to be more reflective of the current environment. Fortunately, the Synergie Elite aesthetic product line introduced in April 2008 continues to have appeal due to its design and price point. We believe that our aesthetic devices remain the best value on the market and are seeking innovative ways to market our products including strategic partnerships, both domestic and international, to help regain sales momentum. As the economy begins to improve, we expect to see increased sales of these higher margin products.

      We have long believed that international markets present an untapped potential for growth and expansion. Adding new distributors in several countries will be the key to this expansion effort. Our past efforts to improve international marketing have yielded only marginal improvements. We remain committed, however, to finding the most cost effective ways to expand our markets internationally. Over the coming year, our efforts will be focused on partnering with key manufacturers and distributors interested in our product line or technology. Our Utah operation, where all electrotherapy, ultrasound, traction, light therapy and Synergie products are manufactured, is certified to ISO 13485:2003, an internationally recognized standard of excellence in medical device manufacturing. This designation is an important requirement in obtaining the CE Mark certification, which allows us to market our products in the European Union and other international locations.

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

      o Significantly improving operational efficiencies by lowering manufacturing and transactional costs, automating processes, redefining policies and procedures and working to make every customer a profitable customer.

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

      o Continuing development of new state-of-the-art products, both high-tech and commodity, in fiscal year 2011, for both the rehabilitation and aesthetic markets.

      o Exploring strategic business alliances that will leverage and complement the Company's competitive strengths, increase market reach and supplement capital resources.

Cautionary Statement Concerning Forward-Looking Statements
----------------------------------------------------------

      The statements contained in this Form 10-Q, particularly the foregoing discussion in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, that are not purely historical, are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements refer to our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as "believes," "expects," "anticipates," "should," "plans," "estimates," "intends," and "potential," among others. Forward-looking statements include, but are not limited to, statements regarding product development, market acceptance, financial performance, revenue and expense levels in the future and the sufficiency of existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements for the reasons detailed under the headings "Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2010. The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements, except as required by law.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to various market risks. Market risk is the potential risk of loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes. There have been no material changes in our market risk during the quarter ended September 30, 2010, although the general weakness in the U.S. economy is expected to lead to greater discounting market-wide to stimulate sales in a declining economic environment. In addition, further weakening of the economy could result in greater risks of collections of accounts receivable.

      Our primary market risk exposure is interest rate risk. As of September 30, 2010, approximately $3,897,000 of our debt bore interest at variable rates. Accordingly, our net income is affected by changes in interest rates. For every one hundred basis point change in the average interest rate under our existing debt, our annual interest expense would change by approximately $38,970.

      In the event of an adverse change in interest rates, we could take actions to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Recent efforts to reduce the balances on our operating line of credit have mitigated this risk.

Item 4.  Controls and Procedures

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of September 30, 2010, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, that our disclosure controls and procedures were effective as of September 30, 2010.

      There has been no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

Related-Party Transactions

      We lease office and distribution facilities in California owned by John Rajala, a stockholder and Territorial Sales Manager. Mr. Rajala also beneficially owns 8.6% of our outstanding common stock. The rental paid to Mr. Rajala for the leased facilities is $120,000 per year under a written lease agreement. The lease agreement is on an arms-length basis and the terms are equal to or more favorable than would be available to a third party. This transaction with a related party has been approved by our Board of Directors.

      In addition, we lease office and warehouse space in Girard, Ohio; Detroit, Michigan; and Hopkins, Minnesota; from three stockholders and former independent distributors on an annual basis under operating lease arrangements. Management believes the lease agreements are on an arms-length basis and the terms are equal to or more favorable than would be available to third parties. The expense associated with these related-party transactions totaled $57,300 for the three months ended September 30, 2010.

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


                                           DYNATRONICS CORPORATION
                                           -----------------------
                                           Registrant


Date     November 11, 2010                 /s/ Kelvyn H. Cullimore, Jr.
    ------------------------               -------------------------------------
                                           Kelvyn H. Cullimore, Jr.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Date     November 11, 2010                 /s/ Terry M. Atkinson, CPA
    ------------------------               -------------------------------------
                                           Terry M. Atkinson, CPA
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

--------------------------------------------------------------------------------