Form 10-Q
period 2010-12-31
DYNATRONICS CORP
filed 2011-02-14
CIK 720875

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

                                       or

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

                                 (801) 568-7000
               --------------------------------------------------
              (Registrant's telephone number, including area code)

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

Large accelerated filer [   ]                        Accelerated filer [   ]

Non-accelerated filer [   ]                     Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The number of shares outstanding of the registrant's common stock, no par value, as of February 9, 2011 is 13,383,832.

                            DYNATRONICS CORPORATION
                                   FORM 10-Q
                        QUARTER ENDED DECEMBER 31, 2010

                               TABLE OF CONTENTS



                                                                     Page Number
                                                                     -----------

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements................................................1

    Condensed Consolidated Balance Sheets (Unaudited)
    December 31, 2010 and June 30, 2010......................................1

    Condensed Consolidated Statements of Income (Unaudited)
    Three and Six Months Ended December 31, 2010 and 2009....................2

    Condensed Consolidated Statements of Cash Flows (Unaudited)
    Six Months Ended December 31, 2010 and 2009..............................3

    Notes to Condensed Consolidated Financial Statements.....................4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................7

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk........................................................13

Item 4.  Controls and Procedures............................................13

PART II. OTHER INFORMATION

Item 5.  Other Information..................................................14

Item 6.  Exhibits...........................................................14

                            DYNATRONICS CORPORATION
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)



                                                December 31,        June 30,
                 Assets                             2010              2010
                                              ---------------   ----------------

Current assets:
  Cash and cash equivalents                   $       191,822           383,756
  Trade accounts receivable, less
    allowance for doubtful accounts
    of $305,820 as of December 31,
    2010 and $254,664 as of June 30,
    2010                                            3,866,503         3,735,251
  Other receivables                                    30,604            70,919
  Inventories, net                                  5,782,367         5,766,800
  Prepaid expenses and other                          209,653           262,577
  Prepaid income taxes                                 53,364                 -
  Current portion of deferred
    income tax assets                                 447,788           390,510
                                              ---------------   ----------------

         Total current assets                      10,582,101        10,609,813

Property and equipment, net                         3,584,569         3,561,271
Intangible assets, net                                410,955           452,558
Other assets                                          300,317           314,790
Deferred income tax assets,
  net of current portion                                    -           151,897
                                              ---------------   ----------------

         Total assets                         $    14,877,942        15,090,329
                                              ===============   ================

    Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of long-term debt           $       372,207           381,841
  Line of credit                                    2,401,905         2,768,492
  Warranty reserve                                    186,022           186,022
  Accounts payable                                  1,921,433         1,404,022
  Accrued expenses                                    467,139           462,641
  Accrued payroll and benefits expense                279,426           427,326
  Income tax payable                                        -            55,936
                                              ---------------   ----------------

         Total current liabilities                  5,628,132         5,686,280

Long-term debt, net of current portion              2,422,098         2,604,772
Deferred income tax liability                          19,507                 -
                                              ---------------   ----------------

         Total liabilities                          8,069,737         8,291,052
                                              ---------------   ----------------

Commitments and contingencies

Stockholders' equity:
  Common stock, no par value:
    Authorized 50,000,000 shares;
    issued 13,439,637 shares as
    of December 31, 2010 and
    13,591,152 shares as of
    June 30, 2010                                   7,796,327         7,872,250
  Accumulated deficit                                (988,122)       (1,072,973)
                                              ---------------   ----------------

         Total stockholders' equity                 6,808,205         6,799,277
                                              ---------------   ---------------

         Total liabilities and
          stockholders' equity                $    14,877,942        15,090,329
                                              ===============   ================


See accompanying notes to condensed consolidated financial statements.

                                  DYNATRONICS CORPORATION
                        Condensed Consolidated Statements of Income
                                        (Unaudited)


                                      Three Months Ended                Six Months Ended
                                        December 31,                       December 31,
                                    2010             2009             2010             2009
                              ---------------   --------------   ---------------   --------------
Net sales                     $     8,199,347        8,501,437        16,118,635      16,783,900
Cost of sales                       5,029,906        5,174,060         9,997,361      10,277,181
                              ---------------   --------------   ---------------   --------------
         Gross profit               3,169,441        3,327,377         6,121,274       6,506,719

Selling, general and
  administrative expenses           2,634,278        2,699,357         5,134,795       5,411,726
Research and development
  expenses                            356,519          206,882           706,315         422,850
                              ---------------   --------------   ---------------   --------------
         Operating income             178,644          421,138           280,164         672,143
                              ---------------   --------------   ---------------   --------------


Other income (expense):
  Interest income                       3,182            2,264             4,154           5,063
  Interest expense                    (75,798)        (120,833)         (153,467)       (239,827)
  Other income, net                     7,012            7,633            11,926          14,597
                              ---------------   --------------   ---------------   --------------
         Net other expense            (65,604)        (110,936)         (137,387)       (220,167)
                              ---------------   --------------   ---------------   --------------

         Income before
           income tax
           provision                  113,040          310,202           142,777         451,976

Income tax provision                  (45,201)        (121,903)          (57,926)       (195,053)
                              ---------------   --------------   ---------------   --------------

         Net income           $        67,839          188,299            84,851         256,923
                              ===============   ==============   ===============   ==============

Basic and diluted net
 income per common share      $          0.01             0.01              0.01            0.02
                              ===============   ==============   ===============   ==============


Weighted-average basic and
  diluted common shares
  outstanding:

         Basic                     13,439,637       13,659,517        13,442,958      13,667,387
         Diluted                   13,444,000       13,671,397        13,450,878      13,680,563



See accompanying notes to condensed consolidated financial statements.

                            DYNATRONICS CORPORATION
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                       Six Months Ended
                                                         December 31,
                                                   2010                2009
                                              ---------------   ----------------
Cash flows from operating activities:
   Net income                                 $        84,851           256,923
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Depreciation and amortization of
         property and equipment                       174,736           145,504
        Amortization of intangible assets              41,603            44,656
        Stock-based compensation expense               24,077            25,684
        Change in deferred income tax assets          114,126           175,928
        Provision for doubtful accounts
         receivable                                    54,000            54,000
        Provision for inventory obsolescence           60,000            60,000
        Change in operating assets and
         liabilities:
          Receivables                                (144,937)          225,044
          Inventories                                 (75,567)          167,751
          Prepaid expenses and other assets            14,033           234,169
          Accounts payable and accrued
           expenses                                   374,009          (536,863)
          Income tax payable                          (55,936)           23,211
                                              ---------------   ----------------

              Net cash provided by
               operating activities                   664,995           876,007
                                              ---------------   ----------------

Cash flows from investing activities:
  Capital expenditures                               (198,034)         (236,056)
                                              ---------------   ----------------

              Net cash used in investing
               activities                            (198,034)         (236,056)
                                              ---------------   ----------------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                  -            18,630
  Principal payments on long-term debt               (192,308)         (160,750)
  Net decrease in line of credit                     (366,587)         (263,899)
  Redemption of common stock                         (100,000)          (12,883)
                                              ---------------   ----------------

              Net cash used in financing
                activities                           (658,895)         (418,902)
                                              ---------------   ----------------

              Net change in cash and cash
               equivalents                           (191,934)          221,049

Cash and cash equivalents at beginning
 of period                                            383,756           141,714
                                              ---------------   ----------------

Cash and cash equivalents at end of period    $       191,822           362,763
                                              ===============   ================

Supplemental disclosures of cash flow
 information:
  Cash paid for interest                      $       155,591           260,442
  Cash paid for income taxes                           12,100             8,400


See accompanying notes to condensed consolidated financial statements.

                            DYNATRONICS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.  PRESENTATION

The condensed consolidated balance sheets as of December 31, 2010 and June 30, 2010, the condensed consolidated statements of income for the three and six months ended December 31, 2010 and 2009, and the condensed consolidated statements of cash flows for the six months ended December 31, 2010 and 2009 were prepared by Dynatronics Corporation (the "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the Company's financial position, results of operations and cash flows. The results of operations for the three and six months ended December 31, 2010 are not necessarily indicative of the results for the fiscal year ending June 30, 2011. The Company has previously filed with the SEC an annual report on Form 10-K which included audited financial statements for each of the two years ended June 30, 2010 and 2009. It is suggested that the financial statements contained in this Form 10-Q be read in conjunction with the statements and notes thereto contained in the Company's most recent Form 10-K.

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

The reconciliations between the basic and diluted weighted-average number of common shares outstanding for the three and six months ended December 31, 2010 and 2009 are as follows:

                             Three Months Ended           Six Months Ended
                                 December 31                 December 31
                              2010         2009          2010          2009
                           ----------  -----------    ----------     -----------
Basic weighted-average
number of common shares
outstanding during the
period                     13,439,637   13,659,517    13,442,958     13,667,387

Weighted-average number
of dilutive common
stock options outstanding
during the period               4,363       11,880         7,920         13,176
                           ----------   -----------   ----------     -----------
Diluted weighted-average
number of common and
common equivalent shares
outstanding during the
period                     13,444,000   13,671,397    13,450,878     13,680,563
                           ==========   ==========    ==========     ===========

Outstanding options not included in the computation of diluted net income per common share, because they were anti-dilutive, for the three-month periods ended December 31, 2010 and 2009 totaled 921,834 and 929,986, respectively, and for the six-month periods ended December 31, 2010 and 2009 totaled 896,834 and 929,986, respectively.

NOTE 3.  STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the employee's requisite service period. The Company recognized $12,533 and $13,046 in stock-based compensation expense during the three months ended December 31, 2010 and 2009, respectively, and recognized $24,077 and $25,684 in stock-based compensation expense during the six months ended December 31, 2010 and 2009, respectively, as selling, general and administrative expenses in the condensed consolidated statements of income.

Stock Options. The Company maintains a 2005 equity incentive plan for the benefit of employees. Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other share-based awards may be granted under the plan. Awards granted under the plan may be performance-based. As of December 31, 2010, there were 1,005,823 shares of common stock authorized and reserved for issuance, but not granted under the terms of the 2005 equity incentive plan, as amended.

The following table summarizes the Company's stock option activity during the six-month period ended December 31, 2010.

                                           Number of           Weighted-Average
                                            Options             Exercise Price
                                      -------------------     ------------------
Outstanding at beginning of period             932,805          $     1.34
Granted                                         59,392                 .68
Exercised                                           -                    -
Cancelled                                      (26,804)               1.26
                                      -------------------
Outstanding at end of period                   965,393                1.33
                                      ===================

Exercisable at end of period                   538,540                1.65
                                      ===================

The Black-Scholes option-pricing model is used to estimate the fair value of options granted under the Company's stock option plan. The weighted-average fair values of stock options granted under the plan for the six months ended December 31, 2010 and 2009 were based on the following assumptions at the date of grant as follows:

                                               Six Months Ended December 31,
                                                2010                   2009
                                           -----------------------------------
Expected dividend yield                          0%                     0%
Expected stock price volatility                  60%                 58 - 59%
Risk-free interest rate                     2.50 - 2.54%           3.31 - 3.72%
Expected life of options                      10 years               10 years
Weighted-average grant date fair value         $ 0.47                 $0.59

Expected option lives and volatilities are based on historical data of the Company. The risk-free interest rate is based on the U.S. Treasury Bill rate on the grant date for constant maturities that correspond with the option life. Historically, the Company has not declared dividends and there are no future plans to do so.

As of December 31, 2010, there was $94,753 of unrecognized stock-based compensation cost related to grants under the stock option plan that will be expensed over a weighted-average period of 2.6 years. There was $3,778 of intrinsic value for options outstanding as of December 31, 2010.

NOTE 4.  COMPREHENSIVE INCOME

For the three and six months ended December 31, 2010 and 2009, comprehensive income was equal to the net income as presented in the accompanying condensed consolidated statements of income.

NOTE 5.  INVENTORIES

Inventories consisted of the following:

                                                December 31,        June 30,
                                                    2010             2010
                                               --------------   ----------------
Raw materials                                  $    2,353,783         2,256,197
Finished goods                                      3,841,560         3,841,674
Inventory obsolescence reserve                       (412,976)         (331,071)
                                               --------------   ----------------
                                               $    5,782,367         5,766,800
                                               ==============   ================

NOTE 6.  RELATED-PARTY TRANSACTIONS

The Company leases office and warehouse space in Girard, Ohio; Detroit, Michigan; Hopkins, Minnesota; and Pleasanton, California from four significant stockholders and former independent distributors on an annual basis under operating lease arrangements. Management believes the lease agreements are on an arms-length basis and the terms are equal to or more favorable than would be available to third parties. The expense associated with these related-party transactions totaled $57,000 and $52,238 for the three months ended December 31, 2010 and 2009, respectively, and $114,300 and $102,652 for the six months ended December 31, 2010 and 2009, respectively.

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

In October 2009, the FASB issued Accounting Standards Update No. 2009-14 (FASB ASU 09-14), Certain Revenue Arrangements That Include Software Elements--a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in FASB ASU 09-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under this new guidance, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product's essential functionality, and undelivered components that relate to software that is essential to the tangible product's functionality. FASB ASU 09-14 also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). This guidance was effective for revenue arrangements entered into or materially modified in the fiscal year beginning on July 1, 2010. The adoption of this pronouncement had no significant effect on the Company's financial statements.

NOTE 8.  SUBSEQUENT EVENTS

      On January 24, 2011, the Company's board of directors authorized a stock buyback program in which management is authorized, at its discretion, to repurchase up to $1,000,000 of the Company's common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Our principal business is the design, manufacture, marketing, distribution and sale of physical medicine and aesthetic products. We manufacture and distribute a broad line of medical equipment including therapy devices, medical supplies and soft goods, treatment tables and rehabilitation equipment. Our line of aesthetic products includes aesthetic massage and microdermabrasion devices, as well as skin care products. Our products are sold to and used primarily by physical therapists, chiropractors, sports medicine practitioners, podiatrists, plastic surgeons, dermatologists, aestheticians and other aesthetic services providers. We have a fiscal year ending June 30. For example, reference to fiscal year 2011 refers to the year ending June 30, 2011.

Recent Developments

      In January 2011, we announced the signing of contracts with two group purchasing organizations ("GPO's"), Premier, Inc. and Amerinet. These important contracts provide us access to tens of thousands of healthcare facilities across the United States that are members of these buying groups. We estimate that annual purchases of physical medicine products by members associated with these two GPO's exceed $50 million annually. These contracts become effective March 1, 2011.

Results of Operations

      The following discussion and analysis of our financial condition and results of operations for the three and six months ended December 31, 2010, should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing in Part I, Item 1 of this report, and our Annual Report on Form 10-K for the year ended June 30, 2010, which includes audited financial statements for the year then ended. Results of operations for the three and six months ended December 31, 2010 are not necessarily indicative of the results that will be achieved for the full fiscal year ending June 30, 2011.

Net Sales

      Net sales decreased 3.6% to $8,199,347 in the quarter ended December 31, 2010, compared to $8,501,437 in the quarter ended December 31, 2009. Net sales for the six months ended December 31, 2010 decreased 4.0% to $16,118,635, compared to $16,783,900 for the same period in 2009. Declining sales in certain areas of the country more seriously affected by economic recession were mostly offset by improved performance in other parts of the country. During the quarter, we realized lower sales of capital equipment products, while sales of our treatment tables and medical supplies increased. The decrease in sales of capital equipment products is a reflection of ongoing economic weakness, both domestic and foreign.

Gross Profit

      Gross profit decreased 4.7% to $3,169,441, or 38.7% of net sales, in the quarter ended December 31, 2010, compared to $3,327,377, or 39.1% of net sales, in the quarter ended December 31, 2009. Gross profit was $6,121,274, or 38.0% of net sales, for the six months ended December 31, 2010, compared to $6,506,719, or 38.8% of net sales, for the six months ended December 31, 2009. The decrease in gross profit is the result not only of lower sales discussed above, but also the mix of sales favoring the lower margin supplies and distributed products instead of the higher margin capital equipment products. The decrease in sales of higher margin capital equipment is attributable primarily to the continuing weak economic conditions in the United States where the majority of our sales are made. As economic conditions begin to improve and as we begin to sell product to the members of the GPOs, we expect sales of both capital equipment and medical supplies will increase and margins will increase correspondingly.

Selling, General and Administrative Expenses

      Selling, general and administrative ("SG&A") expenses decreased $65,079 to $2,634,278, or 32.1% of net sales, in the quarter ended December 31, 2010, from $2,699,357, or 31.8% of net sales, in the quarter ended December 31, 2009. SG&A expenses decreased $276,931, to $5,134,795, or 31.9% of net sales, for the six months ended December 31, 2010, from $5,411,726, or 32.2% of net sales, for the six months ended December 31, 2009. The following factors impacted SG&A expenses for the quarter ended December 31, 2010, as compared to the same period in 2009:

            o     $109,776 in lower selling expenses;

            o $78,112 in lower general expenses primarily related to lower professional fees; and

            o $122,809 of higher labor, medical insurance and depreciation expenses.

      The following factors impacted SG&A expenses for the six months ended December 31, 2010, as compared to the same period in 2009:

            o     $232,423 in lower selling expenses;

            o $197,334 in lower general expenses primarily related to lower professional fees; and

            o $152,826 of higher labor, medical insurance and depreciation expenses.

Research and Development Expenses

      Research and development ("R&D") expenses increased $149,637 to $356,519, or 4.3% of sales, in the quarter ended December 31, 2010, compared to $206,882, or 2.4% of sales in the quarter ended December 31, 2009. R&D expenses increased $283,465, or 67.0%, to $706,315 for the six months ended December 31, 2010, from $422,850 for the six months ended December 31, 2009. We are developing a number of important new therapy devices that are expected to be introduced at the end of calendar year 2011. These development efforts are directly responsible for the increase in R&D expenses. It is anticipated that R&D expenses will continue to exceed prior year levels for the next four quarters. We believe that developing new products is a key element in our growth strategy. R&D costs are expensed as incurred.

Income Before Income Tax Provision

      Pre-tax income for the quarter ended December 31, 2010, totaled $113,040 compared to $310,202 for the quarter ended December 31, 2009. Pre-tax income for the six months ended December 31, 2010, totaled $142,777 compared to $451,976 for the six months ended December 31, 2009. The main factors contributing to the $309,000 reduction in pre-tax income for the six month period was $283,465 of higher R&D expenses reflecting several new products currently under development, together with lower gross profit from decreased sales and gross profit margin. The reduction in gross profit and increase in R&D expense was partially offset by $276,931 in lower SG&A expense as well as lower interest expense resulting from paying down our line of credit by $1,900,000 over the past year.

Income Tax Provision

      Income tax provision was $45,201 for the quarter ended December 31, 2010, compared to $121,903 for the quarter ended December 31, 2009. Income tax provision was $57,926 for the six months ended December 31, 2010, compared to $195,053 for the six months ended December 31, 2009. The effective tax rate for the second quarter of 2010 was 40.0% compared to 39.3% for the same period in fiscal 2009. The effective tax rate for the six months ended December 31, 2010, was 40.6% compared to 43.2% for the prior year period. The difference in the effective tax rates is attributable to certain permanent book to tax differences. While these items are not significant, substantive changes in the tax rate can occur based on our level of profitability.

Net Income

      Net income decreased to $67,839 ($.01 per share) in the quarter ended December 31, 2010, compared to $188,299 ($.01 per share) in the quarter ended December 31, 2009. Net income decreased to $84,851, or $.01 per share, for the six months ended December 31, 2010, compared to $256,923, or $.02 per share, for the six months ended December 31, 2009. The reduction in earnings was a result of higher R&D expenses and lower gross profit from decreased sales and gross profit margin. Management anticipates that with the new GPO contracts in place, sales and profits going forward should begin to show improvement.

Liquidity and Capital Resources

      We have financed operations through available cash reserves and borrowings under a line of credit with a bank. Working capital was $4,953,969 as of December 31, 2010, inclusive of the current portion of long-term obligations and credit facilities, compared to working capital of $4,923,533 as of June 30, 2010.

Accounts Receivable

      Trade accounts receivable, net of allowance for doubtful accounts, increased $131,252, or 3.5%, to $3,866,503 as of December 31, 2010, compared to $3,735,251 as of June 30, 2010. Trade accounts receivable represent amounts due from our dealer network as well as from medical practitioners and clinics. We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers. Accounts receivable are generally collected within 30 days of the agreed terms.

Inventories

      Inventories, net of reserves, increased $15,567, or 0.3%, to $5,782,367 as of December 31, 2010, compared to $5,766,800 as of June 30, 2010. The amount of inventories we carry fluctuates each period. A main contributor to those fluctuations is inventory purchases from overseas suppliers.

Accounts Payable

      Accounts payable increased $517,411, or 36.9%, to $1,921,433 as of December 31, 2010, from $1,404,022 as of June 30, 2010. The increase in accounts payable is a result of the timing of our weekly payments to suppliers and the timing of purchases of product components. Accounts payable are generally not aged beyond the terms of our suppliers. We take advantage of available early payment discounts when offered by our vendors.

Cash and Cash Equivalents

      Our cash position as of December 31, 2010 was $191,822, a decrease of 50.0%, from cash of $383,756 as of June 30, 2010. Our cash position varies from quarter to quarter, but typically stays within a normal range of $150,000 to $400,000. We expect that cash flows from operating activities, together with amounts available through an existing line of credit facility, will be sufficient to cover operating needs in the ordinary course of business for the next twelve months. If we experience an adverse operating environment, including a further worsening of the general economy in the United States, or unusual capital expenditure requirements, additional financing may be required. No assurance can be given that additional financing, if required, would be available on terms favorable to us, or at all.

Line of Credit

      The outstanding balance on our line of credit was $2,401,905 as of December 31, 2010, compared to $2,768,492 as of June 30, 2010. The current balance on the line of credit is the lowest it has been since the acquisition of six dealers in June and July 2007 and approximately $3.8 million below its highest point in fiscal year 2009.

      Interest on the line of credit is based on the 90-day LIBOR rate (0.30% as of December 31, 2010) plus 4%, with a minimum interest rate of 4.5%. The line of credit is collateralized by accounts receivable and inventories. Borrowing limitations are based on approximately 45% of eligible inventory and up to 80% of eligible accounts receivable, up to a maximum credit facility of $7,000,000. Interest payments on the line are due monthly. As of December 31, 2010, the borrowing base was approximately $5,130,000, resulting in approximately $2,728,000 available on the line. The line of credit includes covenants requiring us to maintain certain financial ratios. As of December 31, 2010, we were in compliance with the loan covenants. The line of credit expires on December 15, 2012.

      The current ratio was 1.9 to 1 as of December 31, 2010 compared to 1.9 to 1 as of June 30, 2010. Current assets represented 71% of total assets as of December 31, 2010 and 70% of total assets as of June 30, 2010.

Debt

      Long-term debt excluding current installments totaled $2,422,098 as of December 31, 2010, compared to $2,604,772 as of June 30, 2010. Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee. The principal balance on the mortgage loans is approximately $2,573,603 with monthly principal and interest payments of $46,304.

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

      Any modifications to estimates of inventory valuation reserves are reflected in the cost of goods sold within the statement of income during the period in which such modifications are determined necessary by management. As of December 31 and June 30, 2010, our inventory valuation reserve balance, which established a new cost basis, was $412,976 and $331,071, respectively, and our inventory balance was $5,782,367 and $5,766,800, net of reserves, respectively.

Revenue Recognition

      Sales revenues are recorded when products are shipped, title has passed to the customer, and collection of any resulting receivable is reasonably assured. Amounts billed for shipping and handling of products are recorded as sales revenue. Costs for shipping and handling of products to customers are recorded as cost of sales.

Allowance for Doubtful Accounts

      We must make estimates of the collectability of accounts receivable. In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $3,866,503 and $3,735,251, net of allowance for doubtful accounts of $305,820 and $254,664, as of December 31, 2010 and June 30, 2010, respectively.

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

Business Plan and Outlook

      In January 2011, we announced the signing of contracts with two Group Purchasing Organizations ("GPOs") - Premier, Inc and Amerinet. These GPOs represent tens of thousands of clinics and hospitals around the nation. With the broader offering of products now available through our catalog and e-commerce website, we are better able to compete for this high volume business. Over the past two years, we have also seen success in becoming the preferred vendor to many national and regional accounts. We believe these contract signings represent an important milestone toward our goal of expanding our customer base and increasing our market share.

      The landscape of our primary market, the physical medicine marketplace, continues to change. Past years saw consolidation among manufacturers and distributors including our own acquisitions completed in fiscal years 2007 and 2008. More recently, two additional significant changes have taken place. According to its filings under the Securities Exchange Act of 1934 (the "Exchange Act"), DJO, Inc., one of our primary competitors, closed its Chattanooga Group operations in the quarter ended July 3, 2010 and redistributed those manufacturing, R&D and support functions to other DJO facilities, in and out of the United States. The effect of this announcement is that the full operations of the former Chattanooga Group have been reduced to a product brand sold by DJO through non-proprietary distribution channels. In addition, DJO, Inc. has disclosed that on June 12, 2009 it sold its Empi Therapy Solutions catalog division to Patterson Medical (Sammons Preston), another competitor of the Company. This essentially eliminated Empi as a significant catalog competitor and further reduced competition in our market.

      These consolidations combined with other consolidations and continuing declines in the number of independent distributors have significantly narrowed distribution channels in our market. At the present time, we believe that there remain only two companies with a national direct sales force selling proprietary and distributed products: Dynatronics and Patterson Medical (through its Sammons Preston subsidiary). All other distribution in our market is directed through catalog companies with no direct sales force, or through independent local dealers. However, the network of local independent dealers is rapidly diminishing due to consolidation efforts and increased competition from Dynatronics, Sammons Preston and catalog companies. In the past year, we have reinforced our direct sales team to include over 50 direct sales employees and independent sales representatives. In addition to these direct sales representatives, we continue to enjoy a strong relationship with scores of local dealers. We believe we have the best trained and most knowledgeable sales force in the industry. The recent changes within our market provide a unique opportunity for us to grow market share in the coming years through recruitment of high-quality sales representatives and dealers.

      To further our efforts to recruit high-quality direct sales representatives and dealers as well as to better appeal to the large GPOs and national customers, we will continue to improve efficiencies of our operations and the sales support for the industry. Chief among those changes was the introduction of our first true e-commerce solution on July 6, 2010. With the introduction of this e-commerce solution, customers are able to more easily place orders and obtain information about their accounts. Sales representatives are increasing their effectiveness with the abundance of information available to them electronically through our e-quote system which is a companion to the e-commerce solution introduced. Not only is our e-commerce solution easy and efficient to use, it should also facilitate reducing transactional costs thus enabling us to accommodate higher sales without significantly increasing overhead.

      The recent passage of the Patient Protection and Affordable Care Act along with the Health Care and Educational Reconciliation Act will affect our future operations. The addition of millions to the rolls of the insured will undoubtedly increase demand for services. That increased demand is expected to translate into increased sales of our products. The magnitude of those increases is difficult to assess at this time. At the same time, this legislation as enacted will impose an excise tax on all manufacturers of medical devices which we estimate will exceed $500,000 annually for Dynatronics based on the current statutory language. Because the effects of this legislation will not be felt until 2013 at the earliest, it is difficult to project the full impact this legislation will have, especially since there is a likelihood of amendments to the legislation prior to it becoming fully effective. In the meantime, we are working to take full advantage of every opportunity presented by this legislation to increase sales and to offset any negative effects that may accompany those opportunities.

      We continue to focus research and development efforts on new product innovation and re-designing existing products. Several products are currently under development and are scheduled for introduction in the latter half of calendar 2011. The commitment to innovation of high-quality products has been a hallmark of Dynatronics and will continue throughout the coming year. The renewed emphasis on R&D will have the effect of reducing profits during the current fiscal year as R&D costs are expensed as incurred. Management is confident the short-term cost of the investment in these new products will yield long-term benefits.

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

      Based on our defined strategic initiatives, we are focusing our resources in the following areas:

            o Improving sales by pursuing business opportunities with GPO's and large chains of clinics, including national and regional accounts.

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

            o Exploring strategic business alliances that will leverage and complement our competitive strengths, increase market reach and supplement capital resources.

Cautionary Statement Concerning Forward-Looking Statements

      The statements contained in this Form 10-Q, particularly the foregoing discussion in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, that are not purely historical, are "forward-looking statements" within the meaning of Section 21E of the Exchange Act. These statements refer to our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as "believes," "expects," "anticipates," "should," "plans," "estimates," "intends," and "potential," among others. Forward-looking statements include, but are not limited to, statements regarding product development, market acceptance, financial performance, revenue and expense levels in the future and the sufficiency of existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements, except as required by law.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to various market risks. Market risk is the potential risk of loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes. There have been no material changes in our market risk during the quarter ended December 31, 2010, although the general weakness in the U.S. economy is expected to lead to greater discounting market-wide to stimulate sales in a declining economic environment. In addition, further weakening of the economy could result in greater risks of collections of accounts receivable.

      Our primary market risk exposure is interest rate risk. As of December 31, 2010, approximately $3,863,000 of our debt bore interest at variable rates. Accordingly, our net income is affected by changes in interest rates. For every one hundred basis point change in the average interest rate under our existing debt, our annual interest expense would change by approximately $38,630.

      In the event of an adverse change in interest rates, we could take actions to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Recent efforts to reduce the balances on our operating line of credit have mitigated this risk.

Item 4.  Controls and Procedures

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of December 31, 2010, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, that our disclosure controls and procedures were effective as of December 31, 2010.

      There has been no change in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 5.  Other Information

NASDAQ Minimum Bid Requirement

      On June 16, 2010, we received a deficiency letter from the NASDAQ Stock Market, indicating that we had failed to comply with the minimum bid requirement for continued inclusion under Marketplace Rule 4310(c)(4). Under the deficiency notice, our common stock is subject to potential delisting because, for a period of 30 consecutive business days, the bid price of the common stock closed below the minimum $1.00 per share requirement for continued inclusion. The deadline for compliance with the rule is June 13, 2011. If prior to that date the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ staff may provide written notification that we have achieved compliance with the rule.

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

      On January 24, 2011, the Company's board of directors authorized a stock buyback program in which management is authorized, at its discretion, to repurchase up to $1,000,000 of the Company's common stock.

Related-Party Transactions

      We lease office and distribution facilities in California owned by John Rajala, a stockholder and Territorial Sales Manager. Mr. Rajala also beneficially owns 8.6% of our outstanding common stock. The rental amount paid to Mr. Rajala for the leased facilities is $120,000 per year under a written lease agreement. The lease agreement is on an arms-length basis and the terms are equal to or more favorable than would be available to a third party. This transaction with a related party has been approved by our Board of Directors.

      In addition, we lease office and warehouse space in Girard, Ohio; Detroit, Michigan; and Hopkins, Minnesota; from three stockholders and former independent distributors on an annual basis under operating lease arrangements. Management believes the lease agreements are on an arms-length basis and the terms are equal to or more favorable than would be available to third parties. The expense associated with these related-party transactions totaled $57,000 for the three months ended December 31, 2010.

Item 6.  Exhibits

(a)      Exhibits

3.1 Articles of Incorporation and Bylaws of Dynatronics Laser Corporation. Incorporated by reference to a Registration Statement on Form S-1 (No. 2-85045) filed with the SEC and effective November 2, 1984

3.2   Articles of Amendment dated November 21, 1988 (previously filed)

3.3   Articles of Amendment dated November 18, 1993 (previously filed)

10.1  Loan Agreement with Zions Bank (previously filed)

10.2  Amended Loan Agreement with Zions Bank (previously filed)

10.3  1992 Amended and Restated Stock Option Plan (previously filed)

10.4 Dynatronics Corporation 2006 Equity Incentive Award Plan (previously filed as Annex A to the Company's Definitive Proxy Statement on Schedule 14A filed on October 27, 2006)

10.5 Form of Option Agreement for the 2006 Equity Incentive Plan for incentive stock options (previously filed as Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006)

10.6 Form of Option Agreement for the 2006 Equity Incentive Plan for non-qualified options (previously filed as Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006)

10.7  Building Lease Agreement with The Rajala Family Trust dated June 30, 2009

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


                                     DYNATRONICS CORPORATION
                                    Registrant


Date    February 14, 2011            /s/ Kelvyn H. Cullimore, Jr.
     -----------------------        --------------------------------------------
                                    Kelvyn H. Cullimore, Jr.
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date    February 14, 2011            /s/ Terry M. Atkinson, CPA
     -----------------------        --------------------------------------------
                                    Terry M. Atkinson, CPA
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

--------------------------------------------------------------------------------