Form 10-Q
period 2011-03-31
DYNATRONICS CORP
filed 2011-05-16
CIK 720875

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-12697


                            Dynatronics Corporation
                            -----------------------
             (Exact name of registrant as specified in its charter)

              Utah                                          87-0398434
              ----                                          ----------
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

Large accelerated filer [   ]                      Accelerated filer [   ]

Non-accelerated filer [   ]                        Smaller reporting company [X]
 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The number of shares outstanding of the registrant's common stock, no par value, as of May 9, 2011 is 13,074,774.

                            DYNATRONICS CORPORATION
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 2011
                               TABLE OF CONTENTS


                                                                    Page Number
                                                                    -----------

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................1

   Condensed Consolidated Balance Sheets (Unaudited)
   March 31, 2011 and June 30, 2010.........................................1

   Condensed Consolidated Statements of Income (Unaudited)
   Three and Nine Months Ended March 31, 2011 and 2010......................2

   Condensed Consolidated Statements of Cash Flows (Unaudited)
   Nine Months Ended March 31, 2011 and 2010................................3

   Notes to Condensed Consolidated Financial Statements.....................4

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........14

Item 4.  Controls and Procedures...........................................14

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......15

Item 5.  Other Information.................................................15

Item 6.  Exhibits..........................................................15

                        DYNATRONICS CORPORATION
                 Condensed Consolidated Balance Sheets
                                                       (Unaudited)


                                                March 31,           June 30,
                                                  2011                2010
                                             ---------------   -----------------
                Assets

Current assets:
   Cash and cash equivalents                 $       248,202            383,756
   Trade accounts receivable, less
      allowance for doubtful accounts of
      $321,779 as of March 31, 2011 and
      $254,664 as of June 30, 2010                 3,882,665          3,735,251
   Other receivables                                  15,161             70,919
   Inventories, net                                5,549,503          5,766,800
   Prepaid expenses and other                        292,335            262,577
   Prepaid income taxes                               32,553                 -
   Current portion of deferred
     income tax assets                               464,337            390,510
                                             ---------------   -----------------

          Total current assets                    10,484,756         10,609,813

Property and equipment, net                        3,560,245          3,561,271
Intangible assets, net                               390,153            452,558
Other assets                                         297,293            314,790
Deferred income tax assets, net of
  current portion                                          -            151,897
                                             ---------------   -----------------
          Total assets                       $    14,732,447         15,090,329
                                             ===============   =================

    Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt         $       365,278            381,841
   Line of credit                                  2,664,663          2,768,492
   Warranty reserve                                  186,022            186,022
   Accounts payable                                1,563,154          1,404,022
   Accrued expenses                                  508,613            462,641
   Accrued payroll and benefits expense              364,004            427,326
   Income and franchise tax payable                        -             55,936
                                             ---------------   -----------------

          Total current liabilities                5,651,734          5,686,280

Long-term debt, net of current portion             2,329,481          2,604,772
Deferred income tax liability                        113,633                  -
                                             ---------------   -----------------

          Total liabilities                        8,094,848          8,291,052
                                             ---------------   -----------------

Commitments and contingencies

Stockholders' equity:
   Common stock, no par value: Authorized
     50,000,000 shares; issued 13,341,832
     shares as of March 31, 2011 and
     13,591,152 shares as of June 30, 2010         7,508,460          7,872,250
   Accumulated deficit                              (870,861)        (1,072,973)
                                             ---------------   -----------------
          Total stockholders' equity               6,637,599          6,799,277
                                             ---------------   -----------------

          Total liabilities and
          stockholders' equity               $    14,732,447         15,090,329
                                             ===============   =================

See accompanying notes to condensed consolidated financial statements.

                            DYNATRONICS CORPORATION
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                                    Three Months Ended                     Nine Months Ended
                                                         March 31                               March 31
                                                  2011               2010                2011                 2010
                                             ---------------   -----------------   ----------------   ----------------
Net sales                                    $     8,383,842          8,235,060          24,502,477        25,018,960
Cost of sales                                      5,159,450          5,119,797          15,156,811        15,396,978
                                             ---------------   -----------------   ----------------   ----------------
          Gross profit                             3,224,392          3,115,263           9,345,666         9,621,982

Selling, general and administrative expenses       2,640,053          2,647,417           7,774,848         8,059,143
Research and development expenses                    339,258            222,062           1,045,573           644,912
                                             ---------------   -----------------   ----------------   ----------------
          Operating income                           245,081            245,784             525,245           917,927
                                             ---------------   -----------------   ----------------   ----------------


Other income (expense):
   Interest income                                    10,735              1,986              14,889             7,049
   Interest expense                                  (70,964)           (99,947)           (224,431)         (339,774)
   Other income, net                                   9,985             13,082              21,912            27,679
                                             ---------------   -----------------   ----------------   ----------------
          Net other expense                          (50,244)           (84,879)           (187,630)         (305,046)
                                             ---------------   -----------------   ----------------   ----------------

          Income before income tax provision         194,837            160,905             337,615           612,881

Income tax provision                                 (77,577)           (64,806)           (135,503)         (259,859)
                                             ---------------   -----------------   ----------------   ----------------

          Net income                         $       117,260             96,099             202,112           353,022
                                             ===============   =================   ================   ================

Basic and diluted net income per
  common share                               $          0.01               0.01                0.02              0.03
                                             ===============   =================   ================   ================

Weighted-average basic and diluted
  common shares outstanding:

         Basic                                    13,419,612         13,606,888          13,413,636        13,647,515
         Diluted                                  13,457,483         13,638,340          13,428,338        13,656,314


See accompanying notes to condensed consolidated financial statements.

                            DYNATRONICS CORPORATION
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                     Nine Months Ended
                                                          March 31
                                                   2011              2010
                                             ---------------   -----------------
Cash flows from operating activities:
  Net income                                 $       202,112            353,022
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization of
       property and equipment                        270,820            217,001
     Amortization of intangible assets                62,405             66,984
     Stock-based compensation expense                 37,096             38,547
     Change in deferred income tax assets            191,703             19,101
     Provision for doubtful accounts
        receivable                                    81,000             81,000
     Provision for inventory obsolescence             60,000             90,000
     Change in operating assets and
       liabilities:
          Receivables                               (172,656)            57,307
          Inventories                                157,297            374,671
          Prepaid expenses and other assets          (65,625)            22,263
          Accounts payable and accrued
            expenses                                 141,782           (186,315)
          Income tax payable                         (35,125)           269,290
                                             ---------------   -----------------

                 Net cash provided by
                 operating activities                930,809          1,402,871
                                             ---------------   -----------------

Cash flows from investing activities:
  Capital expenditures                              (269,794)          (236,979)
                                             ---------------   -----------------

                 Net cash used in
                 investing activities               (269,794)          (236,979)
                                             ---------------   -----------------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                 -             18,630
  Principal payments on long-term debt              (291,854)          (248,960)
  Net decrease in line of credit                    (103,829)          (713,086)
  Redemption of common stock                        (400,886)           (97,378)
                                             ---------------   -----------------

                 Net cash used in
                 financing activities               (796,569)        (1,040,794)
                                             ---------------   -----------------

                 Net change in cash
                 and cash equivalents               (135,554)           125,098

Cash and cash equivalents at beginning
  of period                                          383,756            141,714
                                             ---------------   -----------------

Cash and cash equivalents at end of period   $       248,202            266,812
                                             ===============   =================

Supplemental disclosures of cash flow
  information:
    Cash paid for interest                   $       225,858            352,958
    Cash paid for income and franchise
      taxes                                           51,517              9,241
Supplemental disclosure of non-cash
  investing and financing activities:
     Capital lease obligations incurred
       for property and equipment                          -            102,313



See accompanying notes to condensed consolidated financial statements.

                            DYNATRONICS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.  PRESENTATION

The condensed consolidated balance sheets as of March 31, 2011 and June 30, 2010, the condensed consolidated statements of income for the three and nine months ended March 31, 2011 and 2010, and the condensed consolidated statements of cash flows for the nine months ended March 31, 2011 and 2010 were prepared by Dynatronics Corporation (the "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the Company's financial position, results of operations and cash flows. The results of operations for the three and nine months ended March 31, 2011 are not necessarily indicative of the results of operations for the fiscal year ending June 30, 2011. The Company has previously filed with the SEC an annual report on Form 10-K which included audited financial statements for each of the two years ended June 30, 2010 and 2009. It is suggested that the financial statements contained in this Form 10-Q be read in conjunction with the financial statements and notes thereto contained in the Company's most recent Form 10-K.

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

The reconciliations between the basic and diluted weighted-average number of common shares outstanding for the three and nine months ended March 31, 2011 and 2010 are as follows:

                                                     Three Months Ended                    Nine Months Ended
                                                          March 31                             March 31
                                                   2011              2010               2011               2010
                                             ---------------   -----------------   ----------------   ---------------
Basic weighted-average number of
common shares outstanding during
the period                                        13,419,612          13,606,888         13,413,636       13,647,515

Weighted-average number of dilutive
common stock options outstanding during
the period                                            37,871              31,452             14,702            8,799
                                             ---------------   -----------------   ----------------   ---------------

Diluted weighted-average number of
common and common equivalent shares
outstanding during the period                     13,457,483          13,638,340         13,428,338       13,656,314
                                             ===============   =================   ================   ===============

Outstanding options for common shares not included in the computation of diluted net income per common share, because they were anti-dilutive, for the three-month periods ended March 31, 2011 and 2010 totaled 781,120 and 753,748, respectively, and for the nine-month periods ended March 31, 2011 and 2010 totaled 868,178 and 900,810, respectively.

NOTE 3. STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the employee's requisite service period. The Company recognized $13,020 and $12,863 in stock-based compensation expense during the three months ended March 31, 2011 and 2010, respectively, and recognized $37,096 and $38,547 in stock-based compensation expense during the nine months ended March 31, 2011 and 2010, respectively. These expenses were recorded as selling, general and administrative expenses in the condensed consolidated statements of income.

Stock Options. The Company maintains a 2005 equity incentive plan for the benefit of employees. Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other share-based awards may be granted under the plan. Awards granted under the plan may be performance-based. As of March 31, 2011, there were 787,595 shares of common stock authorized and reserved for issuance, but not granted under the terms of the 2005 equity incentive plan, as amended.

The following table summarizes the Company's stock option activity during the nine-month period ended March 31, 2011.

                                                                    Weighted-
                                                Number of           Average
                                                 Options         Exercise Price
                                             ---------------   -----------------
Outstanding at beginning of period                   932,805   $           1.32
Granted                                               83,444                .85
Exercised                                                  -                  -
Cancelled                                            (32,628)               .85
                                             ---------------
Outstanding at end of period                         983,621               1.31
                                             ===============

Exercisable at end of period                         542,336               1.65
                                             ===============

The Black-Scholes option-pricing model is used to estimate the fair value of options granted under the Company's stock option plan. The weighted-average fair values of stock options granted under the plan for the nine months ended Mach 31, 2011 and 2010 were based on the following assumptions at the date of grant as follows:

                                                  Nine Months Ended March 31,
                                                    2011               2010
                                             ---------------   -----------------
Expected dividend yield                              0%                0%
Expected stock price volatility                  60 - 64%           58 - 59%
Risk-free interest rate                        2.50 - 3.43%       3.31 - 3.72%
Expected life of options                         10 years           10 years
Weighted-average grant date fair value            $ 0.53             $0.59

Expected option lives and volatilities are based on historical data of the Company. The risk-free interest rate is based on the U.S. Treasury Bills rate on the grant date for constant maturities that correspond with the option life. Historically, the Company has not declared dividends and there are no future plans to do so.

As of March 31, 2011, there was $99,736 of unrecognized stock-based compensation cost related to grants under the stock option plan that will be expensed over a weighted-average period of 4.4 years. There was $87,369 of intrinsic value for options outstanding as of March 31, 2011.

NOTE 4.  COMPREHENSIVE INCOME

For the three and nine months ended March 31, 2011 and 2010, comprehensive income was equal to the net income as presented in the accompanying condensed consolidated statements of income.

NOTE 5.  INVENTORIES

Inventories consisted of the following:

                                                March 31,           June 30,
                                                  2011               2010
                                             ---------------   -----------------
Raw materials                                $     2,315,416          2,256,197
Finished goods                                     3,679,009          3,841,674
Inventory obsolescence reserve                      (444,922)          (331,071)
                                             ---------------   -----------------
                                             $     5,549,503          5,766,800
                                             ===============   =================

NOTE 6.  RELATED-PARTY TRANSACTIONS

The Company leases office and warehouse space in Girard, Ohio; Detroit, Michigan; Hopkins, Minnesota; and Pleasanton, California from four significant stockholders and former independent distributors on an annual basis under operating lease arrangements. Management believes the lease agreements are on an arms-length basis and the terms are equal to or more favorable than would be available to third parties. The expense associated with these related-party transactions totaled $57,000 and $51,300 for the three months ended March 31, 2011 and 2010, respectively, and $171,300 and $153,952 for the nine months ended March 31, 2011 and 2010, respectively.

NOTE 7.  RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-14 (FASB ASU 09-14), Certain Revenue Arrangements That Include Software Elements--a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in FASB ASU 09-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under this new guidance, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product's essential functionality, and undelivered components that relate to software that are essential to the tangible product's functionality. FASB ASU 09-14 also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). This guidance was effective for revenue arrangements entered into or materially modified in the fiscal year beginning on July 1, 2010. The adoption of this pronouncement had no significant effect on the Company's financial statements.

NOTE 8.  SUBSEQUENT EVENTS

On April 13, 2011, the Company received notification from NASDAQ that Dynatronics Corporation had regained compliance with Listing Rule 5550(a)(2) since its stock price had been at $1.00 per share or greater for more than 10 consecutive days during the period March 30, 2011 through April 12, 2011.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Our principal business is the design, manufacture, marketing, distribution and sale of physical medicine and aesthetic products. We manufacture and distribute a broad line of medical equipment including therapy devices, medical supplies and soft goods, treatment tables and rehabilitation equipment. Our physical medicine and rehabilitation products are sold to and used primarily by physical therapists, chiropractors, and sports medicine practitioners. Our line of aesthetic products includes aesthetic massage, microdermabrasion and light therapy devices, as well as skin care products. These products are sold to and used primarily by aestheticians, plastic surgeons, dermatologists, and other aesthetic services providers.

      We have a fiscal year ending June 30. For example, reference to fiscal year 2011 refers to the year ending June 30, 2011.

Recent Developments

      In January and February 2011, we announced the signing of contracts with three group purchasing organizations ("GPOs"): Premier, Inc., Amerinet and First Choice. A GPO is an entity formed by a group of businesses, primarily hospitals and integrated health care delivery networks, to leverage their collective purchasing power with vendors and service providers to obtain better pricing. These new contracts provide us access to tens of thousands of healthcare facilities across the United States that are members of these buying groups. We estimate that annual purchases of physical medicine products by members associated with these GPOs exceed $50 million. These contracts became effective March 1, 2011 and permit us to now solicit the business from the members of these GPOs. We expect sales under these contracts will begin to have an effect on revenues and net profits in the fourth quarter of fiscal year 2011 with the most material benefits coming in the next fiscal year beginning July 1, 2011.

Results of Operations

      The following discussion and analysis of our financial condition and results of operations for the three and nine months ended March 31, 2011, should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing in Part I, Item 1 of this report, and our Annual Report on Form 10-K for the year ended June 30, 2010, which includes our annual audited financial statements for the year then ended. Results of operations for the three and nine months ended March 31, 2011, are not necessarily indicative of the results that will be achieved for the full fiscal year ending June 30, 2011.

Net Sales

      Net sales increased to $8,383,842 in the quarter ended March 31, 2011, compared to $8,235,060 in the quarter ended March 31, 2010. The 1.8% increase was reflective of increases with legacy customers. Although the GPO contracts began on March 1, 2011, they did not contribute materially to sales during this quarter. We did begin the process of introducing Dynatronics' branded products to GPO member facilities in March 2011. While the process of converting business to our brand will take time, management is optimistic about the potential of this new market for the Company.

      Net sales for the nine months ended March 31, 2011 decreased 2.1% to $24,502,477, compared to $25,018,960 for the same period in 2010. The decrease in sales for the nine-month period is a reflection of lower sales of capital equipment during the first half of the fiscal year. This slight diminishment in sales of capital equipment is attributable to lower demand associated with ongoing general economic weakness. Historically, uncertain economic times limit growth and expansion that typically create the demand for capital equipment. Better comparative sales of capital equipment in the last three months may be an indicator that demand is increasing.

Gross Profit

      Gross profit increased to $3,224,392, or 38.5% of net sales, in the quarter ended March 31, 2011, compared to $3,115,263, or 37.8% of net sales, in the quarter ended March 31, 2010. The 3.5% increase in gross profit during the current quarter is the result of higher net sales discussed above, as well as the mix of sales favoring exercise and therapy equipment together with high-margin revenue from the Company's new Stream software service. We expect sales of higher margin capital equipment will increase along with a corresponding improvement in gross profit margins as product sales begin to GPO members and as general economic conditions improve in the United States. Gross profit was $9,345,666, or 38.1% of net sales, for the nine months ended March 31, 2011, compared to $9,621,982, or 38.5% of net sales, for the nine months ended March 31, 2010. This decline in gross profit for the nine-month period is due to the lower net sales in the period, as indicated above together with an increase in sales of non-capital medical supplies which carry lower gross margins as a percentage of sales compared to capital equipment products.

Selling, General and Administrative Expenses

      Selling, general and administrative ("SG&A") expenses decreased $7,364 to $2,640,053, or 31.5% of net sales, in the quarter ended March 31, 2011, from $2,647,417, or 32.1% of net sales, in the quarter ended March 31, 2010. For the nine-month period ended March 31, 2011, SG&A expenses decreased $284,295, to $7,774,848, or 31.7% of net sales, compared to $8,059,143, or 32.2% of net sales, for the nine months ended March 31, 2010. The reduction in SG&A expenses in the third quarter of 2011 resulted from the following factors:

            o     $129,628 in lower selling expenses;

            o     $4,154 in lower general expenses.

      These improvements were offset, in part, by $126,418 of higher labor, medical insurance and depreciation expenses in the period.

      The following factors contributed to the reduction in SG&A expenses for the nine months ended March 31, 2011:

            o     $362,052 in lower selling expenses;

            o $201,487 in lower general expenses primarily related to lower professional fees.

      These lower expenses were offset, in part, by $279,244 of higher labor, medical insurance and depreciation expenses during the nine months ended March 31, 2011 compared with the same period in the prior fiscal year.

Research and Development Expenses

      Research and development ("R&D") expenses increased 52.8% or $117,196 to $339,258, or 4.0% of sales, in the quarter ended March 31, 2011, compared to $222,062, or 2.7% of sales in the quarter ended March 31, 2010. R&D expenses increased $400,661, or 62.1%, to $1,045,573 for the nine months ended March 31, 2011, from $644,912 for the nine months ended March 31, 2010. We are developing a number of important new products that are expected to be introduced during calendar 2011 and early calendar 2012. These development efforts are directly responsible for the increase in R&D expenses. It is anticipated that R&D expenses will continue to exceed prior year levels for the next three quarters. We believe that developing new products is a key element in our growth strategy. R&D costs are expensed as incurred.

Income Before Income Tax Provision

      Pre-tax income for the quarter ended March 31, 2011, increased 21.1% to $194,837 compared to $160,905 for the quarter ended March 31, 2010. We believe that generating a 21.1% increase in pre-tax income for the quarter ended March 31, 2011, despite the sizeable increase in R&D expense is indicative of the significant improvement in base operating results during the quarter. Pre-tax income also improved, in part, due to a $28,983 reduction in interest expense resulting from reducing borrowings on our line of credit by $1,200,000 over the past year.

      Pre-tax income for the nine months ended March 31, 2011, totaled $337,615 compared to $612,881 for the nine months ended March 31, 2010. This reduction in pre-tax income for the nine-month period is due to lower net sales in the period as well as the significant increase in R&D expense related to our new products. We expect to bring those products to market by the end of calendar 2011 or early calendar 2012, which we expect will improve net sales.

Income Tax Provision

      The income tax provision was $77,577 for the quarter ended March 31, 2011, compared to $64,806 for the quarter ended March 31, 2010. The income tax provision was $135,503 for the nine months ended March 31, 2011, compared to $259,859 for the nine months ended March 31, 2010. The effective tax rate for the third quarter of fiscal year 2011 was 39.8% compared to 40.3% for the same period in fiscal year 2010. The effective tax rate for the nine months ended March 31, 2011, was 40.1% compared to 42.4% for the prior year nine-month period. The difference in the effective tax rates is attributable to certain permanent book to tax differences. While these items are not significant, substantive changes in the tax rate can occur based on our level of profitability.

Net Income

      Net income increased 22.0% to $117,260 ($.01 per common share) in the quarter ended March 31, 2011, compared to $96,099 ($.01 per common share) in the quarter ended March 31, 2010. The increase in earnings for the quarter ended March 31, 2011 compared to the prior year period was a result of higher sales, improved gross profit margins, and lower interest expense. Management anticipates that the addition of business from the GPO contracts will increase net sales and profits in coming quarters.

      Net income decreased to $202,112, or $.02 per common share, for the nine months ended March 31, 2011, compared to $353,022, or $.03 per common share, for the nine months ended March 31, 2010. The lower net income in the nine-month period was caused by lower net sales and increased R&D expense during the period, offset in part by improved gross profit margins, reduced SG&A expenses and lower interest expense. We expect that R&D expense will continue at present or higher levels over the next six to nine months as the development on new products is completed and the products are introduced to the market.

Liquidity and Capital Resources

      We have financed operations through available cash reserves and borrowings under a line of credit with a bank. Working capital was $4,833,022 as of March 31, 2011, inclusive of the current portion of long-term obligations and credit facilities, compared to working capital of $4,923,533 as of June 30, 2010.

      The current ratio held constant at 1.9 to 1 as of March 31, 2011, the same level as of June 30, 2010. Current assets represented 71% of total assets as of March 31, 2011 and 70% of total assets as of June 30, 2010.

Accounts Receivable

      Trade accounts receivable, net of allowance for doubtful accounts, increased $147,414, or 3.9%, to $3,882,665 as of March 31, 2011, compared to $3,735,251 as of June 30, 2010. Trade accounts receivable represent amounts due from our customers including medical practitioners, clinics, hospitals, colleges and universities and sports teams as well as dealers and distributors that purchase our products for redistribution. We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers. Accounts receivable are generally collected within 30 days of the agreed terms.

Inventories

      Inventories, net of reserves, decreased $217,297, or 3.8%, to $5,549,503 as of March 31, 2011, compared to $5,766,800 as of June 30, 2010. The amount of inventories we carry fluctuates each period. A main contributor to those fluctuations is inventory purchases from overseas suppliers which are typically larger purchases.

Accounts Payable

      Accounts payable increased $159,132, or 11.3%, to $1,563,154 as of March 31, 2011, from $1,404,022 as of June 30, 2010. The increase in accounts payable is a result of the timing of our weekly payments to suppliers and the timing of purchases of product components. Accounts payable are generally not aged beyond the terms of our suppliers. We take advantage of available early payment discounts when offered by our vendors.

Cash and Cash Equivalents

      Our cash and cash equivalents position as of March 31, 2011 was $248,202, a decrease of 35.3%, from cash of $383,756 as of June 30, 2010. Our cash position varies from quarter to quarter, but typically stays within a normal range of $150,000 to $400,000. We expect that cash flows from operating activities, together with amounts available through an existing line of credit facility, will be sufficient to cover operating needs in the ordinary course of business for at least the next twelve months. If we experience an adverse operating environment, including a further worsening of the general economy in the United States, or unusual capital expenditure requirements, additional financing may be required. No assurance can be given that additional financing, if required, would be available on terms favorable to us, or at all.

Line of Credit

      The outstanding balance on our line of credit was $2,664,663 as of March 31, 2011, compared to $2,768,492 as of June 30, 2010. The current balance on the line of credit is approximately $3,500,000 below its highest point in fiscal year 2009 following the acquisition of six of our dealers in June and July 2007.

      Interest on the line of credit is based on the 90-day LIBOR rate (0.30% as of March 31, 2011) plus 4%, with a minimum interest rate of 4.5%. The line of credit is collateralized by accounts receivable and inventories. Borrowing limitations are based on approximately 45% of eligible inventory and up to 80% of eligible accounts receivable, up to a maximum credit facility of $7,000,000. Interest payments on the line are due monthly. As of March 31, 2011, the borrowing base was approximately $5,190,000, resulting in approximately $1,810,000 available on the line. The line of credit includes covenants requiring us to maintain certain financial ratios. As of March 31, 2011, we were in compliance with the loan covenants. The line of credit expires on December 15, 2012.

Debt

      Long-term debt excluding current installments totaled $2,329,481 as of March 31, 2011, compared to $2,604,772 as of June 30, 2010. Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee. The principal balance on the mortgage loans is approximately $2,500,000 with monthly principal and interest payments of $46,304.

Inflation and Seasonality

      Our revenues and net income have not been unusually affected by inflation or price increases for raw materials and parts from vendors.

      While our business operations are not materially affected by seasonality factors, our fiscal first quarter which ends September 30th is typically a slower quarter due in part to practitioners taking summer vacations.

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

      The following critical accounting policies involve a high degree of judgment and complexity and require significant estimates and judgments used in the preparation of our condensed consolidated financial statements.

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

      Any modifications to estimates of inventory valuation reserves are reflected in the cost of goods sold within the statement of income during the period in which such modifications are determined necessary by management. As of March 31, 2011 and June 30, 2010, our inventory valuation reserve balance, which established a new cost basis, was $444,922 and $331,071, respectively, and our inventory balance was $5,549,503 and $5,766,800, net of reserves, respectively.

Revenue Recognition

      Sales revenues are recorded when products are shipped, title has passed to the customer, and collection of any resulting receivable is reasonably assured. Amounts billed for shipping and handling of products are recorded as sales revenue. Costs for shipping and handling of products to customers are recorded as cost of sales.

Allowance for Doubtful Accounts

      We must make estimates of the collectability of accounts receivable. In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $3,882,665 and $3,735,251, net of allowance for doubtful accounts of $321,779 and $254,664, as of March 31, 2011 and June 30, 2010, respectively.

Deferred Income Tax Assets

      At each reporting date, our management performs an analysis of the deferred income tax assets and their recoverability. Based on several factors, including our strong earnings history of pre-tax profit averaging over $500,000 per year in 18 of the last 21 fiscal years, we believe that it is more likely than not that all of the net deferred income tax assets will be realized. During fiscal year 2010, $501,465 of the deferred income tax assets were utilized to carry back against profits from 2004 and 2005, reducing the deferred income tax asset by 39%.

Business Plan and Outlook

      In January and February 2011, we announced the signing of contracts with three GPOs: Premier, Inc., Amerinet and First Choice. These GPOs represent tens of thousands of clinics and hospitals around the nation. With the broader offering of products now available through our catalog and e-commerce website, we are better able to compete for this high volume business. Over the past two years, we have also seen success in becoming the preferred vendor to many national and regional accounts. We believe these contract signings represent important milestones toward our goal of expanding our customer base and increasing our market share.

      The contracts with the GPOs represent a license to solicit business directly from the members of the respective GPOs. The GPOs do not order any product directly. They serve the function of negotiating favorable pricing terms on behalf of their members. Most GPO members are loyal to the GPOs in which they have membership and will not typically consider vendors that are not on contract.

      Our contract with Premier, Inc. is to provide products to their members in the "Colleges and Universities and Alternate Markets" category. We expect to realize broader benefits under the agreement, however, as our involvement with the GPO generally will expose our products to all of the GPO's "Healthcare" category members, which we anticipate will create interest and possibilities for additional business. Several Premier Healthcare members are negotiating contracts with us directly to obtain access to our products. Amerinet has placed us on contract for capital equipment, available to all their membership. Capital equipment typically includes non-commodity products over $150 in price. While we are welcome to solicit supply type business from Amerinet customers, we are not under contract to do so. Our contract with First Choice covers all products that we offer. These three contracts present us with significant opportunities for increasing sales that have previously been unavailable to us. Cultivating business through these GPO contracts and seeking additional contracts with other GPOs will be a major focal point for us in the coming year.

      In December 2010, we introduced to the physical medicine market a new electronic patient communications platform called Stream. Stream is an automated service that leverages the latest technologies to connect practitioners with their patients via e-mail, text messaging and social networking tools to provide state-of-the-art communications and marketing tools for practitioners. The system reduces patient "no shows," reactivates past patients and generates new patients. In addition, it provides a wide range of analytics and delivers automated appointment reminders - all while improving staff efficiency. The launch of this product has been slower than expected, but the reviews from those who are using the product are mostly very favorable. The continued development of Stream represents an opportunity to significantly improve overall gross margins and profitability for the Company as each sale creates a recurring monthly revenue stream. Our efforts over the next year to work with our partner, Smile Reminder, to refine the presentation and implementation of this very unique and valuable service will be critical to significantly realizing the full potential of this program.

      Over the past few years, consolidations in our market have changed the landscape of our industry's distribution channels. At the present time, we believe that there remain only two companies with a national direct sales force selling proprietary and distributed products: Dynatronics and Patterson Medical (through its Sammons Preston subsidiary). All other distribution in our market is directed through catalog companies with no direct sales force, or through independent local dealers. However, the network of local independent dealers is rapidly diminishing due to consolidation in the market and the resulting increased competition from Dynatronics, Sammons Preston and catalog companies. In the past year, we have reinforced our direct sales team to include over 50 direct sales employees and independent sales representatives. In addition to these direct sales representatives, we continue to enjoy a strong relationship with scores of local dealers. We believe we have the best trained and most knowledgeable sales force in the industry. The recent changes within our market provide a unique opportunity for us to grow market share in the coming years through recruitment of high-quality sales representatives and dealers.

      To further our efforts to recruit high-quality direct sales representatives and dealers as well as to better appeal to the large GPOs and national customers, we intend to continue to improve efficiencies of our operations and the sales support for the industry. Chief among the steps we are taking to make these improvements was the introduction of our first true e-commerce solution on July 6, 2010. With the introduction of this e-commerce solution, customers are able to more easily place orders and obtain information about their accounts. Sales representatives are increasing their effectiveness with the abundance of information available to them electronically through our e-quote system which is a companion to the e-commerce solution introduced. Not only is our e-commerce solution easy and efficient to use, it should also facilitate reducing transactional costs thus enabling us to accommodate higher sales without significantly increasing overhead.

      The passage in 2010 of the Patient Protection and Affordable Care Act along with the Health Care and Educational Reconciliation Act will affect our future operations. The addition of millions to the rolls of the insured will increase demand for services. That increased demand is expected to lead to increased sales of our products. The magnitude of those increases is difficult to assess at this time. A negative impact of this legislation as enacted is its imposition of an excise tax on all manufacturers of medical devices. Our current estimate is that this tax would exceed $500,000 annually for Dynatronics, barring a change in the statute. Because of the phase-in of various provisions in the legislation, the full effects on our business and industry are not expected to be felt until 2013 at the earliest. This makes it difficult to project the full impact this legislation will have on our business in future periods. There is also a possibility that future Congresses will amend the legislation prior to it becoming fully effective. In addition, rule-making under the law is not yet complete. In the meantime, we are working to take full advantage of every opportunity presented by this legislation to increase sales and to offset any negative effects that may accompany those opportunities.

      We continue to focus research and development efforts on new product innovation and enhancing existing products. Several products are currently under development and are scheduled for introduction in the latter part of calendar 2011. The commitment to innovation of high-quality products has been a hallmark of Dynatronics and will continue throughout the coming year. This renewed emphasis on R&D has reduced profits during the current fiscal year as R&D costs are expensed as incurred. Through the first three quarters of fiscal year 2011, we have incurred $400,000 more in R&D expenses than in the same period in fiscal year 2010, which contributed in large part to lower profitability in the period. R&D costs for us have been cyclical in nature. The current higher R&D costs are reflective of the fact we are in a more intense part of the development cycle. Once the new products are introduced, R&D costs are expected to cycle back to a lower level until the next new products are further advanced in the development cycle. Management is confident the short term costs associated with the more intense part of the development cycle will yield long-term benefits and are important to assuring that we maintain our reputation for being an innovator and leader in product development in the industry.

      Economic pressures from the recent recession in the United States have affected available credit that would facilitate large capital purchases, and have also reduced demand for discretionary services such as those provided by the purchasers of our aesthetic products. As a result, we trimmed back our expenses in the Synergie division. The Synergie Elite aesthetic product line introduced in April 2008 continues to have appeal due to its design and price point. We believe that our aesthetic devices remain the best value on the market and we are seeking innovative ways to market these products, including strategic partnerships, both domestic and international, to help regain sales momentum. As the economy begins to improve, we expect to see increased sales of these higher margin products.

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

      With the sale of our manufactured capital equipment being the largest contributor to margin generation, we have placed renewed emphasis on improving manufacturing operations, including considering more offshore manufacturing of components as well as streamlining manufacturing operations in Utah and Tennessee. Past experience has shown that when recessionary pressures start to subside, there has been a pent up demand for capital equipment which can be significant. Our recent efforts to prudently reduce costs during the difficult times have made us a leaner operation and well positioned for a continued ramp up in demand.

      Based on our defined strategic initiatives, we are focusing our resources in the following areas:

            o Improving sales by pursuing business opportunities with GPOs and large chains of clinics, including national and regional accounts.

            o Pursuing opportunities to introduce the Stream software service to large groups of clinics and buying groups in addition to making it available to individual practitioners.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to various market risks. Market risk is the potential risk of loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes. There have been no material changes in our market risk during the quarter ended March 31, 2011, although the general weakness in the U.S. economy is expected to lead to greater discounting market-wide to stimulate sales in a declining economic environment. In addition, further weakening of the economy could result in greater risks of collections of accounts receivable.

      Our primary market risk exposure is interest rate risk. As of March 31, 2011, approximately $3,829,000 of our debt bore interest at variable rates. Accordingly, our net income is affected by changes in interest rates. For every one hundred basis point change in the average interest rate under our existing debt, our annual interest expense would change by approximately $38,290.

      In the event of an adverse change in interest rates, we could take actions to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Recent efforts to reduce the balances on our operating line of credit have mitigated this risk.

Item 4.  Controls and Procedures

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of March 31, 2011, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, that our disclosure controls and procedures were effective as of March 31, 2011.

      There has been no change in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

      The following table summarizes certain information concerning purchases of our common stock by the Company during the quarter ended March 31, 2011.

                                     Issuer Purchases of Equity Securities

--------------------------------------------------------------------------------------------------------------------
                                                                (c)                             (d)
                           (a)             (b)       Total number of shares (or   Maximum number (or approximate
                     Total number of  Average price   units) purchased as part  dollar value) of shares (or units)
                        shares (or    paid per share   of publicly announced    that may yet be purchased under the
       Period        units) purchased   (or unit)        plans or programs               plans or programs
--------------------------------------------------------------------------------------------------------------------
January 1 to January      51,401          $0.87                51,401                       $1,024,415
31, 2011
--------------------------------------------------------------------------------------------------------------------
February 1 to             56,300          $0.92                56,300                        $972,855
February 28, 2011
--------------------------------------------------------------------------------------------------------------------
March 1 to March 31,     197,700          $1.04               197,700                        $768,027
2011
--------------------------------------------------------------------------------------------------------------------
Total                    305,401          $0.99               305,401                        $768,027
--------------------------------------------------------------------------------------------------------------------

Item 5.  Other Information

NASDAQ Minimum Bid Requirement

      On April 13, 2011, we received a Letter of Compliance from the NASDAQ Stock Market, notifying us that the prior deficiency in the minimum bid requirement has been cured and we are now in compliance with the minimum bid requirement for continued inclusion under Marketplace Rule 4310(c)(4).

Related-Party Transactions

      We lease office and distribution facilities in California owned by John Rajala, a stockholder and Territorial Sales Manager. Mr. Rajala also beneficially owns 8.6% of our outstanding common stock. The rental amount paid to Mr. Rajala for the leased facilities is $108,000 per year under a written lease agreement. Management believes the lease agreement is on an arms-length basis and the terms are equal to or more favorable than would be available to a third party. This transaction with a related party has been approved by our Board of Directors.

      In addition, we lease office and warehouse space in Girard, Ohio; Detroit, Michigan; and Hopkins, Minnesota; from three stockholders and former independent distributors on an annual basis under operating lease arrangements. Management believes the lease agreements are on an arms-length basis and the terms are equal to or more favorable than would be available to third parties. The expense associated with these related-party transactions totaled $57,000 for the three months ended March 31, 2011.

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

10.8 Executive Employment Agreement (Beardall) (previously filed as exhibit to Current Report on Form 8-K, filed with the Commission on March 7,
         2011)

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


                                 DYNATRONICS CORPORATION
                                 -----------------------
                                 Registrant


Date    May 16, 2011             /s/ Kelvyn H. Cullimore, Jr
        ------------            ------------------------------------------------
                                    Kelvyn H. Cullimore, Jr.
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date    May 16, 2011             /s/ Terry M. Atkinson, CPA
        ------------            ------------------------------------------------
                                    Terry M. Atkinson, CPA
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

--------------------------------------------------------------------------------