Form 10-K
period 2011-06-30
DYNATRONICS CORP
filed 2011-09-28
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ____________.

Commission file number 0-12697

DYNATRONICS CORPORATION
(Exact name of registrant as specified in its charter)

Utah	87-0398434
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7030 Park Centre Drive, Salt Lake City, Utah	84121-6618
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (801) 568-7000

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value
(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    Yes ☐ No ☑

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  N/A

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12(b)-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller company) reporting	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of December 31, 2010 (the last day of the registrant’s most recent second fiscal quarter) was approximately $7.5 million, based on the average bid and asked price on that date.

As of September 22, 2011, there were approximately 12.8 million shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

The issuer hereby incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to the registrant’s definitive proxy statement for the fiscal year ended June 30, 2011 to be filed pursuant to Regulation 14A and provided to stockholders subsequent to the filing of this report.

Transitional Small Business Disclosure Format (Check one):  Yes   ☐      No ☑

PART I

Unless the context otherwise requires, all references in this report to “registrant,” “we,” “us,” “our,” “Dynatronics” or the “Company” refer to Dynatronics Corporation, a Utah corporation and its wholly owned subsidiary.

Item 1.   Business

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management and other matters.  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information in order to encourage companies to provide prospective information about themselves without fear of litigation, so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Annual Report on Form 10-K or may be incorporated by reference from other documents filed by us with the Securities and Exchange Commission. You can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference in this Annual Report on Form 10-K.  Except as otherwise required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

We have based the forward-looking statements relating to our operations on management’s current expectations, estimates and projections about us and the industry in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to the following:

•	strategies, outlook and growth prospects;
•	future plans and potential for future growth;
•	liquidity, capital resources and capital expenditures;
•	growth in demand for our products;
•	economic outlook and industry trends;
•	developments of our markets;
•	the impact of regulatory initiatives;
•	new state or federal legislation; and
•	the strength of our competitors.

Our Company

Dynatronics is a Utah corporation formed on April 29, 1983.  Our predecessor company, Dynatronics Research Company, was formed in 1979.  Our principal business is the distribution and marketing of physical medicine and aesthetic products many of which we design and manufacture.  We operate on a fiscal year basis, ending June 30.  For example, reference to fiscal year 2011 refers to the fiscal year ended June 30, 2011.  All references to financial statements in this report refer to the consolidated financial statements of Dynatronics Corporation and its subsidiary, Dynatronics Distribution Co. LLC.

Recent Developments

In January and February 2011, we announced the signing of contracts with three group purchasing organizations (“GPOs”): Premier, Inc., Amerinet and First Choice.  In July 2011, we announced the signing of a contract with a fourth GPO – Champs Group Purchasing.  A GPO is an entity formed by a group of businesses, primarily hospitals and integrated health care delivery networks, to leverage their collective purchasing power with vendors and service providers to obtain better pricing.  These new contracts provide us access to tens of thousands of healthcare facilities across the United States that are members of these buying groups.  We estimate that the market for annual purchases of physical medicine products by members associated with these GPOs exceeds $50 million.  The Premier, Amerinet and First Choice contracts became effective March 1, 2011 and permit us to now solicit business from the members of these GPOs.  The Champs Group Purchasing contract became effective June 1, 2011.  Cultivating business through these GPO contracts and seeking additional contracts with other GPOs will be a major focal point for us in the coming year.

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

We market a broad line of devices that include electrotherapy, ultrasound or a combination of both of these modalities in a single device.  The Dynatron 125 ultrasound and the Dynatron 525 electrotherapy devices target the low-priced segment of the market.  The “50 Series Plus” products offer combinations of electrotherapy and ultrasound modalities at a reasonable cost to the practitioner.  The Dynatron Solaris™ products provide our most advanced technology in combination therapy devices by adding infrared light therapy capabilities to enhanced electrotherapy and ultrasound combination devices.  See “Schedule of Therapy Products” on page 3.  We intend to continue development of our electrotherapy and ultrasound technology and remain a leader in the design, manufacture and sale of therapy devices.

Infrared Light Therapy - Our six Dynatron Solaris units, the Dynatron X3 and DX2 devices, all feature infrared light therapy technology.  These units are capable of powering various cluster probes at different wavelengths for treating a variety of medical conditions including pain and stiffness associated with arthritis, as well as muscle and joint pain.  The Dynatron Xp light pad is capable of treating larger areas of the body via unattended infrared light therapy.  This light pad can be powered by several of our devices including the Dynatron 702, Dynatron X3, and Dynatron DX2 as well as all other Dynatron Solaris units when matched with the appropriate XP Booster Box accessory.  The benefits of light therapy have been documented by numerous research studies published over the past four decades.

Oscillation Therapy - Soft tissue oscillation therapy has been used for the treatment of pain in Europe for over 15 years, yet it has been used in the United States market for only approximately six years.  The Dynatron X5 Oscillation Therapy device creates an electrostatic field within the patient, resulting in a highly effective treatment for reducing minor muscle aches and pains.

Iontophoresis - Iontophoresis uses electrical current to transdermally deliver drugs such as lidocaine for localized treatment of inflammation without the use of needles.  The Dynatron iBox, our proprietary iontophoresis device, is capable of delivering two treatments simultaneously.  We also distribute a line of proprietary iontophoresis electrodes under the brand name of Dynatron Ion electrodes along with other types of iontophoresis electrodes from other manufacturers.

Vibration Therapy - We introduced our V-Force vibration therapy device in June 2010.  Originally developed for the Russian space program to compensate for bone and muscle loss resulting from extended periods in space, whole-body vibration therapy provides neuromuscular training to increase strength, improve balance and enhance flexibility.  A number of clinical studies have demonstrated its effectiveness in the areas of balance/fall prevention, circulation improvement, knee rehabilitation, low back pain relief, range of motion expansion and many other neuromuscular conditions.

The following chart lists the therapy device products that we manufacture and distribute.

Schedule of Therapy Products
Manufactured and Distributed by Dynatronics
or Products Manufactured for and Distributed by Dynatronics

Product Name	Description

Dynatron® 125	Ultrasound
Dynatron® 525	Electrotherapy
Dynatron® 150 Plus**	Ultrasound
Dynatron® 550 Plus**	Multi-modality Electrotherapy
Dynatron® 650 Plus**	Multi-modality Electrotherapy
Dynatron® 850 Plus**	Combination Electrotherapy/Ultrasound
Dynatron® 950 Plus**	Combination Electrotherapy/Ultrasound
Dynatron® STS	Electrotherapy for Chronic Pain
Dynatron® STS Rx	Electrotherapy for Chronic Pain
Dynatron® STSi	Multi-modality Electrotherapy for Chronic Pain
Dynatron Solaris® 701	Ultrasound with Infrared Light Therapy
Dynatron Solaris® 702	Infrared Light Therapy
Dynatron Solaris® 705	Electrotherapy with Infrared Light Therapy
Dynatron Solaris® 706	Electrotherapy with Infrared Light Therapy
Dynatron Solaris® 708	Combination Electrotherapy/Ultrasound with Infrared Light Therapy
Dynatron Solaris® 709	Combination Electrotherapy/Ultrasound with Infrared Light Therapy
Dynatron Solaris® 880	Accessory Infrared Light Probe
Dynatron Solaris® 890	Accessory Infrared Laser Light Probe
Dynatron® X3	Infrared Light Therapy
DX2 and DynaPro Spinal Health System	Combination Traction with Infrared Light Therapy
Dynatron® X5 Turbo	Oscillation Therapy
Dynatron® iBox	Iontophoresis
Dynatron® TX900 Plus	Traction Therapy
V-Force	Vibration Therapy
DG TENS units	Portable Transcutaneous Electrical Nerve Stimulators (TENS)
DG IFC units	Portable Interferential units
_____________________

Dynatron® and Dynatron Solaris® are registered trademarks owned by Dynatronics
** “50 Series Plus” Product Line

Medical Supplies and Soft Goods - We currently manufacture or have manufactured for us over 700 medical supply and soft goods products including hot packs, cold packs, exercise balls, therapy wraps, wrist splints, ankle weights, lumbar supports, cervical collars, slings, cervical pillows, back cushions, weight racks, and parallel bars.  We also distribute products such as hot and cold therapy products, lotions and gels, paper products, athletic tape, canes and crutches, reflex hammers, stethoscopes, splints, elastic wraps, exercise weights, Thera-Band® (a registered mark of Hygenic Corp.) tubing, walkers, treadmills, stair climbers, heating units for hot packs, whirlpools, gloves, and electrodes.

Over the years, we have significantly expanded the number of products we distribute to include additional exercise equipment, massage therapy products, chiropractic tables, hand therapy products, pilates and yoga equipment, nutritional supplements, emergency care products and portable electrotherapy products.  Our 400-page full-line catalog was first introduced to the market in calendar 2008 and updated in 2010, containing over 13,000 rehabilitation products. A new and expanded catalog is targeted for release in early 2012.

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

Aesthetic Products

We manufacture and market a line of aesthetic products under the brand name of Synergie™.  The Synergie Elite Aesthetic Massage System (“AMS”) applies therapeutic vacuum massage to skin and subcutaneous tissues to achieve a temporary reduction in the appearance of cellulite and reduces the circumferential body measurements of the treated areas.

The results of a Dynatronics-sponsored research study available at our offices show that 91% of Synergie participants experienced a reduction in the appearance of cellulite.  In addition, participants on average reported a cumulative reduction of six-inches in girth around the hips, thighs, and waist.

We also manufacture and market the Synergie Elite microdermabrasion device as a companion to the AMS device. The microdermabrasion device gently exfoliates the upper layers of skin, exposing softer, smoother skin.  In conjunction with the microdermabrasion devices, we offer a unique line of skin care products under the trademark Calisse™ which is designed to enhance the effects of the microdermabrasion treatments.

As part of the aesthetics line of products, we market the Synergie Elite LT device which provides light therapy for aesthetic applications.  Light therapy is popular in spas and health clubs for improving skin tone and appearance.  Combining elements of the AMS vacuum massage techniques with microdermabrasion and Synergie Elite LT for light therapy has provided aestheticians with the ability to provide an enhanced “ultimate facial” available only with the use of Synergie devices.

Allocation of Sales Among Key Products

No product accounted for more than 10% of total revenues during the fiscal years ended June 30, 2011 and 2010.

Patents and Trademarks

Patents.  We hold a United States patent on the multi-frequency ultrasound technology that will remain in effect until June 2013, and a United States patent on the microdermabrasion device that will remain in effect until February 2020.  We also hold two design patents on the microdermabrasion device that will remain in effect until November 2015.  In addition, we hold a United States patent on the STS technology for treating chronic pain that will remain in effect until July 2021, and a United States patent on the combination of our aesthetic massage and microdermabrasion technologies that will remain in effect until February 2020.  We hold a patent on our light therapy technology that will remain in effect until August 2025.  Two additional patent applications pertaining to our infrared light therapy technology and combination traction/light therapy technology have been filed with the United States Patent and Trademark Office and are currently pending.  We also own the exclusive, worldwide rights (under a license agreement) to patent protection on the STS technology for the treatment of chronic pain.

Trademarks.  We have developed and we use registered trademarks in our business, particularly relating to our corporate and product names. The trademark “Dynatron” has been registered with the United States Patent and Trademark Office.  In addition, United States trademark registrations have been obtained for the trademarks: “Synergie,” “Synergie Peel,” “Sympathetic Therapy,” and “Dynatron Solaris,” and trademark registrations have been obtained for various other product trademarks.  Company materials are also protected under copyright laws, both in the United States and internationally.

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

Warranty Service

We provide a warranty on all products we manufacture for time periods ranging in length from 90 days to five years from the date of sale.  We service warranty claims on these products at our Salt Lake City, Utah and Chattanooga, Tennessee facilities according to the service required.  Our warranty policies are comparable to warranties generally available in the industry.  Warranty claims were approximately $136,000 and $161,000 in fiscal years 2011 and 2010, respectively.

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

Customers and Markets

We sell our products primarily to licensed practitioners such as physical therapists, chiropractors, podiatrists, sports medicine specialists, medical doctors, hospitals and clinics, plastic surgeons, dermatologists and aestheticians.  We currently have 52 direct sales representatives selling our products in 43 states.  We also make use of a network of over 150 independent dealers throughout the United States and internationally. These dealers purchase and take title to the products, which they then sell to licensed practitioners.

We have entered into direct sales relationships with several GPOs and regional/national chains of physical therapy clinics and hospitals.  We sell our products directly to these clinics and hospitals pursuant to preferred pricing arrangements.  We also have preferred pricing arrangements with key dealers who commit to purchase certain volumes and varieties of products.  No single dealer or national account or group of related accounts was responsible for 10% or more of total sales in fiscal years 2011 and 2010.

We export products to approximately 30 different countries.  Sales outside North America totaled approximately $679,000 or 2.1% of net sales in fiscal year 2011 compared to approximately $533,000, or 1.6% of net sales, in fiscal year 2010.  We are working to establish effective distribution for our products in international markets.  Our Utah facility is certified to the ISO 13485 quality standard for medical device manufacturing.  Many of our therapy devices carry the CE Mark, a designation required for marketing products in the European community that signifies the device or product was manufactured pursuant to a certified quality system.  We have no foreign manufacturing operations.  However, we purchase certain products and components from foreign manufacturers.

Competition

We believe our key products are distinguished competitively by our use of the latest technology.  Many of our products are protected by patents.  We believe that the integration of advanced technology in the design of each product has distinguished Dynatronics branded products in a very competitive market.  We were the first company to integrate infrared light therapy as part of a combination therapy device.  By manufacturing a portion of the products that we sell, we can focus on quality engineered products at competitive prices.  We believe these factors give us an edge over many competitors who are solely distributors of competing products.  Furthermore, the addition of direct sales representatives over the course of the last four years has provided us with expanded direct distribution of our products.  This new distribution channel allows us to exercise better control over the sale and distribution of our manufactured products as well as products of other manufacturers that we distribute including products from competitors such as Mettler, MedX, and DJO and many manufacturers of treatment tables, medical supplies and soft goods.  Generally, since the migration from being primarily a manufacturer to being a manufacturer and distributor, the competitive landscape takes on different dimensions as outlined below.  Dynatronics is one of only two companies in the physical medicine industry that has a direct sales force; the other is Patterson Medical division (aka Sammons Preston) of Patterson Companies.

Information necessary to determine or reasonably estimate our market share or that of any competitor in any of these markets is not readily available.

Electrotherapy/Ultrasound

We compete in the clinical market for electrotherapy and ultrasound devices with both domestic and foreign companies.  Approximately one dozen companies produce electrotherapy and/or ultrasound devices.  Some of these competitors are larger and better established, and have greater resources than us.  Other than Dynatronics, few companies, domestic or foreign, provide multiple-modality devices, which is one important distinction between us and our competition. Furthermore, we believe no competitor offers three frequencies on multiple-sized soundheads for which we hold a patent.  We believe that our primary domestic competitors that manufacture competitive clinical electrotherapy and ultrasound equipment include DJO, Rich-Mar, and Mettler Electronics.

Light Therapy

Competitors that manufacture and market light therapy devices include DJO, Rich-Mar, Erchonia, Apollo, Multi Radiance and MedX.  These and other competitors offer light therapy units that are not as powerful as our units.  We are aware of only two competitors, DJO and Rich-Mar, that offer a device that includes light therapy along with electrotherapy and ultrasound capabilities.

Vibration Therapy

The primary competitors that manufacture and market vibration therapy devices include PowerPlate and Wave Manufacturing.  These competitors offer units that are more expensive than our unit.  In addition, we offer a better warranty and we believe that we provide better training and customer service than these competitors.

Medical Supplies and Soft Goods

We compete against various manufacturers and distributors of medical supplies and soft goods, some of which are larger, more established and have greater resources than us. Excellent customer service along with providing value to customers is of key importance for us to remain competitive in this market. While there are many specialized manufacturers in this area such as DJO and Fabrication Enterprises, most of our competitors are primarily distributors such as Patterson Medical, North Coast Medical and Meyer Distributing.  It is not common for manufacturers of products in this category to have any direct distribution of their products.  They typically rely on distribution companies like Dynatronics or the competitors mentioned in this section for sale of their products.  We enjoy cost advantages on the products we manufacture and distribute directly to end users compared to companies that only distribute similar products.  And as mentioned above, we and Patterson Medical are the only two companies with a direct sales force.  All other competitors are primarily catalog or internet sales companies.  In addition to our proprietary products, we also distribute products manufactured by many of our competitors.

Iontophoresis

Our competitors in the iontophoresis market include DJO (EMPI and Iomed divisions) Richmar, Travanti Pharma and ActivaTek Inc.  We believe that DJO enjoys the largest market share of the iontophoresis market.  We also believe that our strong distribution network is important to our continued ability to compete in this increasingly competitive market.  In addition, our products target a lower selling price than the products of DJO.  Our Dynatron iBox iontophoresis device is helping expand our presence in this market.

Treatment Tables

Our primary competition in the treatment table market is from domestic manufacturers including Hill Laboratories Company, Hausmann Industries, Patterson Medical, Bailey Manufacturing, Tri-W-G, DJO, Armedica, and Clinton Industries.  We believe we compete based on our industry experience and product quality. In addition, certain components of the treatment tables are manufactured overseas, which we believe allows for pricing advantages over competitors.

Aesthetic Products

Our two primary competitors in the therapeutic massage industry are LPG Systems, and Silhouette Tone.  Other competitors include Cynosure, Inc., Palomar Medical, and Syneron.  The Synergie Elite AMS device utilizes proprietary technology that has been proven effective in a research study and in ten years of use by doctors and spas.  In addition, we provide a comprehensive training and certification program for aestheticians and medical practitioners.  Our aesthetic massage equipment is priced lower than competitors’ units, providing a significant advantage in the marketplace.  We are striving to develop a network of domestic and international distributors and national accounts, which is expected to provide another competitive advantage in the marketplace for these products.

There are a number of competitors in the microdermabrasion market including Mega Peel, Diamond Peel, DermaGenesis, DermaMed, E-Med, Integremed, Medical Alliance, Palomar, Slimtone USA and Soundskin Corp.  The Synergie microdermabrasion device incorporates a patented anti-clogging design for the crystals, which sets it apart from competitors’ units.  In addition, the system has an innovative disposable system for the abrasive material, which prevents unwanted contact with the spent crystals following treatment.  Powered by the Synergie Elite AMS device, the Synergie Elite microdermabrasion device is one of the most powerful and easy to control units on the market.

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

The development and manufacture of many of our products is subject to rigorous and extensive regulation by the United States Food and Drug Administration, or FDA, and other regulatory agencies and authorities in the United States and abroad.  In compliance with the FDA’s Good Manufacturing Practices, or GMP, we have developed a comprehensive program for processing customer feedback and analyzing product performance trends.  By ensuring prompt processing of timely information, we are better able to respond to customer needs and insure proper operation of the products.

Our Salt Lake City facility is certified to ISO 13485:2003 standards for medical products.  ISO 13485 is an internationally recognized quality management system standard adopted by over 90 countries.  In addition, we have qualified for the CE Mark certification on our electrotherapy, ultrasound and light therapy products.  With the CE Mark certification, we are qualified to market these products throughout the European Union and in other countries where CE Mark certification and ISO 13485 certification are recognized.

Products manufactured at our facility in Tennessee are subject to our own internal quality system which mimics the quality system implemented at our facility in Utah.  While we have not sought ISO certification for the Tennessee facility, we believe our quality system is rigorous and adequate for producing the type of quality product to which our customers have become accustomed.

Research and Development

Total research and development (“R&D”) expenses in fiscal year 2011 increased 51.2% to $1,383,712 compared to $914,932 in fiscal year 2010.  The increase in R&D expenditures in fiscal year 2011 is due to the development of an important new product line by the Company.  This new product line is scheduled to be introduced in the spring of 2012.  R&D expenses represented approximately 4.2% and 2.8% of our net sales in fiscal years 2011 and 2010, respectively.  R&D expenditures are expected to continue at current levels until the new product line is introduced.  Thereafter, management expects R&D expenses will return to more traditional levels.

Regulatory Matters

The manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and other countries.  In the United States, the FDA regulates our products pursuant to the Medical Device Amendment of the Food, Drug, and Cosmetic Act, or FDC Act, and regulations promulgated thereunder.  Advertising and other forms of promotion and methods of marketing of the products are subject to regulation by the Federal Trade Commission, or FTC, under the Federal Trade Commission Act.

As a device manufacturer, we are required to register with the FDA and once registered we are subject to inspection for compliance with the FDA’s Quality Systems regulations.  These regulations require us to manufacture our products and maintain our documents in a prescribed manner with respect to manufacturing, testing, and control activities.  Further, we are required to comply with various FDA requirements for reporting.  The FDC Act and medical device reporting regulations require us to provide information to the FDA on deaths or serious injuries alleged to have been caused or contributed to by the use of our products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to occur.  The FDA also prohibits an approved device from being marketed for unapproved uses.  All of our therapeutic and aesthetic treatment devices as currently designed are cleared for marketing under section 510(k) of the Medical Device Amendment to the FDC Act or are considered 510(k) exempt.  If a device is subject to section 510(k), the FDA must receive premarket notification from the manufacturer of its intent to market the device.  The FDA must find that the device is substantially equivalent to a legally marketed predicate device before the agency will clear the new device for marketing. We intend to continuously improve our products after they have been introduced to the market.  Certain modifications to our marketed devices may require a premarket notification and clearance under section 510(k) before the changed device may be marketed, if the change or modification could significantly affect safety or effectiveness.  As appropriate, we may therefore submit future 510(k) notifications, Pre-Market Approval (“PMA”) or PMA supplement applications to the FDA.  No assurance can be given that clearance or approval of such new applications will be granted by the FDA on a timely basis, or at all.  Furthermore, we may be required to submit extensive preclinical and clinical data depending on the nature of the product changes.  All of our devices, unless specifically exempted by regulation, are subject to the FDC Act’s general controls, which include, among other things, registration and listing, adherence to the Quality System Regulation requirements for manufacturing, Medical Device Reporting and the potential for voluntary and mandatory recalls described above.

The FDA is currently evaluating the classification of iontophoresis products.  Since the passage of the Medical Device Amendment in 1975, these products have been listed as Class III products.  However, the FDA has never called for a PMA for these products.  Instead, it has allowed iontophoresis products to proceed to market as though they were Class II.  Three years ago, FDA indicated they intend to make a final decision to either call for a PMA for iontophoresis products or reclassify them to Class II.  We submitted to FDA the required information to allow continued marketing of our proprietary iontophoresis products until the final FDA decision is made.  In our submission we urged that the products be reclassified to Class II.  If the FDA does not change the classification of iontophoresis products and requires a PMA, we will be required to provide a PMA or, in the alternative, cease distributing our proprietary line and distribute competitor products that comply with the FDA requirements.

During fiscal year 2003, Congress enacted the Medical Device User Fee and Modernization Act (MDUFMA).  Among other things, this act imposes for the first time a user fee on medical device manufacturers.  Under the provisions of MDUFMA and its subsequent re-authorizations, manufacturers seeking clearance to market a new device must pay a fee to the FDA in order to have their applications reviewed.  We submit new products for clearance primarily under section 510(k) of the Medical Device Amendment of the FDC Act.

Failure to comply with applicable FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions.  Any such action by the FDA could materially adversely affect our ability to successfully market our products.  Our Utah facility is inspected periodically by the FDA for compliance with the FDA’s GMP and other requirements, including appropriate reporting regulations and various requirements for labeling and promotion.  The FDA Quality Systems Regulations are similar to the ISO 13485 Quality Standard.  The GMP regulation requires, among other things, that (i) the manufacturing process be regulated and controlled by the use of written procedures, and (ii) the ability to produce devices that meet the manufacturer’s specifications be validated by extensive and detailed testing of every aspect of the process.

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

If the FTC has reason to believe the law is being violated (e.g., the manufacturer or distributor does not possess adequate substantiation for product claims), it can initiate an enforcement action.  The FTC has a variety of processes and remedies available to it for enforcement, both administratively and judicially, including compulsory process authority, cease and desist orders, and injunctions.  FTC enforcement could result in orders requiring, among other things, limits on advertising, consumer redress, divestiture of assets, rescission of contracts, and such other relief as may be deemed necessary.  Violation of such orders could result in substantial financial or other penalties.  Any such action by the FTC could materially adversely affect the Company’s ability to successfully market its products.

From time to time, legislation is introduced in the Congress of the United States or in state legislatures that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of medical devices and products like those we manufacture.  In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products.  It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance, or interpretations will be changed, and what the impact of such changes, if any, may be on our business and our results of operations.  We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, domestically or internationally, would have on our business in the future.  They could include, however, the requirement for the reformulation of certain products to meet new standards, the recall or discontinuance of certain products, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and additional scientific substantiation.  Any or all such requirements could have a material adverse effect on our business, results of operations or financial condition.

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

Backlog

We had a backlog of orders of approximately $453,000 as of June 30, 2011, compared to approximately $754,000 as of June 30, 2010.

Employees

On June 30, 2011, we had a total of 153 full-time employees and 12 part-time employees, compared to 144 full-time employees and eight part-time employees on June 30, 2010.

Item 2.   Properties

Our corporate headquarters and principal executive offices are located at 7030 Park Centre Drive, Salt Lake City, Utah.  The headquarters consist of a single facility housing administrative offices and manufacturing space totaling approximately 36,000 square feet.  We own the land and building, subject to mortgages requiring a monthly payment of approximately $24,000.  The mortgages mature in 2013 and 2017.  We also own a 53,200 sq. ft. manufacturing facility in Ooltewah, Tennessee (near Chattanooga), and accompanying undeveloped acreage for future expansion subject to a mortgage requiring monthly payments of approximately $13,000 and maturing in 2021.  In addition, we rent office and warehouse space in Pleasanton, California; Houston, Texas; Detroit, Michigan; Minneapolis, Minnesota; and Boardman, Ohio.

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

Item 4.   [Removed and Reserved]

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of September 22, 2011, we had approximately 12.8 million shares of common stock issued and outstanding.  Our common stock is listed on the NASDAQ Capital Market (symbol: DYNT).  The following table shows the range of high and low sale prices for our common stock as quoted on the NASDAQ system for the quarterly periods indicated:

	Fiscal Year Ended June 30,
	2011		2010
	High	Low	High	Low
1st Quarter (July-September)	$.75	$.62	$1.05	$0.59
2nd Quarter (October-December)	$.72	$.60	$1.05	$0.57
3rd Quarter (January-March)	$1.18	$.62	$1.44	$0.80
4th Quarter (April-June)	$2.14	$1.12	$1.10	$0.66

Stockholders

As of September 22, 2011, the approximate number of stockholders of record was 407.  This number does not include beneficial owners of shares held in “nominee” or “street” name.  Including beneficial owners, we estimate that the total number of stockholders exceeds 2,000.

Dividends

We have never paid cash dividends on our common stock.  Our anticipated capital requirements are such that we intend to follow a policy of retaining earnings in order to finance the development of the business.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information related to our equity compensation plans as of June 30, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	933,462	$1.33	832,870
Equity compensation plans not approved by security holders	200,000	0	-
Total	1,133,462		832,870

Recent Sales of Unregistered Securities

We did not sell any securities without registration under the Securities Act of 1933 during the two years ended June 30, 2011.

Purchases of Equity Securities

In December 2008, the board authorized the expenditure of $250,000 to purchase our common stock on the open market pursuant to regulatory restrictions governing such repurchases. In February 2011, the board authorized an additional $1,000,000 for repurchases under the program. During fiscal year 2010, the board authorized the repurchase of up to $100,000 of stock annually for three years from each of two former distributors that were acquired by the Company in 2007.  During fiscal year 2011, we purchased 543,240 shares for $519,053.  In fiscal year 2010, we purchased 91,504 shares for $97,378.  The following table includes certain information concerning our purchases of our common stock during the quarter ended June 30, 2011:

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1-30, 2011	71,942	$1.39	0	$1,167,979
May 1-31, 2011	0	0	0	$1,167,979
June 1-30, 2011	14,382	$1.26	14,382	$1,149,858
Total	86,324		14,382	$1,149,858

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our principal business is the distribution and marketing of physical medicine products and aesthetic products, many of which we design and manufacture.  We offer a broad line of medical equipment including therapy devices, medical supplies and soft goods, treatment tables and rehabilitation equipment.  Our line of aesthetic equipment includes aesthetic massage and microdermabrasion devices, as well as skin care products.  Our products are sold to and used primarily by physical therapists, chiropractors, sports medicine practitioners, podiatrists, plastic surgeons, dermatologists, aestheticians and other aesthetic services providers.  Our fiscal year ends on June 30.  Reference to fiscal year 2011 refers to the year ended June 30, 2011.

Results of Operations

Fiscal Year 2011 Compared to Fiscal Year 2010

Net Sales

Net sales in fiscal year 2011were $32,692,859, compared to $32,962,392 in fiscal year 2010.  Sales of manufactured capital equipment were lower than in 2010, due to lower demand associated with the ongoing general economic weakness and the uncertainty surrounding the future effects of health care reform in the United States.  The drop in sales of manufactured capital equipment in 2011 was offset by increased sales of distributed exercise equipment and certain medical supplies. Historically, uncertain economic times limit growth and expansion that typically create the demand for capital equipment.

Although our three initial GPO contracts with Amerinet, Premier and First Choice began on March 1, 2011, they did not contribute materially to sales in fiscal year 2011.  We began the process of introducing Dynatronics’ branded products to GPO member facilities in March 2011.  While the process of converting business to our brand will take time, we are optimistic about the potential of this new market for the Company.

Sales of manufactured physical medicine products represented approximately 43% and 45% of our physical medicine product sales in fiscal years 2011 and 2010, respectively.  Distribution of products manufactured by other suppliers accounted for the balance of our physical medicine product sales in those years.  Sales of manufactured aesthetic products in fiscal years 2011 and 2010 represented approximately 77% and 74% of our aesthetic product sales, respectively, with distributed products making up the balance.

The majority of our sales revenues come from the sale of physical medicine products, both manufactured and distributed.  In fiscal years 2011 and 2010, sales of physical medicine products accounted for 92% of total sales.  Chargeable repairs, billable freight revenue, aesthetic product sales and other miscellaneous revenue accounted for approximately 8% of total revenues in 2011 and 2010.

Gross Profit

Gross profit totaled $12,484,824, or 38.2% of net sales, in fiscal year 2011, compared to $12,645,574, or 38.4% of net sales, in fiscal year 2010.  The slight decline in overall gross profit margin from fiscal year 2010 to fiscal year 2011 reflects the previously mentioned reduction in sales of manufactured capital equipment that provides some of the highest margin products offered by the Company.   We expect sales of higher margin capital equipment will increase along with a corresponding improvement in gross profit margins as product sales to GPO members ramp up and as general economic conditions improve in the United States.

Selling, General and Administrative Expenses

SG&A expenses were $10,431,463, or 31.9% of net sales, in fiscal year 2011, compared to $10,641,795, or 32.3% of net sales, in fiscal year 2010.  During fiscal 2011, we were able to reduce SG&A by $210,332 compared tofiscal 2010.  This was accomplished through lower outside professional fees and other general expenses including phone, legal and director fees, and lower sales commissions.  Toward the end of fiscal year 2011, we hired additional sales staff to focus on converting the GPO business to Dynatronics’ brand of products.

Research and Development

Research and development (“R&D”) expense increased 51.2%, or $468,780, to $1,383,712 in fiscal year 2011, from $914,932 in 2010.  R&D expense increased as a percentage of net sales in fiscal year 2011 to 4.2% from 2.8% of net sales in fiscal year 2010.  The Company is developing a number of important new products which are scheduled for release in fiscal year 2012.  These development efforts are directly responsible for the increase in R&D expenses.  This heavy development period is expected to normalize once the new products are released to the market.  We believe that developing new products is a key element in our growth strategy.  R&D costs are expensed as incurred.

Interest Expense

Interest expense decreased by 32.1%, or $139,025, to $294,404 in fiscal year 2011 compared to $433,429 in fiscal year 2010 due to lower negotiated borrowing rates, decreased borrowings and lower carrying balances on our bank line of credit compared to fiscal year 2010.

Pre-tax Income

Pre-tax income decreased in fiscal year 2011 to $418,864 compared to $700,045 in fiscal year 2010.  The reduction in pre-tax income in fiscal year 2011 was due primarily to the $468,780 increase in R&D expenses during the year.  Lower sales and gross profit generated during the year were more than offset by lower SG&A expenses and lower interest expense.  The introduction of new products in fiscal year 2012 along with higher sales volumes with GPOs is expected to improve sales and profits going forward.

Income Tax Provision

Income tax provision was $147,976 in fiscal year 2011, compared to $276,068 in fiscal year 2010.  The effective tax rate for fiscal year 2011 was 35.3% compared to 39.4% in 2010.  The lower effective tax rate in 2011 is primarily the result of increased R&D credits and certain other items.

Net Income

Net income decreased to $270,888 ($.02 per share) in fiscal year 2011, compared to $423,977 ($.03 per share) in fiscal year 2010.  The lower net income in 2011 was caused primarily by $468,780 in increased R&D expense together with lower net sales during the period, offset in part by reduced SG&A expenses and lower interest expense.  We expect that R&D expense will continue at present or higher levels over the coming quarters as the development of new products is completed and the products are introduced to the market later in fiscal year 2012.

Liquidity and Capital Resources

We have financed operations through available cash reserves and borrowings under a line of credit with a bank.  Working capital was $4,552,731 as of June 30, 2011, inclusive of the current portion of long-term obligations and credit facilities, compared to working capital of $4,923,533 as of June 30, 2010.  During fiscal 2011, we generated $1,608,369 in cash from operating activities through net income from operations as discussed above, together with $370,726 in depreciation and amortization expenses, $447,997 in higher accounts payables, and other cash flows from operating activities.

Cash used in investing activities was $531,501 in fiscal 2011 compared to $373,431 in fiscal 2010.  The increase is due to development costs for the Company’s new e-commerce website and e-quote system, together with upgrade costs for our accounting software and other capital expenditures in fiscal 2011.  Cash used in financing activities was $1,075,722 in fiscal 2011 compared to $2,269,902 in fiscal 2010.  In fiscal year 2011, we made approximately $380,000 in principal payments on our long-term debt in additional to paying down our line of credit by $184,555.  We also used approximately $519,000 to repurchase shares of our common stock during fiscal year 2011.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, decreased $63,123, or 1.7%, to $3,672,128 as of June 30, 2011, compared to $3,735,251 as of June 30, 2010.  Trade accounts receivable represent amounts due from our dealer network as well as from medical practitioners and clinics.  We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers.  Accounts receivable are generally collected within 30 days of the agreed terms.

Inventories

Inventories, net of reserves, decreased $118,985, or 2.1%, to $5,647,815 as of June 30, 2011, compared to $5,766,800 as of June 30, 2010.  The amount of inventory we carry fluctuates each period based on the timing of large inventory purchases from overseas suppliers.  Management anticipates that inventory levels will likely increase in the latter half of fiscal year 2012 in conjunction with the introduction of new products that are currently under development, the addition of new products associated with the new catalog release and in support of higher anticipated sales.

Accounts Payable

Accounts payable increased $723,141, to $2,127,163 as of June 30, 2011, from $1,404,022 as of June 30, 2010.  The increase in accounts payable is a result of the timing of our weekly payments to suppliers and the timing of purchases of product components.  Accounts payable are generally not aged beyond the terms of our suppliers.  We take advantage of available early payment discounts when offered by our vendors.

Cash and Cash Equivalents

Our cash position as of June 30, 2011 was $384,904, compared to cash of $383,756 as of June 30, 2010.  We expect that cash flows from operating activities, together with amounts available through an existing line of credit facility, will be sufficient to cover operating needs in the ordinary course of business for the next twelve months.  If we experience an adverse operating environment, including a further worsening of the general economy in the United States, or unusual capital expenditure requirements, additional financing may be required.  However, no assurance can be given that additional financing, if required, would be available on terms favorable to us, or at all.

Line of Credit

During fiscal year 2011, we paid down the outstanding balance on our line of credit by $184,555, leaving a remaining balance outstanding of $2,583,937 as of June 30, 2011, compared to $2,768,492 as of June 30, 2010.  The current balance on the line of credit is the lowest it has been since the acquisition of six dealers in June and July 2007 and down approximately $3,600,000 from the line at its highest point in fiscal year 2009.  The decrease in the line of credit was primarily the result of improved collections of accounts receivable, lower inventory levels, profits generated during fiscal year 2011 and cash flows from operating activities.

Interest on the line of credit is based on the 90-day LIBOR rate (0.25% as of June 30, 2011) plus 3%.  The line of credit is collateralized by accounts receivable and inventories.  Borrowing limitations are based on approximately 45% of eligible inventory and up to 80% of eligible accounts receivable, up to a maximum credit facility of $7,000,000.  Interest payments on the line are due monthly.  As of June 30, 2011, the borrowing base was approximately $5,130,000, resulting in approximately $2,546,000 available on the line.  The line of credit is renewable on December 15, 2012 and includes covenants requiring us to maintain certain financial ratios.  As of June 30, 2011, we were in compliance with the loan covenants.

The current ratio was 1.8 to 1 as of June 30, 2011 compared to 1.9 to 1 as of June 30, 2010.  Current assets represented 70% of total assets as of June 30, 2011 and June 30, 2010.

Debt

Long-term debt excluding current installments totaled $2,238,417 as of June 30, 2011, compared to $2,604,772 as of June 30, 2010.  Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee. The principal balance on the mortgage loans is approximately $2,426,000 with monthly principal and interest payments of $37,503.  For a more complete explanation of the long-term debt, see Note 7 in the financial statements.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires estimates and judgments that affect the reported amounts of our assets, liabilities, net sales and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable given the circumstances and evaluates these estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies involve a high degree of judgment and complexity. See Note 1 to our consolidated financial statements for the fiscal year ended June 30, 2011 for a complete discussion of our significant accounting policies.  The following summary sets forth information regarding significant estimates and judgments used in the preparation of our consolidated financial statements.

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

Any modifications to estimates of inventory valuation reserves are reflected in the cost of goods sold within the statements of operations during the period in which such modifications are determined necessary by management.  As of June 30, 2011 and 2010, our inventory valuation reserve balance, which established a new cost basis, was $337,748 and $331,071, respectively, and our inventory balance was $5,647,815 and $5,766,800, net of reserves, respectively.

Revenue Recognition

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

Allowance for Doubtful Accounts

We must make estimates of the collectability of accounts receivable.  In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.  Our accounts receivable balance was $3,672,128 and $3,735,251, net of allowance for doubtful accounts of $293,436 and $254,664, as of June 30, 2011 and 2010, respectively.

Deferred Income Tax Assets

In August 2010 and August 2011, our management performed an analysis of the deferred income tax assets and their recoverability.  Based on several factors, including our strong earnings history of pre-tax profit averaging over $500,000 per year in 17 of the last 21 fiscal years and the fact that the principal causes of the loss in fiscal 2008 (goodwill impairment and expenses resulting from six acquisitions) are considered to be unusual and are not expected to recur in the near future, we believe that it is more likely than not that all of the net deferred income tax assets will be realized.

Business Plan and Outlook

In January and February 2011, we announced the signing of contracts with three GPOs:  Premier, Inc., Amerinet and First Choice.  In July 2011, we announced the signing of a contract with a fourth GPO – Champs Group Purchasing.  These GPOs represent tens of thousands of clinics and hospitals around the nation.  With the broader offering of products now available through our catalog and e-commerce website, we are better able to compete for this high volume business.  Over the past two years, we have also been successful in becoming a preferred vendor to many national and regional accounts.  We believe these contract signings represent important milestones toward our goal of expanding our customer base and increasing our market share.

The contracts with the GPOs represent a license to solicit business directly from the members of the respective GPOs.  The GPOs do not order any product directly.  They serve the function of negotiating favorable pricing terms on behalf of their members.  Most GPO members are loyal to the GPOs in which they have membership and will not typically consider vendors that are not on contract.

Our contract with Amerinet covers all capital equipment we sell to their 51,000 clinic members.  Capital equipment typically includes non-commodity products over $150 in price.  While we may solicit supply-type business from Amerinet customers, we are not under contract to do so.  Our contract with First Choice covers all products that we offer to their 20,000 members.  Our contract with Premier, Inc. is to provide products to their members in the “colleges and universities and alternate markets” category which is a smaller subset of their total membership.  We expect to realize broader benefits under the Premier agreement as our involvement with this GPO exposes our products to all of their 95,000 “healthcare” category members.  We anticipate this exposure will create interest and possibilities for additional business from these healthcare members.  Some of Premier’s healthcare members, including Champs Group Purchasing, have negotiated contracts with us directly to obtain access to our products.  These contracts present us with significant opportunities for increasing sales in markets that have previously been unavailable to us.  Cultivating business through these GPO contracts and seeking additional contracts with other GPOs will be a major focal point for us in the coming year.

During fiscal year 2012, we plan to introduce a new, updated version of our product catalog.  This new catalog will expand our product offering in order to better service the broader needs of GPO’s and national accounts.  It will also provide an excellent new sales tool for all of our sales representatives in the field as well as provide a foundation for expanding our e-commerce platform.

In December 2010, we introduced to the physical medicine market a new electronic patient communications platform called Stream.  Stream is an automated service that leverages the latest technologies to connect practitioners with their patients via e-mail, text messaging and social networking tools to provide state-of-the-art communications and marketing tools for practitioners. The system reduces patient “no shows,” reactivates past patients and generates new patients. In addition, it provides a wide range of analytics and delivers automated appointment reminders – all while improving staff efficiency.  The launch of this product has been slower than expected, but the reviews from those who are using the product are mostly very favorable.  The continued development of Stream represents an opportunity to significantly improve overall gross margins and profitability for the Company as each sale creates a recurring monthly revenue stream.  Our efforts over the next year to work with our partner, Solutionreach (formerly Smile Reminder), to refine the presentation and implementation of this very unique and valuable service will be critical to significantly realizing the full potential of this program.

Over the past few years, consolidations in our market have changed the landscape of our industry’s distribution channels.  At the present time, we believe that there remain only two companies with a national direct sales force selling proprietary and distributed products: Dynatronics and Patterson Medical.  All other distribution in our market is directed through catalog companies with no direct sales force, or through independent local dealers.  However, the network of local independent dealers is diminishing due to consolidation in the market and the resulting increased competition from Dynatronics, Patterson Medical and catalog companies.  In the past year, we have reinforced our direct sales team to include over 50 direct sales employees and independent sales representatives.  In addition to these direct sales representatives, we continue to enjoy a strong relationship with scores of local dealers.  We believe we have the best trained and most knowledgeable sales force in the industry.  The changes taking place within our market provide a unique opportunity for us to grow market share in the coming years through recruitment of high-quality sales representatives and dealers.

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

The passage in 2010 of the Patient Protection and Affordable Care Act along with the Health Care and Educational Reconciliation Act will affect our future operations.  The addition of millions to the rolls of the insured will increase demand for services.  That increased demand could lead to increased sales of our products.  The magnitude of those increases is difficult to assess at this time.  A negative impact of this legislation as enacted is its imposition of an excise tax on all manufacturers of medical devices.  Our current estimate is that this tax would exceed $500,000 annually for Dynatronics, barring a change in the statute.  Because of the phase-in of various provisions in the legislation, the full effects on our business and industry are not expected to be felt until 2013 at the earliest.  This makes it difficult to project the full impact this legislation will have on our business in future periods.  There is also a possibility that future Congresses will amend the legislation prior to it becoming fully effective or the courts may rule all or part of the legislation unconstitutional.  In addition, rule-making under the law is not yet complete.  In the meantime, we are working to take full advantage of every opportunity presented by this legislation to increase sales and to offset any negative effects that may accompany those opportunities.

We continue to focus research and development efforts on new product innovation and enhancing existing products.  Several products are currently under development and are scheduled for introduction in the latter part of calendar 2011.  The commitment to innovation of high-quality products has been a hallmark of Dynatronics and will continue throughout the coming year.  This renewed emphasis on R&D contributed in large part to lower profitability in fiscal year 2011.  R&D costs for us have been cyclical in nature and are reflective of the fact we are in a more intense part of the development cycle.  Once the new products are introduced, R&D costs are expected to cycle back to a lower level until the next new products are further advanced in the development cycle.  Management is confident the short-term costs associated with the more intense part of the development cycle will yield long-term benefits and are important to assuring that we maintain our reputation for being an innovator and leader in product development in the industry.  R&D costs are expensed as incurred.

Economic pressures from the recent recession in the United States have affected available credit that would facilitate large capital purchases, and have also reduced demand for discretionary services such as those provided by the purchasers of our aesthetic products.  As a result, we reduced our expenses in the Synergie division.  The Synergie Elite aesthetic product line introduced in April 2008 continues to have appeal due to its design and price point.  We believe that our aesthetic devices remain the best value on the market and we are seeking innovative ways to market these products, including strategic partnerships, both domestic and international, to help regain sales momentum.  As the economy begins to improve, we expect to see increased sales of these higher margin products.

We have long believed that international markets present an untapped potential for growth and expansion. Adding new distributors in several countries will be the key to this expansion effort.  Our past efforts to improve international marketing have yielded only marginal improvements.  We remain committed, however, to finding the most cost effective ways to expand our markets internationally.  Over the coming year, our efforts will be focused on partnering with key manufacturers and distributors interested in our product line or technology.  Our Utah operation, where all electrotherapy, ultrasound, traction, light therapy and Synergie products are manufactured, is certified to ISO 13485:2003, an internationally recognized standard of excellence in medical device manufacturing.  This designation is an important requirement in obtaining the CE Mark certification, which allows us to market our products in the European Union and in other international locations.

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

Our efforts to prudently reduce costs in the face of some economic uncertainty have made us a leaner operation.  We will continue to be vigilant in maintaining appropriate overhead costs and operating costs while still building appropriate support for anticipated increases in sales.

The strategic decision four years ago to merge with key dealers and vertically integrate our operations has opened new opportunities for us to expand our distribution operations.  Historically, we have been a manufacturer and designer of physical medicine and aesthetic products that also distributed a limited number of products from other manufacturers.  Our business model is transforming with our sales of other manufacturers products now representing a greater share of our overall sales.  Manufactured products continue to provide the majority of gross profit margin, but the growth trends we are forecasting indicate greater growth potential for distributed products over manufactured products.  Therefore, during fiscal year 2012 we will evaluate ways of improving our business model to better reflect our growing role as a distributor of products and not just a manufacturer.

Based on our defined strategic initiatives, we are focusing our resources in the following areas:

•	Improving sales by pursuing business opportunities with GPOs and large chains of clinics, including national and regional accounts.
•	Introduction of a new 2012 product catalog featuring a broader product offering.
•	Pursuing opportunities to introduce the Stream software service to large groups of clinics and buying groups in addition to making it available to individual practitioners.
•	Reinforcing distribution through a strategy of recruiting direct sales representatives and working closely with the most successful distributors of capital equipment.
•	Using our first e-commerce solution in order to facilitate business opportunities and reduce transactional costs.
•
Maintaining operational efficiencies by monitoring manufacturing and transactional costs, automating processes, redefining policies and procedures and working to make every customer a profitable customer.

•	Strengthening pricing management and procurement methodologies.
•
Minimizing expense associated with the Synergie product line until the economy improves and demand for capital equipment re-emerges, and, in the meantime, seeking additional independent distributors and strategic partnerships.

•	Focusing international sales efforts on identifying key distributors and strategic partners who could represent the Company’s product line, particularly in Europe.
•	Continuing development of new state-of-the-art products, both high-tech and commodity, in fiscal year 2012, primarily for the rehabilitation markets.
•	Improve efficiencies as a distributor of other manufacturers’ products and consider ways to enhance our role as a distributor and not just a manufacturer.
•	Exploring strategic business alliances that will leverage and complement our competitive strengths, increase market reach and supplement capital resources.

Item 8.  Financial Statements and Supplementary Data

           The consolidated financial statements required to be filed are indexed on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of June 30, 2011, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission (“SEC”), under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. GAAP.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2011.  In conducting the evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (the COSO criteria).  Based on our evaluation under the COSO criteria, our management concluded that our controls over financial reporting as of June 30, 2011 were not operating effectively due to a lack of documentation regarding Information System controls.  This was not deemed to be a material weakness and management is taking steps to provide appropriate documentation of its Information Systems controls to cure the deficiency.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2011.

Item 11.  Executive Compensation

The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2011.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2011.

Item 14.  Principal Accountant Fees and Services

The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2011.

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

	10.1	Employment contract with Larry K. Beardall (filed as an Exhibit to a Current Report on Form 8-K on March 7, 2011)
	10.2	Loan Agreement with Zion Bank (filed as Exhibit to June 30, 2007 Annual Report on Form 10-K)
	10.3	Dynatronics Corporation 2005 Equity Incentive Award Plan (previously filed as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed on October 27, 2005)
	10.4	Form of Option Agreement for the 2005 Equity Incentive Award Plan for incentive stock options (filed as Exhibit to June 30, 2007 Annual Report on Form 10-K)
	10.5	Form of Option Agreement for the 2005 Equity Incentive Award Plan for non-qualified options (filed as Exhibit to June 30, 2007 Annual Report on Form 10-K)
	23.1	Consent of Tanner LLC (filed herewith)
	31.1	Certification under Rule 13a-14(a)/15d-14(a) of principal executive officer (filed herewith)
	31.2	Certification under Rule 13a-14(a)/15d-14(a) of principal accounting officer and principal financial officer (filed herewith)
	32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SECTION 1350) (filed herewith)

	(c)	Financial statements and financial statement schedules required by Regulation S-X:
		Report of Independent Registered Public Accounting Firm	F-1
		Consolidated Balance Sheets as of June 30, 2011 and 2010	F-2
		Consolidated Statements of Income for the years ended June 30, 2011 and 2010	F-3
		Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2011 and 2010	F-4
		Consolidated Statements of Cash Flows for the years ended June 30, 2011 and 2010	F-5
		Notes to Consolidated Financial Statements	F-6

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNATRONICS CORPORATION

By	/s/ Kelvyn H. Cullimore, Jr.
Kelvyn H. Cullimore, Jr.
Chief Executive Officer and President

Date: September 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kelvyn H. Cullimore, Jr.	Chairman, President, CEO (Principal Executive Officer)	September 28, 2011
Kelvyn H. Cullimore, Jr.

/s/ Terry M. Atkinson	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	September 28, 2011
Terry M. Atkinson, CPA

/s/ Larry K. Beardall	Director, ExecutiveVice President	September 28, 2011
Larry K. Beardall

/s/ Howard L. Edwards	Director	September 28, 2011
Howard L. Edwards

/s/ Joseph H. Barton	Director	September 28, 2011
Joseph H. Barton

Director
Val J. Christensen

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dynatronics Corporation

We have audited the consolidated balance sheets of Dynatronics Corporation and subsidiary (collectively, the Company) as of June 30, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynatronics Corporation and subsidiary as of June 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Tanner LLC

Salt Lake City, Utah
September 28, 2011

DYNATRONICS CORPORATION
Consolidated Balance Sheets
As of June 30, 2011 and 2010

Assets	2011	2010
Current assets:
Cash and cash equivalents	$384,904	383,756
Trade accounts receivable, less allowance for doubtful accounts of $293,436 as of June 30, 2011 and $254,664 as of June 30, 2010	3,672,128	3,735,251
Other receivables	14,164	70,919
Inventories, net	5,647,815	5,766,800
Prepaid expenses and other	266,439	262,577
Prepaid income taxes	28,754	-
Current portion of deferred income tax assets	418,607	390,510

Total current assets	10,432,811	10,609,813

Property and equipment, net	3,722,749	3,561,271
Intangible assets, net	369,352	452,558
Other assets	294,269	314,790
Deferred income tax assets, net of current portion	-	151,897

Total assets	$14,819,181	15,090,329

Liabilities and Stockholders' Equity

Current liabilities:
Current portion of long-term debt	$368,135	381,841
Line of credit	2,583,937	2,768,492
Warranty reserve	185,245	186,022
Accounts payable	2,127,163	1,404,022
Accrued expenses	379,336	462,641
Accrued payroll and benefits expense	236,264	427,326
Income tax payable	-	55,936

Total current liabilities	5,880,080	5,686,280

Long-term debt, net of current portion	2,238,417	2,604,772
Deferred income tax liabilities, net of current portion	85,525	-

Total liabilities	8,204,022	8,291,052

Commitments and contingencies

Stockholders' equity:
Common stock, no par value: Authorized 50,000,000 shares; issued 13,060,392 shares as of June 30, 2011 and 13,591,152 shares as of June 30, 2010	7,417,244	7,872,250
Accumulated deficit	(802,085)	(1,072,973)

Total stockholders' equity	6,615,159	6,799,277

Total liabilities and stockholders' equity	$14,819,181	15,090,329

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Consolidated Statements of Income
For the Years Ended June 30, 2011 and 2010

	2011	2010

Net sales	$32,692,859	32,962,392
Cost of sales	20,208,035	20,316,818
Gross profit	12,484,824	12,645,574

Selling, general, and administrative expenses	10,431,463	10,641,795
Research and development expenses	1,383,712	914,932

Operating income	669,649	1,088,847

Other income (expense):
Interest income	16,395	9,394
Interest expense	(294,404)	(433,429)
Other income, net	27,224	35,233

Total other income (expense)	(250,785)	(388,802)

Income before income tax provision	418,864	700,045

Income tax provision	(147,976)	(276,068)

Net income	$270,888	423,977

Basic and diluted net income per common share	$0.02	0.03

Weighted-average basic and diluted common shares outstanding:
Basic	13,332,583	13,633,421
Diluted	13,367,049	13,647,596

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Consolidated Statements of Stockholders' Equity
For the Years Ended June 30, 2011 and 2010

				Total
	Number	Common	Accumulated	stockholders'
	of shares	stock	deficit	equity

Balances as of July 1, 2009	13,675,387	$7,916,699	(1,496,950)	6,419,749

Issuance of common stock upon exercise of employee stock options	1,716	1,338	-	1,338

Redemption of common stock	(91,504)	(97,378)	-	(97,378)

Common stock issued for compensation	5,553	18,600	-	18,600
Stock-based compensation	-	32,991	-	32,991

Net income	-	-	423,977	423,977

Balances as of June 30, 2010	13,591,152	7,872,250	(1,072,973)	6,799,277

Issuance of common stock upon exercise of employee stock options	4,884	7,949	-	7,949

Redemption of common stock	(543,240)	(519,053)	-	(519,053)
Stock-based compensation	7,596	56,098	-	56,098

Net income	-	-	270,888	270,888
			.
Balances as of June 30, 2011	13,060,392	$7,417,244	(802,085)	6,615,159

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2011 and 2010

	2011	2010
Cash flows from operating activities:
Net income	$270,888	423,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	370,726	285,072
Amortization of intangible asset	83,206	89,312
Gain on disposal of assets	(703)	(2,730)
Stock-based compensation expense	56,098	51,591
Change in deferred income tax assets	209,325	758,317
Provision for doubtful accounts receivable	108,000	108,000
Provision for inventory obsolescence	90,000	120,000
Change in operating assets and liabilities:
Receivables	11,878	924,667
Inventories	28,985	312,451
Prepaid expenses and other assets	16,659	115,077
Accounts payable and accrued expenses	447,997	(379,506)
Prepaid income taxes	(79,542)	-
Income tax payable	(5,148)	79,147

Net cash provided by operating activities	1,608,369	2,885,375

Cash flows from investing activities:
Capital expenditures	(534,001)	(376,161)
Proceeds from sale of property and equipment	2,500	2,730

Net cash used in investing activities	(531,501)	(373,431)

Cash flows from financing activities:
Principal payments on long-term debt	(380,061)	(339,703)
Net change in line of credit	(184,555)	(1,834,159)
Proceeds from issuance of common stock	7,949	1,338
Purchase and retirement of common stock	(519,053)	(97,378)

Net cash used in financing activities	(1,075,720)	(2,269,902)

Net change in cash and cash equivalents	1,148	242,042

Cash and cash equivalents at beginning of the year	383,756	141,714

Cash and cash equivalents at end of the year	$384,904	383,756

Supplemental disclosures of cash flow information:
Cash paid for interest	$298,941	442,614
Cash paid for income taxes	12,100	100
Supplemental disclosure of non-cash investing and financing activities:
Capital lease and note payable obligations incurred to acquire property and equipment	-	120,943

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

(1)	Basis of Presentation and Summary of Significant Accounting Policies

(a)	Description of Business

Dynatronics Corporation (the Company), a Utah corporation, distributes and markets a broad line of medical and aesthetic products, many of which are designed and manufactured by the Company. Among the products offered by the Company are therapeutic, diagnostic, and rehabilitation equipment, medical supplies and soft goods, treatment tables and aesthetic medical devices to an expanding market of physical therapists, podiatrists, orthopedists, chiropractors, plastic surgeons, dermatologists, and other medical professionals.

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

Trade accounts receivable are recorded at the invoiced amount and do not bear interest, although a finance charge may be applied to such receivables that are past the due date. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on a combination of statistical analysis, historical collections, customers’ current credit worthiness, the age of the receivable balance both individually and in the aggregate and general economic conditions that may affect the customer’s ability to pay. All account balances are reviewed on an individual basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Recoveries of receivables previously charged off are recognized when payment is received.

(f)	Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of related assets. The building and its component parts are being depreciated over their estimated useful lives that range from 5 to 31.5 years. Estimated lives for all other depreciable assets range from 3 to 7 years.

(g)	Long-Lived Assets

Long–lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the difference between the carrying amount of the asset and the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

(h)	Intangible Assets

Costs associated with the acquisition of trademarks, trade names, license rights and non-compete agreements are capitalized and amortized using the straight-line method over periods ranging from 3 months to 15 years.

(i)	Revenue Recognition

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

(j)	Research and Development Costs

Direct research and development costs are expensed as incurred.

(k)	Product Warranty Costs

Costs estimated to be incurred in connection with the Company’s product warranty programs are charged to expense as products are sold based on historical warranty rates.

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

The reconciliation between the basic and diluted weighted-average number of common shares for the years ended June 30, 2011 and 2010 is summarized as follows:

	2011	2010
Basic weighted-average number of common shares outstanding during the year	13,332,583	13,633,421
Weighted-average number of dilutive common stock options outstanding during the year	34,466	14,175
Diluted weighted-average number of common and common equivalent shares outstanding during the year	13,367,049	13,647,596

Outstanding options not included in the computation of diluted net income per common share totaled 771,528 and 905,370 as of June 30, 2011 and 2010, respectively.  These common stock equivalents were not included in the computation because to do so would have been antidilutive.

(m)	Income Taxes

The Company recognizes an asset or liability for the deferred income tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Accruals for uncertain tax positions are provided for in accordance with the requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740-10 Income Taxes. Under ASC 740-10, the Company may recognize the tax benefits from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact the Company’s financial position, results of operations and cash flows.

(n)	Stock-Based Compensation

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

The Company recognized $56,098 and $51,591 in stock-based compensation for the years ended June 30, 2011 and 2010, respectively, as selling, general, and administrative expenses in the consolidated statements of income. The stock-based compensation includes amounts for both restricted stock and stock options under ASC 718.

(o)	Concentration of Risk

In the normal course of business, the Company provides unsecured credit terms to its customers. Most of the Company’s customers are involved in the medical industry. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management’s expectations. The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risks on cash or cash equivalents.

(p)	Operating Segments

The Company operates in one line of business: the development, marketing, and distribution of a broad line of medical products for the physical therapy and aesthetics markets. As such, the Company has only one reportable operating segment.

The Company groups its sales into physical medicine products and aesthetic products. Physical medicine products made up 92% of net sales for both the years ended June 30, 2011 and 2010. Aesthetics products made up 1% of net sales for both the years ended June 30, 2011 and 2010. Chargeable repairs, billable freight and other miscellaneous revenues account for the remaining 7% of total revenues for both the years ended June 30, 2011 and 2010.

(q)	Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with GAAP. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment; valuation allowances for receivables, income taxes, and inventories; accrued product warranty costs; and estimated recoverability of intangible assets. Actual results could differ from those estimates.

(r)	Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the years ended June 30, 2011 and 2010 was approximately $115,300 and $175,700, respectively.

(s)	Reclassifications

Certain reclassifications have been made in the prior year’s financial statements to conform to the current year presentation.

(2)	Inventories

Inventories consist of the following as of June 30:

	2011	2010
Raw materials	$2,329,536	2,256,197
Finished goods	3,656,027	3,841,674
Inventory reserve	(337,748)	(331,071)
	$5,647,815	5,766,800

(3)	Property and Equipment

Property and equipment consist of the following as of June 30:

	2011	2010
Land	$354,743	354,743
Buildings	3,726,224	3,704,445
Machinery and equipment	1,530,389	1,509,354
Office equipment	1,993,326	1,569,377
Vehicles	247,369	266,521
	7,852,051	7,404,440
Less accumulated depreciation and amortization	(4,129,302)	(3,843,169)
	$3,722,749	3,561,271

(4)	Intangible Assets

Identifiable intangible assets and their useful lives consist of the following as of June 30:

	2011	2010

Trade name – 15 years	$339,400	339,400
Domain name – 15 years	5,400	5,400
Non-compete covenant – 4 years	149,400	149,400
Customer relationships – 7 years	120,000	120,000
Trademark licensing agreement – 20 years	45,000	45,000
Backlog of orders – 3 months	2,700	2,700
Customer database – 7 years	38,100	38,100
License agreement – 10 years	73,240	73,240
Total identifiable intangibles	773,240	773,240
Less accumulated amortization	(403,888)	(320,682)
Net carrying amount	$369,352	452,558

Amortization expense associated with the intangible assets was $83,206 and $89,312 for fiscal years 2011 and 2010, respectively. Estimated amortization expense for the identifiable intangibles is expected to be as follows: 2012, $44,637; 2013, $44,637; 2014, $44,637; 2015, $30,680; 2016, $30,680 and thereafter $174,080.

(5)	Product Warranty Reserve

A reconciliation of the change in the product warranty reserve consists of the following for the fiscal years ended June 30:

	2011	2010
Beginning product warranty reserve balance	$186,022	191,047
Warranty repairs	(135,542)	(160,593)
Warranties issued	149,362	243,300
Changes in estimated warranty costs	(14,597)	(87,732)
Ending product warranty reserve	$185,245	186,022

(6)	Line of Credit

The Company has a revolving line of credit facility with a commercial bank in the amount of $7,000,000. Borrowing limitations are based on 45% of eligible inventory and up to 80% of eligible accounts receivable resulting in a borrowing limit of $5,130,000 as of June 30, 2011. As of June 30, 2011 and 2010, the outstanding balance was approximately $2,584,000 and $2,768,000, respectively. Available borrowings as of June 30, 2011 were $2,546,000.  The line of credit is collateralized by inventory and accounts receivable and bears interest at a rate based on the lender’s 90-day LIBOR rate plus 3%. The interest rate was 3.2% and 4.5% as of June 30, 2011 and 2010, respectively. This line is subject to biennial renewal and matures on December 15, 2012. Accrued interest is payable monthly.

The Company’s revolving line of credit agreement includes covenants requiring the Company to maintain certain financial ratios. As of June 30, 2011, management believes the Company was in compliance with its loan covenants.

(7)	Long-Term Debt

Long-term debt consists of the following as of June 30:

	2011	2010

5.649% promissory note secured by building, maturing December 2017, payable in monthly installments of $16,985	$1,105,292	1,241,537
6.44% promissory note secured by trust deed on real property, maturing January 2021, payable in monthly installments of $13,278	1,137,179	1,220,345
6.21% promissory note secured by a trust deed on real property, maturing November 2013, payable in monthly installments of $7,240	183,687	254,601
8.49% promissory note secured by fixed assets, payable in monthly installments of $2,097 through December 2014	75,980	93,865
14.305% promissory note secured by fixed assets, payable in monthly installments of $2,338 through May 2014	66,572	83,741
7.95% promissory note secured by fixed assets, payable in monthly installments of $724 through July 2013	16,627	23,684
5.75% promissory note secured by fixed assets, payable in monthly installments of $435 through October 2013	11,351	15,779
10.15% promissory note secured by fixed assets, payable in monthly installments of $448 through December 2012	7,456	11,835
16.35% promissory note secured by fixed assets, payable in monthly installments of $409 through October 2011	1,580	5,838
9.69% promissory note secured by fixed assets, payable in monthly installments of $318 through October 2011	828	3,247
5% unsecured promissory note, payable in monthly installments of $3,660 through March 2011	-	32,141
Total long-term debt	2,606,552	2,986,613
Less current portion	(368,135)	(381,841)
Long-term debt, net of current portion	$2,238,417	2,604,772

The aggregate maturities of long-term debt for each of the years subsequent to 2011 are as follows:  2012, $368,135; 2013, $388,114; 2014, $339,271; 2015, $290,882; 2016, $296,420 and thereafter $923,730.

(8)	Leases

The Company leases vehicles under noncancelable operating lease agreements. Lease expense for each of the years ended June 30, 2011 and 2010, was $15,898. Future minimum lease payments required under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of 2011 are as follows: 2012, $7,809 and 2013, $6,507.

The Company rents office, warehouse and storage space and office equipment under agreements which run one year or less in duration. The rent expense for the years ended June 30, 2011 and 2010 was $285,347 and $269,741, respectively. Future minimum rental payments required under operating leases that have one year or less as of 2011 are as follows: 2012, $108,900; 2013, $55,775; 2014, $56,400; 2015, $39,775 and 2016, $29,925.

During fiscal 2011, the office and warehouse spaces in Girard, Ohio; Detroit, Michigan; Pleasanton, California; and Hopkins, Minnesota were leased on an annual/monthly basis from employees/stockholders; or entities controlled by stockholders, who were previously principals of the dealers acquired in June and July, 2007. The leases are related-party transactions with four employee/stockholders, however, management believes  the lease agreements have been conducted on an arms-length basis and the terms are similar to those that would be available to other third parties. Effective July 1, 2011, the office in Girard, Ohio was moved to Boardman, Ohio and is leased through a non-related-party.

(9)	Income Taxes

Income tax provision (benefit) for the years ended June 30 consists of:

	Current	Deferred	Total
2011:
U.S. federal	$(61,449)	209,689	148,240
State and local	100	(364)	(264)
	$(61,349)	209,325	147,976
2010:
U.S. federal	$(482,349)	749,185	266,836
State and local	100	9,132	9,232
	$(482,249)	758,317	276,068

Actual income tax provision (benefit) differs from the “expected” tax provision (benefit) computed by applying the U.S. federal corporate income tax rate of 34% to income before income taxes, as follows:

	2011	2010
Expected tax provision	$142,414	235,975
State taxes, net of federal tax benefit	12,650	19,621
Other, net	(7,088)	20,472
	$147,976	276,068

Deferred income tax assets and liabilities related to the tax effects of temporary differences are as follow as of June 30:

	2011	2010
Net deferred income tax assets – current:
Inventory capitalization for income tax purposes	$73,812	69,530
Inventory reserve	131,721	129,118
Warranty reserve	72,245	72,548
Accrued product liability	26,389	19,995
Allowance for doubtful accounts	114,440	99,319
Total deferred income tax assets - current	$418,607	390,510

	2011	2010
Net deferred income tax assets (liabilities) – non-current:
Property and equipment, principally due to differences in depreciation	$(266,858)	(249,212)
Research and development credit carryover	212,161	185,320
Other intangibles	(144,047)	(176,023)
Other	-	36,452
Operating loss carry forwards	113,219	355,360
Total deferred income tax assets (liabilities) – non-current	$(85,525)	151,897

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

The change in the net deferred income tax assets for net operating loss carry forwards was the result of the amendment to the carry back rules as permitted by the Worker, Homeownership, and Business Assistance Act, PL 111-92 which allowed the Company to utilize net operating loss carry forwards (NOL) against taxable income in fiscal years 2004 and 2005 resulting in a refund of over $500,000 and the utilization of approximately $465,000 of NOL for the fiscal year ended June 30, 2010.

(10)	Major Customers and Sales by Geographic Location

During the fiscal years ended June 30, 2011 and 2010, sales to any single customer did not exceed 10% of total net sales.

The Company exports products to approximately 30 different countries.  Sales outside North America totaled $678,576, or 2.1% of net sales, for the fiscal year ended June 30, 2011 compared to $533,452, or 1.6% of net sales, for the fiscal year ended June 30, 2010.

(11)	Common Stock and Common Stock Equivalents

On July 15, 2003, the board of directors (board) approved an open-market share repurchase program for up to $500,000 of the Company’s common stock. On November 27, 2007, the board approved an additional $250,000 for the open-market share repurchase program after the original $500,000 was exhausted. In February 2011, the board approved an additional $1,000,000 for repurchases under the program. During fiscal year 2010, the board authorized the repurchase of up to $100,000 of stock annually for three years from each of two former distributors that were acquired by the Company in 2007. During the year ended June 30, 2011, the Company acquired and retired 543,240 shares of common stock for $519,053. During the year ended June 30, 2010, the Company acquired and retired 91,504 shares of common stock for $97,378.

During the years ended June 30, 2011 and 2010, the Company granted 7,596 and 5,553 shares of restricted common stock to directors in connection with compensation arrangements, respectively.

The Company maintains a 2005 equity incentive plan for the benefit of employees.  Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other share-based awards may be granted under the plan.  Awards granted under the plan may be performance-based. Effective November 27, 2007, the plan was amended, as approved by the stockholders, to increase the number of shares available by 1,000,000 shares. As of June 30, 2011, 832,870 shares of common stock were authorized and reserved for issuance, but were not granted under the terms of the 2005 equity incentive plan as amended.

The Company granted options to acquire common stock under its 2005 equity incentive plan during fiscal 2011 and 2010. The options are granted at not less than 100% of the market price of the stock at the date of grant. Option terms are determined by the board, and exercise dates may range from 6 months to 10 years from the date of grant.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2011	2010
Expected dividend yield	0%	0%
Expected stock price volatility	60-64%	58-61%
Risk-free interest rate	2.5 - 3.43%	3.31 – 3.72%
Expected life of options	10 years	10 years

The weighted average fair value of options granted during 2011 and 2010 was $.53 and $.57, respectively.

The following table summarizes the Company’s stock option activity during the years ended June 30, 2011 and 2010:

	2011			2010
			Weighted
		Weighted	average		Weighted
	Number	average	remaining	Number	average
	of	exercise	contractual	of	exercise
	shares	price	term	shares	price
Options outstanding at beginning of the year	932,805	$1.35	4.84 years	960,104	$1.39
Options granted	66,248	.74		89,336	.80
Options exercised	(4,884)	1.63		(1,716)	.78
Options canceled or expired	(60,707)	1.10		(114,919)	1.23

Options outstanding at end of the year	933,462	1.33	4.12 years	932,805	1.35
Options exercisable at end of the year	534,412	1.64		545,464	1.66

Range of exercise prices at end of the year		$0.35 - 1.99			$0.35 - 3.00

The aggregate intrinsic value on the date of exercise of options exercised during the years ended June 30, 2011 and 2010 was $1,552 and $487, respectively. The aggregate intrinsic value of the outstanding options as of June 30, 2011 and 2010 was $206,721 and $5,413, respectively.

(12)	Employee Benefit Plan

The Company has a deferred savings plan which qualifies under Internal Revenue Code Section 401(k). The plan covers all employees of the Company who have at least six months of service and who are age 20 or older. For fiscal years 2011 and 2010, the Company made matching contributions of 25% of the first $2,000 of each employee’s contribution. The Company’s contributions to the plan for 2011 and 2010 were $38,728 and $33,511, respectively. Company matching contributions for future years are at the discretion of the board.

(13)	Subsequent Events

From July 1, 2011 to September 19, 2011, the Company purchased and retired a total 241,831 shares of its common stock for approximately $275.000.

(14)	Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-14 (FASB ASU 09-14), Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in FASB ASU 09-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under this new guidance, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that are essential to the tangible product’s functionality. FASB ASU 09-14 also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). This guidance was effective for revenue arrangements entered into or materially modified in the fiscal year beginning on July 1, 2010. The adoption of this pronouncement had no significant effect on the Company’s financial statements.