Form 10-Q
period 2011-09-30
DYNATRONICS CORP
filed 2011-11-14
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☑ Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes  ☑  No

The number of shares outstanding of the registrant’s common stock, no par value, as of November 4, 2011 is 12,792,666.

DYNATRONICS CORPORATION
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2011

DYNATRONICS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	September 30, 2011	June 30, 2011

Current assets:
Cash and cash equivalents	$340,962	384,904
Trade accounts receivable, less allowance for doubtful accounts of $322,383 as of September 30, 2011 and $293,436 as of June 30, 2011	3,862,602	3,672,128
Other receivables	25,008	14,164
Inventories, net	5,789,189	5,647,815
Prepaid expenses and other	287,904	266,439
Prepaid income taxes	21,740	28,754
Current portion of deferred income tax assets	431,474	418,607

Total current assets	10,758,879	10,432,811

Property and equipment, net	3,731,420	3,722,749
Intangible assets, net	358,192	369,352
Other assets	292,661	294,269

Total assets	$15,141,152	14,819,181

Liabilities and Stockholders' Equity

Current liabilities:
Current portion of long-term debt	$375,973	368,135
Line of credit	3,191,971	2,583,937
Warranty reserve	185,245	185,245
Accounts payable	2,150,552	2,127,163
Accrued expenses	358,706	379,336
Accrued payroll and benefits expense	391,429	236,264

Total current liabilities	6,653,876	5,880,080

Long-term debt, net of current portion	2,164,800	2,238,417
Deferred income tax liabilities, net of current portion	60,723	85,525

Total liabilities	8,879,399	8,204,022

Commitments and contingencies

Stockholders' equity:

Common stock, no par value: Authorized 50,000,000 shares; issued 12,792,666 shares as of September 30, 2011 and 13,060,392 shares as of June 30, 2011	7,132,097	7,417,244
Accumulated deficit	(870,344)	(802,085)

Total stockholders' equity	6,261,753	6,615,159

Total liabilities and stockholders' equity	$15,141,152	14,819,181

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	September 30
	2011	2010

Net sales	$7,996,802	7,919,288
Cost of sales	4,994,704	4,967,455
Gross profit	3,002,098	2,951,833

Selling, general, and administrative expenses	2,694,867	2,500,517
Research and development expenses	356,347	349,796
Operating income (loss)	(49,116)	101,520

Other income (expense):
Interest income	915	972
Interest expense	(63,236)	(77,669)
Other income, net	5,509	4,914
Net other income (expense)	(56,812)	(71,783)

Income (loss) before income tax provision	(105,928)	29,737

Income tax benefit (provision)	37,669	(12,725)

Net income (loss)	$(68,259)	17,012

Basic and diluted net income (loss) per common share	$(0.01)	0.00

Weighted-average basic and diluted common shares outstanding

Basic	12,961,381	13,452,812

Diluted	12,961,381	13,462,110

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	September 30
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(68,259)	17,012
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	99,141	83,841
Amortization of intangible asset	11,160	20,801
Stock-based compensation expense	16,261	11,544
Change in deferred income tax assets	(37,669)	72,408
Provision for doubtful accounts receivable	27,000	27,000
Provision for inventory obsolescence	30,000	30,000
Change in operating assets and liabilities:
Receivables	(228,318)	(206,900)
Inventories	(171,374)	18,136
Prepaid expenses and other assets	(19,857)	(5,257)
Accounts payable and accrued expenses	157,924	156,081
Prepaid income taxes	7,014	-
Income tax payable	-	(55,936)

Net cash provided by (used in) operating activities	(176,977)	168,730

Cash flows from investing activities:
Capital expenditures	(107,812)	(88,514)

Net cash used in investing activities	(107,812)	(88,514)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	25,186	-
Principal payments on long-term debt	(90,965)	(95,273)
Net change in line of credit	608,034	(79,701)
Purchase and retirement of common stock	(301,408)	(100,000)

Net cash provided by (used in) financing activities	240,847	(274,974)

Net change in cash and cash equivalents	(43,942)	(194,758)

Cash and cash equivalents at beginning of the period	384,904	383,756

Cash and cash equivalents at end of the period	$340,962	188,998

Supplemental disclosures of cash flow information:
Cash paid for interest	$62,940	79,531
Cash paid for income taxes	7,096	10,100

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1.  PRESENTATION

The condensed consolidated balance sheets as of September 30, 2011 and June 30, 2011, and the condensed consolidated statements of operations and cash flows for the three months ended September 30, 2011 and 2010, were prepared by Dynatronics Corporation (the “Company”) without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the Company’s financial position, results of operations and cash flows.  The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results of operations for the fiscal year ending June 30, 2012.  The Company previously filed with the SEC an annual report on Form 10-K which included audited financial statements for each of the two years ended June 30, 2011 and 2010.  It is suggested that the financial statements contained in this Form 10-Q be read in conjunction with the financial statements and notes thereto contained in the Company’s most recent Form 10-K.

NOTE 2.  NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is computed based on the weighted-average number of common shares outstanding and, when appropriate, dilutive common stock equivalents outstanding during the period.  Stock options are considered to be common stock equivalents.  The computation of diluted net income (loss) per common share does not assume exercise or conversion of securities that would have an anti-dilutive effect.

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

The reconciliations between the basic and diluted weighted-average number of common shares outstanding for the three months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended
	September 30
	2011	2010
Basic weighted-average number of common shares outstanding during the period	12,961,381	13,452,812
Weighted-average number of dilutive common stock options outstanding during the period	-	9,298
Diluted weighted-average number of common and common equivalent shares outstanding during the period	12,961,381	13,462,110

Outstanding options for common shares not included in the computation of diluted net income (loss) per common share, because they were anti-dilutive, for the three months ended September 30, 2011 and 2010 totaled 865,218 and 897,610, respectively.

NOTE 3.	STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the employee’s requisite service period. The Company recognized $16,261 and $11,544 in stock-based compensation expense during the three months ended September 30, 2011 and 2010, respectively. These expenses were recorded as selling, general and administrative expenses in the condensed consolidated statements of operations.

Stock Options.  The Company maintains a 2005 equity incentive plan for the benefit of employees.  Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other stock-based awards may be granted under the plan.  Awards granted under the plan may be performance-based. As of September 30, 2011, there were 901,114 shares of common stock authorized and reserved for issuance, but not granted under the terms of the 2005 equity incentive plan, as amended.

The following table summarizes the Company’s stock option activity during the three months ended September 30, 2011.

	Number of Options	Weighted-Average Exercise Price
Outstanding at beginning of period	933,462	$1.33
Granted	-	-
Exercised	-	-
Cancelled	(68,244)	1.49
Outstanding at end of period	865,218	1.31

Exercisable at end of period	489,004	1.63

The Black-Scholes option-pricing model is used to estimate the fair value of options granted under the Company’s stock option plan. The weighted-average fair values of stock options granted under the plan for the three months ended September 30,  2010 were based on the following assumptions at the date of grant as follows.  There were no options granted during the three months ended September 30, 2011.

Three Months Ended September 30,
2010
Expected dividend yield	0%
Expected stock price volatility	60%
Risk-free interest rate	2.54%
Expected life of options	10 years
Weighted-average grant date fair value	$0.48

Expected option lives and volatilities are based on historical data of the Company. The risk-free interest rate is based on the U.S. Treasury Bills rate on the grant date for constant maturities that correspond with the option life. Historically, the Company has not declared dividends and there are no future plans to do so.

As of September 30, 2011, there was $78,741 of unrecognized stock-based compensation cost related to grants under the stock option plan that is expected to be expensed over a weighted-average period of 4 years. There was $11,185 of intrinsic value for options outstanding as of September 30, 2011.

NOTE 4.  COMPREHENSIVE INCOME (LOSS)

For the three months ended September 30, 2011 and 2010, comprehensive income (loss) was equal to the net income (loss) as presented in the accompanying condensed consolidated statements of operations.

NOTE 5.  INVENTORIES

Inventories consisted of the following:

	September 30, 2011	June 30, 2011
Raw materials	$2,359,372	2,329,536
Finished goods	3,761,984	3,656,027
Inventory obsolescence reserve	(332,167)	(337,748)
	$5,789,189	5,647,815

NOTE 6.  RELATED-PARTY TRANSACTIONS

The Company leases office and warehouse space in Detroit, Michigan; Hopkins, Minnesota; and Pleasanton, California from three stockholders and former independent distributors on an annual basis under operating lease arrangements. Management believes the lease agreements are on an arms-length basis and the terms are equal to or more favorable than would be available to third parties. The expense associated with these related-party transactions totaled $39,000 and $57,300 for the three months ended September 30, 2011 and 2010, respectively.

NOTE 7.  LINE OF CREDIT

The Company’s revolving line of credit agreement includes covenants requiring the Company to maintain certain financial ratios. As of September 30, 2011, the Company was out of compliance with the “minimum pre-tax income by quarter” covenant (rolling twelve month calculation); however, the Company received a waiver of compliance from the lender as of September 30, 2011 and for the three months then ended.

NOTE 8.  SUBSEQUENT EVENTS

On November 9, 2011, the Company received a deficiency letter from NASDAQ stating that Dynatronics Corporation is out of compliance with Listing Rule 5550(a)(2) since its stock price has been under the $1.00 per share minimum bid requirement for more than 30 consecutive business days during the period September 28, 2011 through November 8, 2011. However, the Rules provide the Company a compliance period of 180 calendar days in which to regain compliance. In the event the Company does not regain compliance, the Company may be eligible for up to an additional 180 days upon meeting certain requirements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our principal business is the distribution and sale of physical medicine and aesthetic products, many of which we design and manufacture.   We manufacture and distribute a broad line of medical equipment including therapy devices, medical supplies and soft goods, treatment tables and rehabilitation equipment.  Our physical medicine and rehabilitation products are sold to and used primarily by physical therapists, chiropractors, and sports medicine practitioners.  Our line of aesthetic products includes aesthetic massage, microdermabrasion and light therapy devices, as well as skin care products.  These products are sold to and used primarily by aestheticians, plastic surgeons, dermatologists, and other aesthetic services providers.

We operate on a fiscal year ending June 30.  For example, reference to fiscal year 2012 refers to the year ending June 30, 2012.

Recent Developments

During calendar 2011, we were awarded contracts with several group purchasing organizations (“GPOs”) including: Premier, Inc., Amerinet, Inc., FirstChoice Cooperative and Champs Group Purchasing. A GPO is an entity formed by a group of businesses, primarily hospitals and integrated healthcare delivery networks, to leverage their collective purchasing power with vendors and service providers to obtain better pricing. These new contracts provide us access to tens of thousands of healthcare facilities across the United States that are members of these buying groups. With effective dates of either March 1, 2011 or June 1, 2011 these contracts permit us to now solicit business from the members of these GPOs. While it will take time to convert these members to Dynatronics’ branded products, we believe the potential growth opportunity from GPOs will be significant. Based on industry estimates, we believe total purchases of physical medicine and rehab products by the six major GPOs exceed $300 million annually.

Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended September 30, 2011, should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing in Part I, Item 1 of this report, and our Annual Report on Form 10-K for the year ended June 30, 2011, which includes our annual audited financial statements for the year then ended.  Results of operations for the three months ended September 30, 2011, are not necessarily indicative of the results that will be achieved for the full fiscal year ending June 30, 2012.

Net Sales

Net sales increased to $7,996,802 for the quarter ended September 30, 2011, compared to $7,919,288 for the quarter ended September 30, 2010.  An increase in sales to GPO customers was offset by slightly lower sales to other customers.  We began the process of introducing Dynatronics’ branded products to GPO member facilities in March 2011.  This process is expected to gain momentum over the next several quarters and management remains optimistic about the potential of this new market for the Company.

Gross Profit

Gross profit increased to $3,002,098, or 37.5% of net sales, for the quarter ended September 30, 2011, compared to $2,951,833, or 37.3% of net sales, for the quarter ended September 30, 2010.  The 1.7% increase in gross profit during the current quarter is the result of higher net sales discussed above, as well as the mix of sales favoring exercise and therapy equipment together with high-margin revenue from our new Stream software service.  We expect sales of higher margin capital equipment will increase along with a corresponding improvement in gross profit margins as product sales to GPO members grow and as new products are introduced later this fiscal year.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $194,350 to $2,694,867, or 33.7% of net sales, for the quarter ended September 30, 2011, from $2,500,517, or 31.6% of net sales, for the quarter ended September 30, 2010.  The increase in SG&A expenses in the first quarter of fiscal year 2012 reflects higher sales expenses associated with the development of the GPO business, together with improvements made to the Company’s  information systems and e-commerce website, and higher personnel costs.   The principal components of these increased SG&A expenses were as follows:

•	$104,014 in higher selling expenses; and
•	$100,380 in higher labor and operating expenses.

These increases were offset, in part, by $10,044 of lower general expenses.

Research and Development Expenses

Research and development (“R&D”) expenses increased slightly to $356,347, or 4.5% of sales, for the quarter ended September 30, 2011, compared to $349,796, or 4.4% of sales for the quarter ended September 30, 2010.  We are developing several important new products that are expected to be introduced during early calendar 2012.  These development efforts are directly responsible for the significant R&D expenses we are incurring.  We anticipate that R&D expenses will continue to exceed historical levels for the next two quarters.  We believe that developing new products is a key element in our growth strategy.  R&D costs are expensed as incurred.

Income (Loss) Before Income Tax Provision

Pre-tax loss for the quarter ended September 30, 2011, was $105,928 compared to pre-tax income of $29,737 for the quarter ended September 30, 2010.  Higher sales expenses related to the development of the GPO business, together with higher costs associated with improvements made to our information systems and our new e-commerce website contributed to the loss in the current quarter.  In addition, we recorded significant R&D expenses related to the development of new products which contributed to the pre-tax loss.

Income Tax Provision (Benefit)

The income tax benefit was $37,669 for the quarter ended September 30, 2011, compared to an income tax provision of $12,725 for the quarter ended September 30, 2010.  The effective tax rate for the first quarter of fiscal year 2012 was 35.6% compared to 42.8% for the same period in fiscal year 2010.  The difference in the effective tax rates is attributable to certain permanent book to tax differences.  While these items are not significant, substantial changes in the tax rate can occur based on our level of profitability.

Net Income (Loss)

Net loss was $68,259 ($.01 per common share) for the quarter ended September 30, 2011, compared to net income of $17,012 ($.00 per common share) for the quarter ended September 30, 2010.  The decrease in earnings for the quarter ended September 30, 2011 compared to the prior year period was a result primarily of the higher SG&A expenses discussed above.  The increase in expenses was partially offset by higher sales, improved gross profit margins, and lower interest expense.

Liquidity and Capital Resources

We have financed operations through available cash reserves and borrowings under a line of credit with a bank.  Working capital was $4,105,003 as of September 30, 2011, inclusive of the current portion of long-term obligations and credit facilities, compared to working capital of $4,552,731 as of June 30, 2011.  In connection with our ongoing stock buyback program, during the quarter ended September 30, 2011, we used cash of approximately $301,000 to repurchase approximately 268,000 shares of our common stock in the open market.

The current ratio was 1.6 to 1 as of September 30, 2011, compared to 1.8 to 1 as of June 30, 2011.  Current assets represented 71% of total assets as of September 30, 2011 and 70% of total assets as of June 30, 2011.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, increased $190,474, or 5.2%, to $3,862,602 as of September 30, 2011, compared to $3,672,128 as of June 30, 2011.  Trade accounts receivable represent amounts due from our customers including medical practitioners, clinics, hospitals, colleges and universities and sports teams as well as dealers and distributors that purchase our products for redistribution.  We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers.  Accounts receivable are generally collected within 30 days of the agreed terms.

Inventories

Inventories, net of reserves, increased $141,374, or 2.5%, to $5,789,189 as of September 30, 2011, compared to $5,647,815 as of June 30, 2011.  The amount of inventories we carry fluctuates each period.  A main contributor to those fluctuations is inventory purchases from overseas suppliers which are typically larger purchases.

Accounts Payable

Accounts payable increased $23,389, or 1.1%, to $2,150,552 as of September 30, 2011, from $2,127,163 as of June 30, 2011.  The increase in accounts payable is a result of the timing of our weekly payments to suppliers and the timing of purchases of product components.  Accounts payable are generally not aged beyond the terms of our suppliers.  We generally take advantage of available early payment discounts when offered by our vendors.

Cash and Cash Equivalents

Our cash and cash equivalents position as of September 30, 2011 was $340,962, a decrease of 11.4%, from cash and cash equivalents of $384,904 as of June 30, 2011.  Our cash position varies from quarter to quarter, but typically stays within a range of $200,000 to $400,000.  We expect that cash flows from operating activities, together with amounts available through an existing line of credit facility, will be sufficient to cover operating needs in the ordinary course of business for at least the next twelve months.  If we experience an adverse operating environment, including a further worsening of the general economy in the United States, or unusual capital expenditure requirements, additional financing may be required.  No assurance can be given that additional financing, if required, would be available on terms favorable to us, or at all.

Line of Credit

The outstanding balance on our line of credit was $3,191,971 as of September 30, 2011, compared to $2,583,937 as of June 30, 2011.  During the quarter ended September 30, 2011, borrowings of approximately $301,000 were used to repurchase approximately 268,000 shares of the Company’s common stock in the open market.  Interest on the line of credit is based on the 90-day LIBOR rate (0.37% as of September 30, 2011) plus 3%.  The line of credit is collateralized by accounts receivable and inventories.  Borrowing limitations are based on approximately 45% of eligible inventory and up to 80% of eligible accounts receivable, up to a maximum credit facility of $7,000,000.  Interest payments on the line are due monthly.  As of September 30, 2011, the borrowing base was approximately $5,286,000, resulting in approximately $2,094,000 available on the line.  The line of credit includes covenants requiring us to maintain certain financial ratios.  As of September 30, 2011, we were in compliance with all loan covenants with the exception of the covenant regarding the minimum amount of pre-tax income, measured on a rolling four quarter basis.  This covenant was not met due primarily to high R&D expenses.  However, the bank has granted a waiver for this covenant as of September 30, 2011 and for the period then ended. The line of credit expires on December 15, 2012.

We believe that amounts available under the line of credit as well as cash generated from operating activities will continue to be sufficient to meet our operating requirements.

Debt

Long-term debt, excluding current installments, totaled $2,164,800 as of September 30, 2011, compared to $2,238,417 as of June 30, 2011.  Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee. The principal balance on the mortgage loans is approximately $2,351,000 with monthly principal and interest payments of $37,503.

Inflation and Seasonality

Our revenues and net income have not been unusually affected by inflation or price increases for raw materials and parts from vendors.

While our business operations are not materially affected by seasonality factors, our fiscal first quarter which ends September 30th is typically a slower quarter due, in part, to the summer vacation season.

Stock Repurchase Plan

We have a stock repurchase plan that has been ongoing since 2003.  Purchases of shares may be made from time-to-time, in the open market, through block trades or otherwise, and are based on market conditions, the level of our cash balances, general business opportunities, and other factors.  Our Board of Directors periodically approves the dollar amounts for share repurchases under the plan.  As of September 30, 2011, $448,450 remained available under the current plan for purchases.  There is not currently an expiration date for the plan.  In addition, $400,000 remains available to purchase shares of company stock from Mr. John Rajala and Mr. Tony Trolio.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements. The preparation of these financial statements requires estimates and judgments that affect the reported amounts of our assets, liabilities, net sales and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable given the circumstances and evaluates these estimates on an ongoing basis. Actual results may differ from these estimates.

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

Any modifications to estimates of inventory valuation reserves are reflected in the cost of goods sold within the statement of operations during the period in which such modifications are determined necessary by management.  As of September 30, 2011 and June 30, 2011, our inventory valuation reserve balance, which established a new cost basis, was $332,167 and $337,748, respectively, and our inventory balance was $5,789,189 and $5,647,815, net of reserves, respectively.

Revenue Recognition

Sales revenues are recorded when products are shipped, title has passed to the customer, and collection of any resulting receivable is reasonably assured.  Amounts billed for shipping and handling of products are recorded as sales revenue.  Costs for shipping and handling of products to customers are recorded as cost of sales.

Allowance for Doubtful Accounts

We must make estimates of the collectability of accounts receivable.  In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.  Our accounts receivable balance was $3,862,602 and $3,672,128, net of allowance for doubtful accounts of $322,383 and $293,436, as of September 30, 2011 and June 30, 2011, respectively.

Deferred Income Tax Assets

At the end of each fiscal quarter, our management performs an analysis of the deferred income tax assets and their recoverability.  Based on several factors, including our strong earnings history of pre-tax profit averaging over $500,000 per year in 19 of the last 22 fiscal years, we believe that it is more likely than not that all of the net deferred income tax assets will be realized.

Business Plan and Outlook

In January and February 2011, we announced the signing of contracts with three GPOs:  Premier, Inc., Amerinet, Inc. and FirstChoice Cooperative.  In July 2011, we announced the signing of a contract with a fourth GPO – Champs Group Purchasing.  These GPOs represent tens of thousands of clinics and hospitals around the nation.  With the broader offering of products now available through our catalog and e-commerce website, we are better able to compete for this high volume business.  Over the past two years, we have also been successful in becoming a preferred vendor to many national and regional accounts.  We believe these contract signings represent important milestones toward our goal of expanding our customer base and increasing our market share.

The contracts with the GPOs represent a license to solicit business directly from the members of the respective GPOs.  The GPOs do not order any product directly.  They serve the function of negotiating favorable pricing terms on behalf of their members.  Most GPO members are loyal to the GPOs in which they have membership and will not typically consider vendors that are not on contract.

Our contract with Amerinet, Inc. allows us to sell capital equipment to its 51,000 clinic members.  Capital equipment typically includes non-commodity products over $150 in price.  While we may solicit supply-type business from Amerinet customers, we are not under contract to do so.  Our contract with FirstChoice Cooperative covers all products that we offer to its 20,000 members.  Our contract with Premier, Inc. is to provide products to its members in the “colleges and universities and alternate markets” category which is a smaller subset of its total membership.  We expect to realize broader benefits under the Premier, Inc. agreement as our involvement with this GPO exposes our products to all of its 95,000 “healthcare” category members.  We anticipate this exposure will create interest and possibilities for additional business from these healthcare members.  Some of Premier, Inc.’s healthcare members, including Champs Group Purchasing, have negotiated contracts with us directly to obtain access to our products.  These contracts present us with significant opportunities for increasing sales in markets that have previously been unavailable to us.  Cultivating business through these GPO contracts and seeking additional contracts with other GPOs is a major focal point of our strategy for building our business.

During fiscal year 2012, we plan to introduce a new, updated version of our product catalog.  This new catalog will expand our product offering in order to better service the broader needs of GPO’s and national accounts.  It will also provide an excellent new sales tool for all of our sales representatives in the field as well as provide a foundation for expanding our e-commerce platform.

In December 2010, we introduced to the physical medicine market a new electronic patient communications platform called Stream.  Stream is an automated service that leverages the latest technologies to connect practitioners with their patients via e-mail, text messaging and social networking tools to provide state-of-the-art communications and marketing tools for practitioners. The system reduces patient “no shows,” reactivates past patients and generates new patients. In addition, it provides a wide range of analytics and delivers automated appointment reminders – all while improving staff efficiency.  The launch of this product has been slower than expected, but the reviews from those who are using the product are mostly very favorable.  The continued development of Stream represents an opportunity to significantly improve overall gross margins and profitability for the Company as each sale creates a recurring monthly revenue stream.  Our efforts over the next year to work with our partner, Solutionreach (formerly known as Smile Reminder), to refine the presentation and implementation of this very unique and valuable service will be critical to realizing the full potential of this program.

Over the past few years, consolidations in our market have changed the landscape of our industry’s distribution channels.  At the present time, we believe that there remain only two companies with a national direct sales force selling proprietary and distributed products: Dynatronics and Patterson Medical.  All other distribution in our market is directed through catalog companies with no direct sales force, or through independent local dealers that have limited geographical reach.  In the past year, we have reinforced our direct sales team to include over 50 direct sales employees and independent sales representatives.  In addition to these direct sales representatives, we continue to enjoy a strong relationship with scores of local dealers.  We believe we have the best trained and most knowledgeable sales force in the industry.  The changes taking place within our market provide a unique opportunity for us to grow market share in the coming years through recruitment of high-quality sales representatives and dealers.

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

We continue to focus research and development efforts on new product innovation and enhancing existing products.  Several new products are currently under development and are scheduled for introduction in the early part of calendar 2012.  The commitment to innovation of high-quality products has been a hallmark of Dynatronics and will continue throughout the coming year.  This renewed emphasis on R&D contributed in large part to lower profitability in fiscal year 2011 and is expected to continue for the first three quarters of fiscal year 2012.  R&D costs for us have been cyclical in nature.  The current higher costs are reflective of the fact we are in a more intense part of the development cycle.  Once the new products are introduced, R&D costs are expected to cycle back to a lower level until the next new products are further advanced in the development cycle.  Management is confident the short-term costs associated with the more intense part of the development cycle will yield long-term benefits and are important to assuring that we maintain our reputation for being an innovator and leader in product development in the industry.

Economic pressures from the recent recession in the United States have affected available credit that would facilitate large capital purchases, and have also reduced demand for discretionary services such as those provided by the purchasers of our aesthetic products.  As a result, we reduced our expenses in the Synergie division.  We believe that our aesthetic devices remain the best value on the market and we are seeking innovative ways to market these products, including strategic partnerships, both domestic and international, to help regain sales momentum.  We have long believed that international markets present an untapped potential for growth and expansion. Adding new distributors in several countries will be the key to this expansion effort.  Our past efforts to improve international marketing have yielded only marginal improvements.  We remain committed, however, to finding the most cost effective ways to expand our markets internationally.  Over the coming year, our efforts will be focused on partnering with key manufacturers and distributors interested in our product line or technology.  Our Utah facility, where all electrotherapy, ultrasound, traction, light therapy and Synergie products are manufactured, is certified to ISO 13485:2003, an internationally recognized standard of excellence in medical device manufacturing.  This designation is an important requirement in obtaining the CE Mark certification, which allows us to market our products in the European Union and in other international locations.

Refining our business model for supporting sales representatives and distributors also will be a focal point of operations.  We will continue to evaluate the most efficient ways to maintain our satellite sales offices and warehouses.  In addition, more emphasis is being placed on pricing management to protect margins for both manufactured and distributed products.  The ongoing refinement of this model is expected to yield further efficiencies that will better achieve sales goals while, at the same time, reduce expenses.

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

Based on our defined strategic initiatives, we are focusing our resources in the following areas:

•	Improving sales by pursuing business opportunities with GPOs and large chains of clinics, including national and regional accounts.

•	Introducing a new 2012 product catalog featuring a broader product offering.

•	Using our e-commerce solution in order to facilitate business opportunities and reduce transactional costs.

•	Continuing development of new state-of-the-art products, both high-tech and commodity, in fiscal year 2012, primarily for the rehabilitation markets.

•	Pursuing opportunities to introduce the Stream software service to large groups of clinics and buying groups in addition to making it available to individual practitioners.

•	Reinforcing distribution through a strategy of recruiting direct sales representatives and working closely with the most successful distributors of capital equipment.

•
Maintaining operational efficiencies by monitoring manufacturing and transactional costs, automating processes, redefining policies and procedures and working to make every customer a profitable customer.

•	Strengthening pricing management and procurement methodologies.

•
Minimizing expense associated with the Synergie product line until demand for capital equipment re-emerges, and, in the meantime, seeking additional independent distributors and strategic partnerships.

•	Focusing international sales efforts on identifying key distributors and strategic partners who could represent the Company’s product line, particularly in Europe.

•	Improving efficiencies as a distributor of other manufacturers’ products and consider ways to enhance our role as a distributor and not just a manufacturer.

•	Exploring strategic business alliances that will leverage and complement our competitive strengths, increase market reach and supplement capital resources.

Cautionary Statement Concerning Forward-Looking Statements

The statements contained in this Form 10-Q, particularly the foregoing discussion in Part I, Item 2,  Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not purely historical, are “forward-looking statements” within the meaning of Section 21E of the Exchange Act.  These statements refer to our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future.  They may be identified by the use of words or phrases such as “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” “intends,” and “potential,” among others.  Forward-looking statements include, but are not limited to, statements regarding product development, market acceptance, financial performance, revenue and expense levels in the future and the sufficiency of existing assets to fund future operations and capital spending needs.  Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements.  The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements, except as required by law.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks.  Market risk is the potential risk of loss arising from adverse changes in market prices and rates.  We do not enter into derivative or other financial instruments for trading or speculative purposes.  There have been no material changes in our market risk during the quarter ended September 30, 2011, although the general weakness in the U.S. economy is expected to lead to greater discounting market-wide to stimulate sales in a declining economic environment.  In addition, further weakening of the economy could result in greater risks of collections of accounts receivable.

Our primary market risk exposure is interest rate risk.  As of September 30, 2011, approximately $4,262,000 of our debt bore interest at variable rates.  Accordingly, our net income is affected by changes in interest rates.  For every one hundred basis point change in the average interest rate under our existing debt, our annual interest expense would change by approximately $42,620.

In the event of an adverse change in interest rates, we could take actions to mitigate our exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions.

Item 4.        Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of September 30, 2011, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our management has concluded, that our disclosure controls and procedures were effective as of September 30, 2011.

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes certain information concerning purchases of our common stock by the Company during the quarter ended September 30, 2011 under our ongoing share repurchase plan.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 to July 31, 2011	0	N/A	0	$1,149,858
August 1 to August 31, 2011	180,081	$1.16	180,081	$940,361
September 1 to September 30, 2011	87,645	$1.05	87,645	$848,450
Total	267,726	$1.12	267,726	$848,450

Item 5.        Other Information

NASDAQ Minimum Bid Requirement

On November 9, 2011, we received a deficiency letter from the NASDAQ Stock Market, indicating that we had failed to comply with the minimum bid requirement for continued inclusion under Marketplace Rule 5550(a)(2).  Under the deficiency notice, our common stock is subject to potential delisting because, for a period of 30 consecutive business days, the bid price of the common stock closed below the minimum $1.00 per share requirement for continued inclusion. NASDAQ allows six months to comply with the rule and an additional six months if certain criteria are met.  We believe the deadline for compliance with the rule will be November 9, 2012.  If prior to that date the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ staff may provide written notification that we have achieved compliance with the rule.

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

Related-Party Transactions

We rent office and warehouse space in Pleasanton, California from the Rajala Family Trust, a shareholder of Dynatronics.  The monthly lease payment is $9,000 and the lease term is renewable annually.  In addition, we rent office and warehouse space in Detroit, Michigan from Steve Cyman, a shareholder of the Company.  The monthly lease payment is $3,500 and the lease automatically renews on a semi-annual basis unless it is terminated.  We rent office space in Hopkins, Minnesota from Andy Moore, a shareholder of the Company.  The monthly lease payment is $500 and the lease automatically renews on an annual basis unless it is terminated.  These shareholders are the former owners of three of the dealerships acquired on June 30 and July 2, 2007.  As part of the purchase price for their distribution companies, the Rajala Family Trust, Steve Cyman and Andy Moore were paid with shares of Dynatronics common stock.  Mr. Rajala and Mr. Cyman beneficially own 5% or more of our outstanding common stock.  Management believes that the monthly rental payments for each facility are comparable to or below market rates for similar properties.

The Company has agreed to repurchase up to $100,000 of Dynatronics common stock from Mr. John Rajala and from Mr. Tony Trolio annually for three years at full market value of the stock price.   These agreements became effective on July 1, 2010 and run through June 30, 2013.  Pursuant to these agreements, Mr. Rajala and Mr. Trolio each sold $100,000 of their stock to the Company during the year ended June 30, 2011, the first year of the agreement.

Item 6.  Exhibits

(a)	Exhibits

3.1	Articles of Incorporation and Bylaws of Dynatronics Laser Corporation. Incorporated by reference to a Registration Statement on Form S-1 (No. 2-85045) filed with the SEC and effective November 2, 1984

3.2	Articles of Amendment dated November 21, 1988 (previously filed)

3.3	Articles of Amendment dated November 18, 1993 (previously filed)

10.1	Loan Agreement with Zions Bank (previously filed)

10.2	Amended Loan Agreement with Zions Bank (previously filed)

10.3	1992 Amended and Restated Stock Option Plan (previously filed)

10.4	Dynatronics Corporation 2005 Equity Incentive Award Plan (previously filed as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed on October 27, 2006)

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

10.7	Building Lease Agreement with The Rajala Family Trust dated June 30, 2009 (previously filed)

10.8	Executive Employment Agreement (Beardall) (previously filed as exhibit to Current Report on Form 8-K, filed with the Commission on March 7, 2011)

11	Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)

31.1	Certification under Rule 13a-14(a)/15d-14(a) of principal executive officer (filed herewith)

31.2	Certification under Rule 13a-14(a)/15d-14(a) of principal financial officer (filed herewith)

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)

101.ins	XBRL Instance

101.xsd	XBRL Schema

101.cal	XBRL Calculation

101.def	XBRL Definition

101.lab	XBRL Label

101.pre	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNATRONICS CORPORATION
Registrant

Date November 14, 2011	/s/ Kelvyn H. Cullimore, Jr.
Kelvyn H. Cullimore, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date November 14, 2011	/s/ Terry M. Atkinson, CPA
Terry M. Atkinson, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)