Form 10-Q
period 2011-12-31
DYNATRONICS CORP
filed 2012-02-14
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

(801) 568-7000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☑  No

The number of shares outstanding of the registrant’s common stock, no par value, as of February 2, 2012 is 12,800,211.

DYNATRONICS CORPORATION
FORM 10-Q
QUARTER ENDED DECEMBER 31, 2011

DYNATRONICS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	December 31, 2011	June 30, 2011

Current assets:
Cash and cash equivalents	$254,460	384,904
Trade accounts receivable, less allowance for doubtful accounts of $350,741 as of December 31, 2011 and $293,436 as of June 30, 2011	3,687,238	3,672,128
Other receivables	27,482	14,164
Inventories, net	5,833,425	5,647,815
Prepaid expenses and other	351,798	266,439
Prepaid income taxes	12,545	28,754
Current portion of deferred income tax assets	440,868	418,607

Total current assets	10,607,816	10,432,811

Property and equipment, net	3,769,532	3,722,749
Intangible assets, net	347,033	369,352
Other assets	289,637	294,269

Total assets	$15,014,018	14,819,181

Liabilities and Stockholders' Equity

Current liabilities:
Current portion of long-term debt	$381,128	368,135
Line of credit	2,943,242	2,583,937
Warranty reserve	185,245	185,245
Accounts payable	2,245,149	2,127,163
Accrued expenses	447,768	379,336
Accrued payroll and benefits expense	292,937	236,264

Total current liabilities	6,495,469	5,880,080

Long-term debt, net of current portion	2,098,433	2,238,417
Deferred income tax liabilities, net of current portion	95,962	85,525

Total liabilities	8,689,864	8,204,022

Commitments and contingencies

Stockholders' equity:
Common stock, no par value: Authorized 50,000,000 shares; issued 12,792,666 shares as of December 31, 2011 and 13,060,392 shares as of June 30, 2011	7,148,165	7,417,244
Accumulated deficit	(824,011)	(802,085)

Total stockholders' equity	6,324,154	6,615,159

Total liabilities and stockholders' equity	$15,014,018	14,819,181

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2011	2010	2011	2010

Net sales	$8,275,430	8,199,347	16,272,232	16,118,635
Cost of sales	5,062,472	5,029,906	10,057,176	9,997,361

Gross profit	3,212,958	3,169,441	6,215,056	6,121,274

Selling, general, and administrative expenses	2,686,401	2,634,278	5,381,268	5,134,795
Research and development expenses	412,861	356,519	769,208	706,315

Operating income	113,696	178,644	64,580	280,164

Other income (expense):
Interest income	14,600	3,182	15,515	4,154
Interest expense	(66,354)	(75,798)	(129,591)	(153,467)
Other income, net	10,237	7,012	15,746	11,926

Net other income (expense)	(41,517)	(65,604)	(98,330)	(137,387)

Income (loss) before income tax provision	72,179	113,040	(33,750)	142,777

Income tax benefit (provision)	(25,845)	(45,201)	11,824	(57,926)

Net income (loss)	$46,334	67,839	(21,926)	84,851

Basic and diluted net income (loss) per common share	$0.00	0.01	(0.00)	0.01

Weighted-average common shares outstanding:

Basic	12,792,666	13,439,637	12,877,024	13,442,958

Diluted	12,832,290	13,444,000	12,877,024	13,450,878

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	December 31
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(21,926)	84,851
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	200,044	174,736
Amortization of intangible asset	22,319	41,603
Stock-based compensation expense	32,329	24,077
Change in deferred income tax assets	(11,824)	114,126
Provision for doubtful accounts receivable	54,000	54,000
Provision for inventory obsolescence	60,000	60,000
Change in operating assets and liabilities:
Receivables	(82,428)	(144,937)
Inventories	(245,610)	(75,567)
Prepaid expenses and other assets	(80,727)	14,033
Prepaid income taxes	30,362	-
Accounts payable and accrued expenses	228,939	318,073

Net cash provided by operating activities	185,478	664,995

Cash flows from investing activities:
Capital expenditures	(216,012)	(198,034)

Net cash used in investing activities	(216,012)	(198,034)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	25,186	-
Principal payments on long-term debt	(182,993)	(192,308)
Net change in line of credit	359,305	(366,587)
Purchase and retirement of common stock	(301,408)	(100,000)

Net cash used in financing activities	(99,910)	(658,895)

Net change in cash and cash equivalents	(130,444)	(191,934)

Cash and cash equivalents at beginning of the period	384,904	383,756

Cash and cash equivalents at end of the period	$254,460	191,822

Supplemental disclosures of cash flow information:
Cash paid for interest	$128,507	155,591
Cash paid for income taxes	100	12,100
Supplemental disclosure of non-cash investing and financing activities:
Long-term debt incurred for purchase of property and equipment	44,334	-

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1.  PRESENTATION

The condensed consolidated balance sheets as of December 31, 2011 and June 30, 2011, and the condensed consolidated statements of operations for the three and six months ended December 31, 2011 and 2010, and the condensed consolidated statements of cash flows for the six months ended December 31, 2011 and 2010 were prepared by Dynatronics Corporation (the “Company”) without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the Company’s financial position, results of operations and cash flows.  The results of operations for the three and six months ended December 31, 2011 are not necessarily indicative of the results of operations for the fiscal year ending June 30, 2012.  The Company previously filed with the SEC an annual report on Form 10-K which included audited financial statements for each of the two years ended June 30, 2011 and 2010.  It is suggested that the financial statements contained in this Form 10-Q be read in conjunction with the financial statements and notes thereto contained in the Company’s most recent Form 10-K.

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

The reconciliations between the basic and diluted weighted-average number of common shares outstanding for the three and six months ended December 31, 2011 and 2010 are as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2011	2010	2011	2010
Basic weighted-average number of common shares outstanding during the period	12,792,666	13,439,637	12,877,024	13,442,958
Weighted-average number of dilutive common stock options outstanding during the period	39,624	4,363	-	7,920
Diluted weighted-average number of common and common equivalent shares outstanding during the period	12,832,290	13,444,000	12,877,024	13,450,878

Outstanding options for common shares not included in the computation of diluted net income (loss) per common share, because they were anti-dilutive, for the three months ended December 31, 2011 and 2010 totaled 810,462 and 921,834, respectively, and for the six months ended December 31, 2011 and 2010 totaled 860,618 and 896,834, respectively.

NOTE 3. STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the employee’s requisite service period. The Company recognized $16,068 and $12,533 in stock-based compensation expense during the three months ended December 31, 2011 and 2010, respectively, and  recognized $32,329 and $24,077 in stock-based compensation expense during the six months ended December 31, 2011 and 2010, respectively.  These expenses were recorded as selling, general and administrative expenses in the condensed consolidated statements of operations.

Stock Options.  The Company maintains a 2005 equity incentive plan for the benefit of employees.  Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other stock-based awards may be granted under the plan.  Awards granted under the plan may be performance-based. As of December 31, 2011, there were 905,114 shares of common stock authorized and reserved for issuance, but not granted under the terms of the 2005 equity incentive plan, as amended.

The following table summarizes the Company’s stock option activity during the six-month period ended December 31, 2011.

	Number of Options	Weighted-Average Exercise Price
Outstanding at beginning of period	933,462	$1.33
Granted	-	-
Exercised	-	-
Cancelled	(72,844)	1.46
Outstanding at end of period	860,618	1.31

Exercisable at end of period	567,108	1.56

The Black-Scholes option-pricing model is used to estimate the fair value of options granted under the Company’s stock option plan. There were no options granted during the six months ended December 31, 2011.

As of December 31, 2011, there was $68,445 of unrecognized stock-based compensation cost related to grants under the stock option plan that is expected to be expensed over a weighted-average period of 4 years. There was $3,909 of intrinsic value for options outstanding as of December 31, 2011.

NOTE 4.  COMPREHENSIVE INCOME (LOSS)

For the three and six months ended December 31, 2011 and 2010, comprehensive income (loss) was equal to the net income (loss) as presented in the accompanying condensed consolidated statements of operations.

NOTE 5.  INVENTORIES

Inventories consisted of the following:

	December 31, 2011	June 30, 2011
Raw materials	$2,375,172	2,329,536
Finished goods	3,807,131	3,656,027
Inventory obsolescence reserve	(348,878)	(337,748)
	$5,833,425	5,647,815

NOTE 6.  RELATED-PARTY TRANSACTIONS

The Company leases office and warehouse space in Detroit, Michigan; Hopkins, Minnesota; and Pleasanton, California from three stockholders and former independent distributors on an annual basis under operating lease arrangements. Management believes the lease agreements are on an arms-length basis and the terms are equal to or more favorable than would be available to third parties. The expense associated with these related-party transactions totaled $39,000 and $57,000 for the three months ended December 31, 2011 and 2010, respectively, and $78,000 and $114,300 for the six months ended December 31, 2011 and 2010, respectively.

NOTE 7.  LINE OF CREDIT

The Company’s revolving line of credit agreement includes covenants requiring the Company to maintain certain financial ratios. As of December 31, 2011, the Company was out of compliance with the “minimum pre-tax income by quarter” covenant (rolling twelve-month calculation); however, the Company received a waiver of compliance from the lender as of December 31, 2011 and for the six months then ended.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our principal business is the distribution, marketing and sale of physical medicine and aesthetic products, many of which we design and manufacture.  We offer a broad line of medical equipment including therapy devices, medical supplies and soft goods, treatment tables and rehabilitation equipment.  Our line of aesthetic products includes aesthetic massage and microdermabrasion devices, as well as skin care products.  Our products are sold to and used primarily by physical therapists, chiropractors, sports medicine practitioners, podiatrists, plastic surgeons, dermatologists and aestheticians.  We operate on a fiscal year ending June 30.  For example, reference to fiscal year 2012 refers to the year ending June 30, 2012.

Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and six months ended December 31, 2011, should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing in Part I, Item 1 of this report, and our Annual Report on Form 10-K for the year ended June 30, 2011, which includes audited financial statements for the year then ended.  Results of operations for the three and six months ended December 31, 2011 are not necessarily indicative of the results that will be achieved for the full fiscal year ending June 30, 2012.

Net Sales

Net sales increased approximately 1% to $8,275,430 for the quarter ended December 31, 2011, compared to $8,199,347 for the quarter ended December 31, 2010.  Net sales for the six months ended December 31, 2011, increased 1% to $16,272,232, compared to $16,118,635 for the same period in 2010.  The increase in sales is mostly attributable to progress in developing business through Group Purchasing Organizations (“GPO’s”) and national accounts contracts secured in the past year.  We began the process of introducing Dynatronics’ branded products to GPO member facilities in March 2011.  This process is expected to gain momentum over the next several quarters and management remains optimistic about the potential of increasing business with these large national accounts and GPO’s.  GPO business is a new market for Dynatronics that holds significant potential, but will also take time to develop.

Gross Profit

Gross profit increased 1.4% to $3,212,958, or 38.8% of net sales, for the quarter ended December 31, 2011, compared to $3,169,441, or 38.7% of net sales, for the quarter ended December 31, 2010.  Gross profit was $6,215,056, or 38.2% of net sales, for the six months ended December 31, 2011, compared to $6,121,274, or 38.0% of net sales, for the six months ended December 31, 2010.  The increase in gross profit during the current quarter and six month periods reflects sales mix that involved a slightly higher percentage of sales through direct sales representatives rather than dealers.  The sales through direct sales representatives are retail sales; sales to dealers are at wholesale pricing.  Going forward, we expect improved sales of higher margin capital equipment along with increased retail level sales through our network of direct sales representatives will sustain current or higher gross profit margins as product sales to GPO members grow and as new products are introduced in coming months.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $52,123 to $2,686,401, or 32.5% of net sales, for the quarter ended December 31, 2011, from $2,634,278, or 32.1% of net sales, for the quarter ended December 31, 2010.  SG&A expenses increased $246,473, to $5,381,268, or 33.1% of net sales, for the six months ended December 31, 2011, from $5,134,795, or 31.9% of net sales, for the six months ended December 31, 2010.  The increase in SG&A expenses for the first six months of fiscal year 2012 reflects higher sales expenses associated with the development of the GPO business, together with improvements made to the Company’s information systems and e-commerce website, and higher personnel costs.   The principal components of these increased SG&A expenses for the quarter ended December 31, 2011 were as follows:

•	$32,760 of higher selling expenses; and
•	$21,221 of higher labor and depreciation expenses.

Partially offsetting these increases was $1,858 in lower general expenses, primarily related to lower bank charges.

The following factors impacted SG&A expenses for the six months ended December 31, 2011, as compared to the same period in 2010:

•	$136,774 of higher selling expenses;
•	$121,600 of higher production labor, license fees and depreciation expenses.

Partially offsetting these increases was $11,901 in lower general expenses, primarily related to lower bank charges, financing fees and amortization expense related to intangibles.

Research and Development Expenses

Research and development (“R&D”) expenses increased $56,342 to $412,861, or 5.0% of sales, in the quarter ended December 31, 2011, compared to $356,519, or 4.3% of sales in the quarter ended December 31, 2010.  R&D expenses increased $62,893, to $769,208 for the six months ended December 31, 2011, from $706,315 for the six months ended December 31, 2010.  We are developing a record number of new products that are expected to be introduced during the last six months of fiscal year 2012.  These development efforts are directly responsible for the significant R&D expenses we are incurring.  We anticipate that R&D expenses will return to more historical levels in coming quarters as we complete development of these new products.  We believe that developing new products is a key element in our growth strategy.  R&D costs are expensed as incurred.

Income Before Income Tax Provision

Pre-tax income for the quarter ended December 31, 2011, totaled $72,179 compared to $113,040 for the quarter ended December 31, 2010.  Pre-tax loss for the six months ended December 31, 2011, totaled $33,750 compared to pre-tax income of $142,777 for the six months ended December 31, 2010.  The $40,861 reduction in income before taxes for the current quarter can be explained primarily by a $56,342 increase in R&D expense compared to the same quarter last year.  For the six-month period ended December 31, 2011, R&D expenses accounted for $62,893 of the $176,527 reduction in income before taxes when compared to the six-month period ended December 31, 2010, with the balance of the difference being attributable to higher sales expense associated with our pursuit of GPO and national account business, higher sales commissions due to greater retail related sales, and increased depreciation and amortization expense related to higher investment levels in information systems.

Income Tax Provision

Income tax provision was $25,845 for the quarter ended December 31, 2011, compared to $45,201 for the quarter ended December 31, 2010.  Income tax benefit was $11,824 for the six months ended December 31, 2011, compared to an income tax provision of $57,926 for the six months ended December 31, 2010.  The effective tax rate for the second quarter of fiscal year 2012 was 35.8% compared to 40.0% for the same period in fiscal year 2010.  The effective tax rate for the six months ended December 31, 2011, was 35.0% compared to 40.6% for the prior year period.  The difference in the effective tax rates is attributable to certain permanent book to tax differences as well as higher R&D tax credits in fiscal year 2012.  While these items are not significant, substantive changes in the tax rate can occur based on our level of profitability.

Net Income

Net income decreased to $46,334 ($.00 per share) for the quarter ended December 31, 2011, compared to $67,839 ($.01 per share) for the quarter ended December 31, 2010.  Net loss totaled $21,926, or $.00 per share, for the six months ended December 31, 2011, compared to net income of $84,851, or $.01 per share, for the six months ended December 31, 2010.  The decrease in earnings for the quarter and six months ended December 31, 2011, compared to the prior year periods was a result primarily of the higher selling, depreciation and R&D expenses discussed above.  The increase in expenses was partially offset by higher sales, improved gross profit margins, and lower interest expense.

Liquidity and Capital Resources

We have financed operations through available cash reserves and borrowings under a line of credit with a bank.  Working capital was $4,112,347 as of December 31, 2011, inclusive of the current portion of long-term obligations and credit facilities, compared to working capital of $4,552,731 as of June 30, 2011.   In connection with our ongoing stock buyback program, during the quarter ended September 30, 2011, we used cash of approximately $301,000 to repurchase approximately 268,000 shares of our common stock in the open market.  No shares were repurchased during the quarter ended December 31, 2011.

The current ratio was 1.6 to 1 as of December 31, 2011, compared to 1.8 to 1 as of June 30, 2011.  Current assets represented 71% of total assets as of December 31, 2011 and 70% of total assets as of June 30, 2011.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, increased $15,110, or 0.4%, to $3,687,238 as of December 31, 2011, compared to $3,672,128 as of June 30, 2011.  Trade accounts receivable represent amounts due from our customers including medical practitioners, clinics, hospitals, colleges and universities and sports teams as well as dealers and distributors that purchase our products for redistribution.  We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers.  Accounts receivable are generally collected within 30 days of the agreed terms.

Inventories

Inventories, net of reserves, increased $185,610, or 3.3%, to $5,833,425 as of December 31, 2011, compared to $5,647,815 as of June 30, 2011.  The amount of inventory we carry fluctuates each period.  A main contributor to those fluctuations is inventory purchases from overseas suppliers which are typically larger purchases.

Accounts Payable

Accounts payable increased $117,986, or 5.5%, to $2,245,149 as of December 31, 2011, from $2,127,163 as of June 30, 2011.  The increase in accounts payable is a result of the timing of our weekly payments to suppliers and the timing of purchases of product components.  Accounts payable are generally not aged beyond the terms of our suppliers.  We generally take advantage of available early payment discounts when offered by our vendors.

Cash and Cash Equivalents

Our cash and cash equivalents position as of December 31, 2011, was $254,460, a decrease of 33.9%, from cash and cash equivalents of $384,904 as of June 30, 2011.  Our cash position varies from quarter to quarter, but typically stays within a range of $200,000 to $400,000.  We expect that cash flows from operating activities, together with amounts available through an existing line of credit facility, will be sufficient to cover operating needs in the ordinary course of business for at least the next twelve months.  If we experience an adverse operating environment, including a further worsening of the general economy in the United States, or unusual capital expenditure requirements, additional financing may be required.  No assurance can be given that additional financing, if required, would be available on terms favorable to us, or at all.

Line of Credit

The outstanding balance on our line of credit increased $359,305 to $2,943,242 as of December 31, 2011, compared to $2,583,937 as of June 30, 2011.  During the quarter ended September 30, 2011, borrowings of approximately $301,000 were used to repurchase approximately 268,000 shares of the Company’s common stock in the open market.  No shares were repurchased during the quarter ended December 31, 2011.  Interest on the line of credit is based on the 90-day LIBOR rate (0.58% as of December 31, 2011) plus 3%.  The line of credit is collateralized by accounts receivable and inventories.  Borrowing limitations are based on approximately 45% of eligible inventory and up to 80% of eligible accounts receivable, up to a maximum credit facility of $7,000,000.  Interest payments on the line are due monthly.  As of December 31, 2011, the borrowing base was approximately $4,960,000, resulting in approximately $2,017,000 available on the line.  The line of credit includes covenants requiring us to maintain certain financial ratios.  As of December 31, 2011, we were in compliance with all loan covenants with the exception of the covenant regarding the minimum amount of pre-tax income, measured on a rolling four quarter basis.  This covenant was not met due primarily to high R&D expenses.  However, the bank has granted a waiver for this covenant as of December 31, 2011 and for the period then ended. The line of credit expires on December 15, 2012.

We believe that amounts available under the line of credit as well as cash generated from operating activities will continue to be sufficient to meet our operating requirements.

Debt

Long-term debt, excluding current installments decreased $139,984 to $2,098,433 as of December 31, 2011, compared to $2,238,417 as of June 30, 2011.  Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee.  The principal balance on the mortgage loans is approximately $2,274,000 with monthly principal and interest payments of $37,503.

Inflation and Seasonality

Our revenues and net income have not been unusually affected by inflation or price increases for raw materials and parts from vendors.

Stock Repurchase Plan

We have a stock repurchase plan that has been ongoing since 2003.  Purchases of shares may be made from time-to-time, in the open market, through block trades or otherwise, and are based on market conditions, the level of our cash balances, general business opportunities, and other factors.  Our Board of Directors periodically approves the dollar amounts for share repurchases under the plan.  As of December 31, 2011, $848,450 remained available under the plan for purchases.  There is no expiration date for the plan.

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

Inventory Reserves

The nature of our business requires that we maintain sufficient inventory on hand at all times to meet the requirements of our customers.  We record finished goods inventory at the lower of standard cost, which approximates actual costs (first-in, first-out) or market.  Raw materials are recorded at the lower of cost (first-in, first-out) or market.  Inventory valuation reserves are maintained for the estimated impairment of the inventory.  Impairment may be a result of slow-moving or excess inventory, product obsolescence or changes in the valuation of the inventory. In determining the adequacy of reserves, we analyze the following, among other things:

•	Inventory quantities on hand;
•	Product acceptance in the marketplace;
•	Customer demand;
•	Historical sales;
•	Forecast sales;
•	Product obsolescence;
•	Technological innovations; and
•	Character of the inventory as a distributed item, finished manufactured item or raw material.

Any modifications to estimates of inventory valuation reserves are reflected in the cost of goods sold within the statement of operations during the period in which such modifications are determined necessary by management.  As of December 31, 2011 and June 30, 2011, our inventory valuation reserve balance, which established a new cost basis, was $348,878 and $337,748, respectively, and our inventory balance was $5,833,425 and $5,647,815, net of reserves, respectively.

Revenue Recognition

Sales revenues are recorded when products are shipped, title has passed to the customer, and collection of any resulting receivable is reasonably assured.  Amounts billed for shipping and handling of products are recorded as sales revenue.  Costs for shipping and handling of products to customers are recorded as cost of sales.

Allowance for Doubtful Accounts

We must make estimates of the collectability of accounts receivable.  In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.  Our accounts receivable balance was $3,687,238 and $3,672,128, net of allowance for doubtful accounts of $350,741 and $293,436, as of December 31, 2011 and June 30, 2011, respectively.

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

Business Plan and Outlook

In calendar 2011, we announced the signing of contracts with four GPOs:  Premier, Inc., Amerinet, Inc., FirstChoice Cooperative and Champs Group Purchasing.  These GPOs represent tens of thousands of clinics and hospitals around the nation.  With the broader offering of products now available through our catalog and e-commerce website, we are better able to compete for this high volume business.  Over the past two years, we have also been successful in becoming a preferred vendor to many national and regional accounts.  We believe these contract signings represent important milestones toward our goal of expanding our customer base and increasing our market share.

The contracts with the GPOs represent a license to solicit business directly from the members of the respective GPOs.  The GPOs do not order any product directly.  They serve the function of negotiating favorable pricing terms on behalf of their members.  Most GPO members are loyal to the GPOs in which they have membership and will not typically consider vendors that are not on contract.

Our contract with Amerinet, Inc. allows us to sell capital equipment to its 51,000 clinic members.  Capital equipment typically includes non-commodity products over $150 in price.  While we may solicit supply-type business from Amerinet customers, we are not under contract to do so.  Our contract with FirstChoice Cooperative covers all products that we offer to its 20,000 members.  Our contract with Premier, Inc. is to provide products to its members in the “colleges and universities and alternate markets” category which is a subset of its total membership.  We expect to realize broader benefits under the Premier Inc. agreement as our involvement with this GPO exposes our products to all of its 95,000 “healthcare” category members.  We anticipate this exposure will create interest and possibilities for additional business from these healthcare members.  Some of Premier, Inc.’s healthcare members, including Champs Group Purchasing, have negotiated contracts with us directly to obtain access to our products.  These contracts present us with significant opportunities for increasing sales in markets that have previously been unavailable to us.  Cultivating business through these GPO contracts and seeking additional contracts with other GPOs is a major focal point of our strategy for building our business.

While sales to GPO-related accounts have increased by 42% since the contracts became effective last March, that 42% increase only translates into an annual pace of approximately $700,000 in increased sales.   Management had expected to attain a higher pace after ten months of effort.  Nevertheless, the trend of sales to GPO members continues to rise.  While the slope of the line is not as steep as we would like, we remain optimistic regarding the potential of these accounts.  We are currently in discussion with two additional GPO’s that anticipate issuing new contracts during calendar 2012.  We are working with these groups to have the best opportunity possible to obtain contracts with them.

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

Over the past few years, consolidations in our market have changed the landscape of our industry’s distribution channels.  At the present time, we believe that there remain only two companies with a national direct sales force selling proprietary and distributed products: Dynatronics and Patterson Medical.  All other distribution in our market is directed through catalog companies with no direct sales force, or through independent local dealers that have limited geographical reach.  In the past year, we have reinforced our direct sales team to include over 50 direct sales employees and independent sales representatives.  In addition to these direct sales representatives, we continue to enjoy a strong relationship with scores of independent dealers.  We believe we have the best trained and most knowledgeable sales force in the industry.  The changes taking place within our market provide a unique opportunity for us to grow market share in the coming years through recruitment of high-quality sales representatives and dealers.

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

The passage in 2010 of the Patient Protection and Affordable Care Act along with the Health Care and Educational Reconciliation Act will affect our future operations.  The addition of millions to the rolls of the insured will increase demand for services.  That increased demand could lead to increased sales of our products.  The magnitude of those increases is difficult to assess at this time.  A negative impact of this legislation as enacted is its imposition of an excise tax on all manufacturers of medical devices.  Barring a change in the statute, we estimate that this tax would be approximately $300,000 to $400,000 annually for Dynatronics.  Because of the phase-in of various provisions in the legislation, the full effects on our business and industry are not expected to be felt until 2013 at the earliest.  This makes it difficult to project the full impact this legislation will have on our business in future periods.  There is also a possibility that future Congresses will amend the legislation prior to it becoming fully effective or the courts may rule all or part of the legislation unconstitutional.  In addition, rule-making under the law is not yet complete.  In the meantime, we are working to take full advantage of every opportunity presented by this legislation to increase sales and to offset any negative effects that may accompany those opportunities.

We continue to focus research and development efforts on new product innovation and enhancing existing products.  The scope of our R&D effort is more significant than at any time in our history.  More new products are scheduled for introduction during calendar 2012 than we have ever done in any other calendar year.  Most of the new products should be released in the first half of calendar 2012.  The commitment to innovation of high-quality products has been a hallmark of Dynatronics and will continue throughout the coming year.  This renewed emphasis on R&D contributed in large part to the lower profitability we experienced over the past year and expect this trend will continue for the first three quarters of fiscal year 2012.  R&D costs for us have been cyclical in nature.  The current higher costs are reflective of the fact we are in a more intense part of the development cycle.  Once the new products are introduced, R&D costs are expected to cycle back to a lower level until the next new products are further advanced in the development cycle.  Management is confident the short-term costs associated with the more intense part of the development cycle will yield long-term benefits and are important to assuring that we maintain our reputation for being an innovator and leader in product development in the industry.

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

The strategic decision four years ago to merge with key dealers and vertically integrate our operations has opened new opportunities for us to expand our distribution operations.  Historically, we have been a manufacturer and designer of physical medicine and aesthetic products that also distributed a limited number of products from other manufacturers.  Our business model is transforming with our sales of other manufacturers’ products now representing a greater share of our overall sales.  Manufactured products continue to provide the majority of gross profit margin, but the growth trends we are forecasting indicate greater growth potential for distributed products over manufactured products.  Therefore, during fiscal year 2012 we will evaluate ways of improving our business model to better reflect our growing role as a distributor of other manufacturers’ products.

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

•	Focusing international sales efforts on identifying key distributors and strategic partners who could represent the Company’s product line, particularly in Europe.

•	Improving efficiencies as a distributor of other manufacturers’ products and considering ways to enhance our role as a distributor and not just a manufacturer.
•	Exploring strategic business alliances that will leverage and complement our competitive strengths, increase market reach and supplement capital resources.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks.  Market risk is the potential risk of loss arising from adverse changes in market prices and rates.  We do not enter into derivative or other financial instruments for trading or speculative purposes.  There have been no material changes in our market risk during the quarter ended December 31, 2011, although the general weakness in the U.S. economy is expected to lead to greater discounting market-wide to stimulate sales in a declining economic environment.  In addition, further weakening of the economy could result in greater risks of collections of accounts receivable.

Our primary market risk exposure is interest rate risk.  As of December 31, 2011, approximately $4,226,000 of our debt bore interest at variable rates.  Accordingly, our net income is affected by changes in interest rates.  For every one hundred basis point change in the average interest rate under our existing debt, our annual interest expense would change by approximately $42,260.

In the event of an adverse change in interest rates, we could take actions to mitigate our exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions.

Item 4.   Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of December 31, 2011, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  The purpose of this evaluation was to determine whether, as of the evaluation date, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our management has concluded, that our disclosure controls and procedures were effective as of December 31, 2011.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

10.7	Building Lease Agreement with The Rajala Family Trust dated June 30, 2009

10.8	Executive Employment Agreement (Beardall) (previously filed as exhibit to Current Report on Form 8-K, filed with the Commission on March 7, 2011)

11	Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)

31.1	Certification under Rule 13a-14(a)/15d-14(a) of principal executive officer (filed herewith)

31.2	Certification under Rule 13a-14(a)/15d-14(a) of principal financial officer (filed herewith)

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)

101.xbrl	XBRL Instance

101.ins	XBRL Schema

101.cal	XBRL Calculation

101.def	XBRL Definition

101.lab	XBRL Label

101.pre	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNATRONICS CORPORATION
Registrant

Date February 14, 2012	/s/ Kelvyn H. Cullimore, Jr.
Kelvyn H. Cullimore, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date February 14, 2012	/s/ Terry M. Atkinson, CPA
Terry M. Atkinson, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)