Form 10-Q
period 2012-03-31
DYNATRONICS CORP
filed 2012-05-15
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares outstanding of the registrant’s common stock, no par value, as of May 10, 2012 is 12,688,650.

DYNATRONICS CORPORATION
FORM 10-Q
QUARTER ENDED MARCH 31, 2012

DYNATRONICS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	March 31, 2012	June 30, 2011

Current assets:
Cash and cash equivalents	$218,536	384,904
Trade accounts receivable, less allowance for doubtful accounts of $370,266 as of March 31, 2012 and $293,436 as of June 30, 2011	3,766,299	3,672,128
Other receivables	20,885	14,164
Inventories, net	6,117,273	5,647,815
Prepaid expenses and other	253,829	266,439
Prepaid income taxes	3,473	28,754
Current portion of deferred income tax assets	446,892	418,607

Total current assets	10,827,187	10,432,811

Property and equipment, net	3,926,994	3,722,749
Intangible assets, net	335,874	369,352
Other assets	286,613	294,269
Deferred income tax assets, net of current portion	25,891	-

Total assets	$15,402,559	14,819,181

Liabilities and Stockholders' Equity

Current liabilities:
Current portion of long-term debt	$389,851	368,135
Line of credit	3,728,445	2,583,937
Warranty reserve	185,245	185,245
Accounts payable	2,189,873	2,127,163
Accrued expenses	324,524	379,336
Accrued payroll and benefits expense	342,185	236,264

Total current liabilities	7,160,123	5,880,080

Long-term debt, net of current portion	2,016,782	2,238,417
Deferred income tax liabilities, net of current portion	-	85,525

Total liabilities	9,176,905	8,204,022

Commitments and contingencies

Stockholders' equity:
Common stock, no par value: Authorized 50,000,000 shares; issued 12,800,211 shares as of March 31, 2012 and 13,060,392 shares as of June 30, 2011	7,167,228	7,417,244
Accumulated deficit	(941,574)	(802,085)

Total stockholders' equity	6,225,654	6,615,159

Total liabilities and stockholders' equity	$15,402,559	14,819,181

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2012	2011	2012	2011

Net sales	$7,653,586	8,383,842	23,925,818	24,502,477
Cost of sales	4,808,629	5,159,450	14,865,805	15,156,811
Gross profit	2,844,957	3,224,392	9,060,013	9,345,666

Selling, general, and administrative expenses	2,667,867	2,640,053	8,049,134	7,774,848
Research and development expenses	361,912	339,258	1,131,120	1,045,573
Operating income (loss)	(184,822)	245,081	(120,241)	525,245

Other income (expense):
Interest income	98	10,735	15,613	14,889
Interest expense	(65,068)	(70,964)	(194,659)	(224,431)
Other income, net	4,352	9,985	20,097	21,912
Net other income (expense)	(60,618)	(50,244)	(158,949)	(187,630)

Income (loss) before income taxes	(245,440)	194,837	(279,190)	337,615

Income tax benefit (provision)	127,877	(77,577)	139,701	(135,503)

Net income (loss)	$(117,563)	117,260	(139,489)	202,112

Basic and diluted net income (loss) per common share	$(0.01)	0.01	(0.01)	0.02

Weighted-average common shares outstanding:
Basic	12,798,221	13,419,612	12,850,947	13,413,636
Diluted	12,798,221	13,457,483	12,850,947	13,428,338

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	March 31
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(139,489)	202,112
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	300,768	270,820
Amortization of intangible assets	33,478	62,405
Stock-based compensation expense	51,392	37,096
Change in deferred income tax assets	(139,701)	191,703
Provision for doubtful accounts receivable	81,000	81,000
Provision for inventory obsolescence	90,000	60,000
Change in operating assets and liabilities:
Receivables	(181,892)	(172,656)
Inventories	(559,458)	157,297
Prepaid expenses and other assets	20,266	(65,625)
Prepaid income taxes	27,771	-
Accounts payable and accrued expenses	111,329	106,657
Net cash provided by (used in) operating activities	(304,536)	930,809

Cash flows from investing activities:
Capital expenditures	(474,197)	(269,794)
Net cash used in investing activities	(474,197)	(269,794)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	45,341	-
Principal payments on long-term debt	(276,076)	(291,854)
Net change in line of credit	1,144,508	(103,829)
Purchase and retirement of common stock	(301,408)	(400,886)
Net cash provided by (used in) financing activities	612,365	(796,569)

Net change in cash and cash equivalents	(166,368)	(135,554)

Cash and cash equivalents at beginning of the period	384,904	383,756

Cash and cash equivalents at end of the period	$218,536	248,202

Supplemental disclosures of cash flow information:
Cash paid for interest	$192,436	225,858
Cash paid for income taxes	2,100	51,517
Supplemental disclosure of non-cash investing and financing activities:
Long-term debt incurred for purchase of property and equipment	44,334	-

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1.  PRESENTATION

The condensed consolidated balance sheets as of March 31, 2012 and June 30, 2011, and the condensed consolidated statements of operations for the three and nine months ended March 31, 2012 and 2011, and the condensed consolidated statements of cash flows for the nine months ended March 31, 2012 and 2011 were prepared by Dynatronics Corporation (the “Company”) without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the Company’s financial position, results of operations and cash flows.  The results of operations for the three and nine months ended March 31, 2012 are not necessarily indicative of the results of operations for the fiscal year ending June 30, 2012.  The Company previously filed with the SEC an annual report on Form 10-K which included audited financial statements for each of the two years ended June 30, 2011 and 2010.  It is suggested that the financial statements contained in this Form 10-Q be read in conjunction with the financial statements and notes thereto contained in the Company’s most recent Form 10-K.

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

The reconciliations between the basic and diluted weighted-average number of common shares outstanding for the three and nine months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2012	2011	2012	2011
Basic weighted-average number of common shares outstanding during the period	12,798,221	13,419,612	12,850,947	13,413,636
Weighted-average number of dilutive common stock options outstanding during the period	-	37,871	-	14,702
Diluted weighted-average number of common and common equivalent shares outstanding during the period	12,798,221	13,457,483	12,850,947	13,428,338

Outstanding options for common shares not included in the computation of diluted net income (loss) per common share, because they were anti-dilutive, for the three months ended March 31, 2012 and 2011 totaled 829,375 and 781,120, respectively, and for the nine months ended March 31, 2012 and 2011 totaled 718,046 and 868,178, respectively.

NOTE 3. STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the employee’s requisite service period. The Company recognized $19,063 and $13,020 in stock-based compensation expense during the three months ended March 31, 2012 and 2011, respectively, and  recognized $51,392 and $37,096 in stock-based compensation expense during the nine months ended March 31, 2012 and 2011, respectively.  These expenses were recorded as selling, general and administrative expenses in the condensed consolidated statements of operations.

Stock Options.  The Company maintains a 2005 equity incentive plan for the benefit of employees.  Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other stock-based awards may be granted under the plan.  Awards granted under the plan may be performance-based.  As of March 31, 2012, there were 466,161 shares of common stock authorized and reserved for issuance, but not granted under the terms of the 2005 equity incentive plan, as amended.

The following table summarizes the Company’s stock option activity during the nine-month period ended March 31, 2012.

	Number of Options	Weighted-Average Exercise Price
Outstanding at beginning of period	933,462	$1.33
Granted	52,277	.82
Exercised	-	-
Cancelled	(85,568)	1.48
Outstanding at end of period	900,171	1.28

Exercisable at end of period	557,400	1.50

The Black-Scholes option-pricing model is used to estimate the fair value of options granted under the Company’s stock option plan. The weighted-average fair values of stock options granted under the plan for the nine months ended March 31, 2012 and 2011 were based on the following assumptions at the date of grant as follows:

	Nine Months Ended March 31,
	2012	2011
Expected dividend yield	0%	0%
Expected stock price volatility	69%	60 – 64%
Risk-free interest rate	2.09%	2.50 – 3.43%
Expected life of options	10 years	10 years
Weighted-average grant date fair value	$0.62	$0.53

Expected option lives and volatilities are based on historical data of the Company. The risk-free interest rate is based on the U.S. Treasury Bills rate on the grant date for constant maturities that correspond with the option life. Historically, the Company has not declared dividends and there are no future plans to do so.

As of March 31, 2012, there was $68,952 of unrecognized stock-based compensation cost related to grants under the stock option plan that is expected to be expensed over a weighted-average period of 4 years. There was $9,644 of intrinsic value for options outstanding as of March 31, 2012.

NOTE 4.  COMPREHENSIVE INCOME (LOSS)

For the three and nine months ended March 31, 2012 and 2011, comprehensive income (loss) was equal to the net income (loss) as presented in the accompanying condensed consolidated statements of operations.

NOTE 5.  INVENTORIES

Inventories consisted of the following:

	March 31, 2012	June 30, 2011
Raw materials	$2,478,560	2,329,536
Finished goods	3,950,197	3,656,027
Inventory obsolescence reserve	(311,484)	(337,748)
	$6,117,273	5,647,815

NOTE 6.  RELATED-PARTY TRANSACTIONS

The Company leases office and warehouse space in Detroit, Michigan; Hopkins, Minnesota; and Pleasanton, California from three stockholders and former independent distributors on an annual basis under operating lease arrangements. Management believes the lease agreements are on an arms-length basis and the terms are equal to or more favorable than would be available to third parties. The expense associated with these related-party transactions totaled $39,000 and $57,000 for the three months ended March 31, 2012 and 2011, respectively, and $117,000 and $171,300 for the nine months ended March 31, 2012 and 2011, respectively.

NOTE 7.  LINE OF CREDIT

The Company’s revolving line of credit agreement includes covenants requiring the Company to maintain certain financial ratios. As of March 31, 2012, the Company was out of compliance with both the “debt service coverage” and the “minimum working capital” covenants, however, the Company received a waiver of compliance from the lender as of March 31, 2012 and for the nine months then ended. All borrowings under the line of credit are presented as current liabilities in the accompanying condensed consolidated balance sheet.

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

Recent Developments

In March 2012, we introduced the new Dynatron Quad7 therapy device to the market. The innovative Quad7 utilizes thermoelectric technology and is designed to deliver thermal (hot or cold) and compression therapy through a variety of wraps and innovative ThermoStim Probes. In addition, the ThermoStim Probes are capable of delivering a combination thermal therapy and electrotherapy treatment concurrently.  The Quad7 has the flexibility to offer seven different treatments dramatically expanding both the variety and location of conditions that can be treated.  The Dynatron Quad7 employs state-of-the-art technology providing precise temperature control while moving beyond the current standard by eliminating the need for ice in providing thermal therapy.  The thermal therapy in our Quad7 device is achieved via a thermoelectric computer chip.

Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended March 31, 2012, should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing in Part I, Item 1 of this report, and our Annual Report on Form 10-K for the year ended June 30, 2011, which includes audited financial statements for the year then ended.  Results of operations for the three and nine months ended March 31, 2012 are not necessarily indicative of the results that will be achieved for the full fiscal year ending June 30, 2012.

Net Sales

Net sales decreased approximately 8.7% to $7,653,586 for the quarter ended March 31, 2012, compared to $8,383,842 for the quarter ended March 31, 2011.  The $730,256 decrease in sales is primarily attributable to the following factors: 1) the apparent insolvency and interruption of purchases by a large, independent distributor that historically purchased between $150,000 to $250,000 per quarter; 2) lower sales of capital equipment, likely due, in part, to the anticipation of new product introductions in May 2012; and 3) renewed softness of the U.S. economy which reported general weakness in this quarter for durable, manufactured goods.  The Company expects several new products introduced this fiscal year will help to boost sales going forward.  Net sales for the nine months ended March 31, 2012, decreased 2.4% to $23,925,818, compared to $24,502,477 for the same period in 2011.  It should be noted that most of the decrease in sales for the nine month period occurred in the quarter ended March 31.  Prior to that time, as previously reported in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, sales were trending slightly upward.  We expect that sales of the new products to be introduced during the fourth fiscal quarter of 2012 and the first fiscal quarter of 2013 will increase net sales in those periods.

Gross Profit

Gross profit decreased 11.8% to $2,844,957, or 37.2% of net sales, for the quarter ended March 31, 2012, compared to $3,224,392, or 38.5% of net sales, for the quarter ended March 31, 2011.  Gross profit was $9,060,013, or 37.9% of net sales, for the nine months ended March 31, 2012, compared to $9,345,666, or 38.1% of net sales, for the nine months ended March 31, 2011.  The decrease in gross profit during the current quarter and nine-month period reflects the decrease in total sales discussed above and, in particular, lower sales of capital equipment which carry higher margins compared to medical supplies and treatment tables.  Looking ahead, we expect to generate improved sales of higher margin capital equipment as our new products are introduced to the market.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $27,814 to $2,667,867, or 34.9% of net sales, for the quarter ended March 31, 2012, from $2,640,053, or 31.5% of net sales, for the quarter ended March 31, 2011.  SG&A expenses increased $274,286, to $8,049,134, or 33.6% of net sales, for the nine months ended March 31, 2012, from $7,774,848, or 31.7% of net sales, for the nine months ended March 31, 2011.  The increase in SG&A expenses for the first nine months of fiscal year 2012 reflects higher sales expenses associated with the development of the Group Purchasing Organization (“GPO”) business, together with improvements made to the Company’s information systems and e-commerce website, and higher personnel costs.  The following factors impacted SG&A expenses for the nine months ended March 31, 2012, as compared to the same period in 2011:

•	$122,937 of higher selling expenses;

•	$145,156 of higher production labor, license fees and depreciation expenses;

•	$6,193 of higher general expenses including higher regulatory and compliance costs

The Company has identified over $800,000 of annual cost reductions which we plan to implement immediately to 1) reduce labor costs through a reduction in force; 2) reduce overhead costs; and 3) improve operating efficiencies.  We anticipate to begin to see benefits from these cost reductions in future periods beginning in the quarter ending June 30, 2012.

Research and Development Expenses

Research and development (“R&D”) expenses increased $22,654 to $361,912, or 4.7% of sales, in the quarter ended March 31, 2012, compared to $339,258, or 4.0% of sales in the quarter ended March 31, 2011.  R&D expenses increased $85,547 to $1,131,120 for the nine months ended March 31, 2012, from $1,045,573 for the nine months ended March 31, 2011.  In March 2012, we introduced the Dynatron Quad7, the first of several new product introductions anticipated to be made in fiscal year 2012.  We are completing the development of additional new products that are expected to be introduced during the next six months.  These development efforts are directly responsible for the significant R&D expenses we are incurring.  We anticipate that R&D expenses will return to more historical levels starting in the fourth fiscal quarter ending June 30.  We believe that developing new products is a key element in our growth strategy.  R&D costs are expensed as incurred.

Income (Loss) Before Income Tax Provision

Pre-tax loss for the quarter ended March 31, 2012, totaled $245,440 compared to pre-tax income of $194,837 for the quarter ended March 31, 2011.  Pre-tax loss for the nine months ended March 31, 2012, totaled $279,190 compared to pre-tax income of $337,615 for the nine months ended March 31, 2011.  The reduction in income before income tax provision for the current quarter and nine-month period resulted from lower sales and gross profits generated during the quarter, along with higher selling, labor, depreciation and R&D expenses.  Lower sales and gross profits resulted from a large, independent distributor that ceased purchasing our products due to its apparent insolvency, together with lower capital equipment sales in anticipation of our new product introductions, and the general weakness in the U.S. economy.  The increase in sales expense was associated with our pursuit of GPO and national account business, while increased depreciation expense was related to increased investments in information systems.  We reported lower interest expense for the quarter and nine months ended March 31, 2012.

Income Tax Provision (Benefit)

Income tax benefit was $(127,877) for the quarter ended March 31, 2012, compared to income tax provision of $77,577 for the quarter ended March 31, 2011.  Income tax benefit was $(139,701) for the nine months ended March 31, 2012, compared to an income tax provision of $135,503 for the nine months ended March 31, 2011.  The effective tax rate for the third quarter of fiscal year 2012 was 52.1% compared to 39.8% for the same period in fiscal year 2011.  The effective tax rate for the nine months ended March 31, 2012, was 50.0% compared to 40.1% for the prior year period.  The difference in the effective tax rates is attributable to higher R&D tax credits in fiscal year 2012 as well as certain permanent book to tax differences.

Net Income (Loss)

Net loss was $(117,563) or $(.01) per share for the quarter ended March 31, 2012, compared to net income of $117,260 or $.01 per share for the quarter ended March 31, 2011.  Net loss totaled $(139,489), or $(.01) per share, for the nine months ended March 31, 2012, compared to net income of $202,112, or $.02 per share, for the nine months ended March 31, 2011.  The decrease in earnings per share for the quarter and nine months ended March 31, 2012 compared to the prior year periods reflects the cumulative effect of the various components discussed above.

Liquidity and Capital Resources

We have financed operations through available cash reserves and borrowings under a line of credit with a bank.  Working capital was $3,667,064 as of March 31, 2012, inclusive of the current portion of long-term obligations and credit facilities, compared to working capital of $4,552,731 as of June 30, 2011.  In connection with our ongoing stock buyback program, during the quarter ended September 30, 2011, we used cash of approximately $301,000 to repurchase approximately 268,000 shares of our common stock in the open market.  No shares were repurchased during the quarters ended December 31, 2011 or March 31, 2012.  In addition, capital expenditures required for tooling related to new products as well as investments in information systems infrastructure including the ongoing improvement to our electronic sales systems contributed to lower working capital by increasing long-term assets using short-term borrowings.

The current ratio was 1.5 to 1 as of March 31, 2012, compared to 1.8 to 1 as of June 30, 2011.  Current assets remained consistent at 70% of total assets as of both March 31, 2012 and June 30, 2011.

Cash and Cash Equivalents

Our cash and cash equivalents position as of March 31, 2012, was $218,536, a decrease of 43.2%, from cash and cash equivalents of $384,904 as of June 30, 2011.  Our cash position varies from quarter to quarter, but typically stays within a range of $200,000 to $400,000.  We expect that cash flows from operating activities, together with amounts available through an existing line-of-credit facility, will be sufficient to cover operating needs in the ordinary course of business for at least the next twelve months.  If we experience an adverse operating environment, including a further worsening of the general economy in the United States, or unusual capital expenditure requirements, additional financing may be required.  No assurance can be given that additional financing, if required, would be available on terms favorable to us, or at all.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, increased $94,171, or 2.6%, to $3,766,299 as of March 31, 2012, compared to $3,672,128 as of June 30, 2011.  Trade accounts receivable represent amounts due from our customers including medical practitioners, clinics, hospitals, colleges and universities and sports teams as well as dealers and distributors that purchase our products for redistribution.  We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers.  Accounts receivable are generally collected within 30 days of the agreed terms.

Inventories

Inventories, net of reserves, increased $469,458, or 8.3%, to $6,117,273 as of March 31, 2012, compared to $5,647,815 as of June 30, 2011.  Higher inventory levels as of March 31, 2012 reflect the Company’s acquisition of component parts for new products that are being introduced in the next 60-90 days.

Accounts Payable

Accounts payable increased $62,710, or 2.9%, to $2,189,873 as of March 31, 2012, from $2,127,163 as of June 30, 2011.  The increase in accounts payable is a result of the timing of our weekly payments to suppliers and the timing of purchases of product components.  Accounts payable are generally not aged beyond the terms of our suppliers.  We generally take advantage of available early payment discounts when offered by our vendors.

Line of Credit

The outstanding balance on our line of credit increased $1,144,508 to $3,728,445 as of March 31, 2012, compared to $2,583,937 as of June 30, 2011.  During the quarter ended September 30, 2011, borrowings of approximately $301,000 were used to repurchase approximately 268,000 shares of the Company’s common stock in the open market.  No shares were repurchased during the quarters ended December 31, 2011 or March 31, 2012.  Increases in inventory balances to accommodate manufacturing of new products, capital expenditures for tooling of new product  parts and information systems infrastructure also contributed to increased borrowings.  Finally, operating losses were financed through increased borrowings from the line of credit.  Interest on the line of credit is based on the 90-day LIBOR rate (0.47% as of March 31, 2012) plus 3%.  The line of credit is collateralized by accounts receivable and inventories.  Borrowing limitations are based on approximately 45% of eligible inventory and up to 80% of eligible accounts receivable, up to a maximum credit facility of $7,000,000.  Interest payments on the line are due monthly.  As of March 31, 2012, the borrowing base was approximately $5,190,000, resulting in approximately $1,462,000 of available credit on the line.  The line of credit includes covenants requiring us to maintain certain financial ratios.  As of March 31, 2012, we were not in compliance with the loan covenants, however, the bank has granted a waiver for the covenants as of March 31, 2012 and for the period then ended. The line of credit expires on December 15, 2012 and therefore the full amount of borrowings under the line of credit is presented as current liabilities in the accompanying condensed consolidated March 31 balance sheet.

We believe that amounts available under the line of credit as well as cash generated from operating activities will continue to be sufficient to meet our operating requirements.

Debt

Long-term debt, excluding current installments decreased $221,635 to $2,016,782 as of March 31, 2012, compared to $2,238,417 as of June 30, 2011.  Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee.  The principal balance on the mortgage loans is approximately $2,197,000 with monthly principal and interest payments of $37,503.

Inflation and Seasonality

Our revenues and net income have not been unusually affected by inflation or price increases for raw materials and parts from vendors.

Stock Repurchase Plan

We have a stock repurchase plan that has been ongoing since 2003.  Purchases of shares may be made from time-to-time, in the open market, through block trades or otherwise, and are based on market conditions, the level of our cash balances, general business opportunities, and other factors.  Our Board of Directors periodically approves the dollar amounts for share repurchases under the plan.  As of March 31, 2012, $848,450 remained available under the plan for purchases.  There is no expiration date for the plan.

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

Any modifications to estimates of inventory valuation reserves are reflected in cost of goods sold within the statement of operations during the period in which such modifications are determined necessary by management.  As of March 31, 2012 and June 30, 2011, our inventory valuation reserve balance, which established a new cost basis, was $311,484 and $337,748, respectively, and our inventory balance was $6,117,273 and $5,647,815, net of reserves, respectively.

Revenue Recognition

Sales revenues are recorded when products are shipped, title has passed to the customer, and collection of any resulting receivable is reasonably assured.  Amounts billed for shipping and handling of products are recorded as sales revenue.  Costs for shipping and handling of products to customers are recorded as cost of sales.

Allowance for Doubtful Accounts

We must make estimates of the collectability of accounts receivable.  We analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.  Our accounts receivable balance was $3,766,299 and $3,672,128, net of allowance for doubtful accounts of $370,266 and $293,436, as of March 31, 2012 and June 30, 2011, respectively.

Deferred Income Tax Assets

At each reporting date, our management performs an analysis of the deferred income tax assets and their recoverability.  Based on several factors, including our earnings history of pre-tax profit averaging over $500,000 per year in 19 of the last 22 fiscal years, we believe that it is more likely than not that all of the net deferred income tax assets will be realized.

Business Plan and Outlook

In March 2012, we introduced the new Dynatron Quad7 therapy device to the market. The innovative Quad7 utilizes thermoelectric technology to deliver thermal therapy (either cold or hot therapy) combined with compression treatments through a variety of wraps and innovative ThermoStim Probes. In addition, the ThermoStim Probes are designed to allow for delivery of electrotherapy treatments concurrent with thermal therapy.  Initial demand for this new product has been encouraging.  We expect the sales of the Quad7 to begin to impact revenues during the quarter ending June 30, 2012.  The Quad7 has the flexibility to offer seven different treatments, dramatically expanding both the variety and location of conditions that can be treated.  The Quad7 employs state-of-the-art technology providing precise temperature control moving beyond the current technology by eliminating the need for ice.  Thermal therapy in our Quad7 is achieved instead by using a thermoelectric computer chip.

During fiscal year 2012, we have focused our research and development efforts on new product innovation and enhancing existing product lines.  The scope of that R&D effort has been more significant than at any time in our history.  More new products are scheduled for introduction during calendar 2012 than we have introduced in any other calendar year.  Most of the new products should be released prior to the end of the fourth fiscal quarter ending June 30, 2012.  The commitment to innovation of high-quality products has been a hallmark of Dynatronics and will continue throughout the coming year.  This renewed emphasis on R&D contributed in large part to the lower profitability we experienced over the past two years.  R&D costs for us have been cyclical in nature.  The higher costs in fiscal year 2012 reflect the fact that we have been in a more intense part of the development cycle in that period.  However, beginning with the quarter ended March 31, 2012, we have started to see those R&D costs begin to abate as we draw closer to the release of new products.  Once the new products are fully introduced, we expect that R&D costs will cycle back to a lower level in line with historical amounts.  Management is confident the higher costs associated with the more intense part of the development cycle in the short term will yield long-term benefits and are important to assuring that we maintain our reputation in the industry for being an innovator and leader in product development.

In calendar 2011, we announced the signing of contracts with four GPOs:  Premier, Inc., Amerinet, Inc., FirstChoice Cooperative and Champs Group Purchasing.  These GPOs represent tens of thousands of clinics andhospitals around the nation.  With the broader offering of products now available through our catalog and e-commerce website, we are better able to compete for this high volume business.  Over the past two years, we have also been successful in becoming a preferred vendor to many national and regional accounts.  We believe these contract signings represent important milestones toward our goal of expanding our customer base and increasing our market share.

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

While sales to GPO-related accounts have increased by double digits since the contracts became effective in March 2011, management had expected to attain a higher pace after a year of effort.  Nevertheless, we remain optimistic regarding the potential of these accounts.  We are currently in discussion with two additional GPO’s that anticipate issuing new contracts during calendar 2012.  We are working with these groups to have the best opportunity possible to obtain contracts with them.

During calendar 2012, we plan to introduce a new, updated version of our product catalog.  This new catalog will expand our product offering in order to better service the broader needs of GPO’s and national accounts.  It will also provide an excellent new sales tool for all of our sales representatives in the field as well as provide a foundation for expanding our e-commerce platform.

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

Our efforts to prudently reduce costs in the face of some economic uncertainty have made us a leaner operation.  We have identified a number of additional cost saving measures totaling more than $800,000 annually that will be implemented primarily through a reduction in force.  We will continue to be vigilant in maintaining appropriate overhead costs and operating costs while still providing support for anticipated increases in sales.

The strategic decision five years ago to merge with key dealers and vertically integrate our operations has opened new opportunities for us to expand our distribution operations.  Historically, we have been a manufacturer and designer of physical medicine and aesthetic products and also distributed a limited number of products from other manufacturers.  Our current business model is transforming with our sales of other manufacturers’ products now representing a greater share of our overall sales.  Manufactured products continue to provide the majority of gross profit margin, but the growth trends we are forecasting indicate greater growth potential for distributed products over manufactured products.  Therefore, we are evaluating ways of improving our business model to better reflect our growing role as a distributor of other manufacturers’ products.

Based on our defined strategic initiatives, we are focusing our resources in the following areas:

•
Developing new state-of-the-art products, both high-tech and commodity, in fiscal year 2012, primarily for the rehabilitation markets, with costs ramping down beginning with the quarters ending March 31, 2012 and June 30, 2012.

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

•
Improving operational efficiencies by reducing certain personnel and overhead costs, monitoring manufacturing and transactional costs, automating processes, redefining policies and procedures and working to make every customer a profitable customer.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our business is exposed to various market risks.  Market risk is the potential risk of loss arising from adverse changes in market prices and rates.  We do not enter into derivative or other financial instruments for trading or speculative purposes.  There have been no material changes in our market risk during the quarter ended March 31, 2012, although the general weakness in the U.S. economy is expected to lead to greater discounting market-wide to stimulate sales in a declining economic environment.  In addition, further weakening of the economy could result in greater risks of collections of accounts receivable.

Our primary market risk exposure is interest rate risk.  As of March 31, 2012, approximately $4,190,000 of our debt bore interest at variable rates.  Accordingly, our net income is affected by changes in interest rates.  For every one hundred basis point change in the average interest rate under our existing debt, our annual interest expense would change by approximately $41,900.

In the event of an adverse change in interest rates, we could take actions to mitigate our exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions.

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of March 31, 2012, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  The purpose of this evaluation was to determine whether, as of the evaluation date, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our management has concluded, that our disclosure controls and procedures were effective as of March 31, 2012.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5.  Other Information

NASDAQ Minimum Bid Requirement

On November 9, 2011, we received a deficiency letter from the NASDAQ Stock Market, indicating that we had failed to comply with the minimum bid requirement for continued inclusion under Marketplace Rule 4310(c)(4). Under the deficiency notice, our common stock is subject to potential delisting because, for a period of 30 consecutive business days, the bid price of the common stock closed below the minimum $1.00 per share requirement for continued inclusion. NASDAQ allows nine months to comply with the rule and an additional nine months if certain criteria are met.  We believe the deadline for compliance with the rule will be November 5, 2012.  If prior to that date the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ staff may provide written notification that we have achieved compliance with the rule.

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

Related-Party Transactions

We rent office and warehouse space in Pleasanton, California from the Rajala Family Trust, a shareholder of Dynatronics.  The monthly lease payment is $9,000 and the lease term is renewable annually.  In addition, we rent office and warehouse space in Detroit, Michigan from Steve Cyman, a shareholder of the Company.  The monthly lease payment is $3,500 and the lease automatically renews on a semi-annual basis unless it is terminated.  We rent office space in Hopkins, Minnesota from Andy Moore, a shareholder of the Company.  The monthly lease payment is $500 and the lease automatically renews on an annual basis unless it is terminated.  These shareholders are the former owners of three of the dealerships acquired on June 30 and July 2, 2007.  As part of the purchase price for their distribution companies, the Rajala Family Trust, Steve Cyman and Andy Moore were paid with shares of Dynatronics common stock.  Mr. Rajala and Mr. Cyman each beneficially own 5% or more of our outstanding common stock.  Management believes that the monthly rental payments for each facility are comparable to or below market rates for similar properties.

The Company has agreed to repurchase up to $100,000 of Dynatronics common stock from Mr. John Rajala and from Mr. Tony Trolio annually for three years at full market value of the stock price.   These agreements became effective on July 1, 2011 and run through June 30, 2013.  Pursuant to these agreements, Mr. Rajala and Mr. Trolio each sold $100,000 of their stock to the Company during the year ended June 30, 2011, the first year of the agreement.  In addition, Mr. Rajala sold $100,000 of his stock to the Company in April 2012, during the second year of the agreement.

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

10.7	Building Lease Agreement with The Rajala Family Trust dated June 30, 2009 (previously filed)

10.8	Executive Employment Agreement (Beardall) (previously filed as exhibit to Current Report on Form 8-K, filed with the Commission on March 7, 2011)

11	Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)

31.1	Certification under Rule 13a-14(a)/15d-14(a) of principal executive officer (filed herewith)

31.2	Certification under Rule 13a-14(a)/15d-14(a) of principal financial officer (filed herewith)

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)

101 ins	XBRL Instance*

101.xsd	XBRL Schema*

101.cal	XBRL Calculation*

101.def	XBRL Definition*

101.lab	XBRL Label*

101.pre	XBRL Presentation*

*           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNATRONICS CORPORATION
Registrant

Date	May 15, 2012	/s/ Kelvyn H. Cullimore, Jr.
Kelvyn H. Cullimore, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date	May 15, 2012	/s/ Terry M. Atkinson, CPA
Terry M. Atkinson, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)