Form 10-K
period 2012-06-30
DYNATRONICS CORP
filed 2012-09-28
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012.

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

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.     Yes ☐  No ☑

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes☑ No☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12(b)-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Act).   Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of December 30, 2011 (the last day of the registrant’s second fiscal quarter) was approximately $7.7 million, based on the average bid and asked price on that date.

As of September 24, 2012, there were 12,688,650 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

The issuer hereby incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to the registrant’s definitive proxy statement for the fiscal year ended June 30, 2012 to be filed pursuant to Regulation 14A and provided to stockholders subsequent to the filing of this report.

Transitional Small Business Disclosure Format (Check one):  Yes ☐      No ☑

TABLE OF CONTENTS

PART I

PART I

Unless the context otherwise requires, all references in this report to “registrant,” “we,” “us,” “our,” “Dynatronics” or the “Company” refer to Dynatronics Corporation, a Utah corporation and its wholly owned subsidiary.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcomes of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management and other matters.  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information in order to encourage companies to provide prospective information about themselves without fear of litigation, so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Annual Report on Form 10-K or may be incorporated by reference from other documents filed by us with the Securities and Exchange Commission. You can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference in this Annual Report on Form 10-K.  Except as otherwise required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

We have based the forward-looking statements relating to our operations on management’s current expectations, estimates and projections about us and the industry in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to the following:

•	strategies, outlook and growth prospects;
•	future plans and potential for future growth;
•	liquidity, capital resources and capital expenditures;
•	growth in demand for our products;
•	economic outlook and industry trends;
•	development of our markets;
•	the impact of regulatory initiatives;
▪	new state or federal legislation; and
•	the strength of our competitors.

Item 1.   Business

Our Company

Dynatronics is a Utah corporation formed on April 29, 1983.  Our predecessor company, Dynatronics Research Company, was formed in 1979.  Our principal business is the distribution and marketing of physical medicine and aesthetic products many of which we design and manufacture.  We operate on a fiscal year basis, ending June 30.  For example, reference to fiscal year 2012 refers to the fiscal year ended June 30, 2012.  All references to financial statements in this report refer to the consolidated financial statements of Dynatronics Corporation and its subsidiary, Dynatronics Distribution Co. LLC.

Recent Developments

In August 2012, we introduced to the market our new Dynatron® Solaris®Plus line of combination therapy devices that are capable of generating seven waveforms of electrotherapy and our patented three-frequency ultrasound, as well as light therapy through a newly designed hand-held light probe or two light pads.  These newly-designed light pads and probes are the most powerful and reliable light therapy tools we have ever offered.  The light probe includes outputs of up to 1,000 mW of infrared wavelength light, 500 mW of blue wavelength light and 500 mW of red wavelength light.  The SolarisPlus product line consists of four new units, the Dynatron SolarisPlus 709, 708, 706, and 705, as well as the new Tri-Wave light probe and light pads.  These attractive new units provide our most advanced technology and can be mounted on a customized cart for ease of use.  The new cart is expected to be available by October 2012.  This new line of products represents the most comprehensive redesign project in our history and updates the Solaris line of products introduced in 2003.

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

The products we manufacture fall into the following categories:  Physical Medicine Products and Aesthetic Products.

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

We market a broad line of devices that include electrotherapy, ultrasound or a combination of both of these modalities in a single device.  The Dynatron 125 ultrasound and the Dynatron 525 electrotherapy devices target the low-priced segment of the market.  The “50 Series Plus” products offer combinations of electrotherapy and ultrasound modalities at a reasonable cost to the practitioner.  The Dynatron SolarisPlus products add tri-wave light therapy capabilities to electrotherapy and ultrasound combination devices.  We intend to continue development of our electrotherapy and ultrasound technology and remain a leader in the design, manufacture and sale of therapy devices.

Light Therapy – Light therapy has been popular among physical medicine practitioners for its ability to provide topical heating to increase local blood circulation, provide temporary relief of minor muscle and joint aches, pain and stiffness as well as to treat minor pain and stiffness associated with arthritis.  The wavelength of the light determines the depth of penetration – the longer the wavelength the deeper the penetration. The benefits of light therapy have been documented by numerous research studies published over the past four decades.

Our Dynatron SolarisPlus 709, 708, 706, and 705 units, as well as the Dynatron X3 and DX2 devices, all feature light therapy technology.  These units are capable of powering either a powerful handheld light probe or the larger light pads.  The new Dynatron Tri-wave light pad is capable of treating larger areas of the body via unattended infrared, red and blue wavelength light therapy.  This tri-wave light pad is powered by the Dynatron SolarisPlus units.

Thermal Therapy – For many decades, physical therapists and other medical practitioners have relied on cold compression therapy as a primary standard of care for treating patient injuries and for post surgical conditions.  In March 2012, we introduced the new Dynatron Quad7 therapy device to the market. The innovative Quad7 incorporates technology designed to deliver thermal therapy (hot or cold) and compression therapy through a variety of wraps and innovative ThermoStim Probes. The ThermoStim Probes are also designed to provide simultaneous thermal therapy and electrotherapy treatments.  The Quad7 has the flexibility to offer seven different treatments as follows:

1)	Intermittent compression
2)	Cold and compression
3)	Heat and compression
4)	Cold and stim
5)	Heat and stim
6)	Cold
7)	Heat

The ability to offer such a variety of treatments is unique to the Quad7 and dramatically expands both the variety and location of conditions that can be treated.  The Dynatron Quad7 employs state-of-the-art technology providing precise temperature control while moving beyond the current standard by eliminating the need for ice when providing cold therapy.

Oscillation Therapy - Soft tissue oscillation therapy has been used for the treatment of pain in Europe for over 15 years, yet it has been used in the United States market for only approximately eight years.  The Dynatron X5 Oscillation Therapy device creates an electrostatic field within the patient, resulting in a highly effective treatment for reducing minor muscle aches and pains.

Iontophoresis - Iontophoresis uses electrical current to transdermally deliver drugs such as lidocaine for localized treatment of inflammation without the use of needles.  The Dynatron iBoxTM, our proprietary iontophoresis device, is capable of delivering two treatments simultaneously.  We also distribute a line of proprietary iontophoresis electrodes under the brand name of Dynatron Ion electrodes along with other types of iontophoresis electrodes from other manufacturers.

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

Manufactured Medical Supplies and Soft Goods - We currently manufacture or have manufactured for us over 700 medical supply and soft goods products including hot packs, cold packs, lumbar rolls, exercise balls, wrist splints, ankle weights, cervical collars, slings, cervical pillows, bolsters, positioning wedges, back cushions, weight racks, rehabilitation products, back and wrist braces, mat tables, work tables, training stairs, and parallel bars.

Manufactured Treatment Tables and Rehabilitation Equipment - We manufacture and distribute motorized and manually operated physical therapy treatment tables, rehabilitation parallel bars, and other specialty rehabilitation products.

Distributed Medical Equipment, Supplies and Soft Goods - Over the years, we have significantly expanded the number of products we distribute to include additional exercise equipment, massage therapy products, treatment tables, parallel bars, hand therapy products, hot and cold therapy products, lotions and gels, paper products, athletic tape, canes and crutches, reflex hammers, stethoscopes, splints, elastic wraps, exercise weights, Thera-Band® (a registered mark of Hygenic Corp.) tubing, walkers, treadmills, stair climbers, heating units for hot packs, whirlpools, gloves, electrodes, hydrotherapy and aquatic exercise products, clinical supplies, aids to daily living products, cardio equipment, diagnostic and evaluation products, orthopedic supports, patient positioners, rehabilitation equipment, traction equipment, wound and edema care products, pilates and yoga equipment, nutritional supplements, emergency care products and portable electrotherapy products.  Our 400-page full-line catalog was first introduced to the market in calendar 2008 and updated in 2011, containing over 13,000 rehabilitation products. A new 2013-14 expanded catalog is targeted for release in late 2012.

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

As part of the aesthetics line of products, we market the Synergie Elite LT device which provides light therapy for aesthetic applications.  Light therapy is used in aesthetic applications to improve skin tone and appearance.  Combining elements of the AMS vacuum massage techniques with microdermabrasion and Synergie Elite LT for light therapy has provided aestheticians with the ability to provide an enhanced “ultimate facial” available only with the use of Synergie devices.

Allocation of Sales Among Key Products

No product accounted for more than 10% of total revenues in fiscal years 2012 and 2011.  Sales of manufactured physical medicine products represented approximately 42% and 41% of total physical medicine product sales in fiscal years 2012 and 2011, respectively.  Distribution of products manufactured by other suppliers accounted for the balance of our physical medicine product sales in those years.

Patents and Trademarks

Patents.  We hold a United States patent on the multi-frequency ultrasound technology that will remain in effect until June 2013, and a United States patent on the microdermabrasion device that will remain in effect until February 2020.  We also hold two United States design patents on the microdermabrasion device that will remain in effect until November 2015.  Additionally, we hold a United States patent on the combination of our aesthetic massage and microdermabrasion technologies that will remain in effect until February 2020, a United States patent on our light therapy technology that will remain in effect until August 2025, and have been informed by the United States Patent Office that a patent will be issuing later this year on our combination traction/light therapy technology.  An additional patent application relating to our thermoelectric technology has been filed with the United States Patent and Trademark Office and is pending.

Trademarks.  We have developed and we use registered trademarks in our business, particularly relating to our corporate and product names. The trademark “Dynatron®” has been registered with the United States Patent and Trademark Office.  In addition, United States trademark registrations have been obtained for the trademarks: “Synergie®,” “Synergie Peel®,” “Dynatron Solaris®,” “BodyIce®, and “Sympathetic Therapy®.”  Company materials are also protected under copyright laws, both in the United States and internationally.

Federal registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with a similar product in the same channels of trade by any third-party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs. We have filed applications and own trademark registrations, and we may register additional trademarks in countries where our products are or may be sold in the future. Protection of registered trademarks in some jurisdictions may not be as extensive as the protection in the United States.

We also claim ownership and protection of certain product names, unregistered trademarks, and service marks under common law. Common law trademark rights do not provide the same level of protection that is afforded by the registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used. We believe these trademarks, whether registered or claimed under common law, constitute valuable assets, adding to recognition of Dynatronics and the effective marketing of Dynatronics products. Trademark registration onceobtained is essentially perpetual, subject to the payment of a renewal fee. We therefore believe that these proprietary rights have been and will continue to be important in enabling us to compete.

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

Warranty Service

We provide a warranty on all products we manufacture for time periods ranging in length from 90 days to five years from the date of sale.  We service warranty claims on these products primarily at our Salt Lake City, Utah and Chattanooga, Tennessee facilities depending on the service required.  We also have field service in other parts of the United States and Canada.  Our warranty policies are comparable to warranties generally available in the industry.  Warranty claims were approximately $125,000 and $136,000 in fiscal years 2012 and 2011, respectively.  However, with the introduction of many new products in the last year, we expect that warranty expenses may rise in fiscal year 2013.

Products we distribute carry warranties provided by the manufacturers of those products.  We do not generally supplement these warranties or provide unreimbursed warranty services for distributed products. We also sell accessory items for our manufactured products that are supplied by other manufacturers.  These accessory products carry warranties from their original manufacturers without supplement from us.

Customers and Markets

We sell our products primarily to licensed practitioners such as physical therapists, chiropractors, podiatrists, sports medicine specialists, medical doctors, hospitals and clinics, plastic surgeons, dermatologists and aestheticians.  We currently have 53 direct sales representatives.  We also utilize a network of over 150 independent dealers throughout the United States and internationally. These dealers purchase and take title to the products, which they then sell to licensed practitioners.

We have entered into contractural relationships with several Group Purchasing Organizations (“GPOs”) and regional/national chains of physical therapy clinics and hospitals.  We sell our products directly to these clinics and hospitals pursuant to preferred pricing arrangements.  We also have preferred pricing arrangements with key dealers who commit to purchase certain volumes and varieties of products.  No single dealer or national account or group of related accounts was responsible for 10% or more of total sales in fiscal years 2012 and 2011.

We export products to approximately 30 different countries.  Sales outside North America totaled approximately $897,000, or 2.8% of net sales, in fiscal year 2012, compared to approximately $679,000, or 2.1% of net sales, in fiscal year 2011.  We are working to establish effective distribution for our products in international markets.  Our Utah facility is certified to the ISO 13485 quality standard for medical device manufacturing.  This ISO designation enables us to qualify for the CE Mark, a designation required for marketing products in the European community, and signifies the device or product was manufactured pursuant to a certified quality system.  We have no foreign manufacturing operations.  However, we purchase certain products and components from foreign manufacturers.

Competition

We believe our key products are distinguished competitively by our use of the latest technology.  Many of our products are protected by patents.  We believe that the integration of advanced technology in the design of each product has distinguished Dynatronics branded products in a very competitive market.  For example, we were the first company to integrate infrared light therapy as part of a combination therapy device.  By manufacturing a portion of the products that we sell, we can focus on quality engineered products at competitive prices.  We believe these factors give us an edge over many competitors who are solely distributors of competing products.  Furthermore, the addition of direct sales representatives over the course of the last five years has provided us with expanded direct distribution of our products.  This new distribution channel allows us to exercise better control over the sale and distribution of our manufactured products as well as products of other manufacturers that we distribute, including products from competitors such as Mettler Electronics, manufacturer of the Sonicator brand of electrotherapy and ultrasound therapy products and DJO, manufacturer of the Chattanooga brand of electrotherapy products, and many manufacturers of treatment tables, medical supplies and soft goods.  Generally, since the migration from being primarily a manufacturer to being a manufacturer and distributor, the competitive landscape takes on different dimensions as outlined below.  Dynatronics is one of only two companies in the physical medicine industry that has a direct sales force; the other is Patterson Medical (Sammons Preston), a division of Patterson Companies.

Information necessary to determine or reasonably estimate our market share or that of any competitor in any of these markets is not readily available.

Electrotherapy/Ultrasound

We compete in the clinical market for electrotherapy and ultrasound devices with both domestic and foreign companies.  Approximately 12 companies produce electrotherapy and/or ultrasound devices.  Some of these competitors are larger and better established, and have greater resources than us.  Other than Dynatronics, few companies, domestic or foreign, provide multiple-modality devices, which is one important distinction between us and our competition. Furthermore, we believe no competitor offers three frequencies on multiple-sized soundheads for which we hold a patent or provides the proprietary electrotherapy features offered in the Dynatronics electrotherapy devices.  We believe that our primary domestic competitors that manufacture competitive clinical electrotherapy and ultrasound equipment include DJO (Chattanooga Brand), Rich-Mar, Mettler Electronics, and the Metron Division of Patterson Medical.

Light Therapy

Competitors that manufacture and market light therapy devices include DJO (Chattanooga Brand), Rich-Mar, Erchonia, Apollo, Multi Radiance and MedX.  We are aware of only two competitors, DJO and Rich-Mar, that offer a device that includes light therapy along with electrotherapy and ultrasound capabilities.

Vibration Therapy

The primary competitors that manufacture and market vibration therapy devices include PowerPlate and Wave Manufacturing.  These competitors offer units that are more expensive than our unit.  In addition, we offer a better warranty and believe that we provide better training and customer service than these competitors.

Medical Supplies and Soft Goods

We compete against various manufacturers and distributors of medical supplies and soft goods, some of which are larger, more established and have greater resources than us. Excellent customer service, along with providing online ordering capability and value to customers is of key importance for us to remain competitive in this market. While there are many specialized manufacturers in this area such as DJO, Hausmann Industries and Fabrication Enterprises, most of our competitors are primarily distributors such as Patterson Medical, North Coast Medical and Meyer Distributing.  It is not common for manufacturers of products in this category to have any direct distribution of their products.  They typically rely on distribution companies like Dynatronics or the competitors mentioned in this section for sale of their products.  We enjoy cost advantages on the products we manufacture and distribute directly to end users compared to companies that only distribute similar products.  Dynatronics and Patterson Medical are the only two companies with a direct sales force.  All other competitors are primarily catalog or internet sales companies.  In addition to our proprietary products, we also distribute products manufactured by many of our competitors.

Iontophoresis

Our competitors in the iontophoresis market include DJO (EMPI and Iomed divisions) Rich-Mar, Travanti Pharma and ActivaTek Inc.  We believe that DJO enjoys the largest market share of the iontophoresis market.  We also believe that our strong distribution network is important to our continued ability to compete in this increasingly competitive market.  In addition, our products target a lower selling price than the products of DJO.  Our Dynatron iBox iontophoresis device is helping expand our presence in this market.

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

Aesthetic Products

Our two primary competitors in the therapeutic massage industry are LPG Systems and Silhouette Tone.  Other competitors include Cynosure, Inc., Palomar Medical, and Syneron.  The Synergie Elite AMS device utilizes proprietary technology that has been proven effective in a research study and in ten years of use by doctors and spas.  In addition, we provide a comprehensive training and certification program for aestheticians and medical practitioners.  Our aesthetic massage equipment is priced lower than competitors’ units, providing a significant advantage in the marketplace.  There are a number of competitors in the microdermabrasion market including Mega Peel, Diamond Peel, DermaGenesis, DermaMed, E-Med, Integremed, Medical Alliance, Palomar, Slimtone USA and Soundskin Corp.  The Synergie microdermabrasion device incorporates a patented anti-clogging design for the crystals, which sets it apart from competitors’ units.  In addition, the system has an innovative disposable system for the abrasive material, which prevents unwanted contact with the spent crystals following treatment.  Powered by the Synergie Elite AMS device, the Synergie Elite microdermabrasion device is one of the most powerful and easy to control units on the market.

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

The development and manufacture of our products is subject to rigorous and extensive regulation by the United States Food and Drug Administration, or FDA, and other regulatory agencies and authorities in the United States and abroad.  In compliance with the FDA’s Good Manufacturing Practices, or GMP, we have developed a comprehensive program for processing customer feedback and analyzing product performance trends.  By ensuring prompt processing of timely information, we are better able to respond to customer needs and ensure proper operation of the products.

Our Salt Lake City facility is certified to ISO 13485:2003 standards for medical products.  ISO 13485 is an internationally recognized quality management system standard adopted by over 90 countries.  The ISO 13485 certification also allows us to qualify for CE Mark certification.  With the CE Mark certification, we are able to market qualified products throughout the European Union and in other countries where CE Mark certification and ISO 13485 certification are recognized.

Products manufactured at our facility in Tennessee are subject to our own internal quality system which mimics the quality system implemented at our facility in Utah.  While we have not sought ISO certification for the Tennessee facility, we believe our quality system is rigorous and adequate for producing the type of quality product to which our customers have become accustomed.

Research and Development

Total research and development (“R&D”) expenses in fiscal year 2012 were $1,410,406, compared to $1,383,712 in fiscal year 2011.  The increase in R&D expenditures in fiscal year 2012 reflects the increased expenditure levels begun in fiscal year 2011 to develop the new Dynatron Quad7 and Dynatron SolarisPlus product lines.  The Dynatron Quad7 was introduced in March 2012 and the new Dynatron SolarisPlus product line was introduced in August 2012.  R&D expenses represented approximately 4.5% and 4.2% of our net sales in fiscal years 2012 and 2011, respectively.  R&D expenditures are expected to decrease to more traditional levels in fiscal year 2013.  The SolarisPlus and Quad 7 research and development projects collectively represent the most significant research and development undertakings in the history of the Company resulting in the higher R&D expenditures of the past two years.

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

As a device manufacturer, we are required to register with the FDA and once registered we are subject to inspection for compliance with the FDA’s Quality Systems regulations.  These regulations require us to manufacture our products and maintain our documents in a prescribed manner with respect to manufacturing, testing, and control activities.  Further, we are required to comply with various FDA requirements for reporting.  The FDC Act and medical device reporting regulations require us to provide information to the FDA on deaths or serious injuries alleged to have been caused or contributed to by the use of our products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to occur.  The FDA also prohibits an approved device from being marketed for unapproved uses.  All of our therapeutic and aesthetic treatment devices as currently designed are cleared for marketing under section 510(k) of the Medical Device Amendment to the FDC Act or are considered 510(k) exempt.  If a device is subject to section 510(k) approval requirements, the FDA must receive premarket notification from the manufacturer of its intent to market the device.  The FDA must find that the device is substantially equivalent to a legally marketed predicate device before the agency will clear the new device for marketing. We intend to continuously improve our products after they have been introduced to the market.  Certain modifications to our marketed devices may require a premarket notification and clearance under section 510(k) before the changed device may be marketed, if the change or modification could significantly affect safety or effectiveness.  As appropriate, we may therefore submit future 510(k) notifications, Pre-Market Approval (“PMA”) or PMA supplement applications to the FDA.  No assurance can be given that clearance or approval of such new applications will be granted by the FDA on a timely basis, or at all.  Furthermore, we may be required to submit extensive preclinical and clinical data depending on the nature of the product changes.  All of our devices, unless specifically exempted by regulation, are subject to the FDC Act’s general controls, which include, among other things, registration and listing, adherence to the Quality System Regulation requirements for manufacturing, medical device reporting and the potential for voluntary and mandatory recalls described above.

The FDA is currently evaluating the classification of iontophoresis products.  Since the passage of the Medical Device Amendment in 1975, these products have been listed as Class III products.  However, the FDA has never required these products be subjected to a Pre-Market Approval (“PMA”) process like other Class III devices.  Instead, it has allowed iontophoresis products to proceed to market as though they were Class II.  Three years ago, FDA indicated they intend to make a final decision to either call for a PMA for iontophoresis products or reclassify them to Class II.  We submitted to FDA the required information to allow continued marketing of our proprietary iontophoresis products until the final FDA decision is made.  In our submission we urged that the products be reclassified to Class II.  If the FDA does not change the classification of iontophoresis products and requires a PMA, we will be required to provide a PMA or, in the alternative, cease distributing our proprietary line and distribute competitor products that comply with the FDA requirements.

During fiscal year 2003, Congress enacted the Medical Device User Fee and Modernization Act (MDUFMA).  Among other things, this act imposes for the first time a user fee on medical device manufacturers.  Under the provisions of MDUFMA and its subsequent re-authorizations, manufacturers seeking clearance to market a new device must pay a fee to the FDA in order to have their applications reviewed.  We submit new products for clearance primarily under section 510(k) of the Medical Device Amendment of the FDC Act.  Renewal of MDUFMA was passed this year setting fees for the next five years that are cumulatively double what they have been the prior five years.  However, the increase is not considered to have a material effect on operations.

Failure to comply with applicable FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions.  Any such action by the FDA could materially adversely affect our ability to successfully market our products.  Our Utah and Tennessee facilities are inspected periodically by the FDA for compliance with the FDA’s GMP and other requirements, including appropriate reporting regulations and various requirements for labeling and promotion.  The FDA Quality Systems Regulations are similar to the ISO 13485 Quality Standard.  The GMP regulation requires, among other things, that (i) the manufacturing process be regulated and controlled by the use of written procedures, and (ii) the ability to produce devices that meet the manufacturer’s specifications be validated by extensive and detailed testing of every aspect of the process.

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

In addition to compliance with FDA rules and regulations, we are also required to comply with international regulatory laws including Health Canada, CE Mark, or other regulatory schemes used by other countries.  We believe all of our present products are in compliance in all material respects with all applicable performance standards in countries where the products are sold.  We also believe that our products comply with GMP, record keeping and reporting requirements in the production and distribution of the products in the United States.

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

Backlog

We had a backlog of orders of approximately $371,000 as of June 30, 2012, compared to approximately $453,000 as of June 30, 2011.

Employees

On June 30, 2012, we had a total of 132 full-time employees and 14 part-time employees, compared to 153 full-time employees and 12 part-time employees on June 30, 2011.

Item 2.   Properties

Our corporate headquarters and principal executive offices are located at 7030 Park Centre Drive, Cottonwood Heights, Utah.  Cottonwood Heights is a suburb of Salt Lake City, Utah.  The headquarters consist of a single facility housing administrative offices and manufacturing space totaling approximately 36,000 square feet.  We own the land and building, subject to mortgages requiring a monthly payment of approximately $24,000.  The mortgages mature in 2013 and 2017.  We also own a 53,200 sq. ft. manufacturing facility with accompanying undeveloped acreage for future expansion in Ooltewah, Tennessee (near Chattanooga),  subject to a mortgage requiring monthly payments of approximately $13,000 and maturing in 2021.  In addition, we rent office and warehouse space in Pleasanton, California; Houston, Texas; Detroit, Michigan; Minneapolis, Minnesota; and Boardman, Ohio.

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

Item 4.   Mine Safety Disclosures

Not applicable

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

NASDAQ Minimum Bid Requirement

On May 9, 2012, we received a deficiency letter from the NASDAQ Stock Market, indicating that we had failed to comply with the minimum bid requirement for continued inclusion under Marketplace Rule 4310(c)(4). Under the deficiency notice, our common stock is subject to potential delisting because, for a period of 180 consecutive days, the bid price of the common stock closed below the minimum $1.00 per share requirement for continued inclusion. NASDAQ allows six months to comply with the rule and an additional six months if certain criteria are met.  The deadline for our compliance with the rule is November 5, 2012.  If prior to that date the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ staff may provide written notification that we have achieved compliance with the rule.

If compliance is not achieved, we may seek shareholder approval for a reverse stock split in order to cure the NASDAQ listing deficiency.  Alternatively, the Company’s stock may be delisted and begin trading on the OTC bulletin board or OTC Markets where there is no minimum bid requirement.  There can be no assurance that a market will develop for the Company’s stock under any of these alternatives.

Market Information

As of September 22, 2012, we had approximately 12,688,650 shares of common stock issued and outstanding.  Our common stock is included on the NASDAQ Capital Market (symbol: DYNT).  The following table shows the range of high and low sale prices for our common stock as quoted on the NASDAQ system for the quarterly periods indicated:

	Fiscal Year Ended June 30,
	2012		2011
	High	Low	High	Low
1st Quarter (July-September)	$1.77	$.80	$.75	$.62
2nd Quarter (October-December)	$.83	$.62	$.72	$.60
3rd Quarter (January-March)	$.93	$.67	$1.18	$.62
4th Quarter (April-June)	$.80	$.47	$2.14	$1.12

Stockholders

As of September 22, 2012, the approximate number of stockholders of record was 430.  This number does not include beneficial owners of shares held in “nominee” or “street” name.  Including such beneficial owners, we estimate that the total number of beneficial owners of our common stock is approximately 2,600.

Dividends

We have never paid cash dividends on our common stock.  Our anticipated capital requirements are such that we intend to follow a policy of retaining earnings in order to finance the development of the business.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information related to our equity compensation plans as of June 30, 2012:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (c)
Equity compensation plans approved by security holders	1,445,463	$.77	500,869
Equity compensation plans not approved by security holders	-	-	-
Total	1,445,463		500,869

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

Under these various programs, during fiscal year 2012, we purchased 399,287 shares for $401,408.  No shares were purchased in the fourth quarter ended June 30, 2012.  During fiscal year 2011, we purchased 543,240 shares for $519,053.  The approximate dollar value of shares that may yet be purchased under the programs is $748,450.

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

Overview

Our principal business is the manufacture, distribution and marketing of physical medicine products and aesthetic products, many of which we design and manufacture.  We offer a broad line of medical equipment including therapy devices, medical supplies and soft goods, treatment tables and rehabilitation equipment.  Our line of aesthetic equipment includes aesthetic massage and microdermabrasion devices, as well as skin care products.  Our products are sold to and used primarily by physical therapists, chiropractors, sports medicine practitioners, podiatrists, plastic surgeons, dermatologists, aestheticians and other aesthetic services providers.  Our fiscal year ends on June 30.  Reference to fiscal year 2012 refers to the year ended June 30, 2012.

Results of Operations

Fiscal Year 2012 Compared to Fiscal Year 2011

Net Sales

Net sales in fiscal year 2012 were $31,664,181 compared to $32,692,859 in fiscal year 2011. The $1,028,678 decrease in sales is primarily attributable to the following factors: 1) the apparent insolvency of and interruption of purchases by a large, independent distributor that historically purchased between $150,000 to $250,000 per quarter from the Company; and 2) lower sales of capital equipment likely due to continuing weakness of the U.S. economy leading to a postponement of purchases of durable medical equipment.  We also believe the uncertainty surrounding healthcare reform in the United States has had the effect of limiting expansion and improvements in our market sector.  We expect the introduction of our new SolarisPlus products and Quad 7 devices to stimulate sales in fiscal year 2013.

Sales of manufactured physical medicine products represented approximately 42% and 43% of total physical medicine product sales in fiscal years 2012 and 2011, respectively.  Distribution of products manufactured by other suppliers accounted for the balance of our physical medicine product sales in those years.  Sales of manufactured aesthetic products in fiscal years 2012 and 2011, represented approximately 73% and 77% of total aesthetic product sales, respectively, with distributed products making up the balance.

The majority of our sales revenues come from the sale of physical medicine products, both manufactured and distributed. In fiscal years 2012 and 2011, sales of physical medicine products accounted for 91% and 92% of total sales, respectively. Chargeable repairs, billable freight revenue, aesthetic product sales and other miscellaneous revenue accounted for approximately 9% and 8% of total revenues in 2012 and 2011, respectively.

Gross Profit

Gross profit totaled $11,943,233, or 37.7% of net sales, in fiscal year 2012, compared to $12,484,824, or 38.2% of net sales, in fiscal year 2011.  The decrease in gross profit in absolute dollars and as a percentage of net sales during the year mostly reflects the decrease in total sales attributed to the factors discussed above.  The most significant reduction in sales was our higher margin capital equipment which had the effect of lowering the gross margin percentage as lower margin supplies and distributed items became a larger percentage of overall sales in fiscal year 2012.  Looking ahead, we expect to generate improved sales of higher margin capital equipment with the introduction of our new SolarisPlus products (released in August 2012) and the Quad 7.  In addition, as the effects of healthcare reform become clearer following the presidential and general elections in the United States in November 2012, we expect confidence to increase and demand for our products to begin to strengthen.

Selling, General and Administrative Expenses

SG&A expenses were $10,506,460, or 33.2% of net sales, in fiscal year 2012, compared to $10,431,463, or 31.9% of net sales, in fiscal year 2011.  The $74,997 increase in SG&A expenses in fiscal year 2012 as compared to 2011 is a result of the following:

•	$24,231 of higher selling expenses;
•	$31,735 of higher production labor and depreciation expenses;
•	$19,031 of higher general expenses including higher regulatory compliance costs and legal fees

During the fourth quarter of fiscal year 2012 and the first quarter of fiscal year 2013, the Company identified over $750,000 of annual cost reductions which are being implemented to 1) reduce labor costs through a reduction in force; 2) reduce overhead costs; and 3) improve operating efficiencies.

Research and Development

Over the last two years, we have undertaken the most extensive research and development efforts in our history.  More new products will be introduced in fiscal 2013 than any year since the Company began.  As a result, research and development (“R&D”) expense increased 2%, or $26,694, to $1,410,406 in fiscal year 2012, from $1,383,712 in 2011.  R&D expense increased as a percentage of net sales in fiscal year 2012 to 4.5% from 4.2% of net sales in fiscal year 2011.  In March 2012, we introduced the Dynatron Quad7, the first of several new planned product introductions.  The Company has been heavily involved with developing five new SolarisPlus units, four of which were introduced to the market in August 2012.  These development efforts are directly responsible for the significant R&D expenses for the past two years.  By contrast, the average annual R&D expenditures in the three years ended June 30, 2010 were $1,087,671.  R&D expenses are expected to normalize closer to historic levels in fiscal year 2013, as a result of the completion of development of the new SolarisPlus products.  R&D costs are expensed as incurred.

Interest Expense

Interest expense decreased by $32,411, to $261,993 in fiscal year 2012 compared to $294,404 in fiscal year 2011 due to lower negotiated borrowing rates on our bank line of credit compared to fiscal year 2011, and the first mortgage on our Salt Lake City facility entering the final two years of its term.

Income/Loss Before Income Tax Provision

Pre-tax loss in fiscal year 2012 was $190,241, compared to pre-tax income of $418,864 in fiscal year 2011.  The reduction in income before income tax provision for 2012 resulted from lower sales and gross profits generated during the year as explained above, along with higher selling, labor, depreciation and R&D expenses.  The reduction of gross margin accounted for $542,000 of the $609,000 difference in pre-tax results, or about 90%.  The balance of the difference is accounted for by higher SG&A expenses as well as higher R&D expenses.  The increase in selling expense was associated with our pursuit of GPO and national account business, while increased depreciation expense was related to increased investments in information systems.  We offset some of these higher expenses with lower interest expense for the year ended June 30, 2012.  As noted above, steps have been taken to reduce expenses at an annualized amount of approximately $750,000, the effect of which only began to be realized in the last two months of the fiscal year.

Income Tax Provision/Benefit

Income tax benefit was $166,706 in fiscal year 2012, compared to income tax provision of $147,976 in fiscal year 2011.  Due to tax benefits associated with R&D tax credits and other credits, the income tax benefit reduced the pre-tax loss in fiscal year 2012 by 87.6% compared to an effective tax rate of 35.3% in 2011.  The difference in the effective tax rates is attributable to higher R&D tax credits in fiscal year 2012, as well as certain permanent book to tax differences.

Net Income/Loss

Net loss was $23,535 ($.00 per share) in fiscal year 2012, compared to net income of $270,888 ($.02 per share) in fiscal year 2011.  The reduction in net income in 2012 was caused primarily by decreased sales and margins generated during the year compared to fiscal year 2011.  However, the net loss was mitigated by the recognition of significant tax benefits associated with R&D tax credit as explained above.  We expect that R&D expense will decrease in fiscal year 2013 as a result of the completion of development of the new SolarisPlus products in August 2012.  We expect improved profitability in fiscal year 2013, due to a reduction in R&D expense and with other reductions implemented or anticipated to be made as well as sales of new products that we recently introduced.

Liquidity and Capital Resources

We have financed operations through available cash reserves and borrowings under a line of credit with a bank.  Working capital was $3,565,858 as of June 30, 2012, inclusive of the current portion of long-term obligations and credit facilities, compared to working capital of $4,552,731 as of June 30, 2011.  During fiscal year 2012, we generated $35,812 in cash from operating activities, used $401,408 to repurchase and retire common stock, paid $328,707 for capital expenditures primarily related to improving our e-commerce and IT infrastructure, and paid $371,339 in principal on long-term debt.  In addition, we purchased $450,782 of inventory primarily for the introduction of the new Dynatron Quad7 product.  During fiscal year 2012, the outstanding balance on our line of credit increased by $913,660.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, decreased $5,042, or 0.1%, to $3,667,086 as of June 30, 2012, compared to $3,672,128 as of June 30, 2011.  Trade accounts receivable represent amounts due from our dealer network as well as from medical practitioners and clinics.  We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers.  Accounts receivable are generally collected within 30 days of the agreed terms.

Inventories

Inventories, net of reserves, increased $450,782, or 8.0%, to $6,098,597 as of June 30, 2012, compared to $5,647,815 as of June 30, 2011.  The amount of inventory we carry fluctuates each period based on the timing of large inventory purchases from overseas suppliers.  Inventory levels increased in fiscal year 2012 in conjunction with the introduction of the Dynatron Quad7 unit.

Accounts Payable

Accounts payable increased $286,038, to $2,413,201 as of June 30, 2012, from $2,127,163 as of June 30, 2011.  The increase in accounts payable is a result of the timing of our weekly payments to suppliers and the timing of purchases of product components.  Accounts payable are generally not aged beyond the terms of our suppliers.  We take advantage of available early payment discounts when offered by our vendors.

Cash and Cash Equivalents

Our cash position as of June 30, 2012 was $278,263, compared to cash of $384,904 as of June 30, 2011.  We expect that cash flows from operating activities, together with amounts available through an existing line-of-credit facility, will be sufficient to cover operating needs in the ordinary course of business for the next twelve months.  If we experience an adverse operating environment, including a further worsening of the general economy in the United States, or unusual capital expenditure requirements, additional financing may be required.  However, no assurance can be given that additional financing, if required, would be available on terms favorable to us, or at all.

Line of Credit

During fiscal year 2012, the outstanding balance on our line of credit increased by $913,660, leaving a balance outstanding of $3,497,597 as of June 30, 2012, compared to $2,583,937 as of June 30, 2011.  The increase in the line of credit was primarily the result of $401,408 used to repurchase and retire common stock, $328,707 for capital expenditures primarily related to improving our e-commerce and IT infrastructure and $371,339 in principal payments on long-term debt.  We also purchased an additional $450,782 of inventory primarily related to the introduction of the new Dynatron Quad7 product.

Interest on the line of credit is based on the 90-day LIBOR rate (0.46% as of June 30, 2012) plus 3%.  The line of credit is collateralized by accounts receivable and inventories.  Borrowing limitations are based on approximately 45% of eligible inventory and up to 80% of eligible accounts receivable, up to a maximum credit facility of $7,000,000.  Interest payments on the line are due monthly.  As of June 30, 2012, the borrowing base was approximately $5,115,000, resulting in approximately $1,617,000 available on the line.  The line of credit is renewable on December 15, 2012 and includes covenants requiring us to maintain certain financial ratios.  As of June 30, 2012, we were in compliance with the loan covenants.

The current ratio was 1.5 to 1 as of June 30, 2012 compared to 1.8 to 1 as of June 30, 2011.  Current assets represented 70% of total assets as of June 30, 2012 and June 30, 2011.  The lower current ratio reflects the use of short term borrowings to finance stock repurchases, capital equipment investments and repayment of long-term debt.

Debt

Long-term debt (excluding current installments) totaled $1,916,315 as of June 30, 2012, compared to $2,238,417 as of June 30, 2011.  Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee. The principal balance on the mortgage loans is approximately $2,118,000 with monthly principal and interest payments of $37,503.  For a more complete explanation of the long-term debt, see Note 7 to the financial statements.

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

We believe that the following critical accounting policies involve a high degree of judgment and complexity. See Note 1 to our consolidated financial statements for fiscal year 2012, for a complete discussion of our significant accounting policies.  The following summary sets forth information regarding significant estimates and judgments used in the preparation of our consolidated financial statements.

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

Any modifications to estimates of inventory valuation reserves are reflected in cost of goods sold within the statements of operations during the period in which such modifications are determined necessary by management.  As of June 30, 2012 and 2011, our inventory valuation reserve balance, which established a new cost basis, was $292,999 and $337,748, respectively, and our inventory balance was $6,098,597 and $5,647,815, net of reserves, respectively.

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

Allowance for Doubtful Accounts

We must make estimates of the collectability of accounts receivable.  In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.  Our accounts receivable balance was $3,667,086 and $3,672,128, net of allowance for doubtful accounts of $201,349 and $293,436, as of June 30, 2012 and 2011, respectively.

Deferred Income Tax Assets

In August 2012 and August 2011, our management performed an analysis of the deferred income tax assets and their recoverability.  Based on several factors, including our strong earnings history of pre-tax profit averaging over $500,000 per year in 18 of the last 22 fiscal years and the fact that the principal causes of the loss in fiscal 2008 (goodwill impairment and expenses resulting from six acquisitions) are considered to be unusual and are not expected to recur in the near future, we believe that it is more likely than not that all of the net deferred income tax assets will be realized.

Business Plan and Outlook

During the past two years, we have focused much of our resources and energy on developing new and innovative products.  The scope of that R&D effort has been more significant than at any time in our history.  As a result, more new products will be introduced during fiscal year 2013 than we have introduced in any other year.

In March 2012, we introduced the new Dynatron Quad7 therapy device to the market. The innovative Quad7 utilizes thermoelectric technology to deliver thermal therapy (either cold or hot therapy) combined with compression treatments through a variety of wraps and innovative ThermoStim Probes. The ThermoStim Probes are unique in their design as they allow for delivery of electrotherapy treatments concurrent with thermal therapy.  The Quad7 has the flexibility to offer seven different treatments including intermittent compression, cold with compression, heat with compression, cold with stim, heat with stim, cold therapy alone, and heat therapy alone.  This capability dramatically expands both the variety and location of conditions that can be treated.  The Quad7 employs state-of-the-art technology providing precise temperature control moving beyond the current technology by eliminating the need for ice.  Thermal therapy in our Quad7 is achieved by using a thermoelectric computer chip technology.

In August 2012, we introduced to the market our new Dynatron SolarisPlus line of electrotherapy/ultrasound/ light therapy units.  This new product line consists of four new units: the Dynatron SolarisPlus 709, 708, 706, and 705.  These attractive new units provide our most advanced technology in combination therapy devices by adding tri-wave light therapy capabilities to enhanced electrotherapy and ultrasound combination devices.  Tri-wave light therapy features infrared, red and blue wavelength light.  The new Dynatron Solaris light pad is capable of treating large areas of the body via unattended infrared, red and blue wavelength light therapy.  As part of the SolarisPlus product line introduction, we also introduced a new display cart specifically designed for these units.  This new cart is expected to begin shipping in October 2012.  The SolarisPlus line is expected to quickly become popular for its power and versatility.  The new units are capable of simultaneously powering five electrotherapy channels, ultrasound therapy, a light probe and light pad.

The commitment to innovation of high-quality products has been a hallmark of Dynatronics and will continue to be part of our future strategic objectives.  This emphasis on R&D contributed in large part to the lower profitability we experienced over the past two years.  R&D costs for us have been cyclical in nature.  The higher costs in fiscal year 2012 reflect the fact that we have been in a more intense part of the development cycle.  With the new products introduced to the market in August 2012, we expect that R&D costs will cycle back to a lower level more in line with historical amounts.  However, we have several additional products that are targeted for introduction in the coming fiscal year that will build on the technology developed over the past two years.  Management is confident the higher costs associated with the more intense part of the development cycle in the short term will yield long-term benefits and are important to assuring that we maintain our reputation in the industry for being an innovator and leader in product development.

In calendar 2011, we announced the signing of contracts with four Group Purchasing Organizations (GPOs):  Premier, Inc., Amerinet, Inc., FirstChoice Cooperative and Champs Group Purchasing.  These GPOs represent tens of thousands of clinics and hospitals around the nation.  With the broader offering of products now available through our catalog and e-commerce website, we are better able to compete for this high volume business.  Over the past two years, we have also been successful in becoming a preferred vendor to many national and regional accounts.

The contracts with the GPOs represent a license to solicit business directly from the members of the respective GPOs.  The GPOs do not order any product directly.  They serve the function of negotiating favorable pricing terms on behalf of their members.  We believe it will require years of effort to develop relationships with the individual GPO and national account clinics and hospitals and convert this business to our brand.  This has been manifest by the lack of significant progress under the limited contracts with Premier and Amerinet and the decision by other GPO’s like MedAssets and Novation to not put Dynatronics on contract.  While we will continue to seek effective ways of accessing business with GPO members outside of a GPO contract, the pattern of the GPO’s has not been conducive to putting new vendors, like Dynatronics, on contract.  Therefore, while we will continue to petition for fairer treatment by the GPO’s we also realize that the resources that may be required to secure contracts with the GPO’s could be more productively deployed in other ways to improve sales of our products.  While we are not abandoning the GPO effort, we recognize that the GPO bar is set very high and we would be better served initiating other strategies to increase sales.

In late 2012 or early 2013 we plan to introduce a new, updated version of our product catalog.  This new catalog will expand our product offering in order to better service the broader needs of our customers.  It will also provide an excellent new sales tool for all of our sales representatives in the field as well as provide a foundation for expanding our e-commerce platform.

Over the past few years, consolidations in our market have changed the landscape of our industry’s distribution channels.  At the present time, we believe that there remain only two companies with a national direct sales force selling proprietary and distributed products: Dynatronics and Patterson Medical.  All other distribution in our market is directed through catalog companies with no direct sales force, or through independent local dealers that have limited geographical reach.  In the past year, we have reinforced our direct sales team to include 53 direct sales employees and independent sales representatives.  In addition to these direct sales representatives, we continue to enjoy a strong relationship with scores of independent dealers.  We believe we have the best trained and most knowledgeable sales force in the industry.  The changes taking place within our market provide a unique opportunity for us to grow market share in the coming years through recruitment of high-quality sales representatives and dealers.

To further our efforts to recruit high-quality direct sales representatives and dealers, we intend to continue to improve efficiencies of our operations and the sales support for the industry.  Chief among the steps we are taking to make these improvements was the introduction of our first true e-commerce solution on July 6, 2010 and the enhancements to that portal in the two years since its introduction.  With the availability of this e-commerce solution, customers are able to more easily place orders and obtain information about their accounts.  Sales representatives are increasing their effectiveness with the abundance of information available to them electronically through our e-quote system, which is a companion to the e-commerce solution introduced.  Not only is our e-commerce solution easy and efficient to use, it should also facilitate reducing transactional costs thus enabling us to accommodate higher sales without significantly increasing overhead.

The passage in 2010 of the Patient Protection and Affordable Care Act and with the Health Care and Educational Reconciliation Act will affect our future operations.  The addition of millions to the rolls of the insured is expected to increase demand for services.  That increased demand could lead to increased sales of our products.  The magnitude of those increases is difficult to assess at this time.  A negative impact of this legislation as enacted is its imposition of an excise tax on all manufacturers and importers of medical devices.  An excise tax is assessed against sales, not profits.  Therefore, even in a year when we may have no profits, we will still owe the excise tax to the federal government.  Barring a change in the statute, we estimate that this tax would be approximately $300,000 to $400,000 annually based on current sales levels.  Because of the phase-in of various provisions in the legislation, the impact of the 2012 elections, and possible legislative actions, we cannot predict what the full effects of this legislation on our business and industry will be.  The first impact is expected in the early part of calendar year 2013.  In addition, rule-making under the law is not yet complete which could mean a temporary postponement in implementing the tax.  In the meantime, we are taking full advantage of every opportunity presented by this legislation to increase sales and to offset any negative effects that may accompany those opportunities.  Should the tax become effective January 1, 2013 as anticipated, we will likely be compelled to raise prices as a reflection of that new tax.

Economic pressures from the recent recession in the United States have affected available credit that would facilitate large capital purchases, and have also reduced demand for discretionary services such as those provided by the purchasers of our aesthetic products.  As a result, we reduced our expenses in the Synergie department.  We believe that our aesthetic devices remain the best value on the market and we are seeking innovative ways to market these products, including strategic partnerships, both domestic and international, to help enhance sales momentum.

We have long believed that international markets present an untapped potential for growth and expansion. Adding new distributors in several countries will be the key to this expansion effort.  We remain committed to finding the most effective ways to expand our markets internationally.  Over the coming year, our efforts will be focused on partnering with key manufacturers and distributors interested in our product line or technology.  Our Utah facility, where all electrotherapy, ultrasound, traction, light therapy and Synergie products are manufactured, is certified to ISO 13485:2003, an internationally recognized standard of excellence in medical device manufacturing.  This designation is an important requirement in obtaining the CE Mark certification, which allows us to market our products in the European Union and in other international locations.

Refining our business model for supporting sales representatives and distributors also will be a focal point of operations.  We will continue to evaluate the most efficient ways to maintain our satellite sales offices and warehouses.  The ongoing refinement of this model is expected to yield further efficiencies that will better achieve sales goals while, at the same time, reduce expenses.

Our efforts to prudently reduce costs in the face of some economic uncertainty have made us a leaner operation.  During calendar 2012, we identified a number of cost saving measures totaling more than $750,000 annually that have been or will be implemented to reduce expenses.  We will continue to be vigilant in maintaining appropriate overhead costs and operating costs while still providing support for anticipated increases in sales from our new products.

Based on our defined strategic initiatives, we are focusing our resources in the following areas:

•	Increasing market share of manufactured capital products by promoting sales of our new state-of-the-art Dynatron Quad7 and Dynatron SolarisPlus products introduced in calendar 2012.

•
Introducing additional new products to better capitalize on opportunities in our core market including the market for the Quad 7 technology.  The introduction of additional new products in the coming year is made possible by the technology platform built over the past two years of intense R&D effort.  Therefore, the new products can be introduced with minimal additional R&D expenditures.

•
Continue to seek ways of petitioning for more business with GPO’s, but redirect focus to more viable and immediate opportunities in the private practice market including customers that may be members of GPO’s, but not required to purchase under a GPO contract.  Increased focus will be given to developing business with large chains of clinics, including national and regional accounts.

•	Introducing a new 2013-14 product catalog featuring a broader product offering.

•	Using our e-commerce solution in order to facilitate business opportunities and reduce transactional costs.

•	Reinforcing distribution through a strategy of recruiting direct sales representatives and working closely with the most successful distributors of capital equipment.

•	Improving operational efficiencies by reducing costs to be more reflective of current levels of sales. Strengthening pricing management and procurement methodologies.

•	Minimizing expense associated in the Synergie department until demand for capital equipment re-emerges, and, in the meantime, seeking additional independent distributors and strategic partnerships.

•	Focusing international sales efforts on identifying key distributors and strategic partners who could represent the Company’s product line, particularly in Europe.

•	Improving efficiencies as a distributor of other manufacturers’ products and considering ways to enhance our role as a distributor and not just a manufacturer.

•	Exploring strategic business alliances that will leverage and complement our competitive strengths, increase market reach and supplement capital resources.

Item 8.  Financial Statements and Supplementary Data

           The consolidated financial statements required to be filed are indexed on page 22.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of June 30, 2012, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission (“SEC”), under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2012.  In conducting the evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (the COSO criteria).  Based on our evaluation under the COSO criteria, our management concluded that our controls over financial reporting as of June 30, 2012 were not operating effectively due to a lack of documentation regarding information system controls.  This was not deemed to be a material weakness and management is taking steps to provide appropriate documentation of its information systems controls to cure the deficiency.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the executive officers and directors, and persons who own more than 10% of our common stock (“Reporting Persons”) to file initial reports of ownership and to report changes in ownership in reports filed with the SEC.  Reporting Persons are required by regulation of the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely on review of the copies of the Forms 3, 4 and 5 (and amendments thereto) furnished to us during and with respect to the fiscal year ended June 30, 2012, we believe that during the fiscal year ended June 30, 2012 all Section 16(a) filings applicable to these Reporting Persons were timely filed.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2012.

Item 11.  Executive Compensation

The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2012.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2012.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2012.

Item 14.  Principal Accountant Fees and Services

The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2012.

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

10.1	Employment contract with Larry K. Beardall (filed as an Exhibit to a Current Report on Form 8-K on March 7, 2012)

10.2	Loan Agreement with Zion Bank (filed as Exhibit to June 30, 2007 Annual Report on Form 10-K)

10.3	Dynatronics Corporation 2005 Equity Incentive Award Plan (previously filed as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed on October 27, 2005)

10.4	Form of Option Agreement for the 2005 Equity Incentive Award Plan for incentive stock options (filed as Exhibit to June 30, 2007 Annual Report on Form 10-K)

10.5	Form of Option Agreement for the 2005 Equity Incentive Award Plan for non-qualified options (filed as Exhibit to June 30, 2007 Annual Report on Form 10-K)

10.6	Employment contract with Kelvyn H. Cullimore, Jr. (filed as an Exhibit to a Current Report on Form 8-K on March 28, 2012)

23.1	Consent of Tanner LLC (filed herewith)

31.1	Certification under Rule 13a-14(a)/15d-14(a) of principal executive officer (filed herewith)

31.2	Certification under Rule 13a-14(a)/15d-14(a) of principal accounting officer and principal financial officer (filed herewith)

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

We have audited the consolidated balance sheets of Dynatronics Corporation and subsidiary (collectively, the Company) as of June 30, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynatronics Corporation and subsidiary as of June 30, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/Tanner LLC

Salt Lake City, Utah
September 28, 2012

DYNATRONICS CORPORATION
Consolidated Balance Sheets
As of June 30, 2012 and 2011

Assets	2012	2011

Current assets:
Cash and cash equivalents	$278,263	384,904
Trade accounts receivable, less allowance for doubtful accounts of $201,349 as of June 30, 2012 and $293,436 as of June 30, 2011	3,667,086	3,672,128
Other receivables	11,718	14,164
Inventories, net	6,098,597	5,647,815
Prepaid expenses and other	226,596	266,439
Prepaid income taxes	3,550	28,754
Current portion of deferred income tax assets	368,348	418,607

Total current assets	10,654,158	10,432,811

Property and equipment, net	3,677,898	3,722,749
Intangible assets, net	324,715	369,352
Other assets	482,719	294,269
Deferred income tax assets, net of current portion	131,440	-

Total assets	$15,270,930	14,819,181

Liabilities and Stockholders' Equity

Current liabilities:
Current portion of long-term debt	$395,055	368,135
Line of credit	3,497,597	2,583,937
Warranty reserve	181,000	185,245
Accounts payable	2,413,201	2,127,163
Accrued expenses	386,229	379,336
Accrued payroll and benefits expense	215,218	236,264

Total current liabilities	7,088,300	5,880,080

Long-term debt, net of current portion	1,916,315	2,238,417
Deferred income tax liabilities, net of current portion	-	85,525

Total liabilities	9,004,615	8,204,022

Commitments and contingencies

Stockholders' equity:
Common stock, no par value: Authorized 50,000,000 shares; issued 12,688,650 shares as of June 30, 2012 and 13,060,392 shares as of June 30, 2011	7,091,935	7,417,244
Accumulated deficit	(825,620)	(802,085)

Total stockholders' equity	6,266,315	6,615,159

Total liabilities and stockholders' equity	$15,270,930	14,819,181

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Consolidated Statements of Operations
For the Years Ended June 30, 2012 and 2011

	2012	2011

Net sales	$31,664,181	32,692,859
Cost of sales	19,720,948	20,208,035

Gross profit	11,943,233	12,484,824

Selling, general, and administrative expenses	10,506,460	10,431,463
Research and development expenses	1,410,406	1,383,712

Operating income	26,367	669,649

Other income (expense):
Interest income	16,183	16,395
Interest expense	(261,993)	(294,404)
Other income, net	29,202	27,224

Total other income (expense)	(216,608)	(250,785)

Income (loss) before income tax benefit (provision)	(190,241)	418,864

Income tax benefit (provision)	166,706	(147,976)

Net income (loss)	$(23,535)	270,888

Basic and diluted net income (loss) per common share	$(0.00)	0.02

Weighted-average basic and diluted common shares outstanding:

Basic	12,811,017	13,332,583
Diluted	12,811,017	13,367,049

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Consolidated Statements of Stockholders' Equity
For the Years Ended June 30, 2012 and 2011

				Total
	Number	Common	Accumulated	stockholders'
	of shares	stock	deficit	equity

Balances as of July 1, 2010	13,591,152	$7,872,250	(1,072,973)	6,799,277

Issuance of common stock upon exercise of employee stock options	4,884	7,949	-	7,949

Repurchase of common stock	(543,240)	(519,053)	-	(519,053)

Stock-based compensation	7,596	56,098	-	56,098

Net income	-	-	270,888	270,888
			.
Balances as of June 30, 2011	13,060,392	7,417,244	(802,085)	6,615,159

Repurchase of common stock	(399,287)	(401,408)	-	(401,408)

Stock-based compensation	27,545	76,099	-	76,099

Net loss	-	-	(23,535)	(23,535)
			.
Balances as of June 30, 2012	12,688,650	$7,091,935	(825,620)	6,266,315

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2012 and 2011

	2012	2011
Cash flows from operating activities:
Net income (loss)	$(23,535)	270,888
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	404,374	370,726
Amortization of intangible assets	44,637	83,206
Gain on disposal of assets	-	(703)
Stock-based compensation expense	76,099	56,098
Change in deferred income tax assets	(166,706)	209,325
Provision for doubtful accounts receivable	108,000	108,000
Provision for inventory obsolescence	120,000	90,000
Change in operating assets and liabilities:
Receivables	(100,512)	11,878
Inventories	(570,782)	28,985
Prepaid expenses and other assets	(148,607)	16,659
Prepaid income taxes	27,771	(84,690)
Accounts payable and accrued expenses	265,073	447,997

Net cash provided by operating activities	35,812	1,608,369

Cash flows from investing activities:
Purchase of property and equipment	(328,707)	(534,001)
Proceeds from sale of property and equipment	-	2,500

Net cash used in investing activities	(328,707)	(531,501)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	45,341	-
Principal payments on long-term debt	(371,339)	(380,061)
Net change in line of credit	913,660	(184,555)
Proceeds from issuance of common stock	-	7,949
Purchase and retirement of common stock	(401,408)	(519,053)

Net cash provided by (used in) financing activities	186,254	(1,075,720)

Net change in cash and cash equivalents	(106,641)	1,148

Cash and cash equivalents at beginning of the year	384,904	383,756

Cash and cash equivalents at end of the year	$278,263	384,904

Supplemental disclosure of cash flow information:
Cash paid for interest	$263,491	298,941
Cash paid for income taxes	2,100	12,100
Supplemental disclosure of non-cash investing and financing activities:
Long-term debt incurred for purchase of property and equipment	44,334	-

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

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

Finished goods inventories are stated at the lower of standard cost (first-in, first-out method), which approximates actual cost, or market. Raw materials are stated at the lower of cost (first-in, first-out method) or market.

(e)	Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest, although a finance charge may be applied to such receivables that are past the due date. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on a combination of statistical analysis, historical collections, customers’ current credit worthiness, the age of the receivable balance both individually and in the aggregate and general economic conditions that may affect the customer’s ability to pay. All account balances are reviewed on an individual basis. Account balances are charged off against the allowance when the potential for recovery is considered remote. Recoveries of receivables previously charged off are recognized when payment is received.

(f)	Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The building and its component parts are being depreciated over their estimated useful lives that range from 5 to 31.5 years. Estimated lives for all other depreciable assets range from 3 to 7 years.

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

(l)	Net Income (Loss) per Common Share

Net income (loss) per common share is computed based on the weighted-average number of common shares outstanding and, when appropriate, dilutive common stock equivalents outstanding during the year.  Stock options are considered to be common stock equivalents.  The computation of diluted net income (loss) per common share does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Basic net income (loss) per common share is the amount of net income (loss) for the year available to each weighted-average share of common stock outstanding during the year. Diluted net income (loss) per common share is the amount of net income (loss) for the year available to each weighted-average share of common stock outstanding during the year and to each common stock equivalent outstanding during the year, unless inclusion of common stock equivalents would have an anti-dilutive effect.

The reconciliation between the basic and diluted weighted-average number of common shares for the years ended June 30, 2012 and 2011 is summarized as follows:

	2012	2011

Basic weighted-average number of common shares outstanding during the year	12,811,017	13,332,583

Weighted-average number of dilutive common stock options outstanding during the year	-	34,466

Diluted weighted-average number of common and common equivalent shares outstanding during the year	12,811,017	13,367,049

Outstanding options not included in the computation of diluted net loss per common share totaled 865,463 as of June 30, 2012.  These common stock equivalents were not included in the computation because to do so would have been antidilutive.

(m)	Income Taxes

The Company recognizes an asset or liability for the deferred income tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Accruals for uncertain tax positions are provided for in accordance with the requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740-10, Income Taxes. Under ASC 740-10, the Company may recognize the tax benefits from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact the Company’s financial position, results of operations and cash flows.

(n)	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, Stock Compensation. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally five years) using the straight-line method.

(o)	Concentration of Risk

In the normal course of business, the Company provides unsecured credit to its customers. Most of the Company’s customers are involved in the medical industry. The Company performs ongoing credit evaluations of its customers and maintains allowances for probable losses which, when realized, have been within the range of management’s expectations. The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risks with respect to cash or cash equivalents.

(p)	Operating Segments

The Company operates in one line of business: the development, marketing, and distribution of a broad line of medical products for the physical therapy and aesthetics markets. As such, the Company has only one reportable operating segment.

The Company groups its sales into physical medicine products and aesthetic products. Physical medicine products made up 91% and 92% of net sales for the years ended June 30, 2012 and 2011, respectively. Aesthetics products made up 1% of net sales for both the years ended June 30, 2012 and 2011. Chargeable repairs, billable freight and other miscellaneous revenues account for the remaining 8% and 7% of net sales for the years ended June 30, 2012 and 2011, respectively.

(q)	Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in accordance with US Generally Accepted Accounting Principles (US GAAP). Significant items subject to such estimates and assumptions include the carrying amount of property and equipment; valuation allowances for receivables, income taxes, and inventories; accrued product warranty costs; and estimated recoverability of intangible assets. Actual results could differ from those estimates.

(r)	Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the years ended June 30, 2012 and 2011 was approximately $87,400 and $115,300, respectively.

(2)	Inventories

Inventories consist of the following as of June 30:

	2012	2011
Raw materials	$2,401,676	2,329,536
Finished goods	3,989,920	3,656,027
Inventory reserve	(292,999)	(337,748)
	$6,098,597	5,647,815

(3)	Property and Equipment

Property and equipment consist of the following as of June 30:

	2012	2011
Land	$354,743	354,743
Buildings	3,745,404	3,726,224
Machinery and equipment	1,521,896	1,530,389
Office equipment	263,861	260,626
Computer equipment	1,905,332	1,732,700
Vehicles	289,678	247,369
	8,080,914	7,852,051
Less accumulated depreciation and amortization	(4,403,016)	(4,129,302)
	$3,677,898	3,722,749

(4)	Intangible Assets

Identifiable intangible assets and their useful lives consist of the following as of June 30:

	2012	2011

Trade name – 15 years	$339,400	339,400
Domain name – 15 years	5,400	5,400
Non-compete covenant – 4 years	149,400	149,400
Customer relationships – 7 years	120,000	120,000
Trademark licensing agreement – 20 years	45,000	45,000
Backlog of orders – 3 months	2,700	2,700
Customer database – 7 years	38,100	38,100
License agreement – 10 years	73,240	73,240
Total identifiable intangibles	773,240	773,240
Less accumulated amortization	(448,525)	(403,888)
Net carrying amount	$324,715	369,352

Amortization expense associated with the intangible assets was $44,637 and $83,206 for fiscal years 2012 and 2011, respectively. Estimated amortization expense for the identifiable intangibles is expected to be as follows: 2013, $44,637; 2014, $44,637; 2015, $30,680; 2016, $30,680; 2017, $30,680 and thereafter $143,400.

(5)	Warranty Reserve

A reconciliation of the change in the warranty reserve consists of the following for the fiscal years ended June 30:

	2012	2011
Beginning warranty reserve balance	$185,245	186,022
Warranty repairs	(124,844)	(135,542)
Warranties issued	127,059	149,362
Changes in estimated warranty costs	(6,460)	(14,597)
Ending warranty reserve	$181,000	185,245

(6)	Line of Credit

The Company has a revolving line-of-credit facility with a commercial bank in the amount of $7,000,000. Borrowing limitations are based on 45% of eligible inventory and up to 80% of eligible accounts receivable resulting in a borrowing limit of $5,115,000 as of June 30, 2012. As of June 30, 2012 and 2011, the outstanding balance was approximately $3,498,000 and $2,584,000, respectively. Available borrowings as of June 30, 2012 were $1,617,000.  The line of credit is collateralized by inventory and accounts receivable and bears interest at a rate based on the lender’s 90-day LIBOR rate plus 3%. The interest rate was 3.5% and 3.2% as of June 30, 2012 and 2011, respectively. This line is subject to biennial renewal and matures on December 15, 2012. Accrued interest is payable monthly.

The Company’s revolving line of credit agreement includes covenants requiring the Company to maintain certain financial ratios. As of June 30, 2012, management believes the Company was in compliance with its loan covenants.

(7)	Long-Term Debt

Long-term debt consists of the following as of June 30:

	2012	2011
6.44% promissory note secured by trust deed on real property, maturing January 2021, payable in monthly installments of $13,278	$1,048,496	1,137,179
5.649% promissory note secured by building, maturing December 2017, payable in monthly installments of $16,985	961,196	1,105,292
6.21% promissory note secured by a trust deed on real property, maturing November 2013, payable in monthly installments of $7,240	108,243	183,687
8.49% promissory note secured by equipment, payable in monthly installments of $2,097 through December 2014	56,515	75,980
14.305% promissory note secured by equipment, payable in monthly installments of $2,338 through May 2014	46,781	66,572
4.75% promissory note secured by a vehicle, payable in monthly installments of $721 through May 2017	37,859	-
5.531% promissory note secured by a vehicle, payable in monthly installments of $482 through August 2016	21,460	-
5.887% promissory note secured by a vehicle, payable in monthly installments of $390 through March 2017	19,284	-
5.75% promissory note secured by a vehicle, payable in monthly installments of $435 through October 2013	6,661	11,351
10.15% promissory note secured by a vehicle, payable in monthly installments of $448 through December 2012	2,612	7,456
13.001% promissory note secured by equipment, payable in monthly installments of $70 through October 2015	2,263	-
7.95% promissory note secured by a vehicle, payable in monthly installments of $724 through July 2013	-	16,627
16.35% promissory note secured by equipment, payable in monthly installments of $409 through October 2011	-	1,580
9.69% promissory note secured by equipment, payable in monthly installments of $318 through October 2011	-	828

Total long-term debt	2,311,370	2,606,552
Less current portion	(395,055)	(368,135)
Long-term debt, net of current portion	$1,916,315	2,238,417

The aggregate maturities of long-term debt for each of the years subsequent to 2012 are as follows:  2013, $395,055; 2014, $355,217; 2015, $308,500; 2016, $314,467; 2017, $327,162 and thereafter $610,969.

(8)	Leases

The Company leases vehicles under noncancelable operating lease agreements. Lease expense for the years ended June 30, 2012 and 2011, was $7,812 and $15,898, respectively. Future minimum lease payments required under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of 2012 are as follows: 2013, $6,507.

The Company rents office, warehouse and storage space and office equipment under agreements which run one year or more in duration. The rent expense for the years ended June 30, 2012 and 2011 was $231,142 and $285,347, respectively. Future minimum rental payments required under operating leases that have a duration of one year or more as of June 30, 2012 are as follows: 2013, $109,775; 2014, $56,400; 2015, $39,775 and 2016, $29,925.

During fiscal year 2011, the office and warehouse spaces in Girard, Ohio; Detroit, Michigan; Pleasanton, California; and Hopkins, Minnesota were leased on an annual/monthly basis from employees/stockholders; or entities controlled by stockholders, who were previously principals of the dealers acquired in June and July, 2007. The leases are related-party transactions with four employee/stockholders, however, management believes the lease agreements have been conducted on an arms-length basis and the terms are similar to those that would be available to other third parties. Effective July 1, 2011, the office in Girard, Ohio was moved to Boardman, Ohio and is leased through from a third party.

(9)	Income Taxes

Income tax benefit (provision) for the years ended June 30 consists of:

	Current	Deferred	Total
2012:
U.S. federal	$-	159,921	159,921
State and local	-	6,785	6,785
	$-	166,706	166,706
2011:
U.S. federal	$61,449	(209,689)	(148,240)
State and local	(100)	364	264
	$61,349	(209,325)	(147,976)

The actual income tax benefit (provision) differs from the “expected” tax benefit (provision) computed by applying the U.S. federal corporate income tax rate of 34% to income (loss) before income taxes for the years ended June 30, are as follows:

	2012	2011
Expected tax benefit (provision)	$64,682	(142,414)
State taxes, net of federal tax benefit	4,478	(12,650)
R&D tax credit	75,000	-
Other, net	22,546	7,088
	$166,706	(147,976)

Deferred income tax assets and liabilities related to the tax effects of temporary differences are as follow as of June 30:

	2012	2011
Net deferred income tax assets – current:
Inventory capitalization for income tax purposes	$75,127	73,812
Inventory reserve	114,270	131,721
Warranty reserve	70,590	72,245
Accrued product liability	29,835	26,389
Allowance for doubtful accounts	78,526	114,440
Total deferred income tax assets – current	$368,348	418,607

	2012	2011
Net deferred income tax assets (liabilities) – non-current:
Property and equipment, principally due to differences in depreciation	$(268,839)	(266,858)
Research and development credit carryover	328,927	212,161
Other intangibles	(126,640)	(144,047)
Operating loss carry forwards	197,992	113,219
Total deferred income tax assets (liabilities) – non-current	$131,440	(85,525)

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred income tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

(10)	Major Customers and Sales by Geographic Location

During the fiscal years ended June 30, 2012 and 2011, sales to any single customer did not exceed 10% of total net sales.

The Company exports products to approximately 30 countries.  Sales outside North America totaled $896,887, or 2.8% of net sales, for the fiscal year ended June 30, 2012 compared to $678,576, or 2.1% of net sales, for the fiscal year ended June 30, 2011.

(11)  Common Stock and Common Stock Equivalents

On July 15, 2003, the board of directors (board) approved an open-market share repurchase program for up to $500,000 of the Company’s common stock. On November 27, 2007, the board approved an additional $250,000 for the open-market share repurchase program after the original $500,000 was used. In February 2011, the board approved an additional $1,000,000 for repurchases under the program. During fiscal year 2010, the board authorized the repurchase of up to $100,000 of stock annually for three years from each of two former distributors that were acquired by the Company in 2007. During the year ended June 30, 2012, the Company acquired and retired 399,287 shares of common stock for $401,408.  During the year ended June 30, 2011, the Company acquired and retired 543,240 shares of common stock for $519,053.

During the years ended June 30, 2012 and 2011, the Company granted 27,545 and 7,596 shares, respectively, of restricted common stock to directors and officers in connection with compensation arrangements.

The Company maintains a 2005 equity incentive plan for the benefit of employees.  Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other share-based awards may be granted under the plan.  Awards granted under the plan may be performance-based. Effective November 27, 2007, the plan was amended, as approved by the stockholders, to increase the number of shares available by 1,000,000 shares. As of June 30, 2012, 500,869 shares of common stock were authorized and reserved for issuance, but were not granted under the terms of the 2005 equity incentive plan as amended.

The Company granted options to acquire common stock under its 2005 equity incentive plan during fiscal years 2012 and 2011. The options are granted at not less than 100% of the market price of the stock at the date of grant. Option terms are determined by the board, and exercise dates may range from 6 months to 10 years from the date of grant.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2012	2011
Expected dividend yield	0%	0%
Expected stock price volatility	69%	60-64%
Risk-free interest rate	2.09%	2.5 – 3.43%
Expected life of options	10 years	10 years

The weighted average fair value of options granted during fiscal years 2012 and 2011 was $.62 and $.53, respectively.

The following table summarizes the Company’s stock option activity during the fiscal years 2012 and 2011:

	2012			2011
			Weighted
		Weighted	average		Weighted
	Number	average	remaining	Number	average
	of	exercise	contractual	of	exercise
	shares	price	term	shares	price

Options outstanding at beginning of the year	933,462	$1.33	4.84 years	932,805	$1.35
Options granted	52,277	.82		66,248	.74
Options exercised	-	-		(4,884)	1.63
Options canceled or expired	(120,276)	1.31		(60,707)	1.10
Options outstanding at endof the year	865,463	1.30	4.12 years	933,462	1.33
Options exercisable at endof the year	561,664	1.55		534,412	1.64
Range of exercise prices atend of the year		$.35 - 1.89			$.35 – 1.99

The Company recognized $76,099 and $56,098 in stock-based compensation for the years ended June 30, 2012 and 2011, respectively, which is included in selling, general, and administrative expenses in the consolidated statements of operations. The stock-based compensation includes amounts for both restricted stock and stock options under ASC 718.

As of June 30, 2012 there was $503,528 of unrecognized stock-based compensation cost that is expected to be expensed over periods of four to 10 years.
No options were exercised during the fiscal year 2012, and the aggregate intrinsic value on the date of exercise of options exercised during fiscal year 2011 was $1,552. The aggregate intrinsic value of the outstanding options as of June 30, 2012 and 2011 was $1,281 and $206,721, respectively.

(12)	Employee Benefit Plan

The Company has a deferred savings plan which qualifies under Internal Revenue Code Section 401(k). The plan covers all employees of the Company who have at least six months of service and who are age 20 or older. For fiscal years 2012 and 2011, the Company made matching contributions of 25% of the first $2,000 of each employee’s contribution. The Company’s contributions to the plan for 2012 and 2011 were $37,745 and $38,728, respectively. Company matching contributions for future years are at the discretion of the board of directors.

(13)	Subsequent Events

In accordance with ASC 855-10, management determined that through the date of this report, there are no material subsequent events to report.

(14)	Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to testing goodwill for impairment. This guidance provides that entities may first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. If the qualitative assessment results in a more than 50% likely result that the fair value of a reporting unit is less than the carrying amount, then the entity must continue to apply the two-step impairment test. If the entity concludes the fair value exceeds the carrying amount, then neither of the two steps in the goodwill impairment test is required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The adoption of this pronouncement had no significant effect on the Company’s financial statements.

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income. This guidance specifies that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. It also does not change the presentation of related tax effects, before related tax effects, or the portrayal or calculation of earnings per share. This guidance is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, effective for Dynatronics July 1, 2012. The adoption of this guidance will not have a material effect on our consolidated financial statements as it amended only the presentation of comprehensive income. Comprehensive income (loss) was equal to the net income (loss) as presented in the consolidated financial statements for the fiscal years ended June 30, 2012 and 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNATRONICS CORPORATION

By    /s/ Kelvyn H. Cullimore, Jr.
Kelvyn H. Cullimore, Jr.
Chief Executive Officer and President

Date: September 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kelvyn H. Cullimore, Jr.	Chairman, President, CEO	September 24, 2012
Kelvyn H. Cullimore, Jr.	(Principal Executive Officer)

/s/ Terry M. Atkinson	Chief Financial Officer	September 24, 2012
Terry M. Atkinson, CPA	(Principal Accounting Officer and Principal Financial Officer)

/s/ Larry K. Beardall	Director, Executive	September 24, 2012
Larry K. Beardall	Vice President

/s/ Howard L. Edwards	Director	September 24, 2012
Howard L. Edwards

/s/ Joseph H. Barton	Director	September 24, 2012
Joseph H. Barton

/s/ Val J. Christensen	Director	September 24, 2012
Val J. Christensen