Form 10-Q
period 2012-09-30
DYNATRONICS CORP
filed 2012-11-14
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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
☐ Yes  ☑  No

The number of shares outstanding of the registrant’s common stock, no par value, as of November 13, 2012 is 12,688,650.

DYNATRONICS CORPORATION
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2012

DYNATRONICS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	September 30, 2012	June 30, 2012

Current assets:
Cash and cash equivalents	$285,639	278,263
Trade accounts receivable, less allowance for doubtful accounts of $242,833 as of September 30, 2012 and $201,349 as of June 30, 2012	3,704,913	3,667,086
Other receivables	9,097	11,718
Inventories, net	6,090,591	6,098,597
Prepaid expenses and other	235,890	226,596
Prepaid income taxes	-	3,550
Current portion of deferred income tax assets	388,667	368,348

Total current assets	10,714,797	10,654,158

Property and equipment, net	3,594,333	3,677,898
Intangible assets, net	313,555	324,715
Other assets	481,769	482,719
Deferred income tax assets, net of current portion	133,585	131,440

Total assets	$15,238,039	15,270,930

Liabilities and Stockholders' Equity

Current liabilities:
Current portion of long-term debt	$400,159	395,055
Line of credit	3,673,334	3,497,597
Warranty reserve	181,000	181,000
Accounts payable	2,351,542	2,413,201
Accrued expenses	249,818	386,229
Accrued payroll and benefits expense	325,183	215,218
Income tax payable	2,676	-

Total current liabilities	7,183,712	7,088,300

Long-term debt, net of current portion	1,814,345	1,916,315

Total liabilities	8,998,057	9,004,615

Commitments and contingencies

Stockholders' equity:
Common stock, no par value: Authorized 50,000,000 shares; issued 12,688,650 shares as of September 30, 2012 and June 30, 2012	7,116,747	7,091,935
Accumulated deficit	(876,765)	(825,620)

Total stockholders' equity	6,239,982	6,266,315

Total liabilities and stockholders' equity	$15,238,039	15,270,930

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	September 30
	2012	2011

Net sales	$7,206,025	7,996,802
Cost of sales	4,495,177	4,994,704

Gross profit	2,710,848	3,002,098

Selling, general, and administrative expenses	2,459,104	2,694,867
Research and development expenses	266,268	356,347

Operating loss	(14,524)	(49,116)

Other income (expense):
Interest income	329	915
Interest expense	(66,767)	(63,236)
Other income, net	7,353	5,509

Net other income (expense)	(59,085)	(56,812)

Loss before income taxes	(73,609)	(105,928)

Income tax benefit	22,464	37,669

Net loss	$(51,145)	(68,259)

Basic and diluted net loss per common share	$(0.00)	(0.01)

Weighted-average common shares outstanding:

Basic	12,688,650	12,961,381
Diluted	12,688,650	12,961,381

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	September 30
	2012	2011
Cash flows from operating activities:
Net loss	$(51,145)	(68,259)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	109,167	99,141
Amortization of intangible assets	11,160	11,160
Stock-based compensation expense	24,812	16,261
Change in deferred income tax assets	(22,464)	(37,669)
Provision for doubtful accounts receivable	45,000	27,000
Provision for inventory obsolescence	30,000	30,000
Change in operating assets and liabilities:
Receivables	(80,206)	(228,318)
Inventories	(21,994)	(171,374)
Prepaid expenses and other assets	(8,344)	(19,857)
Prepaid income taxes	27,771	7,014
Accounts payable and accrued expenses	(109,650)	157,924

Net cash provided by operating activities	(45,893)	(176,977)

Cash flows from investing activities:
Purchase of property and equipment	(25,602)	(107,812)

Net cash used in investing activities	(25,602)	(107,812)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	25,186
Principal payments on long-term debt	(96,866)	(90,965)
Net change in line of credit	175,737	608,034
Purchase and retirement of common stock	-	(301,408)

Net cash provided by financing activities	78,871	240,847

Net change in cash and cash equivalents	7,376	(43,942)

Cash and cash equivalents at beginning of the period	278,263	384,904

Cash and cash equivalents at end of the period	$285,639	340,962

Supplemental disclosure of cash flow information:
Cash paid for interest	$66,313	62,940
Cash paid for income taxes	-	7,096

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1.  PRESENTATION

The condensed consolidated balance sheets as of September 30, 2012 and June 30, 2011, and the condensed consolidated statements of operations and cash flows for the three months ended September 30, 2012 and 2011 were prepared by Dynatronics Corporation (the “Company”) without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the Company’s financial position, results of operations and cash flows.  The results of operations for the three months ended September 30, 2012 are not necessarily indicative of the results of operations for the fiscal year ending June 30, 2013.  The Company previously filed with the SEC an annual report on Form 10-K which included audited financial statements for each of the two years ended June 30, 2012 and 2011.  It is suggested that the financial statements contained in this Form 10-Q be read in conjunction with the financial statements and notes thereto contained in the Company’s most recent Form 10-K.

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

The reconciliations between the basic and diluted weighted-average number of common shares outstanding for the three months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended
	September 30
	2012	2011
Basic weighted-average number of common shares outstanding during the period	12,688,650	12,961,381
Weighted-average number of dilutive common stock options outstanding during the period	-	-
Diluted weighted-average number of common and common equivalent shares outstanding during the period	12,688,650	12,961,381

Outstanding options for common shares not included in the computation of diluted net income (loss) per common share, because they were anti-dilutive, for the three months ended September 30, 2012 and 2011 totaled 842,979 and 865,218.

NOTE 3.   STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the employee’s requisite service period. The Company recognized $24,812 and $16,261 in stock-based compensation expense during the three months ended September 30, 2012 and 2011, respectively.  These expenses were recorded as selling, general and administrative expenses in the condensed consolidated statements of operations.

Stock Options.  The Company maintains a 2005 equity incentive plan for the benefit of employees.  Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other stock-based awards may be granted under the plan.  Awards granted under the plan may be performance-based.  As of September 30, 2012, there were 523,353 shares of common stock authorized and reserved for issuance, but not granted under the terms of the 2005 equity incentive plan, as amended.

The following table summarizes the Company’s stock option activity during the three-month period ended September 30, 2012.

	Number of Options	Weighted-Average Exercise Price
Outstanding at beginning of period	865,463	$1.30
Granted	6,760	.54
Exercised	-	-
Cancelled	(29,244)	1.26
Outstanding at end of period	842,979	1.32

Exercisable at end of period	546,708	1.55

The Black-Scholes option-pricing model is used to estimate the fair value of options granted under the Company’s stock option plan. The weighted-average fair values of stock options granted under the plan for the three months ended September 30, 2012 were based on the following assumptions at the date of grant as follows:

Three Months Ended September 30,
2012
Expected dividend yield	0%
Expected stock price volatility	69.38%
Risk-free interest rate	1.74%
Expected life of options	10 years
Weighted-average grant date fair value	$0.54

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

As of September 30, 2012, there was $507,216 of unrecognized stock-based compensation cost related to grants under the stock option plan that is expected to be expensed over a weighted-average period of four to ten years. There was $3,737 of intrinsic value for options outstanding as of September 30, 2012.

NOTE 4.  COMPREHENSIVE INCOME (LOSS)

For the three months ended September 30, 2012 and 2011, comprehensive loss was equal to the net loss as presented in the accompanying condensed consolidated statements of operations.

NOTE 5.  INVENTORIES

Inventories consisted of the following:

	September 30, 2012	June 30, 2012
Raw materials	$2,496,638	2,401,676
Finished goods	3,898,916	3,989,920
Inventory obsolescence reserve	(304,963)	(292,999)
	$6,090,591	6,098,597

NOTE 6.  RELATED-PARTY TRANSACTIONS

The Company leases office and warehouse space in Detroit, Michigan; Hopkins, Minnesota; and Pleasanton, California from three stockholders and former independent distributors on an annual basis under operating lease arrangements. Management believes the lease agreements are on an arms-length basis and the terms are equal to or more favorable than would be available to third parties. The expense associated with these related-party transactions totaled $37,800 and $39,000 for the three months ended September 30, 2012 and 2011, respectively.

NOTE 7.  LINE OF CREDIT

The Company’s revolving line of credit agreement includes covenants requiring the Company to maintain certain financial ratios. As of September 30, 2012, the Company was out of compliance with one of the covenants regarding debt service coverage. The line of credit renews on December 15, 2012 and the Company is in discussions with the bank and believes that the line of credit will be extended. However, if the line of credit is not extended, the Company will need to find additional sources of financing. Failure to obtain additional financing would have a material adverse effect on our business operations. All borrowings under the line of credit are presented as current liabilities in the accompanying condensed consolidated balance sheet.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our principal business is the distribution, marketing and sale of physical medicine and aesthetic products, many of which we design and manufacture.  We offer a broad line of medical equipment including therapy devices, medical supplies and soft goods, treatment tables and rehabilitation equipment.  Our line of aesthetic products includes aesthetic massage and microdermabrasion devices, as well as skin care products.  Our products are sold to and used primarily by physical therapists, chiropractors, sports medicine practitioners, podiatrists, plastic surgeons, dermatologists and aestheticians.  We have a fiscal year ending June 30.  For example, reference to fiscal year 2013 refers to the year ending June 30, 2013.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended September 30, 2012, should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing in Part I, Item 1 of this report, and our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which includes audited financial statements for the year then ended.  Results of operations for the first fiscal quarter ended September 30, 2012, are not necessarily indicative of the results that will be achieved for the full fiscal year ending June 30, 2013.

Net Sales

Net sales decreased $790,777 or approximately 9.9% to $7,206,025 for the quarter ended September 30, 2012, compared to net sales of $7,996,802 for the quarter ended September 30, 2011.  The decrease in sales is attributable primarily to three factors.  First, we were not able to fill all of the orders we received for our new SolarisPlus units and other capital products during September 2012.  Second, we experienced lower sales of capital exercise products, metal tables and certain other products.  Third, we believe that the renewed softness of the U.S. economy and uncertainty surrounding healthcare reform in the United States has had the effect of limiting expansion and improvements in our market sector.  The Company expects the new SolarisPlus line, along with additional new products being introduced this fiscal year will help strengthen sales going forward.

Gross Profit

Gross profit decreased approximately $290,000 or about 9.7% to $2,710,848, or 37.6% of net sales, for the quarter ended September 30, 2012, compared to $3,002,098, or 37.5% of net sales, for the quarter ended September 30, 2011.  The decrease in gross profit during the current quarter reflects the decrease in total sales discussed above.  Looking ahead, we expect to generate improved sales of higher margin capital equipment, including our new SolarisPlus products now on the market, as well as from the introduction of other new products currently under development.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased $235,763 to $2,459,104, or 34.1% of net sales, for the quarter ended September 30, 2012, from $2,694,867, or 33.7% of net sales, for the quarter ended September 30, 2011.  The decrease in SG&A expenses for the quarter reflects lower sales expenses and lower personnel costs.  The following factors impacted SG&A expenses for the three months ended September 30, 2012, as compared to the same period in 2011:

•	$182,106 of lower selling expenses mostly associated with lower commission expense due to lower sales;

•	$59,232 of lower labor and benefits expense;

•	$5,575 of higher general expenses including higher legal and professional fees

During the fourth quarter of fiscal year 2012 and the first quarter of fiscal year 2013, the Company identified over $750,000 of annual cost reductions which are being implemented. These cost reductions contributed to the lower SG&A expense incurred this quarter.

Research and Development Expenses

Research and development (“R&D”) expenses decreased $90,079 to $266,268, or 3.7% of sales, in the quarter ended September 30, 2012, compared to $356,347, or 4.5% of sales in the quarter ended September 30, 2011.  In August 2012, we introduced the SolarisPlus product line, the first of several new product introductions anticipated to be made in fiscal year 2013.  The new products that are currently under development will allow us to expand distribution into a broader segment of our industry and help us capture greater market share in the physical medicine market.  We believe that developing new products is a key element in our growth strategy.  In future periods we expect our R&D costs will decrease to more historical levels.  We expense R&D costs as they are incurred.

Income (Loss) Before Income Tax Provision

Pre-tax loss for the quarter ended September 30, 2012, totaled $73,609 compared to a pre-tax loss of $105,928 for the quarter ended September 30, 2011.  Despite the reduction in sales and gross profits, the Company was able to reduce its loss before income tax provision for the current quarter compared to the same quarter last year as a result of lower selling, labor, and R&D expenses.  Lower sales and gross profits in the quarter ended September 30, 2012 resulted from a backlog of orders, lower sales of capital exercise products, metal tables and certain other products, and the weakness in the U.S. economy generally and the healthcare industry specifically.  As noted above, steps have been taken to reduce expenses at an annualized amount of approximately $750,000 by reducing labor and overhead costs and improving operating efficiencies.

Income Tax Provision (Benefit)

Income tax benefit was $22,464 for the quarter ended September 30, 2012, compared to income tax benefit of $37,669 for the quarter ended September 30, 2011.  The effective tax benefit rate for the first quarter of fiscal year 2013 was 30.5% compared to 35.6% for the same period in fiscal year 2012.  The difference in the effective tax rates is attributable to a difference in R&D tax credits as well as certain permanent book to tax differences.

Net Income (Loss)

Net loss was $51,145 or $.00 per share for the quarter ended September 30, 2012, compared to a net loss of $68,259 or $.01 per share for the quarter ended September 30, 2011.  The decrease in loss per share for the quarter ended September 30, 2012, compared to the prior year period, reflects the cumulative effect of the various components discussed above.

Liquidity and Capital Resources

We have financed operations through available cash reserves and borrowings under a line of credit with a bank.  Working capital was $3,531,085 as of September 30, 2012, inclusive of the current portion of long-term obligations and credit facilities, compared to working capital of $3,565,858 as of June 30, 2012.  The current ratio was 1.5 to 1 as of September 30, 2012 and June 30, 2012.  Current assets remained consistent at 70% of total assets as of September 30, 2012 and June 30, 2012.

Cash and Cash Equivalents

Our cash and cash equivalents position as of September 30, 2012, was $285,639, an increase of 2.7%, from cash and cash equivalents of $278,263 as of June 30, 2012.  Our cash position varies from quarter to quarter, but typically stays within a range of $200,000 to $400,000.  We expect that cash flows from operating activities, together with amounts available through an existing line-of-credit facility, will be sufficient to cover operating needs in the ordinary course of business for at least the next twelve months.  If we experience an adverse operating environment, including a further worsening of the general economy in the United States, or unusual capital expenditure requirements, additional financing may be required.  No assurance can be given that additional financing, if required, would be available on terms favorable to us, or at all.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, increased $37,827, or 1.0%, to $3,704,913 as of September 30, 2012, compared to $3,667,086 as of June 30, 2012.  Trade accounts receivable represent amounts due from our customers including medical practitioners, clinics, hospitals, colleges and universities and sports teams as well as dealers and distributors that purchase our products for redistribution.  We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers.  Accounts receivable are generally collected within 30 days of the agreed terms.

Inventories

Inventories, net of reserves, decreased $8,006, or 0.1%, to $6,090,591 as of September 30, 2012, compared to $6,098,597 as of June 30, 2012.  The current level of inventory as of September 30, 2012 and June 30, 2012 reflects the Company’s acquisition of component parts for the new SolarisPlus and Quad7 products.

Accounts Payable

Accounts payable decreased $61,659, or 2.6%, to $2,351,542 as of September 30, 2012, from $2,413,201 as of June 30, 2012.  The decrease in accounts payable is a result of the timing of our weekly payments to suppliers and the timing of purchases of product components.  Accounts payable are generally not aged beyond the terms of our suppliers.  We generally take advantage of available early payment discounts when offered by our vendors.

Line of Credit

The outstanding balance on our line of credit increased $175,737 to $3,673,334 as of September 30, 2012, compared to $3,497,597 as of June 30, 2012.  Interest on the line of credit is based on the 90-day LIBOR rate (0.36% as of September 30, 2012) plus 3%.  The line of credit is collateralized by accounts receivable and inventories.  Borrowing limitations are based on approximately 45% of eligible inventory and up to 80% of eligible accounts receivable, up to a maximum credit facility of $7,000,000.  Interest payments on the line are due monthly.  As of September 30, 2012, the borrowing base was approximately $5,117,000, resulting in approximately $1,444,000 of available credit on the line.  The line of credit is renewable on December 15, 2012 and includes covenants requiring us to maintain certain financial ratios.  As of September 30, 2012, we were not in compliance with one of the loan covenants regarding our debt coverage ratio.  We are in discussions with the lender to renew the line of credit and believe that it will be renewed, notwithstanding this breach.  However, if the line of credit is not renewed, we will need to find additional sources of financing.  Failure to obtain additional financing would have a material adverse effect on our business operations.

We believe that amounts available under the line of credit as well as cash generated from operating activities will continue to be sufficient to meet our operating requirements.

Debt

Long-term debt, excluding current installments decreased $101,970 to $1,814,345 as of September 30, 2012, compared to $1,916,315 as of June 30, 2012.  Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee.  The principal balance on the mortgage loans is approximately $2,037,900 with monthly principal and interest payments of $37,503.

Inflation

Our revenues and net income have not been unusually affected by inflation or price increases for raw materials and parts from vendors.

Stock Repurchase Plans

We have a stock repurchase plan that has been ongoing since 2003.  Purchases of shares may be made from time-to-time, in the open market, through block trades or otherwise, and are based on market conditions, the level of our cash balances, general business opportunities, and other factors.  Our Board of Directors periodically approves the dollar amounts for share repurchases under the plan.  As of September 30, 2012, $748,450 remained available under the plan for purchases.  There is no expiration date for the plan.

We have also entered into stock repurchase agreements with two shareholders pursuant to which each of these shareholders may require the Company to purchase up to $100,000 of common stock annually for three years.  We repurchased $100,000 of stock from each of these shareholders during the year ended June 30, 2012, the first year the agreements were in effect.  In addition, we purchased $100,000 of stock from one of the two shareholders in April 2012 during the second year of the agreements.

No purchases were made during the quarter ended September 30, 2012 under any of the plans described above.

Critical Accounting Policies

The discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires estimates and judgments that affect the reported amounts of our assets, liabilities, net sales and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable given the circumstances and evaluates these estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

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

Any modifications to estimates of inventory valuation reserves are reflected in cost of goods sold within the statements of operations during the period in which such modifications are determined necessary by management.  As of September 30, 2012 and June 30, 2012, our inventory valuation reserve balance, which established a new cost basis, was $304,963 and $292,999, respectively, and our inventory balance was $6,090,591 and $6,098,597, net of reserves, respectively.

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

Allowance for Doubtful Accounts

We must make estimates of the collectability of accounts receivable.  In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.  Our accounts receivable balance was $3,704,913 and $3,667,086, net of allowance for doubtful accounts of $242,833 and $201,349, as of September 30, 2012 and June 30, 2012, respectively.

Deferred Income Tax Assets

In August 2012 and August 2011, our management performed an analysis of the deferred income tax assets and their recoverability.  Based on several factors, including our strong earnings history of pre-tax profit averaging over $500,000 per year in 19 of the last 23 fiscal years and the fact that the principal causes of the loss in fiscal 2008 (goodwill impairment and expenses resulting from six acquisitions) are considered to be unusual and are not expected to recur in the near future, we believe that it is more likely than not that all of the net deferred income tax assets will be realized.

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

In August 2012, we introduced to the market our new Dynatron SolarisPlus line of electrotherapy/ultrasound/ light therapy units.  This new product line consists of four new units: the Dynatron SolarisPlus 709, 708, 706, and 705.  These attractive new units provide our most advanced technology in combination therapy devices by adding tri-wave light therapy capabilities to enhanced electrotherapy and ultrasound combination devices.  Tri-wave light therapy features infrared, red and blue wavelength light.  The new Dynatron Solaris light pad is capable of treating large areas of the body via unattended light therapy.  As part of the SolarisPlus product line introduction, we also introduced a new display cart specifically designed for these units.  The SolarisPlus line is quickly becoming popular for its power and versatility.  The new units are capable of simultaneously powering five electrotherapy channels, ultrasound therapy, a light probe and light pad.

The commitment to innovation of high-quality products has been a hallmark of Dynatronics and will continue to be part of our future strategic objectives.  In addition to the four new products introduced in August 2012, we have plans to introduce another 5-10 new proprietary products in this current fiscal year ending June 30, 2013 making fiscal year 2013 the most prolific year for new product introductions in our history.  The introduction of these new products represents the culmination of years of R&D investment to transform our product lines to be more attractive than ever and further drive sales of our profitable proprietary products.

R&D costs for us have been cyclical in nature.  The higher costs in fiscal year 2011 and 2012 reflect the fact that we have been in a more intense part of the product development cycle.  With the new products being introduced to the market in this fiscal year, we expect that R&D costs will cycle back to a lower level more in line with historical amounts.  Management is confident the higher costs associated with the more intense part of the development cycle in the short term will yield long-term benefits and are important to assuring that we maintain our reputation in the industry for being an innovator and leader in product development.

In calendar 2011, we announced the signing of contracts with four Group Purchasing Organizations (GPOs):  Premier, Inc., Amerinet, Inc., FirstChoice Cooperative and Champs Group Purchasing.  These GPOs represent tens of thousands of clinics and hospitals around the nation.  In addition, during 2012 we obtained approval to sell to the U.S. government, including the Veterans Affairs medical facilities and U.S. armed forces through GSA contracts.  We have also been successful in becoming a preferred vendor to many national and regional accounts.  With the broader offering of products now available through our catalog and e-commerce website, we are better able to compete for this high volume business.  However, securing business with GPO members has proved a challenging and much slower process than originally anticipated.  While not abandoning such efforts, our resource commitment to soliciting such business has been scaled back to better reflect the opportunities identified with these potential customers.

In early 2013 we plan to introduce a new, updated version of our product catalog.  This new catalog will not only include our new proprietary products previously discussed, but will also expand our offering of non-proprietary products by hundreds of items in order to better service the broader needs of our customers.  It will also provide an excellent new sales tool for all of our sales representatives in the field as well as provide a foundation for expanding our e-commerce platform.

Over the past few years, consolidations in our market have changed the landscape of our industry’s distribution channels.  At the present time, we believe that there remain only two companies with a national direct sales force selling proprietary and distributed products: Dynatronics and Patterson Medical.  All other distribution in our market is directed through catalog companies with no direct sales force, or through independent local dealers that have limited geographical reach.  In the past year, we have reinforced our direct sales team that includes over 50 direct sales employees and independent sales representatives.  In addition to these direct sales representatives, we continue to enjoy a strong relationship with scores of independent dealers.  We believe we have the best trained and most knowledgeable sales force in the industry.  The changes taking place within our market provide a unique opportunity for us to grow market share in the coming years through recruitment of high-quality sales representatives and dealers.

To further our efforts to recruit high-quality direct sales representatives and dealers, we intend to continue to improve efficiencies of our operations and the sales support for the industry.  Chief among the steps we are taking to make these improvements was the introduction of our first true e-commerce solution on July 6, 2010 and the enhancements to that portal in the years since its introduction.  With the availability of this e-commerce solution, customers are able to more easily place orders and obtain information about their accounts.  Sales representatives are increasing their effectiveness with the abundance of information available to them electronically through our e-quote system, which is a companion to the e-commerce solution introduced.  Not only is our e-commerce solution easy and efficient to use, it should also facilitate reducing transactional costs thus enabling us to accommodate higher sales without significantly increasing overhead.

The passage in 2010 of the Patient Protection and Affordable Care Act and the Health Care and Educational Reconciliation Act will affect our future operations.  The addition of millions to the rolls of the insured is expected to increase demand for services.  That increased demand could lead to increased sales of our products.  The magnitude of those increases is difficult to assess at this time.  A negative impact of this legislation as enacted is its imposition of an excise tax on all manufacturers and importers of medical devices.  An excise tax is assessed against sales, not profits.  Therefore, even in a year when we may have no profits, we will still owe the excise tax to the federal government.  Barring a change in the statute, we estimate that this tax would be approximately $300,000 to $400,000 annually based on current sales levels.  Because of the phase-in of various provisions in the legislation and other possible legislative actions, we cannot predict what the full effects of this legislation will be on our business and industry.  The first impact is expected in the early part of calendar year 2013.  In addition, rule-making under the law is not yet complete which could mean a temporary postponement in implementing the tax.  In the meantime, we are taking full advantage of every opportunity presented by this legislation to increase sales and to offset any negative effects that may accompany those opportunities.  Should the tax become effective January 1, 2013 as anticipated, we will likely be compelled to raise prices as a reflection of that new tax.

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

Refining our business model for supporting sales representatives and distributors will also be a focal point of operations.  We will continue to evaluate the most efficient ways to maintain our satellite sales offices and warehouses.  The ongoing refinement of this model is expected to yield further efficiencies that will better achieve sales goals while, at the same time, reduce expenses.

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

•	Continue to seek ways of increasing business with GPO’s, as well as through GSA contracts with the U.S. Government and to national and regional accounts.

•	Introducing a new 2013-14 product catalog featuring a broader product offering.

•	Using our e-commerce solution in order to facilitate business opportunities and reduce transactional costs.

•	Reinforcing distribution through a strategy of recruiting direct sales representatives and working closely with the most successful distributors of capital equipment.

•	Improving operational efficiencies by reducing costs to be more reflective of current levels of sales. Strengthening pricing management and procurement methodologies.

•	Minimizing expense associated in the Synergie department until demand for capital equipment re-emerges, and, in the meantime, seeking additional independent distributors and strategic partnerships.

•	Focusing international sales efforts on identifying key distributors and strategic partners who could represent the Company’s product line, particularly in Europe.

•	Exploring strategic business alliances that will leverage and complement our competitive strengths, increase market reach and supplement capital resources.

Cautionary Statement Concerning Forward-Looking Statements

The statements contained in this Form 10-Q, particularly the foregoing discussion in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not purely historical, are “forward-looking statements” within the safe harbors provided by Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act.  These statements refer to our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future.  They may be identified by the use of words or phrases such as “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” “intends,” and “potential,” among others.  Forward-looking statements include, but are not limited to, statements regarding product development, market acceptance, financial performance, revenue and expense levels in the future and the sufficiency of existing assets to fund future operations and capital spending needs.  Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements.  The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements, except as required by law.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Our business is exposed to various market risks.  Market risk is the potential risk of loss arising from adverse changes in market prices and rates.  We do not enter into derivative or other financial instruments for trading or speculative purposes.  There have been no material changes in our market risk during the quarter ended September 30, 2012, although the general weakness in the U.S. economy is expected to lead to greater discounting market-wide to stimulate sales in a declining economic environment.  In addition, further weakening of the economy could result in greater risks of collections of accounts receivable.

Our primary market risk exposure is interest rate risk.  As of September 30, 2012, approximately $4,616,000 of our debt bore interest at variable rates.  Accordingly, our net income is affected by changes in interest rates.  For every one hundred basis point change in the average interest rate under our existing debt, our annual interest expense would change by approximately $46,160.

In the event of an adverse change in interest rates, we could take actions to mitigate our exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions.

Item 4.   Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of September 30, 2012, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  The purpose of this evaluation was to determine whether, as of the evaluation date, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our management has concluded, that our disclosure controls and procedures were effective as of September 30, 2012.

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5.  Other Information

NASDAQ Minimum Bid Requirement

On November 7, 2012, we received a deficiency letter from the NASDAQ Stock Market, indicating that we had failed to comply with the minimum bid requirement for continued inclusion under Marketplace Rule 5550(a)(2). Under the deficiency notice, our common stock is subject to delisting because the bid price of the common stock closed below the minimum $1.00 per share requirement for continued inclusion.

The Company has requested an appeal of the delisting determination pursuant to procedures available under the Nasdaq Listing Rules.  The hearing panel is authorized to grant additional time to regain compliance, if the panel deems it appropriate. The Company’s hearing request will stay the suspension of the Company’s securities pending the hearing and a final determination by the panel. As part of its appeal, the Company will be required to provide the panel with a plan to regain compliance.  The Company’s plan includes a commitment to effect a reverse stock split upon receiving shareholder approval.  The Company has filed a definitive proxy statement with SEC seeking shareholder approval for a 1 for 5 reverse stock split, reducing the number of shares of common stock of the Company that are issued and outstanding.  A shareholder meeting is scheduled for December 17, 2012 to vote on the proposal.  If approved by the shareholders at the annual meeting, the Board of Directors will effect the reverse split at the earliest practicable time in order to meet the schedule agreed upon with Nasdaq.

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

DYNATRONICS CORPORATION
Registrant

Date November 14, 2012	/s/ Kelvyn H. Cullimore, Jr.
Kelvyn H. Cullimore, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date November 14, 2012	/s/ Terry M. Atkinson, CPA
Terry M. Atkinson, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)