Form 10-Q
period 2012-12-31
DYNATRONICS CORP
filed 2013-02-13
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

The number of shares outstanding of the registrant’s common stock, no par value, as of February 12, 2013 is 2,506,904.

DYNATRONICS CORPORATION
FORM 10-Q
QUARTER ENDED DECEMBER 31, 2012

DYNATRONICS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	December 31, 2012	June 30, 2012

Current assets:
Cash and cash equivalents	$405,189	278,263
Trade accounts receivable, less allowance for doubtful accounts of $289,248 as of December 31, 2012 and $201,349 as of June 30, 2012	3,764,702	3,667,086
Other receivables	7,294	11,718
Inventories, net	6,092,707	6,098,597
Prepaid expenses and other	380,595	226,596
Prepaid income taxes	-	3,550
Current portion of deferred income tax assets	391,250	368,348

Total current assets	11,041,737	10,654,158

Property and equipment, net	3,486,108	3,677,898
Intangible assets, net	302,396	324,715
Other assets	465,724	482,719
Deferred income tax assets, net of current portion	71,842	131,440

Total assets	$15,367,807	15,270,930

Liabilities and Stockholders' Equity

Current liabilities:
Current portion of long-term debt	$314,383	395,055
Line of credit	3,792,869	3,497,597
Warranty reserve	165,727	181,000
Accounts payable	2,245,329	2,413,201
Accrued expenses	425,663	386,229
Accrued payroll and benefits expense	310,673	215,218
Income tax payable	10,314	-

Total current liabilities	7,264,958	7,088,300

Long-term debt, net of current portion	1,698,648	1,916,315

Total liabilities	8,963,606	9,004,615

Commitments and contingencies

Stockholders' equity:
Common stock, no par value: Authorized 50,000,000 shares; issued 2,537,776 shares as of December 31, 2012 and 2,537,730 shares as of June 30, 2012	7,139,982	7,091,935
Accumulated deficit	(735,781)	(825,620)

Total stockholders' equity	6,404,201	6,266,315

Total liabilities and stockholders' equity	$15,367,807	15,270,930

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2012	2011	2012	2011

Net sales	$7,998,319	8,275,430	15,204,345	16,272,232
Cost of sales	4,899,404	5,062,472	9,394,582	10,057,176

Gross profit	3,098,915	3,212,958	5,809,763	6,215,056

Selling, general, and administrative expenses	2,565,282	2,686,401	5,024,386	5,381,268
Research and development expenses	274,379	412,861	540,646	769,208

Operating income	259,254	113,696	244,731	64,580

Other income (expense):
Interest income	118	14,600	447	15,515
Interest expense	(66,114)	(66,354)	(132,881)	(129,591)
Other income, net	6,885	10,237	14,238	15,746

Net other income (expense)	(59,111)	(41,517)	(118,196)	(98,330)

Income (loss) before income taxes	200,143	72,179	126,535	(33,750)

Income tax benefit (provision)	(59,160)	(25,845)	(36,696)	11,824

Net income (loss)	$140,983	46,334	89,839	(21,926)

Basic and diluted net income (loss) per common share	$0.06	0.02	0.04	(0.01)

Weighted-average common shares outstanding:

Basic	2,537,737	2,558,533	2,537,733	2,575,405
Diluted	2,538,257	2,566,458	2,538,295	2,575,405

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	December 31
	2012	2011
Cash flows from operating activities:
Net income (loss)	$89,839	(21,926)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	217,093	200,044
Amortization of intangible and other assets	39,314	22,319
Gain on disposal of assets	(2,648)	-
Stock-based compensation expense	48,047	32,329
Change in deferred income tax assets	36,696	(11,824)
Provision for doubtful accounts receivable	90,000	54,000
Provision for inventory obsolescence	60,000	60,000
Change in operating assets and liabilities:
Receivables	(183,192)	(82,428)
Inventories	(54,110)	(245,610)
Prepaid expenses	(153,999)	(80,727)
Prepaid income taxes	27,771	30,362
Accounts payable and accrued expenses	(62,163)	228,939

Net cash provided by operating activities	152,648	185,478

Cash flows from investing activities:
Purchase of property and equipment	(58,937)	(216,012)

Net cash used in investing activities	(58,937)	(216,012)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	25,186
Principal payments on long-term debt	(262,057)	(182,993)
Net change in line of credit	295,272	359,305
Purchase and retirement of common stock	-	(301,408)

Net cash provided by (used in) financing activities	33,215	(99,910)

Net change in cash and cash equivalents	126,926	(130,444)

Cash and cash equivalents at beginning of the period	278,263	384,904

Cash and cash equivalents at end of the period	$405,189	254,460

Supplemental disclosure of cash flow information:
Cash paid for interest	$131,270	128,507
Cash paid for income taxes	-	100

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1.  PRESENTATION

The condensed consolidated balance sheets as of December 31, 2012 and June 30, 2012, and the condensed consolidated statements of operations and cash flows for the three and six months ended December 31, 2012 and 2011 were prepared by Dynatronics Corporation (the “Company”) without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the Company’s financial position, results of operations and cash flows.  The results of operations for the three and six months ended December 31, 2012 are not necessarily indicative of the results of operations for the fiscal year ending June 30, 2013.  The Company previously filed with the SEC an annual report on Form 10-K which included audited financial statements for each of the two years ended June 30, 2012 and 2011.  It is suggested that the financial statements contained in this Form 10-Q be read in conjunction with the financial statements and notes thereto contained in the Company’s most recent Form 10-K.

On December 19, 2012, the Company completed a 1-for-5 reverse split of its common stock. All common stock share and per share information in the accompanying condensed consolidated interim financial statements and notes thereto have been adjusted to reflect retrospective application of the reverse stock split, except for par value per share and the number of authorized shares, which were not affected by the reverse stock split.

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

The reconciliations between the basic and diluted weighted-average number of common shares outstanding for the three and six months ended December 31, 2012 and 2011 are as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2012	2011	2012	2011
Basic weighted-average number of common shares outstanding during the period	2,537,737	2,558,533	2,537,733	2,575,405
Weighted-average number of dilutive common stock options outstanding during the period	520	7,925	562	-
Diluted weighted-average number of common and common equivalent shares outstanding during the period	2,538,257	2,566,458	2,538,295	2,575,405

Outstanding options for common shares not included in the computation of diluted net income (loss) per common share, because they were anti-dilutive, for the three months ended December 31, 2012 and 2011 totaled 165,567 and 162,092, respectively, and for the six months ended December 31, 2012 and 2011 totaled 165,567 and 172,124, respectively.

NOTE 3. STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the employee’s requisite service period. The Company recognized $23,235 and $16,068 in stock-based compensation expense during the three months ended December 31, 2012 and 2011, respectively, and recognized $48,047 and $32,329 in stock-based compensation expense during the six months ended December 31, 2012 and 2011, respectively.  These expenses were recorded as selling, general and administrative expenses in the condensed consolidated statements of operations.

Stock Options.  The Company maintains a 2005 Equity Incentive Plan for the benefit of employees.  Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other stock-based awards may be granted under the plan.  Awards granted under the plan may be performance-based.  As of December 31, 2012, there were 105,990 shares of common stock authorized and reserved for issuance, but not granted under the terms of the 2005 Equity Incentive Plan, as amended.

The following table summarizes the Company’s stock option activity during the six-month period ended December 31, 2012.

	Number of Options	Weighted-Average Exercise Price
Outstanding at beginning of period	173,089	$6.48
Granted	1,352	2.70
Exercised	-	-
Cancelled	(7,168)	6.17
Outstanding at end of period	167,273	6.47

Exercisable at end of period	125,946	7.48

The Black-Scholes option-pricing model is used to estimate the fair value of options granted under the Company’s stock option plan. The weighted-average fair values of stock options granted under the plan for the six months ended December 31, 2012 were based on the following assumptions at the date of grant as follows:

Six Months Ended December 31,
2012
Expected dividend yield	0%
Expected stock price volatility	69.38%
Risk-free interest rate	1.74%
Expected life of options	10 years
Weighted-average grant date fair value	$2.03

Expected option lives and volatilities are based on historical data of the Company. The risk-free interest rate is based on the U.S. Treasury Bills rate on the grant date for constant maturities that correspond with the option life. Historically, the Company has not declared dividends and there are no future plans to do so.

As of December 31, 2012, there was $499,065 of unrecognized stock-based compensation cost related to grants under the Equity Incentive Plan that is expected to be expensed over a weighted-average period of four to ten years. There was $2,198 of intrinsic value for options outstanding as of December 31, 2012.

NOTE 4.  COMPREHENSIVE INCOME (LOSS)

For the three and six months ended December 31, 2012 and 2011, comprehensive income (loss) was equal to the net income (loss) as presented in the accompanying condensed consolidated statements of operations.

NOTE 5.  INVENTORIES

Inventories consisted of the following:

	December 31, 2012	June 30, 2012
Raw materials	$2,345,512	2,401,676
Finished goods	4,037,308	3,989,920
Inventory obsolescence reserve	(290,113)	(292,999)
	$6,092,707	6,098,597

NOTE 6.  RELATED-PARTY TRANSACTIONS

The Company leases office and warehouse space in Detroit, Michigan; Hopkins, Minnesota; and Pleasanton, California from three shareholders and former independent distributors on an annual basis under operating lease arrangements. Management believes the lease agreements are on an arms-length basis and the terms are equal to or more favorable than would be available to third parties. The expense associated with these related-party transactions totaled $31,500 and $39,000 for the three months ended December 31, 2012 and 2011, respectively, $69,300 and $78,000 for the six months ended December 31, 2012 and 2011, respectively. In December, 2012, the Company moved its Pleasanton office/warehouse to a new, larger location in Livermore, California and entered into a lease agreement with an unaffiliated third party.

NOTE 7.  LINE OF CREDIT

Interest on the line of credit is based on the 90-day LIBOR rate (.31% as of December 31, 2012) plus 3.5%.  The line of credit is collateralized by accounts receivable and inventories.  Borrowing limitations are based on approximately 45% of eligible inventory and up to 80% of eligible accounts receivable, up to a maximum credit facility of $7,000,000.  Interest payments on the line are due monthly.  As of December 31, 2012, the borrowing base was approximately $5,045,000 resulting in approximately $1,252,000 of available credit on the line. The line of credit agreement includes covenants requiring the Company to maintain certain financial ratios. As of December 31, 2012, the Company was in compliance with all of the bank covenants. The line of credit is subject to a biennial renewal and renews on June 15, 2013. However, if the line of credit is not extended, the Company will need to find additional sources of financing. Failure to obtain additional financing would have a material adverse effect on our business operations. All borrowings under the line of credit are presented as current liabilities in the accompanying condensed consolidated balance sheet.

 NOTE 8.  RECENT ACCOUNTING PRONOUNCEMENTS

In October 2012, the FASB issued ASU No 2012-04, Technical Corrections and Improvements. This Update makes technical corrections, clarifications, and limited-scope improvements to various Topics throughout the Codification. The changes clarify the Codification or correct unintended application of guidance and are not expected to have a significant impact on current accounting practices. The majority of the amendments in this Update are effective immediately with a few limited scope amendments (mainly related to Plan Accounting) that will be effective for fiscal years beginning after December 15, 2012 for public companies.   This guidance had no significant impact on the Company’s financials since it was primarily issued to provide corrections and/or clarifications of currently issued guidance.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our principal business is the design, manufacture, distribution, marketing and sale of physical medicine and aesthetic products.  We offer a broad line of medical equipment including therapy devices, medical supplies and soft goods, treatment tables and rehabilitation equipment.  Our line of aesthetic products includes aesthetic massage and microdermabrasion devices, as well as skin care products.  Our products are sold to and used primarily by physical therapists, chiropractors, sports medicine practitioners, podiatrists, plastic surgeons, dermatologists and aestheticians.  We operate on a fiscal year ending June 30.  For example, reference to fiscal year 2013 refers to the year ending June 30, 2013.

Recent Developments
In August 2012, we introduced to the market our new Dynatron® Solaris®Plus line of combination therapy devices that are capable of generating seven waveforms of electrotherapy and our patented three-frequency ultrasound, as well as phototherapy through a newly designed hand-held phototherapy probe or two phototherapy pads.  These newly-designed phototherapy pads and probes are the most powerful and reliable phototherapy tools we have ever offered.  The probe includes outputs of up to 1,000 mW of infrared wavelength light, 500 mW of blue wavelength light and 500 mW of red wavelength light.  The SolarisPlus product line consists of four new units, the Dynatron SolarisPlus 709, 708, 706, and 705, as well as the new Tri-Wave phototherapy probe and pads.  These attractive new units provide our most advanced technology and can be mounted on a soon to be available customized cart for ease of use.  This new line of products represents the most comprehensive redesign project in our history and updates the Solaris line of products introduced in 2003.

In December 2012, we introduced a new line of motorized treatment tables.  The Ultra 2 and Ultra 3 are the first two of possibly several other future treatment tables manufactured for Dynatronics by Enraf-Nonius, a well-established manufacturer of physical therapy products in Europe.  These tables offer features popular to the practitioner such as full-length foot bars that elevate and lower the table height together with a unique wheel raising system that lifts the table allowing an easy change between mobility and stability.  Enraf tables are known for their high quality standards and are competitively priced for the US market.  The relationship with Enraf is expected to lead to other similar product collaborations in the future.

In December 2012, the Company completed a 1-for-5 reverse split of its common stock.  All common stock share and per share information in the accompanying condensed consolidated interim financial statements and notes thereto have been adjusted to reflect retrospective application of the reverse stock split, except for par value per share and the number of authorized shares, which were not affected by the reverse stock split.

Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and six months ended December 31, 2012, should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing in Part I, Item 1 of this report, and our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which includes audited financial statements for the year then ended.  Results of operations for the second fiscal quarter ended December 31, 2012, are not necessarily indicative of the results that will be achieved for the full fiscal year ending June 30, 2013.

Net Sales

Net sales decreased $277,111 or approximately 3.3% to $7,998,319 for the quarter ended December 31, 2012, compared to net sales of $8,275,430 for the quarter ended December 31, 2011.  Net sales for the six months ended December 31, 2012, decreased $1,067,887 or 6.6% to $15,204,345, compared to $16,272,232 for the same period in 2011.  The decrease in sales during the three and six months ended December 31, 2012 is characterized by reductions primarily in distributed capital equipment (equipment distributed on behalf of other manufacturers) as well as reductions in some medical supply categories.  The reductions in distributed capital equipment are attributable to continued general economic weakness in our primary markets, which dampens capital expenditures, as well as changes during the period by a manufacturer who limited the availability of its products for distribution.  The reductions in medical supply sales during the quarter and six months ended December 31, 2012, were due primarily to a single large customer that discontinued operations in early 2012.  These cumulative reductions were partially offset by increased sales of manufactured capital equipment – primarily the new Solaris Plus line of products and the Quad 7 line of products which were not available to the market during the comparable period of the prior fiscal year.  Despite ongoing general economic weakness, interest in these new products is high and may help customers overcome their hesitancy to make capital expenditures in a weak economy.

The quarter ended December 31, 2012 is the first full reporting quarter to benefit from the sale of the new products.  As a result, the reduction in sales of 3.3% for the quarter year-over-year compares favorably to the decrease of 9.9% for the quarter ended September 30, 2012, and an average reduction of 8.0% for the nine-month period then ended.  These consecutive quarter improvements are attributable to the introduction of the new Solaris Plus products, sales of the Quad 7 products and improvements in the sale of certain manufactured and distributed supplies in fiscal year 2013.

Gross Profit

Gross profit decreased approximately $114,043 or about 3.5% to $3,098,915, or 38.7% of net sales, for the quarter ended December 31, 2012, compared to $3,212,958, or 38.8% of net sales, for the quarter ended December 31, 2011.  Gross profit was $5,809,763, or 38.2% of net sales, for the six months ended December 31, 2012, compared to $6,215,056, or 38.2% of net sales, for the six months ended December 31, 2011.  Given that gross profit as a percentage of sales was virtually identical for the three and six months ended December 31, 2012 compared to the same periods ended December 31, 2011, the lower reported gross profit is a direct result of the lower sales in the current reporting periods discussed above.  With growth occurring in our higher margin manufactured capital products we expect to see margin percentages maintain or slightly improve in coming quarters.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased $121,119 to $2,565,282, or 32.1% of net sales, for the quarter ended December 31, 2012, from $2,686,401, or 32.5% of net sales, for the quarter ended December 31, 2011.  SG&A expenses decreased $356,882 to $5,024,386, or 33.0% of net sales, for the six months ended December 31, 2012, compared to $5,381,268, or 33.1% of net sales, for the similar period ended December 31, 2011.

The decrease in SG&A expenses for the quarter and six-month periods reflects lower sales expenses and lower accounting and auditing fees.  The following factors impacted SG&A expenses for the three months ended December 31, 2012, compared to the same period in 2011:

•	$99,312 of lower selling expenses mostly associated with lower commission expense due to lower sales;

•	$23,483 of lower general expenses including lower accounting and professional fees; and

•	$1,676 of higher labor and benefits expense.

During the fourth quarter of fiscal year 2012 and the first quarter of fiscal year 2013, the Company identified over $750,000 of annual cost reductions which are being implemented. These cost reductions contributed to the lower SG&A expense incurred in the quarter and six months ended December 31, 2012.

Research and Development Expenses

Research and development (“R&D”) expenses decreased $138,482 to $274,379, or 3.4% of sales, in the quarter ended December 31, 2012, compared to $412,861, or 5.0% of sales in the quarter ended December 31, 2011.  R&D expenses decreased $228,562 to $540,646, or 3.6% of sales, in the six months ended December 31, 2012, compared to $769,208, or 4.7% of sales in the six months ended December 31, 2011.  In August 2012, we introduced the SolarisPlus product line, the first of several new product introductions we anticipate making in fiscal year 2013.  We expect these new products currently under development will allow us to further stimulate sales in an otherwise sluggish economic environment.  The new products will also support our efforts to attract additional strength to our sales and distribution network.  We believe that developing new products is a key element in our growth strategy and critical to moving purchasing inertia in a positive direction in slow economic times.  With the completion of the development of the SolarisPlus product line and other new products scheduled for introduction in the coming six months, we are seeing R&D costs decrease to more historical levels.  R&D costs are expensed as incurred.

Income (Loss) Before Income Tax Provision

Pre-tax profit for the quarter ended December 31, 2012, nearly tripled to $200,143, compared to $72,179 for the quarter ended December 31, 2011.  Pre-tax profit for the six months ended December 31, 2012, totaled $126,535 compared to a pre-tax loss of $33,750 for the six months ended December 31, 2011.  Despite the ongoing weakness in the U.S. economy, the Company was able to increase income before income tax provision for the quarter and six months ended December 31, 2012, compared to the same periods ended December 31, 2011 through implementation of a strategy to introduce new products as well as implementing the cost reduction strategies devised eight months ago.

Income Tax Provision (Benefit)

Income tax provision was $59,160 for the quarter ended December 31, 2012, compared to $25,845 for the quarter ended December 31, 2011.  The effective tax rate for the second quarter of fiscal year 2013 was 29.6% compared to 35.8% for the second quarter of fiscal year 2012.  Income tax provision was $36,696 for the six months ended December 31, 2012, compared to income tax benefit of $11,824 for the six months ended December 31, 2011.  The effective tax benefit rate for the first six months of fiscal year 2013 was 29.0% compared to 35.0% for the same period in fiscal year 2012.  The difference in the effective tax rates for the three- and six-month periods in fiscal year 2013 is attributable to a difference in R&D tax credits as well as certain permanent book to tax differences compared to the prior year.

Net Income (Loss)

Net income increased 204.3% to $140,983 ($.06 per share) for the quarter ended December 31, 2012, compared to $46,334 ($.02 per share) for the quarter ended December 31, 2011.  Net income was $89,839 ($.04 per share) for the six months ended December 31, 2012, compared to a net loss of $21,926 ($.01 per share) for the six months ended December 31, 2011.  The increase in net income per share for the quarter and six months ended December 31, 2012, compared to the prior year, resulted from the introduction of the new SolarisPlus product line, the Company’s ability to effectively reduce expenses and the benefit of the R&D tax credits booked during the reporting quarter.

Liquidity and Capital Resources

We have financed operations through available cash reserves and borrowings under a line of credit with a bank.  Working capital increased $210,921 to $3,776,779 as of December 31, 2012, inclusive of the current portion of long-term obligations and credit facilities, compared to working capital of $3,565,858 as of June 30, 2012.  The current ratio was 1.5 to 1 as of December 31, 2012 and June 30, 2012.  Current assets increased to 72% of total assets as of December 31, 2012 compared to 70% at June 30, 2012.

Cash and Cash Equivalents

Our cash and cash equivalents position as of December 31, 2012, was $405,189, an increase of 45.6%, from cash and cash equivalents of $278,263 as of June 30, 2012.  Our cash position varies from quarter to quarter, but typically stays within a range of $200,000 to $400,000.  We expect that cash flows from operating activities, together with amounts available through an existing line-of-credit facility, will be sufficient to cover operating needs in the ordinary course of business for at least the next twelve months.  If we experience an adverse operating environment, including a further worsening of the general economy in the United States, or unusual capital expenditure requirements, additional financing may be required.  No assurance can be given that additional financing, if required, would be available on terms favorable to us, or at all.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, increased $97,616, or 2.7%, to $3,764,702 as of December 31, 2012, compared to $3,667,086 as of June 30, 2012.  Trade accounts receivable represent amounts due from our customers including medical practitioners, clinics, hospitals, colleges and universities and sports teams as well as dealers and distributors that purchase our products for redistribution.  We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers.  Accounts receivable are generally collected within 30 days of the agreed terms.

Inventories

Inventories, net of reserves, decreased $5,890, or 0.1%, to $6,092,707 as of December 31, 2012, compared to $6,098,597 as of June 30, 2012.  The current level of inventory as of December 31, 2012 and June 30, 2012 reflects the Company’s acquisition of component parts for the new SolarisPlus and Quad7 products.

Accounts Payable

Accounts payable decreased $167,872, or 7.0%, to $2,245,329 as of December 31, 2012, from $2,413,201 as of June 30, 2012.  The decrease in accounts payable is a result of the timing of our weekly payments to suppliers and the timing of purchases of product components.  We generally take advantage of available early payment discounts when offered by our vendors.

Line of Credit

The outstanding balance on our line of credit increased $295,272 to $3,792,869 as of December 31, 2012, compared to $3,497,597 as of June 30, 2012.  Interest on the line of credit is based on the 90-day LIBOR rate (0.31% as of December 31, 2012) plus 3.5%.  The line of credit is collateralized by accounts receivable and inventories.  Borrowing limitations are based on approximately 45% of eligible inventory and up to 80% of eligible accounts receivable, up to a maximum credit facility of $7,000,000.  Interest payments on the line are due monthly.  As of December 31, 2012, the borrowing base was approximately $5,045,000 resulting in approximately $1,252,000 of available credit on the line.  The line of credit was renewed on December 15, 2012 and is renewable next on June 15, 2013 and includes covenants requiring us to maintain certain financial ratios.  As of December 31, 2012, we were in compliance with all loan covenants.

We believe that amounts available under the line of credit as well as cash generated from operating activities will continue to be sufficient to meet our operating requirements.

Debt

Long-term debt, excluding current installments decreased $217,667 to $1,698,648 as of December 31, 2012, compared to $1,916,315 as of June 30, 2012.  Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee.  The principal balance on the mortgage loans is approximately $1,887,964, of which $1,633,608 is classified as long-term debt, with monthly principal and interest payments of $30,263.

Inflation

Our revenues and net income have not been unusually affected by inflation or price increases for raw materials and parts from vendors.

Stock Repurchase Plans

We have a stock repurchase plan that has been ongoing since 2003.  Purchases of shares may be made from time-to-time, in the open market, through block trades or otherwise, and are based on market conditions, the level of our cash balances, general business opportunities, and other factors.  Our Board of Directors periodically approves the dollar amounts for share repurchases under the plan.  As of December 31, 2012, $748,450 remained available under the plan for purchases.  There is no expiration date for the plan.

We have also entered into stock repurchase agreements with two shareholders pursuant to which each of these shareholders may require the Company to purchase up to $100,000 of common stock annually for three years.  We repurchased $100,000 of stock from each of these shareholders during the year ended June 30, 2011, the first year the agreements were in effect.  In addition, we purchased $100,000 of stock from one of the shareholders in April 2012 during the second year of the agreements and $100,000 of stock from one of the shareholders in January 2013.  These agreements expire on June 30, 2013.

No purchases were made during the quarter or six-months ended December 31, 2012 under any of the plans described above.

Critical Accounting Policies

The discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires estimates and judgments that affect the reported amounts of our assets, liabilities, net sales and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable given the circumstances and evaluates these estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

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

Any modifications to estimates of inventory valuation reserves are reflected in cost of goods sold within the statements of operations during the period in which such modifications are determined necessary by management.  As of December 31, 2012 and June 30, 2012, our inventory valuation reserve balance, which established a new cost basis, was $290,113 and $292,999, respectively, and our inventory balance was $6,092,707 and $6,098,597, net of reserves, respectively.

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

Allowance for Doubtful Accounts

We must make estimates of the collectability of accounts receivable.  In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.  Our accounts receivable balance was $3,764,702 and $3,667,086, net of allowance for doubtful accounts of $289,248 and $201,349, as of December 31, 2012 and June 30, 2012, respectively.

Deferred Income Tax Assets

In August 2012 and August 2011, our management performed an analysis of the deferred income tax assets and their recoverability.  Based on several factors, including our strong earnings history of pre-tax profit averaging over $500,000 per year in 19 of the last 24 fiscal years and the fact that the principal causes of the loss in fiscal 2008 (goodwill impairment and expenses resulting from six acquisitions) are considered to be unusual and are not expected to recur in the near future, we believe that it is more likely than not that all of the net deferred income tax assets will be realized.

Business Plan and Outlook

During the past two years, we have focused much of our resources and energy on developing new and innovative products.  The scope of that R&D effort has been more significant than at any time in our history.  As a result, we anticipate that more new products will be introduced during fiscal year 2013 than we have introduced in any other year.

In March 2012, we introduced the new Dynatron Quad7 therapy device to the market. The innovative Quad7 utilizes thermoelectric technology to deliver thermal therapy (either cold or hot therapy) combined with compression treatments through a variety of wraps and innovative ThermoStim Probes. The ThermoStim Probes are unique in their design as they allow for delivery of electrotherapy treatments (“stim treatments”) concurrent with thermal therapy.  The Quad7 has the flexibility to offer seven different treatments including intermittent compression, cold with compression, heat with compression, cold with stim, heat with stim, cold therapy alone, and heat therapy alone.  This capability dramatically expands both the variety and location of conditions that can be treated.  The Quad7 employs state-of-the-art technology providing precise temperature control moving beyond the current technology by eliminating the need for ice.  Thermal therapy in our Quad7 is achieved by using a thermoelectric computer chip technology.

In August 2012, we introduced to the market our new Dynatron SolarisPlus line of electrotherapy/ultrasound/ phototherapy units.  This new product line consists of four new units: the Dynatron SolarisPlus 709, 708, 706, and 705.  These attractive new units provide our most advanced technology in combination therapy devices by adding Tri-wave phototherapy capabilities to enhanced electrotherapy and ultrasound combination devices.  Tri-wave phototherapy features infrared, red and blue wavelength light.  The new Dynatron Solaris phototherapy pad is capable of treating large areas of the body via unattended phototherapy.  As part of the SolarisPlus product line introduction, we also announced the introduction of a new display cart specifically designed for these units.  The cart will be available in April 2013.  The SolarisPlus line is quickly becoming popular for its power and versatility.  The new units are capable of simultaneously powering five electrotherapy channels, ultrasound therapy, a phototherapy probe and pad.

The commitment to innovation of high-quality products has been a hallmark of Dynatronics and will continue to be an important part of our future strategic objectives.  In addition to the Quad 7 introduced in March 2012, the Solaris Plus family of products introduced in August 2012, and the Ultra Therapy Tables introduced in December 2012, we have plans to introduce a number of additional proprietary products in this current fiscal year ending June 30, 2013 making fiscal year 2013 the most prolific year for new product introductions in our history.  The introduction of these new products represents the culmination of years of R&D investment to transform our product lines to be more attractive than ever and further drive sales of our profitable proprietary products especially in a weak economic environment that does not encourage capital expenditures.  We believe the introduction of new products is the main strategy necessary to stimulate capital expenditures in a weak economy.

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

We plan to introduce a new, updated version of our product catalog in the fourth quarter of fiscal 2013.  This new catalog will not only include our new proprietary products previously discussed, but will also expand our offering of non-proprietary products by hundreds of items in order to better service the broader needs of our customers.  It will also provide an excellent new sales tool for all of our sales representatives in the field as well as provide a foundation for expanding our e-commerce platform.

Over the past few years, consolidations in our market have changed the landscape of our industry’s distribution channels.  At the present time, we believe that there remain only two companies with a national direct sales force selling proprietary and distributed products: Dynatronics and Patterson Medical.  All other distribution in our market is directed through catalog companies with no direct sales force, or through independent local dealers that have limited geographical reach.  In the past year, we have reinforced our direct sales team that includes over 50 direct sales employees and independent sales representatives.  In addition to these direct sales representatives, we continue to enjoy a strong relationship with scores of independent dealers.  We believe we have the best trained and most knowledgeable sales force in the industry.  The changes taking place within our market provide a unique opportunity for us to grow market share in the coming years through recruitment of high-quality sales representatives and dealers.  The introduction of the many new products will serve as an attraction for many new sales reps and dealer organizations.

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

The passage in 2010 of the Patient Protection and Affordable Care Act and the Health Care and Educational Reconciliation Act will affect our future operations.  The addition of millions to the rolls of the insured is expected to increase demand for services.  That increased demand could lead to increased sales of our products starting in 2014.  The magnitude of those increases is difficult to assess at this time.  A negative impact of this legislation as enacted is its imposition of an excise tax on all manufacturers and importers of medical devices.  An excise tax is assessed against sales, not profits.  Therefore, even in a year when we may have no profits, we will still owe the excise tax to the federal government.  On December 7, 2012, the Internal Revenue Service published the interim final rules governing the payment of this tax which became effective January 1, 2013 and applies to all manufactured or imported medical devices.  About half of our product sales are not subject to the tax because they are not manufactured or imported by us, but rather distributed on behalf of other manufacturers or importers.  Furthermore, included in the interim final rules were certain exemptions available for products identified as generally available to the public and requiring little or no involvement of a medical practitioner to use effectively.  Specifically, the rule singles out a section of medical devices identified in the Code of Federal Regulations that covers rehabilitation products.  Many of the products we manufacture or import are in this category.  Therefore, we believe less than a third of our sales will be subject to the tax.  As a result, we now estimate that this tax will be in the range of $100,000 - $200,000 annually based on current sales levels.  Because of the phase-in of various provisions of federal healthcare reform and other possible legislative actions, we cannot predict what the full effects of this legislation will be on our business and industry.  The first impact will be reported in the quarter ended March 31, 2013 as we include the payment of the medical device tax in our financial reports.  In the meantime, we are taking full advantage of every opportunity presented by this legislation to increase sales and to offset any negative effects, such as the medical device tax, that may be imposed by this legislation.

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

We have long believed that international markets present an untapped potential for growth and expansion. Adding new distributors in several countries will be the key to this expansion effort.  We remain committed to finding the most effective ways to expand our markets internationally.  Over the coming year, our efforts will be focused on partnering with key manufacturers and distributors interested in our product line or technology.  Our Utah facility, where all electrotherapy, ultrasound, traction, phototherapy and Synergie products are manufactured, is certified to ISO 13485:2003, an internationally recognized standard of excellence in medical device manufacturing.  This designation is an important requirement in obtaining the CE Mark certification, which allows us to market our products in the European Union and in other international locations. The introduction of several important new products has generated new interest on the part of some foreign distributors.  As we secure CE Mark Certification for our products we will be better able to explore the interest of these distributors.  That CE Mark Certification could take 6-12 months to secure.

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

•
Introducing additional new products to better capitalize on opportunities in our core markets.  The introduction of additional new products in the coming year is made possible by the technology platform built over the past two years of intense R&D effort.  Therefore, the new products can be introduced with minimal additional R&D expenditures.

•	Seeking to improve distribution of our products through recruitment of additional qualified sales representatives and dealers attracted by the many new products being offered.

•	Continue to seek ways of increasing business with GPOs, as well as through GSA contracts with the U.S. Government and to national and regional accounts.

•	Introducing a new 2013-14 product catalog featuring a broader product offering.

•	Using our e-commerce solution in order to facilitate business opportunities and reduce transactional costs.

•	Improving operational efficiencies by reducing costs to be more reflective of current levels of sales. Strengthening pricing management and procurement methodologies.

•	Minimizing expense associated in the Synergie department until demand for capital equipment re-emerges, and, in the meantime, seeking additional independent distributors and strategic partnerships.

•	Focusing international sales efforts on identifying key distributors and strategic partners who could represent the Company’s product line, particularly in Europe.

•	Exploring strategic business alliances that will leverage and complement our competitive strengths, increase market reach and supplement capital resources.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Our business is exposed to various market risks.  Market risk is the potential risk of loss arising from adverse changes in market prices and rates.  We do not enter into derivative or other financial instruments for trading or speculative purposes.  There have been no material changes in our market risk during the quarter ended December 31, 2012, although the general weakness in the U.S. economy is expected to lead to greater discounting market-wide to stimulate sales in a declining economic environment.  In addition, further weakening of the economy could result in greater risks of collections of accounts receivable.

Our primary market risk exposure is interest rate risk.  As of December 31, 2012, approximately $4,696,664 of our debt bore interest at variable rates.  Accordingly, our net income is affected by changes in interest rates.  For every one hundred basis point change in the average interest rate under our existing debt, our annual interest expense would change by approximately $46,966.  The Company’s variable interest rate debt consists primarily of the line of credit facility which can vary on a daily basis and a mortgage loan which will adjust one time in 2013 and then remain fixed for the remaining four years of the loan term.

In the event of an adverse change in interest rates, we could take actions to mitigate our exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of December 31, 2012, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  The purpose of this evaluation was to determine whether, as of the evaluation date, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our management has concluded, that our disclosure controls and procedures were effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Related Party Transactions

The Company leases office and warehouse space in Detroit, Michigan; Hopkins, Minnesota; and Pleasanton, California from three shareholders and former independent distributors on an annual basis under operating lease arrangements. Management believes the lease agreements are on an arms-length basis and the terms are equal to or more favorable than would be available to third parties. The expense associated with these related-party transactions totaled $31,500 and $39,000 for the three months ended December 31, 2012 and 2011, respectively, $69,300 and $78,000 for the six months ended December 31, 2012 and 2011, respectively. In December 2012, the Company moved its Pleasanton office/warehouse to a new, larger location in Livermore, California and entered into a lease agreement with an unaffiliated third party.

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

DYNATRONICS CORPORATION
Registrant

Date February 13, 2013	/s/ Kelvyn H. Cullimore, Jr.
Kelvyn H. Cullimore, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date February 13, 2013	/s/ Terry M. Atkinson, CPA
Terry M. Atkinson, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)