Form 10-Q
period 2013-03-31
DYNATRONICS CORP
filed 2013-05-14
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares outstanding of the registrant’s common stock, no par value, as of May 12, 2013 is 2,518,904.  In December 2012, the Company completed a 1-for-5 reverse split of its common stock.  All common stock share and per share information in the accompanying report has been adjusted to reflect retrospective application of the reverse stock split, except for par value per share and the number of authorized shares, which were not affected by the reverse stock split.

DYNATRONICS CORPORATION
FORM 10-Q
QUARTER ENDED MARCH 31, 2013

DYNATRONICS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	March 31, 2013	June 30, 2012

Current assets:
Cash and cash equivalents	$170,681	278,263
Trade accounts receivable, less allowance for doubtful accounts of $333,139 as of March 31, 2013 and $201,349 as of June 30, 2012	3,633,247	3,667,086
Other receivables	13,728	11,718
Inventories, net	6,187,562	6,098,597
Prepaid expenses and other assets	265,683	226,596
Prepaid income taxes	-	3,550
Current portion of deferred income tax assets	422,727	368,348

Total current assets	10,693,628	10,654,158

Property and equipment, net	3,427,249	3,677,898
Intangible assets, net	291,236	324,715
Other assets	445,520	482,719
Deferred income tax assets, net of current portion	72,664	131,440

Total assets	$14,930,297	15,270,930

Liabilities and Stockholders' Equity

Current liabilities:
Current portion of long-term debt	$320,856	395,055
Line of credit	3,874,285	3,497,597
Warranty reserve	176,291	181,000
Accounts payable	2,032,597	2,413,201
Accrued expenses	270,080	386,229
Accrued payroll and benefits expense	338,782	215,218
Income tax payable	11,142	-

Total current liabilities	7,024,033	7,088,300

Long-term debt, net of current portion	1,642,491	1,916,315

Total liabilities	8,666,524	9,004,615

Commitments and contingencies

Stockholders' equity:
Common stock, no par value: Authorized 50,000,000 shares; issued 2,518,904 shares as of March 31, 2013 and 2,537,730 shares as of June 30, 2012	7,060,675	7,091,935
Accumulated deficit	(796,902)	(825,620)

Total stockholders' equity	6,263,773	6,266,315

Total liabilities and stockholders' equity	$14,930,297	15,270,930

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2013	2012	2013	2012

Net sales	$7,070,292	7,653,586	22,274,637	23,925,818
Cost of sales	4,450,528	4,808,629	13,845,110	14,865,805

Gross profit	2,619,764	2,844,957	8,429,527	9,060,013

Selling, general, and administrative expenses	2,383,871	2,667,867	7,408,257	8,049,134
Research and development expenses	271,735	361,912	812,382	1,131,120

Operating income (loss)	(35,842)	(184,822)	208,888	(120,241)

Other income (expense):
Interest income	225	98	672	15,613
Interest expense	(64,242)	(65,068)	(197,123)	(194,659)
Other income, net	4,462	4,352	18,701	20,097

Net other income (expense)	(59,555)	(60,618)	(177,750)	(158,949)

Income (loss) before income taxes	(95,397)	(245,440)	31,138	(279,190)

Income tax benefit (provision)	34,276	127,877	(2,420)	139,701

Net income (loss)	$(61,121)	(117,563)	28,718	(139,489)

Basic and diluted net income (loss) per common share	$(0.02)	(0.05)	0.01	(0.05)

Weighted-average common shares outstanding:

Basic	2,511,348	2,559,644	2,529,067	2,570,189
Diluted	2,511,348	2,559,644	2,529,619	2,570,189

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	March 31
	2013	2012
Cash flows from operating activities:
Net income (loss)	$28,718	(139,489)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	325,666	300,768
Amortization of intangible and other assets	70,677	33,478
Gain on sale of assets	(2,993)	-
Stock-based compensation expense	68,373	51,392
Change in deferred income tax assets	4,397	(139,701)
Provision for doubtful accounts receivable	135,000	81,000
Provision for inventory obsolescence	90,000	90,000
Change in operating assets and liabilities:
Receivables	(103,171)	(181,892)
Inventories	(178,964)	(559,458)
Prepaid expenses and other assets	(39,087)	20,266
Prepaid income taxes	23,615	27,771
Accounts payable and accrued expenses	(386,821)	111,329

Net cash provided by (used in) operating activities	35,410	(304,536)

Cash flows from investing activities:
Purchase of property and equipment	(81,004)	(474,197)
Proceeds from sale of property and equipment	345	-

Net cash used in investing activities	(80,659)	(474,197)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	45,341
Principal payments on long-term debt	(339,388)	(276,076)
Net change in line of credit	376,688	1,144,508
Proceeds from issuance of common stock	364	-
Purchase and retirement of common stock	(99,997)	(301,408)

Net cash used in financing activities	(62,333)	612,365

Net change in cash and cash equivalents	(107,582)	(166,368)

Cash and cash equivalents at beginning of the period	278,263	384,904

Cash and cash equivalents at end of the period	$170,681	218,536

Supplemental disclosure of cash flow information:
Cash paid for interest	$194,684	192,436
Cash paid for income taxes	16,408	2,100

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1.  PRESENTATION

The condensed consolidated balance sheets as of March 31, 2013 and June 30, 2012, and the condensed consolidated statements of operations and cash flows for the three and nine months ended March 31, 2013 and 2012 were prepared by Dynatronics Corporation (the “Company”) without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the Company’s financial position, results of operations and cash flows.  The results of operations for the three and nine months ended March 31, 2013 are not necessarily indicative of the results of operations for the fiscal year ending June 30, 2013.  The Company previously filed with the SEC an annual report on Form 10-K which included audited financial statements for each of the two years ended June 30, 2012 and 2011.  It is suggested that the financial statements contained in this Form 10-Q be read in conjunction with the financial statements and notes thereto contained in the Company’s most recent Form 10-K.

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

The reconciliations between the basic and diluted weighted-average number of common shares outstanding for the three and nine months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2013	2012	2013	2012
Basic weighted-average number of common shares outstanding during the period	2,511,348	2,559,644	2,529,067	2,570,189
Weighted-average number of dilutive common stock options outstanding during the period	-	-	552	-
Diluted weighted-average number of common and common equivalent shares outstanding during the period	2,511,348	2,559,644	2,529,619	2,570,189

Outstanding options for common shares not included in the computation of diluted net income (loss) per common share, because they were anti-dilutive, for the three months ended March 31, 2013 and 2012 totaled 162,645 and 165,825, respectively, and for the nine months ended March 31, 2013 and 2012 totaled 162,645 and 143,609, respectively.

NOTE 3. STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the employee’s requisite service period. The Company recognized $20,326 and $19,063 in stock-based compensation expense during the three months ended March 31, 2013 and 2012, respectively, and recognized $68,737 and $51,392 in stock-based compensation expense during the nine months ended March 31, 2013 and 2012, respectively.  These expenses were recorded as selling, general and administrative expenses in the condensed consolidated statements of operations.

Stock Options.  The Company maintains a 2005 Equity Incentive Plan for the benefit of employees.  Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other stock-based awards may be granted under the plan.  Awards granted under the plan may be performance-based.  As of March 31, 2013, there were 107,415 shares of common stock authorized and reserved for issuance, but not granted under the terms of the 2005 Equity Incentive Plan, as amended.

The following table summarizes the Company’s stock option activity during the nine-month period ended March 31, 2013.
	Number of Options	Weighted-Average Exercise Price
Outstanding at beginning of period	173,089	$6.48
Granted	1,352	2.70
Exercised	208	1.75
Cancelled	(8,593)	5.66
Outstanding at end of period	165,640	6.50

Exercisable at end of period	135,784	7.26

The Black-Scholes option-pricing model is used to estimate the fair value of options granted under the Company’s stock option plan. The weighted-average fair values of stock options granted under the plan for the nine months ended March 31, 2013 were based on the following assumptions at the date of grant as follows:

	Nine Months Ended March 31,
	2013	2012
Expected dividend yield	0%	0%
Expected stock price volatility	69.38%	69.08%
Risk-free interest rate	1.74%	2.09%
Expected life of options	10 years	10 years
Weighted-average grant date fair value	$2.03	$3.10

Expected option lives and volatilities are based on historical data of the Company. The risk-free interest rate is based on the U.S. Treasury Bills rate on the grant date for constant maturities that correspond with the option life. Historically, the Company has not declared dividends and there are no future plans to do so.

As of March 31, 2013, there was $467,589 of unrecognized stock-based compensation cost related to grants under the 2005 Equity Incentive Plan that is expected to be expensed over a weighted-average period of four to ten years. There was $802 of intrinsic value for options outstanding as of March 31, 2013.

NOTE 4.  COMPREHENSIVE INCOME (LOSS)

For the three and nine months ended March 31, 2013 and 2012, comprehensive income (loss) was equal to the net income (loss) as presented in the accompanying condensed consolidated statements of operations.

NOTE 5.  INVENTORIES

Inventories consisted of the following:

	March 31, 2013	June 30, 2012
Raw materials	$2,556,358	2,401,676
Finished goods	3,941,719	3,989,920
Inventory obsolescence reserve	(310,515)	(292,999)
	$6,187,562	6,098,597

NOTE 6.  RELATED-PARTY TRANSACTIONS

The Company currently leases office and warehouse space in Detroit, Michigan and Hopkins, Minnesota from two shareholders and former independent distributors on an annual basis under operating lease arrangements. During the first six months of the current fiscal year the Company also leased office and warehouse space in Pleasanton, California from a shareholder and former independent distributor. In December, 2012, the Company moved its Pleasanton operation to a new, larger location in Livermore, California and entered into a lease agreement with an unaffiliated third party. Management believes the lease agreements are on an arms-length basis and the terms are equal to or more favorable than would be available to third parties. The expense associated with these related-party transactions totaled $12,000 and $39,000 for the three months ended March 31, 2013 and 2012, respectively, and $81,300 and $117,000 for the nine months ended March 31, 2013 and 2012, respectively.

NOTE 7.  LINE OF CREDIT

Interest on the line of credit is based on the 90-day LIBOR rate (.28% as of March 31, 2013) plus 3.5%.  The line of credit is collateralized by accounts receivable and inventories.  Borrowing limitations are based on approximately 45% of eligible inventory and up to 80% of eligible accounts receivable, up to a maximum credit facility of $7,000,000.  Interest payments on the line are due monthly.  As of March 31, 2013, the borrowing base was approximately $5,113,000 resulting in approximately $1,239,000 of available credit on the line. The line of credit agreement includes covenants requiring the Company to maintain certain financial ratios. As of March 31, 2013, the Company was in compliance with all of the bank covenants. The line credit is subject to a biennial renewal and renews on June 15, 2013. However, if the line of credit is not extended, the Company will need to find additional sources of financing. Failure to obtain additional financing would have a material adverse effect on our business operations. All borrowings under the line of credit are presented as current liabilities in the accompanying condensed consolidated balance sheet.

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

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The main purpose of this Update is to clarify that the disclosures regarding offsetting assets and liabilities per ASU 2011-11 apply to derivatives including embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and lending transactions that are offset or subject to a master netting agreement. Other types of transactions are not impacted. This Update is effective for fiscal years beginning on or after January 1, 2013 and for all interim periods within that fiscal year. The Company does not expect this update to impact the Company’s financials since it does not have instruments noted in the update that are offset.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The main purpose of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The update requires that the effect of significant reclassifications out of accumulated other comprehensive income be reported on the respective line items in net income if the amount being reclassified in its entirety to net income. Furthermore, information about amounts reclassified out of accumulated other comprehensive income must be shown by component. This update is effective prospectively for reporting periods beginning after December 15, 2012 for public companies. . The Company does not expect this update to impact its financials since it does not have any comprehensive income items.  However, if any are noted in the future, the appropriate disclosures will be incorporated.

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

Recent Developments

In April 2013, we introduced our newly expanded product catalog with over 1,000 additional new products.  In total, the catalog now lists over 13,000 products.  The expanded lines include additional athletic training equipment, treatment tables, rehab equipment, hand therapy products, exercise products, clinic furniture, products for bariatric patients and point of sale items which practitioners can sell to their patients.  The new catalog contains over 600 pages of medical devices and supplies, treatment tables, rehab equipment, hot and cold therapy products, exercise equipment, clinical accessories, cardio equipment, diagnostic and evaluation products, orthopedic supports, hydrotherapy products, analgesics, nutritional supplements, lymphedema and wound care products, as well as homecare and aides to daily living items. A new e-catalog is also available on our website at www.dynatronics.com.  Reference to our website is not intended to incorporate any of the information contained on the site into this report.

In January 2013, all medical device manufacturers, including the Company, became subject to the medical device tax (“MDT”) provisions of the Affordable Care Act.  Essentially, the MDT requires that medical device manufacturers and importers pay a 2.3% excise tax on sales of all qualified medical devices.  Some exemptions in the law have allowed us to exempt a large portion of sales from being subject to the act.  For instance, products that are sold internationally are not subject to the MDT.  Products that are generally sold at retail are not subject to the MDT.  Products manufactured by others and distributed by Dynatronics are not taxable sales under the MDT (although many of these manufacturers are raising prices to their customers to cover their cost of the MDT).  Given these exemptions, we believe that approximately 20-30% of our sales are subject to the MDT.  During the quarter ended March 31, 2013, we paid $41,240 in MDT.

In December 2012, we introduced a new line of motorized treatment tables.  The Ultra 2 and Ultra 3 are the first two of possibly several other treatment tables to be manufactured for Dynatronics by Enraf-Nonius, a well-established manufacturer of physical therapy products in Europe.  These tables offer features popular to the practitioner such as full-length foot bars that elevate and lower the table height together with a unique wheel raising system that lifts the table allowing an easy change between mobility and stability.  Enraf tables are known for their high quality standards and are competitively priced for the US market.  We expect this relationship with Enraf to lead to other similar product collaborations in the future.

In December 2012, we completed a 1-for-5 reverse split of our issued and outstanding common stock.  All common stock share and per share information in the accompanying condensed consolidated interim financial statements and notes thereto have been adjusted to reflect retrospective application of the reverse stock split, except for par value per share and the number of authorized shares, which were not affected by the reverse stock split.  The primary purpose for the reverse stock split was to continue to comply with the standards necessary to maintain the listing of our shares on the NASDAQ stock market.

In August 2012, we introduced to the market our new Dynatron® Solaris®Plus line of combination therapy devices that are capable of generating seven waveforms of electrotherapy and our patented three-frequency ultrasound, as well as phototherapy through a newly designed hand-held phototherapy probe or two phototherapy pads.  These newly-designed phototherapy pads and probes are the most powerful and reliable phototherapy tools we have ever offered.  The probe includes outputs of up to 1,000 mW of infrared wavelength light, 500 mW of blue wavelength light and 500 mW of red wavelength light.  The SolarisPlus product line consists of four new units, the Dynatron SolarisPlus 709, 708, 706, and 705, as well as the new Tri-Wave phototherapy probe and pads.  These attractive new units provide our most advanced technology and can be mounted on a customized cart for ease of use.  This new line of products represents the most comprehensive redesign project in our history and updates the Solaris line of products first introduced in 2003.

Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended March 31, 2013, should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing in Part I, Item 1 of this report, and our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which includes audited financial statements for the year then ended.  Results of operations for the third fiscal quarter ended March 31, 2013, are not necessarily indicative of the results that will be achieved for the full fiscal year ending June 30, 2013.

Net Sales

Net sales decreased $583,294 or approximately 7.6% to $7,070,292 for the quarter ended March 31, 2013, compared to net sales of $7,653,586 for the quarter ended March 31, 2012.  Net sales for the nine months ended March 31, 2013, decreased $1,651,181 or 6.9% to $22,274,637, compared to $23,925,818 for the same period in 2012.  Sales of our manufactured therapy products are beginning to increase compared to the prior year, due primarily to the introduction of our new Solaris Plus line of products in August 2012.  We believe those sales would increase at an even higher pace but for the uncertainty surrounding healthcare reform issues in the United States and the continuing worldwide economic malaise that seems to be stifling expansion and new growth that typically fuels higher sales of capital equipment.  Higher sales of our new SolarisPlus and other capital equipment products during the quarter and nine-month period ended March 31, 2013, were offset by lower sales of capital products that we distribute for other manufacturers, manufactured and distributed supplies, and consumable products used by clinics.  The lower sales of manufactured and distributed capital equipment and supplies is attributable primarily to the reasons mentioned above connected to healthcare reform and economic stagnation generally.  To offset these challenges, management has developed a plan to expand the our distribution channels and introduce several new products over the coming quarters.  The recent success of our new SolarisPlus products provides us with confidence that growth is achievable despite market conditions by introducing essential new products and broadening our distribution channel.  In addition, we expect our new product catalog which contains over 13,000 medical products to support efforts to boost overall revenues in the future.

Gross Profit

Gross profit decreased approximately $225,193 or about 7.9% to $2,619,764, or 37.1% of net sales, for the quarter ended March 31, 2013, compared to $2,844,957, or 37.2% of net sales, for the quarter ended March 31, 2012.  Gross profit was $8,429,527, or 37.8% of net sales, for the nine months ended March 31, 2013, compared to $9,060,013, or 37.9% of net sales, for the nine months ended March 31, 2012.  The absolute lower gross profit is primarily a result of lower sales in the current reporting periods discussed above; profit margin percentages were relatively consistent.  We expect to see margin percentages continue within the current range in coming quarters.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased $283,996 to $2,383,871, or 33.7% of net sales, for the quarter ended March 31, 2013, from $2,667,867, or 34.9% of net sales, for the quarter ended March 31, 2012.  SG&A expenses decreased $640,877 to $7,408,257, or 33.3% of net sales, for the nine months ended March 31, 2013, compared to $8,049,134, or 33.6% of net sales, for the similar period ended March 31, 2012.

The decrease in SG&A expenses for the quarter and nine-month periods resulted primarily from lower sales and labor expenses, as well as lower accounting and legal fees.  The following factors impacted SG&A expenses for the three months ended March 31, 2013, compared to the same period in 2012:

•	$119,806 of lower selling expenses, primarily associated with lower commission expense;

•	$109,185 of lower labor and benefits expense; and

•	$55,005 of lower general expenses, primarily lower accounting and legal fees.

During the fourth quarter of fiscal year 2012 and the first quarter of fiscal year 2013, the we identified over $750,000 of annual cost reductions that we intended to implement in subsequent quarters.  The implementation of those cost reductions contributed to the lower SG&A expense incurred in the quarter and nine months ended March 31, 2013.

Research and Development Expenses

Research and development (“R&D”) expenses decreased $90,177 to $271,735, or 3.8% of sales, in the quarter ended March 31, 2013, compared to $361,912, or 4.7% of sales in the quarter ended March 31, 2012.  R&D expenses decreased $318,738 to $812,382, or 3.6% of sales, in the nine months ended March 31, 2013, compared to $1,131,120, or 4.7% of sales in the nine months ended March 31, 2012.  The lower R&D expense in the current periods is primarily the result of the completion of the development of the first installments of our updated SolarisPlus product line.  In August 2012, we introduced the first of several new products we anticipate making throughout fiscal year 2013.  We also introduced two new treatment tables – the Ultra 2 and Ultra 3 motorized tables.  We currently have a number of additional new products which we will introduce to the market in the coming months.  We expect these new products currently under development will allow us to further stimulate sales in an otherwise sluggish economic environment.  The new products will also support our efforts to attract additional strength to our sales and distribution network.  We believe that developing new products is a key element in our growth strategy and critical to moving purchasing inertia in a positive direction.  With the completion of the development of the SolarisPlus product line and other new products scheduled for introduction in the coming months, we expect to see R&D costs decrease to more historical levels.  R&D costs are expensed as incurred.

Income (Loss) Before Income Tax (Provision) Benefit

Pre-tax loss for the quarter ended March 31, 2013, improved by $150,043 to $95,397, compared to $245,440 for the quarter ended March 31, 2012.  Pre-tax profit for the nine months ended March 31, 2013, totaled $31,138 compared to a pre-tax loss of $279,190 for the nine months ended March 31, 2012.  We were also able to reduce pre-tax loss by more than 60% for the quarter ended March 31, 2013, compared to the same period ended March 31, 2012, through our introduction of new products as well as the implementation of our cost-reduction strategies.  This strategic plan has allowed us to return to profitability for the nine months ended March 31, 2013.

Income Tax (Provision) Benefit

Income tax benefit was $34,276 for the quarter ended March 31, 2013, compared to $127,877 for the quarter ended March 31, 2012.  The effective tax rate for the third quarter of fiscal year 2013 was 35.9% compared to 52.1% for the third quarter of fiscal year 2012.  Income tax provision was $2,420 for the nine months ended March 31, 2013, compared to income tax benefit of $139,701 for the nine months ended March 31, 2012.  The effective tax rate for the first nine months of fiscal year 2013 was 7.8% compared to a benefit of 50.0% for the same period in fiscal year 2012.  The difference in the effective tax rates for the three- and nine-month periods in fiscal year 2013 is attributable to a difference in R&D tax credits as well as certain permanent book to tax differences compared to the prior year.  R&D tax credits offset much of the income tax provision for the nine months ended March 31, 2013, whereas the R&D tax credits added to the income tax benefit associated with the loss for the nine months ended March 31, 2012.

Net Income (Loss)

Net loss decreased to $61,121 ($.02 per share) for the quarter ended March 31, 2013, compared to $117,563 ($.05 per share) for the quarter ended March 31, 2012.  We produced a net income of $28,718 ($.01 per share) for the nine months ended March 31, 2013, compared to a net loss of $139,489 ($.05 per share) incurred for the nine months ended March 31, 2012.  The improvement for the quarter and nine months ended March 31, 2013, compared to the prior year, resulted from the introduction of the new SolarisPlus product line and our ability to effectively reduce expenses as explained above.

Liquidity and Capital Resources

We have financed operations through available cash reserves and borrowings under a line of credit with a bank.  Working capital increased $103,737 to $3,669,595 as of March 31, 2013, inclusive of the current portion of long-term obligations and credit facilities, compared to working capital of $3,565,858 as of June 30, 2012.  The current ratio was 1.5 to 1 as of March 31, 2013 and June 30, 2012.  Current assets increased to 72% of total assets as of March 31, 2013 compared to 70% at June 30, 2012.

Cash and Cash Equivalents

Our cash and cash equivalents position as of March 31, 2013, was $170,681, compared to cash and cash equivalents of $278,263 as of June 30, 2012.  Our cash position varies from quarter to quarter, but typically stays within a range of $150,000 to $400,000.  We expect that cash flows from operating activities, together with amounts available through an existing line-of-credit facility, will be sufficient to cover operating needs in the ordinary course of business for at least the next twelve months.  If we experience an adverse operating environment, or unusual capital expenditure requirements, additional financing may be required.  No assurance can be given that additional financing, if required, would be available on terms favorable to us, or at all.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, decreased $33,839, or 0.9%, to $3,633,247 as of March 31, 2013, compared to $3,667,086 as of June 30, 2012.  Trade accounts receivable represent amounts due from our customers including medical practitioners, clinics, hospitals, colleges and universities and sports teams as well as dealers and distributors that purchase our products for redistribution.  We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers.  Accounts receivable are generally collected within 30 days of the agreed terms.

Inventories

Inventories, net of reserves, increased $88,965, or 1.5%, to $6,187,562 as of March 31, 2013, compared to $6,098,597 as of June 30, 2012.  The current level of inventory as of March 31, 2013 and June 30, 2012 reflects the acquisition of component parts for the new SolarisPlus products and the Ultra line of treatment tables.

Accounts Payable

Accounts payable decreased $380,604, or 15.8%, to $2,032,597 as of March 31, 2013, from $2,413,201 as of June 30, 2012.  The decrease in accounts payable is a result of the timing of our weekly payments to suppliers and the timing of purchases of product components.  We generally take advantage of available early payment discounts when offered by our vendors.

Line of Credit

The outstanding balance on our line of credit increased $376,688 to $3,874,285 as of March 31, 2013, compared to $3,497,597 as of June 30, 2012.  The main contributor to the increase in the line of credit was the reduction in Accounts Payable described above along with the repurchase of stock from a shareholder as described in the section below on stock repurchase.  Interest on the line of credit is based on the 90-day LIBOR rate (0.28% as of March 31, 2013) plus 3.5%.  The line of credit is collateralized by accounts receivable and inventories.  Borrowing limitations are based on approximately 45% of eligible inventory and up to 80% of eligible accounts receivable, up to a maximum credit facility of $7,000,000.  Interest payments on the line are due monthly.  As of March 31, 2013, the borrowing base was approximately $5,113,000 resulting in approximately $1,239,000 of available credit on the line.  The line of credit is renewable on June 15, 2013 and includes covenants requiring us to maintain certain financial ratios.  As of March 31, 2013, we were in compliance with all loan covenants.

We believe that amounts available under the line of credit as well as cash generated from operating activities will continue to be sufficient to meet our operating requirements.

Debt

Long-term debt, excluding current installments decreased $273,824 to $1,642,491 as of March 31, 2013, compared to $1,916,315 as of June 30, 2012.  Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee.  The principal balance on the mortgage loans is approximately $1,825,519, of which $1,567,691 is classified as long-term debt, with monthly principal and interest payments of $30,263.  Our mortgage loans mature in 2017 and 2021.

Inflation

Our revenues and net income have not been unusually affected by inflation or price increases for raw materials and parts from vendors.

Stock Repurchase Plans

Our Board of Directors adopted a stock repurchase plan that has been ongoing since 2003.  Purchases of shares may be made from time-to-time, in the open market, through block trades or otherwise, and decisions to repurchase shares under this plan are based among other criteria upon market conditions, the level of our cash balances, general business opportunities, and other factors.  Our Board of Directors periodically approves the dollar amounts for share repurchases under the plan.  As of March 31, 2013, $648,450 remained available under the plan for purchases.  There is no expiration date for the plan.  No purchases were made under this plan during the three and nine months ended March 31, 2013.

In July 2010, we entered into stock repurchase agreements with two shareholders pursuant to which each of these shareholders may require the Company to purchase up to $100,000 of common stock annually for three years.  We repurchased approximately $100,000 of stock from each of these shareholders during the fiscal year ended June 30, 2011, the first year the agreements were in effect.  In addition, we purchased approximately $100,000 of stock from one of the shareholders in April 2012 during the second year of the agreements and approximately $100,000 of stock from one of the shareholders in January 2013.  These agreements expire on June 30, 2013.  See Part II, Item 2 of this report.

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

Any modifications to estimates of inventory valuation reserves are reflected in cost of goods sold within the statements of operations during the period in which such modifications are determined necessary by management.  As of March 31, 2013 and June 30, 2012, our inventory valuation reserve balance, which established a new cost basis, was $310,515 and $292,999, respectively, and our inventory balance was $6,187,562 and $6,098,597, net of reserves, respectively.

Revenue Recognition

Our sales force and distributors sell our products to end users, including physical therapists, professional trainers, athletic trainers, chiropractors, medical doctors and aestheticians.  Sales revenues are recorded when products are shipped under an agreement with a customer, risk of loss and title have passed to the customer, and collection of any resulting receivable is reasonably assured. Amounts billed for shipping and handling of products are recorded as sales revenue.  Costs for shipping and handling of products to customers are recorded as cost of sales.

Allowance for Doubtful Accounts

We must make estimates of the collectability of accounts receivable.  In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.  Our accounts receivable balance was $3,633,247 and $3,667,086, net of allowance for doubtful accounts of $333,139 and $201,349, as of March 31, 2013 and June 30, 2012, respectively.

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

In August 2012, we introduced to the market our new Dynatron SolarisPlus line of electrotherapy/ultrasound/ phototherapy units.  This new product line consists of four new combination units: the Dynatron SolarisPlus 709, 708, 706, and 705.  These attractive new units provide our most advanced technology in combination therapy devices by adding Tri-wave phototherapy capabilities to enhanced electrotherapy and ultrasound combination devices.  Tri-wave phototherapy features infrared, red and blue wavelength light.  The new Dynatron SolarisPlus phototherapy pad is capable of treating large areas of the body via unattended phototherapy.  As part of the SolarisPlus product line introduction, we also introduced a new display cart specifically designed for these units.  The SolarisPlus line is quickly becoming popular for its power and versatility.  The new units are capable of simultaneously powering five electrotherapy channels, ultrasound therapy, as well as a phototherapy probe and pad.

The commitment to innovation of high-quality products has been a hallmark of Dynatronics and will continue to be an important part of our future strategic objectives.  In addition to the SolarisPlus family of products introduced in August 2012 and the Ultra Therapy Tables introduced in December 2012, we have plans to introduce a number of additional proprietary products in this current fiscal year ending June 30, 2013, making fiscal year 2013 the most prolific year for new product introductions in our history.  The introduction of these new products represents the culmination of years of R&D investment to transform our product lines to be more attractive than ever and further drive sales of our profitable proprietary products.

R&D costs for us have been cyclical in nature.  The higher costs in fiscal year 2011 and 2012 reflect the fact that we have been in a more intense part of the product development cycle.  With the new products being introduced to the market in this fiscal year, we expect that R&D costs will cycle back to a lower level more in line with historical expenditures.  Management is confident the investment in R&D will yield long-term benefits and is important to assuring that we maintain our reputation in the industry for being an innovator and leader in product development.

We introduced a new, updated version of our product catalog in April 2013.  Significant effort was made to enhance product offerings, provide a new, attractive sales and marketing tool for our sales representatives and craft a catalog that would be an easy to use reference manual for our customers.  This new catalog includes our new proprietary products previously discussed, as well as an expanded offering of non-proprietary products with 1,000 new items in order to better service the broader needs of our customers.  Included as part of the new catalog is an electronic version of the catalog available on our website at www.dynatronics.com.

Over the past few years, consolidations in our market have changed the landscape of our industry’s distribution channels.  At the present time, we believe that there remain only two companies with a national direct sales force selling proprietary and distributed products: Dynatronics and Patterson Medical.  All other distribution in our market is directed through catalog companies with no direct sales force, or through independent local dealers that have limited geographical reach.  In the past year, we have reinforced our direct sales team that includes over 50 direct sales employees and independent sales representatives.  In addition to these direct sales representatives, we continue to enjoy a strong relationship with scores of independent dealers.  We believe we have the best trained and most knowledgeable sales force in the industry.  The changes taking place within our market provide a unique opportunity for us to grow market share in the coming years through recruitment of high-quality sales representatives and dealers.  The introduction of the many new products will serve as an attraction for new sales reps and dealer organizations.

The passage in 2010 of the Patient Protection and Affordable Care Act and the Health Care and Educational Reconciliation Act began impacting our operations in January 2013 when the medical device tax (“MDT”) provisions of this legislation became effective.  The MDT applies to all manufactured or imported medical devices.  However, exemptions in the application of the MDT within the legislation have resulted in a majority of our sales not being subject to this tax.  Specifically, sales of products we distribute that are manufactured by others are not subject to the MDT – although many of those manufacturers are passing along the costs of the MDT to their customers in the form of price increases.  International sales are not subject to the MDT.  And sales meeting certain criteria are eligible for a retail exemption.  The result of all of these exemptions is that approximately 20-30% of our total sales are subject to the MDT.  During the reporting quarter, we paid $41,240 in MDT to the federal government despite reporting an operating loss for the quarter.  Based on that payment, it appears for this quarter 25% of our sales were subject to the MDT.  The inequities of the MDT have begun to be realized by Congress.  The House of Representatives has passed a repeal of the MDT and the Senate recently voted 79-20 in favor of adding an amendment to their budget resolution repealing the MDT.  Therefore, it appears that sometime before the end of calendar 2013 the MDT may be repealed.  Until that time, we will continue to comply with the evolving body of regulations regarding the MDT.  The effects of this new tax are included in the financial results for the quarter ended March 31, 2013.  While we may seek to increase pricing for certain of our products that are subject to the MDT, it will not always be possible or feasible to do so.  We believe we successfully offset about half of the MDT by increased pricing to customers.  Should the MDT not be repealed, we remain hopeful that in future years the addition of millions of currently uninsured individuals to the rolls of the insured will increase demand for healthcare services.  That increased demand could lead to increased sales of our products starting in 2014.  The magnitude of those increases is difficult to assess at this time.  More importantly, the uncertainty of the impacts of overall healthcare reform hang like a cloud over our industry inhibiting growth and expansion, and thus, sales of our products.  As the impacts of these reforms become more understood and our industry adapts to this new operating and regulatory environment, we expect to see stronger confidence in the marketplace.

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

Our efforts to prudently reduce costs in the face of some economic uncertainty have made us a leaner operation.  During calendar 2012, we identified a number of cost saving measures totaling more than $750,000 annually that have been implemented to reduce expenses.  We will continue to be vigilant in maintaining appropriate overhead costs and operating costs while still providing support for anticipated increases in sales from our new products.

Based on our defined strategic initiatives, we are focusing our resources in the following areas:

•	Increasing market share of manufactured therapy products by promoting sales of our new state-of-the-art Dynatron SolarisPlus products introduced in August 2012.

•
Introducing additional new therapy and capital equipment products to better capitalize on opportunities in our core markets.  The introduction of these additional new products in the coming months is made possible by the technology platform built over the past two years of intense R&D effort.  Therefore, the new products can be introduced with minimal additional R&D expenditures.

•	Increasing sales through our new 2013-14 product catalog featuring a broader product offering.

•	Seeking to improve distribution of our products through recruitment of additional qualified sales representatives and dealers attracted by the many new products being offered.

•	Continuing to seek ways of increasing business with national accounts, as well as through GSA contracts with the U.S. Government and to regional chains of clinics.

•	Using our e-commerce solution in order to facilitate business opportunities and reduce transactional costs.

•	Improving operational efficiencies by reducing costs to be more reflective of current levels of sales. Strengthening pricing management and procurement methodologies.

•	Minimizing expense associated in the Synergie department until demand for capital equipment re-emerges, and, in the meantime, seeking additional independent distributors and strategic partnerships.

•	Supporting efforts to repeal the Medical Device Tax

•	Focusing international sales efforts on identifying key distributors and strategic partners who could represent the Company’s product line, particularly in Europe.

•	Exploring strategic business alliances that will leverage and complement our competitive strengths, increase market reach and supplement capital resources.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Our business is exposed to various market risks.  Market risk is the potential risk of loss arising from adverse changes in market prices and rates.  We do not enter into derivative or other financial instruments for trading or speculative purposes.  There has been no material changes in our market risk during the quarter ended March 31, 2013.  However, further weakening of the economy could result in greater risks of collections of accounts receivable.

Our primary market risk exposure is interest rate risk.  As of March 31, 2013, approximately $4,738,551 of our debt bore interest at variable rates.  Accordingly, our net income is affected by changes in interest rates.  For every one hundred basis point change in the average interest rate under our existing debt, our annual interest expense would change by approximately $47,386.  The Company’s variable interest rate debt consists primarily of the line of credit facility which can vary on a daily basis and a mortgage loan which will adjust one time in 2013 and then remain fixed for the remaining four years of the loan term.

In the event of an adverse change in interest rates, we could take actions to mitigate our exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of March 31, 2013, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  The purpose of this evaluation was to determine whether, as of the evaluation date, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our management has concluded, that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchases

On January 3, 2013, the Company purchased 32,786 shares of common stock from a shareholder pursuant to a written agreement entered into with the shareholder on July 1, 2010.  The purchase price of such shares was $99,997.30 or $3.05 per share.  Under this agreement, and a similar agreement entered into with another shareholder, these two shareholders may require the Company to purchase up to $100,000 of common stock annually for three years.  These agreements expire on June 30, 2013.  To date, the Company has repurchased approximately $300,000 of stock from one shareholder and $100,000 of stock from the second shareholder.

Item 5.    Related Party Transactions

The Company leases office and warehouse space in Detroit, Michigan and Hopkins, Minnesota from two shareholders and former independent distributors on an annual basis under operating lease arrangements.  Management believes the lease agreements are on an arms-length basis and the terms are equal to or more favorable than would be available to third parties.  The Company previously leased office and warehouse space in Pleasanton, California from a shareholder and former independent distributor.   In December 2012, the Company moved its Pleasanton office/warehouse to a new, larger location in Livermore, California and entered into a lease agreement with an unaffiliated third party.

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

DYNATRONICS CORPORATION
Registrant

Date May 14, 2013	/s/ Kelvyn H. Cullimore, Jr.
Kelvyn H. Cullimore, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date May 14, 2013	/s/ Terry M. Atkinson, CPA
Terry M. Atkinson, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)