Form 10-K
period 2013-06-30
DYNATRONICS CORP
filed 2013-09-30
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ____________.

Commission file number 0-12697

DYNATRONICS CORPORATION
(Exact name of registrant as specified in its charter)

Utah	87-0398434
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7030 Park Centre Drive, Cottonwood Heights, Utah	84121-6618
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of December 31, 2012 (the last day of the registrant’s second fiscal quarter) was approximately $6.2 million, based on the average bid and asked price on that date.

As of September 18, 2013, there were 2,518,904 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

The issuer hereby incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to the registrant’s definitive proxy statement for the fiscal year ended June 30, 2013 to be filed pursuant to Regulation 14A and provided to stockholders subsequent to the filing of this report.

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

Item 1.   Business

Our Company

Dynatronics is a Utah corporation formed on April 29, 1983.  Our predecessor company, Dynatronics Research Company, was formed in 1979.  Our principal business is the distribution and marketing of physical medicine and aesthetic products many of which we design and manufacture.  We operate on a fiscal year basis, ending on June 30.  For example, reference to fiscal year 2013 refers to the fiscal year ended June 30, 2013.  All references to financial statements in this report refer to the consolidated financial statements of Dynatronics Corporation and its subsidiary, Dynatronics Distribution Co. LLC.

Recent Developments

In June 2013, we introduced our new Dynatron® 25 Series electrotherapy/ultrasound line of combination therapy devices to the market.  This new line consists of four separate devices: the Dynatron 925, Dynatron 825, Dynatron 625 and Dynatron 525.  These four units provide seven different types of electrotherapy treatments and three frequencies of ultrasound, including our proprietary three-frequency ultrasound transducers. They are capable of delivering between three and five separate treatments simultaneously, depending on the model. The ability to provide multiple treatments simultaneously is expected to be very helpful in busy clinics and training rooms, or for patients needing treatment of multiple areas of the body.  This new product line was specially designed to be sold through our expanding channel of general line distributors.

In December 2012, we introduced a new line of motorized treatment tables.  The Ultra 2 and Ultra 3 are the first of projected future treatment tables manufactured for Dynatronics by Enraf-Nonius, a well-established manufacturer of physical therapy products in Europe.  These tables offer features popular to the practitioner such as full-length foot bars that elevate and lower the table height together with a unique wheel raising system that lifts the table allowing an easy change between mobility and stability.  Enraf tables are known for their high quality standards and are competitively priced for the US market.

In December 2012, we completed a 1-for-5 reverse split of its common stock.  All common stock share and per share information in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect retrospective application of the reverse stock split, except for par value per share and the number of authorized shares, which were not affected by the reverse stock split.

In August 2012, we introduced to the market our new Dynatron® Solaris®Plus line of combination therapy devices that are capable of generating seven waveforms of electrotherapy and our patented three-frequency ultrasound, as well as phototherapy through either a newly designed hand-held phototherapy probe or two phototherapy  pads.  These newly-designed phototherapy pads and probes are the most powerful and reliable phototherapy tools we have ever offered.  The probe includes outputs of up to 1,000 milliwatts of infrared wavelength light, 500 milliwatts of blue wavelength light and 500 milliwatts of red wavelength light.  The SolarisPlus product line consists of four new units, the Dynatron SolarisPlus 709, 708, 706, and 705, as well as the new Tri-Wave phototherapy probe and Tri-Wave phototherapy pads.  These attractive new units provide our most advanced technology and can be mounted on a customized cart for ease of use.  This new line of products represents the most comprehensive redesign project in our history and updates the Solaris line of products introduced in 2003.

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

We market a broad line of devices that include electrotherapy, ultrasound or a combination of both of these modalities in a single device.  The Dynatron 125 ultrasound and the new “25 Series” electrotherapy/ultrasound devices target the lower-priced segment of the market.  The Dynatron SolarisPlus products add tri-wave phototherapy capabilities to electrotherapy and ultrasound combination devices.  We intend to continue development of our core therapy technology and remain a leader in the design, manufacture and sale of therapy equipment.

Phototherapy – Phototherapy has been popular among physical medicine practitioners for its ability to provide topical heating to increase local blood circulation, provide temporary relief of minor muscle and joint aches, pain and stiffness as well as to treat minor pain and stiffness associated with arthritis.  The wavelength of the light determines the depth of penetration – the longer the wavelength the deeper the penetration. The benefits of phototherapy have been documented by numerous research studies published over the past four decades.

Our Dynatron SolarisPlus 709, 708, 706, and 705 units, as well as the Dynatron X3 and DX2 devices, all feature phototherapy technology.  These units are capable of powering either the  handheld Tri-Wave phototherapy probe or the larger Tri-Wave phototherapy pads.  The Dynatron Tri-Wave pad is capable of treating larger areas of the body via unattended infrared, red and blue wavelength phototherapy.  The Dynatron Tri-Wave phototherapy probe is used in an attended mode targeting specific treatment sites by the practitioner.  Both the Tri-Wave Pad and Tri-Wave Probe are powered by the Dynatron SolarisPlus units.

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

A new version of the ThermoStim Probe is scheduled for introduction before December 31, 2013.  This new probe employs thermoelectric technology that allows the delivery of thermal therapy and/or electrotherapy with only a connection to a Dynatron SolarisPlus device.  It will no longer require a connection to a Quad7 unit to deliver thermal therapy.

Oscillation Therapy - Soft tissue oscillation therapy has been used for the treatment of pain in Europe for over 16 years, yet it has been used in the United States market for only approximately 10 years.  The Dynatron X5 Oscillation Therapy device creates an electrostatic field within the patient, resulting in a highly effective treatment for reducing minor muscle aches and pains.

Iontophoresis - Iontophoresis uses electrical current to transdermally deliver drugs such as lidocaine for localized treatment of inflammation without the use of needles.  The Dynatron iBoxTM, our proprietary iontophoresis device, is capable of delivering two treatments simultaneously.  We also distribute a line of proprietary iontophoresis electrodes under the brand name of Dynatron® Ion electrodes along with other types of iontophoresis electrodes from other manufacturers.

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

Distributed Medical Equipment, Supplies and Soft Goods - Over the years, we have significantly expanded the number of products we distribute to include additional exercise equipment, massage therapy products, treatment tables, parallel bars, hand therapy products, hot and cold therapy products, lotions and gels, paper products, athletic tape, canes and crutches, reflex hammers, stethoscopes, splints, elastic wraps, exercise weights, Thera-Band® (a registered mark of Hygenic Corp.) tubing, walkers, treadmills, stair climbers, heating units for hot packs, whirlpools, gloves, electrodes, hydrotherapy and aquatic exercise products, clinical supplies, aids to daily living products, cardio equipment, diagnostic and evaluation products, orthopedic supports, patient positioners, rehabilitation equipment, traction equipment, wound and edema care products, pilates and yoga equipment, nutritional supplements, emergency care products and portable electrotherapy products.  Our full-line catalog was updated in 2013 and contains over 13,000 rehabilitation products.

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

As part of the aesthetics line of products, we market the Synergie Elite LT device which provides phototherapy for aesthetic applications.  Phototherapy is used in aesthetic applications to improve skin tone and appearance.  Combining elements of the AMS vacuum massage techniques with microdermabrasion and Synergie Elite LT for phototherapy has provided aestheticians with the ability to provide an enhanced “ultimate facial” available only with the use of Synergie devices.

Sales Mix Among Key Products

No product accounted for more than 10% of total revenues in fiscal years 2013 and 2012.  Sales of manufactured physical medicine products represented approximately 46% and 42% of total physical medicine product sales in fiscal years 2013 and 2012, respectively.  Distribution of products manufactured by other suppliers accounted for the balance of our physical medicine product sales in those years.

Patents and Trademarks

Patents.  We hold a United States patent on the microdermabrasion technology that will remain in effect until February 2020.  We also hold two United States design patents on the microdermabrasion device that will remain in effect until November 2015.  Additionally, we hold a United States patent on the combination of our aesthetic massage and microdermabrasion technologies that will remain in effect until February 2020, a United States patent on our phototherapy technology that will remain in effect until August 2025, and a United States patent on our combination traction/phototherapy technology that will remain in effect until December 2026.  An additional patent application relating to our thermoelectric technology has been filed with the United States Patent and Trademark Office and is pending.

Trademarks.  We have developed and we use registered trademarks in our business, particularly relating to our corporate and product names. The trademark “Dynatron®” has been registered with the United States Patent and Trademark Office.  In addition, United States trademark registrations have been obtained for the trademarks: “Dynatron Solaris®,” “Synergie®,” “Synergie Peel®,” “Dynaheat®,” “BodyIce®, and “Nutura®.”  Our materials are also protected under copyright laws, both in the United States and internationally.

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

Warranty Service

We provide a warranty on all products we manufacture for time periods ranging in length from 90 days to five years from the date of sale.  We service warranty claims on these products primarily at our Cottonwood Heights, Utah and Chattanooga, Tennessee facilities depending on the service required.  We also have field service in other parts of the United States and Canada.  Our warranty policies are comparable to warranties generally available in the industry.  Warranty claims were approximately $160,000 and $125,000 in fiscal years 2013 and 2012, respectively.  However, with the introduction of many new products in the last year, we expect that warranty expenses may rise in fiscal year 2014.

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

Customers and Markets

We sell our products primarily to licensed practitioners such as physical therapists, chiropractors, podiatrists, sports medicine specialists, medical doctors, hospitals and clinics, plastic surgeons, dermatologists and aestheticians.  We currently have 52 direct sales representatives.  We also utilize a network of over 200 independent dealers throughout the United States and internationally. Most dealers purchase and take title to the products, which they then sell to licensed practitioners.

We have entered into agreements with several Group Purchasing Organizations (“GPOs”) and regional/national chains of physical therapy clinics and hospitals.  We sell our products directly to these clinics and hospitals pursuant to preferred pricing arrangements.  We also have preferred pricing arrangements with key dealers who commit to purchase certain volumes and varieties of products.  No single dealer or national account or group of related accounts was responsible for 10% or more of total sales in fiscal years 2013 and 2012.

We export products to approximately 30 different countries.  Sales outside North America totaled approximately $647,000, or 2.2% of net sales, in fiscal year 2013, compared to approximately $897,000, or 2.8% of net sales, in fiscal year 2012.  We are working to establish effective distribution for our products in international markets.  Our Utah facility is certified to the ISO 13485 quality standard for medical device manufacturing.  This ISO designation enables us to qualify for the CE Mark, a designation required for marketing products in the European community, and signifies the device or product was manufactured pursuant to a certified quality system.  We have no foreign manufacturing operations.  However, we purchase certain products and components from foreign manufacturers.

Competition

We believe our key products are distinguished competitively by our use of the latest technology.  Several of our products are protected by patents.  We believe that the integration of advanced technology in the design of each product has distinguished Dynatronics’ branded products in a very competitive market.  For example, we were the first company to integrate infrared phototherapy as part of a combination therapy device.  By manufacturing a portion of the products that we sell, we can focus on quality engineered products at competitive prices.  We believe these factors give us an edge over many competitors who are solely distributors of competing products.  Furthermore, the addition of direct sales representatives over the course of the last six years, together with our current expansion of general line dealers, has provided us with improved distribution channels for our products.  These distribution channels provide important competitive advantages due to many established relationships with clinics which directly affect the sale and distribution of our manufactured products as well as products of other manufacturers that we distribute, including products from competitors such as Mettler Electronics, manufacturer of the Sonicator brand of electrotherapy and ultrasound therapy products and DJO, manufacturer of the Chattanooga brand of electrotherapy products, and many manufacturers of treatment tables, medical supplies and soft goods.  Generally, since the migration from being primarily a manufacturer to being a manufacturer and distributor, the competitive landscape takes on different dimensions as outlined below.  Dynatronics is one of only two companies in the physical medicine industry that has a direct sales force; the other is Patterson Medical (formerly Sammons Preston), a division of Patterson Companies.

Information necessary to determine or reasonably estimate our market share or that of any competitor in any of these markets is not readily available.

Electrotherapy/Ultrasound

We compete in the clinical market for electrotherapy and ultrasound devices with both domestic and foreign companies.  Approximately 12 companies produce electrotherapy and/or ultrasound devices.  Some of these competitors are larger and better established, and have greater resources than us.  Other than Dynatronics, few companies, domestic or foreign, provide multiple-modality devices, which is one important distinction between us and our competition. Furthermore, we believe no competitor offers three frequencies on multiple-sized soundheads or provides the proprietary electrotherapy features offered in our electrotherapy devices.  We believe that our primary domestic competitors that manufacture competitive clinical electrotherapy and ultrasound equipment include DJO (Chattanooga Brand), Rich-Mar, Mettler Electronics, and the Metron Division of Patterson Medical.

Phototherapy

Competitors that manufacture and market phototherapy devices include DJO (Chattanooga Brand), Rich-Mar, Erchonia, Apollo, Multi Radiance and MedX.  We are aware of only two competitors, DJO and Rich-Mar, that offer a device that includes phototherapy along with electrotherapy and ultrasound capabilities.

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

Aesthetic Products

Our primary competitor in the therapeutic massage industry is Silhouette Tone.  Other competitors include Cynosure, Inc., Palomar Medical, LPG, and Syneron.  The Synergie Elite AMS device utilizes proprietary technology that has been proven effective in a research study and in more than ten years of use by doctors and spas.  In addition, we provide a comprehensive training and certification program for aestheticians and medical practitioners.  Our aesthetic massage equipment is priced lower than competitors’ units, providing a significant advantage in the marketplace.  There are a number of competitors in the microdermabrasion market including Mega Peel, Diamond Peel, DermaGenesis, DermaMed, E-Med, Integremed, Medical Alliance, Palomar, Slimtone USA and Soundskin Corp.  The Synergie microdermabrasion device incorporates a patented anti-clogging design for the crystals, which sets it apart from competitors’ units.  In addition, the system has an innovative disposable system for the abrasive material, which prevents unwanted contact with the spent crystals following treatment.  Powered by the Synergie Elite AMS device, the Synergie Elite microdermabrasion device is one of the most powerful and easy to control units on the market.

Competitors in the phototherapy segment of the aesthetic market include Revitalite, Silhouette Tone, Photo Actif, and DermaPulse.  We believe the Synergie Elite LT device is the most powerful of all the units on the market.  It features a computerized dosage calculation system and is competitively priced.

Manufacturing and Quality Assurance

We manufacture therapy devices, soft goods and other medical products at our facilities in Cottonwood Heights, Utah and Chattanooga, Tennessee.  We purchase some components for our manufactured products from third-party suppliers.  All parts and components purchased from these suppliers meet specifications we have established.  Trained staff performs all sub-assembly, final assembly and quality assurance procedures.  Every effort is made to design Dynatronics products to incorporate component parts and raw materials that are readily available from suppliers.

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

Our Cottonwood Heights facility is certified to ISO 13485:2003 standards for medical products.  ISO 13485 is an internationally recognized quality management system standard adopted by over 90 countries.  The ISO 13485 certification also allows us to qualify for CE Mark certification.  With the CE Mark certification, we are able to market qualified products throughout the European Union and in other countries where CE Mark certification and ISO 13485 certification are recognized.

Products manufactured at our facility in Tennessee are subject to our own internal quality system which mimics the quality system implemented at our facility in Utah.  While we have not sought ISO certification for the Tennessee facility, we believe our quality system is rigorous and adequate for producing the type of quality product to which our customers have become accustomed.

Research and Development

Total research and development (“R&D”) expenses in fiscal year 2013 were $1,120,887, compared to $1,410,406 in fiscal year 2012.  The decrease in R&D expenditures in fiscal year 2013 reflects the completion of the development work on the Dynatron SolarisPlus product line.  The Dynatron SolarisPlus product line was introduced in August 2012.  The new 25 Series product line, which began shipping in June 2013, was developed from the SolarisPlus platform and therefore required a less intensive R&D effort.  R&D expenses represented approximately 3.8% and 4.5% of our net sales in fiscal years 2013 and 2012, respectively.  Going forward, R&D expenditures are expected to remain near current levels in fiscal year 2014.

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

The passage in 2010 of the Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Educational Reconciliation Act will affect our future operations.  The addition of millions to the rolls of the insured is expected to increase demand for services.  That increased demand could lead to increased sales of our products starting in 2015.  The magnitude of those increases is difficult to assess at this time.  A negative impact of this legislation as enacted is its imposition of an excise tax on all manufacturers and importers of medical devices.  An excise tax is assessed against sales, not profits.  Therefore, even in a year when we may have no profits, such as this year, we were required to pay the excise tax to the federal government.  On December 7, 2012, the Internal Revenue Service published the interim final rules governing the payment of this tax which became effective January 1, 2013 and applies to all manufactured or imported medical devices.  About half of our product sales are not subject to the tax because they are not manufactured or imported by us, but rather distributed on behalf of other manufacturers or importers.  Furthermore, included in the interim final rules were certain exemptions available for products identified as generally available to the public and requiring little or no involvement of a medical practitioner to use effectively.  Specifically, the rule singles out a section of medical devices identified in the Code of Federal Regulations that covers rehabilitation products.  Many of the products we manufacture or import are in this category.  Therefore, we believe less than a third of our sales will be subject to the tax.  As a result, we now estimate that this tax will be in the range of $100,000 - $200,000 annually based on current sales levels.  Indeed, this year we paid $81,736 in excise taxes for only half of the year.  Because of the phase-in of various provisions of federal healthcare reform and other possible legislative actions, we cannot predict what the full effects of this legislation will be on our business and industry.  This new tax impacted the Company beginning on January 1, 2013 and is reported in our quarterly financial reports for March 31, 2013 and June 30, 2013.  In the meantime, we are taking full advantage of every opportunity presented by this legislation to increase sales and to offset any negative effects, such as the medical device tax, that may be imposed by this legislation.

The PPACA also includes new reporting and disclosure requirements for device manufacturers with regard to payments or other transfers of value made to certain healthcare providers. The first report under these provisions will be due March 31, 2014 and will relate to payments or other transfers of value made between August 1 and December 31, 2013. Thereafter, annual reports due in March will relate to payments or other transfers of value during the previous calendar year. Reports submitted under these new requirements will be placed in a public database. If we fail to provide these reports, or if the reports we provide are not accurate, we could be subject to significant penalties. In addition, developing the necessary systems to comply with the new reporting requirement could be financially burdensome. Several states have adopted similar reporting requirements.  We believe we are in compliance with the PPACA and have systems in place to assure compliance.

 The FDA is currently evaluating the classification of iontophoresis products.  Since the passage of the Medical Device Amendment in 1975, these products have been listed as Class III products.  However, the FDA has never required these products be subjected to a Pre-Market Approval (“PMA”) process like other Class III devices.  Instead, it has allowed iontophoresis products to proceed to market as though they were Class II.  Four years ago, FDA indicated they intend to make a final decision to either call for a PMA for iontophoresis products or reclassify them to Class II.  We submitted to FDA the required information to allow continued marketing of our proprietary iontophoresis products until the final FDA decision is made.  In our submission we urged that the products be reclassified to Class II.  If the FDA does not change the classification of iontophoresis products and requires a PMA, we will be required to provide a PMA or, in the alternative, cease distributing our proprietary line and distribute competitor products that comply with the FDA requirements, which would not have a material impact on the Company’s financial results.

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

Advertising of our products is subject to regulation by the FTC under the FTC Act.  Section 5 of the FTC Act prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce.  Section 12 of the FTC Act provides that the dissemination or the causing to be disseminated of any false advertisement pertaining to, among other things, drugs, cosmetics, devices or foods, is an unfair or deceptive act or practice.  Pursuant to this FTC requirement, we are required to have adequate substantiation for all advertising claims made about our products.  The type of substantiation required depends upon the product claims made.

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

Backlog

We had a backlog of orders of approximately $633,000 as of June 30, 2013, compared to approximately $371,000 as of June 30, 2012.

Employees

On June 30, 2013, we had a total of 135 full-time employees and 9 part-time employees, compared to 138 full-time employees and 14 part-time employees on June 30, 2012.

Item 2.   Properties

Our corporate headquarters and principal executive offices are located at 7030 Park Centre Drive, Cottonwood Heights, Utah.  Cottonwood Heights is a suburb of Salt Lake City, Utah.  The headquarters consist of a single facility housing administrative offices and manufacturing space totaling approximately 36,000 square feet.  We own the land and building, subject to mortgages requiring a monthly payment of approximately $17,000.  The mortgage matures in 2017.  We also own a 53,200 sq. ft. manufacturing facility with accompanying undeveloped acreage for future expansion in Chattanooga, Tennessee, subject to a mortgage requiring monthly payments of approximately $13,000 and maturing in 2021.  In addition, we rent office and warehouse space in Livermore, California; Stafford, Texas; Chesterfield, Michigan; Minneapolis, Minnesota; and Boardman, Ohio.

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

Item 4.   Mine Safety Disclosures

Not applicable

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

NASDAQ Minimum Bid Requirement

On January 8, 2013, we announced that we had received notification from NASDAQ that we had regained compliance with the $1.00 minimum bid requirement for continued listing on that exchange as a result of a 1 for 5 reverse split of our common stock effected on December 19, 2012.  All common share and per share information in the accompanying condensed consolidated financial statements and notes thereto have been adjusted to reflect retrospective application of the reverse stock split, except for par value per share and the number of authorized shares, which were not affected by the reverse stock split.

Market Information

As of September 18, 2013, we had approximately 2,518,904 shares of common stock issued and outstanding.  Our common stock is included on the NASDAQ Capital Market (symbol: DYNT).  The following table shows the range of high and low sale prices for our common stock as quoted on the NASDAQ system for the quarterly periods indicated.  All common stock share and per share information in the tables below have been adjusted to reflect retrospective application of the reverse stock split.

	Fiscal Year Ended June 30,
	2013		2012
	High	Low	High	Low
1st Quarter (July-September)	$3.25	$2.35	$8.85	$4.00
2nd Quarter (October-December)	$4.24	$2.00	$4.15	$3.11
3rd Quarter (January-March)	$3.95	$2.30	$4.65	$3.33
4th Quarter (April-June)	$2.86	$2.45	$4.00	$2.36

Stockholders

As of September 18, 2013, the approximate number of stockholders of record was 393.  This number does not include beneficial owners of shares held in “nominee” or “street” name.  Including such beneficial owners, we estimate that the total number of beneficial owners of our common stock is approximately 2,200.

Dividends

We have never paid cash dividends on our common stock.  Our anticipated capital requirements are such that we intend to follow a policy of retaining earnings in order to finance the development of the business.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information related to our equity compensation plans as of June 30, 2013:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (c)
Equity compensation plans approved by security holders	267,868	$3.98	109,187
Equity compensation plans not approved by security holders	-	-	-
Total	267,868		109,187

Purchases of Equity Securities

On July 15, 2003, our board of directors approved an open-market share repurchase program for up to $500,000 of our common stock. On November 27, 2007, the board approved an additional $250,000 for the open-market share repurchase program after the original $500,000 was used. In February 2011, the board approved an additional $1,000,000 for repurchases under the program. During fiscal year 2010, the board authorized the repurchase of up to $100,000 of stock annually for three years from each of two former distributors that were acquired by the Company in 2007. During the year ended June 30, 2013, we purchased 32,786 shares of common stock for $99,997. During the year ended June 30, 2012, we purchased 79,857 shares of common stock for $401,408.  No purchases of common stock were made during the quarter ended June 30, 2013.

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

Overview

Our principal business is the distribution and marketing of physical medicine products and aesthetic products, many of which we design and manufacture.  We offer a broad line of medical equipment including therapy devices, medical supplies and soft goods, treatment tables and rehabilitation equipment.  Our line of aesthetic equipment includes aesthetic massage and microdermabrasion devices, as well as skin care products.  Our products are sold to and used primarily by physical therapists, chiropractors, sports medicine practitioners, podiatrists, plastic surgeons, dermatologists, aestheticians and other aesthetic services providers.  Our fiscal year ends on June 30.  Reference to fiscal year 2013 refers to the year ended June 30, 2013.

Results of Operations

Fiscal Year 2013 Compared to Fiscal Year 2012

Net Sales

Net sales in fiscal year 2013 were $29,538,275 compared to $31,664,181 in fiscal year 2012. The $2,125,906 decrease is characterized by sales reductions evenly split between supplies and capital equipment distributed for other manufacturers.  Consolidated sales of proprietary manufactured products actually increased over the prior year with more significant gains in sales of the new Dynatron Solaris Plus family of products offsetting lower sales of other proprietary manufactured products.  The decline in sales of products distributed for other manufacturers is attributable to several factors.  Approximately 20% of the reduced sales are due to a single manufacturer that changed their distribution paradigm negatively impacting our sales of their products.  The continued general economic weakness in our primary markets combined with uncertainties over anticipation of negative market impacts related to provisions of the Affordable Care Act also contributed to lower sales, particularly of capital equipment.  The reductions in sales of distributed medical supplies during the year include the impact of a single large customer that discontinued operations in early 2012.

Sales of proprietary manufactured physical medicine products represented approximately 46% and 42% of total physical medicine product sales in fiscal years 2013 and 2012, respectively.  Distribution of products manufactured by other suppliers accounted for the balance of our physical medicine product sales in those years.  Sales of manufactured aesthetic products in fiscal years 2013 and 2012, represented approximately 78% and 73% of total aesthetic product sales, respectively, with distributed products making up the balance.

The majority of our sales revenues come from the sale of physical medicine products, both manufactured and distributed.  In fiscal years 2013 and 2012, sales of physical medicine products accounted for 91% of total sales in both years.  Chargeable repairs, billable freight revenue, aesthetic product sales and other miscellaneous revenue accounted for approximately 9% of total revenues in both years.

During the fiscal year ended June 30, 2013, we introduced more new proprietary manufactured products than at any other time in our history.  However, the full impact of these new products will not likely be seen until the next fiscal year.  They do provide a strong foundation for a strategy to reverse the trend of declining sales experienced this past fiscal year.

Gross Profit

Gross profit totaled $11,086,602, or 37.5% of net sales, in fiscal year 2013, compared to $11,943,233, or 37.7% of net sales, in fiscal year 2012.  The decrease in gross profit during the year directly reflects lower sales generated during the current fiscal year as reported above.  Lower sales and margins of distributed capital equipment and certain medical supplies were partially offset by higher sales and margins from the new SolarisPlus and Quad7 products.  Overall, gross margin as a percent of sales, remained virtually unchanged.  The implementation of the Medical Device Tax on January 1, 2013, as required by the Affordable Care Act placed a 2.3% tax on sales of proprietary manufactured products and products imported by us for distribution in the United States.  This tax had the effect of lowering gross profits during the year as it effectively increased the cost of goods sold on all items taxed.  During the fiscal year we paid $81,736 in medical device taxes.

Management believes that as market demand for our proprietary manufactured products increases in conjunction with the introduction of our new ThermoStim Probe in the quarter ending December 31, 2013, sales growth will resume and, as a result, gross profit will improve.  In addition, as healthcare reform progresses, we expect uncertainty in our market to diminish, confidence to increase and demand for our products to begin to strengthen.

Selling, General and Administrative Expenses

Selling, General and Administrative, or SG&A expenses were $9,860,964, or 33.4% of net sales, in fiscal year 2013, compared to $10,506,460, or 33.2% of net sales, in fiscal year 2012.  The $645,496 decrease in SG&A expenses in fiscal year 2013 as compared to 2012 is a result of the following:

•	$396,178 of lower selling expenses due primarily to lower sales commissions;

•	$154,872 of lower labor and overhead costs;

•	$94,446 of lower general expenses primarily related to a reduction in professional fees.

During the first quarter of fiscal year 2014, management identified over $500,000 of new annual cost reductions which are being implemented to further reduce labor and overhead costs and improve operating efficiencies in future periods.

Research and Development

Over the last three years, we have undertaken the most extensive research and development (“R&D”) effort in our history.  More new products have been introduced during this period of time than any period since our formation.  These new products include the Quad7 thermal therapy device, the Dynatron SolarisPlus line of four electrotherapy/ultrasound devices enabled to power two phototherapy accessories, the Ultra 2 and Ultra 3 treatment tables, and the 25 Series line of four therapy devices.  With the completion of development of the Quad7, Ultra tables and SolarisPlus product line, we were able to reduce research and development (“R&D”) expense during the early part of fiscal year 2013 to more normal levels.  R&D expenses for 2013 were $1,120,887 compared to $1,410,406 in 2012.  R&D expense decreased as a percentage of net sales in fiscal year 2013 to 3.8% from 4.5% of net sales in fiscal year 2012.  R&D expenses are expected to increase slightly in fiscal year 2014, as a result of the introduction of the new ThermoStim Probe.  However, those increases will mostly be incurred in the first two quarters of the next fiscal year.  R&D costs are expensed as incurred.

Interest Expense

Interest expense decreased by $1,294, to $260,699 in fiscal year 2013 compared to $261,993 in fiscal year 2012 due to lower balances on our long-term debt compared to fiscal year 2012.  During fiscal 2013, we paid off the first mortgage on our Cottonwood Heights facility.

Loss Before Income Tax Benefit

Pre-tax loss in fiscal year 2013 was $131,125, compared to $190,241 in fiscal year 2012, an improvement of 31%.  The decrease in pre-tax loss for 2013 resulted from lower selling, labor, and R&D expenses.  More specifically, an $856,631 reduction in gross margin was offset by reducing SG&A and R&D expenses by $935,015 for the year ended June 30, 2013.  It should be noted that during the year we paid $81,736 in medical device taxes as required by the Affordable Care Act.  This Medical Device Tax is assessed on sales regardless of profitability.  Therefore, despite the fact we did not generate an operating profit we were still required to pay these excise taxes as noted above which contributed to the losses incurred during the fiscal year.  As noted above, we have taken steps to reduce expenses at an annualized amount of approximately $500,000 during fiscal year 2014.

Income Tax Benefit

Income tax benefit was $86,754 in fiscal year 2013, compared to $166,706 in fiscal year 2012.  Due to tax benefits associated with R&D tax credits and other credits, the effective income tax benefit rate in fiscal year 2013 was 66.2% compared to an effective tax benefit rate of 87.6% in 2012.  The difference in the effective tax rates is attributable to lower R&D tax credits in fiscal year 2013, as well as certain permanent book to tax differences.

Net Loss

Net loss was $44,371 ($.02 per share) in fiscal year 2013, compared to $23,535 ($.01 per share) in fiscal year 2012.  As reported in the section above entitled Loss Before Income Tax Benefit, operating losses were reduced by nearly one third in fiscal year 2013 compared to fiscal year 2012.  Therefore, the reason net loss increased from $23,535 last year to $44,371 this year is due to higher income tax benefits last year associated with higher R&D tax credits compared to this year.  We expect improved profitability in fiscal year 2014 due to the planned introduction of an important new product in the quarter ending December 31, 2013 and with our planned expense reductions which are scheduled to be implemented during the fiscal year 2014.

Liquidity and Capital Resources

We have financed operations through available cash reserves and borrowings under a line of credit with a bank.  Working capital was $3,516,011 as of June 30, 2013, inclusive of the current portion of long-term obligations and credit facilities, compared to working capital of $3,565,858 as of June 30, 2012.  During fiscal year 2013, we generated $643,106 in cash from operating activities, used $418,386 to pay down principal on long-term debt, paid $100,438 for capital expenditures primarily related to improving our e-commerce and IT infrastructure, and paid $99,997 to repurchase and retire common stock.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, decreased $420,374, or 11.5%, to $3,246,712 as of June 30, 2013, compared to $3,667,086 as of June 30, 2012.  Trade accounts receivable represent amounts due from our dealer network as well as from medical practitioners and clinics.  We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with our customers.  Accounts receivable are generally collected within 30 days of the agreed terms.

Inventories

Inventories, net of reserves, increased $308,956, or 5.1%, to $6,407,553 as of June 30, 2013, compared to $6,098,597 as of June 30, 2012.  During fiscal year 2013, we increased our inventory of parts in conjunction with the introduction of the Dynatron SolarisPlus product line, Ultra Tables product line and the 25 Series product line.  In addition, inventory levels fluctuate based on the timing of large inventory purchases from overseas suppliers.

Accounts Payable

Accounts payable increased $338,693, or 14.0%, to $2,751,894 as of June 30, 2013, from $2,413,201 as of June 30, 2012.  The increase in accounts payable is a result of increased inventories, the timing of our weekly payments to suppliers and the timing of purchases of product components.  Accounts payable are generally not aged beyond the terms of our suppliers.  We take advantage of available early payment discounts when offered by our vendors.

Cash and Cash Equivalents

Our cash position as of June 30, 2013 was $302,050, compared to cash of $278,263 as of June 30, 2012.  We expect that cash flows from operating activities, together with amounts available through an existing line-of-credit facility, will be sufficient to cover operating needs in the ordinary course of business for the next twelve months.  If we experience an adverse operating environment, including a further worsening of the general economy in the United States, or unusual capital expenditure requirements, additional financing may be required.  However, no assurance can be given that additional financing, if required, would be available on terms favorable to us, or at all.

Line of Credit

During fiscal year 2013, the outstanding balance on our line of credit remained steady with a balance outstanding of $3,496,390 as of June 30, 2013, compared to $3,497,597 as of June 30, 2012.  Interest on the line of credit is based on the 90-day LIBOR rate (0.27% as of June 30, 2013) plus 3.5%.  The line of credit is collateralized by accounts receivable and inventories.  Borrowing limitations are based on approximately 45% of eligible inventory and up to 80% of eligible accounts receivable, up to a maximum credit facility of $7,000,000.  Interest payments on the line are due monthly.  As of June 30, 2013, the borrowing base was approximately $4,821,000, resulting in approximately $1,325,000 available on the line.  The line of credit is renewable on December 15, 2013 and includes covenants requiring us to maintain certain financial ratios.  As of June 30, 2013, we were in compliance with the loan covenants or had received waivers of compliance. If the line of credit is not extended, we will need to find additional sources of financing.  Failure to obtain additional financing would have a material adverse effect on our business operations. All borrowings under the line of credit are presented as current liabilities in the accompanying consolidated balance sheet.

The current ratio remained constant at 1.5 to 1 as of June 30, 2013 and June 30, 2012.  Current assets represented 72% of total assets as of June 30, 2013 compared to 70% as of June 30, 2012.

Debt

Long-term debt (excluding current installments) totaled $1,561,776 as of June 30, 2013, compared to $1,916,315 as of June 30, 2012.  Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee. The principal balance on the mortgage loans is approximately $1,762,255 with monthly principal and interest payments of $30,263.  For a more complete explanation of the long-term debt, see Note 7 to the consolidated financial statements.

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

We believe that the following critical accounting policies involve a high degree of judgment and complexity. See Note 1 to our consolidated financial statements for fiscal year 2013, for a complete discussion of our significant accounting policies.  The following summary sets forth information regarding significant estimates and judgments used in the preparation of our consolidated financial statements.

Inventory Reserves

The nature of our business requires that we maintain sufficient inventory on hand at all times to meet the requirements of our customers. We record finished goods inventory at the lower of standard cost, which approximates actual cost (first-in, first-out) or market.  Raw materials are recorded at the lower of cost (first-in, first-out) or market.  Inventory valuation reserves are maintained for the estimated impairment of the inventory.  Impairment may be a result of slow-moving or excess inventory, product obsolescence or changes in the valuation of the inventory. In determining the adequacy of reserves, we analyze the following, among other things:

•	Current inventory quantities on hand;

•	Product acceptance in the marketplace;

•	Customer demand;

•	Historical sales;

•	Forecast sales;

•	Product obsolescence;

•	Technological innovations; and

•	Character of the inventory as a distributed item, finished manufactured item or raw material.

Any modifications to estimates of inventory valuation reserves are reflected in cost of goods sold within the statements of operations during the period in which such modifications are determined necessary by management.  As of June 30, 2013 and 2012, our inventory valuation reserve balance, which established a new cost basis, was $327,519 and $292,999, respectively, and our inventory balance was $6,407,553 and $6,098,597, net of reserves, respectively.

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

Allowance for Doubtful Accounts

We must make estimates of the collectability of accounts receivable.  In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.  Our accounts receivable balance was $3,246,712 and $3,667,086, net of allowance for doubtful accounts of $247,708 and $201,349, as of June 30, 2013 and 2012, respectively.

Deferred Income Tax Assets

In assessing the deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred income tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences.

We have available at June 30, 2013 and 2012 federal and state net operating loss (“NOL”) carry forwards of $499,614 and $558,062, respectively.  The federal NOLs will expire in 2028.  The state NOLs will expire depending upon the various rules in the states in which we operate.  Our federal and state income tax returns for June 30, 2010, 2011, and 2012 are open tax years.

Business Plan and Outlook

During the past three years, we have focused much of our resources and energy on developing new and innovative products.  The scope of that R&D effort has been more significant than at any time in our history.  As a result, we have introduced several important new products over the past year.

In June 2013, we began shipping our new Dynatron® 25 Series electrotherapy/ultrasound line of combination therapy devices.  This new line consists of four separate devices: the Dynatron 925, Dynatron 825, Dynatron 625 and Dynatron 525.  These four units provide seven different types of electrotherapy treatments and three frequencies of ultrasound, including our proprietary three-frequency ultrasound transducers. They are capable of delivering between three and five separate treatments simultaneously, depending on the model. The ability to provide multiple treatments simultaneously is expected to be very helpful in busy clinics and training rooms, or for patients needing treatment of multiple areas of the body.  This new product line was specially designed to be sold through our expanding channel of general line distributors.

In December 2012, we introduced a new line of motorized treatment tables.  The Ultra 2 and Ultra 3 are the first two of possibly several other future treatment tables manufactured for us by Enraf-Nonius, a well-established manufacturer of physical therapy products in Europe.  These tables offer features popular to the practitioner such as full-length foot bars that elevate and lower the table height together with a unique wheel raising system that lifts the table allowing an easy change between mobility and stability.  Enraf tables are known for their high quality standards and are competitively priced for the US market.

In August 2012, we introduced to the market our new Dynatron SolarisPlus line of electrotherapy/ultrasound/ phototherapy units.  This new product line consists of four new units: the Dynatron SolarisPlus 709, 708, 706, and 705.  These attractive new units provide our most advanced technology in combination therapy devices by adding  phototherapy capabilities to enhanced electrotherapy and ultrasound combination devices.  The Dynatron SolarisPlus line of products features a Tri-Wave phototherapy probe and a Tri-Wave phototherapy pad.  Tri-wave phototherapy features infrared, red and blue wavelength light.  The new Dynatron Solaris Tri-Wave phototherapy pad is capable of treating large areas of the body via unattended infrared, red and blue wavelength phototherapy.  The Tri-Wave phototherapy probe allows the practitioner to treat specific, targeted areas of the body in an attended treatment.  As part of the SolarisPlus product line, we also introduced a new display cart specifically designed for these units.  The SolarisPlus line is expected to quickly become popular for its power and versatility.  The new units are capable of simultaneously powering five electrotherapy channels, ultrasound therapy, a phototherapy probe and phototherapy pad.  No other device on the market offers such powerful simultaneous combination therapies.

In the quarter ended December 31, 2013, we anticipate introducing the ThermoStim probe - one of the most innovative and revolutionary products in our history.  The ThermoStim probe will offer the ability to do thermal therapy (hot and cold) and/or electrotherapy in a targeted, attended treatment.  The hand held probe is an accessory to the Dynatron SolarisPlus family of products.  Unlike its predecessor, also called the ThermoStim probe, this new probe does not require a water source to heat and cool the surface of the treatment face.  Instead, a thermoelectric chip powers the thermal therapy controlled by the Dynatron SolarisPlus console.  This innovative probe is expected to generate significant demand not only for the probe, but also for the new SolarisPlus units which serve as the control console for the probe.  It will be the catalyst to boost sales and attract new distributors beginning midway through fiscal year 2014.

With most of the planned new products now released, R&D costs cycled back to a lower level more in line with historical amounts during fiscal year 2013.  Those R&D costs are expected to rise again during the first part of fiscal year 2014 as the new ThermoStim Probe is finalized.  Management is confident the investments made in R&D will yield long-term benefits and are important to assuring that we maintain our reputation in the industry for being an innovator and leader in product development.

In April 2013, we began shipping the newly updated version of our product catalog to customers.  This new catalog not only includes our new proprietary products previously discussed, but also expands our offering of non-proprietary products by hundreds of items in order to better service the broader needs of our customers.  It also provides an excellent new sales tool for all of our sales representatives in the field and the foundation for expanding our e-commerce platform.  The new catalog includes an online electronic version of the catalog that is incorporated into our e-commerce website.  The new catalog has been praised for its clarity and ease of use.

Over the past few years, consolidations in our market have changed the landscape of our industry’s distribution channels.  At the present time, we believe that there remain only two companies with a national direct sales force selling proprietary and distributed products: Dynatronics and Patterson Medical.  All other distribution in our market is directed through catalog companies with a limited direct sales force, or through independent local dealers that have limited geographical reach.  In the past year, we have reinforced our direct sales team that includes over 50 direct sales employees and independent sales representatives.  In addition to these direct sales representatives, we continue to enjoy a strong relationship with scores of independent dealers.  We believe we have the best trained and most knowledgeable sales force in the industry.  We are actively seeking to expand our market penetration through increased distribution.  To accomplish this, we have, for the first time in our history, made available to all distributors and qualified sales persons, a family of proprietary combination therapy devices, the Dynatron 25 Series.  The availability of these products is attracting new distributors and sales persons.  In addition, where these sales persons have had limited or no access to premier lines like the Dynatron SolarisPlus products, they will now be able to access these products in certain geographical areas through the authorized sales representative or dealer who has the rights to the products in those territories.  Making these products more widely available will increase our ability to expand distribution of not only our own proprietary products, but also those we distribute on behalf of other manufacturers.  This strategic expansion of distribution will begin to hit stride as the new ThermoStim product is released in the second fiscal quarter of 2014.

Pursuit of national accounts, including Group Purchasing Organizations (GPO) continues to be a strategic endeavor.  However, securing such accounts has proven to be elusive as entrenched suppliers seem to dominate many of the large GPO accounts.  As a result, we have turned our attention more toward accessible national and regional accounts where we can more easily prove our value proposition.  While we have not abandoned efforts to secure GPO and large national account business, we have become more strategic in our approach to such business.  Last year we were successful in qualifying to be an approved vendor to the federal government, including the Veterans Administration hospitals and medical facilities associated with military installations.  These types of contracts are strategically more accessible for us than GPO business.

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

We have long believed that international markets present an untapped potential for growth and expansion. Adding new distributors in several countries will be the key to this expansion effort.  We remain committed to finding the most effective ways to expand our markets internationally.  Over the coming year, our efforts will be focused on partnering with key manufacturers and distributors interested in our product line or technology.  Our Utah facility, where all electrotherapy, ultrasound, traction, phototherapy and Synergie products are manufactured, is certified to ISO 13485:2003, an internationally recognized standard of excellence in medical device manufacturing.  This designation is an important requirement in obtaining the CE Mark certification, which allows us to market our products in the European Union and in other international locations. The introduction of several important new products has generated new interest on the part of some foreign distributors in Asia, Europe and South America.  As we secure CE Mark Certification for our products we will be better able to explore the interest of these distributors.  Refining our business model for supporting sales representatives and distributors will also be a focal point of operations.  We will continue to evaluate the most efficient ways to maintain our satellite sales offices and warehouses.  The ongoing refinement of this model is expected to yield further efficiencies that will better achieve sales goals while, at the same time, reduce expenses.

Our efforts to prudently reduce costs in the face of some economic uncertainty have made us a leaner operation.  During fiscal year 2013 we implemented almost $1,000,000 in expense reductions.  So far in fiscal 2014 we have identified another $500,000 annually in cost savings that have been or will be implemented to reduce expenses.  We will continue to be vigilant in maintaining appropriate overhead costs and operating costs while still providing support for anticipated increases in sales from our new products.

Based on our defined strategic initiatives, we are focusing our resources in the following areas:

•	Increasing market share of manufactured capital products by promoting sales of our new state-of-the-art Dynatron SolarisPlus and 25 Series products.

•	Introducing additional new products such as the ThermoStim Probe to better capitalize on opportunities in our core markets.

•
Seeking to improve distribution of our products through recruitment of additional qualified sales representatives and dealers attracted by the many new products being offered and expanding the availability of proprietary combination therapy devices.

•	Increasing market share with our new 2013-14 product catalog featuring a broader product offering.

•	Continue to seek ways of increasing business with GPOs, as well as through GSA contracts with the U.S. Government and to national and regional accounts.

•	Improving operational efficiencies by scaling costs to be reflective of current levels of sales. Strengthening pricing management and procurement methodologies.

•	Minimizing expense associated in the Synergie department until demand for capital equipment re-emerges, and, in the meantime, seeking additional independent distributors and strategic partnerships.

•	Focusing international sales efforts on identifying key distributors and strategic partners who could represent the Company’s product line, particularly in Europe and China.

•	Exploring strategic business alliances that will leverage and complement our competitive strengths, increase market reach and supplement capital resources.

Item 8.  Financial Statements and Supplementary Data

           The consolidated financial statements required to be filed are indexed on page 22.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of June 30, 2013, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission (“SEC”), under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2013.  In conducting the evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (the COSO criteria).  Based on our evaluation under the COSO criteria, our management concluded that our controls over financial reporting as of June 30, 2013 were not operating effectively due to a lack of documentation regarding information system controls.  This was not deemed to be a material weakness and management is taking steps to provide appropriate documentation of its information systems controls to cure the deficiency.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to completely eliminate misconduct. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

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

Based solely on review of the copies of the Forms 3, 4 and 5 (and amendments thereto) furnished to us during and with respect to the fiscal year ended June 30, 2013, we believe that during the fiscal year ended June 30, 2013 all Section 16(a) filings applicable to these Reporting Persons were timely filed with the exception of a Form 5 for each of the three independent directors (Val Christensen, Howard Edwards and Joseph Barton) related to the grant to each of them of 563 shares of restricted stock for their service on the board.  These filings were made on July 8, 2013 and were untimely due to a clerical error.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2013.

Item 11.  Executive Compensation

The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2013.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2013.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2013.

Item 14.  Principal Accounting Fees and Services

The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2013.

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

	3.2	Articles of Amendment dated November 21, 1988 (previously filed)

	3.3	Articles of Amendment dated November 18, 1993 (previously filed)

	3.4	Bylaws dated May 19, 1983 (previously filed)

4.1
Form of certificate representing Dynatronics Laser Corporation common shares, no par value.  Incorporated by reference to a Registration Statement on Form S-1 (No. 2-85045) filed with the Securities and Exchange Commission and effective November 2, 1984.

	10.1	Employment contract with Larry K. Beardall (filed as an Exhibit to a Current Report on Form 8-K on March 7, 2012)

	10.2	Loan Agreement with Zions Bank (filed as Exhibit to June 30, 2007 Annual Report on Form 10-K)

	10.3	Dynatronics Corporation 2005 Equity Incentive Award Plan (previously filed as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed on October 27, 2005)

	10.4	Form of Option Agreement for the 2005 Equity Incentive Award Plan for incentive stock options (filed as Exhibit to June 30, 2007 Annual Report on Form 10-K)

10.5	Form of Option Agreement for the 2005 Equity Incentive Award Plan for non-qualified options (filed as Exhibit to June 30, 2007 Annual Report on Form 10-K)

10.6	Employment contract with Kelvyn H. Cullimore, Jr. (filed as an Exhibit to a Current Report on Form 8-K on March 28, 2012)

21	Subsidiaries of the registrant (filed herewith)

23.1	Consent of Larson & Company (filed herewith)

23.2	Consent of Tanner LLC (filed herewith)

31.1	Certification under Rule 13a-14(a)/15d-14(a) of principal executive officer (filed herewith)

31.2	Certification under Rule 13a-14(a)/15d-14(a) of principal accounting officer and principal financial officer (filed herewith)

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

*The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNATRONICS CORPORATION

By	/s/ Kelvyn H. Cullimore, Jr.
Kelvyn H. Cullimore, Jr.
Chief Executive Officer and President

Date: September 30, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ Kelvyn H. Cullimore, Jr.	Chairman, President, CEO	September 23, 2013
Kelvyn H. Cullimore, Jr.	(Principal Executive Officer)

/s/ Terry M. Atkinson	Chief Financial Officer	September 23, 2013
Terry M. Atkinson, CPA	(Principal Accounting Officer and
Principal Financial Officer)

/s/ Larry K. Beardall	Director, Executive	September 23, 2013
Larry K. Beardall	Vice President

/s/ Howard L. Edwards	Director	September 23, 2013
Howard L. Edwards

/s/ Joseph H. Barton	Director	September 23, 2013
Joseph H. Barton

/s/ R. Scott Ward	Director	September 23, 2013
R. Scott Ward

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dynatronics Corporation

We have audited the accompanying consolidated balance sheet of Dynatronics Corporation and subsidiary (collectively, the Company) as of June 30, 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynatronics Corporation and subsidiary as of June 30, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Larson & Company PC
Salt Lake City, UT
September 30, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Dynatronics Corporation

We have audited the consolidated balance sheet of Dynatronics Corporation and subsidiary (collectively, the Company) as of June 30, 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynatronics Corporation and subsidiary as of June 30, 2012, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/Tanner LLC

Salt Lake City, Utah
September 28, 2012

DYNATRONICS CORPORATION
Consolidated Balance Sheets
As of June 30, 2013 and 2012

Assets	2013	2012

Current assets:
Cash and cash equivalents	$302,050	278,263
Trade accounts receivable, less allowance for doubtful accounts of $247,708 as of June 30, 2013 and $201,349 as of June 30, 2012	3,246,712	3,667,086
Other receivables	27,197	11,718
Inventories, net	6,407,553	6,098,597
Prepaid expenses and other assets	506,836	226,596
Prepaid income taxes	-	3,550
Current portion of deferred income tax assets	389,101	368,348

Total current assets	10,879,449	10,654,158

Property and equipment, net	3,324,947	3,677,898
Intangible assets, net	280,078	324,715
Other assets	422,672	482,719
Deferred income tax assets, net of current portion	197,441	131,440

Total assets	$15,104,587	15,270,930

Liabilities and Stockholders' Equity

Current liabilities:
Current portion of long-term debt	$322,573	395,055
Line of credit	3,496,390	3,497,597
Warranty reserve	178,148	181,000
Accounts payable	2,751,894	2,413,201
Accrued expenses	347,221	386,229
Accrued payroll and benefits expense	216,266	215,218
Income tax payable	21,369	-

Total current liabilities	7,333,861	7,088,300

Long-term debt, net of current portion	1,561,776	1,916,315

Total liabilities	8,895,637	9,004,615

Commitments and contingencies

Stockholders' equity:
Common stock, no par value: Authorized 50,000,000 shares; issued 2,518,904 shares as of June 30, 2013 and 2,537,730 shares as of June 30, 2012	7,078,941	7,091,935
Accumulated deficit	(869,991)	(825,620)

Total stockholders' equity	6,208,950	6,266,315

Total liabilities and stockholders' equity	$15,104,587	15,270,930

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Consolidated Statements of Operations
For the Years Ended June 30, 2013 and 2012

	2013	2012

Net sales	$29,538,275	31,664,181
Cost of sales	18,451,673	19,720,948

Gross profit	11,086,602	11,943,233

Selling, general, and administrative expenses	9,860,964	10,506,460
Research and development expenses	1,120,887	1,410,406

Operating income	104,751	26,367

Other income (expense):
Interest income	681	16,183
Interest expense	(260,699)	(261,993)
Other income, net	24,142	29,202

Total other income (expense)	(235,876)	(216,608)

Loss before income tax benefit	(131,125)	(190,241)

Income tax benefit	86,754	166,706

Net loss	$(44,371)	(23,535)

Basic and diluted net loss per common share	$(0.02)	(0.01)

Weighted-average basic and diluted common shares outstanding	2,526,533	2,562,203

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Consolidated Statements of Stockholders' Equity
For the Years Ended June 30, 2013 and 2012

				Total
	Number	Common	Accumulated	stockholders'
	of shares	stock	deficit	equity

Balances as of July 1, 2011	2,612,078	$7,417,244	(802,085)	6,615,159

Repurchase of common stock	(79,857)	(401,408)	-	(401,408)

Stock-based compensation	5,509	76,099	-	76,099

Net loss	-	-	(23,535)	(23,535)
			.
Balances as of June 30, 2012	2,537,730	$7,091,935	(825,620)	6,266,315

Repurchase of common stock	(32,786)	(99,997)	-	(99,997)

Stock-based compensation	13,689	86,639	-	86,639

Issuance of common stock upon exercise
of employee stock options	208	364	-	364

Shares issued due to stock split rounding	63	-	-	-

Net loss	-	-	(44,371)	(44,371)
			.
Balances as of June 30, 2013	2,518,904	$7,078,941	(869,991)	6,208,950

*Reflects adjusted shares due to 1:5 reverse stock split effective December 19, 2012

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2013 and 2012

	2013	2012
Cash flows from operating activities:
Net loss	$(44,371)	(23,535)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	435,366	404,374
Amortization of intangible and other assets	118,335	44,637
Gain on sale of assets	(2,993)	-
Stock-based compensation expense	86,639	76,099
Change in deferred income tax assets	(86,754)	(166,706)
Provision for doubtful accounts receivable	180,000	108,000
Provision for inventory obsolescence	206,460	120,000
Change in operating assets and liabilities:
Receivables	224,895	(100,512)
Inventories	(515,416)	(570,782)
Prepaid expenses and other assets	(281,855)	(148,607)
Prepaid income taxes	23,615	27,771
Accounts payable and accrued expenses	299,185	265,073

Net cash provided by operating activities	643,106	35,812

Cash flows from investing activities:
Purchase of property and equipment	(100,438)	(328,707)
Proceeds from sale of property and equipment	345	-

Net cash used in investing activities	(100,093)	(328,707)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	45,341
Principal payments on long-term debt	(418,386)	(371,339)
Net change in line of credit	(1,207)	913,660
Proceeds from issuance of common stock	364	-
Purchase and retirement of common stock	(99,997)	(401,408)

Net cash provided by (used in) financing activities	(519,226)	186,254

Net change in cash and cash equivalents	23,787	(106,641)

Cash and cash equivalents at beginning of the year	278,263	384,904

Cash and cash equivalents at end of the year	$302,050	278,263

Supplemental disclosure of cash flow information:
Cash paid for interest	$259,794	263,491
Cash paid for income taxes	-	2,100
Supplemental disclosure of non-cash investing and financing activities:
Long-term debt incurred for purchase of property and equipment	-	44,334

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

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

Finished goods inventories are stated at the lower of standard cost (first-in, first-out method), which approximates actual cost, or market. Raw materials are stated at the lower of cost (first-in, first-out method) or market. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of slow moving or obsolete inventory. Write-downs and write-offs are charged against the reserve.

(e)	Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest, although a finance charge may be applied to such receivables that are past due. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on a combination of statistical analysis, historical collections, customers’ current credit worthiness, the age of the receivable balance both individually and in the aggregate and general economic conditions that may affect the customer’s ability to pay. All account balances are reviewed on an individual basis. Account balances are charged off against the allowance when the potential for recovery is considered remote. Recoveries of receivables previously charged off are recognized when payment is received.

(f)	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The building and its component parts are being depreciated over their estimated useful lives that range from 5 to 31.5 years. Estimated lives for all other depreciable assets range from 3 to 7 years.

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

On December 19, 2012, the Company completed a 1-for-5 reverse split of its common stock. All common stock share and per share information in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect retrospective application of the reverse stock split, except for par value per share and the number of authorized shares, which were not affected by the reverse stock split.

The reconciliation between the basic and diluted weighted-average number of common shares for the years ended June 30, 2013 and 2012 is summarized as follows:

	2013	2012
Basic weighted-average number of common shares outstanding during the year	2,526,533	2,562,203
Weighted-average number of dilutive common stock options outstanding during the year	-	-
Diluted weighted-average number of common and common equivalent shares outstanding during the year	2,526,533	2,562,203

Outstanding options not included in the computation of diluted net loss per common share totaled 161,454 as of June 30, 2013.  These common stock equivalents were not included in the computation because to do so would have been antidilutive.

(m)	Income Taxes

The Company recognizes an asset or liability for the deferred income tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Accruals for uncertain tax positions are provided for in accordance with the requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740-10, Income Taxes. Under ASC 740-10, the Company may recognize the tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact the Company’s financial position, results of operations and cash flows.

The Company evaluates the need for a valuation allowance on deferred taxes on a quarterly and annual basis.  This evaluation considers the level of historical taxable income and projections for future taxable income over the periods which the deferred income tax assets are deductible.  If management determines that it is more likely than not that the Company will not realize the benefits of these deductible differences, a valuation allowance is recorded.

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

As of June 30, 2013, the Company has approximately $52,000 in cash and cash equivalents in excess of the Federal Deposit Insurance Corporation (FDIC) limits. The Company has not experienced any losses in such accounts.

(p)	Operating Segments

The Company operates in one line of business: the development, marketing, and distribution of a broad line of medical products for the physical therapy and aesthetics markets. As such, the Company has only one reportable operating segment.

The Company groups its sales into physical medicine products and aesthetic products. Physical medicine products made up 91% of net sales for both the years ended June 30, 2013 and 2012. Aesthetics products made up 1% of net sales for both the years ended June 30, 2013 and 2012. Chargeable repairs, billable freight and other miscellaneous revenues account for the remaining 8% of net sales for both the years ended June 30, 2013 and 2012.

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

Advertising costs are expensed as incurred. Advertising expense for the years ended June 30, 2013 and 2012 was approximately $127,400 and $87,400, respectively.

(2)	Inventories

Inventories consist of the following as of June 30:

	2013	2012
Raw materials	$2,732,363	2,401,676
Finished goods	4,002,709	3,989,920
Inventory reserve	(327,519)	(292,999)
	$6,407,553	6,098,597

(3)	Property and Equipment

Property and equipment consist of the following as of June 30:

	2013	2012
Land	$354,743	354,743
Buildings	3,746,472	3,745,404
Machinery and equipment	1,550,633	1,521,896
Office equipment	263,861	263,861
Computer equipment	1,963,414	1,905,332
Vehicles	266,946	289,678
	8,146,069	8,080,914
Less accumulated depreciation	(4,821,122)	(4,403,016)
	$3,324,947	3,677,898

Depreciation expense for the years ended June 30, 2013 and 2012 was $435,366 and $404,374, respectively.

(4)	Intangible Assets

Identifiable intangible assets and their useful lives consist of the following as of June 30:

	2013	2012
Trade name – 15 years	$339,400	339,400
Domain name – 15 years	5,400	5,400
Non-compete covenant – 4 years	149,400	149,400
Customer relationships – 7 years	120,000	120,000
Trademark licensing agreement – 20 years	45,000	45,000
Backlog of orders – 3 months	2,700	2,700
Customer database – 7 years	38,100	38,100
License agreement – 10 years	73,240	73,240
Total identifiable intangibles	773,240	773,240
Less accumulated amortization	(493,162)	(448,525)
Net carrying amount	$280,078	324,715

Amortization expense associated with the intangible assets was $44,637 for both fiscal years 2013 and 2012. Estimated amortization expense for the identifiable intangibles is expected to be as follows: 2014, $44,637; 2015, $30,680; 2016, $30,680; 2017, $30,680; 2018, $26,430 and thereafter $116,970.

(5)	Warranty Reserve

A reconciliation of the change in the warranty reserve consists of the following for the fiscal years ended June 30:

	2013	2012

Beginning warranty reserve balance	$181,000	185,245
Warranty repairs	(160,267)	(124,844)
Warranties issued	127,863	127,059
Changes in estimated warranty costs	29,552	(6,460)
Ending warranty reserve	$178,148	181,000

(6)	Line of Credit

The Company has a revolving line-of-credit facility with a commercial bank in the amount of $7,000,000. Borrowing limitations are based on 45% of eligible inventory and up to 80% of eligible accounts receivable resulting in a borrowing limit of $4,821,000 as of June 30, 2013. As of June 30, 2013 and 2012, the outstanding balance was approximately $3,496,000 and $3,498,000, respectively. Available borrowings as of June 30, 2013 were $1,325,000.  The line of credit is collateralized by inventory and accounts receivable and bears interest at a rate based on the lender’s 90-day LIBOR rate plus 3%. The interest rate was 3.8% and 3.5% as of June 30, 2013 and 2012, respectively. The line of credit is renewable on December 15, 2013. If the line of credit is not extended, the Company will need to find additional sources of financing. Failure to obtain additional financing would have a material adverse effect on the Company’s operations. All borrowings under the line of credit are presented as current liabilities in the accompanying consolidated balance sheets.

Accrued interest is payable monthly. The Company’s revolving line of credit agreement includes covenants requiring the Company to maintain certain financial ratios. As of June 30, 2013, the Company was in compliance with the loan covenants or had received waivers of compliance.

(7)	Long-Term Debt

Long-term debt consists of the following as of June 30:

	2013	2012
6.44% promissory note secured by trust deed on real property, maturing January 2021, payable in monthly installments of $13,278	$953,929	1,048,496

5.649% promissory note secured by building, maturing December 2017, payable in monthly installments of $16,985	808,326	961,196

Promissory note secured by a vehicle, payable in monthly installments of $639 through February 2019	43,449	-

8.49% promissory note secured by equipment, payable in monthly installments of $2,097 through December 2014	35,332	56,515

14.305% promissory note secured by equipment, payable in monthly installments of $2,338 through May 2014	23,965	46,781

5.887% promissory note secured by a vehicle, payable in monthly installments of $390 through March 2017	15,970	19,284

5.75% promissory note secured by a vehicle, payable in monthly installments of $435 through October 2013	1,695	6,661

13.001% promissory note secured by equipment, payable in monthly installments of $70 through October 2015	1,683	2,263

6.21% promissory note secured by a trust deed on real property, maturing November 2013, payable in monthly installments of $7,240	-	108,243

4.75% promissory note secured by a vehicle, payable in monthly installments of $721 through May 2017	-	37,859

5.531% promissory note secured by a vehicle, payable in monthly installments of $482 through August 2016	-	21,460

10.15% promissory note secured by a vehicle, payable in monthly installments of $448 through December 2012	-	2,612

Total long-term debt	1,884,349	2,311,370

Less current portion	(322,573)	(395,055)

Long-term debt, net of current portion	$1,561,776	1,916,315

The aggregate maturities of long-term debt for each of the years subsequent to 2013 are as follows: 2014, $322,573; 2015, $303,196; 2016, $308,491; 2017, $326,194; 2018, $240,387 and thereafter $383,508.

(8)	Leases

The Company leases vehicles under noncancelable operating lease agreements. Lease expense for the years ended June 30, 2013 and 2012, was $15,076 and $7,812, respectively. Future minimum lease payments required under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of 2013 are as follows: 2014, $16,106; 2015, $16,106 and 2016, $7,403.

The Company rents office, warehouse and storage space and office equipment under agreements which run one year or more in duration. The rent expense for the years ended June 30, 2013 and 2012 was $191,659 and $231,142, respectively. Future minimum rental payments required under operating leases that have a duration of one year or more as of June 30, 2013 are as follows: 2014, $138,164; 2015, $89,664; 2016, $79,689 and 2017, $49,764.

During fiscal year 2013, the office and warehouse spaces in Detroit, Michigan; Pleasanton, California; and Hopkins, Minnesota were leased on an annual/monthly basis from employees/stockholders; or entities controlled by stockholders, who were previously principals of the dealers acquired in June and July, 2007. The leases are related-party transactions with three employee/stockholders, however, management believes the lease agreements have been conducted on an arms-length basis and the terms are similar to those that would be available to other third parties. In December, 2012, the Company moved its Pleasanton operation to a new, larger location in Livermore, California and entered into a lease agreement with an unaffiliated third party. The expense associated with these related-party transactions totaled $93,300 and $156,000 for the years ended June 30, 2013 and 2012.

(9)	Income Taxes

Income tax benefit (provision) for the years ended June 30 consists of:

	Current	Deferred	Total
2013:
U.S. federal	$-	83,198	83,198
State and local	-	3,556	3,556
	$-	86,754	86,754
2012:
U.S. federal	$-	159,921	159,921
State and local	-	6,785	6,785
	$-	166,706	166,706

The actual income tax benefit (provision) differs from the “expected” tax benefit (provision) computed by applying the U.S. federal corporate income tax rate of 34% to income (loss) before income taxes for the years ended June 30, as follows:

	2013	2012
Expected tax benefit (provision)	$44,583	64,682
State taxes, net of federal tax benefit	2,359	4,478
R&D tax credit	55,000	75,000
Incentive stock options	(10,213)	(14,246)
Other, net	(4,975)	36,792
	$86,754	166,706

Deferred income tax assets and liabilities related to the tax effects of temporary differences are as follow as of June 30:

	2013	2012
Net deferred income tax assets – current:
Inventory capitalization for income tax purposes	$72,058	75,127
Inventory reserve	127,732	114,270
Warranty reserve	69,477	70,590
Accrued product liability	23,228	29,835
Allowance for doubtful accounts	96,606	78,526
Total net deferred income tax assets – current	$389,101	368,348

	2013	2012
Net deferred income tax assets (liabilities) – non-current:
Property and equipment, principally due to differences in depreciation	$(262,726)	(268,839)
Research and development credit carryover	383,226	328,927
Other intangibles	(109,231)	(126,640)
Operating loss carry forwards	186,172	197,992
Total net deferred income tax assets (liabilities) – non-current	$197,441	131,440

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred income tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these temporary differences.

The Company has available at June 30, 2013 and 2012 federal and state net operating loss (“NOL”) carry forwards of $499,614 and $558,062, respectively.  The federal NOLs will expire in 2028.  The state NOLs will expire depending upon the various rules in the states in which the Company operates.

The Company’s federal and state income tax returns for June 30, 2010, 2011, and 2012 are open tax years.

(10)	Major Customers and Sales by Geographic Location

During the fiscal years ended June 30, 2013 and 2012, sales to any single customer did not exceed 10% of total net sales.

The Company exports products to approximately 30 countries.  Sales outside North America totaled $647,047, or 2.2% of net sales, for the fiscal year ended June 30, 2013 compared to $896,887, or 2.8% of net sales, for the fiscal year ended June 30, 2012.

(11)  Common Stock and Common Stock Equivalents

On July 15, 2003, the board of directors (board) approved an open-market share repurchase program for up to $500,000 of the Company’s common stock. On November 27, 2007, the board approved an additional $250,000 for the open-market share repurchase program after the original $500,000 was used. In February 2011, the board approved an additional $1,000,000 for repurchases under the program. During fiscal year 2010, the board authorized the repurchase of up to $100,000 of stock annually for three years from each of two former distributors that were acquired by the Company in 2007. During the year ended June 30, 2013, the Company acquired and retired 32,786 shares of common stock for $99,997. During the year ended June 30, 2012, the Company acquired and retired 79,857 shares of common stock for $401,408.

During the years ended June 30, 2013 and 2012, the Company granted 13,689 and 5,509 shares, respectively, of restricted common stock to directors and officers in connection with compensation arrangements.

The Company maintains a 2005 equity incentive plan for the benefit of employees.  Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other share-based awards may be granted under the plan.  Awards granted under the plan may be performance-based. Effective November 27, 2007, the plan was amended, as approved by the shareholders, to increase the number of shares available by 1,000,000 shares. As of June 30, 2013, 109,187 shares of common stock were authorized and reserved for issuance, but were not granted under the terms of the 2005 equity incentive plan as amended.

The Company granted options to acquire common stock under its 2005 equity incentive plan during fiscal years 2013 and 2012. The options are granted at not less than 100% of the market price of the stock at the date of grant. Option terms are determined by the board, and exercise dates may range from 6 months to 10 years from the date of grant.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2013	2012
Expected dividend yield	0%	0%
Expected stock price volatility	69%	69%
Risk-free interest rate	1.74%	2.09%
Expected life of options	10 years	10 years

The weighted average fair value of options granted during fiscal years 2013 and 2012 was $2.03 and $3.10, respectively.

The following table summarizes the Company’s stock option activity during the fiscal years 2013 and 2012:

	2013			2012
			Weighted
		Weighted	average		Weighted
	Number	average	remaining	Number	average
	of	exercise	contractual	of	exercise
	shares	price	term	shares	price

Options outstanding at beginning of the year	173,089	$6.48	4.12 years	186,692	$6.63
Options granted	1,352	2.70		10,455	4.10
Options exercised	(208)	1.75		-	-
Options canceled or expired	(10,365)	5.69		(24,058)	6.56
Options outstanding at end of the year	163,868	6.51	3.56 years	173,089	6.48
Options exercisable at end of the year	138,920	7.20		112,333	7.75
Range of exercise prices at end of the year		$1.75 – 8.60			$1.75 – 9.45

The Company recognized $86,639 and $76,099 in stock-based compensation for the years ended June 30, 2013 and 2012, respectively, which is included in selling, general, and administrative expenses in the consolidated statements of operations. The stock-based compensation includes amounts for both restricted stock and stock options under ASC 718.

As of June 30, 2013, there was $450,823 of unrecognized stock-based compensation cost that is expected to be expensed over periods of four to nine years.
The aggregate intrinsic value on the date of exercise of options exercised during the year ended June 30, 2013 was $386. No options were exercised during the fiscal year 2012. The aggregate intrinsic value of the outstanding options as of June 30, 2013 and 2012 was $734 and $1,281, respectively.

(12)	Employee Benefit Plan

The Company has a deferred savings plan which qualifies under Internal Revenue Code Section 401(k). The plan covers all employees of the Company who have at least six months of service and who are age 20 or older. For fiscal years 2013 and 2012, the Company made matching contributions of 25% of the first $2,000 of each employee’s contribution. The Company’s contributions to the plan for 2013 and 2012 were $35,167 and $37,745, respectively. Company matching contributions for future years are at the discretion of the board of directors.

(13)	Subsequent Events

In accordance with ASC 855-10, management determined that through the date of this 10K report, there are no material subsequent events to report.

(14)	Recent Accounting Pronouncements

In April 2013, the FASB issued ASU 2013-07, Presentation of Financial Statements (Topic 205) – Liquidation Basis of Accounting. This update requires an entity to use the liquidation basis of accounting when liquidation is imminent. Liquidation is considered imminent if the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved or (b) a plan for liquidation is being imposed by other forces. The update also indicates that asset should be measured and presented at the expected amount of cash proceeds to be received upon liquidation.  The entity should also present any assets not previously recognized but expects to sell in liquidation or use in settling liabilities (i.e. trademarks, etc.). This update is effective for periods beginning after December 15, 2013. The Company doesn’t expect this update to impact its financials since it does not expect liquidation to be imminent in the near future.

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405) – Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. The update requires a company to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of the following: 1) The amount the entity agreed to pay on the basis of its arrangement among its co-obligors and 2) Any additional amount the entity expects to pay on behalf of its co-obligors. This update is effective retrospectively for fiscal years beginning after December 15, 2013 for public companies. The Company doesn’t expect this update to impact its financials since it does not have any obligations from joint and several liability arrangements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The main purpose of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The update requires that the effect of significant reclassifications out of accumulated other comprehensive income be reported on the respective line items in net income if the amount being reclassified in its entirety to net income. For those items not reclassified in its entirety to net income, a cross-reference to other disclosures providing information about those amounts.  Furthermore, information about amounts reclassified out of accumulated other comprehensive income must be shown by component. This update is effective prospectively for reporting periods beginning after December 15, 2012 for public companies. The Company doesn’t expect this update to impact its financials since it does not have any comprehensive income items.  However, if any are noted in the future, the appropriate disclosures will be incorporated.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The main purpose of this update is to clarify that the disclosures regarding offsetting assets and liabilities per ASU 2011-11 apply to derivatives including embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and lending transactions that are offset or subject to a master netting agreement. Other types of transactions are not impacted. This update is effective for fiscal years beginning on or after January 1, 2013 and for all interim periods within that fiscal year. The Company doesn’t expect this update to impact the Company’s financials since it does not have instruments noted in the update that are offset.

In October 2012, the FASB issued ASU No 2012-04, Technical Corrections and Improvements. This update makes technical corrections, clarifications, and limited-scope improvements to various topics throughout the Financial Accounting Standards Board Codification. The changes clarify the Codification or correct unintended application of guidance and are not expected to have a significant impact on current accounting practices. The majority of the amendments in this update are effective immediately with a few limited scope amendments (mainly related to plan accounting) that will be effective for fiscal years beginning after December 15, 2012 for public companies. This guidance had no significant impact on the Company’s financials since it was primarily issued to provide corrections and/or clarifications of currently issued guidance.