Form 10-Q
period 2013-09-30
DYNATRONICS CORP
filed 2013-11-14
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The number of shares outstanding of the registrant’s common stock, no par value, as of November 12, 2013 is 2,518,904.  In December 2012, the registrant completed a 1-for-5 reverse split of its common stock.  All common stock share and per share information in the accompanying report has been adjusted to reflect retrospective application of the reverse stock split, except for par value per share and the number of authorized shares, which were not affected by the reverse stock split.

DYNATRONICS CORPORATION
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2013

DYNATRONICS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	September 30, 2013	June 30, 2013

Current assets:
Cash and cash equivalents	$220,660	302,050
Trade accounts receivable, less allowance for doubtful accounts of $269,071 as of September 30, 2013 and $247,708 as of June 30, 2013	3,256,432	3,246,712
Other receivables	23,310	27,197
Inventories, net	6,255,317	6,407,553
Prepaid expenses and other	592,605	506,836
Current portion of deferred income tax assets	400,100	389,101

Total current assets	10,748,424	10,879,449

Property and equipment, net	3,231,493	3,324,947
Intangible assets, net	268,918	280,078
Other assets	404,154	422,672
Deferred income tax assets, net of current portion	247,167	197,441

Total assets	$14,900,156	15,104,587

Liabilities and Stockholders' Equity

Current liabilities:
Current portion of long-term debt	$321,501	322,573
Line of credit	3,616,601	3,496,390
Warranty reserve	166,696	178,148
Accounts payable	2,453,441	2,751,894
Accrued expenses	388,855	347,221
Accrued payroll and benefits expense	325,318	216,266
Income tax payable	29,169	21,369

Total current liabilities	7,301,581	7,333,861

Long-term debt, net of current portion	1,479,490	1,561,776

Total liabilities	8,781,071	8,895,637

Commitments and contingencies

Stockholders' equity:
Common stock, no par value: Authorized 50,000,000 shares; issued 2,518,904 shares as of September 30, 2013 and June 30, 2013	7,096,860	7,078,941
Accumulated deficit	(977,775)	(869,991)

Total stockholders' equity	6,119,085	6,208,950

Total liabilities and stockholders' equity	$14,900,156	15,104,587

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	September 30
	2013	2012

Net sales	$7,055,428	7,206,025
Cost of sales	4,474,359	4,495,177

Gross profit	2,581,069	2,710,848

Selling, general, and administrative expenses	2,379,369	2,459,104
Research and development expenses	314,823	266,268

Operating loss	(113,123)	(14,524)

Other income (expense):
Interest income	3	329
Interest expense	(59,913)	(66,767)
Other income, net	4,524	7,353

Net other income (expense)	(55,386)	(59,085)

Loss before income taxes	(168,509)	(73,609)

Income tax benefit	60,725	22,464

Net loss	$(107,784)	(51,145)

Basic and diluted net loss per common share	$(0.04)	(0.02)

Weighted-average common shares outstanding:

Basic	2,518,904	2,537,730
Diluted	2,518,904	2,537,730

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	September 30
	2013	2012
Cash flows from operating activities:
Net loss	$(107,784)	(51,145)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	106,422	109,167
Amortization of intangible and other assets	35,384	11,160
Stock-based compensation expense	17,919	24,812
Change in deferred income tax assets	(60,725)	(22,464)
Provision for doubtful accounts receivable	24,000	45,000
Provision for inventory obsolescence	30,000	30,000
Change in operating assets and liabilities:
Receivables	(29,832)	(80,206)
Inventories	122,236	(21,994)
Prepaid expenses and other assets	(83,052)	(8,344)
Prepaid income taxes	20,248	27,771
Accounts payable and accrued expenses	(171,668)	(109,650)

Net cash provided by operating activities	(96,852)	(45,893)

Cash flows from investing activities:
Purchase of property and equipment	(24,700)	(25,602)

Net cash used in investing activities	(24,700)	(25,602)

Cash flows from financing activities:
Principal payments on long-term debt	(80,049)	(96,866)
Net change in line of credit	120,211	175,737

Net cash provided by (used in) financing activities	40,162	78,871

Net change in cash and cash equivalents	(81,390)	7,376

Cash and cash equivalents at beginning of the year	302,050	278,263

Cash and cash equivalents at end of the year	$220,660	285,639

Supplemental disclosure of cash flow information:
Cash paid for interest	$60,459	66,313

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1.  PRESENTATION

The condensed consolidated balance sheets as of September 30, 2013 and June 30, 2013, and the condensed consolidated statements of operations and cash flows for the three months ended September 30, 2013 and 2012 were prepared by Dynatronics Corporation (the “Company”) without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the Company’s financial position, results of operations and cash flows.  The results of operations for the three months ended September 30, 2013 are not necessarily indicative of the results of operations for the fiscal year ending June 30, 2014.  The Company previously filed with the SEC an annual report on Form 10-K which included audited financial statements for each of the two years ended June 30, 2013 and 2012.  It is suggested that the financial statements contained in this Form 10-Q be read in conjunction with the financial statements and notes thereto contained in the Company’s most recent Form 10-K.

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

The reconciliations between the basic and diluted weighted-average number of common shares outstanding for the three months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended
	September 30
	2013	2012
Basic weighted-average number of common shares outstanding during the period	2,518,904	2,537,730
Weighted-average number of dilutive common stock options outstanding during the period	-	-
Diluted weighted-average number of common and common equivalent shares outstanding during the period	2,518,904	2,537,730

Outstanding options for common shares not included in the computation of diluted net income (loss) per common share, because they were anti-dilutive, for the three months ended September 30, 2013 and 2012 totaled 155,726 and 168,596.

NOTE 3. STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the employee’s requisite service period. The Company recognized $17,919 and $24,812 in stock-based compensation expense during the three months ended September 30, 2013 and 2012, respectively.  These expenses were recorded as selling, general and administrative expenses in the condensed consolidated statements of operations.

Stock Options.  The Company maintains a 2005 equity incentive plan for the benefit of employees.  Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other stock-based awards may be granted under the plan.  Awards granted under the plan may be performance-based.  As of September 30, 2013, there were 112,296 shares of common stock authorized and reserved for issuance, but not granted under the terms of the 2005 equity incentive plan, as amended.

The following table summarizes the Company’s stock option activity during the three-month period ended September 30, 2013.

	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of period	163,868	$6.51
Granted	3,598	2.42
Exercised	-	-
Cancelled	(6,707)	5.99
Outstanding at end of period	160,759	6.44

Exercisable at end of period	139,548	7.12

The Black-Scholes option-pricing model is used to estimate the fair value of options granted under the Company’s stock option plan. The weighted-average fair values of stock options granted under the plan for the three months ended September 30, 2013 were based on the following assumptions at the date of grant as follows:

Three Months Ended September 30,
2013
Expected dividend yield	0%
Expected stock price volatility	73.23%
Risk-free interest rate	2.53%
Expected life of options	10 years
Weighted-average grant date fair value	$1.89

Expected option lives and volatilities are based on historical data of the Company. The risk-free interest rate is based on the U.S. Treasury Bills rate on the grant date for constant maturities that correspond with the option life. Historically, the Company has not declared dividends and there are no future plans to do so.

As of September 30, 2013, there was $436,307 of unrecognized stock-based compensation cost related to grants under the stock option plan that is expected to be expensed over a weighted-average period of four to ten years. There was $3,981 of intrinsic value for options outstanding as of September 30, 2013.

NOTE 4.  COMPREHENSIVE INCOME (LOSS)

For the three months ended September 30, 2013 and 2012, comprehensive loss was equal to the net loss as presented in the accompanying condensed consolidated statements of operations.

NOTE 5.  INVENTORIES

Inventories consisted of the following:

	September 30, 2013	June 30, 2013
Raw materials	$2,709,310	2,732,363
Finished goods	3,905,443	4,002,709
Inventory obsolescence reserve	(359,436)	(327,519)
	$6,255,317	6,407,553

NOTE 6.  RELATED-PARTY TRANSACTIONS

The Company currently leases office and warehouse space in Detroit, Michigan and Hopkins, Minnesota from two shareholders and former independent distributors on an annual basis under operating lease arrangements. During the first six months of the prior fiscal year the Company also leased office and warehouse space in Pleasanton, California from a shareholder and former independent distributor. In December, 2012, the Company moved its Pleasanton operation to a new, larger location in Livermore, California and entered into a lease agreement with an unaffiliated third party. Management believes the lease agreements are on an arms-length basis and the terms are equal to or more favorable than would be available to third parties. The expense associated with these related-party transactions totaled $17,250 and $37,800 for the three months ended September 30, 2013 and 2012, respectively.

NOTE 7.  LINE OF CREDIT

Interest on the line of credit is based on the 90-day LIBOR rate (.25% as of September 30, 2013) plus 3.5%.  The line of credit is collateralized by accounts receivable and inventories.  Borrowing limitations are based on approximately 45% of eligible inventory and up to 80% of eligible accounts receivable, up to a maximum credit facility of $7,000,000.  Interest payments on the line are due monthly.  As of September 30, 2013, the borrowing base was approximately $4,833,000 resulting in approximately $1,216,000 of available credit on the line. The line of credit agreement includes covenants requiring the Company to maintain certain financial ratios. As of September 30, 2013, the Company was not in compliance with one of the bank loan covenants. The line of credit is renewable on December 15, 2013. However, if the line of credit is not extended, the Company will need to find additional sources of financing. Failure to obtain additional financing would have a material adverse effect on our business operations. All borrowings under the line of credit are presented as current liabilities in the accompanying condensed consolidated balance sheet.

NOTE 8.  RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  This update indicates that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset except in circumstances where a net operating loss carryforward or tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction. This update is effective for years beginning after December 15, 2013 for public companies. The Company doesn’t expect this update to have a significant impact on its financials.  However, the Company will ensure the presentation of any unrecognized tax benefit is presented in accordance with the update.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Dynatronics Corporation (“Company,” “Dynatronics,” “we”) design, manufacture, distribute, market and sell physical medicine and aesthetic products.  We offer a broad line of medical equipment including therapy devices, medical supplies and soft goods, treatment tables and rehabilitation equipment.  Our line of aesthetic products includes aesthetic massage and microdermabrasion devices, as well as skin care products.  Our products are sold to and used primarily by physical therapists, chiropractors, sports medicine practitioners, podiatrists, plastic surgeons, dermatologists and aestheticians.  We operate on a fiscal year ending June 30.  For example, reference to fiscal year 2014 refers to the year ending June 30, 2014.

Recent Developments

In January 2013, all medical device manufacturers, including the Company, became subject to the medical device tax (“MDT”) provisions of the Affordable Care Act.  The MDT requires that medical device manufacturers and importers pay a 2.3% excise tax on sales of all qualified medical devices.  Some exemptions in the law allow us to exclude a large portion of sales from being subject to the MDT.  For instance, products that are sold internationally are not subject to the MDT.  Products that are generally sold at retail are not subject to the MDT.  Products manufactured by others and distributed by Dynatronics are not taxable to us under the MDT (although many of these manufacturers are raising prices to their customers to cover their cost of the MDT).  Given these exemptions, we believe that approximately 20-30% of our sales are subject to the MDT.  During the quarter ended September 30, 2013, we paid $39,532 in MDT.

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

In June 2013, we introduced our new Dynatron® 25 Series electrotherapy/ultrasound line of combination therapy devices to the market.  This new line consists of four separate devices: the Dynatron 925, Dynatron 825, Dynatron 625 and Dynatron 525.  These four units provide seven different types of electrotherapy treatments and three frequencies of ultrasound, including our proprietary three-frequency ultrasound transducers. They are capable of delivering between three and five separate treatments simultaneously, depending on the model. The ability to provide multiple treatments simultaneously is proving to be helpful in busy clinics and training rooms, and for patients needing treatment of multiple areas of the body.  This new product line was specially designed to be sold through our expanding channel of general line distributors.

Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended September 30, 2013, should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing in Part I, Item 1 of this report, and our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, which includes audited financial statements for the year then ended.  Results of operations for the first fiscal quarter ended September 30, 2013, are not necessarily indicative of the results that will be achieved for the full fiscal year ending June 30, 2014.

Net Sales

Net sales decreased $150,597 or approximately 2.1% to $7,055,428 for the quarter ended September 30, 2013, compared to net sales of $7,206,025 for the quarter ended September 30, 2012.  Lower sales of distributed medical products and supplies, including exercise products, nutritional supplements and taping products, accounted for the decrease in sales for the quarter ended September 30, 2013, compared to the prior year period.  The continued general economic weakness in our primary markets, combined with uncertainties surrounding the implementation of the Affordable Care Act, have dampened demand and contributed to lower sales.

To offset these challenges, management has undertaken a plan to expand our distribution channels by adding several new dealers and sales representatives and introduce a major new product in the quarter ending December 31, 2013.  This new product is the Dynatron Thermostim probe, and we expect it will be one of the most innovative and attractive products in our history.  The ThermoStim probe delivers thermal therapy (hot and cold) and/or electrotherapy in a targeted, attended treatment.  The hand-held probe is an accessory to the Dynatron SolarisPlus family of products.  It utilizes a thermoelectric chip to generate the thermal therapy and can be powered by any one of four Dynatron SolarisPlus units.  We expect demand for this innovative probe to be strong.  And since the probe is operated from the control console of the SolarisPlus units, we expect demand for SolarisPlus units to rise commensurate with the demand for the ThermoStim probe.    We anticipate that the probe will be the catalyst to not only boost sales, but also attract new distributors to our products.

Gross Profit

Gross profit decreased approximately $129,779 or about 4.8% to $2,581,069, or 36.6% of net sales, for the quarter ended September 30, 2013, compared to $2,710,848, or 37.6% of net sales, for the quarter ended September 30, 2012.  Lower sales generated during the quarter ended September 30, 2013, together with a shift in product mix, contributed to the reduction in gross profit compared to the prior year period.  In addition, a reduction in revenue from the phasing out of our Stream software service contributed to the lower gross profit generated in the reporting quarter.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased $79,735 to $2,379,369, or 33.7% of net sales, for the quarter ended September 30, 2013, from $2,459,104, or 34.1% of net sales, for the quarter ended September 30, 2012.  The following factors impacted SG&A expenses for the three months ended September 30, 2013, compared to the same period in 2012:

•	$54,090 of lower general expenses, primarily lower legal and professional fees;
•	$19,478 of lower operating and building rent expense;
•	$6,167 of lower selling expenses, primarily associated with lower commission expense.

Research and Development Expenses

Research and development (“R&D”) expenses increased $48,555 to $314,823, or 4.5% of sales, in the quarter ended September 30, 2013, compared to $266,268, or 3.7% of sales in the quarter ended September 30, 2012.  The higher R&D expense in the current period is primarily the result of development costs associated with the new Thermostim probe.  Over the past year, we have introduced more new products than any year in our history.  The new product introductions include the SolarisPlus line of electrotherapy/ultrasound/phototherapy units, the Ultra 2 and Ultra 3 motorized treatment tables, and the 25 Series line of electrotherapy and ultrasound products.  We believe that developing new products is a key element in our growth strategy and critical to moving purchasing inertia in a positive direction.  R&D costs are expensed as incurred.

Loss Before Income Tax Benefit

Pre-tax loss for the quarter ended September 30, 2013, was $168,509, compared to $73,609 for the quarter ended September 30, 2012.  Lower sales and gross profits, together with higher R&D expenses were the primary factors in the increased pre-tax loss for the quarter ended September 30, 2013.   With the introduction of the new Thermostim probe in the quarter ending December 31, 2013, management expects to see improvement in sales as well as reduction in R&D expenses resulting in higher profits during the third and fourth quarters of fiscal year 2014.

Income Tax Benefit

Income tax benefit was $60,725 for the quarter ended September 30, 2013, compared to $22,464 for the quarter ended September 30, 2012.  Due to tax benefits associated with R&D tax credits and other credits, the effective tax benefit rate for the quarter ended September 30, 2013 was 36.0% compared to 30.5% for the same quarter of the prior year.  The difference in the effective tax rate for the three-month period ended September 30, 2013 compared to the prior year period is attributable to a difference in R&D tax credits as well as certain permanent book to tax differences.

Net Loss

Net loss was $107,784 ($.04 per share) for the quarter ended September 30, 2013, compared to $51,145 ($.02 per share) for the quarter ended September 30, 2012.  The increase in net loss for the quarter ended September 30, 2013 is due to lower sales and gross profits generated during the quarter, together with higher R&D expenses associated with the development of our new products.

Liquidity and Capital Resources

We have financed operations through available cash reserves and borrowings under a line of credit with a bank.  Working capital decreased $109,744 to $3,435,844 as of September 30, 2013, inclusive of the current portion of long-term obligations and credit facilities, compared to working capital of $3,545,588 as of June 30, 2013.  The current ratio was 1.5 to 1 as of September 30, 2013 and June 30, 2013.  Current assets were 72% of total assets as of both September 30, 2013 and June 30, 2013.

Cash and Cash Equivalents

Our cash and cash equivalents position as of September 30, 2013, was $220,660, compared to cash and cash equivalents of $302,050 as of June 30, 2013.  Our cash position varies from quarter to quarter, but typically stays within a range of $150,000 to $400,000.  We expect that cash flows from operating activities, together with amounts available through an existing line-of-credit facility, will be sufficient to cover operating needs in the ordinary course of business for at least the next twelve months.  If we experience an adverse operating environment, or unusual capital expenditure requirements, additional financing may be required.  No assurance can be given that additional financing, if required, would be available on terms favorable to us, or at all.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, increased $9,720, or 0.3%, to $3,256,432 as of September 30, 2013, compared to $3,246,712 as of June 30, 2013.  Trade accounts receivable represent amounts due from our customers including medical practitioners, clinics, hospitals, colleges and universities and sports teams as well as dealers and distributors that purchase our products for redistribution.  We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers.  Accounts receivable are generally collected within 30 days of the agreed terms.

Inventories

Inventories, net of reserves, decreased $152,236, or 2.4%, to $6,255,317 as of September 30, 2013, compared to $6,407,553 as of June 30, 2013.  As of June 30, 2013, we increased our inventory of parts in conjunction with the introduction of the 25 Series product line.  During the quarter ended September 30, 2013, we were able to reduce inventory levels to more historic levels.  Inventory levels also fluctuate based on the timing of large inventory purchases from overseas suppliers.

Accounts Payable

Accounts payable decreased $298,453, or 10.8%, to $2,453,441 as of September 30, 2013, from $2,751,894 as of June 30, 2013.  The decrease in accounts payable is a result of efforts to reduce our outstanding payables, as well as decreased inventory levels, the timing of our weekly payments to suppliers and the timing of purchases of product components.  Accounts payable are generally not aged beyond the terms of our suppliers.  We take advantage of available early payment discounts when offered by our vendors.

Line of Credit

The outstanding balance on our line of credit increased $120,211 to $3,616,601 as of September 30, 2013, compared to $3,496,390 as of June 30, 2013.  The main contributor to the increase in the line of credit was the reduction in accounts payable described above.  Interest on the line of credit is based on the 90-day LIBOR rate (0.25% as of September 30, 2013) plus 3.5%.  The line of credit is collateralized by accounts receivable and inventories.  Borrowing limitations are based on approximately 45% of eligible inventory and up to 80% of eligible accounts receivable, up to a maximum credit facility of $7,000,000.  Interest payments on the line are due monthly.  As of September 30, 2013, the borrowing base was approximately $4,833,000 resulting in approximately $1,216,000 of available credit on the line.  The line of credit is renewable on December 15, 2013 and includes covenants requiring us to maintain certain financial ratios.  As of September 30, 2013, we were not in compliance with one of the loan covenants. If the line of credit is not extended, we will need to find additional sources of financing.  Failure to obtain additional financing would have a material adverse effect on our business operations. All borrowings under the line of credit are presented as current liabilities in the accompanying consolidated balance sheet.

We believe that amounts available under the line of credit as well as cash generated from operating activities will continue to be sufficient to meet our operating requirements.

Debt

Long-term debt, excluding current installments decreased $82,286 to $1,479,490 as of September 30, 2013, compared to $1,561,776 as of June 30, 2013.  Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee.  The principal balance on the mortgage loans is approximately $1,697,699, of which $1,431,939 is classified as long-term debt, with monthly principal and interest payments of $30,263.  Our mortgage loans mature in 2017 and 2021.

Inflation

Our revenues and net income have not been unusually affected by inflation or price increases for raw materials and parts from vendors.

Stock Repurchase Plans

Our Board of Directors adopted a stock repurchase plan that has been ongoing since 2003.  Purchases of shares may be made from time-to-time, in the open market, through block trades or otherwise, and decisions to repurchase shares under this plan are based among other criteria upon market conditions, the level of our cash balances, general business opportunities, and other factors.  Our Board of Directors periodically approves the dollar amounts for share repurchases under the plan.  As of September 30, 2013, $448,450 remained available under the plan for purchases.  There is no expiration date for the plan.  No purchases were made under this plan during the three months ended September 30, 2013.

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

Any modifications to estimates of inventory valuation reserves are reflected in cost of goods sold within the statements of operations during the period in which such modifications are determined necessary by management.  As of September 30, 2013 and June 30, 2013, our inventory valuation reserve balance, which established a new cost basis, was $359,437 and $327,519, respectively, and our inventory balance was $6,255,317 and $6,407,553, net of reserves, respectively.

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

Allowance for Doubtful Accounts

We must make estimates of the collectability of accounts receivable.  In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.  Our accounts receivable balance was $3,256,432 and $3,246,712, net of allowance for doubtful accounts of $269,071 and $247,708, as of September 30, 2013 and June 30, 2013, respectively.

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

In August 2012, we introduced to the market our new Dynatron SolarisPlus line of electrotherapy/ultrasound/ phototherapy units.  This new product line consists of four new units: the Dynatron SolarisPlus 709, 708, 706, and 705.  These attractive new units provide our most advanced technology in combination therapy devices by adding phototherapy capabilities to enhanced electrotherapy and ultrasound combination devices.  The Dynatron SolarisPlus line of products features a Tri-Wave phototherapy probe and a Tri-Wave phototherapy pad.  Tri-wave phototherapy features infrared, red and blue wavelength light.  The new Dynatron Solaris Tri-Wave phototherapy pad is capable of treating large areas of the body via unattended infrared, red and blue wavelength phototherapy.  The Tri-Wave phototherapy probe allows the practitioner to treat specific, targeted areas of the body in an attended treatment.  As part of the SolarisPlus product line, we also introduced a new display cart specifically designed for these units.  The SolarisPlus line has become quite popular for its power and versatility.  These units are capable of simultaneously powering five electrotherapy channels, ultrasound therapy, a phototherapy probe and phototherapy pad.  No other device on the market offers such powerful simultaneous combination therapies.

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

In the quarter ending December 31, 2013, we anticipate introducing the ThermoStim probe, one of the most innovative and revolutionary products in our history.  The ThermoStim probe is a soft-tissue mobilization tool that also allows a practitioner to deliver heat or cold therapy in combination with electrical stimulation.  An optional accessory to our new SolarisPlus family of products, this unique tool facilitates the delivery of three different therapies in one treatment, significantly reducing the time typically required to administer separate treatments.  A thermoelectric chip creates the thermal therapy delivered by the Thermostim probe.  We expect that demand for the probe will also generate significant demand for the new SolarisPlus units which serve as the control console for the probe.  We anticipate that the probe will be the catalyst to boost sales and attract new distributors in fiscal year 2014.

Having released most of our planned new products, we expect R&D costs to cycle back during the last half of fiscal year 2014 to a lower level.  Management is confident the investments made in R&D over the last 30 months will yield long-term benefits and are important to assuring that we maintain our reputation in the industry for being an innovator and leader in product development.

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

Pursuit of national accounts, including Group Purchasing Organizations (GPO) continues to be a strategic endeavor.  However, securing such accounts has proven to be elusive as entrenched suppliers dominate many of the large GPO accounts.  As a result, we have turned our attention more toward accessible national and regional accounts where we can more easily prove our value proposition.  While we have not abandoned efforts to secure GPO and large national account business, we have become more strategic in our approach to such business.  Last year we were successful in qualifying to be an approved vendor to the federal government, including the Veterans Administration hospitals and medical facilities associated with military installations.  These types of contracts are strategically more accessible for us than GPO business.

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

•	Increasing market share with our new 2013-14 product catalog featuring a broader product offering.
•	Continuing to seek ways of increasing business with GPOs, as well as through GSA contracts with the U.S. Government and to national and regional accounts.
•	Improving operational efficiencies by scaling costs to be reflective of current levels of sales. Strengthening pricing management and procurement methodologies.
•	Minimizing expense associated in the Synergie department until demand for capital equipment re-emerges, and, in the meantime, seeking additional independent distributors and strategic partnerships.
•	Focusing international sales efforts on identifying key distributors and strategic partners who could represent the Company’s product line, particularly in Europe and China.
•	Exploring strategic business alliances that will leverage and complement our competitive strengths, increase market reach and supplement capital resources.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Our business is exposed to various market risks.  Market risk is the potential risk of loss arising from adverse changes in market prices and rates.  We do not enter into derivative or other financial instruments for trading or speculative purposes.  There has been no material changes in our market risk during the quarter ended September 30, 2013.  However, further weakening of the economy could result in greater risks of collections of accounts receivable.

Our primary market risk exposure is interest rate risk.  As of September 30, 2013, approximately $3,631,637 of our debt bore interest at variable rates.  Accordingly, our net income is affected by changes in interest rates.  For every one hundred basis point change in the average interest rate under our existing debt, our annual interest expense would change by approximately $36,000.  The Company’s variable interest rate debt consists primarily of the line of credit facility which can vary on a daily basis and a vehicle loan which is tied to the 5-year LIBOR Swap rate.

In the event of an adverse change in interest rates, we could take actions to mitigate our exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of September 30, 2013, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  The purpose of this evaluation was to determine whether, as of the evaluation date, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our management has concluded, that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

10.8	Executive Employment Agreement (Beardall) (previously filed as exhibit to Current Report on Form 8-K, filed with the Commission on March 7, 2011)

10.9	Executive Employment Agreement (Cullimore, Jr.) (previously filed as exhibit to Current Report on Form 8-K, filed with the Commission on March 28, 2012)

11	Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)

31.1	Certification under Rule 13a-14(a)/15d-14(a) of principal executive officer (filed herewith)

31.2	Certification under Rule 13a-14(a)/15d-14(a) of principal financial officer (filed herewith)

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)

101 INS	XBRL Instance Document**

101 SCH	XBRL Schema Document**

101 CAL	XBRL Calculation Linkbase Document**

101 DEF	XBRL Definition Linkbase Document**

101 LAB	XBRL Labels Linkbase Document**

101 PRE	XBRL Presentation Linkbase Document**

**           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNATRONICS CORPORATION Registrant

Date November 14, 2013	/s/ Kelvyn H. Cullimore, Jr.
Kelvyn H. Cullimore, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date November 14, 2013	/s/ Terry M. Atkinson, CPA
Terry M. Atkinson, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)