Form 10-Q
period 2013-12-31
DYNATRONICS CORP
filed 2014-02-14
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

The number of shares outstanding of the registrant’s common stock, no par value, as of February 7, 2014 is 2,520,389.  In December 2012, the registrant completed a 1-for-5 reverse split of its common stock.  All common stock share and per share information in the accompanying report has been adjusted to reflect retrospective application of the reverse stock split, except for par value per share and the number of authorized shares, which were not affected by the reverse stock split.

DYNATRONICS CORPORATION
FORM 10-Q
QUARTER ENDED DECEMBER 31, 2013

DYNATRONICS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	December 31, 2013	June 30, 2013

Current assets:
Cash and cash equivalents	$418,378	302,050
Trade accounts receivable, less allowance for doubtful accounts of $293,188 as of December 31, 2013 and $247,708 as of June 30, 2013	3,001,381	3,246,712
Other receivables	21,147	27,197
Inventories, net	6,568,392	6,407,553
Prepaid expenses and other	696,901	506,836
Current portion of deferred income tax assets	427,630	389,101

Total current assets	11,133,829	10,879,449

Property and equipment, net	3,144,426	3,324,947
Intangible assets, net	257,758	280,078
Other assets	409,173	422,672
Deferred income tax assets, net of current portion	190,148	197,441

Total assets	$15,135,334	15,104,587

Liabilities and Stockholders' Equity

Current liabilities:
Current portion of long-term debt	$316,564	322,573
Line of credit	3,676,592	3,496,390
Warranty reserve	165,807	178,148
Accounts payable	2,742,238	2,751,894
Accrued expenses	346,834	347,221
Accrued payroll and benefits expense	265,572	216,266
Income tax payable	37,294	21,369

Total current liabilities	7,550,901	7,333,861

Long-term debt, net of current portion	1,403,525	1,561,776

Total liabilities	8,954,426	8,895,637

Commitments and contingencies

Stockholders' equity:
Common stock, no par value: Authorized 50,000,000 shares; issued 2,518,904 shares as of December 31, 2013 and June 30, 2013	7,114,588	7,078,941
Accumulated deficit	(933,680)	(869,991)

Total stockholders' equity	6,180,908	6,208,950

Total liabilities and stockholders' equity	$15,135,334	15,104,587

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2013	2012	2013	2012

Net sales	$7,146,787	7,998,319	14,202,215	15,204,345
Cost of sales	4,469,256	4,899,404	8,943,615	9,394,582

Gross profit	2,677,531	3,098,915	5,258,600	5,809,763

Selling, general, and administrative expenses	2,315,463	2,565,282	4,694,833	5,024,386
Research and development expenses	238,711	274,379	553,534	540,646

Operating income	123,357	259,254	10,233	244,731

Other income (expense):
Interest income	34	118	38	447
Interest expense	(56,045)	(66,114)	(115,958)	(132,881)
Other income, net	6,238	6,885	10,762	14,238

Net other income (expense)	(49,773)	(59,111)	(105,158)	(118,196)

Income (loss) before income taxes	73,584	200,143	(94,925)	126,535

Income tax benefit (provision)	(29,489)	(59,160)	31,236	(36,696)

Net income (loss)	$44,095	140,983	(63,689)	89,839

Basic and diluted net loss per common share	$0.02	0.06	(0.03)	0.04

Weighted-average common shares outstanding:
Basic	2,518,904	2,537,737	2,518,904	2,537,733
Diluted	2,521,242	2,538,257	2,518,904	2,538,295

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	December 31
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(63,689)	89,839
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	214,289	217,093
Amortization of intangible and other assets	41,525	39,314
Gain on sale of assets	-	(2,648)
Stock-based compensation expense	35,647	48,047
Change in deferred income tax assets	(31,236)	36,696
Provision for doubtful accounts receivable	48,000	90,000
Provision for inventory obsolescence	60,000	60,000
Change in operating assets and liabilities:
Receivables	203,381	(183,192)
Inventories	(220,839)	(54,110)
Prepaid expenses and other assets	(187,348)	(153,999)
Prepaid income taxes	20,248	27,771
Accounts payable and accrued expenses	22,599	(62,163)

Net cash provided by operating activities	142,577	152,648

Cash flows from investing activities:
Purchase of property and equipment	(45,500)	(58,937)

Net cash used in investing activities	(45,500)	(58,937)

Cash flows from financing activities:
Principal payments on long-term debt	(160,951)	(262,057)
Net change in line of credit	180,202	295,272

Net cash provided by financing activities	19,251	33,215

Net change in cash and cash equivalents	116,328	126,926

Cash and cash equivalents at beginning of the year	302,050	278,263

Cash and cash equivalents at end of the year	$418,378	405,189

Supplemental disclosure of cash flow information:
Cash paid for interest	$116,619	131,270

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1.  PRESENTATION

The condensed consolidated balance sheets as of December 31, 2013 and June 30, 2013, and the condensed consolidated statements of operations and cash flows for the three and six months ended December 31, 2013 and 2012 were prepared by Dynatronics Corporation (the “Company”) without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the Company’s financial position, results of operations and cash flows.  The results of operations for the three and six months ended December 31, 2013 are not necessarily indicative of the results of operations for the fiscal year ending June 30, 2014.  The Company previously filed with the SEC an annual report on Form 10-K which included audited financial statements for each of the two years ended June 30, 2013 and 2012.  It is suggested that the financial statements contained in this Form 10-Q be read in conjunction with the financial statements and notes thereto contained in the Company’s most recent Form 10-K.

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

The reconciliations between the basic and diluted weighted-average number of common shares outstanding for the three and six months ended December 31, 2013 and 2012 are as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2013	2012	2013	2012
Basic weighted-average number of common shares outstanding during the period	2,518,904	2,537,737	2,518,904	2,537,733
Weighted-average number of dilutive common stock options outstanding during the period	2,338	520	-	562
Diluted weighted-average number of common and common equivalent shares outstanding during the period	2,521,242	2,538,257	2,518,904	2,538,295

Outstanding options for common shares not included in the computation of diluted net income (loss) per common share, because they were anti-dilutive, for the three months ended December 31, 2013 and 2012 totaled 145,607 and 165,567, respectively, and for the six months ended December 31, 2013 and 2012 totaled 152,726 and 165,567, respectively.

NOTE 3. STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the employee’s requisite service period. The Company recognized $17,728 and $23,235 in stock-based compensation expense during the three months ended December 31, 2013 and 2012, respectively, and recognized $35,647 and $48,047 in stock-based compensation expense during the six months ended December 31, 2013 and 2012, respectively.  These expenses were recorded as selling, general and administrative expenses in the condensed consolidated statements of operations.

Stock Options.  The Company maintains a 2005 equity incentive plan for the benefit of employees.  Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other stock-based awards may be granted under the plan.  Awards granted under the plan may be performance-based.  As of December 31, 2013, there were 115,296 shares of common stock authorized and reserved for issuance, but not granted under the terms of the 2005 equity incentive plan, as amended.

The following table summarizes the Company’s stock option activity during the six-month period ended December 31, 2013.

	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of period	163,868	$6.51
Granted	3,598	2.42
Exercised	-	-
Cancelled	(9,707)	6.33
Outstanding at end of period	157,759	6.43

Exercisable at end of period	136,548	7.12

The Black-Scholes option-pricing model is used to estimate the fair value of options granted under the Company’s stock option plan. The weighted-average fair values of stock options granted under the plan for the six months ended December 31, 2013 were based on the following assumptions at the date of grant as follows:

Six Months Ended December 31, 2013
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

As of December 31, 2013, there was $432,729 of unrecognized stock-based compensation cost related to grants under the stock option plan that is expected to be expensed over a weighted-average period of four to ten years. There was $15,861 of intrinsic value for options outstanding as of December 31, 2013.

NOTE 4.  COMPREHENSIVE INCOME (LOSS)

For the three and six months ended December 31, 2013 and 2012, comprehensive income (loss) was equal to the net income (loss) as presented in the accompanying condensed consolidated statements of operations.

NOTE 5.  INVENTORIES

Inventories consisted of the following:

	December 31, 2013	June 30, 2013
Raw materials	$2,901,407	2,732,363
Finished goods	4,056,599	4,002,709
Inventory obsolescence reserve	(389,614)	(327,519)
	$6,568,392	6,407,553

NOTE 6.  RELATED-PARTY TRANSACTIONS

The Company currently leases office and warehouse space in Detroit, Michigan and Hopkins, Minnesota from two shareholders and former independent distributors on an annual basis under operating lease arrangements. During the first six months of the prior fiscal year the Company also leased office and warehouse space in Pleasanton, California from a shareholder and former independent distributor. In December, 2012, the Company moved its Pleasanton operation to a new, larger location in Livermore, California and entered into a lease agreement with an unaffiliated third party. Management believes the lease agreements are on an arms-length basis and the terms are equal to or more favorable than would be available to third parties. The expense associated with these related-party transactions totaled $17,250 and $31,500 for the three months ended December 31, 2013 and 2012, respectively, $34,500 and $69,300 for the six months ended December 31, 2013 and 2012, respectively.

NOTE 7.  LINE OF CREDIT

Interest on the line of credit is based on the 90-day LIBOR rate (.25% as of December 31, 2013) plus 3.5%.  The line of credit is collateralized by accounts receivable and inventories.  Borrowing limitations are based on approximately 45% of eligible inventory and up to 80% of eligible accounts receivable, up to a maximum credit facility of $7,000,000.  Interest payments on the line are due monthly.  As of December 31, 2013, the borrowing base was approximately $4,775,000 resulting in approximately $1,098,000 of available credit on the line.  The line of credit is renewable on March 15, 2014. We are in discussions with the bank to extend the renewal date and have received assurance from the lender that the line of credit will be renewed. The line of credit agreement includes covenants requiring us to maintain certain financial ratios.  As of December 31, 2013, we were not in compliance with one of the loan covenants, however the bank waived compliance for the period. If the line of credit is not renewed, we will need to find additional sources of financing. Failure to obtain additional financing would have a material adverse effect on our business operations. All borrowings under the line of credit are presented as current liabilities in the accompanying condensed consolidated balance sheet.

NOTE 8.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2013, the FASB issued ASU 2013-12, Definition of a Public Business Entity – An Addition to the Master Glossary. With the creation of the Private Company Decision-Making Framework, the FASB wanted to proactively define a public business entity to minimize the potential inconsistencies or diversity of applying the new framework among entities.  Therefore, this update was issued to define a public business entity for use in future financial accounting. The update defines a public entity as an entity that is required or does file financial statements with the SEC. An entity that has securities that are not subject to contractual restrictions on transfer and that are required to prepare US GAAP financial statements and make them available on a periodic basis by law, contract or regulation is also a public entity. There is no effective date for the update, but the updated definition will be utilized in future updates. The Company doesn’t expect this update to have a significant impact on its financials since the Company is considered to be a public entity and does not plan on using the Private Company Decision Making Framework.

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

 In February 2014, we announced the introduction of the new Dynatron ThermoStim probe. The ThermoStim Probe is a handheld probe capable of delivering thermal therapy simultaneously with electrical stimulation.  Its design allows the practitioner to also implement soft-tissue mobilization techniques while delivering thermal and/or electrical energy.   The new handheld probe is an accessory to the Dynatron SolarisPlus family of products.  It utilizes a thermoelectric chip to generate the thermal therapy and is powered by any one of four Dynatron SolarisPlus units.  It is unique in its design and application.  There is nothing like it offered by competitors.  We have filed for a patent to protect our intellectual property developed through the design of this probe.

Business Outlook

In the last 18 months we have released more new and innovative products than during any other similar period in our history.  The introduction of the Solaris Plus family of combination electrotherapy/ultrasound/phototherapy units, the 25 Series combination electrotherapy/ultrasound units, the line of Ultra treatment tables, and the new ThermoStim Probe make up most of these innovative new products.

The introduction of these products has been a major strategic component of attracting new sales representatives and dealers in order to expand our distribution across North America and into international territories.  Adding these new sales reps and dealers along with removing some limitations on who can sell our proprietary products is part of our strategic plan for expanding our distribution reach and shoring up declining sales.

Our efforts to prudently reduce costs in the face of some economic uncertainty have made us a leaner operation.  During fiscal year 2013 we implemented almost $1,000,000 in expense reductions.  So far in fiscal 2014 we have identified another $400,000 annually in cost savings that have been or will be implemented to reduce expenses.  We will continue to be vigilant in maintaining appropriate overhead costs and operating costs while still providing support for anticipated increases in sales from our new products.

Based on our defined strategic initiatives, we are focusing our resources in the following areas:

•	Increasing market share of manufactured capital products by promoting sales of our new state-of-the-art Dynatron ThermoStim Probe, SolarisPlus and 25 Series products.

•
Seeking to improve distribution of our products through recruitment of additional qualified sales representatives and dealers attracted by the many new products being offered and expanding the availability of proprietary combination therapy devices.

•	Increasing market share with our new 2013-14 product catalog featuring a broader product offering.

•	Continuing to seek ways of increasing business with regional and national accounts including group purchasing organizations and the U.S. Government.

•	Improving operational efficiencies by scaling costs to be reflective of current levels of sales.

•	Strengthening pricing management and procurement methodologies.

•	Minimizing expense associated in the Synergie department until demand for capital equipment re-emerges, and, in the meantime, seeking additional independent distributors and strategic partnerships.

•	Focusing international sales efforts on identifying key distributors and strategic partners who could represent the Company’s product line, particularly in Europe and Asia.

•	Exploring strategic business alliances that will leverage and complement our competitive strengths, increase market reach and supplement capital resources.

Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and six months ended December 31, 2013, should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing in Part I, Item 1 of this report, and our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, which includes audited financial statements for the year then ended.  Results of operations for the second fiscal quarter ended December 31, 2013, are not necessarily indicative of the results that will be achieved for the full fiscal year ending June 30, 2014.

Net Sales

Net sales decreased $851,532 or approximately 10.6% to $7,146,787 for the quarter ended December 31, 2013, compared to net sales of $7,998,319 for the quarter ended December 31, 2012.  Net sales for the six months ended December 31, 2013, decreased $1,002,130 or 6.6% to $14,202,215, compared to $15,204,345 for the same period in 2012.  In the prior-year quarter ended December 31, 2012, we introduced the new SolarisPlus product line which significantly increased sales during the period.  Lower sales of certain medical products and supplies, including metal treatment tables, traction units, exercise products, nutritional supplements and taping products, accounted for the majority of the decrease in sales for the quarter ended December 31, 2013, compared to the prior year period.  The continued general economic weakness in our primary markets, combined with uncertainties surrounding the implementation of the Affordable Care Act, have dampened demand and contributed to lower sales of capital equipment.  We have seen a marked decline in the opening of new clinics and expansion of existing clinics in our marketplace which typically are a significant source of demand for capital equipment – especially in December as businesses traditionally take advantage of year-end tax benefits and utilization of remaining capital budgets.  The typical December surge of sales did not materialize this year as it has historically.

To offset these challenges, management has undertaken a plan to (i) expand our distribution channels by adding several new dealers and sales representatives, and (ii) introduce the new Dynatron ThermoStim Probe.  This new ThermoStim probe delivers thermal (hot and cold) therapy and/or electrotherapy in a targeted, attended treatment.  Because the probe is operated from the control console of the SolarisPlus units, we expect demand for SolarisPlus units to rise commensurate with the demand for the ThermoStim probe.  We anticipate that the probe will be the catalyst to not only boost sales, but also attract new distributors to our products.

Gross Profit

Gross profit decreased approximately $421,384 or about 13.6% to $2,677,531, or 37.5% of net sales, for the quarter ended December 31, 2013, compared to $3,098,915, or 38.7% of net sales, for the quarter ended December 31, 2012.  Gross profit was $5,258,600, or 37.0% of net sales, for the six months ended December 31, 2013, compared to $5,809,763, or 38.2% of net sales, for the six months ended December 31, 2012.  Lower sales generated during the quarter and six months ended December 31, 2013, together with a shift in product mix that included less sales of high-margin capital equipment, contributed to the reduction in gross profit compared to the prior year period.  In addition, a reduction in revenue from the phasing out of our Stream software service contributed to the lower gross profit and gross margin percentage generated in the reporting periods.  Sales of Stream services were approximately $2,000 and $7,800 for the three and six months ended December 31, 2013, compared to $33,000 and $64,500 for the same periods in 2012.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased $249,819 to $2,315,463, or 32.4% of net sales, for the quarter ended December 31, 2013, from $2,565,282, or 32.1% of net sales, for the quarter ended December 31, 2012.  SG&A expenses decreased $329,553 to $4,694,833, or 33.1% of net sales, for the six months ended December 31, 2013, compared to $5,024,386, or 33.0% of net sales, for the similar period ended December 31, 2012.

The decrease in SG&A expenses for the three- and six-month periods reflects lower sales expenses, lower labor costs, and decreased regulatory and auditing fees.  The following factors impacted SG&A expenses for the three months ended December 31, 2013, compared to the three months ended December 31, 2012:

•	$99,320 of lower labor and overhead expenses;

•	$79,357 of lower selling expenses primarily associated with lower commission expense;

•	$71,142 of lower general expenses including regulatory and auditing fees.

For the six months ended December 31, 2013, the following factors impacted SG&A expenses compared to the six months ended December 31, 2012:

•	$118,798 of lower labor and overhead expenses;

•	$85,524 of lower selling expenses primarily associated with lower commission expense;

•	$125,231 of lower general expenses including regulatory and auditing fees.

Research and Development Expenses

Research and development (“R&D”) expenses decreased $35,668 to $238,711, or 3.3% of sales, in the quarter ended December 31, 2013, compared to $274,379, or 3.4% of sales in the quarter ended December 31, 2012.  R&D expenses increased $12,888 to $553,534, or 3.9% of sales, in the six months ended December 31, 2013, compared to $540,646, or 3.6% of sales in the six months ended December 31, 2012.  The increase for the six-month period reflects the higher R&D costs incurred in the quarter ended September 30, 2013 for development of the ThermoStim Probe.  With the completion of the development work associated with the new ThermoStim probe, R&D expense in the current quarter decreased.  Over the past 18 months, we have introduced more new products than any previous 18-month period in our history.  The new product introductions include the SolarisPlus line of electrotherapy/ultrasound/phototherapy units, the Ultra 2 and Ultra 3 motorized treatment tables, the 25 Series line of electrotherapy and ultrasound products, as well as the Dynatron ThermoStim Probe.  We believe that developing new products is a key element in our growth strategy and critical to moving purchasing momentum in a positive direction.  R&D costs are expensed as incurred and are expected to be more normalized in the coming year as we have concluded a major R&D investment cycle incurred over the past two to three years.

Income (Loss) Before Income Tax

Pre-tax profit for the quarter ended December 31, 2013, was $73,584, compared to $200,143 for the quarter ended December 31, 2012.  Pre-tax loss for the six months ended December 31, 2013, totaled $94,925 compared to pre-tax profit of $126,535 for the six months ended December 31, 2012.  Lower sales and gross profits were partially offset by benefits from lower SG&A and R&D expenses for the quarter ended December 31, 2013.  We believe the introduction of the new ThermoStim not only adds a new, highly profitable product to our product line to increase sales in future quarters, but we also expect that it will boost demand for SolarisPlus products that are required to power the ThermoStim probe.  Efforts to further trim SG&A costs as well as more normalized R&D costs expected in future period s should contribute to improved profitability.

It should be noted that during the quarter ended December 31, 2013, we paid $41,800 in Medical Device Taxes (“MDT”) mandated by provisions of the Affordable Care Act.  For the six months ended December 31, 2013, we paid $81,400 in MDT.  These taxes are an excise tax that are not related to company profitability, but rather sales.  But for those taxes, our profit would have been $115,400.  With $94,925 in pre-tax losses in the six-month period, we estimate that almost 85% of that loss was attributable to the MDT.  No MDT were paid in the prior year periods as the tax was implemented in January 2013.

Income Tax

Income tax provision was $29,489 for the quarter ended December 31, 2013, compared to $59,160 for the quarter ended December 31, 2012.  Lower tax benefits associated with reductions in R&D tax credits and other credits, increased the effective tax rate for the quarter ended December 31, 2013 to 40.1%, compared to 29.6% for the same quarter of the prior year.  Income tax benefit was $31,236 for the six months ended December 31, 2013, compared to income tax provision of $36,696 for the six months ended December 31, 2012.  For the six months ended December 31, 2013, the effective tax benefit rate was 32.9%, compared to an effective tax rate of 29.0% in the prior year period.  The difference in the effective tax rates for the three and six-month periods ended December 31, 2013 compared to the prior year periods is attributable to reductions in R&D tax credits as well as certain permanent book to tax differences.

Net Income (Loss)

Net income was $44,095 ($.02 per share) for the quarter ended December 31, 2013, compared to $140,983 ($.06 per share) for the quarter ended December 31, 2012.  Net loss was $63,689 ($.03 per share) for the six months ended December 31, 2013, compared to net income of $89,839 ($.04 per share) for the six months ended December 31, 2012.  Lower sales and gross profits were partially offset by lower SG&A and R&D expenses for the quarter ended December 31, 2013.

Liquidity and Capital Resources

We have financed operations through cash from operations, available cash reserves, and borrowings under a line of credit with a bank.  Working capital increased $37,340 to $3,582,928 as of December 31, 2013, inclusive of the current portion of long-term obligations and credit facilities, compared to working capital of $3,545,588 as of June 30, 2013.  As of December 31, 2013, the Company had approximately $1,098,000 of available credit under a credit facility with a commercial bank.  The current ratio was 1.5 to 1 as of December 31, 2013 and June 30, 2013.  Current assets were 74% of total assets as of December 31, 2013 and 72% of total assets as of June 30, 2013.

Cash and Cash Equivalents

Our cash and cash equivalents position as of December 31, 2013, was $418,378, compared to cash and cash equivalents of $302,050 as of June 30, 2013.  Our cash position varies from quarter to quarter, but typically stays within a range of $200,000 to $400,000.  We expect that cash flows from operating activities, together with amounts available through an existing line-of-credit facility, will be sufficient to cover operating needs in the ordinary course of business for at least the next twelve months.  If we experience an adverse operating environment, or unusual capital expenditure requirements, additional financing may be required.  No assurance can be given that additional financing, if required, would be available on terms favorable to us, or at all.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, decreased $245,331, or 7.6%, to $3,001,381 as of December 31, 2013, compared to $3,246,712 as of June 30, 2013.  Trade accounts receivable represent amounts due from our customers including medical practitioners, clinics, hospitals, colleges and universities and sports teams as well as dealers and distributors that purchase our products for redistribution.  We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers.  Accounts receivable are generally collected within 30 days of the agreed terms.

Inventories

Inventories, net of reserves, increased $160,839, or 2.5%, to $6,568,392 as of December 31, 2013, compared to $6,407,553 as of June 30, 2013.  As of December 31, 2013, we increased our inventory of parts in conjunction with the introduction of the Dynatron ThermoStim Probe.  Inventory levels can fluctuate based on the timing of large inventory purchases from overseas suppliers.

Medical Device Tax

In January 2013, all medical device manufacturers, including the Company, became subject to the MDT provisions of the Affordable Care Act.  The MDT requires that medical device manufacturers and importers pay a 2.3% excise tax on sales of all qualified medical devices.  Some exemptions in the law allow us to exclude a large portion of sales from being subject to the MDT.  For instance, products that are sold internationally are not subject to the MDT.  Products that are generally sold at retail are not subject to the MDT.  Income from our distribution and sale of products manufactured by others is not taxable to us under the MDT (although many of the manufacturers of these products are raising prices to their customers, including the Company, to cover their cost of the MDT).  Given these exemptions, we estimate that approximately 20-30% of our total sales are subject to the MDT.  During the quarter and six months ended December 31, 2013, we paid approximately $41,800 and $81,400, respectively in MDT.

Accounts Payable

Accounts payable decreased $9,656, or 0.4%, to $2,742,238 as of December 31, 2013, from $2,751,894 as of June 30, 2013.  Accounts payable are generally not aged beyond the terms of our suppliers.  We take advantage of available early payment discounts when offered by our vendors.

Line of Credit

The outstanding balance on our line of credit increased $180,202 to $3,676,592 as of December 31, 2013, compared to $3,496,390 as of June 30, 2013.  Interest on the line of credit is based on the 90-day LIBOR rate (0.25% as of December 31, 2013) plus 3.5%.  The line of credit is collateralized by accounts receivable and inventories.  Borrowing limitations are based on approximately 45% of eligible inventory and up to 80% of eligible accounts receivable, up to a maximum credit facility of $7,000,000.  Interest payments on the line are due monthly.  As of December 31, 2013, the borrowing base was approximately $4,775,000 resulting in approximately $1,098,000 of available credit on the line.  The line of credit is renewable on March 15, 2014.  We are in discussions with the bank to extend the renewal date and have received assurance from the lender that the line of credit will be renewed.  The line of credit agreement includes covenants requiring us to maintain certain financial ratios.  As of December 31, 2013, we were not in compliance with one of the loan covenants, however the bank waived compliance with that covenant for the period.

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

Debt

Long-term debt, excluding current installments decreased $158,251 to $1,403,525 as of December 31, 2013, compared to $1,561,776 as of June 30, 2013.  Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee.  The principal balance on the mortgage loans is approximately $1,632,099, of which $1,362,189 is classified as long-term debt, with monthly principal and interest payments of $30,263.  Our mortgage loans mature in 2017 and 2021.

Inflation

Our revenues and net income have not been unusually affected by inflation or price increases for raw materials and parts from vendors.

Stock Repurchase Plans

Our Board of Directors adopted a stock repurchase plan in 2003.  Purchases of shares may be made from time-to-time, in the open market, through block trades or otherwise, and decisions to repurchase shares under this plan are based among other criteria upon market conditions, the level of our cash balances, general business opportunities, and other factors.  Our Board of Directors periodically approves the dollar amounts for share repurchases under the plan.  As of December 31, 2013, $448,450 remained available for purchases under the plan.  There is no expiration date for the plan.  No purchases were made under this plan during the three months ended December 31, 2013.

Critical Accounting Policies

The preparation of our financial statements requires that we make estimates and judgments.  We base these on historical experience and on other assumptions that we believe to be reasonable.  Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended June 30, 2013.  There have been no material changes to the critical accounting policies previously disclosed in that report.

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

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to information from that presented for the year ended June 30, 2013.

Item 4.                      Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods that are specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.  In designing and evaluating these disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

DYNATRONICS CORPORATION
Registrant

Date February 14, 2014	/s/ Kelvyn H. Cullimore, Jr.
Kelvyn H. Cullimore, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date February 14, 2014	/s/ Terry M. Atkinson, CPA
Terry M. Atkinson, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)