Form 10-Q
period 2014-03-31
DYNATRONICS CORP
filed 2014-05-13
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

The number of shares outstanding of the registrant’s common stock, no par value, as of May 7, 2014 is 2,520,389. In December 2012, the registrant completed a 1-for-5 reverse split of its common stock. All common stock share and per share information in the accompanying report has been adjusted to reflect retrospective application of the reverse stock split, except for par value per share and the number of authorized shares, which were not affected by the reverse stock split.

DYNATRONICS CORPORATION
FORM 10-Q
QUARTER ENDED MARCH 31, 2014

DYNATRONICS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	March 31, 2014	June 30, 2013

Current assets:
Cash and cash equivalents	$132,394	302,050
Trade accounts receivable, less allowance for doubtful accounts of $306,985 as of March 31, 2014 and $247,708 as of June 30, 2013	2,905,918	3,246,712
Other receivables	14,647	27,197
Inventories, net	6,237,266	6,407,553
Prepaid expenses and other	711,416	506,836
Current portion of deferred income tax assets	426,676	389,101

Total current assets	10,428,317	10,879,449

Property and equipment, net	3,070,195	3,324,947
Intangible assets, net	246,600	280,078
Other assets	383,890	422,672
Deferred income tax assets, net of current portion	284,196	197,441

Total assets	$14,413,198	15,104,587

Liabilities and Stockholders' Equity

Current liabilities:
Current portion of long-term debt	$308,400	322,573
Line of credit	3,672,793	3,496,390
Warranty reserve	158,244	178,148
Accounts payable	2,308,611	2,751,894
Accrued expenses	260,729	347,221
Accrued payroll and benefits expense	304,681	216,266
Income tax payable	33,203	21,369

Total current liabilities	7,046,661	7,333,861

Long-term debt, net of current portion	1,329,759	1,561,776

Total liabilities	8,376,420	8,895,637

Commitments and contingencies

Stockholders' equity:
Common stock, no par value: Authorized 50,000,000 shares; 2,520,389 shares and 2,518,904 shares issued and outstanding at March 31, 2014 and June 30, 2013, respectively	7,132,210	7,078,941
Accumulated deficit	(1,095,432)	(869,991)

Total stockholders' equity	6,036,778	6,208,950

Total liabilities and stockholders' equity	$14,413,198	15,104,587

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2014	2013	2014	2013

Net sales	$6,185,642	7,070,292	20,387,856	22,274,637
Cost of sales	3,929,523	4,450,528	12,873,138	13,845,110

Gross profit	2,256,119	2,619,764	7,514,718	8,429,527

Selling, general, and administrative expenses	2,245,595	2,383,871	6,940,427	7,408,257
Research and development expenses	212,905	271,735	766,438	812,382

Operating income (loss)	(202,381)	(35,842)	(192,147)	208,888

Other income (expense):
Interest income	4	225	41	672
Interest expense	(59,038)	(64,242)	(174,996)	(197,123)
Other income, net	6,569	4,462	17,331	18,701

Net other income (expense)	(52,465)	(59,555)	(157,624)	(177,750)

Income (loss) before income taxes	(254,846)	(95,397)	(349,771)	31,138

Income tax benefit (provision)	93,094	34,276	124,330	(2,420)

Net income (loss)	$(161,752)	(61,121)	(225,441)	28,718

Basic and diluted net income (loss) per common share	$(0.06)	(0.02)	(0.09)	0.01

Weighted-average common shares outstanding:

Basic	2,519,779	2,511,348	2,519,191	2,529,067
Diluted	2,519,779	2,511,348	2,519,191	2,529,619

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	March 31
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(225,441)	28,718
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	323,172	325,666
Amortization of intangible and other assets	109,526	70,677
Gain on sale of assets	-	(2,993)
Stock-based compensation expense	53,269	68,373
Change in deferred income tax assets	(124,330)	4,397
Provision for doubtful accounts receivable	72,000	135,000
Provision for inventory obsolescence	90,000	90,000
Change in operating assets and liabilities:
Receivables	281,344	(103,171)
Inventories	80,287	(178,964)
Prepaid expenses and other assets	(197,922)	(39,087)
Prepaid income taxes	20,248	23,615
Accounts payable and accrued expenses	(469,678)	(386,821)

Net cash provided by operating activities	12,475	35,410

Cash flows from investing activities:
Purchase of property and equipment	(115,653)	(81,004)
Proceeds from sale of property and equipment	-	345

Net cash used in investing activities	(115,653)	(80,659)

Cash flows from financing activities:
Principal payments on long-term debt	(242,881)	(339,388)
Net change in line of credit	176,403	376,688
Proceeds from issuance of common stock	-	364
Purchase and retirement of common stock	-	(99,997)

Net cash used in financing activities	(66,478)	(62,333)

Net change in cash and cash equivalents	(169,656)	(107,582)

Cash and cash equivalents at beginning of the year	302,050	278,263

Cash and cash equivalents at end of the year	$132,394	170,681

Supplemental disclosure of cash flow information:
Cash paid for interest	$174,569	194,684
Cash paid for income taxes	-	16,408

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1.  PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated balance sheets as of March 31, 2014 and June 30, 2013, and the condensed consolidated statements of operations and cash flows for the three and nine months ended March 31, 2014 and 2013 were prepared by Dynatronics Corporation (the “Company”) without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the Company’s financial position, results of operations and cash flows.  The results of operations for the three and nine months ended March 31, 2014 are not necessarily indicative of the results of operations for the fiscal year ending June 30, 2014.  The Company previously filed with the SEC an annual report on Form 10-K which included audited financial statements for each of the two years ended June 30, 2013 and 2012.  It is suggested that the financial statements contained in this Form 10-Q be read in conjunction with the financial statements and notes thereto contained in the Company’s most recent Form 10-K.

Reverse Stock Split

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Some of the more significant estimates relate to inventory, stock-based compensation and valuation allowance for deferred income taxes.

Liquidity and Capital Resources

For the three months ended March 31, 2014 and 2013, the Company incurred a net loss of $161,752 and $61,121, respectively. The Company incurred a net loss of $225,441 for the nine months ended March 31, 2014 compared to net income of $28,718 for the nine months ended March 31, 2013.  The Company had an accumulated deficit of $1,095,432 and $869,991 at March 31, 2014 and June 30, 2013, respectively. As discussed further in Note 7, we were not in compliance with one of the loan covenants.  If the line of credit is not renewed, we will need to find additional sources of financing. In order to assure adequate availability of operating capital under our line of credit and to more fully take advantage of accumulated deferred tax assets, we have undertaken a strategy to sell the building that currently houses our operations in Utah and to lease back the premises.  Management is confident that the sale of this property will generate significant resources to reduce debt and generate a significant profit in the quarter in which the transaction occurs.  The amount of cash to be generated is expected to be between $3,000,000 and $4,000,000 which will be used to meet debt obligations of the Company and will generate a profit of $2,500,000 to $3,000,000 which will be sufficient to utilize the majority, if not all of our deferred tax assets.   Failure to successfully implement these strategies could result in a full valuation allowance being recorded on the Company’s deferred tax assets and failure to obtain additional financing would have a material adverse effect on our business operations. There is no assurance that the Company will be able to successfully complete this transaction.

Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

The reconciliations between the basic and diluted weighted-average number of common shares outstanding for the three and nine months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2014	2013	2014	2013
Basic weighted-average number of common shares outstanding during the period	2,519,779	2,511,348	2,519,191	2,529,067

Weighted-average number of dilutive common stock options outstanding during the period	-	-	-	552

Diluted weighted-average number of common and common equivalent shares outstanding during the period	2,519,779	2,511,348	2,519,191	2,529,619

Outstanding options for common shares not included in the computation of diluted net income (loss) per common share, because they were anti-dilutive, for the three months ended March 31, 2014 and 2013 totaled 144,609 and 162,645, respectively, and for the nine months ended March 31, 2014 and 2013 totaled 146,728 and 162,645, respectively.

NOTE 3. STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the employee’s requisite service period. The Company recognized $17,622 and $20,326 in stock-based compensation expense during the three months ended March 31, 2014 and 2013, respectively, and recognized $53,269 and $68,737 in stock-based compensation expense during the nine months ended March 31, 2014 and 2013, respectively.  These expenses were recorded as selling, general and administrative expenses in the condensed consolidated statements of operations.

Stock Options.  The Company maintains a 2005 equity incentive plan for the benefit of employees.  Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other stock-based awards may be granted under the plan.  Awards granted under the plan may be performance-based.  As of March 31, 2014, there were 116,294 shares of common stock authorized and reserved for issuance, but not granted under the terms of the 2005 equity incentive plan, as amended.

The following table summarizes the Company’s stock option activity during the nine-month period ended March 31, 2014.

	Number of Options	Weighted-Average Exercise Price
Outstanding at beginning of period	163,868	$6.51
Granted	3,598	2.42
Exercised	-	-
Cancelled	(10,705)	6.18
Outstanding at end of period	156,761	6.44

Exercisable at end of period	135,633	7.13

The Black-Scholes option-pricing model is used to estimate the fair value of options granted under the Company’s stock option plan. The weighted-average fair values of stock options granted under the plan for the nine months ended March 31, 2014 were based on the following assumptions at the date of grant as follows:

Nine Months Ended March 31, 2014
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

As of March 31, 2014, there was $429,257 of unrecognized stock-based compensation cost related to grants under the stock option plan that is expected to be expensed over a weighted-average period of four to ten years. There was $2,874 of intrinsic value for options outstanding as of March 31, 2014.

NOTE 4.  COMPREHENSIVE INCOME (LOSS)

For the three and nine months ended March 31, 2014 and 2013, comprehensive income (loss) was equal to the net income (loss) as presented in the accompanying condensed consolidated statements of operations.

NOTE 5.  INVENTORIES

Inventories consisted of the following:

	March 31, 2014	June 30, 2013
Raw materials	$2,880,637	2,732,363
Finished goods	3,746,091	4,002,709
Inventory obsolescence reserve	(389,462)	(327,519)
	$6,237,266	6,407,553

NOTE 6.  RELATED-PARTY TRANSACTIONS

The Company currently leases office and warehouse space in Detroit, Michigan and Hopkins, Minnesota from two shareholders and former independent distributors on an annual basis under operating lease arrangements. During the first six months of the prior fiscal year the Company also leased office and warehouse space in Pleasanton, California from a shareholder and former independent distributor. In December, 2012, the Company moved its Pleasanton operation to a new, larger location in Livermore, California and entered into a lease agreement with an unaffiliated third party. Management believes the lease agreements are on an arms-length basis and the terms are equal to or more favorable than would be available to third parties. The expense associated with these related-party transactions totaled $17,700 and $12,000 for the three months ended March 31, 2014 and 2013, respectively, $52,200 and $81,300 for the nine months ended March 31, 2014 and 2013, respectively.

NOTE 7.  LINE OF CREDIT

Interest on the line of credit is based on the 90-day LIBOR rate (.234% as of March 31, 2014) plus 3.5%.  The line of credit is collateralized by accounts receivable and inventories.  Borrowing limitations are based on approximately 45% of eligible inventory and up to 80% of eligible accounts receivable, up to a maximum credit facility of $4,500,000.  Interest payments on the line are due monthly.  As of March 31, 2014, the borrowing base was approximately $4,500,000 resulting in approximately $827,000 of available credit on the line.  The line of credit is renewable on October 15, 2014. The line of credit agreement includes covenants requiring us to maintain certain financial ratios.  As of March 31, 2014, we were not in compliance with one of the loan covenants and we have not obtained a waiver from the bank for the period.  If the line of credit is not renewed, we will need to find additional sources of financing. All borrowings under the line of credit are presented as current liabilities in the accompanying condensed consolidated balance sheet.

NOTE 8.  RECENT ACCOUNTING PRONOUNCEMENTS

In March 2014, the FASB issued ASU 2014-07, Applying Variable Interest Entities Guidance to Common Control Leasing Arrangements. Under the amendments in this update, a private company could elect, when certain conditions exist, not to apply VIE guidance to a lessor entity under common control. This update is not applicable to public business entities; therefore, the update is not applicable to our Company.

In March 2014, the FASB issued ASU 2014-06, Technical Corrections and Improvements Related to Glossary Terms. The amendments in this update represent changes to clarify the Master Glossary of the Codification, consolidate multiple instances of the same term into a single definition, or make minor improvements to the Master Glossary that are not expected to result in substantive changes to the application of existing guidance or create a significant administrative cost to most entities. Additionally, the amendments will make the Master Glossary easier to understand, as well as reduce the number of terms appearing in the Master Glossary. The amendments in this update are effective immediately. The Company reviewed and noted the changes made in this update, which can be categorized into four sections: 1) Deletion of Master Glossary Terms, 2) Addition of Master Glossary Term Links, 3) Duplicate Master Glossary Terms, and 4) Other Technical Corrections Related to Glossary Terms. The Company implemented the update upon issuance, but the changes did not have a significant impact on our financial statements.

In January 2014, the FASB issued ASU 2014-05, Service Concession Arrangements (Topic 853) a consensus of the FASB Emerging Issues Task Force. Current U.S. GAAP does not contain specific guidance for the accounting for service concession arrangements. Depending on the terms of a service concession arrangement, an operating entity may or may not conclude that a service concession arrangement meets the lease criteria in Topic 840. Consequently, the amendments in this update improve financial reporting by clarifying that a service concession arrangement within the scope of this update should not be accounted for as a lease in accordance with Topic 840 and, thereby, alleviates the confusion that arises for preparers when determining whether a service concession arrangement is a lease. A service concession arrangement is an arrangement between a public-sector entity grantor and an operating entity under which the operating entity operates the grantor’s infrastructure (for example, airports, roads, and bridges). The operating entity also may provide the construction, upgrading, or maintenance services of the grantor’s infrastructure. The update is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. The Company does not receive any service concession arrangements from any public-sector entity; therefore, the Company does not believe this update will have a significant impact on our financial statements.

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

Business Outlook

In the last 24 months we have released more new and innovative products than during any other similar period in our history.  The introduction of the Solaris Plus family of combination electrotherapy/ultrasound/phototherapy units, the 25 Series combination electrotherapy/ultrasound units, the line of Ultra treatment tables, and the new ThermoStim Probe make up most of these innovative new products.

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

Our efforts to prudently reduce costs in the face of some economic uncertainty have made us a leaner operation.  During fiscal year 2013 we implemented almost $1,000,000 in expense reductions.  So far in fiscal 2014 we have implemented another $600,000 in annual cost savings and expense reductions.  We will continue to be vigilant in maintaining appropriate overhead costs and operating costs while still providing support for sales from our new products.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended March 31, 2014, should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing in Part I, Item 1 of this report, and our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, which includes audited financial statements for the year then ended.  Results of operations for the third fiscal quarter ended March 31, 2014, are not necessarily indicative of the results that will be achieved for the full fiscal year ending June 30, 2014.

  Net Sales

Net sales decreased $884,650 or approximately 12.5% to $6,185,642 for the quarter ended March 31, 2014, compared to net sales of $7,070,292 for the quarter ended March 31, 2013.  Net sales for the nine months ended March 31, 2014, decreased $1,886,781 or 8.5% to $20,387,856, compared to $22,274,637 for the same period in 2013.  In fiscal year 2013, we introduced the new SolarisPlus product line which significantly increased sales during that period.  In the quarter ended March 31, 2014, increased sales of our top-selling SolarisPlus therapy devices and new ThermoStim probe were offset by lower sales of certain medical products and supplies, including other manufactured modalities, metal treatment tables, traction units, exercise products, nutritional supplements and taping products.  Market conditions continued to deteriorate during the quarter due to the Affordable Care Act (ACA).  The ACA has had the effect of creating significant uncertainty relative to delivery of care and reimbursement.  There has been a marked decline in the opening of new clinics and expansion of existing clinics in our marketplace which typically are a significant source of demand for our products.  The uncertainty surrounding the ACA has not only led to customers focusing more on controlling operating costs by reducing expenditures, but has also caused a reluctance to invest in new equipment and clinic upgrades.  In addition to the impacts of the ACA, we continue to see slower economic recovery in some parts of the country as well as temporary decrease in demand due to severe weather events during the quarter.  With a currently shrinking market, it is necessary to implement strategies to increase market share.  To accomplish that, management has undertaken efforts to (i) expand our distribution channels by adding several new dealers and sales representatives, and (ii) stimulate sales of the new Dynatron ThermoStim Probe and other new products.  The new ThermoStim probe delivers thermal (hot and cold) therapy and/or electrotherapy in a targeted, attended treatment.  Because the probe is operated from the control console of the SolarisPlus units, we are seeing demand for SolarisPlus units rise commensurate with the demand for the ThermoStim probe.

Gross Profit

Gross profit decreased approximately $363,645 or about 13.9% to $2,256,119, or 36.5% of net sales, for the quarter ended March 31, 2014, compared to $2,619,764, or 37.1% of net sales, for the quarter ended March 31, 2013.  Gross profit was $7,514,718, or 36.9% of net sales, for the nine months ended March 31, 2014, compared to $8,429,527, or 37.8% of net sales, for the nine months ended March 31, 2013.  Lower sales generated during the quarter and nine months ended March 31, 2014, was the primary factor in the reduction in gross profit compared to the prior year period.  In addition, a reduction in revenue from the phasing out of our Stream software service contributed to the lower gross profit and gross margin percentage generated in the reporting periods.  Sales of Stream services were approximately $0 and $7,765 for the three and nine months ended March 31, 2014, compared to $30,171 and $94,668 for the same periods in 2013.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased $138,276 to $2,245,595, or 36.3% of net sales, for the quarter ended March 31, 2014, from $2,383,871, or 33.7% of net sales, for the quarter ended March 31, 2013.  SG&A expenses decreased $467,830 to $6,940,427, or 34.0% of net sales, for the nine months ended March 31, 2014, compared to $7,408,257, or 33.3% of net sales, for the similar period ended March 31, 2013.

The decrease in SG&A expenses for the three- and nine-month periods reflects lower selling expenses and lower labor costs.  The following factors impacted SG&A expenses for the three months ended March 31, 2014, compared to the three months ended March 31, 2013:

•	$48,664 of lower labor and overhead expenses;

•	$90,608 of lower selling expenses primarily associated with lower commission expense;

•	$996 of higher general expenses.

For the nine months ended March 31, 2014, the following factors impacted SG&A expenses compared to the nine months ended March 31, 2013 and reflect management’s effort to reduce expenses by $600,000 this fiscal year:

•	$167,463 of lower labor and overhead expenses;

•	$175,109 of lower selling expenses primarily associated with lower commission expense;

•	$125,258 of lower general expenses including regulatory and auditing fees.

 Research and Development Expenses

Research and development (“R&D”) expenses decreased $58,830 to $212,905, or 3.4% of sales, in the quarter ended March 31, 2014, compared to $271,735, or 3.8% of sales in the quarter ended March 31, 2013.  R&D expenses decreased $45,944 to $766,438, or 3.8% of sales, in the nine months ended March 31, 2014, compared to $812,382, or 3.6% of sales in the nine months ended March 31, 2013.  With the completion of the development work associated with the new ThermoStim probe, R&D expense in the current quarter decreased.  Over the past 24 months, we have introduced more new products than any previous 24-month period in our history.  The new product introductions include the SolarisPlus line of electrotherapy/ultrasound/phototherapy units, the Ultra 2 and Ultra 3 motorized treatment tables, the 25 Series line of electrotherapy and ultrasound products, as well as the Dynatron ThermoStim Probe.  We believe that developing new products is a key element in our strategy and critical to moving purchasing momentum in a positive direction.  R&D costs are expensed as incurred and are expected to be more normalized in the coming year as we have concluded a major R&D investment cycle incurred over the past three years.

Income (Loss) Before Income Tax

Pre-tax loss for the quarter ended March 31, 2014, was $254,846, compared to $95,397 for the quarter ended March 31, 2013.  Pre-tax loss for the nine months ended March 31, 2014, totaled $349,771 compared to pre-tax profit of $31,138 for the nine months ended March 31, 2013.  Lower sales and gross margin led to $363,645 in lower gross profit in the quarter compared to the same quarter last year.  That lower gross profit was offset by  $138,276 in lower SG&A, $58,830 in lower R&D expenses and $7,090 of lower interest and other expense resulting in $159,449 lower income before taxes for the quarter ended March 31, 2014  Similarly, for the nine months ended March 31, 2014 lower gross profit of $914,809 was offset by $467,830 in lower SG&A, $45,944 in lower R&D and $20,126 in lower interest and other expense for a net reduction in income before taxes of $380,909.  We believe the introduction of the new ThermoStim probe not only adds a new, highly profitable product to our product line to increase sales, but we also expect that it will boost demand for SolarisPlus products that are required to power the ThermoStim probe.  Efforts to further reduce SG&A costs as well as more normalized R&D costs expected in future periods should contribute to improved operating results.

Income Tax

Income tax benefit was $93,094 for the quarter ended March 31, 2014, compared to $34,276 for the quarter ended March 31, 2013.  Income tax benefit was $124,330 for the nine months ended March 31, 2014, compared to income tax provision of $2,420 for the nine months ended March 31, 2013.  The effective tax rate for the quarter ended March 31, 2014 was 36.5%, compared to 35.9% for the same quarter of the prior year.  For the nine months ended March 31, 2014, the effective tax benefit rate was 35.5%, compared to an effective tax rate of 7.8% in the prior year period.  The difference in the effective tax rates for the three and nine-month periods ended March 31, 2014 compared to the prior year periods is attributable to reductions in R&D tax credits and other credits as well as certain permanent book to tax differences.  R&D tax credits offset much of the income tax provision for the nine months ended March 31, 2013.

Net Income (Loss)

Net loss was $161,752 ($.06 per share) for the quarter ended March 31, 2014, compared to a net loss of $61,121 ($.02 per share) for the quarter ended March 31, 2013.  Net loss was $225,441 ($.09 per share) for the nine months ended March 31, 2014, compared to net income of $28,718 ($.01 per share) for the nine months ended March 31, 2013.  Lower sales and gross profits were the primary reason for the increase in net loss for the reporting periods.  These increases were partially offset by lower SG&A and R&D expenses for the quarter ended March 31, 2014.

Liquidity and Capital Resources

We have financed operations through cash from operations, available cash reserves, and borrowings under a line of credit with a bank.  Working capital decreased $163,932 to $3,381,656 as of March 31, 2014, inclusive of the current portion of long-term obligations and credit facilities, compared to working capital of $3,545,588 as of June 30, 2013.  As of March 31, 2014, the Company had approximately $827,000 of available credit under a credit facility with a commercial bank.  The current ratio was 1.5 to 1 as of March 31, 2014 and June 30, 2013.  Current assets were 72% of total assets as of March 31, 2014 and as of June 30, 2013.

Cash and Cash Equivalents

Our cash and cash equivalents position as of March 31, 2014, was $132,394, compared to cash and cash equivalents of $302,050 as of June 30, 2013.  Our cash position varies from quarter to quarter, but typically stays within a range of $100,000 to $300,000.  We expect that cash flows from operating activities, together with amounts available through an existing line-of-credit facility, will be sufficient to cover operating needs in the ordinary course of business for at least the next twelve months.  If we experience an adverse operating environment, or unusual capital expenditure requirements, additional financing may be required.  No assurance can be given that additional financing, if required, would be available on terms favorable to us, or at all.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, decreased $340,794, or 10.5%, to $2,905,918 as of March 31, 2014, compared to $3,246,712 as of June 30, 2013.  Trade accounts receivable represent amounts due from our customers including medical practitioners, clinics, hospitals, colleges and universities and sports teams as well as dealers and distributors that purchase our products for redistribution.  We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers.  Accounts receivable are generally collected within 30 days of the agreed terms.

 Inventories

Inventories, net of reserves, decreased $170,287, or 2.7%, to $6,237,266 as of March 31, 2014, compared to $6,407,553 as of June 30, 2013.  Inventory levels can fluctuate based on the timing of large inventory purchases from overseas suppliers.

 Medical Device Tax

In January 2013, all medical device manufacturers, including the Company, became subject to the MDT provisions of the Affordable Care Act.  The MDT requires that medical device manufacturers and importers pay a 2.3% excise tax on sales of all qualified medical devices.  Some exemptions in the law allow us to exclude a large portion of sales from being subject to the MDT.  For instance, products that are sold internationally are not subject to the MDT. Some rehabilitation products that are generally sold at retail are not subject to the MDT.  Income from our distribution and sale of products manufactured by others is not taxable to us under the MDT (although many of the manufacturers of these products are raising prices to their customers, including the Company, to cover their cost of the MDT).  Given these exemptions, we estimate that approximately 20-30% of our total sales are subject to the MDT.  During the quarter and nine months ended March 31, 2014, we paid approximately $36,500 and $117,900, respectively in MDT.

Accounts Payable

Accounts payable decreased $443,283, or 16.1%, to $2,308,611 as of March 31, 2014, from $2,751,894 as of June 30, 2013.  Over the past nine months, management has made a concerted effort to reduce outstanding payables.  Accounts payable are generally not aged beyond the terms of our suppliers.  We take advantage of available early payment discounts when offered by our vendors.

Line of Credit

The outstanding balance on our line of credit increased $176,403 to $3,672,793 as of March 31, 2014, compared to $3,496,390 as of June 30, 2013.  Interest on the line of credit is based on the 90-day LIBOR rate (0.23% as of March 31, 2014) plus 3.5%.  The line of credit is collateralized by accounts receivable and inventories.  Borrowing limitations are based on approximately 45% of eligible inventory and up to 80% of eligible accounts receivable, up to a maximum credit facility of $4,500,000.  Interest payments on the line are due monthly.  As of March 31, 2014, the borrowing base was approximately $4,500,000 resulting in approximately $827,000 of available credit on the line.  The line of credit is renewable on October 15, 2014.  The line of credit agreement includes covenants requiring us to maintain certain financial ratios.  As of March 31, 2014, we were not in compliance with one of the loan covenants and we have not obtained a waiver from the bank for the period.  If the line of credit is not renewed, we will need to find additional sources of financing.  Failure to obtain additional financing would have a material adverse effect on our business operations. All borrowings under the line of credit are presented as current liabilities in the accompanying consolidated balance sheet.

We believe that amounts available under the line of credit as well as cash generated from operating activities will continue to be sufficient to meet our short term operating requirements.

In order to assure adequate availability of operating capital under our line of credit and to more fully take advantage of accumulated deferred tax assets, we have undertaken a strategy to sell the building that currently houses our operations in Utah and to lease back the premises.  Management is confident that the sale of this property will generate significant resources to reduce debt and generate a significant profit in the quarter in which the transaction occurs.  The amount of cash to be generated is expected to be between $3,000,000 and $4,000,000 which will be used to meet debt obligations of the Company and will generate a profit of $2,500,000 to $3,000,000 which will be sufficient to utilize the majority, if not all of our deferred tax assets. There is no assurance that the Company will be able to successfully complete this transaction.

Debt

Long-term debt, excluding current installments decreased $232,017 to $1,329,759 as of March 31, 2014, compared to $1,561,776 as of June 30, 2013.  Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee.  The principal balance on the mortgage loans is approximately $1,565,457, of which $1,291,332 is classified as long-term debt, with monthly principal and interest payments of $30,263.  Our mortgage loans mature in 2017 and 2021.

Inflation

Our revenues and net income have not been unusually affected by inflation or price increases for raw materials and parts from vendors.

Stock Repurchase Plans

Our Board of Directors adopted a stock repurchase plan in 2003.  Purchases of shares may be made from time-to-time, in the open market, through block trades or otherwise, and decisions to repurchase shares under this plan are based among other criteria upon market conditions, the level of our cash balances, general business opportunities, and other factors.  Our Board of Directors periodically approves the dollar amounts for share repurchases under the plan.  As of March 31, 2014, $448,450 remained available for purchases under the plan.  There is no expiration date for the plan.  No purchases were made under this plan during the three months ended March 31, 2014.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods that are specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.  In designing and evaluating these disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5.  Other Information

On March 24, 2014, the Audit Committee of the Board of Directors authorized the amendment of employment agreements previously entered into between the Company and our chief executive officer and an executive vice president of the Company.

Agreement with Chief Executive Officer

Pursuant to the Employment Agreement with our chief executive officer, Kelvyn H. Cullimore, Jr. dated March 1, 2012, we previously had granted to Mr. Cullimore a Restricted Stock Award (the “Cullimore Award”) under our 2005 Equity Incentive Award Plan (the “Plan”).  The original Cullimore Award provided for periodic vesting of the shares subject to such award.  By agreement with Mr. Cullimore, the Cullimore Award was amended and restated effective February 28, 2014 to eliminate the periodic vesting of the unvested portion of the award.  As amended, the unvested portion of the Cullimore Award (approximately 72,000 shares of common stock, will not vest unless and until such time as Mr. Cullimore’s employment is terminated as a result of his death or disability or upon the effective date of a Change of Control as defined in the Cullimore Award.  No other provisions of the Cullimore Award were amended or modified.

Agreement with Executive Vice President

Effective February 28, 2014, we entered into an amendment (the “Amendment”) to the Employment Agreement of Larry K. Beardall, the executive vice president of the Company dated March 1, 2011 (the “Beardall Agreement”).  The purpose of the Amendment was to correct certain typographical errors in Section 6(b) of the Beardall Agreement and to provide for the amendment of a Restricted Stock Award previously granted Mr. Beardall under the Plan at the time the Beardall Agreement was originally entered into (the “Beardall Award”).  The amendment to the Beardall Award eliminates the periodic vesting provisions of the original award and provides that the unvested portion of the shares subject to the Beardall Award, approximately 32,000 shares of common stock, will not vest unless and until such time as Mr. Beardall’s employment is terminated as a result of his death or disability or upon the effective date of a Change of Control of the Company as defined in the Beardall Award.  No other provisions of the Beardall Award or of the Beardall Agreement were amended or modified.

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

10.8	Executive Employment Agreement (Beardall) (previously filed as exhibit to Current Report on Form 8-K, filed with the Commission on March 7, 2011)

10.9	Executive Employment Agreement (Cullimore, Jr.) (previously filed as exhibit to Current Report on Form 8-K, filed with the Commission on March 28, 2013)

10.10	Amended Executive Employment Agreement (Beardall) (filed herewith)

10.11	Amended Restricted Stock Award (Beardall) (filed herewith)

10.12	Amended Restricted Stock Award (Cullimore) (filed herewith)

11	Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)

31.1	Certification under Rule 13a-14(a)/15d-14(a) of principal executive officer (filed herewith)

31.2	Certification under Rule 13a-14(a)/15d-14(a) of principal financial officer (filed herewith)

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

DYNATRONICS CORPORATION
Registrant

Date May 13, 2014	/s/ Kelvyn H. Cullimore, Jr.
Kelvyn H. Cullimore, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date May 13, 2014	/s/ Terry M. Atkinson, CPA
Terry M. Atkinson, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)