Form 10-K
period 2014-06-30
DYNATRONICS CORP
filed 2014-09-29
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________.

Commission file number 0-12697

DYNATRONICS CORPORATION
(Exact name of registrant as specified in its charter)

Utah	87-0398434
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7030 Park Centre Drive, Cottonwood Heights, Utah	84121-6618
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (801) 568-7000

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act.    Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    Yes ☐      No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12(b)-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Act).   Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of December 31, 2013 (the last day of the registrant’s most recently completed second fiscal quarter) was approximately $9.6 million, based on the average bid and asked price of the common stock on that date.

As of September 18, 2014, there were 2,520,389 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

The issuer hereby incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to the registrant’s definitive proxy statement for the fiscal year ended June 30, 2014 to be filed pursuant to Regulation 14A and provided to shareholders subsequent to the filing of this report.

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

Item 1.   Business

Our Company

Dynatronics is a Utah corporation formed on April 29, 1983.  Our predecessor company, Dynatronics Research Company, was formed in 1979.  Our principal business is the manufacturing, distribution and marketing of physical medicine and aesthetic products.  We operate on a fiscal year basis, ending on June 30.  For example, reference to fiscal year 2014 refers to the fiscal year ended June 30, 2014.  All references to financial statements in this report refer to the consolidated financial statements of Dynatronics Corporation.

Recent Developments

During fiscal year 2014, we signed an exclusive, sole-source agreement with Amerinet, one of the five largest group purchasing organizations, or GPO’s in the United States, to supply medical products to their acute care and alternate care members.  Amerinet is one of the nation’s leading healthcare GPOs, helping its members to reduce healthcare costs and improve healthcare quality.  The three-year agreement with Amerinet became effective July 1, 2014.

In August 2014, we sold our Cottonwood Heights facility housing our principal executive offices and manufacturing facilities to an investment group for $3,800,000 and leased the facility back for a 15-year term.  Profit from the sale was $2,250,000.   Because of the nature of a sale-leaseback transaction, accounting rules require that we recognize the gain ratably over the 15 year life of the lease.  Additionally, accounting rules require that the lease be capitalized.  The outcomes of this transaction are that we were able to satisfy all mortgage obligations on the building, taxes, and closing costs and use the remaining $2,100,000 to pay down our line of credit.  Overall, including the mortgage, we were able to pay down debt by approximately $2,750,000.  Due to the lease being capitalized, we will be required to recognize approximately $11,000 more in monthly occupancy costs.  However, the actual monthly cash rent payments of $27,000 are offset totally by reductions in principal and interest payments on the former mortgage and line of credit.

In December  2013, we introduced the ThermoStim probe - one of the most innovative and revolutionary products in our history.  The ThermoStim probe offers the ability to deliver thermal therapy (hot and cold) and/or electrotherapy in a targeted, attended treatment.  The hand held probe is an accessory to the Dynatron SolarisPlus family of products.  The new ThermoStim probe utilizes thermoelectric chips to generate the thermal therapy.  This innovative design has not only generated significant demand for the probe, but also for the new SolarisPlus units which serve as the control console for the probe.

In June 2013, we introduced our new Dynatron® 25 Series electrotherapy/ultrasound line of combination therapy devices as a successor line of products to the 50 Series Plus family of products originally introduced in 1997.  This new line consists of four separate devices: the Dynatron 925, Dynatron 825, Dynatron 625 and Dynatron 525.  These four units provide seven different types of electrotherapy treatments and three frequencies of ultrasound, including our proprietary three-frequency ultrasound transducers. They are capable of delivering between three and five separate treatments simultaneously, depending on the model. The ability to provide multiple treatments simultaneously is expected to be very helpful in busy clinics and training rooms, or for patients needing treatment of multiple areas of the body.  This new product line was specially designed to be sold through our expanding channel of general line distributors whereas the predecessor line of 50 Series Plus products were only available to our exclusive direct sales representatives and specialty dealers.

Our Products

We sell products manufactured by others as well as our own product lines.  Sales are split 54%-46% favoring sales of products manufactured by others that we distribute.  These include a broad line of medical equipment for physical medicine applications including therapy devices, medical supplies and soft goods, treatment tables and rehabilitation equipment.  Our products are used primarily by physical therapists, chiropractors, sports medicine practitioners, podiatrists, physicians and other physical medicine professionals.

We also manufacture and distribute a line of aesthetic equipment including aesthetic massage and microdermabrasion devices, as well as skin care products.  These products are used by aestheticians, plastic surgeons, dermatologists and other aesthetic services providers.

The products we manufacture fall into two categories:  Physical Medicine Products and Aesthetic Products.

Physical Medicine Products

Electrotherapy - The therapeutic effects of electrical energy have occupied an important position in physical medicine for over six decades. There has been an evolution through the years to use the most effective and painless waveforms and frequencies to produce patient comfort and successful treatment of pain and related physical ailments.  Medium frequency alternating currents, which we use primarily in our electrotherapy devices, are believed to be the most effective and comfortable for patients. Electrotherapy can be effective in treating chronic intractable pain and/or acute post-traumatic pain, increasing local blood circulation, relaxation of muscle spasms, prevention or retardation of disuse atrophy, and muscle re-education.

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

Our Dynatron SolarisPlus 709, 708, 706, and 705 units, as well as the Dynatron 702, X3 and DX2 devices, all feature phototherapy technology.  The SolarisPlus products are capable of powering either the handheld Tri-Wave phototherapy probe or the larger Tri-Wave phototherapy pads.  The Dynatron Tri-Wave pad is capable of treating larger areas of the body via unattended infrared, red and blue wavelength phototherapy.  The Dynatron Tri-Wave phototherapy probe is used in an attended mode targeting specific treatment sites by the practitioner.   The Dynatron 702, X3 and DX2 devices power other phototherapy products such as the 880 probe that provides primarily infrared therapy at 880nm.  Also available is an 890 infrared laser probe and a probe that features 405nm blue light.

Thermal Therapy – For many decades, physical therapists and other medical practitioners have relied on cold compression therapy as a primary standard of care for treating patient injuries and for post surgical conditions.  In December 2013, we introduced the new Dynatron Thermostim Probe to the market. The innovative Thermostim Probe incorporates technology designed to deliver thermal therapy (hot or cold) together with electrotherapy treatments.

The Dynatron Thermostim Probe employs state-of-the-art technology providing precise temperature control while moving beyond the current standard by eliminating the need for ice when providing cold therapy.  This probe is an accessory to the SolarisPlus family of products.

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

Aesthetic Products

We manufacture and market a line of aesthetic products under the brand name of Synergie™.  The Synergie Aesthetic Massage System (“AMS”) applies therapeutic vacuum massage to skin and subcutaneous tissues to achieve a temporary reduction in the appearance of cellulite and reduces the circumferential body measurements of the treated areas.

The results of a Dynatronics-sponsored research study available at our offices show that 91% of Synergie participants experienced a reduction in the appearance of cellulite.  In addition, participants on average reported a cumulative reduction of six-inches in girth around the hips, thighs, and waist.

We also manufacture and market the Synergie microdermabrasion device as a companion to the AMS device. The microdermabrasion device gently exfoliates the upper layers of skin, exposing softer, smoother skin.  In conjunction with the microdermabrasion devices, we offer a unique line of skin care products under the trademark Calisse™ which is designed to enhance the effects of the microdermabrasion treatments.

As part of the aesthetics line of products, we market the Synergie LT device which provides phototherapy for aesthetic applications.  Phototherapy is used in aesthetic applications to improve skin tone and appearance.  Combining elements of the AMS vacuum massage techniques with microdermabrasion and Synergie LT for phototherapy has provided aestheticians with the ability to provide an enhanced “ultimate facial” available only with the use of Synergie devices.

Sales Mix Among Key Products

No product accounted for more than 10% of total revenues in fiscal years 2014 and 2013.  Sales of manufactured physical medicine products represented approximately 47% and 46% of total physical medicine product sales in fiscal years 2014 and 2013, respectively.  Distribution of products manufactured by other suppliers accounted for the balance of our physical medicine product sales in those years.

Patents and Trademarks

Patents.  We hold a United States patent on our combination traction/phototherapy technology that will remain in effect until December 2026 and a United States patent on our phototherapy technology that will remain in effect until August 2025.  In addition, we hold a United States patent on our microdermabrasion technology that will remain in effect until February 2020.  We also hold two United States design patents on the microdermabrasion device that will remain in effect until November 2015 and a United States patent on the combination of our aesthetic massage and microdermabrasion technologies that will remain in effect until February 2020.  An additional patent application relating to our thermoelectric technology has been filed with the United States Patent and Trademark Office and is pending.

Trademarks.  We have developed and we use registered trademarks in our business, particularly relating to our corporate and product names. The trademark “Dynatron®” has been registered with the United States Patent and Trademark Office.  In addition, United States trademark registrations have been obtained for the trademarks: Dynatron Solaris®, Synergie®, Synergie Peel®, Dynaheat®, BodyIce®, and Nutura®.  Our materials are also protected under copyright laws, both in the United States and internationally.

Federal registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with a similar product in the same channels of trade by any third party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs.  We may register additional trademarks in countries where our products are or may be sold in the future. Protection of registered trademarks in some jurisdictions may not be as extensive as the protection in the United States.

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

Warranty Service

We provide a warranty on all products we manufacture for time periods ranging in length from 90 days to five years from the date of sale.  We service warranty claims on these products primarily at our Cottonwood Heights, Utah and Chattanooga, Tennessee facilities depending on the service required.  We also have field service in other parts of the United States and Canada.  Our warranty policies are comparable to warranties generally available in the industry.  Warranty claims were approximately $141,000 and $160,000 in fiscal years 2014 and 2013, respectively.

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

Customers and Markets

We sell our products primarily to licensed practitioners such as physical therapists, chiropractors, podiatrists, sports medicine specialists, medical doctors, hospitals and clinics, plastic surgeons, dermatologists and aestheticians.  We utilize direct sales representatives and independent sales representatives to sell our products together with a network of over 200 independent dealers throughout the United States and internationally.  Most dealers purchase and take title to the products, which they then sell to licensed practitioners.

We have entered into agreements with Group Purchasing Organizations (“GPOs”) and regional/national chains of physical therapy clinics and hospitals.  We sell our products directly to these clinics and hospitals as well as member facilities of the GPO’s pursuant to preferred pricing arrangements.  We also have preferred pricing arrangements with key  customers who commit to purchase certain volumes and varieties of products.  No single customer or group of related accounts was responsible for 10% or more of total sales in fiscal years 2014 and 2013.

We export products to approximately 30 different countries.  Sales outside North America totaled approximately $749,000, or 2.7% of net sales, in fiscal year 2014, compared to approximately $647,000, or 2.2% of net sales, in fiscal year 2013.  We are working to establish effective distribution for our products in international markets.  Our Utah facility is certified to the ISO 13485 quality standard for medical device manufacturing.  This ISO designation enables us to qualify for the CE Mark, a designation required for marketing products in the European community and other foreign markets, and signifies the device or product was manufactured pursuant to a certified quality system.  We have no foreign manufacturing operations.  However, we purchase certain products and components from foreign manufacturers.

Competition

We believe our key products are distinguished competitively by our use of the latest technology.  Several of our products are protected by patents.  We believe that the integration of advanced technology in the design of each product has distinguished Dynatronics’ branded products in a very competitive market.  For example, we were the first company to integrate infrared phototherapy as part of a combination therapy device.  The introduction of the ThermoStim probe this year was the first of its product type on the market.  By manufacturing approximately half of the products that we sell, we can focus on quality engineered products at competitive prices.  We believe these factors give us an edge over many competitors who are solely distributors of competing products.  Furthermore, the addition of direct sales representatives over the course of the last six years, together with our current expansion of general line dealers, has provided us with improved distribution channels for our products.  These distribution channels provide important competitive advantages due to many established relationships with clinics which directly affect the sale and distribution of our manufactured products as well as products of other manufacturers that we distribute, including products from competitors such as Mettler Electronics, manufacturer of the Sonicator brand of electrotherapy and ultrasound therapy products and DJO, manufacturer of the Chattanooga brand of electrotherapy products, and many manufacturers of treatment tables, medical supplies and soft goods.  Generally, since the migration of our business model six years ago from being primarily a manufacturer to being a manufacturer and distributor, the competitive landscape takes on different dimensions as outlined below.  Dynatronics is one of only two companies in the physical medicine industry that has a direct sales force; the other is Patterson Medical (formerly Sammons Preston), a division of Patterson Companies.

Information necessary to determine or reasonably estimate our market share or that of any competitor in any of these markets is not readily available.

Electrotherapy/Ultrasound

We compete in the clinical market for electrotherapy and ultrasound devices with both domestic and foreign companies.  Approximately 12 companies produce electrotherapy and/or ultrasound devices directly competitive with our products.  Some of these competitors are larger and better established, and have greater resources than us.  Other than Dynatronics, few companies, domestic or foreign, provide multiple-modality devices, which is one important distinction between us and our competition. Furthermore, we believe no competitor offers three frequencies on multiple-sized soundheads or provides the proprietary electrotherapy features offered in our electrotherapy devices.  We believe that our primary domestic competitors that manufacture competitive clinical electrotherapy and ultrasound equipment include DJO Global (Chattanooga Brand), Rich-Mar, Mettler Electronics, and the Metron Division of Patterson Medical.

Phototherapy

Competitors that manufacture and market phototherapy devices include DJO (Chattanooga Brand), Rich-Mar, Erchonia, Apollo, Multi Radiance and MedX.  We are aware of only two competitors, DJO and Rich-Mar, that offer a device that includes phototherapy in combination with electrotherapy and ultrasound capabilities in the same device.

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

Iontophoresis

Our competitors in the iontophoresis market include DJO (EMPI and Iomed divisions) Rich-Mar, Travanti Pharma and North Coast Medical.  We believe that DJO enjoys the largest market share of the iontophoresis market.  We also believe that our strong distribution network is important to our continued ability to compete in this increasingly competitive market.  In addition, our products target a lower selling price than the products of DJO.

Treatment Tables

Our primary competition in the treatment table market is from domestic manufacturers including Hill Laboratories Company, Hausmann Industries, Patterson Medical, Bailey Manufacturing, Tri-W-G, DJO, Armedica, Stonehaven, and Clinton Industries.  Cardon Industries from Canada is also a competitor.  We believe we compete based on our industry experience and product quality. In addition, certain components of the treatment tables are manufactured overseas, which we believe allows for pricing advantages over competitors.

Aesthetic Products

Our primary competitor in the therapeutic massage industry is Silhouette Tone.  Other competitors include Cynosure, Inc., Palomar Medical, LPG, and Syneron.  The Synergie AMS device utilizes proprietary technology that has been proven effective in a research study and in more than ten years of use by doctors and spas.  In addition, we provide a comprehensive training and certification program for aestheticians and medical practitioners.  Our aesthetic massage equipment is priced lower than competitors’ units, providing a significant advantage in the marketplace.  There are a number of competitors in the microdermabrasion market including Mega Peel, Diamond Peel, DermaGenesis, DermaMed, E-Med, Integremed, Medical Alliance, Palomar, Slimtone USA and Soundskin Corp.  The Synergie microdermabrasion device incorporates a patented anti-clogging design for the crystals, which sets it apart from competitors’ units.  In addition, the system has an innovative disposable system for the abrasive material, which prevents unwanted contact with the spent crystals following treatment.  Powered by the Synergie AMS device, the Synergie microdermabrasion device is one of the most powerful and easy to control units on the market.

Competitors in the phototherapy segment of the aesthetic market include Revitalite, Silhouette Tone, Photo Actif, and DermaPulse.  The Synergie LT device features a computerized dosage calculation system and is competitively priced.

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

Research and Development

Total research and development (“R&D”) expenses in fiscal year 2014 were $992,729, compared to $1,120,887 in fiscal year 2013.  The decrease in R&D expenditures in fiscal year 2014 reflects the completion of the development work on the Dynatron Thermostim Probe.  The Dynatron Thermostim Probe was introduced in December 2013.  R&D expenses represented approximately 3.6% and 3.8% of our net sales in fiscal years 2014 and 2013, respectively.  Going forward, R&D expenditures are expected to remain near current levels in fiscal year 2015.

Regulatory Matters

The manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and other countries.  In the United States, the Food and Drug Administration (FDA) regulates our products pursuant to the Medical Device Amendment of the Food, Drug, and Cosmetic Act, or FDC Act, and regulations promulgated thereunder.  Advertising and other forms of promotion and methods of marketing of the products are subject to regulation by the Federal Trade Commission, or FTC, under the Federal Trade Commission Act.

As a device manufacturer, we are required to register with the FDA and once registered we are subject to inspection for compliance with the FDA’s Quality Systems regulations.  These regulations require us to manufacture our products and maintain our documents in a prescribed manner with respect to manufacturing, testing, and control activities.  Further, we are required to comply with various FDA requirements for reporting.  The FDC Act and medical device reporting regulations require us to provide information to the FDA on deaths or serious injuries alleged to have been caused or contributed to by the use of our products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to occur.  The FDA also prohibits an approved device from being marketed for unapproved uses.  All of our therapeutic and aesthetic treatment devices as currently designed are cleared for marketing under section 510(k) of the Medical Device Amendment to the FDC Act or are considered 510(k) exempt.  If a device is subject to section 510(k) approval requirements, the FDA must receive premarket notification from the manufacturer of its intent to market the device.  The FDA must find that the device is substantially equivalent to a legally marketed predicate device before the agency will clear the new device for marketing. We intend to continuously improve our products after they have been introduced to the market.  Certain modifications to our marketed devices may require a premarket notification and clearance under section 510(k) before the changed device may be marketed, if the change or modification could significantly affect safety or effectiveness.  As appropriate, we may therefore submit future 510(k) notifications to the FDA.  No assurance can be given that clearance or approval of such new applications will be granted by the FDA on a timely basis, or at all.  Furthermore, we may be required to submit extensive preclinical and clinical data depending on the nature of the product changes.  All of our devices, unless specifically exempted by regulation, are subject to the FDC Act’s general controls, which include, among other things, registration and listing, adherence to the Quality System Regulation requirements for manufacturing, medical device reporting and the potential for voluntary and mandatory recalls described above.

The passage in 2010 of the Patient Protection and Affordable Care Act and the Health Care and Educational Reconciliation Act, (the “Health Care Reform Law”) has affected and will continue to affect our operations.  The addition of millions to the rolls of the insured is expected to increase demand for services.  That increased demand could lead to increased sales of our products in the future.  The magnitude of those increases is difficult to assess at this time.  So far in 2014 there has been no perceptible increase in demand for services due to increases in the ranks of the insured through the Health Care Reform Law.  A negative impact of this legislation as enacted is its imposition of an excise tax on all manufacturers and importers of medical devices.  An excise tax is assessed against sales, not profits.  Therefore, even in a year when we may have no profits, such as this year, we were required to pay the excise tax to the federal government.  On December 7, 2012, the Internal Revenue Service published the interim final rules governing the payment of this tax which became effective January 1, 2013 and applies to all manufactured or imported medical devices.  About half of our product sales are not subject to the tax because they are not manufactured or imported by us, but rather distributed on behalf of other manufacturers or importers.  Furthermore, included in the interim final rules were certain exemptions available for products identified as generally available to the public and requiring little or no involvement of a medical practitioner to use effectively.  Specifically, the rule singles out a section of medical devices identified in the Code of Federal Regulations that covers rehabilitation products.  Many of the products we manufacture or import are in this category.  Therefore, less than a third of our sales are subject to the tax.  During this fiscal year, we paid approximately $159,900 in medical device taxes.  This compares to $81,736 paid for the last half of fiscal year 2013.  Given the reported pre-tax losses for this fiscal year of $397,165, the medical device tax accounted for $159,900 of that loss, or 40%.  Because of the phase-in of various provisions of federal healthcare reform and other possible legislative actions, we cannot predict what the full effects of this legislation will be on our business and industry.  However, both the United States Senate and House of Representatives in separate votes have indicated a willingness to repeal this punitive tax.  We will continue to lobby for its repeal as it is clearly inequitable as applied to revenues instead of profits.  In the meantime, we are taking full advantage of every opportunity presented by the broader legislation to find ways to increase sales and to offset any negative effects, such as the medical device tax, that may be imposed by this legislation.

The Health Care Reform Law also includes new reporting and disclosure requirements for device manufacturers with regard to payments or other transfers of value made to certain healthcare providers. Specifically, any transfer of value exceeding $10 in a single transfer or cumulative transfers over a one-year period exceeding $100 to any statutorily defined practitioner (primarily physicians, podiatrists, dentists and chiropractors, or a teaching hospital) must be reported to the federal government by March 31st of each year for the prior calendar year.  The data will be assembled and posted to a publicly accessible website by September 30th following the March 31st reporting date.  If we fail to provide these reports, or if the reports we provide are not accurate, we could be subject to significant penalties.  Several states have adopted similar reporting requirements.  We believe we are in compliance with the Health Care Reform Law and have systems in place to assure continued compliance.

 The FDA is currently evaluating the classification of iontophoresis products.  Since the passage of the Medical Device Amendment in 1975, these products have been listed as Class III products.  However, the FDA has never required these products be subjected to a Pre-Market Approval (“PMA”) process like other Class III devices.  Instead, it has allowed iontophoresis products to proceed to market as though they were Class II.  Four years ago, the FDA indicated they intend to make a final decision to either call for a PMA for iontophoresis products or reclassify them to Class II.  We submitted to the FDA the required information to allow continued marketing of our proprietary iontophoresis products until the final FDA decision is made.  In our submission we urged that the products be reclassified to Class II.  If the FDA does not change the classification of iontophoresis products and requires a PMA, we will be required to provide a PMA or, in the alternative, cease distributing our proprietary line and distribute competitor products that comply with the FDA requirements.  We do not expect this will have a material impact on the Company’s financial results.  Presently, an FDA panel has recommended that the products be considered for reclassification to Class II, but the formal action required to comply with that recommendation has not yet been completed.

During fiscal year 2003, Congress enacted the Medical Device User Fee and Modernization Act (MDUFMA).  Among other things, this act imposes for the first time a user fee on medical device manufacturers.  Under the provisions of MDUFMA and its subsequent re-authorizations, manufacturers seeking clearance to market a new device must pay a fee to the FDA in order to have their applications reviewed.  We submit new products for clearance primarily under section 510(k) of the Medical Device Amendment of the FDC Act.  Renewal of MDUFMA was passed during 2013 setting fees for the next five years starting 2014 that are cumulatively double what they have been the prior five years.  However, the increase is not considered to have a material effect on our operations.

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

Backlog

We had a backlog of orders of approximately $444,000 as of June 30, 2014, compared to approximately $633,000 as of June 30, 2013.

Employees

On June 30, 2014, we had a total of 133 full-time employees and seven part-time employees, compared to 135 full-time employees and nine part-time employees on June 30, 2013.

Item 1A.  Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before making a decision to invest in our common stock. Our business, operating results, financial condition or prospects could be materially and adversely affected by any of these risks and uncertainties. In that case, the trading price of our common stock could decline and you might lose all or part of your investment. In addition, the risks and uncertainties discussed below are not the only ones we face. Our business, operating results, financial performance or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. In assessing the risks and uncertainties described below, you should also refer to the other information contained in this Annual Report before making a decision to invest in our common stock.

Risks Related to Our Business and Industry

We have a recent history of losses, and we may not return to or sustain profitability in the future.

 We have incurred net losses in each of the previous three fiscal years.  In recent years, we have made substantial investments in research and development, infrastructure, distribution channel expansion and acquisitions to support anticipated future revenue growth. In the past, from time to time we have not been in compliance with our liquidity covenants under our credit agreements and we may not be in compliance with the liquidity covenant or other financial covenants in our credit agreements in the future. We expect to continue to make significant investments in the development and expansion of our business, which may make it difficult for us to return to profitability. Our present business strategy is to improve cash flow by adding to our existing product line and expanding our sales and marketing efforts, including the addition of in house sales personnel and the possible acquisition of additional product lines and intellectual property.  We cannot predict when we will again achieve profitable operations or that we will not require additional financing to fulfill our business objectives.  We may not be able to increase revenue in future periods, and our revenue could continue to decline or grow more slowly than we expect. We may incur significant losses in the future for many reasons, including due to the risks described in this Annual Report.

We may need additional funding and may be unable to raise additional capital when needed, which could adversely affect our results of operations and financial condition.

In the future, we may require additional capital to pursue business opportunities or acquisitions or respond to challenges and unforeseen circumstances. We may also decide to engage in equity or debt financings or enter into credit facilities for other reasons. We may not be able to secure additional debt or equity financing in a timely manner, on favorable terms, or at all. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.  Failure to obtain additional financing would have a material adverse effect on our business operations.

Our level of indebtedness may harm our financial condition and results of operations.

Our level of indebtedness will impact our future operations in many important ways, including, without limitation, by:

•	Requiring that a portion of our cash flows from operations be dedicated to the payment of any interest or amortization required with respect to outstanding indebtedness;

•	Increasing our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure; and

•	Limiting our ability to obtain additional financing for working capital, acquisitions, capital expenditures, general corporate and other purposes.

At the scheduled maturity of our credit facilities or in the event of an acceleration of a debt facility following an event of default, the entire outstanding principal amount of the indebtedness under such facility, together with all other amounts payable thereunder from time to time, will become due and payable. It is possible that we may not have sufficient funds to pay such obligations in full at maturity or upon such acceleration. If we default and are not able to pay any such obligations due, our lenders have liens on substantially all of our assets and could foreclose on our assets in order to satisfy our obligations. If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance our indebtedness and other financial transactions, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms, if at all. Any refinancing of our indebtedness could be at significantly higher interest rates, and/or result in significant transaction fees.

If we fail to effectively expand our sales and marketing capabilities and teams, we may not be able to increase our customer base and increase revenues.

Increasing our customer base and achieving broader market acceptance of our solutions will depend on our ability to expand our sales and marketing teams and their capabilities to obtain new customers and sell additional products and services to existing customers. We believe there is significant competition for direct sales professionals with the skills and technical knowledge that we require, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future. Our ability to achieve significant future revenue growth will depend on our success in recruiting, training and retaining sufficient numbers of direct sales professionals. New hires require significant training and time before they become fully productive, and may not become as productive as quickly as we anticipate. Our growth prospects will be harmed if our efforts to expand, train and retain our direct sales team do not generate a corresponding significant increase in revenue.

In addition to our direct sales team, we also extend our sales distribution through relationships with independent sales representatives and marketing service providers. These providers do not have exclusive relationships with us, and we cannot be certain that these partners will prioritize or provide adequate resources for selling our products.

Our inability to acquire and integrate other businesses, products or technologies could harm our operating results.

Our business plan includes the acquisition of other businesses, products and technologies.  Since 2007, we have acquired seven former distributors.  In the future we may acquire or invest in businesses, products or technologies that we believe could complement or expand our existing product lines, expand our customer base and operations, enhance our technical capabilities or otherwise offer growth or cost-saving opportunities. We have limited experience in successfully acquiring and integrating businesses, products and technologies. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms of the acquisition, financing the acquisition or effectively integrating the acquired business, product or technology into our existing business and operations. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices, or employee or customer issues.

Additionally, in connection with any acquisitions we complete, we may not achieve the synergies or other benefits we expected to achieve, and we may incur write-downs, impairment charges or unforeseen liabilities that could negatively affect our operating results or financial position or could otherwise harm our business.  If we finance acquisitions by issuing convertible debt or equity securities, the ownership interest of our existing shareholders may be diluted, which could adversely affect the market price of our stock. Further, contemplating or completing an acquisition and integrating an acquired business, product or technology could divert management and employee time and resources from other matters.

Uncertain or weakened global economic conditions may adversely affect our industry, business and results of operations.

Our overall performance depends on domestic and worldwide economic conditions, which may remain challenging for the foreseeable future. Financial developments seemingly unrelated to us or to our industry may adversely affect us. The U.S. economy and other key international economies have been impacted by threatened sovereign defaults and ratings downgrades, falling demand for a variety of goods and services, restricted credit, threats to major multinational companies, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty.  Healthcare reform in the United States has created a great deal of confusion and reduced capital expenditures for medical equipment and products such as those manufactured and distributed by us.  These conditions affect the rate of medical device spending and could adversely affect our customers’ ability or willingness to purchase our products, or delay prospective customers’ purchasing decisions, any of which could adversely affect our operating results. We cannot predict the timing, strength or duration of the economic recovery or any subsequent economic slowdown worldwide, in the United States, or in our industry.

We rely on our management team and other key employees, and the loss of one or more key employees could harm our business.

Our success and future growth depend upon the continued services of our management team and other key employees, including in the areas of research and development, marketing, sales, services and general and administrative functions. From time to time, there may be changes in our management team resulting from the hiring or departure of executives, which could disrupt our business.  If new key employees and other members of our senior management team cannot work together effectively, or if other members of our senior management team resign, our ability to effectively manage our business may be impacted. We may terminate any executive officer’s employment at any time, with or without cause, and any executive officer may resign at any time, with or without cause. We do not maintain key person life insurance on any of our employees. The loss of any of our key employees could harm our business.

Healthcare reform in the United States has had and is expected to continue to have a significant effect on our business and on our ability to expand and grow our business.

The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010, generally known as the Health Care Reform Law, significantly expanded health insurance coverage to uninsured Americans and changed the way health care is financed by both governmental and private payers.  We expect expansion of access to health insurance may eventually increase the demand for our products and services, but other provisions of the Health Care Reform Law have affected us adversely.  Additionally, further federal and state proposals for health care reform are likely. The reform has created uncertainty regarding reimbursement and delivery of services and resulted in reluctance on the part of health care providers to expand or improve their practices with new products and equipment, which has adversely affected our revenues.  We cannot predict what further reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on us.

The Health Care Reform Law contains many provisions designed to generate the revenues necessary to fund the coverage expansions and to reduce costs of Medicare and Medicaid, including imposing a 2.3% excise tax on domestic sales of medical devices by manufacturers and importers beginning in 2013.  This new tax is levied on sales revenue, rather than profits, and has adversely affected our sales and cost of goods sold. For example, (i) where we purchase medical devices from third-party manufacturers, the manufacturers may increase their prices to cover their payment of the excise tax and our costs to purchase such medical devices may therefore increase and (ii) where we manufacture medical devices or are the importer of record, our cost of goods sold have increased because we are subject to paying the excise tax.

As a participant in the healthcare industry, our operations and products, and those of our customers, are regulated by numerous government agencies, both inside and outside the United States.

The impact of this on us is direct, to the extent we are subject to these laws and regulations, and indirect in that in a number of situations, even though we may not be directly regulated by specific healthcare laws and regulations, our products must be capable of being used by our customers in a manner that complies with those laws and regulations. The manufacture, distribution, marketing and use of our products are subject to extensive regulation and increased scrutiny by the Food and Drug Administration (FDA) and other regulatory authorities globally. Any new product must undergo lengthy and rigorous testing and other extensive, costly and time-consuming procedures mandated by FDA and foreign regulatory authorities. Changes to current products may be subject to vigorous review, including additional 510(k) and other regulatory submissions, and approvals are not certain. Our facilities must be approved and licensed prior to production and remain subject to inspection from time to time thereafter. Failure to comply with the requirements of FDA or other regulatory authorities, including a failed inspection or a failure in our adverse event reporting system, could result in adverse inspection reports, warning letters, product recalls or seizures, monetary sanctions, injunctions to halt the manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant approvals or licenses, restrictions on operations or withdrawal of existing approvals and licenses. Any of these actions could cause a loss of customer confidence in us and our products, which could adversely affect our sales. The requirements of regulatory authorities, including interpretative guidance, are subject to change and compliance with additional or changing requirements or interpretative guidance may subject the company to further review, result in product launch delays or otherwise increase our costs.

The sales, marketing and pricing of products and relationships that medical device companies have with healthcare providers are under increased scrutiny by federal, state and foreign government agencies.

Compliance with the Anti-Kickback Statute, False Claims Act, Food, Drug and Cosmetic Act (including as these laws relate to off-label promotion of products) and other healthcare related laws, as well as competition, data and patient privacy and export and import laws, is under increased focus by the agencies charged with overseeing such activities, including FDA, Office of Inspector General (OIG), Department of Justice (DOJ) and the Federal Trade Commission. The DOJ and the SEC have also increased their focus on the enforcement of the US Foreign Corrupt Practices Act (FCPA), particularly as it relates to the conduct of pharmaceutical companies. The FCPA and similar anti-bribery laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials for the purpose of obtaining or retaining business. The FCPA also imposes recordkeeping and internal controls requirements on us. The laws and standards governing the promotion, sale and reimbursement of our products and those governing our relationships with healthcare providers and governments can be complicated, are subject to frequent change and may be violated unknowingly. Violations or allegations of violations of these laws may result in large civil and criminal penalties, debarment from participating in government programs, diversion of management time, attention and resources and may otherwise have an adverse effect on our business, financial condition and results of operations. The laws and regulations discussed above are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or to alter one or more of our sales and marketing practices and may subject us to enforcement actions which could adversely affect our business, financial condition and results of operations.

We rely on a combination of patents, trade secrets, and nondisclosure and non-competition agreements to protect our proprietary intellectual property, and we will continue to do so.

While we intend to defend against any threats to our intellectual property, these patents, trade secrets, or other agreements may not adequately protect our intellectual property. Third parties could obtain patents that may require us to negotiate licenses to conduct our business, and the required licenses may not be available on reasonable terms or at all. We also rely on nondisclosure and non-competition agreements with certain employees, consultants, and other parties to protect, in part, trade secrets and other proprietary rights. We cannot be certain that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information, or that third parties will not otherwise gain access to our trade secrets or proprietary knowledge.

The cost of healthcare has risen significantly over the past decade and numerous initiatives and reforms initiated by legislators, regulators and third-party payors to curb these costs have resulted in a consolidation trend in the medical device industry as well as among our customers, including healthcare providers.

This in turn has resulted in greater pricing pressures and limitations on our ability to sell to important market segments, as group purchasing organizations, independent delivery networks and large single accounts continue to consolidate purchasing decisions for some of our healthcare provider customers. We expect that market demand, government regulation, third-party reimbursement policies and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances which may exert further downward pressure on the prices of our products and adversely impact our business, financial condition and results of operations.

We are dependent on our suppliers because we do not manufacture the majority of the products we sell.

Approximately 54% of our revenues are derived from the sale and distribution of products we do not manufacture.  Interruptions in supply could adversely affect our operating results. If a supplier is unable to deliver product in a timely and efficient manner, whether due to financial difficulties, natural disasters or other reasons, we could experience lost sales. We generally do not have long-term contracts with our suppliers that commit them to produce products for us.

The products we sell are subject to market and technological obsolescence.

We carry approximately 13,000 different product stock keeping units or SKUs. Some of these products are subject to technological obsolescence outside of our control, since we do not manufacture the majority of the products we sell. If our customers discontinue purchasing a given product, we might have to record expense related to the diminution in value of inventories we have in stock, and depending on the magnitude, that expense could adversely impact our operating results. In addition to the products of others that we distribute, we design and manufacture our own medical and aesthetic devices and products.  We may be unable to effectively develop and market products against the products of our competitors in a highly competitive industry.  Our present or future products could be rendered obsolete or uneconomical by technological advances by our competitors. Competitive factors include price, customer service, technology, innovation, quality, reputation and reliability. Our competition may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, have greater financial, marketing and other resources than us or be more successful in attracting potential customers, employees and strategic partners. Given these factors, we cannot guarantee that we will be able to continue our level of success in the industry.

 Competition in research, involving the development and improvement of new and existing products, is particularly significant and results from time to time in product obsolescence.

The markets in which we operate are highly competitive, and new products are introduced on an ongoing basis. Such marketplace changes may cause some of our products to become obsolete. If actual product life cycles, product demand or acceptance of new product introductions are less favorable than projected by management, a higher level of inventory write downs may result.

We may be adversely affected by product liability claims, unfavorable court decisions or legal settlements.

Our business exposes us to potential product liability risks that are inherent in the design, manufacture and marketing of medical devices.  We maintain product liability insurance coverage which we deem to be adequate based on historical experience; however, there can be no assurance that such coverage will be available for such risks in the future or that, if available, it would prove sufficient to cover potential claims or that the present amount of insurance can be maintained in force at an acceptable cost.  Furthermore, the assertion of such claims, regardless of their merit or eventual outcome, also may have a material adverse effect on our Company, business reputation and operations.  In addition, we may incur significant legal expenses regardless of whether we are found to be liable.

Intellectual property litigation and infringement claims could cause us to incur significant expenses or prevent us from selling certain of our products.

The medical device industry is characterized by extensive intellectual property litigation and, from time to time, we are the subject of claims by third parties of potential infringement or misappropriation.  Regardless of outcome, such claims are expensive to defend and divert the time and effort of management and operating personnel from other business issues.  A successful claim or claims of patent or other intellectual property infringement against us could result in our payment of significant monetary damages and/or royalty payments or negatively impact our ability to sell current or future products in the affected category.

Our success is dependent in large part on the accuracy, reliability and proper use of sophisticated and dependable information processing systems and management information technology.

Our information technology systems are designed and selected in order to facilitate order entry and customer billing, maintain records, accurately track purchases, accounts receivable and accounts payable, manage accounting, finance and manufacturing operations, generate reports and provide customer service and technical support. Any interruption in these systems could have a material adverse effect on our business, financial condition and results of operations.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.

Financial accounting standards may change or their interpretation may change. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change becomes effective. Changes to existing rules or the re-examining of current practices may adversely affect our reported financial results or the way we conduct our business. Accounting for revenue from sales of our solutions is particularly complex, is often the subject of intense scrutiny by the SEC, and will evolve as the Financial Accounting Standards Board (‘‘FASB’’) continues to consider applicable accounting standards in this area.

Risks Related to Our Common Stock

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations and would dilute existing or future investors if we were to raise funds at lower prices.

A prolonged decline in the price of our common stock could result in a reduction in our ability to raise capital. If our stock price declines, there can be no assurance that we can raise additional capital. We believe the following factors could cause the market price of our common stock to continue to fluctuate widely and could cause our common stock to trade at a price below the price at which you purchase your shares of common stock:

•	actual or anticipated variations in our quarterly operating results;

•	announcements of new services, products, acquisitions or strategic relationships by us or our competitors;

•	changes in accounting treatments or principles;

•	changes in earnings estimates by securities analysts and in analyst recommendations; and

•	general political, economic, regulatory and market conditions.

The market price for our common stock may also be affected by our ability to meet or exceed expectations of analysts or investors. Any failure to meet these expectations, even if minor, could materially adversely affect the market price of our common stock.

Our stock price has been volatile and we expect that it will continue to be volatile.

For example during the year ended June 30, 2014, the price of our common stock ranged from a high of $7.94 to a low of $2.33.  The volatility of our stock price can be due to many factors, including:

•	quarterly variations in our operating results;

•	changes in the market’s expectations about our operating results;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning our Company or of the healthcare industry in general;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends in our markets;

•	changes in laws and regulations affecting our business;

•	material announcements by us or our competitors;

•	material announcements by the manufacturers and suppliers we use;

•	sales of substantial amounts of our common stock by our directors, executive officers or significant shareholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions and acts of war or terrorism.

 Investors in our securities may not be able to resell them following periods of volatility because of the market’s adverse reaction to the volatility of the stock price.

Our common stock may not trade at the same levels as the stock of other medical device manufacturers or health care businesses, and the market in general may not sustain its current prices.

Investors in our securities may experience dilution with the future issuances of stock, exercise of stock options and warrants, the grant of restricted stock and issuance of stock in connection with our acquisitions of other companies.

Our articles of incorporation authorize the issuance of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. Our board of directors has the authority to issue additional shares of common and preferred stock up to the authorized capital stated in the articles of incorporation. Our board of directors may choose to issue some or all of such shares of common or preferred stock to acquire one or more businesses or to provide additional financing in the future.  From time to time, we have issued and we expect we will continue to issue stock options or restricted stock grants to employees and non-employee directors pursuant to our equity incentive plan.  Investors may experience dilution as the options vest and are exercised by their holders and the restrictions lapse on the restricted stock grants. In addition, we may issue stock to raise capital to fund our growth initiatives, in connection with acquisitions of other companies, or warrants in connection with the settlement of obligations and or indebtedness with vendors and suppliers, which may result in investors experiencing dilution.  The issuance of any such shares of common or preferred stock may result in a reduction of the book value or market price of the outstanding shares of our common stock.  If we do issue any such additional shares of common stock or securities convertible into or exercisable for the purchase of common stock, such issuance also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change of control of our corporation.

Substantial sales of our securities, or the perception that such sales might occur, could depress the market price of our common stock.

A substantial amount of the shares of our securities are eligible for immediate resale in the public market. Any sales of substantial amounts of our securities in the public market, or the perception that such sales might occur, could depress the market price of our common stock.

Our issuance of shares of preferred stock could delay or prevent a change of control of the company.

Our board of directors has the authority to cause us to issue, without any further vote or action by the shareholders, up to 5,000,000 shares of preferred stock, no par value per share, in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. The issuance of shares of preferred stock may have the effect of delaying, deferring or preventing a change in control of our Company without further action by the shareholders, even where shareholders are offered a premium for their shares. The issuance of shares of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of common stock, including the loss of voting control. We have no preferred stock currently outstanding.

Item 2.   Properties

Our corporate headquarters and principal executive offices are located at 7030 Park Centre Drive, Cottonwood Heights, Utah.  Cottonwood Heights is a suburb of Salt Lake City, Utah.  The headquarters consist of a single facility housing administrative offices and manufacturing space totaling approximately 36,000 square feet.  As noted in the recent development section at the beginning of this report, we sold the building in August 2014 and now lease it back from the purchaser with a monthly payment of approximately $27,000.  The lease ends in 2029.  We own a 53,200 sq. ft. manufacturing facility with accompanying undeveloped acreage for future expansion in Chattanooga, Tennessee, subject to a mortgage requiring monthly payments of approximately $13,000 and maturing in 2021.  In addition, we rent office and warehouse space in Livermore, California; Stafford, Texas; Chesterfield, Michigan and Minneapolis, Minnesota.  On June 30, 2014, we closed our office operations in Youngstown, OH.

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

Item 4.   Mine Safety Disclosures

Not applicable

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of September 18, 2014, we had approximately 2,520,389 shares of common stock issued and outstanding.  Our common stock is included on the NASDAQ Capital Market (symbol: DYNT).  The following table shows the range of high and low sale prices for our common stock as quoted on the NASDAQ system for the quarterly periods indicated.  All common stock share and per share information in the tables below have been adjusted to reflect retrospective application of the reverse stock split that was effected in December 2012.

	Fiscal Year Ended June 30,
	2013		2014
	High	Low	High	Low
1st Quarter (July-September)	$3.25	$2.35	$7.94	$2.33
2nd Quarter (October-December)	$4.24	$2.00	$4.85	$2.74
3rd Quarter (January-March)	$3.95	$2.30	$5.57	$2.94
4th Quarter (April-June)	$2.86	$2.45	$4.44	$2.86

Stockholders

As of September 18, 2014, the approximate number of shareholders of record was 385.  This number does not include beneficial owners of shares held in “nominee” or “street” name.  Including such beneficial owners, we estimate that the total number of beneficial owners of our common stock is approximately 2,200.

Dividends

We have never paid cash dividends on our common stock.  Our anticipated capital requirements are such that we intend to follow a policy of retaining earnings, if any, in order to finance the development of the business.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information related to our equity compensation plans as of June 30, 2014:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (c)

Equity compensation plans approved by security holders	259,604	$3.87	117,451
Equity compensation plans not approved by security holders	-	-	-
Total	259,604		117,451

Purchases of Equity Securities

In February 2011, the board of directors approved $1,000,000 for open market share repurchases of the Company’s common stock. During fiscal year 2010, the board also approved the repurchase of up to $100,000 of stock annually for three years from each of two former distributors whose businesses were acquired by the Company in 2007. During the year ended June 30, 2013, we purchased 32,786 shares of common stock from one of the former distributors for $99,997.  No purchases of common stock were made during the quarter and year ended June 30, 2014.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes to those consolidated financial statements, included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations.  Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed above in the section entitled “1A. Risk Factors.”

Overview

Our principal business is the manufacturing, distribution and marketing of physical medicine products and aesthetic products.  We offer a broad line of medical equipment including therapy devices, medical supplies and soft goods, treatment tables and rehabilitation equipment.  Our line of aesthetic equipment includes aesthetic massage and microdermabrasion devices, as well as skin care products.  Our products are sold to and used primarily by physical therapists, chiropractors, sports medicine practitioners, podiatrists, plastic surgeons, dermatologists, aestheticians and other aesthetic services providers.  Our fiscal year ends on June 30.  Reference to fiscal year 2014 refers to the year ended June 30, 2014.

Results of Operations

Fiscal Year 2014 Compared to Fiscal Year 2013

Net Sales

Net sales in fiscal year 2014 were $27,444,223, compared to $29,538,275 in fiscal year 2013. In fiscal year 2013, we introduced the new SolarisPlus product line which significantly increased sales of manufactured capital devices during that period.  In fiscal year 2014, increased sales of our top-selling SolarisPlus therapy devices and new ThermoStim probe were offset by lower sales of certain medical products and supplies, including other manufactured modalities, metal treatment tables, exercise products, nutritional supplements and taping products.  Market conditions continued to deteriorate during the year due to the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010 (the “Health Care Reform Law”).  The Health Care Reform Law has had the effect of creating significant uncertainty relative to delivery of care and reimbursement.  There has been a marked decline in the opening of new clinics and expansion of existing clinics in our marketplace which typically are a significant source of demand for our products – particularly the higher margin capital equipment products.  The uncertainty surrounding the Health Care Reform Law has not only led to customers focusing more on controlling operating costs by reducing expenditures, but has also caused a reluctance to invest in new equipment and clinic upgrades.  In addition to the impacts of the Health Care Reform Law, we continue to see slower economic recovery in some parts of the country as well as a temporary decrease in demand due to severe weather events during this past winter.

With a currently shrinking market, it is necessary to implement strategies to increase market share.  To accomplish that, management has undertaken efforts to (i) expand our distribution channels by adding several new dealers and sales representatives, and (ii) stimulate sales of the new Dynatron ThermoStim Probe and other new products.  We may also consider the acquisition of other businesses and technology.  The new ThermoStim probe delivers thermal (hot and cold) therapy and/or electrotherapy in a targeted, attended treatment.  Because the probe is operated from the control console of the SolarisPlus units, we are seeing demand for SolarisPlus units rise commensurate with the demand for the ThermoStim probe.

Management believes that as healthcare reform progresses, uncertainty in our market will diminish, and demand for our products will begin to strengthen.

Sales of proprietary manufactured physical medicine products represented approximately 47% and 46% of total physical medicine product sales in fiscal years 2014 and 2013, respectively.  Distribution of products manufactured by other suppliers accounted for the balance of our physical medicine product sales in those years.  Sales of manufactured aesthetic products in fiscal years 2014 and 2013, represented approximately 86% and 78% of total aesthetic product sales, respectively, with distributed products making up the balance.

The majority of our sales revenues come from the sale of physical medicine products, both manufactured and distributed.  In fiscal years 2014 and 2013, sales of physical medicine products accounted for 91% of total sales in both years.  Chargeable repairs, billable freight revenue, aesthetic product sales and other miscellaneous revenue accounted for approximately 9% of total revenues in both years.

Gross Profit

Gross profit totaled $10,020,372, or 36.5% of net sales, in fiscal year 2014, compared to $11,086,602, or 37.5% of net sales, in fiscal year 2013.  Lower sales revenue generated during the year was the primary factor in the reduction in gross profit compared to the prior year period.  In addition, a reduction in revenue from the phasing out of our Stream software service contributed to the lower gross profit and gross margin percentage generated in the reporting periods.  Sales of Stream services were approximately $7,765 in 2014, compared to $108,100 in 2013.  Those sales were 100% gross profit as they carried no associated cost of sale.  Loss of approximately $100,000 in gross profit from the termination of the Stream program accounted for one third of the drop in gross profit percentage.  The balance was attributable to product mix favoring lower margin supply products and slightly increased cost of sales for manufactured capital products.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A expenses were $9,213,433, or 33.6% of net sales, in fiscal year 2014, compared to $9,860,964, or 33.4% of net sales, in fiscal year 2013.  The $647,531 decrease in SG&A expenses in fiscal year 2014 as compared to 2013 is a result of the following:

•	$281,331 of lower selling expenses due primarily to lower sales commissions;

•	$226,860 of lower labor and overhead costs;

•	$139,340 of lower general expenses primarily related to a reduction in regulatory compliance costs and professional fees and lower bad debt expense.

The reduction in expenses was related to the declining sales.  However, the reduction in expense was insufficient to fully offset the $1,067,000 decrease in gross profit during the period.

Research and Development

Research and development, or R&D expenses for 2014 were $992,729 compared to $1,120,887 in 2013, a drop of $128,158.  With the completion of the development work associated with the new ThermoStim probe, R&D expense in the latter half of 2014 decreased.  Over the past two years, we have introduced more new products than any previous two-year period in our history.  The new product introductions include the SolarisPlus line of electrotherapy/ultrasound/ phototherapy units, the Ultra 2 and Ultra 3 motorized treatment tables, the 25 Series line of electrotherapy and ultrasound products, as well as the Dynatron ThermoStim Probe.  We believe that developing new products is a key element in our strategy and critical to moving purchasing momentum in a positive direction.  R&D costs are expensed as incurred and are expected to remain at current levels in the coming year as we have concluded a major R&D investment cycle incurred over the past three years.  R&D expense decreased as a percentage of net sales in fiscal year 2014 to 3.6% from 3.8% of net sales in fiscal year 2013.

Interest Expense

Interest expense decreased by $28,834, to $231,865 in fiscal year 2014 compared to $260,699 in fiscal year 2013 due to lower balances on our long-term debt compared to fiscal year 2013.  In August 2014, we sold our Cottonwood Heights facility housing our principal executive offices and manufacturing facilities to an investment group and leased the facility back for a 15-year term.   This sale allowed us to use the proceeds to retire the mortgage loan on the property and to pay down our line of credit by approximately $2.1 million.

Loss Before Income Tax Benefit

Pre-tax loss in fiscal year 2014 was $397,165, compared to $131,125 in fiscal year 2013.  Lower sales and gross margin led to $1,066,230 in lower gross profit in 2014 compared to 2013.  That lower gross profit was offset by $775,689 in lower SG&A and R&D expenses and $24,501 of lower interest expense and other income resulting in a $266,040 greater loss before taxes for 2014.  Adding the $266,040 to the $131,125 loss last year results in this year’s pre-tax loss of $397,165.  We believe the introduction of the new ThermoStim probe not only adds a new, highly profitable product to our product line to increase sales, but we also expect that it will boost demand for SolarisPlus products that are required to power the ThermoStim probe.

Income Tax Benefit

Income tax benefit was $126,023 in fiscal year 2014, compared to $86,754 in fiscal year 2013.  Due to tax benefits associated with a reduction of R&D tax credits and other credits, the effective income tax benefit rate in fiscal year 2014 was 31.7% compared to an effective tax benefit rate of 66.2% in 2013.  The difference in the effective tax benefit rates is attributable to lower R&D tax credits in fiscal year 2014, a true up of R&D tax credits in 2013, as well as certain permanent book to tax differences.  It should be noted that the sale of the building referenced above will result in a profit that consumes all tax attributes available to us at the end of fiscal year 2015.

Net Loss

Net loss was $271,142 ($.11 per share) in fiscal year 2014, compared to $44,371 ($.02 per share) in fiscal year 2013.  As reported above, lower sales and gross profits were the primary reason for the increase in net loss for the reporting periods.  These increases were partially offset by lower SG&A, R&D and interest expenses for fiscal year 2014.  The difference in effective tax benefit rates also affected the increase in net loss for 2014.

Liquidity and Capital Resources

We have financed operations through cash from operations, available cash reserves, and borrowings under a line of credit with a bank.  Working capital decreased $197,993 to $3,347,595 as of June 30, 2014, inclusive of the current portion of long-term obligations and credit facilities, compared to working capital of $3,545,588 as of June 30, 2013.  As of June 30, 2014, the Company had approximately $978,800 of available credit under a credit facility with a commercial bank.  The current ratio was 1.5 to 1 as of June 30, 2014 and June 30, 2013.  Current assets were 73% of total assets as of June 30, 2014 and 72% of total assets as of June 30, 2013.

Cash and Cash Equivalents

Our cash and cash equivalents position as of June 30, 2014, was $332,800, compared to cash and cash equivalents of $302,050 as of June 30, 2013.  Our cash position varies throughout the year, but typically stays within a range of $200,000 to $350,000.  We expect that cash flows from operating activities, together with amounts available through an existing line-of-credit facility, will be sufficient to cover operating needs in the ordinary course of business for at least the next twelve months.  If we experience an adverse operating environment, or unusual capital expenditure requirements, additional financing may be required.  No assurance can be given that additional financing, if required, would be available on terms favorable to us, or at all.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, decreased $81,316, or 2.5%, to $3,165,396 as of June 30, 2014, compared to $3,246,712 as of June 30, 2013.  Trade accounts receivable represent amounts due from our customers including medical practitioners, clinics, hospitals, colleges and universities and sports teams as well as dealers and distributors that purchase our products for redistribution.  We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers.  Accounts receivable are generally collected within 30 days of the agreed terms.

Inventories

Inventories, net of reserves, decreased $249,705, or 3.9%, to $6,157,848 as of June 30, 2014, compared to $6,407,553 as of June 30, 2013.  Inventory levels can fluctuate based on the timing of large inventory purchases from overseas suppliers.

Medical Device Tax

In January 2013, all medical device manufacturers, including the Company, became subject to the medical device tax or “MDT” provisions of the Health Care Reform Law.  The MDT requires that medical device manufacturers and importers pay a 2.3% excise tax on sales of all qualified medical devices.  Some exemptions in the law allow us to exclude a large portion of sales from being subject to the MDT.  For instance, products that are sold internationally are not subject to the MDT. Some rehabilitation products that are generally sold at retail are not subject to the MDT.  Income from our distribution and sale of products manufactured by others is not taxable to us under the MDT (although many of the manufacturers of these products are raising prices to their customers, including the Company, to cover their cost of the MDT).  Given these exemptions, we estimate that approximately 33% of our total sales are subject to the MDT.  During fiscal year 2014, we paid approximately $159,920, compared to $81,736 in 2013 in MDT.   The MDT began January 1, 2013 and only affected operations for the last half of fiscal year 2013, compared to the full fiscal year 2014.

Accounts Payable

Accounts payable decreased $318,360, or 11.6%, to $2,433,534 as of June 30, 2014, from $2,751,894 as of June 30, 2013.  Over the year, management has made a concerted effort to reduce outstanding payables.  We take advantage of available early payment discounts when offered by our vendors.

Line of Credit

The outstanding balance on our line of credit increased $24,819 to $3,521,209 as of June 30, 2014, compared to $3,496,390 as of June 30, 2013.  Interest on the line of credit is based on the 90-day LIBOR rate (0.23% as of June 30, 2014) plus 3.5%.  The line of credit is collateralized by accounts receivable and inventories.  Borrowing limitations are based on approximately 45% of eligible inventory and up to 80% of eligible accounts receivable, up to a maximum credit facility of $4,500,000.  Interest payments on the line are due monthly.  As of June 30, 2014, the borrowing base was approximately $4,500,000 resulting in approximately $979,000 of available credit on the line.

The line of credit is renewable on October 15, 2014.  The line of credit agreement includes covenants requiring us to maintain certain financial ratios.  As of June 30, 2014, we were not in compliance with one of the loan covenants, however, the bank granted a waiver for the period.  If the line of credit is not renewed, we will need to find additional sources of financing.  Failure to obtain additional financing would have a material adverse effect on our business operations. All borrowings under the line of credit are presented as current liabilities in the accompanying consolidated balance sheet.

We believe that amounts available under the line of credit as well as cash generated from operating activities will continue to be sufficient to meet our short term operating requirements.

As previously explained in this report, in order to assure adequate availability of operating capital under our line of credit and to more fully take advantage of accumulated deferred tax assets, on August 8, 2014, we sold our building that houses operations in Utah and leased back the premises for a term of 15 years.  The sales price was $3,800,000.  Proceeds from the sale were used to pay off the mortgage on the property, to pay down amounts outstanding on our line of credit and to reduce debt obligations of the Company.  The profit generated from the sale will be sufficient to utilize the majority, if not all of our deferred tax assets.  As a result of this repayment of debt, our maximum credit facility under the line of credit was changed to $2,500,000 in August 2014.  Our outstanding balance under the line as of September 14, 2014 was approximately $827,000.

Debt

Long-term debt, excluding current installments decreased $306,643 to $1,255,133 as of June 30, 2014, compared to $1,561,776 as of June 30, 2013.  Long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facilities in Utah and Tennessee.  The principal balance on the mortgage loans at June 30, 2014 was approximately $1,498,051, of which $1,291,646 is classified as long-term debt, with monthly principal and interest payments of $30,263.  Our mortgage loans mature in 2017 and 2021.  In conjunction with the sale/leaseback of our Utah facility, approximately $632,000 of mortgage debt was paid to the lender.  Of this amount, approximately $170,900 was included as current portion of long-term debt as of June 30, 2014.

Inflation

Our revenues and net income have not been unusually affected by inflation or price increases for raw materials and parts from vendors.

Stock Repurchase Plans

Our Board of Directors adopted a stock repurchase plan authorizing repurchases of shares in the open market, through block trades or otherwise.  Decisions to repurchase shares under this plan are based upon market conditions, the level of our cash balances, general business opportunities, and other factors.  Our Board of Directors periodically approves the dollar amounts for share repurchases under the plan.  As of June 30, 2014, $448,450 remained available under the Board’s authorization for purchases under the plan.  There is no expiration date for the plan.  No purchases were made under this plan during the three or twelve months ended June 30, 2014.

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

We believe that the following critical accounting policies involve a high degree of judgment and complexity. See Note 1 to our consolidated financial statements for fiscal year 2014, for a complete discussion of our significant accounting policies.  The following summary sets forth information regarding significant estimates and judgments used in the preparation of our consolidated financial statements.

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

Any modifications to estimates of inventory valuation reserves are reflected in cost of goods sold within the statements of operations during the period in which such modifications are determined necessary by management.  As of June 30, 2014 and 2013, our inventory valuation reserve balance, which established a new cost basis, was $335,355 and $327,519, respectively, and our inventory balance was $6,157,848 and $6,407,553, net of reserves, respectively.

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

Allowance for Doubtful Accounts

We must make estimates of the collectability of accounts receivable.  In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.  Our accounts receivable balance was $3,165,396 and $3,246,712, net of allowance for doubtful accounts of $325,355 and $247,708, as of June 30, 2014 and 2013, respectively.

Deferred Income Tax Assets

In assessing the deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The sale and lease-back of our Utah facility generated sufficient profitability to use all existing deferred tax assets making the evaluation of any impairment of deferred tax assets unnecessary for fiscal year 2014 and 2015.

We have available at June 30, 2014 and 2013 federal and state net operating loss (“NOL”) carry forwards of $745,605 and $974,484, respectively.  The federal NOLs will expire in 2030.  The state NOLs will expire depending upon the various rules in the states in which we operate.  Our federal and state income tax returns for June 30, 2011, 2012 and 2013 are open tax years.

Business Plan and Outlook

During the past three years, we have focused much of our resources and energy on developing new and innovative products.  The scope of that R&D effort has been more significant than at any time in our history.  Looking ahead, we intend to build upon the investments of the past few years.  Those investments are the foundation for our growth and business success.  Highlights include the following:

In December 2013, we introduced the ThermoStim probe – one of the most innovative and revolutionary products in our history.  The ThermoStim probe offers the ability to deliver thermal therapy (hot and cold) and/or electrotherapy in a targeted, attended treatment.  The hand held probe is an accessory to the Dynatron SolarisPlus family of products.  The ThermoStim probe utilizes thermoelectric chip technology to generate the thermal therapy.  This innovative product is generating demand not only for the probe, but also for the SolarisPlus units which serve as the control console for the probe.  Based on sales of the last six months of the fiscal year, 80% of all ThermoStim probe sales were accompanied by the sale of a Dynatron SolarisPlus device.

In June 2013, we began shipping our Dynatron® 25 Series electrotherapy/ultrasound line of combination therapy devices.  This line consists of four separate devices: the Dynatron 925, Dynatron 825, Dynatron 625 and Dynatron 525.  These four units provide seven different types of electrotherapy treatments and three frequencies of ultrasound, including our proprietary three-frequency ultrasound transducers. They are capable of delivering between three and five separate treatments simultaneously, depending on the model. The ability to provide multiple treatments simultaneously is expected to be very helpful in busy clinics and training rooms, or for patients needing treatment of multiple areas of the body.  The Dynatron 25 Series of products was specifically designed to replace the aging Dynatron 50 Plus series of products.  This product line was also positioned to be sold through our expanding channel of general line distributors.  The predecessor 50 Series Plus line of products was only available to direct sales representatives and dealers authorized to sell our specialty line of products.  Making the 25 Series available to all distributors is a departure from past practice and designed to increase sales of these products.  Initial results indicate that sales of 25 Series products have fallen short of expectations, but upselling from the lower price 25 Series to the SolarisPlus devices appears to be more successful than upselling from the 50 Series Plus line of products.

In December 2012, we introduced a line of motorized treatment tables.  The Ultra 2 and Ultra 3 are the first two of possibly several other future treatment tables manufactured for us by Enraf-Nonius, a well-established manufacturer of physical therapy products in Europe.  These tables offer features popular to the practitioner such as full-length foot bars that elevate and lower the table height together with a unique wheel raising system that lifts the table allowing an easy change between mobility and stability.  Enraf tables are known for their high quality standards and are competitively priced for the US market.

In August 2012, we introduced to the market our Dynatron SolarisPlus line of electrotherapy/ultrasound/ phototherapy units.  This product line consists of four units: the Dynatron SolarisPlus 709, 708, 706, and 705.  These attractive units provide our most advanced technology in combination therapy devices by adding  phototherapy capabilities to enhanced electrotherapy and ultrasound combination devices.  The Dynatron SolarisPlus line of products features a Tri-Wave phototherapy probe and a Tri-Wave phototherapy pad.  Tri-wave phototherapy features infrared, red and blue wavelength light.  The Dynatron Solaris Tri-Wave phototherapy pad is capable of treating large areas of the body via unattended infrared, red and blue wavelength phototherapy.  The Tri-Wave phototherapy probe allows the practitioner to treat specific, targeted areas of the body in an attended treatment.  As part of the SolarisPlus product line, we also introduced a display cart specifically designed for these units.  The SolarisPlus line has become popular for its power and versatility.  The units are capable of simultaneously powering five electrotherapy channels, ultrasound therapy, a phototherapy probe and phototherapy pad.  No other device on the market offers such powerful simultaneous combination therapies.

The introduction of so many new products in the last two years marks the most productive two year period of new product introductions in our history.  With most of the planned new products now released, R&D costs in 2014 cycled back to a lower level more in line with historical amounts.  Management is confident the investments made in R&D will yield long-term benefits and are important to assuring that we maintain our reputation in the industry for being an innovator and leader in product development.

Our product catalog not only includes our proprietary products previously discussed, but also our expansive offering of non-proprietary products (approximately 13,000 SKUs) to service the broader needs of our customers.  It also provides an excellent sales tool for our sales representatives in the field and the foundation for our e-commerce platform.  The catalog includes an online electronic version of the catalog that is incorporated into our e-commerce website.  The catalog has been praised for its clarity and ease of use.

Over the past few years, consolidations in our market have changed the landscape of our industry’s distribution channels.  At the present time, we believe that there remain only two companies with a national direct sales force selling proprietary and distributed products: Dynatronics and Patterson Medical.  All other distribution in our market is directed through catalog companies with a limited direct sales force, or through independent local dealers that have limited geographical reach.  Our national direct sales force consists of direct sales employees and independent sales representatives.  In addition to these direct sales representatives, we continue to enjoy a strong relationship with scores of independent dealers.  We believe we have the best trained and most knowledgeable sales force in the industry.  We are actively seeking to expand our market penetration through increased distribution.  To accomplish this, during fiscal year 2014, for the first time in our history, we made available to all distributors and qualified sales persons, a family of proprietary combination therapy devices, the Dynatron 25 Series.  The availability of these products is attracting new distributors and sales persons.  In addition, where these sales persons have had limited or no access to premier lines like the Dynatron SolarisPlus products, they are now able to access these products in certain geographical areas through the authorized sales representative or dealer who has the rights to the products in those territories.  Making these products more widely available is expected to increase our ability to expand distribution of not only our own proprietary products, but also those we distribute on behalf of other manufacturers.

Pursuit of national accounts, including Group Purchasing Organizations (GPO) continues to be a strategic endeavor.  During fiscal year 2014, we signed an exclusive, sole-source agreement with Amerinet, one of the five largest GPO’s in the United States, to supply medical products to their acute care and alternate care members.  Amerinet is one of the nation’s leading healthcare GPOs, helping its members to reduce healthcare costs and improve healthcare quality.  The three-year agreement with Amerinet became effective July 1, 2014. The prior vendor reported approximately $6,000,000 per year in sales to Amerinet members.  We do not expect that this contract will rise to that level for various reasons and we anticipate that it will take several months to ramp up sales under this contract.  We expect that sales under this contract will gradually increase over the life of the contract to a rate of approximately $3,000,000 annually.  In 2013, we were successful in qualifying to be an approved vendor to the federal government, including the Veterans Administration hospitals and medical facilities associated with military installations.

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

We have long believed that international markets present an untapped potential for growth and expansion. Adding new distributors in several countries will be the key to this expansion effort.  We remain committed to finding the most effective ways to expand our markets internationally.  Over the coming year, our efforts will be focused on partnering with key manufacturers and distributors interested in our product line or technology.  Our Utah facility, where all electrotherapy, ultrasound, traction, phototherapy and Synergie products are manufactured, is certified to ISO 13485:2003, an internationally recognized standard of excellence in medical device manufacturing.  This designation is an important requirement in obtaining the CE Mark certification, which allows us to market our products in the European Union and in other international locations. The introduction of several important new products has generated new interest on the part of some foreign distributors in Asia, Europe and South America.  We are focusing specifically on distribution in China, Japan, Central and South America.  We are also examining the potential for distribution within Europe more seriously than in the past.  As we secure CE Mark Certification and meet local regulatory requirements for our products we will be better able to explore the interest of distributors in these markets.

Refining our business model for supporting sales representatives and distributors will also be a focal point of operations.  We will continue to evaluate the most efficient ways to maintain our satellite sales offices and warehouses.  The ongoing refinement of this model is expected to yield further efficiencies that will better achieve sales goals while, at the same time, reduce expenses.  For instance, on June 30, 2014 we closed our office in Youngstown, OH.

Our efforts to prudently reduce costs in the face of some economic uncertainty have made us a leaner operation.  During fiscal year 2013, we implemented almost $1,000,000 in expense reductions.  In fiscal 2014, we reduced costs by an additional $648,000.  We will continue to be vigilant in maintaining appropriate overhead costs and operating costs while still providing support for anticipated increases in sales from our new products.

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

•	Developing sales through the recently acquired Amerinet contract.

•	Continuing to seek ways of increasing business with regional and national accounts including other group purchasing organizations such as Amerinet and the U.S. Government.

•	Improving operational efficiencies by scaling costs to be reflective of current levels of sales.

•	Strengthening pricing management and procurement methodologies.

•
Focusing international sales efforts on identifying key distributors and strategic partners who could represent the Company’s product line, particularly in  China, Japan, Southeast Asia, Central and South America as well as portions of Europe.

•	Exploring strategic business alliances that will leverage and complement our competitive strengths, increase market reach and supplement capital resources.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements required to be filed are indexed on page 22 and follow thereafter.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of June 30, 2014, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission (“SEC”), under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2014.  In conducting the evaluation, our management used the criteria set forth in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (the COSO criteria).  Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting as of June 30, 2014 is effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based solely on review of the copies of the Forms 3, 4 and 5 (and amendments thereto) furnished to us during and with respect to the fiscal year ended June 30, 2014, we believe that during the fiscal year ended June 30, 2014 all Section 16(a) filings applicable to these Reporting Persons were timely filed.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2014.

Item 11.  Executive Compensation

The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2014.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2014.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2014.

Item 14.  Principal Accounting Fees and Services

The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2014.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

	(1)	Financial statements as indexed below;

	(2)	Those exhibits required by Item 601 of Regulation S-K, indexed in (b), below.

(b)	Exhibits required by Item 601 of Regulation S-K:

	Exhibit No.	Description

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

	10.1	Employment contract with Larry K. Beardall (filed as an Exhibit to a Current Report on Form 8-K on March 28, 2012)

	10.2	Loan Agreement with Zions Bank (filed as Exhibit to June 30, 2007 Annual Report on Form 10-K)

	10.3	Dynatronics Corporation 2005 Equity Incentive Award Plan (previously filed as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed on October 27, 2005)

	10.4	Form of Option Agreement for the 2005 Equity Incentive Award Plan for incentive stock options (filed as Exhibit to June 30, 2007 Annual Report on Form 10-K)

	10.5	Form of Option Agreement for the 2005 Equity Incentive Award Plan for non-qualified options (filed as Exhibit to June 30, 2007 Annual Report on Form 10-K)

	10.6	Employment contract with Kelvyn H. Cullimore, Jr. (filed as an Exhibit to a Current Report on Form 8-K on March 28, 2012)

	21	Subsidiaries of the registrant (previously filed)

	23.1	Consent of Larson & Company (filed herewith)

	23.2	Consent of Mantyla McReynolds LLC (filed herewith)

	31.1	Certification under Rule 13a-14(a)/15d-14(a) of principal executive officer (filed herewith)

	31.2	Certification under Rule 13a-14(a)/15d-14(a) of principal accounting officer and principal financial officer (filed herewith)

	32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. S ection 1350) (filed herewith)

	101 INS	XBRL Instance Document*

	101 SCH	XBRL Schema Document*

	101 CAL	XBRL Calculation Linkbase Document*

	101 DEF	XBRL Definition Linkbase Document*

	101 LAB	XBRL Labels Linkbase Document*

	101 PRE	XBRL Presentation Linkbase Document*

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Dynatronics Corporation and Subsidiary

We have audited the accompanying consolidated balance sheet of Dynatronics Corporation and subsidiary (collectively, the Company) as of June 30, 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynatronics Corporation and subsidiary at June 30, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mantyla McReynolds, LLC
Salt Lake City, Utah
September 29, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dynatronics Corporation

We have audited the accompanying balance sheet of Dynatronics Corporation and subsidiary (collectively, the Company) as of June 30, 2013, and the related statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/Larson & Company PC

Salt Lake City, UT
September 30, 2013

DYNATRONICS CORPORATION
Consolidated Balance Sheets
As of June 30, 2014 and 2013

Assets	2014	2013

Current assets:
Cash and cash equivalents	$332,800	302,050
Trade accounts receivable, less allowance for doubtful accounts of $325,355 as of June 30, 2014 and $247,708 as of June 30, 2013	3,165,396	3,246,712
Other receivables	15,594	27,197
Inventories, net	6,157,848	6,407,553
Prepaid expenses and other	298,370	506,836
Current portion of deferred income tax assets	408,919	389,101

Total current assets	10,378,927	10,879,449

Property and equipment, net	2,980,677	3,324,947
Intangible assets, net	235,440	280,078
Other assets	396,456	422,672
Deferred income tax assets, net of current portion	303,644	197,441

Total assets	$14,295,144	15,104,587

Liabilities and Stockholders' Equity

Current liabilities:
Current portion of long-term debt	$302,274	322,573
Line of credit	3,521,209	3,496,390
Warranty reserve	157,753	178,148
Accounts payable	2,433,534	2,751,894
Accrued expenses	342,716	347,221
Accrued payroll and benefits expense	243,394	216,266
Income tax payable	30,452	21,369

Total current liabilities	7,031,332	7,333,861

Long-term debt, net of current portion	1,255,133	1,561,776

Total liabilities	8,286,465	8,895,637

Commitments and contingencies

Stockholders' equity:
Common stock, no par value: Authorized 50,000,000 shares; 2,520,389 shares and 2,518,904 shares issued and outstanding at June 30, 2014 and June 30, 2013, respectively	7,149,812	7,078,941
Accumulated deficit	(1,141,133)	(869,991)

Total stockholders' equity	6,008,679	6,208,950

Total liabilities and stockholders' equity	$14,295,144	15,104,587

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Consolidated Statements of Operation
For the Years Ended June 30, 2014 and 2013

	2014	2013

Net sales	$27,444,223	29,538,275
Cost of sales	17,423,851	18,451,673
	-	-
Gross profit	10,020,372	11,086,602

Selling, general, and administrative expenses	9,213,433	9,860,964
Research and development expenses	992,729	1,120,887

Operating income	(185,790)	104,751

Other income (expense):
Interest income	44	681
Interest expense	(231,865)	(260,699)
Other income, net	20,446	24,142

Total other income (expense)	(211,375)	(235,876)

Loss before income tax benefit	(397,165)	(131,125)

Income tax benefit	126,023	86,754

Net loss	$(271,142)	(44,371)

Basic and diluted net loss per common share	$(0.11)	(0.02)

Weighted-average basic and diluted common shares outstanding	2,519,490	2,526,533

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Consolidated Statements of Stockholders' Equity
For the Years Ended June 30, 2014 and 2013

				Total
	Number	Common	Accumulated	stockholders'
	of shares*	stock	deficit	equity
Balances as of June 30, 2012	2,537,730	$7,091,935	(825,620)	6,266,315

Repurchase of common stock	(32,786)	(99,997)	-	(99,997)

Stock-based compensation	13,689	86,639	-	86,639

Issuance of common stock upon exercise of employee stock options	208	364	-	364

Shares issued due to stock split rounding	63	-	-	-

Net loss	-	-	(44,371)	(44,371)

Balances as of June 30, 2013	2,518,904	7,078,941	(869,991)	6,208,950

Stock-based compensation	1,485	70,871	-	70,871

Net loss	-	-	(271,142)	(271,142)

Balances as of June 30, 2014	2,520,389	$7,149,812	(1,141,133)	6,008,679

*Reflects adjusted shares due to 1:5 reverse stock split effective December 19, 2012

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2014 and 2013

	2014	2013
Cash flows from operating activities:
Net income (loss)	$(271,142)	(44,371)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	433,014	435,366
Amortization of intangible and other assets	147,901	118,335
Gain on sale of assets	-	(2,993)
Stock-based compensation expense	70,871	86,639
Change in deferred income tax assets	(126,021)	(86,754)
Provision for doubtful accounts receivable	96,000	180,000
Provision for inventory obsolescence	120,000	206,460
Change in operating assets and liabilities:
Receivables	(3,081)	224,895
Inventories	129,705	(515,416)
Prepaid expenses and other assets	216,324	(281,855)
Prepaid income taxes	20,248	23,615
Accounts payable and accrued expenses	(327,297)	299,185

Net cash provided by operating activities	506,522	643,106

Cash flows from investing activities:
Purchase of property and equipment	(176,958)	(100,438)
Proceeds from sale of property and equipment	-	345

Net cash used in investing activities	(176,958)	(100,093)

Cash flows from financing activities:
Principal payments on long-term debt	(323,633)	(418,386)
Net change in line of credit	24,819	(1,207)
Proceeds from issuance of common stock	-	364
Purchase and retirement of common stock	-	(99,997)

Net cash used in financing activities	(298,814)	(519,226)

Net change in cash and cash equivalents	30,750	23,787

Cash and cash equivalents at beginning of the year	302,050	278,263

Cash and cash equivalents at end of the year	$332,800	302,050

Supplemental disclosure of cash flow information:
Cash paid for interest	$232,571	259,794

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

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

Costs associated with the acquisition of trademarks, trade names, license rights and non-compete agreements are capitalized and amortized using the straight-line method over periods ranging from 3 months to 20 years.

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

The reconciliation between the basic and diluted weighted-average number of common shares for the years ended June 30, 2014 and 2013 is summarized as follows:

	2014	2013
Basic weighted-average number of common shares outstanding during the year	2,519,490	2,526,533
Weighted-average number of dilutive common stock options outstanding during the year	-	-
Diluted weighted-average number of common and common equivalent shares outstanding during the year	2,519,490	2,526,533

Outstanding options not included in the computation of diluted net loss per common share totaled 145,987 as of June 30, 2014 and 161,454 as of June 30, 2013.  These common stock equivalents were not included in the computation because to do so would have been antidilutive.

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

The Company evaluates the need for a valuation allowance on deferred taxes on a quarterly and annual base.  This evaluation considers the level of historical taxable income and projections for future taxable income over the periods which the deferred income tax assets are deductible.  If management determines that it is more likely than not that the Company will not realize the benefits of these deductible differences, a valuation allowance is recorded.

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

As of June 30, 2014, the Company has approximately $82,800 in cash and cash equivalents in excess of the FDIC limits. The Company has not experienced any losses in such accounts.

(p)	Operating Segments

The Company operates in one line of business: the development, marketing, and distribution of a broad line of medical products for the physical therapy and aesthetics markets. As such, the Company has only one reportable operating segment.

The Company groups its sales into physical medicine products and aesthetic products. Physical medicine products made up 91% of net sales for both the years ended June 30, 2014 and 2013. Aesthetics products made up 1% of net sales for both the years ended June 30, 2014 and 2013. Chargeable repairs, billable freight and other miscellaneous revenues account for the remaining 8% of net sales for both the years ended June 30, 2014 and 2013.

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

Advertising costs are expensed as incurred. Advertising expense for the years ended June 30, 2014 and 2013 was approximately $111,900 and $127,400, respectively.

(2)	Inventories

Inventories consist of the following as of June 30:

	2014	2013
Raw materials	$2,783,306	2,732,363
Finished goods	3,709,897	4,002,709
Inventory reserve	(335,355)	(327,519)
	$6,157,848	6,407,553

(3)	Property and Equipment

Property and equipment consist of the following as of June 30:

	2014	2013
Land	$354,743	354,743
Buildings	3,758,524	3,746,472
Machinery and equipment	1,598,770	1,550,633
Office equipment	266,563	263,861
Computer equipment	1,980,746	1,963,414
Vehicles	236,987	266,946
	8,196,333	8,146,069
Less accumulated depreciation and amortization	(5,215,656)	(4,821,122)
	$2,980,677	3,324,947

Depreciation expense for the years ended June 30, 2014 and 2013 was $433,686 and $435,366, respectively.

(4)	Intangible Assets

Identifiable intangible assets and their useful lives consist of the following as of June 30:

	2014	2013

Trade name – 15 years	$339,400	339,400
Domain name – 15 years	5,400	5,400
Non-compete covenant – 4 years	149,400	149,400
Customer relationships – 7 years	120,000	120,000
Trademark licensing agreement – 20 years	45,000	45,000
Backlog of orders – 3 months	2,700	2,700
Customer database – 7 years	38,100	38,100
License agreement – 10 years	73,240	73,240
Total identifiable intangibles	773,240	773,240
Less accumulated amortization	(537,800)	(493,162)
Net carrying amount	$235,440	280,078

Amortization expense associated with the intangible assets was $44,637 for both fiscal years 2014 and 2013. Estimated amortization expense for the identifiable intangibles is expected to be as follows: 2015, $30,680; 2016, $30,680; 2017, $30,680; 2018, 26,430; 2019, 26,430 and thereafter $90,540.

(5)	Warranty Reserve

A reconciliation of the change in the warranty reserve consists of the following for the fiscal years ended June 30:

	2014	2013

Beginning warranty reserve balance	$178,148	181,000
Warranty repairs	(141,471)	(160,267)
Warranties issued	153,648	127,863
Changes in estimated warranty costs	(32,572)	29,552
Ending warranty reserve	$157,753	178,148

(6)	Line of Credit

The Company has a revolving line-of-credit facility with a commercial bank in the amount of $4,500,000. Borrowing limitations are based on 45% of eligible inventory and up to 80% of eligible accounts receivable resulting in a borrowing base of $4,845,000, subject to the $4,500,000 limitation as described above, as of June 30, 2014. As of June 30, 2014 and 2013, the outstanding balance was approximately $3,521,000 and $3,496,000, respectively. Available borrowings as of June 30, 2014 were $979,000.  The line of credit is collateralized by inventory and accounts receivable and bears interest at a rate based on the lender’s 90-day LIBOR rate plus 3%. The interest rate was 3.7% and 3.8% as of June 30, 2014 and 2013, respectively. This line is subject to biennial renewal and matures on October 15, 2014. However, if the line of credit is not extended, the Company will need to find additional sources of financing. Failure to obtain additional financing would have a material adverse effect on our business operations. All borrowings under the line of credit are presented as current liabilities in the accompanying condensed consolidated balance sheet.

Accrued interest is payable monthly. The Company’s revolving line of credit agreement includes covenants requiring the Company to maintain certain financial ratios.  As of June 30, 2014, the Company was not in compliance with one of the loan covenants, however, the bank granted a waiver for the period.

The Company believes that amounts available under the line of credit as well as cash generated from operating activities will continue to be sufficient to meet our short term operating requirements.

(7)	Long-Term Debt

Long-term debt consists of the following as of June 30:

	2014	2013

6.44% promissory note secured by trust deed on real property, maturing January 2021, payable in monthly installments of $13,278	$853,090	953,929

5.235% promissory note secured by building, maturing December 2017, payable in monthly installments of $16,985	644,962	808,326

Promissory note secured by a vehicle, payable in monthly installments of $639 through February 2019	33,913	43,449

8.49% promissory note secured by equipment, payable in monthly installments of $2,097 through December 2014	12,279	35,332

5.887% promissory note secured by a vehicle, payable in monthly installments of $390 through March 2017	12,140	15,970

13.001% promissory note secured by equipment, payable in monthly installments of $70 through October 2015	1,023	1,683

14.305% promissory note secured by equipment, payable in monthly installments of $2,338 through May 2014	-	23,965

5.75% promissory note secured by a vehicle, payable in monthly installments of $435 through October 2013	-	1,695

	1,557,407	1,884,349
Less current portion	(302,274)	(322,573)
	$1,255,133	1,561,776

The aggregate maturities of long-term debt for each of the years subsequent to 2014 are as follows: 2015, $302,274; 2016, $307,773; 2017, $325,687; 2018, $240,098; 2019, $144,707 and thereafter $236,868.

(8)	Leases

The Company leases vehicles under noncancelable operating lease agreements. Lease expense for the years ended June 30, 2014 and 2013, was $16,106 and $15,076, respectively. Future minimum lease payments required under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of 2014 are as follows: 2015, $16,106 and 2016, $7,403.

The Company rents office, warehouse and storage space and office equipment under agreements which run one year or more in duration. The rent expense for the years ended June 30, 2014 and 2013 was $203,361 and $191,659, respectively. Future minimum rental payments required under operating leases that have a duration of one year or more as of June 30, 2014 are as follows: 2015, $94,752; 2016, $84,777; 2017, $54,852; 2018, $5,088 and 2019, $2,544.

During fiscal year 2014, the office and warehouse spaces in Detroit, Michigan and Hopkins, Minnesota were leased on an annual/monthly basis from employees/stockholders; or entities controlled by stockholders, who were previously principals of the dealers acquired in July 2007. The leases are related-party transactions with two employee/stockholders, however, management believes the lease agreements have been conducted on an arms-length basis and the terms are similar to those that would be available to other third parties. During fiscal year 2013 the Company also leased office and warehouse space in Pleasanton, California from an employee/stockholder. In December, 2012, the Company moved its Pleasanton operation to a new, larger location in Livermore, California and entered into a lease agreement with an unaffiliated third party. The expense associated with these related-party transactions totaled $52,200 and $93,300 expense for the fiscal years ended June 30, 2014 and 2013.

(9)	Income Taxes

Income tax benefit (provision) for the years ended June 30 consists of:

	Current	Deferred	Total
2014:
U.S. federal	$-	107,439	107,439
State and local	-	18,584	18,584
	$-	126,023	126,023
2013:
U.S. federal	$-	83,198	83,198
State and local	-	3,556	3,556
	$-	86,754	86,754

The actual income tax benefit (provision) differs from the “expected” tax benefit (provision) computed by applying the U.S. federal corporate income tax rate of 34% to income (loss) before income taxes for the years ended June 30, are as follows:

	2014	2013
Expected tax benefit (provision)	$135,036	44,583
State taxes, net of federal tax benefit	12,265	2,359
R&D tax credit	-	55,000
Incentive stock options	(4,852)	(10,213)
Other, net	(16,426)	(4,975)
	$126,023	86,754

Deferred income tax assets and liabilities related to the tax effects of temporary differences are as follow as of June 30:

	2014	2013
Net deferred income tax assets – current:
Inventory capitalization for income tax purposes	$68,748	72,058
Inventory reserve	130,788	127,732
Warranty reserve	61,524	69,477
Accrued product liability	20,970	23,228
Allowance for doubtful accounts	126,889	96,606
Total deferred income tax assets – current	$408,919	389,101

	2014	2013
Net deferred income tax assets (liabilities) – non-current:
Property and equipment, principally due to differences in depreciation	$(255,835)	(262,726)
Research and development credit carryover	370,757	383,226
Other intangibles	(91,822)	(109,231)
Operating loss carry forwards	280,544	186,172
Total deferred income tax assets (liabilities) – non-current	$303,644	197,441

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

The Company has available at June 30, 2014 and 2013 estimated federal and state net operating loss (“NOL”) carry forwards of $745,605 and $974,484, respectively. The federal NOL will expire in 2030.  The state NOLs will expire depending upon the various rules in the states in which the Company operates.

The Company’s federal and state income tax returns for June 30, 2011, 2012 and 2013 are open tax years.

(10)	Major Customers and Sales by Geographic Location

During the fiscal years ended June 30, 2014 and 2013, sales to any single customer did not exceed 10% of total net sales.

The Company exports products to approximately 30 countries.  Sales outside North America totaled $749,341 or 2.7% of net sales, for the fiscal year ended June 30, 2014 compared to $647,047, or 2.2% of net sales, for the fiscal year ended June 30, 2013.

(11)  Common Stock and Common Stock Equivalents

On July 15, 2003, the board of directors (board) approved an open-market share repurchase program for up to $500,000 of the Company’s common stock. On November 27, 2007, the board approved an additional $250,000 for the open-market share repurchase program after the original $500,000 was used. In February 2011, the board approved an additional $1,000,000 for repurchases under the program. During fiscal year 2010, the board authorized the repurchase of up to $100,000 of stock annually for three years from each of two former distributors that were acquired by the Company in 2007. During the year ended June 30, 2014, the Company did not acquired any shares of common stock. During the year ended June 30, 2013, the Company acquired and retired 32,786 shares of common stock for $99,997.

During the years ended June 30, 2014 and 2013, the Company granted 1,485 and 13,689 shares, respectively, of restricted common stock to directors and officers in connection with compensation arrangements.

The Company maintains a 2005 equity incentive plan for the benefit of employees.  Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other share-based awards may be granted under the plan.  Awards granted under the plan may be performance-based. Effective November 27, 2007, the plan was amended, as approved by the shareholders, to increase the number of shares available by 1,000,000 shares. As of June 30, 2014, 117,451 shares of common stock were authorized and reserved for issuance, but were not granted under the terms of the 2005 equity incentive plan as amended.

The Company granted options to acquire common stock under its 2005 equity incentive plan during fiscal years 2014 and 2013. The options are granted at not less than 100% of the market price of the stock at the date of grant. Option terms are determined by the board, and exercise dates may range from 6 months to 10 years from the date of grant.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2014	2013
Expected dividend yield	0%	0%
Expected stock price volatility	69%	69%
Risk-free interest rate	2.53%	1.74%
Expected life of options	10 years	10 years

The weighted average fair value of options granted during fiscal years 2014 and 2013 was $1.89 and $2.03, respectively.

The following table summarizes the Company’s stock option activity during the reported fiscal years:

	2014			2013
			Weighted
		Weighted	average		Weighted
	Number	average	remaining	Number	average
	of	exercise	contractual	of	exercise
	shares	price	term	shares	price

Options outstanding at beginning of the year	163,868	$6.51	4.12 years	173,089	$6.48
Options granted	3,598	2.42		1,352	2.70
Options exercised	-	-		(208)	1.75
Options canceled or expired	(11,862)	6.01		(10,365)	5.69

Options outstanding at end of the year	155,604	6.45	3.56 years	163,868	6.51

Options exercisable at end of the year	137,804	7.09		138,920	7.20

Range of exercise prices at end of the year		$1.75 – 8.60			$1.75 – 8.60

The Company recognized $70,871 and $86,639 in stock-based compensation for the years ended June 30, 2014 and 2013, respectively, which is included in selling, general, and administrative expenses in the consolidated statements of operations. The stock-based compensation includes amounts for both restricted stock and stock options under ASC 718.

As of June 30, 2014 there was $387,855 of unrecognized stock-based compensation cost that is expected to be expensed over periods of four to nine years.
The aggregate intrinsic value on the date of exercise of options exercised during the year ended June 30, 2013 was $386. No options were exercised during the fiscal year 2014. The aggregate intrinsic value of the outstanding options as of June 30, 2014 and 2013 was $8,732 and $734, respectively.

(12)	Employee Benefit Plan

The Company has a deferred savings plan which qualifies under Internal Revenue Code Section 401(k). The plan covers all employees of the Company who have at least six months of service and who are age 20 or older. For fiscal years 2014 and 2013, the Company made matching contributions of 25% of the first $2,000 of each employee’s contribution. The Company’s contributions to the plan for 2014 and 2013 were $39,056 and $35,167, respectively. Company matching contributions for future years are at the discretion of the board of directors.

(13)	Subsequent Events

On August 8, 2014, the Company sold the building that houses its operations in Utah and leased back the premises for a term of 15 years. The sale price was $3.8 million.  Proceeds from the sale were used to reduce debt obligations of the Company.  The profit generated from the sale will be sufficient to utilize the majority, if not all of the Company’s deferred tax assets.  As a result of this repayment of debt, our maximum credit facility under the line of credit was changed to $2,500,000 in August, 2014.

(14)	Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This Update clarifies the accounting for equity awards in which the performance target (ie IPO) could be achieved after the requisite service period. The guidance require a performance target that affects vesting and that could be achieved after the service period be treated as a performance condition and not be reflected in the fair value of the award. Therefore, the compensation costs will begin to be recognized when it becomes probable that the performance target will be achieved.  If the requisite service period is complete, the entire amount of compensation costs should be recognized at that time. This Update is effective for reporting periods beginning after December 15, 2015. The Company currently does not have any stock-based awards meeting the criteria noted so the Company doesn’t expect this Update to have a significant impact on its financials However, it will evaluate new grants and ensure the guidance is followed if these types of grants are made.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. This Update eliminates different accounting treatments for repurchase agreements so the accounting for repurchase-to-maturity and linked repurchase financings to secured borrowings is consistent with other repurchase agreements. The amendment also requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements and increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. This Update is effective for reporting periods beginning after December 15, 2014. Since the Company does not have the repurchase agreements identified in the Update, the Company doesn’t expect this Update to have a significant impact on its financials.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customer  (Topic 606). This Update provides new revenue recognition guidance that will be applicable for all industries and develops a common revenue standard for GAAP and IFRS. The main purpose of the new guidance is to remove inconsistencies, provide a more robust framework, improve comparability among industries, improve disclosure requirements and reduce the number of requirements to which an entity must refer. The guidance outlines the following five steps that should be followed in recognizing revenue:

1.	Identify contract with customer

2.	Identify the performance obligations in the contract

3.	Determine the transaction price

4.	Allocate the transaction price to the performance obligations in the contract

5.	Recognize revenue when the performance obligation is satisfied.

The update also provides disclosure requirements requiring entities to provide sufficient information to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This Update is effective for public entities for reporting periods beginning after December 15, 2016 and for all other entities, it is effective for periods beginning after December 15, 2017.  Due to the extensive nature of this Update, the Company is evaluating the impact this new guidance will have on its financials.

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

Date: September 29, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kelvyn H. Cullimore, Jr.	Chairman, President, CEO	September 22, 2014
Kelvyn H. Cullimore, Jr.	(Principal Executive Officer)

/s/ Terry M. Atkinson	Chief Financial Officer	September 22, 2014
Terry M. Atkinson, CPA	(Principal Accounting Officer and
Principal Financial Officer)

/s/ Larry K. Beardall	Director, Executive	September 22, 2014
Larry K. Beardall	Vice President

/s/ Howard L. Edwards	Director	September 22, 2014
Howard L. Edwards

/s/ Joseph H. Barton	Director	September 22, 2014
Joseph H. Barton

/s/ R. Scott Ward	Director	September 22, 2014
R. Scott Ward