Form 10-K/A
period 2014-06-30
DYNATRONICS CORP
filed 2014-10-28
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Transitional Small Business Disclosure Format (Check one):  Yes   ☐      No ☑

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, originally filed with the Securities and Exchange Commission (“Commission”) on September 29, 2014 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended June 30, 2014.

Certain information in “Item 1A Risk Factors” and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” is also updated in this Amendment to conform to recent events involving our bank line of credit. No changes were made to Registrant’s financial statements included in the Original Filing.Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to September 29, 2014.

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

In August 2014, we sold our Cottonwood Heights facility housing our principal executive offices and manufacturing facilities to an investment group for $3,800,000 and leased the facility back for a 15-year term.  Profit from the sale was $2,250,000.  Accounting rules require that we recognize the gain ratably over the 15-year life of the lease and that we capitalize the lease.  We used the proceeds from the sale to satisfy all mortgage obligations on the building, and to pay applicable taxes and closing and other transaction costs. We also used $2,100,000 of the proceeds to pay down our line of credit.  In the aggregate, we applied the proceeds from the sale of this building to pay down debt by approximately $2,750,000.  Due to the lease being capitalized, we will be required to recognize approximately $11,000 more in monthly occupancy costs.  However, our actual monthly rental payments of $27,000 in cash will be offset by reductions in principal and interest payments on the former mortgage and line of credit.

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

Our Products

We sell products manufactured by others as well as our own product lines.  Sales are split 54%-47%, favoring sales of products manufactured by others that we distribute.  These include a broad line of medical equipment for physical medicine applications including therapy devices, medical supplies and soft goods, treatment tables and rehabilitation equipment.  Our products are used primarily by physical therapists, chiropractors, sports medicine practitioners, podiatrists, physicians and other physical medicine professionals.

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

At the scheduled maturity of our credit facilities or in the event of an acceleration of a debt facility following an event of default, the entire outstanding principal amount of the indebtedness under such facility, together with all other amounts payable thereunder from time to time, will become due and payable. It is possible that we may not have sufficient funds to pay such obligations in full at maturity or upon such acceleration. If we default and are not able to pay any such obligations due, our lenders have liens on substantially all of our assets and could foreclose on our assets in order to satisfy our obligations. If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance our indebtedness and other financial transactions, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms, if at all. Our line of credit with a bank matures on October 31, 2014 and is expected to be extended until January 31, 2015 without further extensions, which will require that we obtain financing from another financial institution.  There is no assurance we will be successful in obtaining a new credit facility from another lender.  In addition, any refinancing of our indebtedness could be at significantly higher interest rates, and/or result in significant transaction fees.

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

Our articles of incorporation authorize the issuance of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. Our board of directors (“Board of Directors” or “Board”) has the authority to issue additional shares of common and preferred stock up to the authorized capital stated in the articles of incorporation. Our Board of Directors may choose to issue some or all of such shares of common or preferred stock to acquire one or more businesses or to provide additional financing in the future.  From time to time, we have issued and we expect we will continue to issue stock options or restricted stock grants to employees and non-employee directors pursuant to our equity incentive plan.  Investors may experience dilution as the options vest and are exercised by their holders and the restrictions lapse on the restricted stock grants. In addition, we may issue stock to raise capital to fund our growth initiatives, in connection with acquisitions of other companies, or warrants in connection with the settlement of obligations and or indebtedness with vendors and suppliers, which may result in investors experiencing dilution.  The issuance of any such shares of common or preferred stock may result in a reduction of the book value or market price of the outstanding shares of our common stock.  If we do issue any such additional shares of common stock or securities convertible into or exercisable for the purchase of common stock, such issuance also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change of control of our corporation.

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

Shareholders

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

Purchases of Equity Securities

In February 2011, the Board of Directors approved $1,000,000 for open market share repurchases of the Company’s common stock. During fiscal year 2010, the Board also approved the repurchase of up to $100,000 of stock annually for three years from each of two former distributors whose businesses were acquired by the Company in 2007. During the year ended June 30, 2013, we purchased 32,786 shares of common stock from one of the former distributors for $99,997.  No purchases of common stock were made during the quarter or the year ended June 30, 2014.

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

Interest Expense

Interest expense decreased by $28,834, to $231,865 in fiscal year 2014 compared to $260,699 in fiscal year 2013 due to lower balances on our long-term debt compared to fiscal year 2013.  In August 2014, we sold our Cottonwood Heights facility housing our principal executive offices and manufacturing facilities to an investment group and leased the facility back for a 15-year term.  We used the proceeds from this sale to retire the mortgage loan on the property and to pay down our line of credit by approximately $2,100,000.

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

The line of credit agreement includes covenants requiring us to maintain certain financial ratios.  As of June 30, 2014, we were not in compliance with one of the loan covenants; however, the bank granted a waiver for the period.  The line of credit matures on October 31, 2014.  On October 3, 2014, the bank informed us that it did not intend to renew the line, but would extend it until January 31, 2015 to allow us time to find a new lending partner.  We intend to seek and expect to obtain a new credit facility with other lenders. We have also entered into an agreement with a placement agent to seek equity funding to provide working capital for the Company.  Failure to obtain a new credit facility with another lender or to obtain the equity funding will have a material adverse effect on our business operations.

We believe that amounts available under the line of credit as well as cash generated from operating activities will continue to be sufficient to meet our short term operating requirements.

As previously explained in this report, in order to assure adequate availability of operating capital under our line of credit and to more fully take advantage of accumulated deferred tax assets, on August 8, 2014, we sold our building that houses operations in Utah and leased back the premises for a term of 15 years.  The sales price was $3,800,000.  We used the proceeds from the sale to pay off the mortgage on the property, pay down amounts outstanding on our line of credit and reduce debt obligations.  The profit realized from the sale will be sufficient to utilize the majority, if not all of our deferred tax assets in fiscal year 2015.  As a result of this repayment of debt, our maximum credit facility under the line of credit was changed to $2,500,000 in August 2014.  Our outstanding balance under the line as of September 30, 2014 was approximately $1,172,000.

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

Stock Repurchase Plans

Our Board of Directors adopted a stock repurchase plan authorizing repurchases of shares in the open market, through block trades or otherwise.  Decisions to repurchase shares under this plan are based upon market conditions, the level of our cash balances, general business opportunities, and other factors.  Our Board of Directors periodically approves the dollar amounts for share repurchases under the plan.  As of June 30, 2014, $448,450 remained available under the Board’s authorization for purchases under the plan.  There is no expiration date for the plan.  No purchases were made under this plan during the fiscal quarter and year ended June 30, 2014.

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

Our efforts to prudently reduce costs in the face of some economic uncertainty have made us a leaner operation.  During fiscal year 2013, we implemented almost $1,000,000 in expense reductions.  In fiscal year 2014, we reduced costs by an additional $648,000.  We will continue to be vigilant in maintaining appropriate overhead costs and operating costs while still providing support for anticipated increases in sales from our new products.

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

Item 9B.  Other Information

None.

Item 10.  Directors, Executive Officers, and Corporate Governance

The Board comprises experienced leaders in their respective fields. Many of the current directors currently hold or have held senior leadership positions in domestic and international companies. Most of them have also served for several years on our Board of Directors, gaining deep insight into our operations and our industry.  In these positions with the Company and with other enterprises, the nominees have also gained significant and diverse management experience, including strategic and financial planning, public company financial reporting, compliance, risk management and leadership development. Several of the directors also have experience serving as executive officers, or on boards of directors and board committees of other public companies, and have an understanding of corporate governance practices and trends.

The following information describes the skills, qualities, attributes and experience of each of the nominees that led the Board to determine that these directors are qualified to serve as members of our Board of Directors in the capacities indicated.

Kelvyn H. Cullimore, Jr. Chairman, Chief Executive Officer and President Age 57 Director since 1983
Mr. Cullimore has been our Chairman since January 2005 and President and Chief Executive Officer since 1992.  He served as our Secretary/Treasurer from 1983 to 1992 and as Administrative Vice President from 1988 to 1992. Mr. Cullimore graduated cum laude from Brigham Young University in 1980 with a Bachelor’s degree in Financial and Estate Planning.  In addition to his involvement with Dynatronics, Mr. Cullimore served as Executive Vice President and a director of our former parent company.  Mr. Cullimore has served previously on the board of directors of a printing company, lumber company, theater and restaurant company and travel agency.  Mr. Cullimore is a member of the board and serves as Secretary of the Medical Device Manufacturers Association, a national medical device trade association headquartered in Washington D.C.  He also serves as the Mayor of Cottonwood Heights, Utah, a suburb of Salt Lake City, where our corporate headquarters are located.  Based on his experience in management, his long association with and effective leadership of the Company, and his prominence in national associations in our industry, we believe Mr. Cullimore is well qualified to serve on our Board.

Larry K. Beardall Executive Vice President of Sales and Marketing Age 57 Director since 1986
Mr. Beardall was appointed as our Executive Vice President in December 1992.  He has been a director and the Vice President of Sales and Marketing since July 1986.  Mr. Beardall joined us in February 1986 as Director of Marketing.  He graduated from Brigham Young University with a Bachelor’s degree in Finance in 1979.  Prior to his employment with the Company, Mr. Beardall worked as Manager of Mergers and Acquisitions with GTE Corporation in Durham, North Carolina and then as National Sales Manager of Donzis Protective Equipment, a supplier of protective sports equipment in Houston, Texas.  He also served on the board of directors of Nielsen & Nielsen, Inc., the marketing arm for Donzis.  Based on Mr. Beardall’s experience and background in our industry, we believe that he is qualified to serve on our Board

Howard L. Edwards* Director Age 82 Director since 1997
Since 1987, Mr. Edwards has served on the National Advisory Council of Dixie State University (St. George, Utah) and from 1974 to 1983 he served on the Alumni Board of Brigham Young University.  From 1970 until 1996, Mr. Edwards served on the board of directors of Lerch Bates and Associates. From 1968 to 1995, Mr. Edwards served in various capacities at Atlantic Richfield Company (ARCO) and its predecessor, the Anaconda Company, including Corporate Secretary, Vice President, Treasurer and General Attorney.  Mr. Edwards graduated from the George Washington University School of Law and holds a Bachelor’s degree in Finance and Banking from Brigham Young University. Based on Mr. Edwards’ substantial experience in operations of multi-national businesses and boards of directors, we believe that Mr. Edwards is well qualified to serve on our Board.

Joseph H. Barton* Director Age 85 Director since 2004
Since 2000, Mr. Barton has served on the board of directors of EcoNova, Inc., a privately held Utah corporation engaged in the design and installation of water purification systems. Mr. Barton also served on our Board of Directors from 1996 to 2002 before taking a two-year hiatus.  He has held various executive positions, including President of J.H. Barton Construction Company, Senior Vice President of Beverly Enterprises, and President of KB Industries, a building and land development company.  Mr. Barton also served as Senior Vice President of GranCare, Inc. from 1989 to 1994.  He received a Civil Engineering degree from the University of California at Berkeley. Based on Mr. Barton’s experience, insight, and background in business, we believe that he is well qualified to serve on our Board.

R. Scott Ward, PhD* Director Age 57 Director since 2013

Dr. Ward serves as the chairman of the Department of Physical Therapy at the University of Utah.  He is the past president of the American Physical Therapy Association, a position he held from 2006 to 2012.  In addition, Dr. Ward served as chair of the rehabilitation committee of the American Burn Association. He has published extensive research studies related to wound care and burn rehabilitation.  Dr. Ward received a Bachelor of Arts degree in Physical Therapy and a Doctor of Philosophy degree in Physiology from the University of Utah. Based on Dr. Ward’s prominence in his field, and his extensive experience and expertise in physical therapy, we believe that Dr. Ward is well qualified to serve as a member of our Board of Directors.

* Denotes member of the Audit and Compensation Committees of our Board of Directors.

Independence

We continue to monitor the rules and regulations of the SEC and the NASDAQ Stock Market to ensure that a majority of our Board of Directors are deemed to be independent.  Our Board of Directors has determined, after considering all of the relevant facts and circumstances, that each of Mr. Edwards, Mr. Barton and Dr. Ward is independent within the meaning of the applicable NASDAQ Marketplace Rules.  This means that the Board of Directors has determined that each of these directors (1) is not an officer or employee of Dynatronics or its subsidiary, and (2) has no direct or indirect relationship with Dynatronics that would interfere with the exercise of his independent judgment in carrying out his responsibilities of a director.  As a result, the Board of Directors has determined that we have a majority of independent directors as required by the NASDAQ Marketplace Rules.  The Board also has determined that each independent director also qualifies as “independent” as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and as that term is defined under NASDAQ Rule 4200(a) (15).  In addition, each member of the Audit Committee is independent as required under Section 10A (m) (3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Involvement in Certain Legal Proceedings

None of our directors has been, during the past 10 years:

(i)
involved in any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

(ii)	named in as a defendant or counter-claimant in any civil litigation;

(iii)	convicted or plead nolo contendere in any criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

(iv)
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities, futures, commodities or banking activities;

(v)
found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

(vi)	involved in any judicial or administrative proceeding resulting from involvement in mail or wire fraud or fraud in connection with any business entity;

(vii)
involved in any judicial or administrative proceedings based on violations of federal or state securities , commodities, banking or insurance laws and regulations , or any settlement to such actions ( other than settlements of civil proceedings among private parties);

(viii)	involved in any disciplinary sanction or orders imposed by a stock, commodities or derivatives exchange or other similar self- regulatory organization.

Committees

Our Board of Directors has two standing committees: the Compensation Committee and the Audit Committee.  Each of these committees is comprised solely of independent directors.  The Board of Directors does not have a standing nominating committee or other committee that recommends qualified candidates to the Board of Directors for nomination or election as directors.

Compensation Committee

The Compensation Committee is responsible for reviewing and approving, where required, the compensation, as well as evaluating the performance, of our principal executive officer and other executive officers, and advising and assisting management in developing our overall compensation strategy to assure that it promotes shareholder interests, supports our strategic and tactical objectives, and provides for appropriate rewards and incentives for our management and employees.  In exercising its responsibilities, the Compensation Committee establishes and monitors policies governing the compensation of executive officers, reviews the performance of and determines salaries and incentive compensation for executive officers, and makes option awards to those individuals.  Additionally, the Compensation Committee administers our stock plans and reviews and approves the structure of our bonus plans.  The Compensation Committee has a written charter, a copy of which is available on our corporate Web site, www.dynatronics.com, under “Company Information, Investor Relations, Company Policies.”

The following independent directors are members of the Compensation Committee: Howard L. Edwards (chair), Joseph H. Barton, and R. Scott Ward.  The Compensation Committee held no meetings during fiscal year 2014.

Audit Committee

The Audit Committee, which has been established in accordance with requirements of Section 3(a)(58)(A) of the Exchange Act is comprised of the following independent directors: Howard L. Edwards (committee chairman), Joseph H. Barton and R. Scott Ward. The Board of Directors has determined that each member of the Audit Committee: (i) is independent, (ii) meets the financial literacy requirements of the NASDAQ Marketplace Rules, and (iii) meets the enhanced independence standards established by the SEC.  In addition, the Board has determined that Mr. Edwards qualifies as an “audit committee financial expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Exchange Act by the SEC.

The Audit Committee is primarily concerned with the integrity of our financial statements, the independence, qualifications and performance of our independent registered public accounting firm, and our compliance with legal requirements.  The Audit Committee operates under a written charter approved by the Board of Directors and the Audit Committee that reflects standards and requirements adopted by the SEC and the NASDAQ Stock Market.  The Audit Committee Charter can be found on our website, www.dynatronics.com, under “Company Information, Investor Relations, Company Policies.”  The Audit Committee held four meetings during fiscal year 2014.  Each member of the Audit Committee attended at least 75% of the Audit Committee’s meetings.

According to its charter, the Audit Committee’s duties include selecting and engaging our independent registered public accounting firm; reviewing the scope of the audit to be conducted by our independent registered public accounting firm; overseeing our independent registered public accounting firm and reviewing the results of its audit; reviewing our financial reporting processes, including the accounting principles and practices followed and the financial information provided to shareholders and others; overseeing our internal control over financial reporting and disclosure controls and procedures; and serving as our legal compliance committee.

Meetings of the Board of Directors

There were 10 meetings of the Board of Directors held during fiscal year 2014.  No director attended fewer than 75% of these meetings.

Executive Sessions of Independent Directors

The independent directors meet in executive session at scheduled times and as needed during the year.  During the year ended June 30, 2014, the independent directors did not met in executive session.

Board Leadership Structure and Role in Risk Oversight

Kelvyn H. Cullimore, Jr. serves as the Chairman of our Board of Directors and as our Chief Executive Officer.  We do not have a formal policy with respect to separation of the offices of chairman of the board and chief executive officer, and the Board of Directors believes that flexibility in appointing the Chairman and Chief Executive Officer allows the Board of Directors to make a determination as to such positions from time to time and in a manner that it believes is in the best interest of the Company and its shareholders.

The Board of Directors believes that the traditional practice of combining the roles of Chairman of the Board and Chief Executive Officer currently provides the preferred form of leadership for the Company.  Given Mr. Cullimore’s long tenure and vast experience with the Company and our industry, the tremendous respect which he has earned from employees, business partners and shareholders, as well as other members of the medical device manufacturers industry, and his proven leadership skills, the Board of Directors believes the best interests of our shareholders are met by Mr. Cullimore’s continued service in both capacities.  The Board of Directors also believes that Mr. Cullimore’s performance of both responsibilities encourages clear accountability and effective decision-making, and provides strong leadership for our employees and other stakeholders.

Given the experience and qualifications our directors contribute to the Board’s activities, we have implemented a number of practices designed to encourage effective corporate governance.  These practices include:

•	the requirement that at least a majority of the directors meet the standards of independence applicable to the Company;

•
the appointment of Howard L. Edwards as lead independent director, empowered to schedule and conduct meetings of the independent directors, communicate with the Chairman of the Board, disseminate information to the Board and raise issues with management on behalf of the independent directors when appropriate;

•
executive sessions of the independent members of the Board of Directors and committee meetings which include individual sessions with representatives of the Company’s independent registered public accounting firm, as well as the CFO and CEO; and

•	completion of performance evaluations of the CEO by the Compensation Committee.

Our management is primarily responsible to manage risk and inform the Board of Directors regarding the most material risks confronting us and our business. The Board of Directors has oversight responsibility of the processes established to monitor and manage such risks.  The Board of Directors believes that such oversight function is the responsibility of the entire Board of Directors through frequent reports and discussions at regularly scheduled Board meetings.  In addition, the Board has delegated specific risk management oversight responsibility to the Audit Committee and to the independent members of the Board of Directors.  In particular, the Audit Committee oversees management of risks related to accounting, auditing and financial reporting and maintaining effective internal controls for financial reporting.  The independent members of the Board of Directors oversee risk management related to corporate governance practices and executive compensation plans and arrangements.  These specific risk categories and our risk management practices are reviewed by the entire Board of Directors in the ordinary course of regular Board meetings.

Communications with the Board of Directors

Shareholders may communicate directly with our Board of Directors by writing to them at Board of Directors, c/o Vice President of Administration, Dynatronics Corporation, 7030 Park Centre Drive, Cottonwood Heights, Utah 84121.  All communications received in this manner will be opened by the Secretary of the Company for the sole purpose of determining whether the contents represent a message to our directors; after which they will be forwarded to the director or directors to whom addressed, except for communications that are (1) advertisements, promotions of a product or service, patently offensive material or matters deemed inappropriate for the Board of Directors, (2) solely related to complaints with respect to ordinary course of business customer service and satisfaction issues, or (3) clearly unrelated to our business, industry, management, Board of Directors, or related committee matters.

Code of Conduct and Ethics

We have established a Code of Business Ethics that applies to our officers, directors and employees.  The Code of Business Ethics contains general guidelines for conducting our business consistent with the highest standards of business ethics, and is intended to qualify as a “code of ethics” within the meaning of the Exchange Act and as a “code of business conduct and ethics” within the meaning of the NASDAQ Marketplace Rules.

All of our directors, officers and employees must act in accordance with our Code of Business Ethics.  Employees and directors are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Business Conduct and Ethics.  In addition, our Audit Committee has established procedures to receive, retain and treat complaints received regarding accounting, internal accounting controls, or auditing matters, and to allow for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

The Code of Business Ethics is available on our website at www.dynatronics.com, in the “Company Information, Investor Relations, Company Policies” section.  A copy may also be obtained by writing to the Vice President of Administration, Dynatronics Corporation, 7030 Park Centre Drive, Cottonwood Heights, Utah 84121.

Compensation Committee Interlocks and Insider Participation

No member of our Board of Directors is employed by us except for Kelvyn H. Cullimore, Jr. (President and Chief Executive Officer) and Larry K. Beardall (Executive Vice President).  None of our executive officers serves on the board of directors of another entity whose executive officers serve on the Compensation Committee of our Board of Directors.  No officer or employee of Dynatronics participated in deliberations of our Compensation Committee concerning executive officer compensation.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

The Compensation Committee oversees our executive compensation program and reviews all compensation decisions relating to our executive officers, including our principal executive officer. The Compensation Committee evaluates both performance and compensation to ensure that we are able to attract and retain the best possible employees in key positions and that the compensation provided to key employees remains competitive with the compensation provided to employees of our peer group comprised of companies of comparable revenue and market capitalization in the diversified high technology market.  The following is a discussion of our compensation program for compensation of our Named Executive Officers and directors.

Compensation Program Objectives

Executive compensation is determined by several factors.  The following are the main objectives of our executive compensation program as determined by the Compensation Committee:

•	Retention of qualified officers.

•
Providing overall corporate direction for the officers and also to provide direction that is specific to officer’s respective areas of authority.  The level of compensation amongst the officer group, in relation to one another, is also considered in order to maintain a high level of satisfaction within the leadership group. We consider the relationship that the officers maintain to be one of the most important elements of the leadership group.

•	Providing a performance incentive for the officers.

The compensation program is designed to reward the officers in the following areas:

•	Achievement of specific goals

•	Creativity in the form of innovative ideas and analysis for new programs and projects

•	New program implementation

•	Attainment of company goals, budgets, and objectives

•	Results-oriented determination and organization

•	Positive and supportive direction for company personnel

The Compensation Committee determines the portion of compensation allocated to each element for each individual executive officer.  The discussions of compensation practices and policies are of historical practices and policies.  Our Board of Directors and the Compensation Committee expect to continue these policies and practices, but will reevaluate the practices and policies as they consider advisable.

The principal elements of our executive compensation program include:

•	Base salary

•	Performance bonus

•	Stock options and stock awards

•	Employee benefits in the form of:

	o	health and dental insurance

	o	life insurance

•	Other benefits including use of Company automobile and cell phone

Base salary

Base salary is intended to provide competitive compensation for job performance and to attract and retain qualified executive officers.  The base salary level is determined by considering several factors inherent in the market place such as: the size of the company; the prevailing salary levels for the particular office or position; prevailing salary levels in a given geographic locale; and the qualifications and experience of the executive officer. In determining the salary of the executive officers, the Compensation Committee considered the comparable salary levels provided by various published executive compensation survey reports for the medical device industry.

Performance bonus

Bonuses are based on company performance.  A percentage formula based on our pre-tax profit is used in determining the performance bonus for the executive officers.

Stock options and stock awards

Stock ownership is provided to enable executive officers to participate in our success.  The direct or potential ownership of stock is expected to provide the incentive to expand the involvement of the executive officer to include, and therefore be mindful of, the perspective of our shareholders.

Employee benefits

Employee benefits for the executive officers are selected to provide security.  Most notably, insurance coverage for health, life, and disability are intended to provide a level of protection that will enable the executive officers to function without having the distraction of having to manage undue risk.  The health insurance also provides access to preventative medical care which will help the executive officers function at a high energy level, manage job related stress, and contribute to the overall well being of the executive officers, all of which contribute to an enhanced job performance.

Other benefits

Other employee benefits such as cell phones and automobile usage are directly related to job functions and contain a personal use element which is considered to be a goodwill gesture that contributes to enhanced job performance.

As discussed above, the Compensation Committee determines the portion of compensation allocated to each element for each individual executive officer.  As a general rule, base salary is competitively based while giving consideration to employee retention, qualifications, performance, and general market conditions.  Typically, stock options are based on the current market value of the underlying common shares and how that will contribute to the overall compensation of the executive officer.  Consideration is also given to the fact that the option has the potential for an appreciated future value.  As such, this future value may in fact be the most significant factor of the option, but it is also more difficult to quantify as a benefit to the executive officer.

Accordingly, in determining our compensation program, as well as setting the compensation for each executive officer, the Compensation Committee attempts to attract the interest of the executive officer within the constraints of a compensation package that is fair and equitable to all parties involved.

Employment Agreements and Potential Payments Upon Termination or Change in Control

We believe it is in our best interests to secure the services of key executives and that it is appropriate to provide these executives with protection should their employment with Dynatronics be terminated under certain circumstances.  Therefore, we have entered into written employment contracts with Larry K. Beardall, our Executive Vice President and Kelvyn H. Cullimore, Jr., our Chairman, President, and CEO.  These agreements were approved by the Compensation Committee.

The compensation package under each of these contracts includes a salary, an automobile allowance, an annual bonus based on pre-tax operating profit (at rates established by the Compensation Committee), and stock and/or stock options granted under our 2005 Equity Incentive Plan and the 1992 Stock Option Plan, as amended and restated.  They also receive other welfare and employee benefits that are standard in such agreements, including, by way of example, health insurance, and paid vacation.  These contracts also contain a provision granting the executives certain rights and protections in the event of a change in control.

As defined in these employment contracts, a “change of control” will occur in transactions such as an acquisition of Dynatronics through a purchase of shares or assets, or by merger, in which any person is or becomes the beneficial owner (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities representing 50% or more of the combined voting power of our then outstanding voting securities; or the composition of the Board of Directors is changed such that the former members of the Board of Directors cease to constitute at least a majority of the Board of Directors; or our shareholders approve an agreement for the sale or disposition by us of all or substantially all of our assets.

If a change of control occurs and the employment of Mr. Beardall is terminated within 18 months thereof, he is to be paid 12 months of salary and a lump sum of $400,000.  If a change of control occurs and the employment of Mr. Cullimore, Jr. is terminated within 18 months thereof, he is to be paid 12 months of salary and a lump sum of $500,000.  All stock options, stock awards, warrants and other similar rights granted by us to each executive prior to termination will immediately and entirely vest and will be immediately delivered to the executive without restriction or limitation of any kind (except for normal transfer restrictions required by law).  Each agreement also provides that we will transfer to each executive title, free and clear of all encumbrances, to either (i) the Company-owned vehicle used by the executive at the time of termination, or (ii) a vehicle of substantially similar market value.

These employment contracts terminate upon the executive’s death or disability or termination of their employment for cause.  The employment contracts also contain covenants against competition by each executive during the term of his employment and for two years after the termination of his employment for any reason.

401(k) Plan

Dynatronics has adopted a 401(k) plan.  Employees who are 20 years of age or older and have completed at least six months of service with us are eligible to participate in the 401(k) plan.

Eligible employees may make contributions to the 401(k) plan in the form of salary deferrals of up to 20% of total compensation, not to exceed $17,000, the maximum allowable amount of salary deferrals for calendar year 2014.  We match annual employee contributions at 25% of employee contributions, up to a maximum of $500 per employee per year.

Participants in the 401(k) plan are fully vested in their salary deferral contributions and vest 20% per year after two years of participation in matching contributions.  Amounts deferred by Named Executive Officers in the 401(k) plan, along with the 25% matching contributions, are included under “Other Compensation” in the Summary Compensation Table.

Summary Compensation Table 2014 and 2013

The following table summarizes information concerning the compensation awarded to, earned by or paid to, our Chief Executive Officer (principal executive officer) during fiscal years 2014 and 2013 and our two other highest paid executive officers earning in excess of $100,000 for services rendered in all capacities (collectively, the “Named Executive Officers”) who were serving in such capacities as of June 30, 2014.

Name and principal position	Year ended June 30,	Salary ($)	Bonus ($)	Stock awards ($) (Note 2)	Option awards ($)	Nonequity incentive plan compen-sation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($) (Note 1) (i)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Kelvyn H. Cullimore, Jr.,	2014	$175,600	$0	$0	$0	$0	$0	$27,745	$203,345
Chairman, President/CEO	2013	$175,600	$13,652	$0	$0	$0-	$0-	$25,667	$214,919

Larry K Beardall,	2014	$160,600	$0	$0	$0	$0	$0	$24,427	$185,027
Executive Vice President	2013	$160,600	$7,782	$0	$0	$0	$0	$22,739	$191,121

Bryan D. Alsop	2014	$128,000	$0	$0	$0	$0	$0	$13,389	$141,389
VP Information Technology	2013	$128,000	$2,456	$0	$0	$0	$0	$13,322	$143,778

(1)
For each of the individuals listed in the table above, “All Other Compensation” includes but is not limited to perquisites including the dollar value of insurance premiums paid with respect to health and dental insurance, use of Company paid automobile, and cellular phone.

Outstanding Equity Awards as of Fiscal Year-End 2014

The following table summarizes the outstanding equity awards held by our Named Executive Officers as of June 30, 2014:

	Option Awards					Stock Awards
Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares or units of stock that have not vested ($) (h)	Equity incentive plan awards: number of unearned shares, units, or other rights that have not vested (#) (i)	Equity incentive plan awards: market or payout value of unearned shares, units, or other rights that have not vested ($) (j)
Kelvyn H. Cullimore, Jr.	-	-	-	-	-	72,000	$267,840	-	-
Principal Executive Officer	8,000	-	-	$8.60	5/24/15	-	-	-	-
	6,000	-	-	$7.10	11/22/15	-	-	-	-
Larry K. Beardall	-	-	-	-	-	32,000	$119,040	-	-
	8,000	-	-	$8.60	5/24/15	-	-	-	-
	5,000	-	-	$7.10	11/22/15	-	-	-	-

Bryan D. Alsop	2,500	2,500	-	$4.15	7/28/19	-	-	-	-

Equity Compensation Plans

We have two equity compensation plans, the Amended and Restated 1992 Stock Option Plan (the “1992 Plan”) and the 2005 Equity Incentive Plan (the “2005 Plan”).  Both plans were approved by our shareholders.  Nonstatutory and statutory options and other awards have been granted to our employees, officers, directors and consultants under these plans.  The Compensation Committee of our Board of Directors administers both plans.  As of June 30, 2014, options for the purchase of 137,804 shares were exercisable and a total of 155,604 shares were outstanding under these plans.

With the adoption of the 2005 Plan, our Board of Directors determined that no further awards would be granted under the 1992 Plan.  As of June 30, 2014, a total of 117,451 shares were available for issuance through options or awards yet to be granted under the 2005 Plan.  During the fiscal year ended June 30, 2014, each of the three independent directors received 495 shares of restricted common stock under the 2005 Plan.

The following table sets forth information as of June 30, 2014 about our stock option plans and our non-plan options under which our equity securities are authorized for issuance.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Voting Securities and Principal Shareholders

The following tables contain information as of October 15, 2014 (the “Table Date”) with respect to beneficial ownership of shares of our common stock, for (1) all persons known to be holders of more than 5% of our voting securities based solely on our review of SEC filings, (2) each director, (3) each Named Executive Officer in the Summary Compensation Table of this Proxy Statement holding office on the Table Date, and (4) all executive officers and directors as a group.  As of the Table Date, 2,520,389 shares of common stock were issued and outstanding.  Unless noted otherwise, we believe each person named below has sole voting and investment power with respect to the shares indicated.  In addition, unless otherwise indicated, the address of the shareholder is the address of our principal executive office, 7030 Park Centre Drive, Cottonwood Heights, Utah 84121.

Security Ownership of Holders of More than 5% of Voting Securities

Name of Beneficial Owner	Number of Shares(1)		Percent of Class

Stephen Cyman
50760 Metzen Dr.
Chesterfield, MI 48051	148,408		5.9%

John Rajala/Rajala Family Trust
12 Red Maple Place
Danville, CA 94506	142,492	(2)	5.7%

AJB Investment Fund II LP
and Adam J. Bradley
123 S. White St.
Wake Forest, NC 27587	126,297		5.0%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC.  Included in the computation of the number of shares beneficially owned by a person and the percentage ownership of that person are shares of common stock subject to options, warrants, or other convertible instruments held by that person that are exercisable or that become exercisable at the Table Date or within 60 days thereafter. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Includes 140,000 shares owned by a family trust.

Security Ownership of Management

Name of Beneficial Owner	Number of Shares(1)		Percent of Class

Directors & Exec. Officers
Kelvyn H. Cullimore, Jr. (CEO/Director)	210,058	(3)	8.3%
Larry K. Beardall (Exec. VP/Director)	88,118	(4)	3.5%
Howard L. Edwards (Director)	25,472	(5)	1.0%
Joseph H. Barton (Director)	14,274	(6)	*
R. Scott Ward (Director)	________		____

Other Executive Officers
Douglas G. Sampson (VP/Operations)	5,000	(7)	*
Robert J. Cardon (VP/Administration)	18,700	(8)	*
Terry M. Atkinson (CFO)	10,000	(9)	*
Bryan D. Alsop (VP/Information Technology)	5,000	(10)	*

All executive officers and
directors as a group (9 persons)	376,621		14.6%

*	Represents less than one percent of the issued and outstanding shares of common stock as of the Table Date.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC.  Included in the computation of the number of shares beneficially owned by a person and the percentage ownership of that person are shares of common stock subject to options, warrants, or other convertible instruments held by that person that are exercisable or that become exercisable within 60 days of the Table Date.  Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(3)
Includes 114,058 shares owned directly, 72,000 shares of restricted common stock that vest upon retirement, change of control or death, 10,000 shares owned by Mr. Cullimore’s wife, and options for the purchase of 14,000 shares.

(4)	Includes 43,118 shares owned directly, 32,000 shares of restricted common stock that vest upon retirement, change of control or death, and options for the purchase of 13,000 shares.

(5)	Includes 20,672 shares owned directly and options for the purchase of 4,800 shares.

(6)	Includes 8,874 shares owned directly and options for the purchase of 5,400 shares.

(7)	Includes options for the purchase of 5,000 shares.

(8)	Includes 8,700 shares owned directly and options for the purchase of 10,000 shares.

(9)	Includes 2,000 shares owned directly and options for the purchase of 8,000 shares.

(10)	Includes options for the purchase of 5,000 shares.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Transaction Review

We have adopted a policy that any transactions with directors, executive officers or entities of which they are also officers or directors or in which they have a financial interest, will only be on terms consistent with industry standards and approved by a majority of the disinterested directors of our Board of Directors.  Our bylaws provide that no such transactions by us shall be either void or voidable solely because of such relationship or interest of directors or officers or solely because such directors are present at the meeting of our Board of Directors or a committee thereof which approves such transactions, or solely because their votes are counted for such purpose if:

•
The fact of such common directorship or financial interest is disclosed or known by our Board of Directors or committee and noted in the minutes, and our Board of Directors or committee authorizes, approves or ratifies the contract or transaction in good faith by a vote for that purpose without counting the vote or votes of such interested directors; or

•
The fact of such common directorship or financial interest is disclosed to or known by the shareholders entitled to vote, and they approve or ratify the contract or transaction in good faith by a majority vote or written consent of shareholders holding a majority of the shares of common stock entitled to vote (the votes of the interested directors or officers shall be counted in any such vote of shareholders); or

•	The contract or transaction is fair and reasonable to us at the time it is authorized or approved.

In addition, interested directors may be counted in determining the presence of a quorum at a meeting of our Board of Directors or a committee thereof that approves such transactions. If there are no disinterested directors, we shall obtain a majority vote of the shareholders approving the transaction.

Transactions with Related Parties

During fiscal year 2014, the office and warehouse spaces in Detroit, Michigan; and Hopkins, Minnesota were leased on an annual/monthly basis from employees/shareholders; or entities controlled by shareholders, who were previously principals of the dealers acquired in 2007. During fiscal year 2013, the office and warehouse space in Pleasanton, California was leased on an annual basis from employees/shareholders; or entities controlled by shareholders, who were previously principals of the dealers acquired in 2007.

The leases are related-party transactions with three employee/shareholders, however, management believes the lease agreements have been conducted on an arms-length basis and the terms are similar to those that would be available to other third parties. In December, 2012, the Company moved its Pleasanton operation to a new, larger location in Livermore, California and entered into a lease agreement with an unaffiliated third party. The expense associated with these related-party transactions totaled $69,900 and $93,300 expense for the years ended June 30, 2014 and 2013.

In 2010 we agreed to repurchase up to $100,000 of common stock from John Rajala and Tony Trolio annually for three years at the market value of the stock on the date of purchase.  These agreements became effective on July 1, 2010 and expired June 30, 2013.  Pursuant to these agreements, we purchased $100,000 of common stock from each of these shareholders during the year ended June 30, 2011.  In addition, we purchased $100,000 of common stock from Mr. Rajala during each of the years ended June 30, 2012 and 2013.  Mr. Rajala and Mr. Trolio originally acquired their shares of common stock in connection with the sale of their respective distribution companies in 2007.

Except as described above and in this 10K under executive employment contracts, during the two years ended June 30, 2014, we were not a party to any transaction in which any director, executive officer or shareholder holding more than 5% of the issued and outstanding common stock had a direct or indirect material interest.

Item 14.  Principal Accounting Fees and Services

Financial Information Systems Design and Implementation Fees

Our independent registered public accounting firm is Mantyla McReynolds LLC.  In 2013, our independent registered public accounting firm was Larson & Company PC.  During 2013 and 2014, we did not engage Larson & Company PC or Mantyla McReynolds LLC to provide any professional services in connection with (i) operating or supervising the operation of our information system or managing our local area network or (ii) designing or implementing a hardware or software system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements taken as a whole.

Audit Fees

The aggregate fees billed by Mantyla McReynolds LLC for professional services rendered for the fiscal year ended June 30, 2014 in connection with (i) the audit of our annual financial statements set forth in our Annual Report on Form 10-K for the fiscal year then ended, and (ii) the reviews of our quarterly financial statements set forth in our Quarterly Reports on Form 10-Q for each of our fiscal quarters during the periods then ended, totaled approximately $59,000.  No fees were billed and no professional services were rendered by Mantyla McReynolds LLC for fiscal year 2013.

The aggregate fees billed by Larson & Company PC for professional services rendered for the fiscal year ended June 30, 2013 in connection with (i) the audit of our annual financial statements set forth in our Annual Report on Form 10-K for the fiscal year then ended, and (ii) the reviews of our quarterly financial statements set forth in our Quarterly Reports on Form 10-Q for each of our fiscal quarters during the periods then ended, totaled approximately $70,000.  The aggregate fees billed by Larson & Company PC for professional services rendered for the fiscal year ended June 30, 2014 in connection with the review of our quarterly financial statements set forth in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, totaled approximately $9,233.

Audit-Related Fees

No fees were billed by Mantyla McReynolds LLC or Larson & Company PC in each of the last two fiscal years for other assurance and related services.

Audit Committee Policy Regarding Pre-Approval of Audit and Permissible Non-Audit Services of the Company’s Independent Registered Public Accounting Firm

The Audit Committee has established a policy that all audit and permissible non-audit services provided by the independent registered public accounting firm will be pre-approved by the Audit Committee.  These services may include audit services, audit-related services, tax services and other services.  The Audit Committee considers whether the provision of each non-audit service is compatible with maintaining the independence of the independent registered public accounting firm.  Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.  The independent registered public accounting firm and our management are required to periodically report to the Audit Committee regarding the extent of services provided in accordance with this pre-approval, and the fees for the services performed to date.

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

30

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

Date: October 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kelvyn H. Cullimore, Jr.	Chairman, President, CEO	October 27, 2014
Kelvyn H. Cullimore, Jr.	(Principal Executive Officer)

/s/ Terry M. Atkinson	Chief Financial Officer	October 27, 2014
Terry M. Atkinson, CPA	(Principal Accounting Officer and
Principal Financial Officer)

/s/ Larry K. Beardall	Director, Executive	October 27, 2014
Larry K. Beardall	Vice President

/s/ Howard L. Edwards	Director	October 27, 2014
Howard L. Edwards

/s/ Joseph H. Barton	Director	October 27, 2014
Joseph H. Barton

/s/ R. Scott Ward	Director	October 27, 2014
R. Scott Ward