Form 10-Q
period 2014-09-30
DYNATRONICS CORP
filed 2014-11-14
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares outstanding of the registrant’s common stock, no par value, as of November 12, 2014 is 2,520,389.

DYNATRONICS CORPORATION
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2014

DYNATRONICS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	September 30, 2014	June 30, 2014

Current assets:
Cash and cash equivalents	$677,829	332,800
Trade accounts receivable, less allowance for doubtful accounts of $357,250 as of September 30, 2014 and $325,355 as of June 30, 2014	3,162,301	3,165,396
Other receivables	14,806	15,594
Inventories, net	6,021,575	6,157,848
Prepaid expenses and other	426,501	298,370
Current portion of deferred income tax assets	417,926	408,919

Total current assets	10,720,938	10,378,927

Property and equipment, net	5,426,367	2,980,677
Intangible assets, net	224,271	235,440
Other assets	716,734	396,456
Deferred income tax assets, net of current portion	1,187,244	303,644

Total assets	$18,275,554	14,295,144

Liabilities and Stockholders' Equity

Current liabilities:
Current portion of long-term debt	$127,198	302,274
Current portion of capital lease	127,312	-
Current portion of deferred gain	101,484	-
Line of credit	1,172,071	3,521,209
Warranty reserve	157,753	157,753
Accounts payable	2,532,039	2,433,534
Accrued expenses	199,527	342,716
Accrued payroll and benefits expense	322,210	243,394
Income tax payable	938,022	30,452

Total current liabilities	5,677,616	7,031,332

Long-term debt, net of current portion	751,835	1,255,133
Capital lease, net of current portion	3,636,350	-
Deferred gain, net of current portion	2,142,697	-

Total liabilities	12,208,498	8,286,465

Commitments and contingencies

Stockholders' equity:
Common stock, no par value: Authorized 50,000,000 shares; 2,520,389 shares and 2,520,389 shares issued and outstanding at September 30, 2014 and June 30, 2014, respectively	7,167,266	7,149,812
Accumulated deficit	(1,100,210)	(1,141,133)

Total stockholders' equity	6,067,056	6,008,679

Total liabilities and stockholders' equity	$18,275,554	14,295,144

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	September 30
	2014	2013

Net sales	$7,216,324	7,055,428
Cost of sales	4,648,752	4,474,359

Gross profit	2,567,572	2,581,069

Selling, general, and administrative expenses	2,251,629	2,379,369
Research and development expenses	216,827	314,823

Operating income (loss)	99,116	(113,123)

Other income (expense):
Interest income	2,321	3
Interest expense	(48,293)	(59,913)
Other income, net	3,342	4,524

Net other income (expense)	(42,630)	(55,386)

Income (loss) before income taxes	56,486	(168,509)

Income tax benefit (provision)	(15,563)	60,725

Net income (loss)	$40,923	(107,784)

Basic and diluted net income (loss) per common share	$0.02	(0.04)

Weighted-average common shares outstanding:

Basic	2,520,389	2,518,904
Diluted	2,523,472	2,518,904

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	September 30
	2014	2013
Cash flows from operating activities:
Net income (loss)	$40,923	(107,784)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	89,836	106,422
Amortization of intangible	66,001	35,384
Stock-based compensation expense	17,454	17,919
Change in deferred income tax assets	(892,607)	(60,725)
Provision for doubtful accounts receivable	24,000	24,000
Provision for inventory obsolescence	30,000	30,000
Deferred gain on UT building	(25,074)	-
Change in operating assets and liabilities:
Receivables	(20,117)	(29,832)
Inventories	106,273	122,236
Prepaid expenses and other assets	(418,840)	(83,052)
Other assets	(333,121)	-
Prepaid income taxes	-	20,248
Income tax payable	907,570	-
Accounts payable and accrued expenses	34,132	(171,668)

Net cash provided by (used in)operating activities	(373,570)	(96,852)

Cash flows from investing activities:
Purchase of property and equipment	(17,551)	(24,700)
Proceeds from sale of property and equipment	3,800,000	-

Net cash provided by (used in) investing activities	3,782,449	(24,700)

Cash flows from financing activities:
Principal payments on long-term debt	(714,712)	(80,049)
Net change in line of credit	(2,349,138)	120,211

Net cash provided by (used in) financing activities	(3,063,850)	40,162

Net change in cash and cash equivalents	345,029	(81,390)

Cash and cash equivalents at beginning of the year	332,800	302,050

Cash and cash equivalents at end of the year	$677,829	220,660

Supplemental disclosure of cash flow information:
Cash paid for interest	$57,069	60,459
Supplemental disclosure of non-cash investing and financing activities:
Capital lease	3,800,000	-

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
September 30, 2014

NOTE 1.  PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated balance sheets as of September 30, 2014 and June 30, 2014, and the condensed consolidated statements of operations and cash flows for the three months ended September 30, 2014 and 2013 were prepared by Dynatronics Corporation (the “Company”) without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the Company’s financial position, results of operations and cash flows.  The results of operations for the three months ended September 30, 2014 are not necessarily indicative of the results of operations for the fiscal year ending June 30, 2015.  The Company previously filed with the SEC an annual report on Form 10-K, as amended, which included audited financial statements for each of the two years ended June 30, 2014 and 2013.  It is suggested that the financial statements contained in this Form 10-Q be read in conjunction with the financial statements and notes thereto contained in the Company’s most recent Form 10-K.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Some of the more significant estimates relate to inventory, allowance for doubtful accounts, stock-based compensation and valuation allowance for deferred income taxes.

Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2014.

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

The reconciliations between the basic and diluted weighted-average number of common shares outstanding for the three months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended
	September 30
	2014	2013
Basic weighted-average number of common shares outstanding during the period	2,520,389	2,518,904
Weighted-average number of dilutive common stock options outstanding during the period	3,083	-
Diluted weighted-average number of common and common equivalent shares outstanding during the period	2,523,472	2,518,904

Outstanding options for common shares not included in the computation of diluted net income (loss) per common share, because they were anti-dilutive, for the three months ended September 30, 2014 and 2013 totaled 141,356 and 155,726, respectively.

NOTE 3. STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the employee’s requisite service period. The Company recognized $17,454 and $17,919 in stock-based compensation expense during the three months ended September 30, 2014 and 2013, respectively.  These expenses were recorded as selling, general and administrative expenses in the condensed consolidated statements of operations.

Stock Options.  The Company maintains a 2005 equity incentive plan for the benefit of employees.  Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other stock-based awards may be granted under the plan.  Awards granted under the plan may be performance-based.  As of September 30, 2014, there were 117,888 shares of common stock authorized and reserved for issuance, but not granted under the terms of the 2005 equity incentive plan, as amended.

The following table summarizes the Company’s stock option activity during the three-month period ended September 30, 2014.

	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of period	155,604	$6.45
Granted	-	-
Exercised	-	-
Cancelled	(437)	2.42
Outstanding at end of period	155,167	6.46

Exercisable at end of period	140,935	6.98

The Black-Scholes option-pricing model is used to estimate the fair value of options granted under the Company’s stock option plan. There were no options granted during the quarter ended September 30, 2014.

Expected option lives and volatilities are based on historical data of the Company. The risk-free interest rate is based on the U.S. Treasury Bills rate on the grant date for constant maturities that correspond with the option life. Historically, the Company has not declared dividends and there are no future plans to do so.

As of September 30, 2014, there was $371,901 of unrecognized stock-based compensation cost related to grants under the stock option plan that is expected to be expensed over a weighted-average period of four to ten years. There was $10,649 of intrinsic value for options outstanding as of September 30, 2014.

NOTE 4.  COMPREHENSIVE INCOME (LOSS)

For the three months ended September 30, 2014 and 2013, comprehensive income (loss) was equal to the net income (loss) as presented in the accompanying condensed consolidated statements of operations.

NOTE 5.  INVENTORIES

Inventories consisted of the following:

	September 30, 2014	June 30, 2014
Raw materials	$2,768,608	2,783,306
Finished goods	3,559,381	3,709,897
Inventory obsolescence reserve	(306,414)	(335,355)
	$6,021,575	6,157,848

NOTE 6.  RELATED-PARTY TRANSACTIONS

The Company currently leases office and warehouse space in Detroit, Michigan and Hopkins, Minnesota from two shareholders and former independent distributors on an annual basis under operating lease arrangements. Management believes the lease agreements are on an arms-length basis and the terms are equal to or more favorable than would be available to third parties. The expense associated with these related-party transactions totaled $17,700 and $17,250 for the three months ended September 30, 2014 and 2013, respectively.

NOTE 7.  LINE OF CREDIT

Interest on the line of credit is based on the 90-day LIBOR rate (.24% as of September 30, 2014) plus 3.5%.  The line of credit is collateralized by accounts receivable and inventories.  Borrowing limitations are based on approximately 45% of eligible inventory and up to 80% of eligible accounts receivable, up to a maximum credit facility of $2,435,880.  Interest payments on the line are due monthly.  As of September 30, 2014, the borrowing base was $2,435,880 resulting in $1,263,809 of available credit on the line.

The line of credit agreement includes covenants requiring us to maintain certain financial ratios.  As of September 30, 2014, we were in compliance with all loan covenants.  The line of credit matures on January 31, 2015.  We believe that amounts available under the line of credit as well as cash generated from operating activities will continue to be sufficient to meet our short-term operating requirements. However, we and our bank have agreed to not extend the line of credit beyond the current maturity date.  Therefore, we are seeking replacement financing for the line of credit.  Failure to obtain replacement financing would have a material adverse effect on our business operations. All borrowings under the line of credit are presented as current liabilities in the accompanying consolidated balance sheet.

NOTE 8.  SALE OF UTAH FACILITY AND LEASE COMMITMENTS

The Company entered into a lease agreement on August 8, 2014 for the sale-leaseback of its Utah facility which houses its executive offices and manufacturing facility. The agreement provided for the sale of the Utah facility for a purchase price of $3,800,000 and the subsequent leaseback for 180 monthly payments starting at $26,917 with an annual increase of two percent. The Company recorded a deferred gain of approximately $2,250,000 that will be amortized into income over the term of the lease. The cash proceeds from the sale were used primarily to pay down the Company’s line of credit.

The lease will be accounted for under the capital lease method of accounting and will be amortized over the 15-year term of the lease. The capital lease required a 5-year security deposit of $323,000 which is classified as an “other asset.” The deferred gain also triggered an increase in the deferred income tax. The actual lease payments will be split between interest expense and the capital lease payable. Annual future maturities of the capital lease are as follows: 2016, $328,384; 2017, $334,950; 2018, $341,648; 2019, $348,478; 2020, $355,450 and thereafter $3,607,692.

NOTE 9.  RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Stand Update (ASU) 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. This ASU requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards, but not currently in GAAP. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact that this ASU will have on its financial statements and believes no additional footnote disclosure will be required when adopted.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09 – Revenue from Contracts with Customers, which provides a single, comprehensive revenue recognition model for all contracts with customers. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is not permitted and companies can transition to the new standard under the full retrospective method or the modified retrospective method. The Company does not believe adoption of this ASU will have a material impact on its financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Dynatronics Corporation (“Company,” “Dynatronics,” “we”) design, manufacture, distribute, market and sell physical medicine and aesthetic products.  We offer a broad line of medical equipment including therapy devices, medical supplies and soft goods, treatment tables and rehabilitation equipment.  Our line of aesthetic products includes aesthetic massage and microdermabrasion devices, as well as skin care products.  We market and sell our products primarily to physical therapists, chiropractors, sports medicine practitioners, podiatrists, plastic surgeons, dermatologists and aestheticians.  We operate on a fiscal year ending June 30.  For example, reference to fiscal year 2015 refers to the year ending June 30, 2015.

Recent Developments

In June 2014, we signed an exclusive, sole-source agreement with Amerinet, one of the five largest group purchasing organizations, or GPO’s in the United States, to supply medical products to their acute care and alternate care members.  Amerinet is one of the nation’s leading healthcare GPOs, helping its members to reduce healthcare costs and improve healthcare quality.  The three-year agreement with Amerinet became effective July 1, 2014.

In August 2014, we sold our Cottonwood Heights facility housing our principal executive offices and manufacturing facilities to an investment group for $3,800,000 and leased the facility back for a 15-year term.  Profit from the sale was approximately $2,250,000.  We have capitalized the lease and are recognizing the gain ratably over the 15-year life of the lease as required by GAAP.  We used the proceeds from the sale to satisfy all mortgage obligations on the building, and to pay applicable taxes and closing and other transaction costs. We also used $2,100,000 of the proceeds to pay down our line of credit.  In the aggregate, we applied the proceeds from the sale of this building to pay down debt by approximately $2,750,000.  Due to the lease being capitalized, we are required to recognize approximately $11,000 in additional monthly expenses associated with the lease than we were recognizing prior to the lease becoming effective.  However, the impact on cash flow is negligible since our actual monthly rental payments of $27,000 will be offset by reductions in principal and interest payments previously required under the former mortgage and our line of credit.

In September 2014, we filed an S-3 Registration Statement with the Securities and Exchange Commission.  This document was filed to facilitate the possible need to raise additional capital to achieve our operational objectives and to possibly support other types of merger and acquisition activity we may pursue.  Before any stock may be sold pursuant to the S-3 Registration Statement, we are required to make additional filings and disclosures explaining our intent relative to any additional capital raise.

Business Outlook

In the last three years we have released more new and innovative products than during any other similar period in our history.  The introduction of the Solaris Plus family of combination electrotherapy/ultrasound/phototherapy units, the 25 Series combination electrotherapy/ultrasound units, the line of Ultra treatment tables, and the ThermoStim probe make up most of these innovative new products.

The introduction of these products has been a major strategic component of attracting new sales representatives and dealers in order to expand our distribution across North America and into international territories.  Adding these new sales reps and dealers along with removing some limitations on who can sell our proprietary products is part of our strategic plan for expanding our distribution reach and strengthening sales.

Our efforts to prudently reduce costs in the face of some economic uncertainty have made us a leaner operation.  Over the past two fiscal years, we implemented approximately $1,600,000 in annualized expense reductions.  We will continue to be vigilant in maintaining appropriate overhead costs and operating costs while still providing support for sales from our new products.

Based on our defined strategic initiatives, we are focusing our resources in the following areas:

•	Increasing market share of manufactured capital products by promoting sales of our state-of-the-art Dynatron ThermoStim probe, SolarisPlus and 25 Series products.

•
Seeking to improve distribution of our products through recruitment of additional qualified sales representatives and dealers attracted by the many new products being offered and expanding the availability of proprietary combination therapy devices.

•	Developing sales through the recently acquired Amerinet contract.

•	Continuing to seek ways of increasing business with regional and national accounts including other group purchasing organizations and the U.S. Government.

•	Improving operational efficiencies by scaling costs to be reflective of current levels of sales.

•	Strengthening pricing management and procurement methodologies.

•
Focusing international sales efforts on identifying key distributors and strategic partners who could represent our product line, particularly in China, Japan, Southeast Asia, Central and South America as well as portions of Europe.

•
Exploring strategic business alliances that will leverage and complement our competitive strengths, increase market reach and supplement capital resources.  We may also consider the acquisition of other businesses and technology.

Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended September 30, 2014, should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing in Part I, Item 1 of this report, and our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, as amended, which includes audited financial statements for the year then ended.  Results of operations for the first fiscal quarter ended September 30, 2014, are not necessarily indicative of the results that will be achieved for the full fiscal year ending June 30, 2015.

Net Sales

Net sales increased $160,896 or approximately 2.3% to $7,216,324 for the quarter ended September 30, 2014, compared to net sales of $7,055,428 for the quarter ended September 30, 2013.  Market conditions began to improve in June 2014 and the improvement continued through the quarter ended September 30, 2014.  While the gain in sales this quarter is modest, it is the first quarter since the quarter ended December 31, 2011 that we posted a quarter-over-quarter increase in sales.  Increased sales of our top-selling SolarisPlus therapy devices and ThermoStim probe led sales higher.  Partly offsetting this growth was lower sales of certain medical products and supplies, including traction units, exercise products, and nutritional supplements.  Also, uncertainty due to the Affordable Care Act continues to cast a shadow on our industry and to dampen sales demand.  However, based on the market’s performance this quarter, we believe that this uncertainty is decreasing.

Over the past two years, our management has undertaken efforts to (i) expand our distribution channels by adding several new dealers and sales representatives, and (ii) stimulate sales of the Dynatron ThermoStim probe and other new products.  The ThermoStim probe delivers thermal (hot and cold) therapy and/or electrotherapy in a targeted, attended treatment.  Because the probe is operated from the control console of the SolarisPlus units, we are seeing demand for SolarisPlus units rise commensurate with the demand for the ThermoStim probe.

Gross Profit

Gross profit decreased approximately $13,497 or about 0.5% to $2,567,572, or 35.6% of net sales, for the quarter ended September 30, 2014, compared to $2,581,069, or 36.6% of net sales, for the quarter ended September 30, 2013.  Higher sales of certain lower-margin distributed products during the quarter ended September 30, 2014, was a factor in the reduction in gross profit compared to the prior year period.  The balance was attributable to product mix favoring certain medical supply products and slightly increased cost of sales for manufactured capital products.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased $127,740 to $2,251,629, or 31.2% of net sales, for the quarter ended September 30, 2014, from $2,379,369, or 33.7% of net sales, for the quarter ended September 30, 2013.  The decrease in SG&A expenses for the three-month period reflects lower selling expenses and lower labor costs.  The following factors impacted SG&A expenses for the three months ended September 30, 2014, compared to the three months ended September 30, 2013:

•	$131,131 of lower labor and overhead expenses;

•	$30,389 of lower selling expenses primarily associated with lower commission expense;

•	$33,780 of higher general expenses primarily associated with higher legal fees.

Research and Development Expenses

Research and development (“R&D”) expenses decreased $97,996 to $216,827, or 3.0% of sales, in the quarter ended September 30, 2014, compared to $314,823, or 4.5% of sales in the quarter ended September 30, 2013.  The reduction in R&D expenses reflects the fact that in the same quarter last year we were incurring heavier R&D expenses associated with the Thermostim probe.  With its release in December 2013, and the completion of the development platforms for the Solaris Plus and 25 Series during the prior 12 months, our R&D costs have diminished while we take advantage of building on the platforms developed over the past three years.  Over the past three years, we have introduced more new products than any comparable period in our history and did incur significant R&D costs.  The new product introductions include the SolarisPlus line of electrotherapy/ultrasound/phototherapy units, the Ultra 2 and Ultra 3 motorized treatment tables, the 25 Series line of electrotherapy and ultrasound products, as well as the Dynatron ThermoStim probe.  We believe that developing new products is a key element in our strategy and critical to moving purchasing momentum in a positive direction.  Current R&D efforts are leveraging the work of the last three years to develop and introduce new products.  R&D costs are expensed as incurred and are expected to continue at current levels in the coming year as we have concluded a major R&D investment cycle incurred over the past three years.

Income (Loss) Before Income Tax

Pre-tax profit for the quarter ended September 30, 2014, improved $224,995 to $56,486, compared to a pre-tax loss of $168,509 for the quarter ended September 30, 2013.  Given that gross profit from higher sales was approximately even with last year, the improvements in pre-tax profits for the quarter were primarily attributable to lower SG&A and R&D expenses, and a reduction in interest and other expense.  Efforts to further increase sales, while maintaining SG&A and R&D costs at current levels as a percentage of sales, should contribute to improved operating results in future periods.

Income Tax

Income tax expense was $15,563 for the quarter ended September 30, 2014, compared to income tax benefit of $60,725 for the quarter ended September 30, 2013.  The effective tax rate for the quarter ended September 30, 2014 was 27.6%, compared to 36.0% for the same quarter of the prior year.  The difference in the effective tax rates for the quarter ended September 30, 2014, compared to the prior year period is attributable to reductions in R&D tax credits and other credits as well as certain permanent book to tax differences.

Net Income (Loss)

Net income was $40,923 ($.02 per share) for the quarter ended September 30, 2014, compared to a net loss of $107,784 ($.04 per share) for the quarter ended September 30, 2013.  Increased sales, together with lower SG&A and R&D expenses were the primary reasons for the improvement in net income for the quarter ended September 30, 2014.

Liquidity and Capital Resources

We have financed operations through cash from operations, available cash reserves, and borrowings under a line of credit with a bank.  Working capital increased $1,695,727 to $5,043,322 as of September 30, 2014, inclusive of the current portion of long-term obligations and credit facilities, compared to working capital of $3,347,595 as of June 30, 2014.  As of September 30, 2014, we had approximately $1,264,000 of available credit under a credit facility with a commercial bank.  The current ratio was 1.9 to 1 as of September 30, 2014 and 1.5 to 1 as of June 30, 2014.

Cash and Cash Equivalents

Our cash and cash equivalents position as of September 30, 2014, was $677,829, compared to cash and cash equivalents of $332,800 as of June 30, 2014.  Our cash position varies from quarter to quarter, but typically stays within a range of $200,000 to $400,000.  We have a line of credit with a bank that matures January 31, 2015.  In the event the line is not renewed, we will be required to replace the line with a new financing facility or source of funding.  We are actively pursuing alternative sources of financing that may be available to us in the event the line of credit is not renewed.    If we experience an adverse operating environment, or unusual capital expenditure requirements, additional financing may be required.  No assurance can be given that additional financing, if required, would be available on terms favorable to us, or at all.  Failure to obtain additional financing or a new line of credit facility could have a material, adverse impact on the Company’s financial condition.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, decreased $3,095, or 0.1%, to $3,162,301 as of September 30, 2014, compared to $3,165,396 as of June 30, 2014.  Trade accounts receivable represent amounts due from our customers including medical practitioners, clinics, hospitals, colleges and universities and sports teams as well as dealers and distributors that purchase our products for redistribution.  We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers.  Accounts receivable are generally collected within 30 days of the agreed terms.

Inventories

Inventories, net of reserves, decreased $136,273, or 2.2%, to $6,021,575 as of September 30, 2014, compared to $6,157,848 as of June 30, 2014.  Inventory levels can fluctuate based on the timing of large inventory purchases from overseas suppliers.  We believe that our estimate of the allowance for inventory reserves is adequate based on our historical knowledge and product sales trends.

Medical Device Tax

In January 2013, all medical device manufacturers, including the Company, became subject to the MDT provisions of the Affordable Care Act.  The MDT requires that medical device manufacturers and importers pay a 2.3% excise tax on sales of all qualified medical devices.  Some exemptions in the law allow us to exclude a large portion of sales from being subject to the MDT.  For instance, products that are sold internationally are not subject to the MDT. Some rehabilitation products that are generally sold at retail are not subject to the MDT.  Income from our distribution and sale of products manufactured by others is not taxable to us under the MDT (although many of the manufacturers of these products are raising prices to their customers, including the Company, to cover their cost of the MDT).  Given these exemptions, we estimate that approximately 20-30% of our total sales are subject to the MDT.  During the quarter ended September 30, 2014, we paid MDT of approximately $43,165 (approximately 0.6% of total sales for the quarter).

Accounts Payable

Accounts payable increased $98,505, or 4.0%, to $2,532,039 as of September 30, 2014, from $2,433,534 as of June 30, 2014.  Accounts payable are generally not aged beyond the terms of our suppliers.  We take advantage of available early payment discounts when offered by our vendors.

Line of Credit

The outstanding balance on our line of credit decreased $2,349,138 to $1,172,071 as of September 30, 2014, compared to $3,521,209 as of June 30, 2014.  This reduction was made possible by the sale and leaseback of our Cottonwood Heights, Utah facilities in which we generated approximately $2,100,000 in net cash to pay down our line of credit.  Interest on the line of credit is based on the 90-day LIBOR rate (0.24% as of September 30, 2014) plus 3.5%.  The line of credit is collateralized by accounts receivable and inventories.  Borrowing limitations are based on approximately 45% of eligible inventory and up to 80% of eligible accounts receivable, up to a maximum credit facility of approximately $2,435,880.  The maximum borrowing limit on our line of credit facility was reduced during the quarter from $4,500,000 to $2,435,880 to reflect the reduction achieved through the previously reported payment of $2,100,000 on the line from the sale-leaseback of our Utah facilities.  Interest payments on the line are due monthly.

In order to assure adequate availability of operating capital under our line of credit and to more fully take advantage of accumulated deferred tax assets, on August 8, 2014, we sold our building that houses operations in Utah and leased back the premises for a term of 15 years.  The sales price was $3,800,000.  We used the proceeds from the sale to pay off the mortgage on the property, pay down amounts outstanding on our line of credit and meet other transaction related costs including payment of estimated taxes.  The profit realized from the sale will be sufficient to utilize the majority, if not all of our deferred tax assets accrued to this point in fiscal year 2015.  As noted in the paragraph above, as a result of this repayment of debt our maximum credit facility under the line of credit was changed to $2,435,880 in August 2014.  Our outstanding balance under the line as of September 30, 2014 was $1,263,809.

The line of credit agreement includes covenants requiring us to maintain certain financial ratios.  As of September 30, 2014, we were in compliance with all loan covenants.  The line of credit matures on January 31, 2015.  We believe that amounts available under the line of credit as well as cash generated from operating activities will continue to be sufficient to meet our short-term operating requirements. However, we and our bank have agreed to not extend the line of credit beyond the current maturity date.  Therefore, we are seeking replacement financing for the line of credit.  Failure to obtain replacement financing would have a material adverse effect on our business operations. All borrowings under the line of credit are presented as current liabilities in the accompanying consolidated balance sheet.

Debt

Long-term debt, excluding current installments decreased $503,298 to $751,835 as of September 30, 2014, compared to $1,255,133 as of June 30, 2014.  This reduction was achieved through the sale of our Utah facility and the subsequent payoff of the mortgage on that building.  The remaining long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facility in Tennessee.  The principal balance on the mortgage loans is approximately $826,852, of which $719,324 is classified as long-term debt, with monthly principal and interest payments of $13,278.  Our mortgage loan matures in 2021.

Inflation

Our revenues and net income have not been unusually affected by inflation or price increases for raw materials and parts from vendors.

Stock Repurchase Plans

Our Board of Directors adopted a stock repurchase plan in 2003.  Purchases of shares may be made from time-to-time, in the open market, through block trades or otherwise, and decisions to repurchase shares under this plan are based among other criteria upon market conditions, the level of our cash balances, general business opportunities, and other factors.  Our Board of Directors periodically approves the dollar amounts for share repurchases under the plan.  As of September 30, 2014, $448,450 remained available for purchases under the plan.  There is no expiration date for the plan.  No purchases were made under this plan during the three months ended September 30, 2014.

Critical Accounting Policies

The preparation of our financial statements requires that we make estimates and judgments.  We base these on historical experience and on other assumptions that we believe to be reasonable.  Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended June 30, 2014, as amended.  There have been no material changes to the critical accounting policies previously disclosed in that report.

Cautionary Statement Concerning Forward-Looking Statements

The statements contained in this Form 10-Q, particularly the foregoing discussion in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not purely historical, are “forward-looking statements” within the safe harbors provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”).  These statements refer to our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future.  They may be identified by the use of words or phrases such as “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” “intends,” and “potential,” among others.  Forward-looking statements include, but are not limited to, statements regarding product development, market acceptance, financial performance, revenue and expense levels in the future and the sufficiency of existing assets to fund future operations and capital spending needs.  Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements.  The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements, except as required by law.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to information from that presented for the year ended June 30, 2014.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods that are specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.  In designing and evaluating these disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5.  Other Information

Modification of Compensatory Arrangements of Certain Officers.

On March 24, 2014, the Audit Committee of the Board of Directors of the Company authorized the amendment of employment agreements previously entered into between the Company and our chief executive officer and an executive vice president of the Company.  On April 17, 2014, we also amended an agreement with our chief financial officer.  These changes are outlined below.

Agreement with Chief Executive Officer

Pursuant to the Employment Agreement entered into by the Company and our chief executive officer, Kelvyn H. Cullimore, Jr. on March 1, 2012, we had granted to Mr. Cullimore a Restricted Stock Award (the “Cullimore Award”) under the Company’s 2005 Equity Incentive Award Plan (the “Plan”).  The original Cullimore Award provided for periodic vesting of the shares subject to such award.  By agreement with Mr. Cullimore, the Cullimore Award was amended and restated on effective February 28, 2014 to eliminate the periodic vesting of the unvested portion of the Cullimore Award.  As amended, the unvested portion of the Cullimore Award (approximately 72,000 shares of the Company’s Common Stock, will not vest unless and until such time as the employment of Mr. Cullimore is terminated as a result of his death or disability or upon the effective date of a Change of Control of the Company as defined in the Cullimore Award.  No other provisions of the Cullimore Award were amended or modified.  Mr. Cullimore has agreed to waive the Change of Control provision under certain circumstances.

Agreement with Executive Vice President

Effective March 24, 2014, we entered into an Amendment to the Employment Agreement of Larry K. Beardall, the executive vice president of the Company originally entered into on March 1, 2011 (the “Beardall Agreement”).  The purpose of the Amendment was to correct certain typographical errors in Section 6(b) of the Beardall Agreement and to provide for the amendment to a Restricted Stock Award granted under the Plan at the time the Beardall Agreement was originally entered into (the “Beardall Award”).  The amended Beardall Award eliminates the periodic vesting provisions of the original award and provides that the unvested portion of the shares subject to the Beardall Award, approximately 32,000 shares of the Company’s Common Stock, will not vest unless and until such time as Mr. Beardall’s employment is terminated as a result of his death or disability or upon the effective date of a Change of Control of the Company as defined in the Beardall Award.  No other provisions of the Beardall Award or of the Beardall Agreement were amended or modified.  Mr. Beardall has agreed to waive the Change of Control provision under certain circumstances

Death of Director

On November 12, 2014, we filed a Current Report on Form 8-K with the Securities and Exchange Commission to report the death of Joseph H. Barton, a member of our Board of Directors since 1996, except for a two-year period in 2002-2004.  As a result of Mr. Barton’s passing, we also informed the Nasdaq Stock Market that the Company is no longer in compliance with Marketplace Rule 5605(b) which requires that the Company have a board of directors comprised of a majority of directors who are independent under Rule 5605(a).  In addition, we are no longer in compliance with Rule 5605(c) which requires that we have an audit committee comprised of a minimum of three independent directors.  Upon Mr. Barton’s passing, our board is comprised of two independent and two non-independent directors and our audit committee is comprised of only two independent directors.  Under applicable rules, we have a period of one year, or until the next annual meeting of shareholders, whichever first occurs, to appoint a new independent director to fill the vacancy resulting from the death of Mr. Barton.

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

DYNATRONICS CORPORATION
Registrant

Date November 14, 2014	/s/ Kelvyn H. Cullimore, Jr.
Kelvyn H. Cullimore, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date November 14, 2014	/s/ Terry M. Atkinson, CPA
Terry M. Atkinson, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)