Form 10-Q
period 2014-12-31
DYNATRONICS CORP
filed 2015-02-13
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

The number of shares outstanding of the registrant’s common stock, no par value, as of February 10, 2015 is 2,520,389.

DYNATRONICS CORPORATION
FORM 10-Q
QUARTER ENDED DECEMBER 31, 2014

TABLE OF CONTENTS

Page Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets (Unaudited)
As of December 31, 2014 and June 30, 2014	1

Condensed Consolidated Statements of Operations (Unaudited)
Three and Six Months Ended December 31, 2014 and 2013	2

Condensed Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended December 31, 2014 and 2013	3

Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

PART II. OTHER INFORMATION

Item 5. Other Information	14

Item 6. Exhibits	15

DYNATRONICS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	December 31, 2014	June 30, 2014

Current assets:
Cash and cash equivalents	$199,593	332,800
Trade accounts receivable, less allowance for doubtful accounts of $373,150 as of December 31, 2014 and $325,355 as of June 30, 2014	2,957,485	3,165,396
Other receivables	9,983	15,594
Inventories, net	5,980,659	6,157,848
Prepaid expenses and other	640,060	298,370
Current portion of deferred income tax assets	453,775	408,919

Total current assets	10,241,555	10,378,927

Property and equipment, net	5,280,003	2,980,677
Intangible assets, net	213,122	235,440
Other assets	698,090	396,456
Deferred income tax assets, net of current portion	1,243,978	303,644

Total assets	$17,676,748	14,295,144

Liabilities and Stockholders' Equity

Current liabilities:
Current portion of long-term debt	$122,760	302,274
Current portion of capital lease	168,588	-
Current portion of deferred gain	150,448	-
Line of credit	1,522,691	3,521,209
Warranty reserve	152,520	157,753
Accounts payable	2,031,767	2,433,534
Accrued expenses	348,764	342,716
Accrued payroll and benefits expense	309,178	243,394
Income tax payable	575,948	30,452

Total current liabilities	5,382,664	7,031,332

Long-term debt, net of current portion	718,795	1,255,133
Capital lease, net of current portion	3,552,737	-
Deferred gain, net of current portion	2,056,121	-
Capital Lease Timing Differental	16,460	-

Total liabilities	11,726,777	8,286,465

Commitments and contingencies

Stockholders' equity:
Common stock, no par value: Authorized 50,000,000 shares; 2,520,389 shares issued and outstanding for both December 31, 2014 and June 30, 2014	7,183,723	7,149,812
Accumulated deficit	(1,233,752)	(1,141,133)

Total stockholders' equity	5,949,971	6,008,679

Total liabilities and stockholders' equity	$17,676,748	14,295,144

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2014	2013	2014	2013

Net sales	$7,303,189	7,146,787	14,519,513	14,202,215
Cost of sales	4,839,578	4,469,256	9,488,330	8,943,615

Gross profit	2,463,611	2,677,531	5,031,183	5,258,600

Selling, general, and administrative expenses	2,379,720	2,315,463	4,631,349	4,694,833
Research and development expenses	234,674	238,711	451,500	553,534

Operating income (loss)	(150,783)	123,357	(51,666)	10,233

Other income (expense):
Interest income	1,280	34	3,601	38
Interest expense	(79,736)	(56,045)	(128,029)	(115,958)
Other income, net	3,113	6,238	6,455	10,762

Net other income (expense)	(75,343)	(49,773)	(117,973)	(105,158)

Income (loss) before income taxes	(226,126)	73,584	(169,639)	(94,925)

Income tax benefit (provision)	92,583	(29,489)	77,020	31,236

Net income (loss)	$(133,543)	44,095	(92,619)	(63,689)

Basic and diluted net loss per common share	$(0.05)	0.02	(0.04)	(0.03)

Weighted-average common shares outstanding:

Basic	2,520,389	2,518,904	2,520,389	2,518,904
Diluted	2,520,389	2,521,242	2,520,389	2,518,904

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	December 31
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(92,619)	(63,689)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	175,318	214,289
Amortization of intangible	152,976	41,525
Stock-based compensation expense	33,911	35,647
Change in deferred income tax assets	(985,190)	(31,236)
Provision for doubtful accounts receivable	48,000	48,000
Provision for inventory obsolescence	60,000	60,000
Deferred gain on UT building	(62,686)	-
Change in operating assets and liabilities:
Receivables	165,522	203,381
Inventories	117,189	(220,839)
Prepaid expenses and other assets	(632,399)	(187,348)
Other assets	(327,320)	-
Prepaid income taxes	-	20,248
Income tax payable	545,496	-
Accounts payable and accrued expenses	(318,708)	22,599

Net cash provided by (used in)operating activities	(1,120,510)	142,577

Cash flows from investing activities:
Purchase of property and equipment	(19,652)	(45,500)
Proceeds from sale of property and equipment	3,800,000	-

Net cash provided by (used in) investing activities	3,780,348	(45,500)

Cash flows from financing activities:
Principal payments on long-term debt	(715,852)	(160,951)
Principal payments on long-term capital lease	(78,675)	-
Net change in line of credit	(1,998,518)	180,202

Net cash provided by (used in) financing activities	(2,793,045)	19,251

Net change in cash and cash equivalents	(133,207)	116,328

Cash and cash equivalents at beginning of the year	332,800	302,050

Cash and cash equivalents at end of the year	$199,593	418,378

Supplemental disclosure of cash flow information:
Cash paid for interest	$85,469	116,619
Cash paid for income taxes	356,151	-
Supplemental disclosure of non-cash investing and financing activities:
Capital lease	3,800,000	-

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
December 31, 2014

NOTE 1.  PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The condensed consolidated balance sheets as of December 31, 2014 and June 30, 2014, and the condensed consolidated statements of operations and cash flows for the three and six months ended December 31, 2014 and 2013 were prepared by Dynatronics Corporation (the “Company”) without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the Company’s financial position, results of operations and cash flows.  The results of operations for the three and six months ended December 31, 2014 are not necessarily indicative of the results of operations for the fiscal year ending June 30, 2015.  The Company previously filed with the SEC an annual report on Form 10-K, as amended, which included audited financial statements for each of the two years ended June 30, 2014 and 2013.  It is suggested that the financial statements contained in this Form 10-Q be read in conjunction with the financial statements and notes thereto contained in the Company’s most recent Form 10-K.

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

The reconciliations between the basic and diluted weighted-average number of common shares outstanding for the six months ended December 31, 2014 and 2013 are as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2014	2013	2014	2013
Basic weighted-average number of common shares outstanding during the period	2,520,389	2,518,904	2,520,389	2,518,904
Weighted-average number of dilutive common stock options outstanding during the period	-	2,338	-	-
Diluted weighted-average number of common and common equivalent shares outstanding during the period	2,520,389	2,521,242	2,520,389	2,518,904

Outstanding options for common shares not included in the computation of diluted net income (loss) per common share, because they were anti-dilutive, for the three months ended December 31, 2014 and 2013 totaled 139,610 and 145,607, respectively, and for the six months ended December 31, 2014 and 2013 totaled 139,610 and 152,726, respectively.

NOTE 3. STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the employee’s requisite service period. The Company recognized $16,457 and $17,728 in stock-based compensation expense during the three months ended December 31, 2014 and 2013, respectively, and recognized $33,911 and $35,647 in stock-based compensation expense during the six months ended December 31, 2014 and 2013, respectively. These expenses were recorded as selling, general and administrative expenses in the condensed consolidated statements of operations.

Stock Options.  The Company maintains a 2005 equity incentive plan for the benefit of employees.  Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other stock-based awards may be granted under the plan.  Awards granted under the plan may be performance-based.  As of December 31, 2014, there were 120,508 shares of common stock authorized and reserved for issuance, but not granted under the terms of the 2005 equity incentive plan, as amended.

The following table summarizes the Company’s stock option activity during the six-month period ended December 31, 2014.

	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of period	155,604	$6.45
Granted	-	-
Exercised	-	-
Cancelled	(2,620)	4.93
Outstanding at end of period	152,984	6.48

Exercisable at end of period	145,935	6.86

The Black-Scholes option-pricing model is used to estimate the fair value of options granted under the Company’s stock option plan. There were no options granted during the six months ended December 31, 2014.

Expected option lives and volatilities are based on historical data of the Company. The risk-free interest rate is based on the U.S. Treasury Bills rate on the grant date for constant maturities that correspond with the option life. Historically, the Company has not declared dividends and there are no future plans to do so.

As of December 31, 2014, there was $369,594 of unrecognized stock-based compensation cost related to grants under the stock option plan that is expected to be expensed over a weighted-average period of four to ten years. There was $9,868 of intrinsic value for options outstanding as of December 31, 2014.

NOTE 4.  COMPREHENSIVE INCOME (LOSS)

For the six months ended December 31, 2014 and 2013, comprehensive income (loss) was equal to the net income (loss) as presented in the accompanying condensed consolidated statements of operations.

NOTE 5.  INVENTORIES

Inventories consisted of the following:

	December 31, 2014	June 30, 2014
Raw materials	$2,641,942	2,783,306
Finished goods	3,699,900	3,709,897
Inventory obsolescence reserve	(361,183)	(335,355)
	$5,980,659	6,157,848

NOTE 6.  RELATED-PARTY TRANSACTIONS

The Company currently leases office and warehouse space in Detroit, Michigan and Hopkins, Minnesota from two shareholders and former independent distributors on an annual basis under operating lease arrangements. Management believes the lease agreements are on an arms-length basis and the terms are equal to or more favorable than would be available to third parties. The expense associated with these related-party transactions totaled $17,700 and $17,250 for the three months ended December 31, 2014 and 2013, respectively, $35,400 and $34,500 for the six months ended December 31, 2014 and 2013, respectively.

NOTE 7.  LINE OF CREDIT

The outstanding balance on our line of credit decreased $1,998,518 to $1,522,691 as of December 31, 2014, compared to $3,521,209 as of June 30, 2014.  This reduction was made possible by the sale and leaseback of our Cottonwood Heights, Utah facilities in which we generated approximately $2,100,000 in net cash to pay down our line of credit.  Interest on the line of credit is based on the 90-day LIBOR rate (0.26% as of December 31, 2014) plus 3.5%.  The line of credit is collateralized by accounts receivable and inventories.  Borrowing limitations are based on approximately 45% of eligible inventory and up to 80% of eligible accounts receivable, up to a maximum credit facility of approximately $2,400,000.  The maximum borrowing limit on our line of credit facility was reduced in August 2014 from $4,500,000 to $2,400,000 to reflect the reduction achieved through the previously reported payment of $2,100,000 on the line from the sale-leaseback of our Utah facilities.  Interest payments on the line are due monthly.  All borrowings under the line of credit are presented as current liabilities in the accompanying consolidated balance sheet.

The line of credit agreement includes covenants requiring us to maintain certain financial ratios.  As of December 31, 2014, we were not in compliance with all loan covenants.  The line of credit matured on January 31, 2015.  The bank has agreed to leave the line open until February 28, 2015 to allow us to replace the line of credit with a new credit facility with another lender.  We are working with a new lender who has agreed in principle to pay off the bank by the end of February.   The terms of this new credit facility are not as favorable as our bank line of credit had been.  We expect that when fees are considered together with interest payable under the new line of credit agreement, the effective interest rate on borrowed money will be approximately 10%, compared to the rate payable on the bank line of credit which was approximately 4% per annum.  The lending limit on the new line of credit will be approximately $3,000,000.  Should we be unable to obtain this financing, we have offers from other lenders to provide financing.  We believe that amounts available under the new line of credit with the new lender as well as cash generated from operating activities will continue to be sufficient to meet our annual operating requirements.  Failure to obtain replacement financing would have a material adverse effect on our business operations and would raise doubt in regards to our ability to continue our normal business operations.

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

The lease is accounted for under the capital lease method of accounting and is being amortized over the 15-year term of the lease. The capital lease required a 5-year security deposit of $323,000 which is classified as an “other asset.” The deferred gain also triggered an increase in the deferred income tax. The actual lease payments will be split between interest expense and the capital lease payable. Annual future maturities of the capital lease (per FAS 13) are as follows: 2016, $173,357; 2017, $183,302; 2018, $193,818; 2019, $204,937; 2020, $216,694 and thereafter $2,666,097.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Dynatronics Corporation (“Company,” “Dynatronics,” “we”) designs, manufactures, distributes, markets and sells physical medicine and aesthetic products.  We offer a broad line of medical equipment including therapy devices, medical supplies and soft goods, treatment tables and rehabilitation equipment.  Our line of aesthetic products includes aesthetic massage and microdermabrasion devices, as well as skin care products.  We market and sell our products primarily to physical therapists, chiropractors, sports medicine practitioners, podiatrists, plastic surgeons, dermatologists and aestheticians.  We operate on a fiscal year ending June 30.  For example, reference to fiscal year 2015 refers to the year ending June 30, 2015.

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

•	Developing sales through our contract with Amerinet, Inc., one of the largest health care group purchasing organizations (“GPO”) in the United States.

•	Continuing to seek ways of increasing business with regional and national accounts including other group purchasing organizations and the U.S. Government.

•	Improving operational efficiencies by scaling costs to be reflective of current levels of sales.

•	Strengthening pricing management and procurement methodologies.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and six months ended December 31, 2014, should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing in Part I, Item 1 of this report, and our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, as amended, which includes audited financial statements for the year then ended.  Results of operations for the second fiscal quarter and six months ended December 31, 2014, are not necessarily indicative of the results that will be achieved for the full fiscal year ending June 30, 2015.

Three Months Ended December 31, 2014

Net Sales

Net sales increased $156,402 or approximately 2.2% to $7,303,189 for the quarter ended December 31, 2014, compared to net sales of $7,146,787 for the quarter ended December 31, 2013.  Market conditions began to improve in the fourth quarter of fiscal year 2014 and the improvement continued through the quarter ended December 31, 2014.  Sales to Amerinet facilities around the country under the contract that went into effect on July 1, 2014 accounted for the majority of the increase in total sales for the quarter ended December 31, 2014.  Specific product categories showing increases included capital exercise products, metal tables, and distributed capital modalities.

Gross Profit

For the fiscal quarter ended December 31, 2014, gross profit decreased approximately $213,920 or about 8.0% to $2,463,611, or 33.7% of net sales.  By comparison, gross profit for the quarter ended December 31, 2013 was $2,677,531, or 37.5% of net sales.  A significant factor in the decrease in gross profit was product mix.  Sales during the quarter ended December 31, 2014 included higher amounts of certain distributed products for which our margins are lower.  In addition, the balance of the decrease was attributable to product mix favoring medical supply products, as well as slightly increased cost of sales for manufactured capital products.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $64,257 to $2,379,720, or 32.6% of net sales~~,~~ for the quarter ended December 31, 2014, from $2,315,463, or 32.4% of net sales, for the quarter ended December 31, 2013.  Over the past several months, we engaged in negotiations to acquire a company.  However, upon completion of our due diligence in February 2015, we terminated the negotiations.  Costs related to the terminated acquisition included legal fees and other acquisition development costs of $143,299 for the quarter ended December 31, 2014.

The following factors accounted for the $64,257 increase in SG&A expenses for the three months ended December 31, 2014, compared to the three months ended December 31, 2013:

•	$86,725 of lower labor and overhead expenses;

•	$56,069 of lower selling expenses primarily associated with lower commission expense;

•	$143,299 of non-recurring legal and other acquisition-related expenses associated with the terminated acquisition,

•	$10,588 of higher amortization expense for the capitalization of the building lease; and

•	$53,164 of higher general expenses

In conjunction with the sale and leaseback of our corporate headquarters in August 2014, we entered into a $3.8 million capital lease for a 15-year term with an investor group.  Lease payments of approximately $27,000 are payable monthly.  However, the lease qualifies as a capital lease and the cost of that lease is reflected in higher interest and amortization expenses.  The increase in amortization expenses during the current reporting quarter is reflected above in the explanation of higher SG&A expenses.  During the quarter, our interest expense also increased $23,691 which is all attributable to the accounting treatment of the capital lease on the building.  Unlike the amortization expense, the increased interest expense is not included in SG&A expense, but is reported as a separate line item on the income statement.

Research and Development Expenses

Research and development (“R&D”) expenses decreased $4,037 to $234,674, or 3.2% of sales, in the quarter ended December 31, 2014, compared to $238,711, or 3.3% of sales in the quarter ended December 31, 2013.  The reduction in R&D expenses reflects the fact that last year we were incurring heavier R&D expenses associated with development of the Thermostim probe.  With its release in December 2013, and the completion of the development platforms for the Solaris Plus and 25 Series during the prior 12 months, our R&D costs have diminished while we take advantage of building on the platforms we developed.

Over the past three years, we have introduced more new products than any comparable period in our history.  The new product introductions include the SolarisPlus line of electrotherapy/ultrasound/ phototherapy units, the Ultra 2 and Ultra 3 motorized treatment tables, the 25 Series line of electrotherapy and ultrasound products, as well as the Dynatron ThermoStim probe.  We believe that developing new products is a key element in our strategy and critical to moving purchasing momentum in a positive direction.  Current R&D efforts are leveraging the work of the last three years to develop and introduce new products.  R&D costs are expensed as incurred and are expected to continue at current levels in the coming year as we have concluded a major R&D investment cycle.

Income (Loss) Before Income Tax

Pre-tax loss for the quarter ended December 31, 2014, was $226,126, compared to a pre-tax profit of $73,584 for the quarter ended December 31, 2013.  The decrease in pre-tax profits for the quarter was primarily attributable to lower gross profit generated during the periods and expenses related to the terminated acquisition together with higher interest and amortization expense for the capitalization of the building lease.  Without the non-recurring terminated acquisition expenses, we would have had a pre-tax loss from operations for the quarter ended December 31, 2014 of approximately $82,827.

Income Tax

Income tax benefit was $92,583 for the quarter ended December 31, 2014, compared to income tax provision of $29,489 for the quarter ended December 31, 2013.  The effective tax rate for the quarter ended December 31, 2014 was 40.9%, compared to 40.1% for the same quarter of the prior year.  The difference in the effective tax rates for the six months ended December 31, 2014, compared to the prior year period is attributable to reductions in R&D tax credits and other credits as well as certain permanent book to tax differences.

Net Income (Loss)

Net loss was $133,543 ($.05 per share) for the quarter ended December 31, 2014, compared to net income of $44,095 ($.02 per share) for the quarter ended December 31, 2013.  Lower gross profit generated during the quarter ended December 31, 2014, together with acquisition related expenses accounted for the decrease.

Six Months Ended December 31, 2014

Net Sales

For the six months ended December 31, 2014, net sales increased $317,298 or approximately 2.2% to $14,519,513, compared to net sales of $14,202,215 for the same period in the previous year. Market conditions began to improve in the fourth quarter of fiscal year 2014 and the improvement continued through the second fiscal quarter of fiscal year 2015, ended December 31, 2014.  Sales under the Amerinet contract that went into effect on July 1, 2014 accounted for the majority of the increase in total sales for the six months ended December 31, 2014.  The 2.2% increase in sales for the six months ended December 31, 2014 is a significant increase over the 7% annualized decline in sales experienced for the same period during the prior two years and ends a trend of declining top line performance over the prior 30 months.  Based on the trends of the past six months, we expect to see continued improvement in our top line performance.

Gross Profit

Gross profit for the six months ended December 31, 2014 decreased $227,416, or about 4.3% to $5,031,183, or 34.7% of sales.  A significant factor in the decrease in gross profit was product mix.  Sales during the six months ended December 31, 2014 included higher amounts of certain distributed products for which our margins are lower.  In addition, the balance of the decrease was attributable to product mix favoring medical supply products, as well as slightly increased cost of sales for manufactured capital products.  The fact the gross profit margin for the six month period of 34.7% was higher than the 33.7% reported in the current quarter is an artifact of gross margins of 35.6% in the quarter ended September 30, 2014, which more closely approximated gross profit margins of 36.5% reported for fiscal year ended June 30, 2014.

Selling, General and Administrative Expenses

SG&A expenses decreased $63,484 to $4,631,349, or 31.9% of net sales, for the six month period ended December 31, 2014, from $4,694,833, or 33.1% of net sales, for the six months ended December 31, 2013.  Costs related to the terminated acquisition included legal fees and other acquisition development costs of $219,873 during the six-month periods ended December 31, 2014.  Specific factors that impacted SG&A expenses for the six months ended December 31, 2014, compared to the six months ended December 31, 2013, included the following:

•	$86,224 of lower selling expenses primarily associated with lower commission expense;

•	$224,861 of lower labor and overhead expenses;

•	$219,873 of non-recurring legal and other acquisition-related expenses;

•	$17,593 of higher amortization expense for the capitalization of the building lease; and

•	$10,135 of higher general expenses.

As mentioned above, the sale and leaseback of our facility in Cottonwood Heights, Utah, resulted in a capital lease.  The accounting for a capital lease requires the recognition of imputed interest and amortization costs associated with the lease.  As noted above, there was $17,593 in additional amortization costs recognized in the six month period ending December 31, 2014 attributable to the new capital lease on the building.  In addition, the increase in interest expense of $12,071 reported in the six month period ended December 31, 2014 over the comparable period ending December 31, 2013 is primarily attributable to the imputed interest associated with the new lease recognized during the current period.

Research and Development Expenses

R&D expenses decreased $102,034 to $451,500, or 3.1% of sales, for the six months ended December 31, 2014, compared to $553,534, or 3.9% of sales in the similar period ended December 31, 2013.  The reduction in R&D expenses reflects the fact that last year we were incurring heavier R&D expenses associated with development of the Thermostim probe.  With its release in December 2013, and the completion of the development platforms for the Solaris Plus and 25 Series during the prior 12 months, our R&D costs have diminished while we take advantage of building on the platforms we developed.

Over the past three years, we have introduced more new products than any comparable period in our history.  The new product introductions include the SolarisPlus line of electrotherapy/ultrasound/phototherapy units, the Ultra 2 and Ultra 3 motorized treatment tables, the 25 Series line of electrotherapy and ultrasound products, as well as the Dynatron ThermoStim probe.  We believe that developing new products is a key element in our strategy and critical to moving purchasing momentum in a positive direction.  Current R&D efforts are leveraging the work of the last three years to develop and introduce new products.  R&D costs are expensed as incurred and are expected to continue at current levels in the coming year as we have concluded a major R&D investment cycle.

Income (Loss) Before Income Tax

Pre-tax loss for the six months ended December 31, 2014, was $169,639, compared to pre-tax loss of $94,925 for the six months ended December 31, 2013.  The decrease in pre-tax profits for the six-month period was primarily attributable to lower gross profit generated during the periods and expenses related to the aborted acquisition together with higher interest and amortization expense for the capitalization of the building lease.  Without the non-recurring terminated acquisition expenses, we would have had a pre-tax profit from operations for the six months ended December 31, 2014 of approximately $50,234.

Income Tax

Income tax benefit was $77,020 for the six months ended December 31, 2014, compared to a benefit of $31,236 for the six months ended December 31, 2013.  The effective tax rate for the six months ended December 31, 2014 was 45.4%, compared to 32.9% for the same period of the prior year.  The difference in the effective tax rates for the six months ended December 31, 2014, compared to the prior year period is attributable to reductions in R&D tax credits and other credits as well as certain permanent book to tax differences.

Net Income (Loss)

Net loss was $92,619 ($.04 per share) for the six months ended December 31, 2014, compared to a net loss of $63,689 ($.03 per share) for the similar period ended December 31, 2013.  Lower gross profit generated during the six months ended December 31, 2014, together with expenses related to the terminated acquisition accounted for the decrease.  Without the non-recurring terminated acquisition expenses, we would have had a net profit from operations for the six months ended December 31, 2014 of approximately $28,000, or $.01 per share.

Liquidity and Capital Resources

We have historically financed operations through cash from operations, available cash reserves, and borrowings under a line of credit with a commercial bank.  Working capital increased $1,511,296 to $4,858,891 as of December 31, 2014, inclusive of the current portion of long-term obligations and credit facilities, compared to working capital of $3,347,595 as of June 30, 2014.  As of December 31, 2014, we had approximately $913,189 of available credit under our credit facility.  This line of credit terminates February 28, 2015, as discussed below.  The current ratio was 1.9 to 1 as of December 31, 2014 and 1.5 to 1 as of June 30, 2014.

Cash and Cash Equivalents

Our cash and cash equivalents position as of December 31, 2014, was $199,593, compared to cash and cash equivalents of $332,800 as of June 30, 2014.  Our cash position varies from quarter to quarter, but typically stays within a range of $200,000 to $400,000.  We have a line of credit with a bank that matured January 31, 2015.  The bank has agreed to leave the line open until February 28, 2015 to facilitate moving the credit facility to a new lender.  We have signed a letter of intent with a new lender who has agreed in principle to pay off the bank by the end of February, as discussed below.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, decreased $207,911, or 6.6%, to $2,957,485 as of December 31, 2014, compared to $3,165,396 as of June 30, 2014.  Trade accounts receivable represent amounts due from our customers including medical practitioners, clinics, hospitals, colleges and universities and sports teams as well as dealers and distributors that purchase our products for redistribution.  We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers.  Accounts receivable are generally collected within 30 days of the agreed terms.

Inventories

Inventories, net of reserves, decreased $177,189, or 2.9%, to $5,980,659 as of December 31, 2014, compared to $6,157,848 as of June 30, 2014.  Inventory levels can fluctuate based on the timing of large inventory purchases from overseas suppliers.  We believe that our estimate of the allowance for inventory reserves is adequate based on our historical knowledge and product sales trends.

Medical Device Tax

In January 2013, all medical device manufacturers, including the Company, became subject to the MDT provisions of the Affordable Care Act.  The MDT requires that medical device manufacturers and importers pay a 2.3% excise tax on sales of all qualified medical devices.  Some exemptions in the law allow us to exclude a large portion of sales from being subject to the MDT.  For instance, products that are sold internationally are not subject to the MDT. Some rehabilitation products that are generally sold at retail are not subject to the MDT.  Income from our distribution and sale of products manufactured by others is not taxable to us under the MDT (although many of the manufacturers of these products are raising prices to their customers, including the Company, to cover their cost of the MDT).  Given these exemptions, we estimate that approximately 20-30% of our total sales are subject to the MDT.  During the quarter and six months ended December 31, 2014, we paid MDT of approximately $42,411 and $85,576, respectively, representing approximately 0.6% of total sales.

Accounts Payable

Accounts payable decreased $401,767, or 16.5%, to $2,031,767 as of December 31, 2014, from $2,433,534 as of June 30, 2014.  Accounts payable are generally not aged beyond the terms of our suppliers.  We take advantage of available early payment discounts when offered by our vendors.

Line of Credit

The outstanding balance on our line of credit decreased $1,998,518 to $1,522,691 as of December 31, 2014, compared to $3,521,209 as of June 30, 2014.  This reduction was made possible by the sale and leaseback of our Cottonwood Heights, Utah facilities in which we generated approximately $2,100,000 in net cash to pay down our line of credit.  Interest on the line of credit is based on the 90-day LIBOR rate (0.26% as of December 31, 2014) plus 3.5%.  The line of credit is collateralized by accounts receivable and inventories.  Borrowing limitations are based on approximately 45% of eligible inventory and up to 80% of eligible accounts receivable, up to a maximum credit facility of approximately $2,400,000.  The maximum borrowing limit on our line of credit facility was reduced in August 2014 from $4,500,000 to $2,400,000 to reflect the reduction achieved through the previously reported payment of $2,100,000 on the line from the sale-leaseback of our Utah facilities.  Interest payments on the line are due monthly.  All borrowings under the line of credit are presented as current liabilities in the accompanying consolidated balance sheet.

The line of credit agreement includes covenants requiring us to maintain certain financial ratios.  As of December 31, 2014, we were not in compliance with all loan covenants.  The line of credit matured on January 31, 2015.  The bank has agreed to leave the line open until February 28, 2015 to allow us to replace the line of credit with a new credit facility with another lender.  We are working with a new lender who has agreed in principle to pay off the bank by the end of February.   The terms of this new credit facility are not as favorable as our bank line of credit had been.  We expect that when fees are considered together with interest payable under the new line of credit agreement, the effective interest rate on borrowed money will be approximately 10%, compared to the rate payable on the bank line of credit which was approximately 4% per annum.  The lending limit on the new line of credit will be approximately $3,000,000.  Should we be unable to obtain this financing, we have offers from other lenders to provide financing.  We believe that amounts available under the new line of credit with the new lender as well as cash generated from operating activities will continue to be sufficient to meet our annual operating requirements.  Failure to obtain replacement financing would have a material adverse effect on our business operations and would raise doubt in regards to our ability to continue our normal business operations.

Debt

Long-term debt, excluding current installments decreased $536,338 to $718,795 as of December 31, 2014, compared to $1,255,133 as of June 30, 2014.  This reduction was achieved through the sale of our Utah facility and the subsequent payoff of the mortgage on that building.  The remaining long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facility in Tennessee.  The principal balance on the mortgage loans is approximately $800,189, of which $689,152 is classified as long-term debt, with monthly principal and interest payments of $13,278.  Our mortgage loan matures in 2021.

As discussed above, in conjunction with the sale and leaseback of our corporate headquarters in August 2014, we entered into a $3.8 million capital lease for a 15-year term with an investor group.  Lease payments of approximately $27,000 are payable monthly.

Inflation

Our revenues and net income have not been unusually affected by inflation or price increases for raw materials and parts from vendors.

Stock Repurchase Plans

Our Board of Directors adopted a stock repurchase plan in 2003.  Purchases of shares may be made from time-to-time, in the open market, through block trades or otherwise, and decisions to repurchase shares under this plan are based among other criteria upon market conditions, the level of our cash balances, general business opportunities, and other factors.  Our Board of Directors periodically approves the dollar amounts for share repurchases under the plan.  As of December 31, 2014, $448,450 remained available for purchases under the plan.  There is no expiration date for the plan.  No purchases were made under this plan during the three months ended December 31, 2014.

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

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5.    Other Information

Death of Director

On November 12, 2014, we filed a Current Report on Form 8-K with the Securities and Exchange Commission to report the death on November 7, 2014 of Joseph H. Barton, a member of our Board of Directors since 1996, except for a two-year period in 2002-2004.  As a result of Mr. Barton’s passing, we also informed the Nasdaq Stock Market that the Company is no longer in compliance with Marketplace Rule 5605(b) which requires that the Company have a board of directors comprised of a majority of directors who are independent under Rule 5605(a).  In addition, we are no longer in compliance with Rule 5605(c) which requires that we have an audit committee comprised of a minimum of three independent directors.  Upon Mr. Barton’s passing, our board is comprised of two independent and two non-independent directors and our audit committee is comprised of only two independent directors.  Under applicable rules, we have a period of one year, or until the next annual meeting of shareholders, whichever first occurs, to appoint a new independent director to fill the vacancy resulting from the death of Mr. Barton.

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

10.8	Executive Employment Agreement (Beardall) (previously filed as exhibit to Current Report on Form 8-K, filed with the Commission on March 7, 2011)

10.9	Executive Employment Agreement (Cullimore, Jr.) (previously filed as exhibit to Current Report on Form 8-K, filed with the Commission on March 28, 2013)

10.10	Amended Executive Employment Agreement (Beardall) (previously filed as exhibit to Quarterly Report on Form 10Q, filed with the Commission on November 14, 2014)

10.11	Amended Restricted Stock Award (Beardall) (previously filed as exhibit to Quarterly Report on Form 10Q, filed with the Commission on November 14, 2014)

10.12	Amended Restricted Stock Award (Cullimore) (previously filed as exhibit to Quarterly Report on Form 10Q, filed with the Commission on November 14, 2014)

11	Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)

31.1	Certification under Rule 13a-14(a)/15d-14(a) of principal executive officer (filed herewith)

31.2	Certification under Rule 13a-14(a)/15d-14(a) of principal financial officer (filed herewith)

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

DYNATRONICS CORPORATION
Registrant

Date February 13, 2015	/s/ Kelvyn H. Cullimore, Jr.
Kelvyn H. Cullimore, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date February 13, 2015	/s/ Terry M. Atkinson, CPA
Terry M. Atkinson, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)