Form 10-Q
period 2015-03-31
DYNATRONICS CORP
filed 2015-05-14
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The number of shares outstanding of the registrant’s common stock, no par value, as of May 11, 2015 is 2,520,389.

DYNATRONICS CORPORATION
FORM 10-Q
QUARTER ENDED MARCH 31, 2015

DYNATRONICS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	March 31, 2015	June 30, 2014

Current assets:
Cash and cash equivalents	$341,434	332,800
Trade accounts receivable, less allowance for doubtful accounts of $392,898 as of March 31, 2015 and $325,355 as of June 30, 2014	2,853,000	3,165,396
Other receivables	8,389	15,594
Inventories, net	6,146,117	6,157,848
Prepaid expenses and other	772,998	298,370
Current portion of deferred income tax assets	339,376	408,919

Total current assets	10,461,314	10,378,927

Property and equipment, net	5,159,797	2,980,677
Intangible assets, net	201,962	235,440
Other assets	684,511	396,456
Deferred income tax assets, net of current portion	1,494,919	303,644

Total assets	$18,002,503	14,295,144

Liabilities and Stockholders' Equity

Current liabilities:
Current portion of long-term debt	$124,480	302,274
Current portion of capital lease	170,956	-
Current portion of deferred gain	150,448	-
Line of credit	1,879,077	3,521,209
Warranty reserve	152,519	157,753
Accounts payable	2,330,940	2,433,534
Accrued expenses	280,568	342,716
Accrued payroll and benefits expense	341,559	243,394
Income tax payable	570,252	30,452

Total current liabilities	6,000,799	7,031,332

Long-term debt, net of current portion	687,067	1,255,133
Capital lease, net of current portion	3,509,100	-
Deferred gain, net of current portion	2,018,509	-
Capital lease timing differental	28,805	-

Total liabilities	12,244,280	8,286,465

Commitments and contingencies

Stockholders' equity:
Common stock, no par value: Authorized 50,000,000 shares; 2,520,389 shares issued and outstanding for both March 31, 2015 and June 30, 2014	7,199,988	7,149,812
Accumulated deficit	(1,441,765)	(1,141,133)

Total stockholders' equity	5,758,223	6,008,679

Total liabilities and stockholders' equity	$18,002,503	14,295,144

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2015	2014	2015	2014

Net sales	$6,690,705	6,185,642	21,210,219	20,387,856
Cost of sales	4,498,818	3,929,523	13,987,149	12,873,138

Gross profit	2,191,887	2,256,119	7,223,070	7,514,718

Selling, general, and administrative expenses	2,217,397	2,245,595	6,848,746	6,940,427
Research and development expenses	236,461	212,905	687,961	766,438

Operating loss	(261,971)	(202,381)	(313,637)	(192,147)

Other income (expense):
Interest income	847	4	4,448	41
Interest expense	(87,127)	(59,038)	(215,156)	(174,996)
Other income, net	3,696	6,569	10,151	17,331

Net other expense	(82,584)	(52,465)	(200,557)	(157,624)

Loss before income taxes	(344,555)	(254,846)	(514,194)	(349,771)

Income tax benefit	136,542	93,094	213,562	124,330

Net loss	$(208,013)	(161,752)	(300,632)	(225,441)

Basic and diluted net loss per common share	$(0.08)	(0.06)	(0.12)	(0.09)

Weighted-average common shares outstanding:

Basic	2,520,389	2,519,779	2,520,389	2,519,191
Diluted	2,520,389	2,519,779	2,520,389	2,519,191

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	March 31
	2015	2014
Cash flows from operating activities:
Net loss	$(300,632)	(225,441)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	325,015	323,172
Amortization of intangible	176,979	109,526
Stock-based compensation expense	50,176	53,269
Change in deferred income tax assets	(1,121,732)	(124,330)
Change in provision for doubtful accounts receivable	67,543	72,000
Change in provision for inventory obsolescence	62,209	90,000
Deferred gain on UT building	(100,298)	-
Change in operating assets and liabilities:
Receivables, net	252,058	281,344
Inventories, net	(50,478)	80,287
Prepaid expenses and other assets	(765,337)	(197,922)
Other assets	(326,584)	-
Prepaid income taxes	-	20,248
Income tax payable	539,800	-
Accounts payable and accrued expenses	(43,006)	(469,678)

Net cash provided by (used in)operating activities	(1,234,287)	12,475

Cash flows from investing activities:
Purchase of property and equipment	(49,143)	(115,653)
Proceeds from sale of property and equipment	3,800,000	-

Net cash provided by (used in) investing activities	3,750,857	(115,653)

Cash flows from financing activities:
Principal payments on long-term debt	(745,860)	(242,881)
Principal payments on long-term capital lease	(119,944)	-
Net change in line of credit	(1,642,132)	176,403

Net cash used in financing activities	(2,507,936)	(66,478)

Net change in cash and cash equivalents	8,634	(169,656)

Cash and cash equivalents at beginning of the year	332,800	302,050

Cash and cash equivalents at end of the year	$341,434	132,394

Supplemental disclosure of cash flow information:
Cash paid for interest	$215,334	174,569
Cash paid for income taxes	356,151	-
Supplemental disclosure of non-cash investing and financing activities:
Capital lease	$3,800,000	-

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
March 31, 2015

NOTE 1.  PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated balance sheets as of March 31, 2015 and June 30, 2014, and the condensed consolidated statements of operations and cash flows for the three and nine months ended March 31, 2015 and 2014 were prepared by Dynatronics Corporation (the “Company”) without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the Company’s financial position, results of operations and cash flows.  The results of operations for the three and nine months ended March 31, 2015 are not necessarily indicative of the results of operations for the fiscal year ending June 30, 2015.  The Company previously filed with the SEC an annual report on Form 10-K, as amended, which included audited financial statements for each of the two years ended June 30, 2014 and 2013.  It is suggested that the financial statements contained in this Form 10-Q be read in conjunction with the financial statements and notes thereto contained in the Company’s most recent Form 10-K.

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

NOTE 2.  NET LOSS PER COMMON SHARE

Net loss per common share is computed based on the weighted-average number of common shares outstanding and, when appropriate, dilutive common stock equivalents outstanding during the period.  Stock options are considered to be common stock equivalents.  The computation of diluted net loss per common share does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Basic net loss per common share is the amount of net loss for the period available to each weighted-average share of common stock outstanding during the reporting period. Diluted net loss per common share is the amount of net loss for the period available to each weighted-average share of common stock outstanding during the reporting period and to each common stock equivalent outstanding during the period, unless inclusion of common stock equivalents would have an anti-dilutive effect.

The reconciliations between the basic and diluted weighted-average number of common shares outstanding for the three and nine months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2015	2014	2015	2014
Basic weighted-average number of common shares outstanding during the period	2,520,389	2,519,779	2,520,389	2,519,191
Weighted-average number of dilutive common stock options outstanding during the period	-	-	-	-
Diluted weighted-average number of common and common equivalent shares outstanding during the period	2,520,389	2,519,779	2,520,389	2,519,191

Outstanding options for common shares not included in the computation of diluted net loss per common share, because they were anti-dilutive, for the three months ended March 31, 2015 and 2014 totaled 143,609 and 144,609, respectively, and for the nine months ended March 31, 2015 and 2014 totaled 138,978 and 162,645, respectively.

NOTE 3.  STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the employee’s requisite service period. The Company recognized $16,265 and $17,622 in stock-based compensation expense during the three months ended March 31, 2015 and 2014, respectively, and recognized $50,176 and $53,269 in stock-based compensation expense during the nine months ended March 31, 2015 and 2014, respectively. These expenses were recorded as selling, general and administrative expenses in the condensed consolidated statements of operations.

Stock Options.  The Company maintains a 2005 equity incentive plan for the benefit of employees.  Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other stock-based awards may be granted under the plan.  Awards granted under the plan may be performance-based.  As of March 31, 2015, there were 121,140 shares of common stock authorized and reserved for issuance, but not granted under the terms of the 2005 equity incentive plan, as amended.

The following table summarizes the Company’s stock option activity during the nine-month period ended March 31, 2015.

	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of period	155,604	$6.45
Granted	-	-
Exercised	-	-
Cancelled	(3,252)	4.77
Outstanding at end of period	152,352	6.49

Exercisable at end of period	152,120	6.74

The Black-Scholes option-pricing model is used to estimate the fair value of options granted under the Company’s stock option plan. There were no options granted during the nine months ended March 31, 2015.

Expected option lives and volatilities are based on historical data of the Company. The risk-free interest rate is based on the U.S. Treasury Bills rate on the grant date for constant maturities that correspond with the option life. Historically, the Company has not declared dividends and there are no future plans to do so.

As of March 31, 2015, there was $342,179 of unrecognized stock-based compensation cost related to grants under the stock option plan that is expected to be expensed over a weighted-average period of four to ten years. There was $2,241 of intrinsic value for options outstanding as of March 31, 2015.

NOTE 4.  COMPREHENSIVE LOSS

For the nine months ended March 31, 2015 and 2014, comprehensive loss was equal to the net income (loss) as presented in the accompanying condensed consolidated statements of operations.

NOTE 5.  INVENTORIES

Inventories consisted of the following:

	March 31, 2015	June 30, 2014
Raw materials	$2,592,161	2,783,306
Finished goods	3,951,520	3,709,897
Inventory obsolescence reserve	(397,564)	(335,355)
	$6,146,117	6,157,848

NOTE 6.  RELATED-PARTY TRANSACTIONS

The Company currently leases office and warehouse space in Detroit, Michigan and Hopkins, Minnesota from two shareholders and former independent distributors on an annual basis under operating lease arrangements. Management believes the lease agreements are on an arms-length basis and the terms are equal to or more favorable than would be available to third parties. The expense associated with these related-party transactions totaled $17,700 and $17,700 for the three months ended March 31, 2015 and 2014, respectively, $53,100 and $52,200 for the nine months ended March 31, 2015 and 2014, respectively.

NOTE 7.  LINE OF CREDIT

Until March 2015, we maintained a line of credit with a bank.  In March 2015, we moved the line of credit to a new lender.  The terms of the new credit facility are not as favorable as the previous bank line of credit.  Under the agreement with the new lender, the effective interest rate on borrowed money is approximately 10% including interest and origination fees.  Interest on the new line of credit is prime rate plus 5%. The borrowing base on the new line of credit is approximately $2,700,000 and like the bank line of credit is secured by accounts receivable and inventory.  Borrowing limitations under the new line of credit are based on 85% of eligible accounts receivable and $700,000 of eligible inventory, up to a maximum credit facility of $3,000,000.    Interest payments on the line are due monthly.  All borrowings under the line of credit are presented as current liabilities in the accompanying consolidated balance sheet.  The new line of credit matures on March 5, 2016.

The outstanding balance on our lines of credit decreased $1,642,132 to $1,879,077 as of March 31, 2015, compared to $3,521,209 as of June 30, 2014.  This reduction was made possible by the sale and leaseback of our Cottonwood Heights, Utah facilities in which we generated approximately $2,100,000 in net cash to pay down our line of credit.

We believe that amounts available under the new line of credit as well as cash generated from operating activities will continue to be sufficient to meet our annual operating requirements.

NOTE 8.  SALE OF UTAH FACILITY AND LEASE COMMITMENTS

The Company entered into a lease agreement on August 8, 2014 for the sale-leaseback of its Utah facility which houses its executive offices and manufacturing facility. The agreement provided for the sale of the Utah facility for a purchase price of $3,800,000 and the subsequent leaseback for 180 monthly payments starting at $26,917 with an annual increase of 2%. The Company recorded a deferred gain of approximately $2,250,000 that will be amortized into income over the term of the lease. The cash proceeds from the sale were used primarily to pay down the Company’s line of credit.

The lease is accounted for under the capital lease method of accounting and is being amortized over the 15-year term of the lease. The capital lease required a 5-year security deposit of $323,000 which is classified as an “other asset.” The deferred gain also triggered an increase in the deferred income tax. The actual lease payments will be split between interest expense and the capital lease payable. Annual future maturities of the capital lease (per ASC 840) are as follows: 2016, $173,357; 2017, $183,302; 2018, $193,818; 2019, $204,937; 2020, $216,694 and thereafter $2,666,097.

NOTE 9.  RECENT ACCOUNTING PRONOUNCEMENTS

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This update eliminates from GAAP the concept of extraordinary items as part of its initiative to reduce complexity.  Therefore, extraordinary classification on the income statement will no longer be used. However, the presentation guidance for items that are unusual in nature or occur infrequently will be retained. The update is effective in fiscal years beginning after December 15, 2015 and early adoption is permitted. This update is not applicable to the Company as it has no extraordinary items.  However, if there are events that are unusual in nature or occur infrequently, the appropriate disclosures will be made.

In August 2014, the FASB issued Accounting Stand Update (ASU) 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. This ASU requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards, but not currently in GAAP. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact that this ASU will have on its financial.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09 – Revenue from Contracts with Customers, which provides a single, comprehensive revenue recognition model for all contracts with customers. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is not permitted and companies can transition to the new standard under the full retrospective method or the modified retrospective method. The Company is currently evaluating the impact that this ASU will have on its financial statements.

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

Recent Events

On May 1, 2015, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with affiliates of Prettybrook Partners, LLC (“Prettybrook”) and certain other purchasers (collectively with Prettybrook, the “Preferred Investors”) for the offer and sale of shares of our Series A 8% Convertible Preferred Stock (the “Series A Preferred”) in the aggregate amount of up to $5,000,000.  The Preferred Investors are all persons who are accredited investors as defined by Rule 501 under the Securities Act of 1933, as amended.  Pursuant to the Purchase Agreement as of the date of this report, the Preferred Investors agreed to purchase a total of 1,600,000 shares of Series A Preferred Stock, and will be granted in connection with such purchase, (i) A-Warrants, exercisable by cash exercise only, to purchase 1,200,000 shares of our common stock, and (ii) B-Warrants, exercisable by “cashless exercise”, to purchase 1,200,000 shares of our common stock.  Proceeds from this private placement will be used to promote organic growth through expansion of the Company’s sales distribution channels both domestically and internationally, improve our  infrastructure and operating systems, and support strategic acquisition opportunities.

On May 4, 2015, we filed a Current Report on Form 8-K (the “Current Report”) to disclose this transaction.  Additional details regarding the transaction, as well as the transaction documents, are included in the Current Report.  The transaction is expected to close on June 30, 2015, following receipt of shareholder approval of certain terms of the transaction, obtained at our Annual Meeting of Shareholders scheduled for June 29, 2015.

Business Outlook

In the last three years we have released more new and innovative products than during any other similar period in our history.  The introduction of the Solaris Plus family of combination electrotherapy/ ultrasound/phototherapy units, the 25 Series combination electrotherapy/ultrasound units, the line of Ultra treatment tables, and the ThermoStim probe (an accessory to the Solaris Plus family of products) make up most of these innovative new products.

The introduction of these products has been a major strategic component of attracting new sales representatives and dealers in order to expand our distribution across North America and into international territories.  Adding these new sales reps and dealers along with liberalizing  policies of who can sell our proprietary products is part of our strategic plan for expanding our distribution reach and strengthening sales.

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

Based on our defined strategic initiatives, we are focusing our resources in the following areas:

•
Improving gross profit margins by, among other initiatives, increasing market share of manufactured capital products by promoting sales of our state-of-the-art Dynatron ThermoStim probe, SolarisPlus and 25 Series products.

•
Seeking to improve distribution of our products through recruitment of additional qualified sales representatives and dealers attracted by the many new products being offered and expanding the availability of proprietary combination therapy devices.

•
Increasing international sales by identifying key distributors and strategic partners who will represent our product line, particularly in China, Japan, Southeast Asia, Mexico, Central and South America as well as portions of Europe.

•
Exploring strategic business acquisitions using the capital infusion from the Preferred Investors.  This will leverage and complement our competitive strengths, increase market reach and allow us to potentially expand into broader medical markets.

•	Continuing to seek ways of increasing business with regional and national accounts including group purchasing organizations (“GPO”) like Amerinet and the U.S. Government.

•	Improving operational efficiencies by scaling costs to be reflective of current levels of sales.

•	Strengthening pricing management and procurement methodologies.

•	Updating and improving our selling and marketing efforts including electronic commerce options, as well as developing better tools for our sales force to improve their efficiency.

Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended March 31, 2015, should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing in Part I, Item 1 of this report, and our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, as amended, which includes audited financial statements for the year then ended.  Results of operations for the third fiscal quarter and nine months ended March 31, 2015, are not necessarily indicative of the results that may be achieved for the full fiscal year ending June 30, 2015.

Three Months Ended March 31, 2015

 Net Sales

Net sales increased $505,063 or approximately 8.2% to $6,690,705 for the quarter ended March 31, 2015, compared to net sales of $6,185,642 for the quarter ended March 31, 2014.  After almost 30 months of declining revenue, market conditions began to improve in May 2014 and the improvement accelerated during  the quarter ended March 31, 2015.  Higher sales of distributed capital products and metal and wood treatment tables accounted for the majority of the increase in total sales for the quarter ended March 31, 2015.

Average daily order flow for the quarter ended March 31, 2015 improved by 14% over the same quarter last year.  However, a large amount of orders had delayed shipping dates leaving an unusually large balance of backorders on the books at the end of March.  The approximately $1,100,000 in backorders as of the end of March was the fourth largest amount of backorders at the end of any month in the history of the Company.  These backorders were attributable to customer shipping dates and international orders.  Average daily order flow is not a traditional generally accepted accounting principles (“GAAP”) measurement, but given the extraordinary level of backlog as of March 31, 2015, we believe that it accurately explains why sales and profits were not greater than stated for the quarter and nine-month periods then ended.  It is not intended to be a substitute for the financial information prepared in accordance with GAAP that appears elsewhere in this report.

Gross Profit

For the quarter ended March 31, 2015, gross profit decreased approximately $64,232 or about 2.8% to $2,191,887, or 32.8% of net sales.  By comparison, gross profit for the quarter ended March 31, 2014 was $2,256,119, or 36.5% of net sales.  A significant factor in the decrease in gross profit was product mix.  Sales during the quarter ended March 31, 2015 included higher sales of certain manufactured and distributed products for which our margins are lower.  Sales of higher margin manufactured products accounted for 23.6% of sales compared to 28.0% during the same period last year.  In addition to the shift in sales mix, our network of dealers accounted for a higher percentage of sales during the quarter.  We sell to dealers at a wholesale price which would have the effect of lowering gross profit margins.

Despite increasing sales by 8.2%, the lower gross profit margin on the incremental sales was insufficient to match the gross profit generated on lower sales during the same period last year.  By focusing our sales efforts on increasing sales of the higher margin manufactured products, we should not only improve top line sales, but also bring margins back into more historic norms.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased $28,198 to $2,217,397, or 33.1% of net sales~~,~~ for the quarter ended March 31, 2015, from $2,245,595, or 36.3% of net sales, for the quarter ended March 31, 2014.  Since July 2014,  we were engaged in negotiations to make an acquisition.  However, upon completion of our due diligence in February 2015, we terminated the negotiations.  Costs related to the terminated acquisition included legal fees and other acquisition development costs of $35,874 for the quarter ended March 31, 2015.

The following factors impacted SG&A expenses for the three months ended March 31, 2015:

•	$54,378 of lower labor and overhead expenses, partially offset by $25,371 of higher amortization expense for the capitalization of the building lease;

•	$17,295 of lower selling expenses primarily associated with lower commission expense;

•	$43,475 of higher general expenses which includes $35,874 of non-recurring legal and other acquisition-related expenses associated with the terminated acquisition.

The increase in amortization expense described above is due to the sale and leaseback of our corporate headquarters in August 2014 when we entered into a $3.8 million capital lease for a 15-year term with an investor group.  Lease payments of approximately $27,000 are payable monthly.  The accounting for a capital lease requires the recognition of imputed interest and amortization costs associated with the lease, which is reflected in higher interest and amortization expenses for the quarter ended March 31, 2015 compared to March 31, 2014.

Research and Development Expenses

Research and development (“R&D”) expenses increased $23,556 to $236,461, or 3.5% of sales, in the quarter ended March 31, 2015, compared to $212,905, or 3.4% of sales in the quarter ended March 31, 2014.  The increase in R&D expenses reflects development of new products that will be introduced in upcoming quarters.

We believe that developing new products is a key element in our strategy and critical to moving future sales in a positive direction.  Current R&D efforts are leveraging the work of the last three years to develop and introduce new products.  R&D costs are expensed as incurred and are expected to rise modestly in the coming year as we develop additional new products.

Income (Loss) Before Income Tax

Pre-tax loss for the quarter ended March 31, 2015, was $344,555, compared to $254,846 for the quarter ended March 31, 2014.  The increase in pre-tax loss for the quarter was primarily attributable to lower gross profit generated during the period and expenses related to the terminated acquisition, together with higher interest and amortization expense for the capitalization of the building lease.  Exclusive of the transaction costs associated with the failed acquisition, our pre-tax loss would have been reduced to $308,681.

Income Tax

Income tax benefit was $136,542 for the quarter ended March 31, 2015, compared to $93,094 for the quarter ended March 31, 2014.  The effective tax rate for the quarter ended March 31, 2015 was 39.6%, compared to 36.5% for the same quarter of the prior year.  The difference in the effective tax rates for the three months ended March 31, 2015, compared to the prior year period is attributable to certain permanent book to tax differences.

Net Income (Loss)

Net loss was $208,013 ($.08 per share) for the quarter ended March 31, 2015, compared to net loss of $161,752 ($.06 per share) for the quarter ended March 31, 2014.  Lower gross profit generated during the quarter ended March 31, 2015, together with acquisition related expenses accounted for the increase in net loss.

Nine Months Ended March 31, 2015

Net Sales

For the nine months ended March 31, 2015, net sales increased $822,363 or approximately 4.0% to $21,210,219, compared to net sales of $20,387,856 for the same period in the previous year. Market conditions began to improve in the fourth quarter of fiscal year 2014 and the improvement accelerated  in  the third fiscal quarter of fiscal year 2015, ended March 31, 2015.  Increased sales of metal and wood treatment tables, capital exercise products, and distributed capital equipment accounted for the majority of the increase in total sales for the nine months ended March 31, 2015.  Based on the trends of the past nine months, we expect to see continued improvement in our top line performance.

Gross Profit

Gross profit for the nine months ended March 31, 2015 decreased $291,648, or about 3.9% to $7,223,070, or 34.1% of sales, compared to gross profit of $7,514,718, or about 36.9% of sales for the same period of the prior year.  Sales during the nine months ended March 31, 2015 included higher sales levels of certain manufactured and distributed products for which our margins are lower.  In addition, a shift in product mix favoring medical supply products, as well as dealer sales at wholesale prices accounting for a larger percentage of sales contributed to the decreased margins during the period.

Selling, General and Administrative Expenses

SG&A expenses decreased $91,681 to $6,848,746, or 32.3% of net sales, for the nine month period ended March 31, 2015, from $6,940,427, or 34.0% of net sales, for the nine months ended March 31, 2014.  Costs related to the terminated acquisition included legal fees and other acquisition development costs of $255,746 during the nine-month periods ended March 31, 2015.  Specific factors that impacted SG&A expenses for the nine months ended March 31, 2015, included the following:

•	$103,519 of lower selling expenses primarily associated primarily with lower commission expense;

•	$261,647 of lower labor and overhead expenses, which were partially offset by $67,657 of higher amortization expense for the capitalization of the building lease; and

•	$273,485 of higher general expenses which includes $255,746 of non-recurring legal and other acquisition-related expenses.

Interest Expense

In addition to the above expenses, we had higher interest expense of $40,160 during the nine-month period ended March 31, 2015 compared to the period ended March 31, 2014, primarily attributable to the imputed interest associated with the capital lease, and higher interest rates under the line of credit facility with our new lender.

Research and Development Expenses

R&D expenses decreased $78,477 to $687,961, or 3.2% of sales, for the nine months ended March 31, 2015, compared to $766,438, or 3.8% of sales in the similar period ended March 31, 2014.  The reduction in R&D expenses reflects the fact that last year we were incurring heavier R&D expenses associated with development of the Thermostim probe.  With its release in December 2013, and the completion of the development platforms for the Solaris Plus and 25 Series during the prior 12 months, our R&D costs declined during the first part of the fiscal year, but have increased in the three months ended March 31, 2015 as several new products are being prepared for market.

Income (Loss) Before Income Tax

Pre-tax loss for the nine months ended March 31, 2015, was $514,194, compared to pre-tax loss of $349,771 for the nine months ended March 31, 2014.  The increase in pre-tax loss for the nine-month period was primarily attributable to lower gross profit generated during the periods and expenses related to the aborted acquisition together with higher interest and amortization expense for the capitalization of the building lease.  Exclusive of the failed transaction costs during the nine month period, our loss would have been approximately $260,000, or a $90,000 improvement over the prior year despite the decreased gross profit margins.

Income Tax

Income tax benefit was $213,562 for the nine months ended March 31, 2015, compared to a benefit of $124,330 for the nine months ended March 31, 2014.  The effective tax rate for the nine months ended March 31, 2015 was 41.5%, compared to 35.5% for the same period of the prior year.  The difference in the effective tax rates for the nine months ended March 31, 2015, compared to the prior year period is attributable to reductions in R&D tax credits and other credits as well as certain permanent book to tax differences.

Net Income (Loss)

Net loss was $300,632 ($.12 per share) for the nine months ended March 31, 2015, compared to $225,441 ($.09 per share) for the nine months ended March 31, 2014.  Lower gross profit generated during the current period, together with expenses related to the terminated acquisition accounted for the increase in net loss.

Liquidity and Capital Resources

We have historically financed operations through cash from operations, available cash reserves, and borrowings under a line of credit facility.  Working capital increased $1,112,920 to $4,460,515 as of March 31, 2015, inclusive of the current portion of long-term obligations and credit facilities, compared to working capital of $3,347,595 as of June 30, 2014.  As of March 31, 2015, we had approximately $816,171 of available credit under our credit facility.  The current ratio was 1.7 to 1 as of March 31, 2015 and 1.5 to 1 as of June 30, 2014.

Cash and Cash Equivalents

Our cash and cash equivalents position as of March 31, 2015, was $341,434, compared to cash and cash equivalents of $332,800 as of June 30, 2014.  Our cash position varies from quarter to quarter, but typically stays within a range of $200,000 to $400,000.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, decreased $312,396, or 9.9%, to $2,853,000 as of March 31, 2015, compared to $3,165,396 as of June 30, 2014.  Trade accounts receivable represent amounts due from our customers including medical practitioners, clinics, hospitals, colleges and universities and sports teams as well as dealers and distributors that purchase our products for redistribution.  We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers.  Accounts receivable are generally collected within 30 days of the agreed terms.

Inventories

Inventories, net of reserves, decreased $11,731, or 0.2%, to $6,146,117 as of March 31, 2015, compared to $6,157,848 as of June 30, 2014.  Inventory levels fluctuate based on the timing of large inventory purchases from overseas suppliers.  We believe that our estimate of the allowance for inventory reserves is adequate based on our historical knowledge and product sales trends.

Medical Device Tax

In January 2013, all medical device manufacturers, including the Company, became subject to the Medical Device Tax “MDT” provisions of the Affordable Care Act.  The MDT requires that medical device manufacturers and importers pay a 2.3% excise tax on sales of all qualified medical devices.  Some exemptions in the law allow us to exclude a large portion of sales from being subject to the MDT.  For instance, products that are sold internationally are not subject to the MDT. Some rehabilitation products that are generally sold at retail are not subject to the MDT.  Income from our distribution and sale of products manufactured by others is not taxable to us under the MDT (although many of the manufacturers of these products  raised prices to their customers, including the Company, to cover their cost of the MDT).  Given these exemptions, we estimate that approximately 20-30% of our total sales are subject to the MDT.  During the quarter and nine months ended March 31, 2015, we paid MDT of approximately $36,906 and $122,482, respectively, representing approximately 0.6% of total sales.

Accounts Payable

Accounts payable decreased $102,594, or 4.2%, to $2,330,940 as of March 31, 2015, from $2,433,534 as of June 30, 2014.  Accounts payable are generally not aged beyond the terms of our suppliers.  We take advantage of available early payment discounts when offered by our vendors.

Line of Credit

In March 2015, we moved the line of credit to a new lender.  The outstanding balance on our line of credit decreased $1,642,132 to $1,879,077 as of March 31, 2015, compared to $3,521,209 as of June 30, 2014.  This reduction was made possible by the sale and leaseback of our Cottonwood Heights, Utah facilities in which we generated approximately $2,100,000 in net cash to pay down our line of credit.  Interest on the line of credit is based on the prime rate plus 5%.  The $3,000,000 line of credit is collateralized by accounts receivable and inventories.  Borrowing limitations are based on 85% of eligible accounts receivable and $700,000 of eligible inventory.  The current borrowing base on the new line of credit is approximately $2,700,000.  Interest payments on the line are due monthly.  All borrowings under the line of credit are presented as current liabilities in the accompanying consolidated balance sheet.

The line of credit matures on March 5, 2016.  The terms of this new credit facility are not as favorable as our bank line of credit had been.  The effective interest rate on borrowed money is approximately 10% including interest and origination fees.  We believe that amounts available under the new line of credit as well as cash generated from operating activities will continue to be sufficient to meet our annual operating requirements.

Debt

Long-term debt, excluding current installments decreased $568,066 to $687,067 as of March 31, 2015, compared to $1,255,133 as of June 30, 2014.  This reduction was achieved through the sale of our Utah facility and the subsequent payoff of the mortgage on that building.  The remaining long-term debt is comprised primarily of the mortgage loans on our office and manufacturing facility in Tennessee.  The principal balance on the mortgage loan is approximately $773,095, of which $660,260 is classified as long-term debt, with monthly principal and interest payments of $13,278.  Our mortgage loan matures in 2021.

As discussed above, in conjunction with the sale and leaseback of our corporate headquarters in August 2014, we entered into a $3,800,000 capital lease for a 15-year term with an investor group.  Lease payments of approximately $27,000 are payable monthly.

Deferred Tax Asset

The Company’s deferred tax assets, which include the net operating loss carryforwards and R&D tax credits, will be utilized against the 2014 gain on sale of building as the deferred gain is recognized over the 15-year term of the building lease, in accordance with sale/leaseback GAAP accounting rules.

Inflation

Our revenues and net income have not been unusually affected by inflation or price increases for raw materials and parts from vendors.

Stock Repurchase Plans

Our Board of Directors adopted a stock repurchase plan in 2003.  Purchases of shares may be made from time-to-time, in the open market, through block trades or otherwise, and decisions to repurchase shares under this plan are based among other criteria upon market conditions, the level of our cash balances, general business opportunities, and other factors.  Our Board of Directors periodically approves the dollar amounts for share repurchases under the plan.  As of March 31, 2015, $448,450 remained available for purchases under the plan.  There is no expiration date for the plan.  No purchases were made under this plan during the three months ended March 31, 2015.

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

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.    Exhibits

(a)      Exhibits

3.1
Articles of Incorporation and Bylaws of Dynatronics Laser Corporation. Incorporated by reference to a Registration Statement on Form S-1 (No. 2-85045) filed with the Commission and effective November 2, 1984

3.2	Articles of Amendment dated November 21, 1988 (previously filed)

3.3	Articles of Amendment dated November 18, 1993 (previously filed)

3.4
Form of Articles of Amendment to the Articles of Incorporation of Dynatronics Corporation Designating Preferences, Rights and Limitations of the Series A Preferred Stock, filed as Appendix B to the Registrant’s Preliminary Proxy Statement as filed with the Commission on May 4, 2015 and incorporated herein by reference.

4.1	Form of A-Warrant, filed as Appendix D to the Registrant’s Preliminary Proxy Statement as filed with the Commission on May 4, 2015 and incorporated herein by reference.

4.2	Form of B-Warrant, filed as Appendix E to the Registrant’s Preliminary Proxy Statement as filed with the Commission on May 4, 2015 and incorporated herein by reference.

10.1
Securities Purchase Agreement, dated as of May 1, 2015, filed as Appendix C to the Registrant’s Preliminary Proxy Statement as filed with the Commission on May 4, 2015 and incorporated herein by reference.

10.2	Form of Registration Rights Agreement, filed as Appendix F to the Registrant’s Preliminary Proxy Statement as filed with the Commission on May 4, 2015 and incorporated herein by reference.

10.3
2015 Equity Incentive Award Plan, Form of Incentive Stock Option Award, and Form of Non-Statutory Stock Option Award, filed as Appendix A to the Registrant’s Preliminary Proxy Statement as filed with the Commission on May 4, 2015 and incorporated herein by reference.

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

10.7	Executive Employment Agreement (Cullimore) dated May 1, 2015

10.8	Executive Employment Agreement (Beardall) dated May 1, 2015

10.9	Amended Restricted Stock Award (Beardall) dated May 1, 2015

10.10	Amended Restricted Stock Award (Cullimore) dated May 1, 2015

10.11	Stock Option Award (Cullimore) dated May 1, 2015

10.12	Stock Option Award (Beardall) dated May 1, 2015

11	Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)

31.1	Certification under Rule 13a-14(a)/15d-14(a) of principal executive officer (filed herewith)

31.2	Certification under Rule 13a-14(a)/15d-14(a) of principal financial officer (filed herewith)

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

DYNATRONICS CORPORATION
Registrant

Date May 14, 2015	/s/ Kelvyn H. Cullimore, Jr.
Kelvyn H. Cullimore, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date May 14, 2015	/s/ Terry M. Atkinson, CPA
Terry M. Atkinson, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)