Form 10-K
period 2015-06-30
DYNATRONICS CORP
filed 2015-09-28
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Act).   Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of December 31, 2014 (the last day of the registrant’s most recently completed second fiscal quarter) was approximately $8.9 million, based on the average bid and asked price of the common stock on that date.

As of September 18, 2015, there were 2,643,583 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐  No ☑
Documents Incorporated by Reference

The registrant incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A for its 2015 Annual Shareholders Meeting.

TABLE OF CONTENTS

PART I

  PART I

Unless the context otherwise requires, all references in this report to “registrant,” “we,” “us,” “our,” “Dynatronics” or the “Company” refer to Dynatronics Corporation, a Utah corporation and its wholly owned subsidiary.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcomes of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management and other matters.  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information in order to encourage companies to provide prospective information about themselves without fear of litigation, so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Annual Report on Form 10-K or may be incorporated by reference from other documents filed by us with the Securities and Exchange Commission. You can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions.  Except as otherwise required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

ITEM 1.  Business

Overview

Dynatronics Corporation, headquartered in Cottonwood Heights, Utah, is a manufacturer and distributor of physical medicine products.  We employ 141 people in the United States who are dedicated to providing innovative therapeutic solutions to practitioners, so they can concentrate on providing the best care to their patients.  We offer customers a one-stop shop for their medical equipment and supply needs, including electrotherapy and ultrasound therapy, phototherapy, and thousands of medical supplies, treatment tables, and exercise products. Revenues grew to $29.1 million in 2015, an increase of 6.1% from $27.4 million in 2014.

Dynatronics was founded on a technology platform to treat patients non-invasively using microprocessor-based therapeutic devices. Over the past 35 years, we have grown by building upon these core therapeutic technologies, acquiring businesses in related medical fields, vertically integrating with our distribution channel and developing products to further meet the needs of our target customers.

Vision

We aspire to become a global leader in providing therapeutic equipment and physical medicine technology that helps medical professionals treat their patients effectively and non-invasively, while at the same time, providing a high quality investment for shareholders. We believe we will achieve these goals by evaluating and pursuing the best business combinations, strengthening our brand and generally becoming a top player in the markets in which we compete.

Strategy

We are pursuing three strategic growth initiatives: 1) introducing new products to the market through internal development, 2) geographic expansion, and 3) strategic corporate development.

As we pursue these initiatives, our executive leadership team has set forth the following near-term objectives aligned to this strategy:

New Product Development. Our investment in product development is intended to result in a pipeline of innovative products. Consistent with our competitive advantage as a manufacturer, our product development efforts will focus on therapeutic technologies and other projects with the potential for timely and material returns on investment.

Geographic Expansion.  We see an opportunity to accelerate revenue growth by increasing our U.S. presence through the addition of direct sales reps and dealers in several areas around the country.  We also anticipate expanding into adjacent markets that can benefit from our products.  We generate less than 5% of our revenues from markets outside the United States, whereas competing medical technology companies in our market produce a much larger percentage of their revenues internationally.  Therefore, we see an opportunity to accelerate revenue growth by increasing our international presence and we are expanding our distribution network in key international markets. We expect the commercial focus on key markets and a mix of products that carry both high margins and relevant price points will increase our international business as a share of our overall revenues.

Strategic Corporate Development. Over the years, we have successfully acquired businesses to grow our operations. Going forward, our corporate development program will be an important part of our strategy to increase scale.  Acquisitions, in particular, may be pursued as a means of expanding domestic or international distribution, adding a technology, increasing the scale of one of our current portfolios, or providing access to complementary or strategic growth areas. We intend to focus primarily on the therapeutic areas of patient care and medical supply products. In addition to acquisitions, we will be investing in targeted additions to our sales organization to improve market coverage. Our corporate development capabilities are increasingly important to remain competitive in today's environment.

Company

Dynatronics is a Utah corporation formed on April 29, 1983.  Our predecessor company, Dynatronics Research Company, was formed in 1979.  We operate on a fiscal year basis, ending on June 30.  For example, reference to fiscal year 2015 refers to the fiscal year ended June 30, 2015.  All references to financial statements in this report refer to the consolidated financial statements of Dynatronics Corporation.

Recent Developments

In July 2015, we received the Conformité Européen mark (CE Mark), granting approval for our SolarisPlus and “25 Series” therapeutic modality products.  The CE Mark is an indication that these products meet the requirements of applicable European Community directives for manufacturing.  This approval allows us to sell these products in Europe and many other countries around the world.  Over the past several years, we have expanded our distribution network into China, Japan, Mexico, Portugal, Singapore, Malaysia and several other countries.  Now, with the CE Mark, we can further expand throughout Europe and into areas of the world that recognize and require this distinguished mark of quality.  As a result, we expect international sales growth to accelerate as we extend our geographical reach and become a provider of these products on a global basis.

In June 2015, we completed a $4.0 million private placement led by affiliates of Prettybrook Partners, a strategic private equity investor focused on the healthcare industry.  The financing provides us with additional capital to promote organic growth and pursue potential strategic acquisitions.  With the notable experience of Dr. Stuart Essig and Erin Enright from Prettybrook, we have added partners that can help us make transformative improvements that we believe will benefit the Company and its shareholders.  Our goal is to transform Dynatronics into a platform for growth, both organically and through tactical and carefully-planned acquisitions in order to capitalize on important healthcare trends to accelerate the Company’s growth.  In the private placement, we issued accredited investors 1.6 million shares of Series A preferred stock (convertible share-for-share into common stock of the Company) and warrants to purchase 2.4 million shares of common stock.

Our Products

We sell products manufactured by others as well as our own product lines.  Sales in fiscal year 2015 were split 54%-46%, favoring distribution of products manufactured by others.  However, 57% of gross profit is generated by products that we manufacture.  Our products include a broad line of medical equipment for physical medicine applications including therapy devices, medical supplies and soft goods, treatment tables and rehabilitation equipment.  They are used primarily by physical therapists, chiropractors, sports medicine practitioners, podiatrists, physicians and other physical medicine professionals.

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

We market a broad line of devices that include electrotherapy, ultrasound or a combination of both of these modalities in a single device.  The Dynatron Solaris Plus and Dynatron “25 Series” include combination devices that provide electrotherapy and ultrasound therapy treatments to patients. The Dynatron “25 Series” devices target the lower-priced segment of the market.  The Dynatron SolarisPlus products add Tri-Wave phototherapy capabilities to electrotherapy and ultrasound combination devices.  We intend to continue development of our core therapy technology and remain a leader in the design, manufacture and sale of therapy equipment.

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

Our Dynatron SolarisPlus 709, 708, 707, 706, and 705 units, as well as the DX2 devices, all feature phototherapy technology.  The SolarisPlus products are capable of powering either the handheld Tri-Wave phototherapy probe or the larger Tri-Wave phototherapy pads.  The Dynatron Tri-Wave pad is capable of treating larger areas of the body via unattended infrared, red and blue wavelength phototherapy.  The Dynatron Tri-Wave phototherapy probe is used in an attended mode targeting specific treatment sites by the practitioner.  The DX2 device powers other phototherapy products such as the 880 probe that provides primarily infrared therapy at 880nm.

Thermal Therapy – For many decades, physical therapists and other medical practitioners have relied on cold compression therapy as a primary standard of care for treating patient injuries and for post-surgical conditions.  In December 2013, we introduced the new Dynatron Thermostim Probe to the market. The innovative Thermostim Probe incorporates technology designed to deliver thermal therapy (hot or cold) together with electrotherapy treatments.

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

Iontophoresis - Iontophoresis uses electrical current to transdermally deliver drugs such as lidocaine for localized treatment of inflammation without the use of needles.  The Dynatron iBoxTM, our proprietary iontophoresis device, provides support for this market.  We also distribute a line of proprietary iontophoresis electrodes under the brand name of Dynatron® Ion electrodes along with other types of iontophoresis electrodes from other manufacturers.

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

Distributed Medical Equipment, Supplies and Soft Goods - Over the years, we have significantly expanded the number of products we distribute to include additional exercise equipment, massage therapy products, treatment tables, parallel bars, hand therapy products, hot and cold therapy products, lotions and gels, paper products, athletic tape, canes and crutches, reflex hammers, stethoscopes, splints, elastic wraps, exercise weights, Thera-Band® (a registered mark of Hygenic Corp.) tubing, walkers, treadmills, stair climbers, heating units for hot packs, whirlpools, gloves, electrodes, hydrotherapy and aquatic exercise products, clinical supplies, aids to daily living products, cardio equipment, diagnostic and evaluation products, orthopedic supports, patient positioners, rehabilitation equipment, traction equipment, wound and edema care products, Pilates and yoga equipment, nutritional supplements, emergency care products and portable electrotherapy products.  Our current full-line catalog contains over 15,000 variations of rehabilitation products.

We market our products through direct sales representatives, independent dealers, our e-commerce website and our product catalog.  We continually seek to update our line of manufactured and distributed medical supplies and soft goods.

Sales Mix among Key Products

No single product accounted for more than 10% of total revenues in fiscal years 2015 and 2014.  Sales of manufactured physical medicine products represented approximately 46% and 47% of total physical medicine product sales in fiscal years 2015 and 2014, respectively.  Distribution of products manufactured by other suppliers accounted for the balance of our physical medicine product sales in those years.

Patents and Trademarks

Patents.  We hold a United States patent on our thermoelectric technology that will remain in effect until July 2032.  We also hold a United Stated patent on our combination traction/phototherapy technology that will remain in effect until December 2026 and a United States patent on our phototherapy technology that will remain in effect until August 2025.  In addition, we hold a United States patent on our microdermabrasion technology that will remain in effect until February 2020.  We hold two United States design patents on the microdermabrasion device that will remain in effect until November 2015 and a United States patent on the combination of our aesthetic massage and microdermabrasion technologies that will remain in effect until February 2020.

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

Warranty Service

We provide a warranty on all products we manufacture for time periods ranging in length from 90 days to five years from the date of sale.  We service warranty claims on these products primarily at our Cottonwood Heights, Utah and Chattanooga, Tennessee facilities depending on the service required.  We also have field service in other parts of the United States and Canada.  Our warranty policies are comparable to warranties generally available in the industry.  Warranty claims were approximately $146,000 and $141,000 in fiscal years 2015 and 2014, respectively.

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

Customers and Markets

We sell our products primarily to licensed practitioners such as physical therapists, chiropractors, podiatrists, sports medicine specialists, medical doctors, hospitals and clinics, and athletic trainers.  We utilize direct sales representatives and independent sales representatives to sell our products together with a network of over 150 independent dealers throughout the United States and internationally.  Most dealers purchase and take title to the products, which they then sell to end users.

We have entered into agreements with Group Purchasing Organizations (“GPOs”) and regional/national chains of physical therapy clinics and hospitals.  We sell our products directly to these clinics and hospitals as well as member facilities of the GPO’s pursuant to preferred pricing arrangements.  We also have preferred pricing arrangements with key customers who commit to purchase certain volumes and varieties of products.  No single customer or group of related accounts was responsible for 10% or more of total sales in fiscal years 2015 and 2014.

We export products to approximately 30 different countries.  Sales outside North America totaled approximately $0.9 million, or 3% of net sales, in fiscal year 2015, compared to approximately $0.7 million, or 2.7% of net sales, in fiscal year 2014.  We are working to expand our distribution channel in international markets.  Our Utah facility is certified to the ISO 13485 quality standard for medical device manufacturing.  This ISO designation enables us to qualify for the CE Mark, a designation required for marketing products in the European community and other foreign markets, and signifies the device or product was manufactured pursuant to a certified quality system.  In July 2015, we received CE Mark approval for our SolarisPlus family of products.  With this approval, we expect international sales growth to accelerate over the coming year.  We have no foreign manufacturing operations.  However, we purchase certain products and components from foreign manufacturers.

Competition

We believe our key products are distinguished competitively by our use of the latest technology.  Several of our products are protected by patents.  We believe that the integration of advanced technology in the design of each product has distinguished Dynatronics-branded products in a very competitive market.  For example, we were the first company to integrate infrared phototherapy as part of a combination therapy device.  The introduction of the ThermoStim probe this year was the first of its product type on the market.  By manufacturing approximately half of the products that we sell, we can focus on quality engineered products at competitive prices.  We believe these factors give us an edge over many competitors who are solely distributors of competing products.  Furthermore, the addition of direct sales representatives over the course of the last six years, together with our current expansion of general line dealers, has provided us with improved distribution channels for our products.  These distribution channels provide important competitive advantages due to many established relationships with clinics which directly affect the sale and distribution of our manufactured products as well as products of other manufacturers that we distribute, including products from competitors such as Mettler Electronics, manufacturer of the Sonicator brand of electrotherapy and ultrasound therapy products and DJO, manufacturer of the Chattanooga brand of electrotherapy products, and many manufacturers of treatment tables, medical supplies and soft goods.  Generally, since the migration of our business model seven years ago from being primarily a manufacturer to being a manufacturer and distributor, the competitive landscape takes on different dimensions as outlined below.  Dynatronics is one of only two companies in the physical medicine industry that has a comprehensive direct sales force; the other is Patterson Medical (formerly Sammons Preston), which was purchased in 2015 by Madison Dearborn Partners.

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

Research and Development

Total research and development (“R&D”) expenses in fiscal year 2015 were $0.9 million, compared to $1.0 million in fiscal year 2014.  R&D expenses in 2015 were related to development of therapeutic devices expected to be introduced in fiscal year 2016.  R&D expenses represented approximately 3.2% and 3.6% of our net sales in fiscal years 2015 and 2014, respectively.  Going forward, R&D expenditures are expected to remain near current levels in fiscal year 2016.

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

As a device manufacturer, we are required to register with the FDA and once registered we are subject to inspection for compliance with the FDA’s Quality Systems regulations.  These regulations require us to manufacture our products and maintain our documents in a prescribed manner with respect to manufacturing, testing, and control activities.  Further, we are required to comply with various FDA requirements for reporting.  The FDC Act and medical device reporting regulations require us to provide information to the FDA on deaths or serious injuries alleged to have been caused or contributed to by the use of our products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to occur.  The FDA also prohibits an approved device from being marketed for unapproved uses.  All of our therapeutic treatment devices as currently designed are cleared for marketing under section 510(k) of the Medical Device Amendment to the FDC Act or are considered 510(k) exempt.  If a device is subject to section 510(k) approval requirements, the FDA must receive premarket notification from the manufacturer of its intent to market the device.  The FDA must find that the device is substantially equivalent to a legally marketed predicate device before the agency will clear the new device for marketing. We intend to continuously improve our products after they have been introduced to the market.  Certain modifications to our marketed devices may require a premarket notification and clearance under section 510(k) before the changed device may be marketed, if the change or modification could significantly affect safety or effectiveness.  As appropriate, we may therefore submit future 510(k) notifications to the FDA.  No assurance can be given that clearance or approval of such new applications will be granted by the FDA on a timely basis, or at all.  Furthermore, we may be required to submit extensive preclinical and clinical data depending on the nature of the product changes.  All of our devices, unless specifically exempted by regulation, are subject to the FDC Act’s general controls, which include, among other things, registration and listing, adherence to the Quality System Regulation requirements for manufacturing, medical device reporting and the potential for voluntary and mandatory recalls described above.

The passage of the Patient Protection and Affordable Care Act and the Health Care and Educational Reconciliation Act, (the “Health Care Reform Law”) has affected and will continue to affect our operations.  Although an increase in utilization was expected as a result of the new law, so far in 2015, there has been no perceptible increase in demand for services due to increases in the ranks of the insured through the Health Care Reform Law.  A negative impact of this legislation as enacted is its imposition of an excise tax on all manufacturers and importers of medical devices.  Fortunately, less than a third of our sales are subject to the tax.  During fiscal years 2015 and 2014, we paid approximately $0.2 million in medical device taxes.  Both the United States Senate and House of Representatives in separate votes have indicated a willingness to repeal this punitive tax.

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

Failure to comply with applicable FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions.  Any such action by the FDA could materially adversely affect our ability to successfully market our products.  Our Utah and Tennessee facilities are inspected periodically by the FDA for compliance with the FDA’s Good Manufacturing Practices (“GMP”) and other requirements, including appropriate reporting regulations and various requirements for labeling and promotion.  The FDA Quality Systems Regulations are similar to the ISO 13485 Quality Standard.  The GMP regulation requires, among other things, that (i) the manufacturing process be regulated and controlled by the use of written procedures, and (ii) the ability to produce devices that meet the manufacturer’s specifications be validated by extensive and detailed testing of every aspect of the process.

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

Backlog

We had a backlog of orders of approximately $0.5 million as of June 30, 2015, compared to approximately $0.4 million as of June 30, 2014.

Employees

On June 30, 2015, we had a total of 129 full-time employees and 12 part-time employees, compared to 133 full-time employees and seven part-time employees on June 30, 2014.

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

Risks Related to Our Business and Industry

We have a recent history of losses, and we may not return to or sustain profitability in the future.  We have incurred net losses in each of the previous four fiscal years.  In recent years, we have made substantial investments in research and development, infrastructure, distribution channel expansion and acquisitions to support anticipated future revenue growth. In the past, from time to time we have not been in compliance with our liquidity covenants under our credit agreements and we may not be in compliance with the liquidity covenant or other financial covenants in our credit agreements in the future. We expect to continue to make significant investments in the development and expansion of our business, which may make it difficult for us to return to profitability. Our present business strategy is to improve cash flow by adding to our existing product line and expanding our sales and marketing efforts, including the addition of in-house sales personnel and acquisitions.  We cannot predict when we will again achieve profitable operations or that we will not require additional financing to fulfill our business objectives.  We may not be able to increase revenue in future periods, and our revenue could continue to decline or grow more slowly than we expect. We may incur significant losses in the future for many reasons, including due to the risks described in this Annual Report.

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

At the scheduled maturity of our credit facilities or in the event of an acceleration of a debt facility following an event of default, the entire outstanding principal amount of the indebtedness under such facility, together with all other amounts payable thereunder from time to time, will become due and payable. It is possible that we may not have sufficient funds to pay such obligations in full at maturity or upon such acceleration. If we default and are not able to pay any such obligations due, our lenders have liens on substantially all of our assets and could foreclose on our assets in order to satisfy our obligations. If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance our indebtedness and other financial transactions, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms, if at all. Our line of credit with a lender matures on March 5, 2016, which will require that we renew the facility at that time.  There is no assurance we will be successful in renewing the credit facility from our current or another lender.  In addition, any refinancing of our indebtedness could be at significantly higher interest rates, and/or result in significant transaction fees.

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

Our inability to acquire and integrate other businesses, products or technologies could harm our operating results.  Our business plan includes the acquisition of other businesses, products and technologies.  Since 2007, we have acquired six former distributors.  In the future we may acquire or invest in businesses, products or technologies that we believe could complement or expand our existing product lines, expand our customer base and operations, enhance our technical capabilities or otherwise offer growth or cost-saving opportunities. We have limited experience in successfully acquiring and integrating businesses, products and technologies. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms of the acquisition, financing the acquisition or effectively integrating the acquired business, product or technology into our existing business and operations. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices, or employee or customer issues.

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

Healthcare reform in the United States has had and is expected to continue to have a significant effect on our business and on our ability to expand and grow our business.  The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, generally known as the Health Care Reform Law, significantly expanded health insurance coverage to uninsured Americans and changed the way health care is financed by both governmental and private payers.  We expect expansion of access to health insurance may eventually increase the demand for our products and services and pressure to reduce costs of healthcare will likely increase demand for less costly services such as physical therapy both in a prehabilitative setting and a rehabilitative setting, but other provisions of the Health Care Reform Law have affected us adversely.  Additionally, further federal and state proposals for health care reform are likely. The reform has created uncertainty regarding reimbursement and delivery of services and has, in past years, resulted in reluctance on the part of health care providers to expand or improve their practices with new products and equipment, which has adversely affected our revenues.  We cannot predict what further reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on us.

The Health Care Reform Law contains many provisions designed to generate the revenues necessary to fund the coverage expansions and to reduce costs of Medicare and Medicaid, including imposing a 2.3% excise tax on domestic sales of medical devices by manufacturers and importers.  This new tax is levied on sales revenue, rather than profits, and has adversely affected our sales and cost of goods sold. For example, (i) where we purchase medical devices from third-party manufacturers, the manufacturers may increase their prices to cover their payment of the excise tax and our costs to purchase such medical devices may therefore increase and (ii) where we manufacture medical devices or are the importer of record, our cost of goods sold have increased because we are subject to paying the excise tax.

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

The cost of healthcare has risen significantly over the past decade and numerous initiatives and reforms initiated by legislators, regulators and third-party payors to curb these costs have resulted in a consolidation trend in the medical device industry as well as among our customers, including healthcare providers.  These conditions could result in greater pricing pressures and limitations on our ability to sell to important market segments, such as group purchasing organizations, integrated delivery networks and large single accounts. We expect that market demand, government regulation, third-party reimbursement policies and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances which may exert further downward pressure on the prices of our products and adversely impact our business, financial condition and results of operations.

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

The products we sell are subject to market and technological obsolescence.  We offer approximately 15,000 variations of products. Some of these products are subject to technological obsolescence outside of our control, since we do not manufacture the majority of the products we sell. If our customers discontinue purchasing a given product, we might have to record expense related to the diminution in value of inventories we have in stock, and depending on the magnitude, that expense could adversely impact our operating results. In addition to the products of others that we distribute, we design and manufacture our own medical devices and products.  We may be unable to effectively develop and market products against the products of our competitors in a highly competitive industry.  Our present or future products could be rendered obsolete or uneconomical by technological advances by our competitors. Competitive factors include price, customer service, technology, innovation, quality, reputation and reliability. Our competition may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, have greater financial, marketing and other resources than us or be more successful in attracting potential customers, employees and strategic partners. Given these factors, we cannot guarantee that we will be able to continue our level of success in the industry.

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

Our stock price has been volatile and we expect that it will continue to be volatile.  For example during the year ended June 30, 2015, the selling price of our common stock ranged from a high of $5.76 to a low of $2.70.  The volatility of our stock price can be due to many factors, including:

•	quarterly variations in our operating results;

•	changes in the market’s expectations about our operating results;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning our Company or of the healthcare industry in general;
•	strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;
•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends in our markets;

•	changes in laws and regulations affecting our business;

•	material announcements by us or our competitors;

•	material announcements by the manufacturers and suppliers we use;

•	sales of substantial amounts of our common stock by our directors, executive officers or significant shareholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions and acts of war or terrorism.

Investors in our securities may experience substantial dilution with the conversion of preferred stock to common, exercise of stock options and warrants, future issuances of stock, grants of restricted stock and the issuance of stock in connection with our acquisitions of other companies.  Our articles of incorporation authorize the issuance of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. Our board of directors (“Board of Directors” or “Board”) has the authority to issue additional shares of common and preferred stock up to the authorized capital stated in the articles of incorporation. Our Board of Directors may choose to issue some or all of such shares of common or preferred stock to acquire one or more businesses or to provide additional financing in the future.  We currently have outstanding approximately 1.6 million shares of Series A convertible preferred stock and associated warrants for the purchase of 2.4 million shares of common stock.  The preferred shares are convertible into common stock.  The conversion of the preferred stock and the exercise of the warrants will result in substantial dilution to common shareholders.  From time to time, we have issued and we expect we will continue to issue stock options or restricted stock grants or similar awards to employees, officers, directors pursuant to our equity incentive award plans.  Investors may experience dilution as these awards vest and are exercised by their holders and the restrictions lapse on the restricted stock grants. In addition, we may issue stock or warrants for the purchase of stock for the purpose of raising capital to fund our growth initiatives, in connection with acquisitions of other companies, or in connection with the settlement of obligations and or indebtedness with vendors and suppliers, which may result in investors experiencing dilution.  The issuance of any such shares of common or preferred stock may result in a reduction of the book value or market price of the outstanding shares of our common stock.  If we do issue any such additional shares of common stock or securities convertible into or exercisable for the purchase of common stock, such issuance also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change of control of our corporation.

Our current strategy includes growth through acquisitions, which requires us to incur substantial costs and potential liabilities for which we may never realize the anticipated benefits.  In addition to internally generated growth, our current strategy involves growth through acquisitions. We may be unable to implement our growth strategy, and our strategy ultimately may be unsuccessful. A significant portion of our growth in revenues has resulted from, and is expected to continue to result from, the acquisition of businesses complementary to our own. We engage in evaluations of potential acquisitions and are in various stages of discussion regarding possible acquisitions, certain of which, if consummated, could be significant to us. Any new acquisition could result in material transaction expenses, increased interest and amortization expense, increased depreciation expense, increased operating expense, and possible in-process research and development charges for acquisitions that do not meet the definition of a “business,” any of which could have a material adverse effect on our operating results. Certain businesses that we acquire may not have adequate financial, disclosure, regulatory, quality or other compliance controls at the time we acquire them. As we grow by acquisition, we must manage and integrate the new businesses to bring them into our systems for financial, disclosure, compliance, regulatory and quality control, realize economies of scale, and control costs. In addition, acquisitions involve other risks, including diversion of management resources otherwise available for development of our business and risks associated with entering markets in which our marketing teams and sales force has limited experience or where experienced distribution alliances are not available. Our future profitability will depend in part upon our ability to develop further our resources to adapt to these new products or business areas and to identify and enter into or maintain satisfactory distribution networks. We may not be able to identify suitable acquisition candidates in the future, obtain acceptable financing or consummate any future acquisitions. If we cannot integrate acquired operations, manage the cost of providing our products or price our products appropriately, our profitability could suffer. In addition, as a result of our acquisitions of other healthcare businesses, we may be subject to the risk of unanticipated business uncertainties, regulatory and other compliance matters or legal liabilities relating to those acquired businesses for which the sellers of the acquired businesses may not indemnify us, for which we may not be able to obtain insurance (or adequate insurance), or for which the indemnification may not be sufficient to cover the ultimate liabilities.

Our operating results, including components of operating results such as gross margin and cost of product sales, may fluctuate from time to time, and such fluctuations could affect our stock price. Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. Some of the factors that may cause these fluctuations include:

•	economic conditions worldwide, which could affect the ability of clinics and other customers to purchase our products;

•	the impact of acquisitions;

•	the impact of our restructuring activities;

•	the timing of significant customer orders, which tend to increase in the fourth quarter of the calendar year to coincide with the end of budget cycles for many hospitals;

•	market acceptance of our existing products, as well as products in development;

•	the timing of regulatory approvals;

•	expenses incurred and business lost in connection with product field correction actions or recalls;

•	potential backorders and lost sales resulting from stoppages in production relating to product recalls or field corrective actions;

•	changes in the cost or decreases in the supply of raw materials;

•	our ability to manufacture and ship our products efficiently or in sufficient quantities to meet sales demands;

•	the timing of our research and development expenditures;

•	expenditures for major initiatives;

•	reimbursement for our products by third-party payors such as Medicare, Medicaid, private and public health insurers and foreign governmental health systems;

•	the ability of our new commercial sales representatives to obtain sales targets in a reasonable time frame;

•	peer-reviewed publications discussing the clinical effectiveness of the products we sell;

•
inspections of our manufacturing facilities for compliance with GMP which could result in Form 483 observations, warning letters, injunctions or other adverse findings from the FDA or from equivalent regulatory bodies, and corrective actions, procedural changes and other actions that we determine are necessary or appropriate to address the results of those inspections, any of which may affect production and our ability to supply our customers with our products;

•	the increased regulatory scrutiny of certain of our products, including products which we manufacture for others, could result in their being removed from the market; and

•
the impact of goodwill and intangible asset impairment charges if future operating results of the acquired businesses are significantly less than the results anticipated at the time of the acquisitions.

The stock markets (including The NASDAQ Market, on which we list our common stock) have experienced significant price and volume fluctuations. As a result, the market price of our common stock could be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our financial condition, operating performance or prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy.

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

Our issuance of shares of preferred stock could delay or prevent a change of control of the Company.  We currently have approximately 1.6 million shares of Series A preferred stock outstanding, convertible into 1.6 million shares of common stock.  Our Board of Directors has the authority to cause us to issue, without any further vote or action by the shareholders, up to approximately 3.4 million additional shares of preferred stock, no par value per share, in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. The issuance of shares of preferred stock may have the effect of delaying, deferring or preventing a change in control of our Company without further action by the shareholders, even where shareholders are offered a premium for their shares. The issuance of shares of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of common stock, including the loss of voting control.

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

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of September 18, 2015, we had approximately 2,643,583 shares of common stock issued and outstanding.  Our common stock is included on the NASDAQ Capital Market (symbol: DYNT).  The following table shows the range of high and low sales prices for our common stock as quoted on the NASDAQ system for the quarterly periods indicated.

	Fiscal Year Ended June 30,
	2015		2014
	High	Low	High	Low
1st Quarter (July-September)	$5.00	$3.69	$7.94	$2.33
2nd Quarter (October-December)	$5.76	$3.34	$4.85	$2.74
3rd Quarter (January-March)	$3.89	$2.78	$5.57	$2.94
4th Quarter (April-June)	$3.51	$2.70	$4.44	$2.86

Shareholders

As of September 18, 2015, the approximate number of shareholders of record was 383.  This number does not include beneficial owners of shares held in “nominee” or “street” name.  Including such beneficial owners, we estimate that there are a total of 2,200 beneficial owners of our common stock.

Dividends

We currently have approximately 1.6 million of Series A preferred stock outstanding.  Dividends payable on these shares accrue at the rate of 8% per year and are payable quarterly in stock or cash.

We have never paid cash dividends on our common stock.  Our anticipated capital requirements are such that we intend to follow a policy of retaining earnings, if any, in order to finance the development of the business.

Purchases of Equity Securities

In February 2011, the Board of Directors approved $1,000,000 for open market share repurchases of the Company’s common stock. Approximately $0.5 million remained on this authorization as of June 30, 2015.  We did not purchase any shares of common stock during the fiscal quarter or the year ended June 30, 2015 or in the prior three fiscal years.

Preferred Stock

On June 30, 2015, we completed a private placement with affiliates of Prettybrook Partners, LLC (“Prettybrook”) and certain other purchasers (collectively with Prettybrook, the “Preferred Investors”) for the offer and sale of shares of our Series A 8% Convertible Preferred Stock (the “Series A Preferred”) in the aggregate amount of approximately $4 million.  The Preferred Investors purchased a total of 1,610,000 shares of Series A Preferred Stock, and received in connection with such purchase, (i) A-Warrants, exercisable by cash exercise only, to purchase 1,207,500 shares of our common stock, and (ii) B-Warrants, exercisable by “cashless exercise”, to purchase 1,207,500 shares of our common stock.  Proceeds from this private placement will be used to promote organic growth through expansion of the Company’s sales distribution channels both domestically and internationally, improve our infrastructure and operating systems, and support strategic acquisition opportunities.

The Series A Preferred includes a conversion right at a price that creates an embedded beneficial conversion feature.  A beneficial conversion feature arises when the conversion price of a convertible instrument is below the per share fair value of the underlying stock into which it is convertible. The conversion price is ‘in the money’ and the holder realizes a benefit to the extent of the price difference. The issuer of the convertible instrument realizes a cost based on the theory that the intrinsic value of the price difference (i.e., the price difference times the number of shares received upon conversion) represents an additional financing cost.  The conversion rights associated with the Series A Preferred do not have a stated life and, therefore, all of the beneficial conversion feature amount of $2,858,887 was amortized to dividends on the same date the preferred shares were issued.  The $2,858,887 dividend is added to the net loss to arrive at the net loss applicable to common stockholders for purposes of calculating loss per share for the year ended June 30, 2015.

On July 1, 2015, we filed a Current Report on Form 8-K to disclose this transaction.  Additional details regarding the transaction, as well as the transaction documents, are included in the Current Report.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our principal business is the manufacturing, distribution and marketing of physical medicine products.  We offer a broad line of medical equipment including therapy devices, medical supplies and soft goods, treatment tables and rehabilitation equipment.  Our products are sold to and used primarily by physical therapists, chiropractors, sports medicine practitioners, and podiatrists.  Our fiscal year ends on June 30.  Reference to fiscal year 2015 refers to the year ended June 30, 2015.

Results of Operations

Fiscal Year 2015 Compared to Fiscal Year 2014

Net Sales

Net sales in fiscal year 2015 increased $1.7 million or 6.1% to $29.1 million, compared to $27.4 million in fiscal year 2014.  Net sales in the fourth quarter of fiscal year 2015 increased $0.9 million or 12% to $7.9 million, compared to $7.1 million in the fourth quarter of 2014. The acceleration in the rate of sales growth throughout fiscal 2015 was driven by new clinic openings and increased international orders as well as strengthening demand in our core domestic market.  Sales of therapeutic modality products (both proprietary and distributed), exercise equipment and treatment tables were the leading growth categories in 2015.  The upward trend in sales indicates increased customer confidence in our markets.

Sales of proprietary manufactured physical medicine products represented approximately 46% and 47% of total physical medicine product sales in fiscal years 2015 and 2014, respectively.  Distribution of products manufactured by other suppliers accounted for the balance of our physical medicine product sales in those years.

In fiscal years 2015 and 2014, sales of physical medicine products accounted for 91% of total sales in both years.  Chargeable repairs, billable freight and a small amount of revenue from products outside of physical medicine accounted for the balance of revenues in both years.

Gross Profit

Gross profit totaled $9.1 million, or 31.1% of net sales, in fiscal year 2015, compared to $10.0 million, or 36.5% of net sales, in fiscal year 2014.  We recorded a $952,000 non-cash charge to write off inventory  based on strategic decisions made during the fourth quarter to discontinue, re-evaluate or de-emphasize some product lines.  These decisions created some obsolescence and slow moving inventory that upon analysis warranted the inventory write off charge.   Excluding this charge, gross profit would have been reported as $9.9 million which as a percentage of net sales would have been 34.0%.  Increased sales of distributed products, which carry lower-than-average margins, was a primary contributor to the reduced gross profit as a percentage of net sales in 2015 compared to 2014.

Management has developed plans for increasing gross profits by focusing sales on the company’s proprietary therapeutic devices.  Increasing sales of capital equipment products will be one of the keys to improving gross profit margins going forward.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A expenses were $9.2 million, or 31.7% of net sales, in fiscal year 2015, compared to $9.2 million, or 33.6% of net sales, in fiscal year 2014.  During fiscal year 2015, approximately $.3 million in expense was charged, primarily in the second and third quarters, related to a terminated acquisition.  This increased expense was offset mostly by lower labor costs during the fiscal year compared to fiscal year 2014.

Research and Development

Research and development, or R&D expenses for 2015 were $0.9 million compared to $1.0 million in 2014.  Over the past three years, we have introduced more new products than any previous three-year period in our history.  The new product introductions include the SolarisPlus line of electrotherapy/ultrasound/phototherapy units, the Ultra 2 and Ultra 3 motorized treatment tables, the 25 Series line of electrotherapy and ultrasound products, as well as the Dynatron ThermoStim Probe.  We believe that developing new products is a key element in our strategy and critical to moving purchasing momentum in a positive direction.  R&D costs are expensed as incurred and are expected to remain at current levels in the coming year.  R&D expense decreased as a percentage of net sales in fiscal year 2015 to 3.2% from 3.6% of net sales in fiscal year 2014.

Interest Expense

Interest expense increased by $0.1 million, to $0.3 million in fiscal year 2015 compared to $0.2 million in fiscal year 2015, due to a higher interest rate on our line of credit facility and recording imputed interest from the sale/leaseback of our corporate headquarters facility.  In August 2014, we sold our Cottonwood Heights facility housing our principal executive offices and manufacturing facilities to an investment group and leased the facility back for a 15-year term.  We used the proceeds from this sale to retire the mortgage loan on the property and to pay down our line of credit.  Imputed interest related to the lease was $0.2 million in 2015.

Loss Before Income Tax Benefit

Pre-tax loss in fiscal year 2015 was $1.4 million, compared to $0.4 million in fiscal year 2014.  The increase in pre-tax loss is due to the $1.0 million non-cash inventory write-off and $0.3 million increase in expenses associated with a terminated acquisition, as discussed above.  Excluding the inventory charge and terminated acquisition costs, pre-tax loss from operations in 2015 was $0.3 million compared to $0.4 million in 2014.

Income Taxes

Income tax provision was $0.9 million in fiscal year 2015, compared to income tax benefit of $0.1 million in fiscal year 2014.  In 2015, we recorded a full valuation allowance of $1.4 million on our net  deferred tax assets.   As a result of the valuation allowance, we recorded a tax expense for the fiscal year 2015 despite reporting an operating loss making the calculation of an effective tax rate incalculable.  Our effective tax benefit rate was 31.7% in 2014.  See Note 9 to the consolidated financial statements as well as “Critical Accounting Policies and Estimates – Deferred Income Tax Assets” for more information regarding the valuation allowance and its impact on the effective tax rate for 2015.

Net Loss

Net loss for the year was $2.3 million, compared to $0.3 million for the year ended June 30, 2014.  Our 2015 results include a $1.4 million non-cash deferred tax asset valuation allowance, a $1.0 million non-cash inventory write off and $0.3 million increase in expenses associated with a terminated acquisition, as discussed above.

Net Loss Applicable to Common Shareholders

Net loss Applicable to Common Shareholders was $5.1 million for the year, compared to $0.3 million for the year ended June 30, 2014.  An effect of the sale of preferred stock announced on June 30, 2015, was the creation of a beneficial conversion feature reflecting the difference between the conversion price of the preferred stock adjusted in compliance with accounting rules and the actual trading price of the common stock on the date of the transaction into which the preferred is convertible.  That beneficial conversion feature totaled approximately $2.9 million and is reported as a one-time non-cash dividend during the fourth quarter of fiscal year 2015.  In addition, the $1.4 million valuation allowance recorded in fiscal year 2015 increased the net loss and net loss applicable to common shareholders.  Exclusive of the effects of the beneficial conversion feature and valuation allowance, net loss per common share in 2015 was $.32 per common share compared to $.11 per common share in the same quarter last year.  Additionally our results include a $1.0 million  inventory write off and $0.3 million increase in expenses associated with a terminated acquisition, as discussed above.

Non-GAAP Financial Measures

This annual report on Form 10-k includes the following “non-GAAP financial measures” as defined by the Securities and Exchange Commission: 1) “Excluding this charge, gross profit would have been reported as $9.9 million which as a percentage of net sales would have been 34.0%,” 2) “Excluding the inventory adjustment and terminated acquisition costs, pre-tax loss from operations in 2015 was $0.3 million compared to $0.4 million in 2014,” and 3) “Exclusive of the effects of the beneficial conversion feature and valuation allowance, net loss per common share in 2015 was $.32 per common share compared to $.11 per common share in the same quarter last year.”  These measures may be different from non-GAAP financial measures used by other companies.  The presentation of this financial information is not intended to be considered in isolation of, or as a substitute for, the financial information prepared and presented in accordance with generally accepted accounting principles (GAAP).  The reconciliation of these non-GAAP financial measures is included in the Statement of Operations in this report.

Liquidity and Capital Resources

We have financed operations through cash from operations, available cash reserves, and borrowings under a line of credit facility.  Working capital increased by $4.8 million to $8.2 million as of June 30, 2015, inclusive of the current portion of long-term obligations and credit facilities, compared to working capital of $3.3 million as of June 30, 2014.  As of June 30, 2015, we had approximately $0.7 million of available credit under a credit facility.  The current ratio was 2.5 to 1 as of June 30, 2015 compared to 1.5 to 1 as of June 30, 2014.  Current assets were 69.5% of total assets as of June 30, 2015 and 73% of total assets as of June 30, 2014.

Cash and Cash Equivalents

Our cash and cash equivalents position as of June 30, 2015, was $3.9 million, compared to cash and cash equivalents of $0.3 million as of June 30, 2014.

Historically, our cash position varied throughout the year, but typically stayed within a range of $0.2 million to $0.4 million.  However, the sale of Preferred Stock to affiliates of Prettybrook partners as explained in this report infused approximately $4,000,000 of cash into our operations.  We expect that cash flows from operating activities, together with the cash proceeds from the sale of preferred stock and amounts available through an existing line-of-credit facility, will be sufficient to cover operating needs in the ordinary course of business for at least the next 12 months.  If we experience an adverse operating environment, or unusual capital expenditure requirements, additional financing may be required.  No assurance can be given that additional financing, if required, would be available on terms favorable to us, or at all.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, increased $0.2 million, or 5.7%, to $3.3 million as of June 30, 2015, compared to $3.2 million as of June 30, 2014.  Trade accounts receivable represent amounts due from our customers including medical practitioners, clinics, hospitals, colleges and universities and sports teams as well as dealers and distributors that purchase our products for redistribution.  We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers.  Accounts receivable are generally collected within 30 days of the agreed terms.

Inventories

Inventories, net of reserves, decreased $0.7 million, or 12.0%, to $5.4 million as of June 30, 2015, compared to $6.2 million as of June 30, 2014.  During fiscal year 2015, we recorded a $1.0 million non-cash write off of inventory based on strategic decisions made during the fourth quarter to discontinue, re-evaluate or de-emphasize some product lines.  These decisions created some obsolescence and slow moving inventory that upon analysis warranted the write off of inventory.  Inventory levels fluctuate based on the timing of large inventory purchases from overseas suppliers.

Accounts Payable

Accounts payable increased $0.1 million, or 3.6%, to $2.5 million as of June 30, 2015, from $2.4 million as of June 30, 2014.  We continue to take advantage of available early payment discounts when offered by our vendors.

Line of Credit

In March 2015, we moved the line of credit to a new lender.  The outstanding balance on our line of credit decreased $1.6 million to $1.9 million as of June 30, 2015, compared to $3.5 million as of June 30, 2014.  This reduction was made possible by the sale and leaseback of our Cottonwood Heights, Utah facility, which generated approximately $2.1 million in net cash to pay down our line of credit.  Interest on the new line of credit is based on the prime rate plus 5%.  The $3 million line of credit is collateralized by accounts receivable and inventories.  Borrowing limitations are based on 85% of eligible accounts receivable and $0.7 million of eligible inventory.  The current borrowing base on the new line of credit is approximately $2.6 million.  Interest payments on the line are due monthly.  All borrowings under the line of credit are presented as current liabilities in the accompanying consolidated balance sheet.

The line of credit matures on March 5, 2016.  Management expects to be able to renew this credit facility when it matures with the current lender or another lender.  Failure to renew this credit facility could have a material adverse effect on our business operations. The terms of this new credit facility are not as favorable as our bank line of credit had been.  The effective interest rate on borrowed money is approximately 10% including interest and origination fees.  The infusion of cash from the sale of preferred stock the end of June, 2015, facilitated the line of credit being paid down to its minimum borrowing requirement of approximately $700,000 by the end of July 2015.  We believe that amounts available under the new line of credit combined with the cash infused from the sale of preferred stock and cash generated from operating activities will continue to be sufficient to meet our annual operating requirements.

All borrowings under the line of credit are presented as current liabilities in the accompanying consolidated balance sheet.

Debt

Long-term debt, excluding current installments decreased $0.6 million to $0.7 million as of June 30, 2015, compared to $1.3 million as of June 30, 2014.  This reduction was achieved through the sale of our Utah facility and the subsequent payoff of the mortgage on that building.  The remaining long-term debt is comprised primarily of the mortgage loan on our office and manufacturing facility in Tennessee.  The principal balance on the mortgage loan is approximately $0.7 million, of which $0.6 million is classified as long-term debt, with monthly principal and interest payments of $13,278.  Our mortgage loan matures in 2021.

As discussed above, in conjunction with the sale and leaseback of our corporate headquarters in August 2014, we entered into a $3.8 million lease for a 15-year term with an investor group.  The building lease is recorded as a capital lease with the related amortization being recorded on a straight line basis over 15 years.  Lease payments of approximately $27,000 are payable monthly.  Total accumulated amortization related to the leased building is $230,939 at June 30, 2015. Future minimum gross lease payments required under the capital lease as of June 30, 2015 are as follows: 2016, $328,384; 2017, $334,950; 2018, $341,648; 2019, $348,478; 2020, $355,450 and $3,607,692 thereafter. Included in the above lease payments is $1,637,238 of imputed interest.

Inflation

Our revenues and net income have not been unusually affected by inflation or price increases for raw materials and parts from vendors.

Stock Repurchase Plans

In 2011, our Board of Directors adopted a stock repurchase plan authorizing repurchases of shares in the open market, through block trades or otherwise.  Decisions to repurchase shares under this plan are based upon market conditions, the level of our cash balances, general business opportunities, and other factors.  The Board periodically approves the dollar amounts for share repurchases under the plan.  As of June 30, 2015, $448,450 remained available under the Board’s authorization for purchases under the plan.  There is no expiration date for the plan.  No purchases were made under this plan during the fiscal quarter and year ended June 30, 2015 or during the past three fiscal years.

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

We believe that the following critical accounting policies involve a high degree of judgment and complexity. See Note 1 to our consolidated financial statements for fiscal year 2015, for a complete discussion of our significant accounting policies.  The following summary sets forth information regarding significant estimates and judgments used in the preparation of our consolidated financial statements.

Inventory Reserves

The nature of our business requires that we maintain sufficient inventory on hand at all times to meet the requirements of our customers. We record finished goods inventory at the lower of standard cost, which approximates actual cost (first-in, first-out) or market.  Raw materials are recorded at the lower of cost (first-in, first-out) or market.  Inventory valuation reserves are maintained for the estimated impairment of the inventory.  Impairment may be a result of slow-moving or excess inventory, product obsolescence or changes in the valuation of the inventory. In determining the adequacy of reserves, we analyze the following, among other things:

•	Current inventory quantities on hand;

•	Product acceptance in the marketplace;

•	Customer demand;

•	Historical sales;

•	Forecast sales;

•	Product obsolescence;

•	Strategic marketing and production plans

•	Technological innovations; and

•	Character of the inventory as a distributed item, finished manufactured item or raw material.

Any modifications to estimates of inventory valuation reserves are reflected in cost of goods sold within the statements of operations during the period in which such modifications are determined necessary by management.  As of June 30, 2015 and 2014, our inventory valuation reserve balance, which established a new cost basis, was $0.4 million and $0.3 million, respectively, and our inventory balance was $5.4 million and $6.2 million, net of reserves, respectively.

During fiscal year 2015, we recorded a $1.0 million non-cash write off of inventory based on strategic decisions made during the fourth quarter to discontinue, re-evaluate or de-emphasize some product lines.  These decisions created some obsolescence and slow moving inventory that upon analysis warranted the write off of inventory.

Revenue Recognition

Our sales force and distributors sell our products to end users, including physical therapists, professional trainers, athletic trainers, chiropractors, and medical doctors.  Sales revenues are recorded when products are shipped FOB shipping point under an agreement with a customer, risk of loss and title have passed to the customer, and collection of any resulting receivable is reasonably assured. Amounts billed for shipping and handling of products are recorded as sales revenue.  Costs for shipping and handling of products to customers are recorded as cost of sales.

Allowance for Doubtful Accounts

We must make estimates of the collectability of accounts receivable.  In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.  Our accounts receivable balance was $3.3 million and $3.2 million, net of allowance for doubtful accounts of $0.4 million and $0.3 million, as of June 30, 2015 and 2014, respectively.

Deferred Income Tax Assets

A valuation allowance is required when there is significant uncertainty as to the realizability of deferred tax assets. The ability to realize deferred tax assets is dependent upon our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have considered the following possible sources of taxable income when assessing the realization of our deferred tax assets:

•  future reversals of existing taxable temporary differences;
•  future taxable income or loss, exclusive of reversing temporary differences and carryforwards;
•  tax-planning strategies; and
•  taxable income in prior carryback years.

We considered both positive and negative evidence in determining the continued need for a valuation allowance, including the following:

Positive evidence:
• Current forecasts indicate that we will generate pre-tax income and taxable income in the future.  However, there can be no assurance that the new stategic plans will result in profitability.
• A majority of our tax attributes have indefinite carryover periods.

Negative evidence:
• We have several years of cumulative losses as of June 30, 2015.

We place more weight on objectively verifiable evidence than on other types of evidence and management currently believes that available negative evidence outweighs the available positive evidence. We  have therefore determined that we do not meet the "more likely than not" threshold that deferred tax assets will be realized. Accordingly, a valuation allowance is required.  Any reversal of the valuation allowance will favorably impact the Company’s results of operations in the period of reversal.

At June 30, 2015, we recorded a full valuation allowance against our deferred tax assets and no valuation allowance at June 30, 2014.

We had available at June 30, 2014, estimated federal and state net operating loss (“NOL”) carry forwards of $745,605, which were used for federal and state income tax purposes  to offset the gain on the sale lease-back transaction involving our Utah facility in August 2014(see Note 8).

The Company’s federal and state income tax returns for June 30, 2012, 2013 and 2014 are open tax years.

Business Plan and Outlook

On June 30, 2015, we completed a private placement of convertible preferred stock for gross proceeds of approximately $4.0 million.  The investors in the private placement were affiliates of Prettybrook Partners, LLC. Combining the solid corporate infrastructure we have built over the last three decades with the business acumen, access to capital and access to deal flow provided by Prettybrook will allow Dynatronics to not only strengthen the legacy business, but also to position the company for growth through strategic acquisitions.

In July 2015, we received the CE Mark approval for our SolarisPlus and “25 Series” therapeutic modality products. This approval allows us to sell these products in Europe and many other countries around the world.  Over the past several years, we have increased our emphasis on international sales.  During the fiscal year we also received clearance for these same products in Japan.  Efforts are currently underway to obtain approvals in Mexico, China, Peru, and other Southeast Asian countries.  With the CE Mark in hand, we can further expand throughout Europe and into areas of the world that recognize and require this distinguished mark of quality.  As a result, we expect international sales growth to accelerate as we extend our geographical reach and become a provider of these products on a global basis.

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

Our efforts in past years to prudently reduce costs in the face of some economic uncertainty made us a leaner operation.  Over the past two fiscal years, we implemented approximately $1.6 million in annualized expense reductions.  We will continue to be vigilant in maintaining appropriate overhead costs and operating costs while still providing support for sales from our new products and supporting new initiatives for growth.

Based on our defined strategic initiatives, we are focusing our resources in the following areas:

•
Exploring strategic business acquisitions using the capital infusion from the sale of preferred stock.  This will leverage and complement our competitive strengths, increase market reach and allow us to potentially expand into broader medical markets.

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

•
Increasing international sales by 1) leveraging the CE Mark approval in Europe and other countries by identifying appropriate distributors for the approved products, 2) Finalizing regulatory approvals in countries such as China, Mexico, Peru and other countries in Southeast Asia, and 3) further developing relationships with existing distributors in countries such as Japan in order to increase sales in those countries where products are approved.

•	Continuing to seek ways of increasing business with regional and national accounts including group purchasing organizations, national accounts and the U.S. Government.

•	Strengthening pricing management and procurement methodologies.

•	Updating and improving our selling and marketing efforts including electronic commerce options, as well as developing better tools for our sales force to improve their efficiency.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplementary Data

           The consolidated financial statements required to be filed are indexed on page 29 and follow thereafter.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in our reports filed under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure. In designing and evaluating these disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on their evaluation, our management has concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded, as necessary, to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding the prevention or timely detection of any unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2015.  In conducting the evaluation, our management used the criteria set forth in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (the COSO criteria).  Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting as of June 30, 2015 is effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based solely on review of the copies of the Forms 3, 4 and 5 (and amendments thereto) furnished to us during and with respect to the fiscal year ended June 30, 2015, we believe that during the fiscal year ended June 30, 2015 all Section 16(a) filings applicable to these Reporting Persons were timely filed.

Item 9B.  Other Information

None.

Item 10.  Directors, Executive Officers, and Corporate Governance

The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2015.

Item 11.  Executive Compensation

The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2015.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2015.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2015.

Item 14.  Principal Accounting Fees and Services

The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2015.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) The following documents are filed as a part of this report:

(1) Financial statements as indexed below;

(2) Financial statement schedules required to be filed by Item 8 of this form and by paragraph (b) of Item 15, below (included in the financial statements as required); and

(3) Those exhibits required by Item 601 of Regulation S-K, indexed in (b), below.

(b) Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description

3(i)(1)	Articles of Incorporation of Dynatronics Laser Corporation, incorporated by reference to Registration Statement on Form S-1 (no. 2-85045) filed and effective November 2, 1984
3(i)(2)	Articles of Amendment to Articles of Incorporation dated November 18, 1993, incorporated by reference to Annual Report on Form 10-KSB, filed September 28, 1995
3(i)(3)	Articles of Amendment to Articles of Incorporation, incorporated by reference to Current Report on Form 8-K, filed December 18, 2012
3(i)(4)	Articles of Amendment to Articles of Incorporation, incorporated by reference to Current Report on Form 8-K, filed July 1, 2015
3(ii)	Amended and Restated Bylaws, adopted July 20, 2015, incorporated by reference to Current Report on Form 8-K, filed July 22, 2015
4(1)
Form of certificate representing common stock, no par value, incorporated by reference to a Registration Statement on Form S-1 (No. 2-85045) filed with the Securities and Exchange Commission and effective November 2, 1984

4(2)	Form of certificate representing Series A 8% Convertible Preferred Stock, incorporated by reference to Ex 4.2 to Form S-3 filed July 29, 2015
4(3)	Form of certificate of designations for Series A 8% Convertible Preferred Stock, incorporated by reference to Current Report on Form 8-K filed on July 1, 2015
4(4)	Form of A Warrant, incorporated by reference to Current Report on Form 8-K filed on July 1, 2015
4(5)	Form of B Warrant, incorporated by reference to Current Report on Form 8-K filed on July 1, 2015
10(1)	Employment contract with Larry K. Beardall (filed as an Exhibit to a Current Report on Form 8-K on March 28, 2012)
10(2)	Loan Agreement with Zions Bank (filed as Exhibit to June 30, 2007 Annual Report on Form 10-K)
10(3)	Dynatronics Corporation 2005 Equity Incentive Award Plan (previously filed as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed on October 27, 2005)
10(4)	Form of Option Agreement for the 2005 Equity Incentive Award Plan for incentive stock options (filed as Exhibit to June 30, 2007 Annual Report on Form 10-K)
10(5)	Form of Option Agreement for the 2005 Equity Incentive Award Plan for non-qualified options (filed as Exhibit to June 30, 2007 Annual Report on Form 10-K)
10(6)
Dynatronics Corporation 2015 Equity Incentive Award Plan and Forms of Statutory and Non-statutory Stock Option Awards (previously filed as exhibit to Registration Statement on Form S-8, effective September 3, 2015

10(6)	Employment contract with Kelvyn H. Cullimore, Jr. (filed as an Exhibit to a Current Report on Form 8-K on March 28, 2012)
21	Subsidiaries of the registrant (previously filed)
23.1	Consent of Mantyla McReynolds LLC (filed herewith)
31.1	Certification under Rule 13a-14(a)/15d-14(a) of principal executive officer (filed herewith)
31.2	Certification under Rule 13a-14(a)/15d-14(a) of principal accounting officer and principal financial officer (filed herewith)
32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)

(c) Financial statements and financial statement schedules required by Regulation S-X:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Dynatronics Corporation and Subsidiary
Cottonwood Heights, Utah

We have audited the accompanying consolidated balance sheets of Dynatronics Corporation and subsidiary as of June 30, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynatronics Corporation as of June 30, 2015 and 2014, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mantyla McReynolds, LLC
Mantyla McReynolds, LLC
Salt Lake City, Utah
September 28, 2015

DYNATRONICS CORPORATION
Consolidated Balance Sheets
As of June 30, 2015 and 2014

Assets	2015	2014

Current assets:
Cash and cash equivalents	$3,925,967	$332,800
Trade accounts receivable, less allowance for doubtful accounts of $417,444 and $325,355 as of June 30, 2015 and 2014, respectively	3,346,770	3,165,396
Other receivables	6,748	15,594
Inventories, net	5,421,787	6,157,848
Prepaid expenses and other	273,629	298,370
Prepaid income taxes	338,108	-
Current portion of deferred income tax assets	-	408,919

Total current assets	13,313,009	10,378,927

Property and equipment, net	5,025,076	2,980,677
Intangible assets, net	190,803	235,440
Other assets	623,342	396,456
Deferred income tax assets, net of current portion	-	303,644

Total assets	$19,152,230	$14,295,144

Liabilities and Stockholders' Equity

Current liabilities:
Current portion of long-term debt	$121,884	$302,274
Current portion of capital lease	173,357	-
Current portion of deferred gain	150,448	-
Line of credit	1,909,919	3,521,209
Warranty reserve	153,185	157,753
Accounts payable	2,520,327	2,433,534
Accrued expenses	279,547	342,716
Accrued payroll and benefits expense	263,092	243,394
Income tax payable	-	30,452

Total current liabilities	5,571,759	7,031,332

Long-term debt, net of current portion	651,118	1,255,133
Capital lease, net of current portion	3,464,850	-
Deferred gain, net of current portion	1,980,897	-
Deferred rent	41,150	-
Deferred income tax liabilities	136,128	-

Total liabilities	11,845,902	8,286,465
Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value: Authorized 5,000,000 shares; 1,610,000 shares issued and outstanding at June 30, 2015	3,087,554	-
Common stock, no par value: Authorized 50,000,000 shares; 2,642,389 shares and 2,520,389 shares issued and outstanding at June 30, 2015 and 2014, respectively	7,610,244	7,149,812
Accumulated deficit	(3,391,470)	(1,141,133)

Total stockholders' equity	7,306,328	6,008,679

Total liabilities and stockholders' equity	$19,152,230	$14,295,144

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Consolidated Statements of Operations
For the Years Ended June 30, 2015 and 2014

	2015	2014

Net sales	$29,117,528	$27,444,223
Cost of sales	20,048,069	17,423,851
	-	-
Gross profit	9,069,459	10,020,372

Selling, general, and administrative expenses	9,229,405	9,213,433
Research and development expenses	926,954	992,729

Operating loss	(1,086,900)	(185,790)

Other income (expense):
Interest income	4,920	44
Interest expense	(330,842)	(231,865)
Other income, net	13,577	20,446

Total other expense	(312,345)	(211,375)

Loss before income tax benefit	(1,399,245)	(397,165)

Income tax (provision) benefit	(851,092)	126,023

Net loss	(2,250,337)	(271,142)

Deemed dividend on 8% convertible preferred stock	(2,858,887)	-
8% Convertible preferred stock dividend	(882)	-

Net loss applicable to common stockholders	$(5,110,106)	$(271,142)

Basic and diluted net loss per common share	$(2.03)	$(0.11)

Weighted-average basic and diluted common shares outstanding	2,520,723	2,519,490

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Consolidated Statements of Stockholders' Equity
For the Years Ended June 30, 2015 and 2014

						Total
	Common stock		Preferred stock		Accumulated	stockholders'
	Shares	Amount	Shares	Amount	deficit	equity

Balances as of July 1, 2013	2,518,904	$7,078,941	-	$-	$(869,991)	$6,208,949

Stock-based compensation	1,485	70,871	-	-	-	70,871

Net loss	-	-	-	-	(271,142)	(271,142)

Balances as of June 30, 2014	2,520,389	7,149,812	-	-	(1,141,133)	6,008,679

Stock-based compensation	-	66,372	-	-	-	66,372

Issuance of common stock in association
with capital raise	122,000	394,060	-	-	-	394,060

Issuance of preferred stock and warrants,	-	-	1,610,000	3,088,436	-	3,088,436
net of issuance costs

Preferred stock dividend	-	-		(882)	-	(882)

Preferred stock beneficial conversion feature				2,858,887		2,858,887

Dividend of beneficial conversion feature				(2,858,887)		(2,858,887)

Net loss	-	-	-	-	(2,250,337)	(2,250,337)

Balances as of June 30, 2015	2,642,389	$7,610,244	1,610,000	$3,087,554	$(3,391,470)	$7,306,328

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2015 and 2014

	2015	2014
Cash flows from operating activities:
Net loss	$(2,250,337)	$(271,142)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	350,959	433,014
Amortization of intangible assets	44,637	96,529
Amortization of other assets	51,372	51,372
Amortization of building lease	230,939	-
Stock-based compensation expense	66,372	70,871
Change in deferred income taxes	848,691	(126,021)
Change in provision for doubtful accounts receivable	92,089	96,000
Change in provision for inventory obsolescence	23,190	120,000
Deferred gain on sale/leaseback	(137,910)	-
Change in operating assets and liabilities:
Receivables, net	(264,617)	(3,081)
Inventories, net	712,871	129,705
Prepaid expenses and other assets	(265,968)	216,324
Other assets	(278,258)	-
Prepaid income taxes	-	20,248
Income tax payable	(368,560)	-
Accounts payable and accrued expenses	79,022	(327,297)

Net cash provided by (used in) operating activities	(1,065,508)	506,522

Cash flows from investing activities:
Purchase of property and equipment	(66,333)	(176,958)
Proceeds from sale of property and equipment	3,800,000	-

Net cash provided by (used in) investing activities	3,733,667	(176,958)

Cash flows from financing activities:
Principal payments on long-term debt	(784,405)	(323,633)
Principal payments on long-term capital lease	(161,793)	-
Net change in line of credit	(1,611,290)	24,819
Proceeds from issuance of preferred stock	3,482,496	-

Net cash provided by (used in) financing activities	925,008	(298,814)

Net change in cash and cash equivalents	3,593,167	30,750

Cash and cash equivalents at beginning of the year	332,800	302,050

Cash and cash equivalents at end of the year	$3,925,967	$332,800

Supplemental disclosure of cash flow information:
Cash paid for interest	$324,314	$232,571
Cash paid for income taxes	356,151	-
Supplemental disclosure of non-cash investing and financing activity:
Capital lease - building	$3,800,000	$-
Deemed dividend on 8% convertible preferred stock	2,858,887
Preferred stock issuance costs paid in common stock	394,060	-

See accompanying notes to consolidated financial statements.

  DYNATRONICS CORPORATION
Notes to Consolidated Financial Statements
June 30, 2015 and 2014

(1)	Basis of Presentation and Summary of Significant Accounting Policies

(a)	Description of Business

Dynatronics Corporation (the Company), a Utah corporation, distributes and markets a broad line of medical products, many of which are designed and manufactured by the Company. Among the products offered by the Company are therapeutic, diagnostic, and rehabilitation equipment, medical supplies and soft goods and treatment tables to an expanding market of physical therapists, podiatrists, orthopedists, chiropractors, and other medical professionals.

(b)	Principles of Consolidation

The consolidated financial statements include the accounts and operations of Dynatronics Corporation and its wholly owned subsidiary, Dynatronics Distribution Company, LLC.  The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).  All significant intercompany account balances and transactions have been eliminated in consolidation.

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

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Buildings and their component parts are being depreciated over their estimated useful lives that range from 5 to 31.5 years. Estimated lives for all other depreciable assets range from 3 to 7 years.

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

(l)	Net Loss per Common Share

Net loss per common share is computed based on the weighted-average number of common shares outstanding and, when appropriate, dilutive common stock equivalents outstanding during the year.  Convertible preferred stock and stock options and warrants are considered to be common stock equivalents.  The computation of diluted net loss per common share does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Basic net loss per common share is the amount of net loss for the year available to each weighted-average share of common stock outstanding during the year. Diluted net loss per common share is the amount of net loss for the year available to each weighted-average share of common stock outstanding during the year and to each common stock equivalent outstanding during the year, unless inclusion of common stock equivalents would have an anti-dilutive effect.

The reconciliation between the basic and diluted weighted-average number of common shares for the years ended June 30, 2015 and 2014, is summarized as follows:

	2015	2014
Basic weighted-average number of common shares outstanding during the year	2,520,723	2,519,490
Weighted-average number of dilutive common stock equivalents outstanding during the year	-	-
Diluted weighted-average number of common and common equivalent shares outstanding during the year	2,520,723	2,519,490

Outstanding common stock equivalents not included in the computation of diluted net loss per common share totaled 4,105,290 as of June 30, 2015 and 145,987 as of June 30, 2014.  These common stock equivalents were not included in the computation because to do so would have been antidilutive.

(m)	Income Taxes

The Company recognizes an asset or liability for the deferred income tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. Accruals for uncertain tax positions are provided for in accordance with the requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740-10, Income Taxes. Under ASC 740-10, the Company may recognize the tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact the Company’s financial position, results of operations and cash flows.

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

As of June 30, 2015, the Company has approximately $3,675,950 in cash and cash equivalents in excess of the FDIC limits. The Company has not experienced any losses in such accounts.

(p)	Operating Segments

The Company operates in one line of business: the development, marketing, and distribution of a broad line of medical products for the physical therapy markets. As such, the Company has only one reportable operating segment.

Physical medicine products made up 91% of net sales for both the years ended June 30, 2015 and 2014. Chargeable repairs, billable freight and other miscellaneous revenues account for the remaining 9% of net sales for both the years ended June 30, 2015 and 2014.

(q)	Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in accordance with US GAAP. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment; valuation allowances for receivables, income taxes, and inventories; accrued product warranty costs; and estimated recoverability of intangible assets. Actual results could differ from those estimates.

(r)	Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the years ended June 30, 2015 and 2014 was approximately $93,700 and $111,900, respectively.

(2)	Inventories

Inventories consist of the following as of June 30:

	2015	2014
Raw materials	$2,086,411	$2,783,306
Finished goods	3,693,921	3,709,897
Inventory reserve	(358,545)	(335,355)
	$5,421,787	$6,157,848

Included in cost of goods sold for the years ended June 30, 2015 and 2014, is a write off of slow moving and obsolete inventory totaling $952,212 and $120,000, respectively. The $952,212 non-cash charge reflects a write off of inventory related to strategic decisions made during the fourth quarter resulting in some product lines being discontinued, re-evaluated or de-emphasized.  These decisions created additional obsolescence that upon analysis warranted the inventory write off.

(3)	Property and Equipment

Property and equipment consist of the following as of June 30:

	2015	2014
Land	$30,287	$354,743
Buildings	5,586,777	3,758,524
Machinery and equipment	1,635,386	1,598,770
Office equipment	273,420	266,563
Computer equipment	1,984,046	1,980,746
Vehicles	247,571	236,987
	9,757,487	8,196,333
Less accumulated depreciation and amortization	(4,732,411)	(5,215,656)
	$5,025,076	$2,980,677

Included in ”Buildings” at June 30, 2015 are assets held under a capital lease obligation totaling $3,800,000 (gross) and $3,569,061 (net). There was no capital lease as of June 30, 2014.  Depreciation and amortization expense for the years ended June 30, 2015 and 2014 was $350,959 and $433,686, respectively.

(4)	Intangible Assets

Identifiable intangible assets and their useful lives consist of the following as of June 30:

	2015	2014

Trade name – 15 years	$339,400	$339,400
Domain name – 15 years	5,400	5,400
Non-compete covenant – 4 years	149,400	149,400
Customer relationships – 7 years	120,000	120,000
Trademark licensing agreement – 20 years	45,000	45,000
Backlog of orders – 3 months	2,700	2,700
Customer database – 7 years	38,100	38,100
License agreement – 10 years	-	73,240
Total identifiable intangibles	700,000	773,240
Less accumulated amortization	(509,197)	(537,800)
Net carrying amount	$190,803	$235,440

Amortization expense associated with the intangible assets was $44,637 and $96,529 for the fiscal years ended June 30, 2015 and 2014, respectively. Estimated amortization expense for the identifiable intangibles is expected to be as follows: 2016, $30,680; 2017, $30,680; 2018, $26,430; 2019, $26,430; 2020, $26,430 and thereafter $50,153.

(5)	Warranty Reserve

A reconciliation of the change in the warranty reserve consists of the following for the fiscal years ended June 30:

	2015	2014
Beginning warranty reserve balance	$157,753	$178,148
Warranty repairs	(145,698)	(141,471)
Warranties issued	145,267	153,648
Changes in estimated warranty costs	(4,137)	(32,572)
Ending warranty reserve	$153,185	$157,753

(6)	Line of Credit

Until March 2015, the Company maintained a line of credit with a bank.  In March 2015, the Company moved the line of credit to a new lender. Interest on the new line of credit is based on the prime rate plus 5%, with a minimum rate of 8.25%. At June 30, 2015 the rate was 8.25%. Payments are due monthly, with minimum monthly interest of $5,000. The borrowing base on the new line of credit is approximately $2,600,000 and is collateralized by accounts receivable and inventory.  Borrowing limitations under the new line of credit are based on 85% of eligible accounts receivable and $700,000 of eligible inventory, up to a maximum credit facility of $3,000,000. The new line of credit matures on March 5, 2016. The line of credit has no negative loan covenants, however, there are affirmative covenants to provide accounts receivable ageing and financial statements within 90 days of month end and are in compliance with these covenants.

The outstanding balance on the line of credit decreased $1,611,290 to $1,909,919 as of June 30, 2015, compared to $3,521,209 as of June 30, 2014.  This reduction was primarily made possible by the sale and leaseback of the Company’s Utah facility which provided approximately $2,100,000 in net cash to pay down the line of credit (see Note 8).

(7)	Long-Term Debt

Long-term debt consists of the following as of June 30:

	2015	2014
6.44% promissory note secured by trust deed on real property, maturing January 2021, payable in monthly installments of $13,278	$745,562	$853,090
5.235% promissory note secured by building, maturing December 2017, payable in monthly installments of $16,985	-	644,962
Promissory note secured by a vehicle, payable in monthly installments of $639 through February 2019	27,168	33,913
8.49% promissory note secured by equipment, payable in monthly installments of $2,097 through December 2014	-	12,279
5.887% promissory note secured by a vehicle, payable in monthly installments of $390 through March 2017	-	12,140
13.001% promissory note secured by equipment, payable in monthly installments of $70 through October 2015	272	1,023

	773,002	1,557,407
Less current portion	(121,884)	(302,274)
	$651,118	$1,255,133

The aggregate maturities of long-term debt for each of the years subsequent to June 30, 2015 are as follows: 2016, $121,884; 2017, $129,428; 2018, $137,756; 2019, $144,707; 2020, $148,249 and thereafter $90,978.

(8)	Leases

Operating Leases

The Company leases vehicles under noncancelable operating lease agreements. Lease expense for the years ended June 30, 2015 and 2014, was $16,106 and $16,106, respectively. Future minimum lease payments required under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of 2015 is as follows: 2016, $7,403.

The Company rents office, warehouse and storage space and office equipment under agreements which run one year or more in duration. The rent expense for the years ended June 30, 2015 and 2014 was $188,498 and $203,361, respectively. Future minimum rental payments required under operating leases that have a duration of one year or more as of June 30, 2015 are as follows: 2016, $84,777; 2017, $54,852; 2018, $5,088 and 2019, $2,544.

During fiscal year 2015, the office and warehouse spaces in Detroit, Michigan and Hopkins, Minnesota were leased on an annual/monthly basis from employees/stockholders; or entities controlled by stockholders, who were previously principals of the dealers acquired in July 2007. The leases are related-party transactions with two employee/stockholders, however, management believes the lease agreements have been conducted on an arms-length basis and the terms are similar to those that would be available to other third parties. The expense associated with these related-party transactions totaled $70,800 and $52,200 expense for the fiscal years ended June 30, 2015 and 2014, respectively.

Capital Leases

On August 8, 2014, the Company sold the building that houses its operations in Utah and leased back the premises for a term of 15 years. The sale price was $3.8 million.  Proceeds from the sale were primarily used to reduce debt obligations of the Company. The sale of the building resulted in a $2,269,255 gain, which is recorded in the consolidated balance sheet as deferred gain and will be recognized in Selling, general and administrative expense over the 15 year life of the lease.

The building lease is recorded as a capital lease with the related amortization being recorded on a straight line basis over 15 years. Total accumulated amortization related to the leased building is $230,939 at June 30, 2015. Future minimum gross lease payments required under the capital lease as of June 30, 2015 are as follows: 2016, $328,384; 2017, $334,950; 2018, $341,648; 2019, $348,478; 2020, $355,450 and $3,607,692 thereafter. Included in the above lease payments is $1,637,238 of imputed interest.

(9)	Income Taxes

Income tax benefit (provision) for the years ended June 30 consists of:

	Current	Deferred	Total
2015:
U.S. federal	$(16,981)	(678,953)	$(695,934)
State and local	14,580	(169,738)	(155,158)
	$(2,401)	(848,691)	$(851,092)
2014:
U.S. federal	$-	107,439	$107,439
State and local	-	18,584	18,584
	$-	126,023	$126,023

The actual income tax benefit (provision) differs from the “expected” tax benefit (provision) computed by applying the U.S. federal corporate income tax rate of 34% to income (loss) before income taxes for the years ended June 30, are as follows:

	2015	2014
Expected tax benefit (provision)	$475,743	$135,036
State taxes, net of federal tax benefit	58,661	12,265
R&D tax credit	28,916	-
Valuation allowance	(1,447,247)	-
Incentive stock options	(3,322)	(4,852)
Other, net	36,157	(16,426)
	$(851,092)	$126,023

Deferred income tax assets and liabilities related to the tax effects of temporary differences are as follow as of June 30:

	2015	2014
Net deferred income tax assets – current:
Inventory capitalization for income tax purposes	$67,324	$68,748
Inventory reserve	139,832	130,788
Warranty reserve	59,742	61,524
Accrued product liability	9,918	20,970
Allowance for doubtful accounts	162,803	126,889
Valuation allowance	(439,619)	-
Total deferred income tax assets – current	$-	$408,919

	2015	2014
Net deferred income tax assets (liabilities) – non-current:
Property and equipment, principally due to differences in depreciation	$(67,158)	$(255,835)
Research and development credit carryover	133,393	370,757
Other intangibles	(68,970)	(91,822)
Deferred gain on sale lease-back	874,235	-
Operating loss carry forwards	-	280,544
Valuation allowance	(1,007,628)	-
Total deferred income tax assets (liabilities) – non-current	$(136,128)	$303,644

A valuation allowance is required when there is significant uncertainty as to the realizability of deferred tax assets. The ability to realize deferred tax assets is dependent upon the Company’s ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. The Company has considered the following possible sources of taxable income when assessing the realization of its deferred tax assets:

•	future reversals of existing taxable temporary differences;
•	future taxable income or loss, exclusive of reversing temporary differences and carryforwards;
•	tax-planning strategies; and
•	taxable income in prior carryback years.

The Company considered both positive and negative evidence in determining the need for a valuation allowance, including the following:

Positive evidence:

•	Current forecasts indicate that the Company will generate pre-tax income and taxable income in the future. However, there can be no assurance that the new stategic plans will result in profitability.
•	A majority of the Company’s tax attributes have indefinite carryover periods.

Negative evidence:

•	The Company has several years of cumulative losses as of June 30, 2015.

The Company places more weight on objectively verifiable evidence than on other types of evidence and management currently believes that available negative evidence outweighs the available positive evidence. Management has therefore determined that the Company does not meet the "more likely than not" threshold that deferred tax assets will be realized. Accordingly, a valuation allowance is required.  Any reversal of the valuation allowance will favorably impact the Company’s results of operations in the period of reversal.

At June 30, 2015, the Company recorded a full valuation allowance against its deferred tax assets.

The Company had available at June 30, 2014, estimated federal and state net operating loss (“NOL”) carry forwards of $745,605, which were used for federal and state income tax purposes  to offset the gain on the sale lease-back transaction (see Note 8).

The Company’s federal and state income tax returns for June 30, 2012, 2013 and 2014 are open tax years.

(10)	Major Customers and Sales by Geographic Location

During the fiscal years ended June 30, 2015 and 2014, sales to any single customer did not exceed 10% of total net sales.

The Company exports products to approximately 30 countries.  Sales outside North America totaled $880,500 or 3% of net sales, for the fiscal year ended June 30, 2015 compared to $749,000, or 2.7% of net sales, for the fiscal year ended June 30, 2014.

(11)  Common Stock and Common Stock Equivalents

For the year ended June 30, 2015, the Company granted no restricted common stock to directors or officers in connection with compensation arrangements. For the year ended June 30, 2014, the Company granted 1,485 shares of restricted common stock to directors in connection with compensation arrangements.

On June 30, 2015, the Company issued 122,000 shares of restricted common stock to the exclusive placement agent and the financial advisor in conjunction with the $4 million capital raise.

The Company maintained a 2005 equity incentive plan for the benefit of employees, on June 29, 2015 the shareholders approved a new 2015 equity incentive plan setting aside 500,000 shares. The 2015 plan was filed with the SEC on September 3, 2015. Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other share-based awards may be granted under the plan.  Awards granted under the plan may be performance-based. As of June 30, 2015, 500,000 shares of common stock were authorized and reserved for issuance, but were not granted under the terms of the 2015 equity incentive plan. No further grants will be made under the 2005 plan.

The Company granted no options under its 2005 or 2015 equity incentive plan during fiscal year 2015. The Company granted 3,598 options to acquire common stock during fiscal year 2014. The options are granted at not less than 100% of the market price of the stock at the date of grant. Option terms are determined by the board, and exercise dates may range from 6 months to 10 years from the date of grant.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2014
Expected dividend yield	0%
Expected stock price volatility	69%
Risk-free interest rate	2.53%
Expected life of options	10 years

The weighted average fair value of options granted during fiscal year 2014 was $1.89.

The following table summarizes the Company’s stock option activity during the reported fiscal years:

	2015			2014
			Weighted
		Weighted	average		Weighted
	Number	average	remaining	Number	average
	of	exercise	contractual	of	exercise
	shares	price	term	shares	price
Options outstanding at
beginning of the year	155,604	$6.45	3.56 years	163,868	$6.51
Options granted	-	-		3,598	2.42
Options exercised	-	-		-	-
Options canceled or expired	(64,452)	8.41		(11,862)	6.01
Options outstanding at end
of the year	91,152	5.07	2.80 years	155,604	6.45
Options exercisable at end
of the year	90,520	5.48		137,804	7.09
Range of exercise prices at
end of the year		$1.75 – 7.10			$1.75 – 8.60

The Company recognized $66,372 and $70,871 in stock-based compensation for the years ended June 30, 2015 and 2014, respectively, which is included in selling, general, and administrative expenses in the consolidated statements of operations. The stock-based compensation includes amounts for both restricted stock and stock options under ASC 718.

As of June 30, 2015 there was $327,483 of unrecognized stock-based compensation cost that is expected to be expensed over periods of four to nine years.

No options were exercised during the fiscal years 2015 and 2014. The aggregate intrinsic value of the outstanding options as of June 30, 2015 and 2014 was $3,289 and $8,732, respectively.

(12)	Series A 8% Convertible Preferred Stock and Common Stock Warrants
On June 30, 2015, the Company completed a private placement with affiliates of Prettybrook Partners, LLC (“Prettybrook”) and certain other purchasers (collectively with Prettybrook, the “Preferred Investors”) for the offer and sale of shares of the Company’s Series A 8% Convertible Preferred Stock (the “Series A Preferred”) in the aggregate amount of approximately $4 million. Offering costs incurred in conjunction with the private placement were recorded net of proceeds. The Series A Preferred is convertible to common stock on a 1:1 basis.  A Forced Conversion can be initiated based on a formula related to share price and trading volumes as outlined in the terms of the private placement.  The dividend is fixed at 8% and is payable in either cash or common stock.  This dividend is payable quarterly and equates to an annual payment of $322,000 or equivalent value in common stock.  Certain redemption rights are attached to the Series A Preferred, but none of the redemption rights for cash are deemed outside the control of the Company. The redemption rights deemed outside the control of the Company require common stock payments or an increase in the dividend rate.  The Series A Preferred includes a liquidation preference under which Preferred Investors would receive cash equal to the stated value of their stock plus unpaid dividends.  In accordance with the terms of the sale of the Series A Preferred, the Company was required to register the underlying common shares associated with the Series A Preferred and the warrants.  That registration statement filed on form S-3 went effective on August 13, 2015.

The Series A Preferred votes on an as-converted basis, one vote for each share of Common Stock issuable upon conversion of the Series A Preferred, provided, however, that no holder of Series A Preferred shall be entitled to cast votes for the number of shares of Common Stock issuable upon conversion of such Series A Preferred held by such holder that exceeds the quotient of (x) the aggregate purchase price paid by such holder of Series A Preferred for its Series A Preferred, divided by (y) the greater of (i) $2.50 and (ii) the market price of the Common Stock on the trading day immediately prior to the date of issuance of such holder’s Preferred Stock. The market price of the Common Stock on the trading day immediately prior to the date of issuance was $3.19 per share. Based on a $4,025,000 investment and a $3.19 per share price the number of Common Stock equivalents eligible for voting by Preferred shareholders is 1,261,755.

The Preferred Investors purchased a total of 1,610,000 shares of Series A Preferred Stock, and received in connection with such purchase, (i) A-Warrants, exercisable by cash exercise only, to purchase 1,207,500 shares of common stock, and (ii) B-Warrants, exercisable by “cashless exercise”, to purchase 1,207,500 shares of common stock.  The warrants are exercisable for 72 months from the date of issuance and carry a Black-Scholes put feature in the event of a change in control.  The put right is not subject to derivative accounting as all equity holders are treated the same in the event of a change in control.

The Company’s Board of Directors has the authority to cause us to issue, without any further vote or action by the shareholders, up to 3,390,000 additional shares of preferred stock, no par value per share, in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series.

The Series A Preferred includes a conversion right at a price that creates an embedded beneficial conversion feature.  A beneficial conversion feature arises when the conversion price of a convertible instrument is below the per share fair value of the underlying stock into which it is convertible. The conversion price is ‘in the money’ and the holder realizes a benefit to the extent of the price difference. The issuer of the convertible instrument realizes a cost based on the theory that the intrinsic value of the price difference (i.e., the price difference times the number of shares received upon conversion) represents an additional financing cost. The conversion rights associated with the Series A Preferred issued by the Company do not have a stated life and, therefore, all of the beneficial conversion feature amount of $2,858,887 was amortized to dividends on the same date the preferred shares were issued.  The $2,858,887 dividend is added to the net loss to arrive at the net loss applicable to common stockholders for purposes of calculating loss per share for the year ended June 30, 2015.

(13)	Employee Benefit Plan

The Company has a deferred savings plan which qualifies under Internal Revenue Code Section 401(k). The plan covers all employees of the Company who have at least six months of service and who are age 20 or older. For fiscal years 2015 and 2014, the Company made matching contributions of 25% of the first $2,000 of each employee’s contribution. The Company’s contributions to the plan for 2015 and 2014 were $34,099 and $39,056, respectively. Company matching contributions for future years are at the discretion of the board of directors.

(14)	Subsequent Events

On June 29, 2015 the shareholders approved a new 2015 equity incentive plan setting aside 500,000 shares. The 2015 plan was filed with the SEC on September 3, 2015.

(14)	Recent Accounting Pronouncements
In April, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30). This update requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. Under current standards, debt issuance costs are generally recorded as an asset and amortization of these deferred financing costs is recorded in interest expense. Under the new standard, debt issuance costs will continue to be amortized over the life of the debt instrument and amortization will continue to be recorded in interest expense. ASU 2015-03 is effective for the Company on January 1, 2016, and will be applied on a retrospective basis. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09 – Revenue from Contracts with Customers, which provides a single, comprehensive revenue recognition model for all contracts with customers. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact that this ASU will have on its financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNATRONICS CORPORATION

By /s/ Kelvyn H. Cullimore, Jr.
Kelvyn H. Cullimore, Jr.
Chief Executive Officer and President

Date: September 24, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kelvyn H. Cullimore, Jr.	Chairman, President, CEO	September 24, 2015
Kelvyn H. Cullimore, Jr.	(Principal Executive Officer)

/s/ Terry M. Atkinson	Chief Financial Officer	September 24, 2015
Terry M. Atkinson, CPA	(Principal Accounting Officer and Principal Financial Officer)

/s/ Larry K. Beardall	Director, Executive	September 24, 2015
Larry K. Beardall	Vice President

/s/ Howard L. Edwards	Director	September 24, 2015
Howard L. Edwards

/s/ Richard J. Linder	Director	September 24, 2015
Richard J. Linder

/s/ R. Scott Ward	Director	September 24, 2015
R. Scott Ward

/s/ Erin S. Enright	Director	September 24, 2015
Erin S. Enright

/s/ Brian M. Larkin	Director	September 24, 2015
Brian M. Larkin