Form 10-K/A
period 2015-06-30
DYNATRONICS CORP
filed 2015-09-29
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 1

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, originally filed with the Securities and Exchange Commission (“SEC”) on September 28, 2015 (the “Original Filing”). We are filing this Amendment No. 1 for the sole purpose of including the XBRL files which became neccessary as a result of the SEC being unable to accept XBRL files due to a systems error on the date of the Original Filing.

Except as described above, this Amendment No. 1 does not otherwise amend or update any exhibit to or disclosure set forth in the Original Filing.

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