Form 10-Q
period 2015-09-30
DYNATRONICS CORP
filed 2015-11-13
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The number of shares outstanding of the registrant's common stock, no par value, as of November 9, 2015 is 2,672,652.

DYNATRONICS CORPORATION
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2015
TABLE OF CONTENTS

Page Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets (Unaudited)
As of September 30, 2015 and June 30, 2015	1

Condensed Consolidated Statements of Operations (Unaudited)
Three Months Ended September 30, 2015 and 2014	2

Condensed Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended September 30, 2015 and 2014	3

Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

PART II. OTHER INFORMATION

Item 6. Exhibits	15

DYNATRONICS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	September 30, 2015	June 30, 2015

Current assets:
Cash and cash equivalents	$2,080,775	$3,925,967
Trade accounts receivable, less allowance for doubtful accounts of $423,076 as of September 30, 2015 and $417,444 as of June 30, 2015	3,172,939	3,346,770
Other receivables	8,533	6,748
Inventories, net	5,465,667	5,421,787
Prepaid expenses and other	358,928	273,629
Prepaid income taxes	334,508	338,108

Total current assets	11,421,350	13,313,009

Property and equipment, net	4,919,640	5,025,076
Intangible assets, net	183,133	190,803
Other assets	603,185	623,342

Total assets	$17,127,308	$19,152,230

Liabilities and Stockholders' Equity

Current liabilities:
Current portion of long-term debt	$123,588	$121,884
Current portion of capital lease	175,792	173,357
Current portion of deferred gain	150,448	150,448
Line of credit	717,819	1,909,919
Warranty reserve	153,650	153,185
Accounts payable	1,955,898	2,520,327
Accrued expenses	159,468	279,547
Accrued payroll and benefits expense	384,656	263,092

Total current liabilities	3,821,319	5,571,759

Long-term debt, net of current portion	619,514	651,118
Capital lease, net of current portion	3,419,978	3,464,850
Deferred gain, net of current portion	1,943,285	1,980,897
Deferred rent	52,957	41,150
Deferred income tax liabilities	130,478	136,128

Total liabilities	9,987,531	11,845,902
Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value: Authorized 5,000,000 shares; 1,610,000 shares issued and outstanding at September 30, 2015 and June 30, 2015, respectively	3,087,554	3,087,554
Common stock, no par value: Authorized 50,000,000 shares; 2,643,583 shares and 2,642,389 shares issued and outstanding at September 30, 2015 and June 30, 2015, respectively	7,625,255	7,610,244
Accumulated deficit	(3,573,032)	(3,391,470)

Total stockholders' equity	7,139,777	7,306,328

Total liabilities and stockholders' equity	$17,127,308	$19,152,230

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	September 30
	2015	2014

Net sales	$7,397,196	$7,216,324
Cost of sales	4,886,367	4,648,752

Gross profit	2,510,829	2,567,572

Selling, general, and administrative expenses	2,355,655	2,251,629
Research and development expenses	265,361	216,827

Operating income (loss)	(110,187)	99,116

Other income (expense):
Interest income	614	2,321
Interest expense	(80,243)	(48,293)
Other income, net	2,604	3,342

Net other expense	(77,025)	(42,630)

Income (loss) before income taxes	(187,212)	56,486

Income tax (provision) benefit	5,650	(15,563)

Net income (loss)	$(181,562)	$40,923

8% Convertible preferred stock dividend	(80,500)	-

Net income (loss) attributable to common stockholders	(262,062)	40,923

Basic and diluted net income (loss) per common share	$(0.10)	$0.02

Weighted-average common shares outstanding:

Basic	2,643,297	2,520,389
Diluted	2,643,297	2,523,472

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	September 30
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(181,562)	$40,923
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	55,103	89,836
Amortization of intangible assets	7,670	11,169
Amortization of other assets	12,843	12,843
Amortization of building lease	62,983	41,989
Stock-based compensation expense	15,011	17,454
Change in deferred income taxes	(5,650)	(892,607)
Change in provision for doubtful accounts receivable	5,632	24,000
Change in provision for inventory obsolescence	(1,782)	30,000
Deferred gain on sale/leaseback	(37,612)	(25,074)
Change in operating assets and liabilities:
Receivables, net	166,414	(20,117)
Inventories, net	(42,098)	106,273
Prepaid expenses and other assets	(85,299)	(418,840)
Other assets	7,314	(333,121)
Prepaid income taxes	3,600	907,570
Accounts payable and accrued expenses	(550,672)	34,132

Net cash used in operating activities	(568,105)	(373,570)

Cash flows from investing activities:
Purchase of property and equipment	(12,650)	(17,551)
Proceeds from sale of property and equipment	-	3,800,000

Net cash provided by (used in) investing activities	(12,650)	3,782,449

Cash flows from financing activities:
Principal payments on long-term debt	(29,900)	(680,112)
Principal payments on long-term capital lease	(42,437)	(34,600)
Net change in line of credit	(1,192,100)	(2,349,138)

Net cash used in financing activities	(1,264,437)	(3,063,850)

Net change in cash and cash equivalents	(1,845,192)	345,029

Cash and cash equivalents at beginning of the period	3,925,967	332,800

Cash and cash equivalents at end of the period	$2,080,775	$677,829

Supplemental disclosure of cash flow information:
Cash paid for interest	$98,274	$57,069
Cash paid for income taxes	-	-
Supplemental disclosure of non-cash investing and financing activity:
Capital lease - building	$-	$3,800,000
Preferred stock dividend payable in common stock	80,500	-

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
September 30, 2015

NOTE 1.  PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The condensed consolidated balance sheets as of September 30, 2015 and June 30, 2015, and the condensed consolidated statements of operations and cash flows for the three months ended September 30, 2015 and 2014 were prepared by Dynatronics Corporation (the "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the Company's financial position, results of operations and cash flows.  The results of operations for the three months ended September 30, 2015 are not necessarily indicative of the results of operations for the fiscal year ending June 30, 2016.  The Company previously filed with the SEC an annual report on Form 10-K, as amended, which included audited financial statements for each of the two years ended June 30, 2015 and 2014.  It is suggested that the financial statements contained in this Form 10-Q be read in conjunction with the financial statements and notes thereto contained in the Company's most recent Form 10-K.

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
Significant Accounting Policies
There have been no significant changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

NOTE 2.  NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is computed based on the weighted-average number of common shares outstanding and, when appropriate, dilutive common stock equivalents outstanding during the period.  Stock options, convertible preferred stock and warrants are considered to be common stock equivalents.  The computation of diluted net income (loss) per common share does not assume exercise or conversion of securities that would have an anti-dilutive effect.

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

The reconciliations between the basic and diluted weighted-average number of common shares outstanding for the three months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended
	September 30,
	2015	2014
Basic weighted-average number of common shares outstanding during the period	2,643,297	2,520,389
Weighted-average number of dilutive common stock equivalents outstanding during the period	-	3,083
Diluted weighted-average number of common and common equivalent shares outstanding during the period	2,643,297	2,523,472

Outstanding options, convertible preferred stock and warrants for common shares not included in the computation of diluted net income (loss) per common share, because they were anti-dilutive, for the three months ended September 30, 2015 and 2014 totaled 4,112,409 and 141,356, respectively.

NOTE 3. STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the employee's requisite service period. The Company recognized $15,011 and $17,454 in stock-based compensation expense during the three months ended September 30, 2015 and 2014, respectively. These expenses were recorded as selling, general and administrative expenses in the condensed consolidated statements of operations.

Stock Options.  The Company maintained a 2005 equity incentive plan for the benefit of employees, no further grants will be made under the 2005 equity incentive plan. On June 29, 2015 the shareholders approved a new 2015 equity incentive plan setting aside 500,000 shares. The 2015 plan was filed with the SEC on September 3, 2015.   Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other stock-based awards may be granted under the plan.  Awards granted under the plan may be performance-based.  As of September 30, 2015, there were 500,000 shares of common stock authorized and reserved for issuance, but not granted under the terms of the 2015 equity incentive plan.

The Company granted no equity awards under either its 2005 or 2015 equity incentive plan during the three months ended September 30, 2015.

The following table summarizes the Company's stock option activity for the 2005 equity incentive plan during the three-month period ended September 30, 2015.

	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of period	91,152	$5.07
Granted	-	-
Exercised	-	-
Cancelled	(1,200)	5.15
Outstanding at end of period	89,952	5.31

Exercisable at end of period	87,188	5.39

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

As of September 30, 2015, there was $312,973 of unrecognized stock-based compensation cost related to grants under the stock option plan that is expected to be expensed over a weighted-average period of four to ten years. There was $2,802 of intrinsic value for options outstanding as of September 30, 2015.

NOTE 4.  CONVERTIBLE PREFERRED STOCK AND COMMON STOCK WARRANTS
On June 30, 2015, the Company completed a private placement with affiliates of Prettybrook Partners, LLC ("Prettybrook") and certain other purchasers (collectively with Prettybrook, the "Preferred Investors") for the offer and sale of shares of the Company's Series A 8% Convertible Preferred Stock (the "Series A Preferred") in the aggregate amount of approximately $4 million. Offering costs incurred in conjunction with the private placement were recorded net of proceeds. The Series A Preferred is convertible to common stock on a 1:1 basis.  A Forced Conversion can be initiated based on a formula related to share price and trading volumes as outlined in the terms of the private placement.  The dividend is fixed at 8% and is payable in either cash or common stock.  This dividend is payable quarterly and equates to an annual payment of $322,000 or equivalent value in common stock.  Certain redemption rights are attached to the Series A Preferred, but none of the redemption rights for cash are deemed outside the control of the Company. The redemption rights deemed outside the control of the Company require common stock payments or an increase in the dividend rate.  The Series A Preferred includes a liquidation preference under which Preferred Investors would receive cash equal to the stated value of their stock plus unpaid dividends.  In accordance with the terms of the sale of the Series A Preferred, the Company was required to register the underlying common shares associated with the Series A Preferred and the warrants.  That registration statement filed on form S-3 went effective on August 13, 2015.

The Series A Preferred votes on an as-converted basis, one vote for each share of common stock issuable upon conversion of the Series A Preferred, provided, however, that no holder of Series A Preferred shall be entitled to cast votes for the number of shares of common stock issuable upon conversion of such Series A Preferred held by such holder that exceeds the quotient of (x) the aggregate purchase price paid by such holder of Series A Preferred for its Series A Preferred, divided by (y) the greater of (i) $2.50 and (ii) the market price of the common stock on the trading day immediately prior to the date of issuance of such holder's Preferred Stock. The market price of the common stock on the trading day immediately prior to the date of issuance was $3.19 per share. Based on a $4,025,000 investment and a $3.19 per share price the number of common stock equivalents eligible for voting by Preferred shareholders is 1,261,755.

The Preferred Investors purchased a total of 1,610,000 shares of Series A Preferred Stock, and received in connection with such purchase, (i) A-Warrants, exercisable by cash exercise only, to purchase 1,207,500 shares of common stock, and (ii) B-Warrants, exercisable by "cashless exercise", to purchase 1,207,500 shares of common stock.  The warrants are exercisable for 72 months from the date of issuance and carry a Black-Scholes put feature in the event of a change in control.  The put right is not subject to derivative accounting as all equity holders are treated the same in the event of a change in control.

The Company's Board of Directors has the authority to cause the Company to issue, without any further vote or action by the shareholders, up to 3,390,000 additional shares of preferred stock, no par value per share, in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series.

The Series A Preferred includes a conversion right at a price that creates an embedded beneficial conversion feature.  A beneficial conversion feature arises when the conversion price of a convertible instrument is below the per share fair value of the underlying stock into which it is convertible. The conversion price is 'in the money' and the holder realizes a benefit to the extent of the price difference. The issuer of the convertible instrument realizes a cost based on the theory that the intrinsic value of the price difference (i.e., the price difference times the number of shares received upon conversion) represents an additional financing cost. The conversion rights associated with the Series A Preferred issued by the Company do not have a stated life and, therefore, all of the beneficial conversion feature amount of $2,858,887 was amortized to dividends on the same date the preferred shares were issued.  The $2,858,887 dividend is added to the net loss to arrive at the net loss applicable to common stockholders for purposes of calculating loss per share for the year ended June 30, 2015.

NOTE 5.  COMPREHENSIVE INCOME (LOSS)

For the three months ended September 30, 2015 and 2014, comprehensive income (loss) was equal to the net income (loss) as presented in the accompanying condensed consolidated statements of operations.

NOTE 6.  INVENTORIES

Inventories consisted of the following:

	September 30, 2015	June 30, 2015
Raw materials	$2,143,156	2,086,411
Finished goods	3,679,274	3,693,921
Inventory obsolescence reserve	(356,763)	(358,545)
	$5,465,667	5,421,787

NOTE 7.  RELATED-PARTY TRANSACTIONS

The Company currently leases office and warehouse space in Detroit, Michigan and Hopkins, Minnesota from two shareholders and former independent distributors on an annual basis under operating lease arrangements. Management believes the lease agreements are on an arms-length basis and the terms are equal to or more favorable than would be available to third parties. The expense associated with these related-party transactions totaled $17,700 and $17,700 for the three months ended September 30, 2015 and 2014, respectively.
NOTE 8.  LINE OF CREDIT
In March 2015, the Company moved its working capital line of credit to a new lender. Interest on the new line of credit is prime rate plus 5%. The $3 million line of credit is collateralized by accounts receivable and inventories.  Borrowing limitations are based on 85% of eligible accounts receivable and $0.7 million of eligible inventory.  The current borrowing base on the new line of credit is approximately $2.4 million.  Interest payments on the line are due monthly.  All borrowings under the line of credit are presented as current liabilities in the accompanying consolidated balance sheet.
The line of credit matures on March 5, 2016.  Management expects to be able to renew this credit facility when it matures with the current lender or another lender. The effective interest rate on borrowed money is approximately 10% including interest and origination fees. The new line of credit requires that a minimum borrowing of approximately $700,000 be maintained during the term of the loan.
NOTE 9.  RECENT ACCOUNTING PRONOUNCEMENTS

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This update, which is part of the FASB's larger Simplification Initiative project aimed at reducing the cost and complexity of certain areas of the accounting codification, requires that an acquirer recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined.  Furthermore, the acquirer should record in the same period's financial statements, the effect on earnings from any changes in depreciation, amortization, or other items impacting income. These changes resulting from adjustments to provisional amounts should be calculated as if the accounting had been completed at the actual acquisition date. Lastly, the update requires the acquirer to present separately on the face of the income statement or in the footnote disclosures the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the actual acquisition date. This update is effective for fiscal years beginning after December 15, 2016. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted. The Company notes that this guidance does apply to its reporting requirements and will implement the new guidance accordingly, if the Company acquires any new businesses.

In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This update was issued to make some fairly minor wording adjustments to ASC 835-30. The new wording, presented as paragraph 835-30-S45-1, recognizes that ASU 2015-13 does not address the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-13 requires companies to recognize debt issuance costs as a reduction of the carrying amount of the associated debt liability. ASU 2015-15 states that debt issuance costs related to line-of-credit arrangements may be recognized as an asset and amortized over the term of the line-of-credit arrangement, even if the line-of-credit does not carry a balance. The Company notes that this guidance does apply to its reporting requirements and will implement the new guidance accordingly.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This update was issued in response to feedback from preparers, practitioners, and users of financial statements to see the effective date of the new guidance on revenue recognition delayed in order to allow a smoother transition. This update pushes the effective date for the new guidance back for public entities, certain not-for-profit entities, and certain employee benefit plans to annual reporting periods beginning after December 15, 2017, along with any interim reporting periods in that same period. All other entities will be required to implement the new guidance to reporting periods beginning after December 15, 2018 and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company notes that this guidance does apply to its reporting requirements and will implement the new guidance accordingly; however, due to the extensive nature of the new revenue recognition standard, the Company is evaluating the impact this new guidance will have on its financials.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): simplifying the Measurement of Inventory. The objective of this update is to simplify Topic 330, which currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments in this update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The update will be effective for fiscal years beginning after December 15, 2017. The Company currently applies a lower of cost or market and is currently assessing the magnitude of the difference between using market value versus net realizable value; however, it is not anticipated to have a material effect on the Company's financial statements.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements. This pronouncement is part of the FASB's perpetual project started in November 2010 to address feedback received from stakeholders regarding the codification standards. Like other such pronouncements issued from time to time, the purpose of this pronouncement is not to issue new guidance, but rather to clarify, correct unintended application of the standards, and make various minor improvements as deemed necessary. The updates made are effective immediately. These changes are not expected to have a significant impact on the financial statements of guidance users. While some of the changes made in this pronouncement impact standards applicable to the Company, no material impact was noted.

In May 2015, the FASB issued ASU 2015-08, Business Combinations (Topic 805): Pushdown Accounting. This Accounting Standards Update amends various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No.115. The Company notes the update is effective immediately and will apply to the Company if the Company acquires a business.

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

Item 2.                          Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
Dynatronics Corporation ("Company," "Dynatronics," "we") designs, manufactures, distributes, markets and sells physical medicine products.  We offer a broad line of medical equipment including therapy devices, medical supplies and soft goods, treatment tables and rehabilitation equipment.  We market and sell our products primarily to physical therapists, chiropractors, sports medicine practitioners and podiatrists.  We operate on a fiscal year ending June 30.  For example, reference to fiscal year 2016 refers to the year ending June 30, 2016.
Recent Events
In July 2015, we received the Conformité Européen Mark (CE Mark), granting approval for our SolarisPlus and "25 Series" therapeutic modality products.  The CE Mark is an indication that these products meet the requirements of applicable European Community directives for manufacturing.  This approval allows us to sell these products in Europe and many other countries around the world.  Distributors have been established in Great Britain and Portugal.  We also received clearance in Japan to sell our proprietary Solaris Plus line of products in the last year.  With distributors signed in Mexico, as well as China and other countries of Southeast Asia, we are actively seeking clearance for our Solaris Plus product line in those countries.  As a result of these recent approvals and agreements, we expect international sales growth to accelerate as we extend our geographical reach and become a provider of these products on a more global scale.
In June 2015, we completed a $4.0 million private placement led by affiliates of Prettybrook Partners, a strategic private equity investor focused on the healthcare industry.  The financing provides us with additional capital to promote organic growth and pursue potential strategic acquisitions.  With the notable experience of Dr. Stuart Essig and Erin Enright from Prettybrook, we believe we have added partners that can help us make transformative improvements that will benefit the Company and its shareholders.  Our goal is to transform Dynatronics into a platform for accelerated growth, both organically and through tactical and carefully-planned acquisitions in order to capitalize on important healthcare trends.  In the private placement, we issued accredited investors 1.6 million shares of Series A preferred stock (convertible share-for-share into common stock of the Company) and warrants to purchase 2.4 million shares of common stock.
Business Outlook
The strategic direction of the past few months, including the completion of the sale of preferred stock to affiliates of Prettybrook Partners, are designed to accelerate our growth in the coming years.  The financing has significantly strengthened our balance sheet and provides the resources to increase our market and geographic footprint while maintaining our status as the innovative leader in rehabilitation and physical therapy products.
Combining the solid corporate infrastructure we have built over the last three decades with the business acumen and access to capital and deal flow provided by Prettybrook should allow Dynatronics not only to strengthen our legacy business, but also position the Company for growth through strategic acquisitions.
Our M&A strategy is focused on acquiring businesses that simultaneously fit our criteria and enhance our product offering.  We are currently evaluating acquisition opportunities and anticipate executing on one of these in calendar year 2016.  We believe these actions will cause Dynatronics to grow faster than our market segment.
We are also focused on growing organically, both in the US and internationally.  In the last three years we have released more new and innovative products than during any other similar period in our history.  The introduction of the Solaris Plus family of combination electrotherapy/ultrasound/ phototherapy units, the 25 Series combination electrotherapy/ultrasound units, the line of Ultra treatment tables, and the ThermoStim probe (an accessory to the Solaris Plus family of products) make up most of these innovative new products.  The introduction of these products has been a major strategic component of attracting new sales representatives and dealers in order to expand our distribution across North America and into international territories.  Adding these new sales reps and dealers along with expanding into new markets such as podiatry, home health, hospitals and long-term care is part of our strategic plan for expanding our geographical reach and becoming a provider of therapeutic products globally.
As mentioned in the "recent events" section of this report, in July 2015, we received the CE Mark approval. The CE Mark approval of our SolarisPlus and "25 Series" therapeutic modality products allows us to sell these products in Europe and many other countries around the world.  Over the past several years, we have increased our emphasis on international sales.  In addition, during the past year, we also received clearance for these same products in Japan.  Efforts are currently underway to obtain clearance in Mexico, China and other Southeast Asian countries.  With the CE Mark, we can further expand sales throughout Europe and into areas of the world that recognize and require this distinguished mark of quality.

Our efforts in past years to prudently reduce costs in the face of some economic uncertainty have made us a leaner operation.  We will continue to be vigilant in maintaining appropriate overhead costs and operating costs while still providing support for sales from our new products and supporting new initiatives for growth.
Based on our defined strategic initiatives, we are focusing our resources in the following areas:
•
Exploring strategic business acquisitions using the capital infusion from the sale of preferred stock.  We believe that this will leverage and complement our competitive strengths, increase market reach and allow us to potentially expand into broader medical markets.

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

•
Increasing international sales by 1) leveraging the CE Mark approval in Europe and other countries through appropriate distributors for the approved products, 2) finalizing regulatory approvals in Mexico, Peru, as well as China and other countries in Southeast Asia, and 3) further developing relationships with existing distributors in countries such as Japan in order to increase sales in those countries where products are approved.

•	Continuing to seek ways of increasing business with regional and national accounts and the U.S. Government.
•	Strengthening pricing management and procurement methodologies.
•	Updating and improving our selling and marketing efforts including electronic commerce options, as well as developing better tools for our sales force to improve their efficiency.
Results of Operations
The following discussion and analysis of our financial condition and results of operations for the three months ended September 30, 2015, should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing in Part I, Item 1 of this report, and our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, as amended, which includes audited financial statements for the year then ended.  Results of operations for the first fiscal quarter ended September 30, 2015, are not necessarily indicative of the results that may be achieved for the full fiscal year ending June 30, 2016.
Three Months Ended September 30, 2015
Compared to Three Months Ended September 30, 2014
Net Sales
Net sales increased $0.2 million or approximately 2.5% to approximately $7.4 million for the quarter ended September 30, 2015, compared to net sales of approximately $7.2 million for the quarter ended September 30, 2014.  Higher sales of distributed capital exercise products and metal and wood treatment tables accounted for the majority of the increase in total sales for the quarter ended September 30, 2015.  The upward trend in sales reflects improving overall market conditions and increased customer confidence in our markets.
Gross Profit
For the quarter ended September 30, 2015, gross profit decreased $56,743 or about 2.2% to approximately $2.5 million, or 33.9% of net sales.  By comparison, gross profit for the quarter ended September 30, 2014 was approximately $2.6 million, or 35.6% of net sales.  A significant factor in the decrease in gross profit was product mix.  Sales during the quarter ended September 30, 2015 included higher sales of certain manufactured and distributed products for which our margins are lower.  In addition to the shift in sales mix, our network of dealers accounted for a higher percentage of sales during the quarter.  We sell to dealers at a wholesale price which has the effect of lowering gross profit margins.

Despite increasing sales by 2.5%, the lower gross profit margin on the incremental sales was insufficient to match the gross profit generated on lower sales during the same period last year.  Management has developed plans for increasing gross profits by focusing sales on the Company's proprietary therapeutic devices which are primarily sold by our sales representatives and which carry higher gross margins in general.   These plans are focused on improving penetration into our primary markets as well as exploring distribution into medical markets we have not previously addressed.  Increasing sales of capital equipment products will be one of the keys to improving gross profit margins going forward.
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses increased approximately $0.1 million to approximately $2.4 million, or 31.8% of net sales, for the quarter ended September 30, 2015, from approximately $2.3 million, or 31.2% of net sales, for the quarter ended September 30, 2014.  The following factors impacted SG&A expenses for the three months ended September 30, 2015:
•	$76,746 of higher labor and overhead expenses;
•	$32,282 of higher general expenses; and
•	$5,002 of lower selling expenses primarily associated with lower commission expense.
The majority of the increase in expenses is related to implementation of our strategic plans to transform the Company into a platform for growth, both organically and through carefully-planned acquisitions.
Research and Development Expenses
Research and development, or R&D expenses for the quarter ended September 30, 2015 were approximately $0.3 million or 3.6% of sales compared to approximately $0.2 million or 3.0% of sales in the quarter ended September 30, 2014.  Over the past three years, we have introduced more new products than any previous three-year period in our history.  The new product introductions include the innovative SolarisPlus line of electrotherapy/ultrasound/phototherapy units, the Ultra 2 and Ultra 3 motorized treatment tables, the 25 Series line of electrotherapy and ultrasound products, as well as the Dynatron ThermoStim Probe.  We believe that developing new products is a key element in our strategy and critical to moving purchasing momentum in a positive direction.  Increased R&D expenses in the current quarter are related to development of new products and product enhancements scheduled for release later this fiscal year.  R&D costs are expensed as incurred and are expected to remain at current levels in the current fiscal year.
Income (Loss) Before Income Tax
Pre-tax loss for the quarter ended September 30, 2015, was approximately $187,212, compared to pre-tax income of $56,486 for the quarter ended September 30, 2014.  The increase in pre-tax loss for the quarter was primarily attributable to $56,743 of lower gross profit generated during the period and approximately $0.1 million in increased expenses related to implementation of strategic plans for organic growth and acquisitions, together with $31.950 of higher interest expense and $48,534 in increased R&D expense.
Income Tax Provision (Benefit)
Income tax benefit was $5,650 for the quarter ended September 30, 2015, compared to income tax provision of $15,563 for the quarter ended September 30, 2014.  In accordance with accounting rules, we recorded a full valuation allowance of approximately $62,600 on our net deferred tax assets for the quarter ended September 30, 2015.  Thus, the effective tax benefit rate for the quarter ended September 30, 2015 was 3.0%, compared to an effective tax rate of 27.6% for the same quarter of the prior year.  See "Liquidity and Capital Resources – Deferred Income Tax Assets" below for more information regarding the valuation allowance and its anticipated impact on the effective tax rate for 2016.
Net Income (Loss)
Net loss was approximately $181,562 for the quarter ended September 30, 2015, compared to net income of $40,923 for the quarter ended September 30, 2014.  The increase in net loss for the quarter was primarily attributable to lower gross profit generated during the period and increased expenses related to implementation of strategic plans to grow organically and through acquisitions.  Other factors included higher net interest expense and increased R&D expense.  It should also be noted that the valuation allowance mentioned above eliminated any tax benefit that would otherwise have been recorded during the quarter.  That tax benefit would have had the effect of reducing the net loss reported.
Net Loss Applicable to Common Shareholders
Net loss Applicable to Common Shareholders was approximately $0.3 million ($.10 per share) for the quarter ended September 30, 2015, compared to net income of $40,923 ($.02 per share) for the quarter ended September 30, 2014.  The Net loss Applicable to Common Shareholders includes the impact of the accrued payment of $80,500 of dividends to preferred shareholders for the quarter ended September 30, 2015.  The dividend was paid in the subsequent quarter by issuing shares of our common stock having a market value of $80,500.

Liquidity and Capital Resources
We have historically financed operations through cash from operations, available cash reserves, and borrowings under a line of credit facility.  Working capital was $7.6 million as of September 30, 2015, inclusive of the current portion of long-term obligations and credit facilities, compared to working capital of $7.7 million as of June 30, 2015.  As of September 30, 2015, we had approximately $1.7 million of available credit under our credit facility.  The current ratio was 3.0 to 1 as of September 30, 2015 and 2.4 to 1 as of June 30, 2015.
Cash and Cash Equivalents
Our cash and cash equivalents position as of September 30, 2015, was $2.1 million, compared to cash and cash equivalents of $3.9 million as of June 30, 2015.  Approximately $0.6 million of cash was used during the quarter ended September 30, 2015 to reduce accounts payable, including approximately $0.2 million in costs related to the offer and sale of our preferred stock.  Approximately $1.2 million was used to reduce debt on the Company's line of credit.
Accounts Receivable
Trade accounts receivable, net of allowance for doubtful accounts, decreased approximately $0.2 million, or 5.2%, to $3.2 million as of September 30, 2015, compared to $3.3 million as of June 30, 2015.  Trade accounts receivable represent amounts due from our customers including medical practitioners, clinics, hospitals, colleges and universities and sports teams as well as dealers and distributors that purchase our products for redistribution.  We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers.  Accounts receivable are generally collected within 30 days of the agreed terms.
Inventories
Inventories, net of reserves, increased $43,880, or 0.8%, to $5.5 million as of September 30, 2015, compared to $5.4 million as of June 30, 2015.  Inventory levels fluctuate based on the timing of large inventory purchases from overseas suppliers.  We believe that our estimate of the allowance for inventory reserves is adequate based on our historical knowledge and product sales trends.
Accounts Payable
Accounts payable decreased approximately $0.6 million, or 22.4%, to $2.0 million as of September 30, 2015, from approximately $2.5 million as of June 30, 2015.  Accounts payable are generally not aged beyond the terms of our suppliers.  We take advantage of available early payment discounts when offered by our vendors.
Line of Credit
The outstanding balance on our line of credit decreased $1.2 million to $717,819 as of September 30, 2015, compared to $1.9 million as of June 30, 2015.  This reduction was made possible by the capital infusion from the sale of preferred stock on June 30, 2015 to affiliates of Prettybrook Partners.  Interest on the line of credit is based on the prime rate plus 5%.  The $3 million line of credit is collateralized by accounts receivable and inventories.  Borrowing limitations are based on 85% of eligible accounts receivable and $0.7 million of eligible inventory.  The current borrowing base on the new line of credit is approximately $2.4 million.  Minimum interest payments of $5,000 are due monthly.  All borrowings under the line of credit are presented as current liabilities in the accompanying consolidated balance sheet.
The line of credit matures on March 5, 2016.  The Company may choose to pay off the line of credit when it matures using cash reserves.  The effective interest rate on borrowed money is approximately 10% including interest and origination fees.  We believe that cash balances, amounts available under the line of credit as well as cash generated from operating activities will continue to be sufficient to meet our annual operating requirements.

Debt
Long-term debt, excluding current installments decreased $31,604 to about $0.6 million as of September 30, 2015, compared to approximately $0.7 million as of June 30, 2015.  Our long-term debt is comprised primarily of the mortgage loan on our office and manufacturing facility in Tennessee.  The principal balance on the mortgage loan is approximately $718,000, of which approximately $0.6 million is classified as long-term debt, with monthly principal and interest payments of $13,278.  Our mortgage loan matures in 2021.
In conjunction with the sale and leaseback of our corporate headquarters in August 2014, we entered into a $3.8 million capital lease for a 15-year term with an investor group.  Amortization associated with that lease is recorded on a straight line basis over 15 years.  Lease payments of approximately $27,000 are payable monthly.  Total amortization expense related to the leased building is approximately $25,300 (net of amortized gain on sale) for the quarter ended September 30, 2015.  The deferred gain on sale is being amortized over the 15-year life of the lease.  Total imputed interest related to the leased building is approximately $50,700 for the quarter ended September 30, 2015.
Deferred Income Tax Assets
A valuation allowance is required when there is significant uncertainty as to the realizability of deferred tax assets. The ability to realize deferred tax assets is dependent upon our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for eachtax jurisdiction.

We have determined that we do not meet the "more likely than not" threshold that deferred tax assets will be realized. Accordingly, a valuation allowance is required.  Any reversal of the valuation allowance in future periods will favorably impact the Company's results of operations in the period of reversal.

At September 30, 2015 and June 30, 2015, we recorded a full valuation allowance against our deferred tax assets and no valuation allowance at June 30, 2014.

Included in the deferred tax assets and valuation allowance is an estimated federal and state net operating loss ("NOL") of approximately $0.2 million for the quarter ended September 30, 2015.

The Company's federal and state income tax returns for June 30, 2012, 2013 and 2014 are open tax years.
Inflation
Our revenues and net income have not been unusually affected by inflation or price increases for raw materials and parts from vendors.
Stock Repurchase Plans
In February 2011, the Board of Directors approved $1.0 million for open market share repurchases of the Company's common stock. Approximately $0.5 million remained of this authorization as of September 30, 2015.  No purchases were made under this plan during the three months ended September 30, 2015.  The last purchase under this plan was made on September 28, 2011.
Critical Accounting Policies
The preparation of our financial statements requires that we make estimates and judgments.  We base these on historical experience and on other assumptions that we believe to be reasonable.  Our critical accounting policies are discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Annual Report on Form 10-K for the year ended June 30, 2015, as amended.  There have been no material changes to the critical accounting policies previously disclosed in that report.

Cautionary Statement Concerning Forward-Looking Statements
The statements contained in this Form 10-Q, particularly the foregoing discussion in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, that are not purely historical, are "forward-looking statements" within the safe harbors provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act").  These statements refer to our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future.  They may be identified by the use of words or phrases such as "believes," "expects," "anticipates," "should," "plans," "estimates," "intends," and "potential," among others.  Forward-looking statements include, but are not limited to, statements regarding product development, market acceptance, financial performance, revenue and expense levels in the future and the sufficiency of existing assets to fund future operations and capital spending needs.  Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements.  The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements, except as required by law.
Item 3.                          Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to information from that presented for the year ended June 30, 2015.
Item 4.                          Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods that are specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.  In designing and evaluating these disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 6.                          Exhibits
(a)	Exhibits

3.1	Articles of Incorporation of Dynatronics Laser Corporation, incorporated by reference to Registration Statement on Form S-1 (no. 2-85045) filed and effective November 2, 1984 November 2, 1984

3.2	Articles of Amendment to Articles of Incorporation dated November 18, 1993, incorporated by reference to Annual Report on Form 10-KSB, filed September 28, 1995

3.3	Articles of Amendment to Articles of Incorporation, incorporated by reference to Current Report on Form 8-K, filed December 18, 2012

3.4	Articles of Amendment to Articles of Incorporation, incorporated by reference to Current Report on Form 8-K, filed July 1, 2015

3.5	Amended and Restated Bylaws, adopted July 20, 2015, incorporated by reference to Current Report on Form 8-K, filed July 22, 2015

4.1
Form of certificate representing common stock, no par value, incorporated by reference to a Registration Statement on Form S-1 (No. 2-85045) filed with the Securities and Exchange Commission and effective November 2, 1984

4.2	Form of certificate representing Series A 8% Convertible Preferred Stock, incorporated by reference to Ex 4.2 to Form S-3 filed July 29, 2015

4.3	Form of certificate of designations for Series A 8% Convertible Preferred Stock, incorporated by reference to Current Report on Form 8-K filed on July 1, 2015

4.4	Form of A Warrant, incorporated by reference to Current Report on Form 8-K filed on July 1, 2015

4.5	Form of B Warrant, incorporated by reference to Current Report on Form 8-K filed on July 1, 2015

10.1
Securities Purchase Agreement, dated as of May 1, 2015, filed as Appendix C to the Registrant's Preliminary Proxy Statement as filed with the Commission on May 4, 2015 and incorporated herein by reference.

10.2	Form of Registration Rights Agreement, filed as Appendix F to the Registrant's Preliminary Proxy Statement as filed with the Commission on May 4, 2015 and incorporated herein by reference.

10.3	Dynatronics Corporation 2005 Equity Incentive Award Plan (previously filed as Annex A to the Company's Definitive Proxy Statement on Schedule 14A filed on October 27, 2006)

10.4
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

10.7	Executive Employment Agreement (Cullimore) dated May 1, 2015 (filed herewith)

10.8	Executive Employment Agreement (Beardall) dated May 1, 2015 (filed herewith)

11	Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)

31.1	Certification under Rule 13a-14(a)/15d-14(a) of principal executive officer (filed herewith)

31.2	Certification under Rule 13a-14(a)/15d-14(a) of principal financial officer (filed herewith)

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

*            The XBRL related information in Exhibit 101 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNATRONICS CORPORATION
Registrant

Date November 13, 2015	/s/ Kelvyn H. Cullimore, Jr.
Kelvyn H. Cullimore, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date November 13, 2015	/s/ Terry M. Atkinson, CPA
Terry M. Atkinson, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)