Form 10-Q
period 2015-12-31
DYNATRONICS CORP
filed 2016-02-16
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

The number of shares outstanding of the registrant's common stock, no par value, as of February 12, 2016 is 2,742,355.

DYNATRONICS CORPORATION
FORM 10-Q
QUARTER ENDED DECEMBER 31, 2015

DYNATRONICS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	December 31, 2015	June 30, 2015

Current assets:
Cash and cash equivalents	$2,134,140	$3,925,967
Trade accounts receivable, less allowance for doubtful accounts of $446,867 as of December 31, 2015 and $417,444 as of June 30, 2015	3,016,545	3,346,770
Other receivables	8,088	6,748
Inventories, net	5,470,960	5,421,787
Prepaid expenses and other	331,125	273,629
Prepaid income taxes	340,908	338,108

Total current assets	11,301,766	13,313,009

Property and equipment, net	4,808,736	5,025,076
Intangible assets, net	175,463	190,803
Other assets	580,222	623,342

Total assets	$16,866,187	$19,152,230

Liabilities and Stockholders' Equity

Current liabilities:
Current portion of long-term debt	$125,458	$121,884
Current portion of capital lease	178,260	173,357
Current portion of deferred gain	150,448	150,448
Line of credit	733,316	1,909,919
Warranty reserve	154,015	153,185
Accounts payable	1,844,032	2,520,327
Accrued expenses	273,385	279,547
Accrued payroll and benefits expense	330,134	263,092

Total current liabilities	3,789,048	5,571,759

Long-term debt, net of current portion	587,413	651,118
Capital lease, net of current portion	3,374,476	3,464,850
Deferred gain, net of current portion	1,905,673	1,980,897
Deferred rent	63,688	41,150
Deferred income tax liabilities	136,128	136,128

Total liabilities	9,856,426	11,845,902
Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value: Authorized 5,000,000 shares; 1,610,000 shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively	3,067,608	3,087,554
Common stock, no par value: Authorized 50,000,000 shares; 2,672,652 shares and 2,642,389 shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively	7,639,866	7,610,244
Accumulated deficit	(3,697,713)	(3,391,470)

Total stockholders' equity	7,009,761	7,306,328

Total liabilities and stockholders' equity	$16,866,187	$19,152,230

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2015	2014	2015	2014

Net sales	$7,474,921	$7,303,189	$14,872,118	$14,519,513
Cost of sales	4,797,939	4,839,578	9,684,307	9,488,330

Gross profit	2,676,982	2,463,611	5,187,811	5,031,183

Selling, general, and administrative expenses	2,469,131	2,379,720	4,824,785	4,631,349
Research and development expenses	253,868	234,674	519,229	451,500

Operating loss	(46,017)	(150,783)	(156,203)	(51,666)

Other income (expense):
Interest income	1,869	1,280	2,482	3,601
Interest expense	(77,274)	(79,736)	(157,517)	(128,029)
Other income, net	2,391	3,113	4,995	6,455

Net other expense	(73,014)	(75,343)	(150,040)	(117,973)

Loss before income taxes	(119,031)	(226,126)	(306,243)	(169,639)

Income tax (provision) benefit	(5,650)	92,583	-	77,020

Net loss	(124,681)	(133,543)	(306,243)	(92,619)

8% Convertible preferred stock dividend	(80,500)	-	(161,000)	-

Net loss attributable to common stockholders	$(205,181)	$(133,543)	$(467,243)	$(92,619)

Basic and diluted net loss per common share	$(0.08)	$(0.05)	$(0.18)	$(0.04)

Weighted-average common shares outstanding:

Basic	2,670,124	2,520,389	2,656,711	2,520,389
Diluted	2,670,124	2,520,389	2,656,711	2,520,389

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	December 31
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(306,243)	$(92,619)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	110,912	175,318
Amortization of intangible assets	15,340	22,318
Amortization of other assets	25,686	25,686
Amortization of building lease	125,966	104,972
Stock-based compensation expense	29,622	33,911
Change in deferred income taxes	-	(985,190)
Change in provision for doubtful accounts receivable	29,423	48,000
Change in provision for inventory obsolescence	3,856	60,000
Deferred gain on sale/leaseback	(75,224)	(62,686)
Change in operating assets and liabilities:
Receivables, net	299,462	165,522
Inventories, net	(53,029)	117,189
Prepaid expenses and other assets	(57,496)	(632,399)
Other assets	17,434	(327,320)
Income tax payable	-	545,496
Prepaid income taxes	(2,800)	-
Accounts payable and accrued expenses	(611,993)	(318,708)

Net cash used in operating activities	(449,084)	(1,120,510)

Cash flows from investing activities:
Purchase of property and equipment	(20,538)	(19,652)
Proceeds from sale of property and equipment	-	3,800,000

Net cash provided by (used in) investing activities	(20,538)	3,780,348

Cash flows from financing activities:
Principal payments on long-term debt	(60,131)	(715,852)
Principal payments on long-term capital lease	(85,471)	(78,675)
Net change in line of credit	(1,176,603)	(1,998,518)

Net cash used in financing activities	(1,322,205)	(2,793,045)

Net change in cash and cash equivalents	(1,791,827)	(133,207)

Cash and cash equivalents at beginning of the period	3,925,967	332,800

Cash and cash equivalents at end of the period	$2,134,140	$199,593

Supplemental disclosure of cash flow information:
Cash paid for interest	$139,334	$85,469
Cash paid for income taxes	-	356,151
Supplemental disclosure of non-cash investing and financing activity:
Capital lease - building	$-	$3,800,000
Preferred stock dividend payable in common stock	161,000	-

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
December 31, 2015

NOTE 1.  PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated balance sheets as of December 31, 2015 and June 30, 2015, and the condensed consolidated statements of operations and cash flows for the three and six months ended December 31, 2015 and 2014 were prepared by Dynatronics Corporation (the "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the Company's financial position, results of operations and cash flows.  The results of operations for the three and six months ended December 31, 2015 are not necessarily indicative of the results of operations for the fiscal year ending June 30, 2016.  The Company previously filed with the SEC an annual report on Form 10-K, as amended, which included audited financial statements for each of the two years ended June 30, 2015 and 2014.  It is suggested that the financial statements contained in this Form 10-Q be read in conjunction with the financial statements and notes thereto contained in the Company's most recent Form 10-K.

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

The reconciliations between the basic and diluted weighted-average number of common shares outstanding for the three and six months ended December 31, 2015 and 2014 are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Basic weighted-average number of common shares outstanding during the period	2,670,124	2,520,389	2,656,711	2,520,389
Weighted-average number of dilutive common stock equivalents outstanding during the period	-	-	-	-
Diluted weighted-average number of common and common equivalent shares outstanding during the period	2,670,124	2,520,389	2,656,711	2,520,389

Outstanding options for common shares not included in the computation of diluted net loss per common share, because they were anti-dilutive, for the three months ended December 31, 2015 and 2014 totaled 4,081,267 and 139,610, respectively, and for the six months ended December 31, 2015 and 2014 totaled 4,085,911 and 139,610, respectively.

NOTE 3. STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the employee's requisite service period. The Company recognized $14,611 and $16,457 in stock-based compensation expense during the three months ended December 31, 2015 and 2014, respectively, and recognized $29,622 and $33,911 in stock-based compensation expense during the six months ended December 31, 2015 and 2014, respectively.  These expenses were recorded as selling, general and administrative expenses in the condensed consolidated statements of operations.

Stock Options.  The Company maintained a 2005 equity incentive plan ("2005 Plan") for the benefit of employees. On June 29, 2015 the shareholders approved a new 2015 equity incentive plan ("2015 Plan") setting aside 500,000 shares. No additional shares or awards will be granted under the 2005 Plan. The 2015 Plan was filed with the SEC on September 3, 2015.   Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other stock-based awards may be granted under the 2015 Plan.  Awards granted under the 2015 Plan may be performance-based.  As of December 31, 2015, there were 418,806 shares of common stock authorized and reserved for issuance, but not granted under the terms of the 2015 Plan.

The Company granted 1,194 shares under its 2015 Plan during the six months ended December 31, 2015.  There was no equity awards granted under its 2005 Plan during that period.

The following table summarizes the Company's stock option activity for the 2005 and 2015 Plans during the six-month period ended December 31, 2015.

	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of period	91,152	$5.07
Granted	80,000	3.34
Exercised	-	-
Cancelled	(23,395)	7.10
Outstanding at end of period	147,757	3.81

Exercisable at end of period	63,793	4.76

The Black-Scholes option-pricing model is used to estimate the fair value of options granted under the Company's stock option plan.

Expected option lives and volatilities are based on historical data of the Company. The risk-free interest rate is based on the U.S. Treasury Bills rate on the grant date for constant maturities that correspond with the option life. Historically, the Company has not declared dividends on common stock and there are no future plans to do so.

As of December 31, 2015, there was $298,861 of unrecognized stock-based compensation cost related to grants under the 2005/2015 Plans that is expected to be expensed over a weighted-average period of four to ten years. There was $2,278 of intrinsic value for options outstanding as of December 31, 2015.

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

NOTE 5.  COMPREHENSIVE LOSS

For the three and six months ended December 31, 2015 and 2014, comprehensive loss was equal to the net loss as presented in the accompanying condensed consolidated statements of operations.

NOTE 6.  INVENTORIES

Inventories consisted of the following:

	December 31, 2015	June 30, 2015
Raw materials	$2,153,932	2,086,411
Finished goods	3,679,429	3,693,921
Inventory obsolescence reserve	(362,401)	(358,545)
	$5,470,960	5,421,787

NOTE 7.  RELATED-PARTY TRANSACTIONS

The Company currently leases office and warehouse space in Detroit, Michigan and Hopkins, Minnesota from two shareholders and former independent distributors on an annual basis under operating lease arrangements. Management believes the lease agreements are on an arms-length basis and the terms are equal to or more favorable than would be available to the Company from third parties. The expense associated with these related-party transactions totaled $17,700 for the three months ended December 31, 2015 and 2014, and $35,400 for the six months ended December 31, 2015 and 2014.

NOTE 8.  LINE OF CREDIT
In March 2015, the Company moved its working capital line of credit to a new lender. Interest on the new line of credit is prime rate plus 5%. The $3 million line of credit is collateralized by accounts receivable and inventories.  Borrowing limitations are based on 85% of eligible accounts receivable and $0.7 million of eligible inventory.  The current borrowing base on the new line of credit is approximately $2.8 million.  Interest payments on the line are due monthly.  All borrowings under the line of credit are presented as current liabilities in the accompanying condensed consolidated balance sheet.
The line of credit matures on March 5, 2016. The Company plans to pay off the line of credit when it matures using cash reserves. The effective interest rate on borrowed money is approximately 10% including interest and origination fees. The new line of credit requires that a minimum borrowing of approximately $0.7 million be maintained during the term of the loan.

NOTE 9.  RECENT ACCOUNTING PRONOUNCEMENTS

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The objective of this update is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in this update make the following eight improvements to GAAP:

1)
Equity investments (except those accounted for under the equity method or that result in consolidation of the investee) are to be measured at fair value with changes in fair value included in net income. However, an entity may choose to measure equity investments without readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

2)
A qualitative assessment is required for investments without readily determinable fair values in order to identify impairment. If impairment is identified, the investment is to be measured at fair value.

3)	The requirement to disclose the fair value of financial instruments measured at amortized cost is eliminated for non-public business entities.
4)	The requirement to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost is eliminated for public business entities.
5)	Public entities are required to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.
6)
An entity is required to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

7)	Separate presentation of financial assets and liabilities by measurement category and form of financial asset is required on the balance sheet or accompanying notes.
8)	An entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets.

For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017. An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values should be applied prospectively to equity investments that exist as of the date of adoption. . The Company notes this new guidance will apply to its reporting requirements and will implement the new guidance accordingly and is currently evaluating the impact this new guidance will have on its financials.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This update, which is part of the FASB's larger Simplification Initiative project aimed at reducing the cost and complexity of certain areas of the accounting codification, requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position, which eliminates the requirement that an entity separate deferred tax liabilities and assets into current and non-current amounts. This update does not affect the current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount on the balance sheet. This amendment applies to all entities with a classified statement of financial position. For public business entities, this update is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The Company notes this guidance will apply to its reporting requirements and will implement the new guidance accordingly.

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

NOTE 10.  SUBSEQUENT EVENTS

On January 7, 2016, the Company issued 31,301 shares of common stock as payment for the accrued "Preferred Stock Dividend."  On January 20, 2016, the Company issued 34,980 shares of common stock to the independent directors as compensation for calendar year 2016.  On January 26, 2016 the Company issued 3,422 shares of common stock pursuant to an employment agreement.

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
Recent Events
In December 2015, the Protecting Americans from Tax Hikes Act (the PATH Act) enacted as part of the Consolidated Appropriations Act, 2016 was passed and signed into law in the United States.  Among other things, this new law suspends the Medical Device Tax which had been imposed in January 2012 by the Health Care and Education Reconciliation Act of 2010 in conjunction with the Patient Protection and Affordable Care Act.  The suspension of this tax is expected to result in a savings to the company of approximately $160,000 per year.  The PATH Act also makes permanent certain tax benefits such as the R&D tax credit which has benefitted the company in past years.
Business Outlook
The strategic direction of the Company, including the completion of a $4.0 million equity financing through the sale of preferred stock to affiliates of the strategic private investor Prettybrook Partners in June 2015, is designed to accelerate growth in the coming years.  The financing significantly strengthened our balance sheet and provides resources to increase our market and geographic footprint while maintaining our status as the innovative leader in rehabilitation and physical therapy products.
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
We are also focused on growing organically, both in the US and internationally.  In the last three years, we have released more new and innovative products than during any other similar period in our history.  The introduction of the SolarisPlus family of combination electrotherapy/ultrasound/ phototherapy units, the 25 Series combination electrotherapy/ultrasound units, the line of Ultra treatment tables, and the ThermoStim probe (an accessory to the Solaris Plus family of products) make up most of these innovative new products.  The introduction of these products has been a major strategic component of attracting new sales representatives and dealers in order to expand our distribution across North America and into international territories.  Adding these new sales reps and dealers along with expanding into new markets such as podiatry, home health, hospitals and post-acute care is part of our strategic plan  to become a stronger provider of therapeutic products globally.
In July 2015, we received the Conformité Européen Mark (CE Mark), applicable to our SolarisPlus and "25 Series" therapeutic modality products.  The CE Mark is an indication that these products meet the requirements of  European Community directives for quality manufacturing.   The CE Mark approval of our SolarisPlus and "25 Series" therapeutic modality products facilitates the sale of these products in Europe and many other countries around the world.  Over the past several years, we have increased our emphasis on international sales.  In addition, during the past year, we also received clearance for these same products in Japan, Singapore and Peru.  Efforts are currently underway to obtain clearance in Mexico, China and other Southeast Asian countries.  With the CE Mark, we can further expand sales throughout Europe and into areas of the world that recognize and require this distinguished mark of quality.

Based on our defined strategic initiatives, we are focusing our resources in the following areas:

•
Exploring strategic business acquisitions to accelerate growth and enhance market strength.   We believe that this strategy will leverage and complement our competitive strengths, increase market reach and allow us to potentially expand into broader medical markets.  The criteria for these acquisitions will, in large part, be to facilitate the other initiatives described in this section.

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

•
Increasing international sales by (1) leveraging the CE Mark approval in Europe and other countries through appropriate distributors for the approved products, (2) finalizing regulatory approvals in Mexico and China and other countries in Southeast Asia, and (3) further developing relationships with existing international distributors in order to increase sales in countries where our products are approved.

•	Continuing to seek ways of increasing business with regional and national accounts and the U.S. Government.

•	Strengthening pricing management and procurement methodologies.

•	Updating and improving our selling and marketing efforts including electronic commerce options, as well as developing better tools for our sales force to improve their efficiency.
Results of Operations
The following discussion and analysis of our financial condition and results of operations for the three and six months ended December 31, 2015, should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing in Part I, Item 1 of this report, and our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, as amended, which includes audited financial statements for the year then ended.  Results of operations for the second fiscal quarter and six months ended December 31, 2015, are not necessarily indicative of the results that may be achieved for the full fiscal year ending June 30, 2016.
Net Sales
Net sales increased 2.4%  rising $0.2 million to approximately $7.5 million for the quarter ended December 31, 2015, compared to net sales of approximately $7.3 million for the quarter ended December 31, 2014.  Net sales increased $0.4 million or 2.4% to approximately $14.9 million for the six months ended December 31, 2015, compared to net sales of approximately $14.5 million for the corresponding period ended December 31, 2014.  Higher sales of SolarisPlus devices as well as metal and wood treatment tables accounted for the majority of the increase in total sales for the quarter and six months ended December 31, 2015.  The upward trend in sales reflects improving overall market conditions and new initiatives incentivizing sales of our core modalities.  Those initiatives encouraged sales representatives to expand efforts into new accounts and markets.  In addition, the incentives promoted renewed contact with dormant former customers.
Gross Profit
For the quarter ended December 31, 2015, gross profit increased $0.2 million or about 8.7% to approximately $2.7 million, or 35.8% of net sales.  By comparison, gross profit for the quarter ended December 31, 2014 was approximately $2.5 million, or 33.7% of net sales.  For the six months ended December 31, 2015, gross profit increased $0.2 million or about 3.1% to approximately $5.2 million, or 34.9% of net sales, compared to gross profit for the six months ended December 31, 2014 of approximately $5.0 million, or 34.7% of net sales.  Higher gross profit margins are mainly attributable to increased sales of the Company's proprietary SolarisPlus family of devices for the quarter and six month periods.
Management's plans for increasing gross profits include focusing sales on the Company's proprietary therapeutic devices which are primarily sold by our sales representatives and which carry higher gross margins in general are making a positive impact.  These plans focus on improving penetration into our primary markets as well as exploring distribution into medical markets we have not previously addressed.  Increasing sales of therapeutic devices is one of the keys to improving gross profit margins going forward.

Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses increased approximately $0.1 million to approximately $2.5 million, or 33.0% of net sales, for the quarter ended December 31, 2015, from approximately $2.4 million, or 32.6% of net sales, for the quarter ended December 31, 2014.  The following factors impacted SG&A expenses for the three months ended December 31, 2015:

•	$103,925 of higher labor and overhead expenses;

•	$46,335 of higher selling expenses; and

•	$60,849 of lower general expenses.

SG&A expenses increased approximately $0.2 million to approximately $4.8 million, or 32.4% of net sales, for the six months ended December 31, 2015, compared to approximately $4.6 million, or 31.9% of net sales, for the six months ended December 31, 2014.  Specific factors that impacted SG&A expenses for the six months ended December 31, 2015, included the following:

•	$180,671 of higher labor and overhead expenses;

•	$41,332 of higher selling expenses; and

•	$28,567 of lower general expenses
Approximately $69,000 and $118,000 of the increase in expenses for the quarter and six months ended December 31, 2016 is related to implementation of our strategic plans to transform the Company into a platform for growth, both organically and through carefully-planned acquisitions.
Research and Development Expenses
Research and development, or R&D expenses for the quarter ended December 31, 2015 were approximately $0.3 million or 3.4% of sales compared to approximately $0.2 million or 3.2% of sales in the quarter ended December 31, 2014.  R&D expenses for the six months ended December 31, 2015 were approximately $0.5 million or 3.5% of sales compared to approximately $0.5 million or 3.1% of sales in the period ended December 31, 2014.  Over the past three years, we have introduced more new products than any previous three-year period in our history.  The new product introductions include the innovative SolarisPlus line of electrotherapy/ultrasound/ phototherapy units, the Ultra 2 and Ultra 3 motorized treatment tables, the 25 Series line of electrotherapy and ultrasound products, as well as the Dynatron ThermoStim Probe.  We believe that developing new products is a key element in our strategy and critical to moving purchasing momentum in a positive direction.  Increased R&D expenses in the current quarter are related to development of new products and product enhancements scheduled for release later this fiscal year.  R&D costs are expensed as incurred and are expected to remain at present levels in the current fiscal year.
Income (Loss) Before Income Tax
Pre-tax loss for the quarter ended December 31, 2015, was approximately $0.1 million, compared to $0.2 million for the quarter ended December 31, 2014.  Pre-tax loss for the six months ended December 31, 2015, was approximately $0.3 million, compared to $0.2 million for the six months ended December 31, 2014.  The decrease in pre-tax loss for the quarter was primarily attributable to approximately $0.2 million of higher gross profit generated during the period, partially offset by approximately $0.1 million in increased expenses related to implementation of strategic plans for organic growth and acquisitions. During the quarter and six months ended December 31, 2014, the Company recorded approximately $77,000 and $143,000, respectively related to due diligence and legal work on a terminated acquisition.
Income Tax Provision (Benefit)
Income tax provision was $5,650 for the quarter ended December 31, 2015, compared to income tax benefit of $92,583 for the quarter ended December 31, 2014.  Income tax benefit was $0 for the six months ended December 31, 2015, compared to income tax benefit of $77,020 for the for the six months ended December 31, 2014.  In accordance with accounting rules, we increased the valuation allowance on our net deferred tax assets by approximately $0.1 million and $0.3 million for the quarter and six months ended December 31, 2015, respectively.  The effective tax rate for the quarter ended December 31, 2015 was 4.7%, compared to an effective tax benefit rate of 40.9% for the same quarter of the prior year.  The effective tax benefit rate for the six months ended December 31, 2015 was 0%, compared to an effective tax benefit rate of 45.4% for the same period of the prior year.  See "Liquidity and Capital Resources – Deferred Income Tax Assets" below for more information regarding the valuation allowance and its anticipated impact on the effective tax rate for 2016.
Net Income (Loss)
Net loss was approximately $0.1 million for the quarter ended December 31, 2015, compared to $0.1 million for the quarter ended December 31, 2014.  Net loss was approximately $0.3 million for the six months ended December 31, 2015, compared to $0.1 million for the six month period ended December 31, 2014.  The decrease in net loss for the quarter was primarily attributable to higher gross profit generated during the period offset by increased expenses related to implementation of strategic plans to grow organically and through acquisitions, higher R&D expense and the lack of recording any tax benefits associated with reported losses as was done in the same quarter last year. The lack of any tax benefit being recorded for the quarter or the six month period is related to the valuation allowance mentioned above.

Net Loss Applicable to Common Shareholders
Net loss applicable to common shareholders was approximately $0.2 million ($0.08 per share) for the quarter ended December 31, 2015, compared to $0.1 million ($0.05 per share) for the quarter ended December 31, 2014.  Net loss applicable to common shareholders was approximately $0.5 million ($0.18 per share) for the six months ended December 31, 2015, compared to $0.1 million ($0.04 per share) for the six months ended December 31, 2014.  The net loss applicable to common shareholders includes the impact of the accrued payment of $0.1 million of dividends to preferred shareholders for the quarter ended December 31, 2015 and $0.2 million of dividends paid for the six months ended December 31, 2015.  The dividends were paid by issuing shares of our common stock at 90% of the current market value at the time of issuance.
Liquidity and Capital Resources
We have historically financed operations through cash from operations, available cash reserves, and borrowings under a line of credit facility.  Working capital was $7.5 million as of December 31, 2015, inclusive of the current portion of long-term obligations and credit facilities, compared to working capital of $7.7 million as of June 30, 2015.  As of December 31, 2015, we had approximately $2.1 million of available credit under our credit facility.  The current ratio was 3.0 to 1 as of December 31, 2015 and 2.4 to 1 as of June 30, 2015.
Cash and Cash Equivalents
Our cash and cash equivalents position as of December 31, 2015, was $2.1 million, compared to cash and cash equivalents of $3.9 million as of June 30, 2015.  Uses of cash during the past six months have been approximately $0.7 million in reduction of accounts payable, $0.2 million in costs related to the offer and sale of our Series A Preferred stock, and $1.2 million used to reduce debt on the Company's line of credit.
Accounts Receivable
Trade accounts receivable, net of allowance for doubtful accounts, decreased approximately $0.3 million, or 9.9%, to $3.0 million as of December 31, 2015, compared to $3.3 million as of June 30, 2015.  Trade accounts receivable represent amounts due from our customers including medical practitioners, clinics, hospitals, colleges and universities and sports teams as well as dealers and distributors that purchase our products for redistribution.  We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers.  Accounts receivable are generally collected within 30 days of the agreed terms.
Inventories
Inventories, net of reserves, increased $49,173, or 0.9%, to $5.5 million as of December 31, 2015, compared to $5.4 million as of June 30, 2015.  Inventory levels fluctuate based on the timing of large inventory purchases from domestic and overseas suppliers as well as increased parts related to new products being planned for introduction.  We believe that our estimate of the allowance for inventory reserves is adequate based on our historical knowledge and product sales trends.
Accounts Payable
Accounts payable decreased approximately $0.7 million, or 26.8%, to $1.8 million as of December 31, 2015, from approximately $2.5 million as of June 30, 2015.  Accounts payable are generally not aged beyond the terms of our suppliers.  We take advantage of available early payment discounts when offered by our vendors.
Line of Credit
The outstanding balance on our line of credit decreased $1.2 million to $0.7 million as of December 31, 2015, compared to $1.9 million as of June 30, 2015.  This reduction was made possible by the capital infusion from the sale of preferred stock on June 30, 2015 to affiliates of Prettybrook Partners.  Interest on the line of credit is based on the prime rate plus 5%.  The $3 million line of credit is collateralized by accounts receivable and inventories.  Borrowing limitations are based on 85% of eligible accounts receivable and $0.7 million of eligible inventory.  The current borrowing base on the new line of credit is approximately $2.8 million.  Minimum interest payments of $5,000 are due monthly.  All borrowings under the line of credit are presented as current liabilities in the accompanying consolidated balance sheet.
The line of credit matures on March 5, 2016.  The Company plans to pay off the line of credit when it matures using cash reserves.  The effective interest rate on borrowed money is approximately 10% including interest and origination fees.  We believe that cash balances, amounts available under the line of credit as well as cash generated from operating activities will continue to be sufficient to meet our annual operating requirements.

Debt
Long-term debt, excluding current installments decreased $0.1 million to about $0.6 million as of December 31, 2015, compared to approximately $0.7 million as of June 30, 2015.  Our long-term debt is comprised primarily of the mortgage loan on our office and manufacturing facility in Tennessee.  The principal balance on the mortgage loan is approximately $0.7 million, of which approximately $0.6 million is classified as long-term debt, with monthly principal and interest payments of $13,278.  Our mortgage loan matures in 2021.
In conjunction with the sale and leaseback of our corporate headquarters in August 2014, we entered into a $3.8 million capital lease for a 15-year term with an investor group.  Amortization associated with that lease is recorded on a straight line basis over 15 years.  Lease payments of approximately $27,000 are payable monthly.  Total amortization expense related to the leased building is approximately $25,370 (net of amortized gain on sale) for the quarter ended December 31, 2015 and $50,740 for the six months ended December 31, 2015.  The deferred gain on sale is being amortized over the 15-year life of the lease.  Total imputed interest related to the leased building is approximately $50,700 and $100,700 for the quarter and six months ended December 31, 2015, respectively.
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

At December 31, 2015 and June 30, 2015, we recorded a full valuation allowance against our deferred tax assets and no valuation allowance at June 30, 2014.

Deferred tax assets and the related valuation allowance were increased by an estimated $0.1 million and $0.3 million for the quarter and six months ended December 31, 2015, respectively.  This resulted in no reported tax benefit associated with the operating losses reported during the three or six month periods being reported in this filing.

The Company's federal and state income tax returns for June 30, 2013, 2014 and 2015 are open tax years.
Inflation
Our revenues and net income have not been unusually affected by inflation or price increases for raw materials and parts from vendors.
Stock Repurchase Plans
We have a stock repurchase plan available to us at the discretion of the Board of Directors.  Approximately $0.5 million remained of this authorization as of December 31, 2015.  No purchases have been made under this plan since September 28, 2011.

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
As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

10.7	Executive Employment Agreement (Cullimore) dated May 1, 2015 (previously filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10Q filed on November 13, 2015)

10.8	Executive Employment Agreement (Beardall) dated May 1, 2015 (previously filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10Q filed on November 13, 2015)

11	Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)

31.1	Certification under Rule 13a-14(a)/15d-14(a) of principal executive officer (filed herewith)

31.2	Certification under Rule 13a-14(a)/15d-14(a) of principal financial officer (filed herewith)

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

DYNATRONICS CORPORATION
Registrant

Date February 16, 2016	/s/ Kelvyn H. Cullimore, Jr.
Kelvyn H. Cullimore, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date February 16, 2016	/s/ Terry M. Atkinson, CPA
Terry M. Atkinson, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)