Form 10-Q
period 2016-03-31
DYNATRONICS CORP
filed 2016-05-16
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

The number of shares outstanding of the registrant's common stock, no par value, as of May 12, 2016 is 2,773,280.

DYNATRONICS CORPORATION
FORM 10-Q
QUARTER ENDED MARCH 31, 2016

DYNATRONICS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	March 31, 2016	June 30, 2015

Current assets:
Cash and cash equivalents	$1,078,406	$3,925,967
Trade accounts receivable, less allowance for doubtful accounts of $366,886 as of March 31, 2016 and $417,444 as of June 30, 2015	3,337,486	3,346,770
Other receivables	8,143	6,748
Inventories, net	5,368,257	5,421,787
Prepaid expenses and other	226,437	273,629
Prepaid income taxes	68,282	338,108

Total current assets	10,087,011	13,313,009

Property and equipment, net	4,754,949	5,025,076
Intangible assets, net	164,891	190,803
Other assets	561,933	623,342

Total assets	$15,568,784	$19,152,230

Liabilities and Stockholders' Equity

Current liabilities:
Current portion of long-term debt	$135,165	$121,884
Current portion of capital lease	180,764	173,357
Current portion of deferred gain	150,448	150,448
Line of credit	-	1,909,919
Warranty reserve	153,359	153,185
Accounts payable	1,843,418	2,520,327
Accrued expenses	51,223	279,547
Accrued payroll and benefits expense	448,620	263,092

Total current liabilities	2,962,997	5,571,759

Long-term debt, net of current portion	588,316	651,118
Capital lease, net of current portion	3,328,336	3,464,850
Deferred gain, net of current portion	1,868,061	1,980,897
Deferred rent	74,419	41,150
Deferred income tax liabilities	136,128	136,128

Total liabilities	8,958,257	11,845,902
Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, no par value: Authorized 5,000,000 shares; 1,610,000 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively	3,067,608	3,087,554
Common stock, no par value: Authorized 50,000,000 shares; 2,742,355 shares and 2,642,389 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively	7,691,319	7,610,244
Accumulated deficit	(4,148,400)	(3,391,470)

Total stockholders' equity	6,610,527	7,306,328

Total liabilities and stockholders' equity	$15,568,784	$19,152,230

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2016	2015	2016	2015

Net sales	$7,408,990	$6,690,705	$22,281,107	$21,210,219
Cost of sales	4,922,570	4,498,818	14,606,877	13,987,149

Gross profit	2,486,420	2,191,887	7,674,230	7,223,070

Selling, general, and administrative expenses	2,620,238	2,217,397	7,445,023	6,848,746
Research and development expenses	249,995	236,461	769,223	687,961

Operating loss	(383,813)	(261,971)	(540,016)	(313,637)

Other income (expense):
Interest income	175	847	2,658	4,448
Interest expense	(71,690)	(87,127)	(229,207)	(215,156)
Other income, net	4,640	3,696	9,635	10,151

Net other expense	(66,875)	(82,584)	(216,914)	(200,557)

Loss before income taxes	(450,688)	(344,555)	(756,930)	(514,194)

Income tax (provision) benefit	-	136,542	-	213,562

Net loss	(450,688)	(208,013)	(756,930)	(300,632)

8% Convertible preferred stock dividend	(80,500)	-	(241,500)	-
Net loss attributable to common stockholders	$(531,188)	$(208,013)	$(998,430)	$(300,632)

Basic and diluted net loss per common share	$(0.19)	$(0.08)	$(0.37)	$(0.12)

Weighted-average common shares outstanding:

Basic	2,731,282	2,520,389	2,681,493	2,520,389
Diluted	2,731,282	2,520,389	2,681,493	2,520,389

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31
	2016	2015
Cash flows from operating activities:
Net loss	$(756,930)	$(300,632)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	168,439	325,015
Amortization of intangible assets	25,912	33,478
Amortization of other assets	38,529	38,529
Amortization of building lease	188,950	104,972
Stock-based compensation expense	81,075	50,176
Change in deferred income taxes	-	(1,121,732)
Change in provision for doubtful accounts receivable	(50,558)	67,543
Change in provision for inventory obsolescence	18,422	62,209
Deferred gain on sale/leaseback	(112,836)	(100,298)
Change in operating assets and liabilities:
Receivables, net	58,447	252,058
Inventories, net	35,108	(50,478)
Prepaid expenses and other assets	47,192	(765,337)
Other assets	22,880	(326,584)
Prepaid income taxes	269,826	539,800
Accounts payable and accrued expenses	(706,208)	(43,006)

Net cash used in operating activities	(671,752)	(1,234,287)

Cash flows from investing activities:
Purchase of property and equipment	(44,152)	(49,143)
Proceeds from sale of property and equipment	-	3,800,000

Net cash provided by (used in) investing activities	(44,152)	3,750,857

Cash flows from financing activities:
Principal payments on long-term debt	(92,631)	(745,860)
Principal payments on long-term capital lease	(129,107)	(119,944)
Net change in line of credit	(1,909,919)	(1,642,132)

Net cash used in financing activities	(2,131,657)	(2,507,936)

Net change in cash and cash equivalents	(2,847,561)	8,634

Cash and cash equivalents at beginning of the period	3,925,967	332,800

Cash and cash equivalents at end of the period	$1,078,406	$341,434

Supplemental disclosure of cash flow information:
Cash paid for interest	$247,545	$215,334
Cash paid for income taxes	-	356,151
Supplemental disclosure of non-cash investing and financing activity:
Capital lease - building	$-	$3,800,000
Preferred stock dividend payable in common stock	241,500	-

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
March 31, 2016

NOTE 1.  PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The condensed consolidated balance sheets as of March 31, 2016 and June 30, 2015, and the condensed consolidated statements of operations and cash flows for the three and nine months ended March 31, 2016 and 2015, were prepared by Dynatronics Corporation (the "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the Company's financial position, results of operations and cash flows.  The results of operations for the three and nine months ended March 31, 2016, are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2016.  The Company previously filed with the SEC an annual report on Form 10-K, as amended, which included audited financial statements for each of the two years ended June 30, 2015 and 2014.  It is suggested that the financial statements contained in this Form 10-Q be read in conjunction with the financial statements and notes thereto contained in the Company's most recent Form 10-K.

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

The reconciliations between the basic and diluted weighted-average number of common shares outstanding for the three and nine months ended March 31, 2016 and 2015, are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

Basic weighted-average number of common shares outstanding during the period	2,731,282	2,520,389	2,681,493	2,520,389

Weighted-average number of dilutive common stock equivalents outstanding during the period	-	-	-	-

Diluted weighted-average number of common and common equivalent shares outstanding during the period	2,731,282	2,520,389	2,681,493	2,520,389

Outstanding options for common shares not included in the computation of diluted net loss per common share, because they were anti-dilutive, for the three months ended March 31, 2016 and 2015, totaled 4,167,814 and 143,609, respectively, and for the nine months ended March 31, 2016 and 2015, totaled 4,167,814 and 138,978, respectively.

NOTE 3. STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the employee's requisite service period. The Company recognized $51,453 and $16,265 in stock-based compensation expense during the three months ended March 31, 2016 and 2015, respectively, and recognized $81,075 and $50,176 in stock-based compensation expense during the nine months ended March 31, 2016 and 2015, respectively.  These expenses were recorded as selling, general and administrative expenses in the condensed consolidated statements of operations.

Stock Options.  The Company maintained a 2005 equity incentive plan ("2005 Plan") for the benefit of employees. On June 29, 2015 the shareholders approved a new 2015 equity incentive plan ("2015 Plan") setting aside 500,000 shares. No additional shares or awards will be granted under the 2005 Plan. The 2015 Plan was filed with the SEC on September 3, 2015.   Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other stock-based awards may be granted under the 2015 Plan.  Awards granted under the 2015 Plan may be performance-based.  As of March 31, 2016, there were 380,404 shares of common stock authorized and reserved for issuance available for future grants under the terms of the 2015 Plan.

The Company granted 39,596 shares under its 2015 Plan during the nine months ended March 31, 2016.  There were no equity awards granted under its 2005 Plan during that period.

The following table summarizes the Company's stock option activity for the 2005 and 2015 Plans during the nine-month period ended March 31, 2016.

	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of period	91,152	$5.07
Granted	80,000	3.34
Exercised	-	-
Cancelled	(23,395)	7.10
Outstanding at end of period	147,757	3.81

Exercisable at end of period	64,337	4.76

The Black-Scholes option-pricing model is used to estimate the fair value of options granted under the Company's stock option plans.

Expected option lives and volatilities are based on historical data of the Company. The risk-free interest rate is based on the U.S. Treasury Bills rate on the grant date for constant maturities that correspond with the option life. Historically, the Company has not declared dividends on common stock and there are no plans to do so.

As of March 31, 2016, there was $377,903 of unrecognized stock-based compensation cost related to grants under the 2005 and 2015 Plans that is expected to be expensed over a weighted-average period of four to ten years. There was $2,166 of intrinsic value for options outstanding as of March 31, 2016.

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

The Preferred Investors purchased a total of 1,610,000 shares of Series A Preferred Stock, and received in connection with such purchase, (i) A-Warrants, exercisable by cash exercise only, to purchase 1,207,500 shares of common stock, and (ii) B-Warrants, exercisable by "cashless exercise", to purchase 1,207,500 shares of common stock after exercise of A-Warrants. The warrants are exercisable for 72 months from the date of issuance and carry a Black-Scholes put feature in the event of a change in control.  The put right is not subject to derivative accounting as all equity holders are treated the same in the event of a change in control.

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

The Series A Preferred includes a conversion right at a price that creates an embedded beneficial conversion feature.  A beneficial conversion feature arises when the conversion price of a convertible instrument is below the per share fair value of the underlying stock into which it is convertible. The conversion price is 'in the money' and the holder realizes a benefit to the extent of the price difference. The issuer of the convertible instrument realizes a cost based on the theory that the intrinsic value of the price difference (i.e., the price difference times the number of shares received upon conversion) represents an additional financing cost. The conversion rights associated with the Series A Preferred issued by the Company do not have a stated life and, therefore, all of the beneficial conversion feature amount of $2,858,887 were recorded as a deemed dividend on the same date the preferred shares were issued.  The June 2015 dividend of $2,858,887 was added to the net loss to arrive at the net loss applicable to common stockholders for purposes of calculating loss per share for the year ended June 30, 2015.

NOTE 5.  COMPREHENSIVE LOSS

For the three and nine months ended March 31, 2016 and 2015, comprehensive loss was equal to the net loss as presented in the accompanying condensed consolidated statements of operations.

NOTE 6.  INVENTORIES

Inventories consisted of the following:

	March 31, 2016	June 30, 2015
Raw materials	$2,101,074	$2,086,411
Finished goods	3,644,150	$3,693,921
Inventory obsolescence reserve	(376,967)	(358,545)
	$5,368,257	5,421,787

NOTE 7.  RELATED-PARTY TRANSACTIONS

The Company currently leases office and warehouse space in Detroit, Michigan and Hopkins, Minnesota from two shareholders and former independent distributors on an annual basis under operating lease arrangements. Management believes the lease agreements are on an arms-length basis and the terms are equal to or more favorable than would be available to the Company from third parties. The expense associated with these related-party transactions totaled $17,700 for the three months ended March 31, 2016 and 2015, and $53,100 for the nine months ended March 31, 2016 and 2015.
NOTE 8.  LINE OF CREDIT
There was no outstanding balance on the line of credit as of March 31, 2016 compared to the $1.9 million balance as of June 30, 2015. The line of credit was paid in full in February 2016 and the credit facility was closed. The reduction was made possible by the capital infusion from the sale of preferred stock on June 30, 2015, to affiliates of Prettybrook Partners. The Company believes that cash balances and cash generated from operating activities will continue to be sufficient to meet its annual operating requirements.

NOTE 9.  RECENT ACCOUNTING PRONOUNCEMENTS

In April 2016, the FASB issued Accounting Standard Update (ASU) 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing." The amendments in this update apply to entities with transactions included within the scope of Topic 606 (i.e., contracts with customers to transfer goods or services for consideration). Per Topic 606, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update do not change the core principle of the guidance in Topic 606, but rather clarify various aspects.

Prior to identifying performance obligations in a contract, an entity must first identify the promised goods or services in the contract. The amendments in this update clarify that:

1)	An entity is not required to assess if goods or services are performance obligations if they are immaterial in the contract with the customer.

2)	An entity can account for shipping and handling as activities to fulfill the promise to transfer the goods rather than an additional promised service.

To identify performance obligations, Topic 606 includes criteria for assessing whether promises to transfer goods or services are distinct. This update improves guidance by:

1)
Emphasizing that an entity determines whether the promise in the contract is to transfer each of the goods or services or to transfer a combined item (or items) to which the promised goods and/or services are inputs.

2)	Revising the related factors and examples.

The amendments in this update clarify licensing implementation guidance by stating:

1)
An entity's promise to grant a customer a license to intellectual property that has significant standalone functionality does not include supporting or maintaining that intellectual property during the license period. An entity's promise to provide a customer with a right to use the entity's intellectual property is satisfied at the point in time the customer is able to use and benefit from the license, unless the entity expects to undertake activities that change the functionality of the intellectual property to which the customer has rights.

2)
An entity's promise to grant a customer a license to intellectual property that does not have significant standalone functionality (symbolic intellectual property) includes supporting or maintaining that intellectual property during the license period. The nature of the entity's promise is both to (a) grant the customer rights to use and benefit from the entity's intellectual property and (b) support or maintain the intellectual property during the license period. As such, a license to symbolic intellectual property is satisfied over time.

3)
An entity considers the nature of its promise in granting a license in order to apply the other guidance in Topic 606 to a single performance obligation that includes a license and other goods or services.

Topic 606 includes implementation guidance on revenue recognition for a sales-based or usage-based royalty promised in exchange for a license of intellectual property. The amendments in this update clarify the following:

1)
An entity should not split a sales-based or usage-based royalty into a portion subject to the recognition guidance on sales-based and usage based royalties and a portion that is not subject to that guidance.

2)	The guidance on sales-based and usage-based royalties applies to a sales-based or usage-based royalty where the predominant item related to the royalty is a license of intellectual property.

Lastly, this update clarifies that contractual provisions requiring an entity to transfer control of additional goods or services to a customer should be distinguished from contractual provisions that define the attributes of a single promised license.

The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of update 2014-09. That is, the amendments in this update are effective for annual reporting periods after December 15, 2017, including interim reporting periods within that reporting period. The Company has contracts with customers to transfer goods or services for consideration within the scope of Topic 606; therefore, the noted amendments in ASU 2016-10 are applicable and the Company will implement the new guidance accordingly; however, due to the extensive nature of the new revenue recognition standard, the Company is evaluating the impact this new guidance will have on its financials.

In March 2016, the FASB issued ASU 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The FASB is issuing this update as part of its simplification initiative, which is aimed at reducing the cost and complexity of certain areas of the accounting codification. This update simplifies the accounting for share-based payment transactions through the following amendments:

•	All excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement.

•	Excess tax benefits should be classified as an operating activity.

•	An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur.

•	The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions.

•	Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity.

For public entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016. The Company notes that this guidance does apply to its reporting requirements and will implement the new guidance accordingly.

In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." The amendments in this update apply to entities with transactions included within the scope of Topic 606 (i.e., contracts with customers to transfer goods or services for consideration). The amendment in this update does not change the core principles in Topic 606, but rather clarify the implementation guidance on principle versus agent considerations.

An entity is a principal if it controls the specified good or service before that good or service is transferred to a customer. To improve the implementation guidance on principal versus agent considerations, this update seeks to clarify the following:

1.
An entity determines whether it is a principal or agent for each specified good or service promised to the customer. If a contract includes more than one specified good or service, an entity could be both a principal and agent.

2.	An entity determines the nature of each specified good or service, whether it is a good, a service, or a right to a good or service.

3.
When another party is involved in providing goods or services to a customer, an entity that is a principal obtains control of (a) a good or asset from the other party that it then transfers to the customer; (b) a right to a service that will be performed by another party, which gives the entity the ability to direct that party to provide the service to the customer on the entity's behalf; or (c) a good or service from the other party that it combines with other goods or services to provide the specified good or service to the customer.

4.
The amendments in paragraph 606-10-55-39A clarify that indicators may be more or less relevant to the control assessment and that one or more indicators may be more or less persuasive to the control assessment.

The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of update 2014-09. That is, the amendments in this update are effective for annual reporting periods after December 15, 2016, including interim reporting periods within that reporting period. The Company notes that this guidance does apply to its reporting requirements and will implement the new guidance accordingly.

In March 2016, the FASB issued ASU 2016-07, "Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting." The FASB is issuing this update as part of its simplification initiative, which is aimed at reducing the cost and complexity of certain areas of the accounting codification. The amendments in this update eliminate the requirement to retroactively adopt the equity method of accounting. Instead, the investor adds the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopts the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The update requires that an entity with an available-for-sale security that qualifies for the equity method should recognize in earnings the unrealized holding gain or loss in accumulated comprehensive income as of the date that the investment becomes qualified for the equity method use. This update becomes effective for all entities for fiscal years beginning after December 15, 2016. The Company does not believe adoption of this ASU will have a material impact on its financial statements.

In March 2016, the FASB issued ASU 2016-06, "Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force)." The amendments in this update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The four-step decision sequence requires an entity to consider whether:

1)	the payoff is adjusted based on changes in an index,

2)	the payoff is indexed to an underlying other than interest rates or credit risk,

3)	the debt involves a substantial premium or discount, and

4)	the call (put) option is contingently exercisable.

For public entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016. The Company does not believe adoption of this ASU will have a material impact on its financial statements.

In March 2016, the FASB issued ASU 2016-05, "Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the Emerging Issues Task Force)." The amendments in this update clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. For public entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016. The Company does not believe adoption of this ASU will have a material impact on its financial statements.

In March 2016, the FASB issued ASU 2016-04, "Liabilities—Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products (a consensus of the Emerging Issues Task Force)." The amendments in this update apply to prepaid stored-value products, which are physical or digital products containing a stored monetary value that are issued for the purpose of being accepted as payment for goods or services. This update states that the liabilities related to the sale of prepaid stored-value products are financial liabilities. For public companies, not-for-profit entities with traded securities, and employee benefit plans that file financial statements with the SEC, the amendments in this update are effective for fiscal years beginning after December 15, 2018. The Company does not believe adoption of this ASU will have a material impact on its financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842), including Sections A, B, & C." The objective of this update is to increase transparency and comparability among organizations by recognizing leased assets and lease liabilities on the balance sheet. Topic 842 affects any entity that enters into a lease. The main difference between previous GAAP and Topic 842 is the recognition of leased assets and lease liabilities for leases classified as operating leases under previous GAAP.

For lessees, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. There continues to be a differentiation between finance leases and operating leases. However, the principal difference from previous guidance is that the leased assets and lease liabilities arising from operating leases should be recognized in the statement of financial position. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term.

In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. If an entity elects to apply the practical expedients, it will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified. The exception is that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP.

For public companies, not-for-profit entities with traded securities and employee benefit plans that file financial statements with the SEC, the amendments in this update are effective for fiscal years beginning after December 15, 2018. Early application of the amendments in this update is permitted for all entities. The Company notes the new lease standard is applicable and will implement the new guidance accordingly; however, due to the extensive nature of the new lease standard, the Company is currently evaluating the impact this new guidance will have on its financials.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments – Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The objective of this update is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in this update make the following eight improvements to GAAP:

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

NOTE 10.  SUBSEQUENT EVENTS

On April 4, 2016, the Company issued 30,925 shares of common stock as payment for the accrued "Preferred Stock Dividend."

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
Recent Events
In December 2015, the Protecting Americans from Tax Hikes Act (the PATH Act) enacted as part of the Consolidated Appropriations Act, 2016 was passed and signed into law in the United States.  Among other things, this new law suspends the Medical Device Tax which had been imposed in January 2012 by the Health Care and Education Reconciliation Act of 2010 in conjunction with the Patient Protection and Affordable Care Act.  The suspension of this tax is expected to result in a savings to the Company of approximately $160,000 per year.  The PATH Act also makes permanent certain tax benefits such as the R&D tax credit which has benefitted the Company in past years.  The full effect of this suspension should begin to be manifest in the financial results of the quarter ending June 30, 2016.
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
Combining the solid corporate infrastructure we have built over the last three decades with the business acumen and access to capital and deal flow provided by Prettybrook is expected to allow Dynatronics not only to strengthen our legacy business, but also position the Company for growth through strategic acquisitions.
Our M&A strategy is focused on acquiring businesses that simultaneously fit our criteria and enhance our product offering.  We are currently evaluating acquisition opportunities and anticipate executing on one of these in calendar year 2016.  We believe this strategy will cause Dynatronics to grow faster than our market segment.
We are also focused on growing organically, both in the U.S. and internationally.  We are implementing a strategy to add new dealers and sales representatives in order to expand our distribution across North America and into international territories.  In February 2016, we hired Jeff Gephart as our Senior Vice-President of Sales.  Mr. Gephart is an experienced sales manager in the physical therapy and rehab space, working previously as a sales manager for companies such as Chattanooga Group, Zimmer, and Gebauer.  Our plans also call for hiring additional sales management personnel.
Over the past three years, we have released more new and innovative products than during any other similar period in our history.  The introduction of the SolarisPlus family of combination electrotherapy/ultrasound/ phototherapy units, the 25 Series combination electrotherapy/ultrasound units, the line of Ultra treatment tables, and the ThermoStim probe (an accessory to the Solaris Plus family of products), make up most of these innovative new products.  The introduction of these products has bolstered Dynatronics reputation as an innovator of quality products and further strengthened our position as a leader in the design and manufacturing of therapeutic modalities.  We plan to add additional new products in the coming year which we expect will further establish us as the premier vendor of therapeutic modalities and capital equipment in the physical therapy and rehabilitation space.
In July 2015, we received the Conformité Européen Mark (CE Mark), applicable to our SolarisPlus and "25 Series" therapeutic modality products.  The CE Mark is an indication that these products meet the requirements of  European Community directives for quality manufacturing.   The CE Mark approval of our SolarisPlus and "25 Series" therapeutic modality products facilitates the sale of these products in Europe and many other countries around the world.  Over the past several years, we have increased our emphasis on international sales.  The recent hiring of Chris Ramsay as our new Director of International Sales further demonstrates our commitment to improving our international sales presence.  During the past year, we also received clearance for these same products in Japan, Singapore and Peru.  Efforts are currently underway to finalize clearance in Mexico, China and Southeast Asia.  With the CE Mark, we can further expand sales throughout Europe and into areas of the world that recognize and require this distinguished mark of quality.

Based on our defined strategic initiatives, we are focusing our resources in the following areas:
•
Exploring strategic business acquisitions to accelerate growth and enhance market strength.   We believe that this strategy will leverage and complement our competitive strengths, increase market reach and allow us to potentially expand into broader markets.  The criteria for these acquisitions will, in part, include the following considerations:

	o	Complement our current product offering

	o	Be accretive to gross profit margins

	o	Add manufacturing of products that can be sold through our existing distribution channels

	o	Current sales of between $5M and $25M

	o	Clear path to being accretive to earnings within the short term

	o	Be pertinent to current Physical Therapy and Rehab Market

	o	Further enhance distribution channel efficiencies

	o	Provide returns to shareholders as well as new money investors to facilitate acquisitions.

•
Seeking to improve distribution of our products through recruitment of sales management personnel and additional qualified sales representatives and dealers.  Expanding the availability of proprietary combination therapy devices will be central to this strategic plan.

•	Improving gross profit margins by, among other initiatives, increasing market share of manufactured capital products by promoting sales of our state-of-the-art Dynatronics therapeutic modalities.

•
Increasing international sales by (1) leveraging the CE Mark approval in Europe and other countries through appropriate distributors for the approved products; (2) finalizing regulatory approvals in Mexico and China and Southeast Asia; and (3) further developing relationships with existing international distributors in order to increase sales in countries where our products are approved.

•	Continuing to seek ways of increasing business with regional and national accounts and the U.S. Government.

•	Strengthening pricing management and procurement methodologies.

•	Updating and improving our selling and marketing efforts including electronic commerce options, as well as developing better tools for our sales force to improve their efficiency.
Results of Operations
The following discussion and analysis of our financial condition and results of operations for the three and nine months ended March 31, 2016 and 2015, should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing in Part I, Item 1 of this report, and our Annual Report on Form 10K for the fiscal year ended June 30, 2015, as amended, which includes audited financial statements for the year then ended.  Results of operations for the third fiscal quarter and nine months ended March 31, 2016, are not necessarily indicative of the results that may be achieved for the full fiscal year ending June 30, 2016.
Net Sales
Net sales increased 10.7%, rising $0.7 million to approximately $7.4 million for the quarter ended March 31, 2016, compared to net sales of approximately $6.7 million for the quarter ended March 31, 2015.  Net sales increased $1.1 million or 5.0% to approximately $22.3 million for the nine months ended March 31, 2016, compared to net sales of approximately $21.2 million for the corresponding period ended March 31, 2015.  Higher sales of SolarisPlus devices, custom wood treatment tables, metal treatment tables and capital exercise products accounted for the majority of the increase in total sales for the quarter and nine months ended March 31, 2016.  The upward trend in sales is mostly attributable to new sales and marketing initiatives implemented at our National Sales Meeting last September, large orders for new clinic openings and expansions, custom project orders for sports training facilities, and generally improving market conditions.

Gross Profit
For the quarter ended March 31, 2016, gross profit increased $0.3 million or about 13.4% to approximately $2.5 million, or 33.6% of net sales.  By comparison, gross profit for the quarter ended March 31, 2015, was approximately $2.2 million, or 32.8% of net sales.  New lower rates negotiated with freight carriers helped to decrease our cost of product delivery to customers during that quarter accounting for an .8% margin improvement.  For the nine months ended March 31, 2016, gross profit increased $0.5 million or about 6.2% to approximately $7.7 million, or 34.4% of net sales, compared to gross profit for the nine months ended March 31, 2015, of approximately $7.2 million, or 34.1% of net sales.  Higher gross profit is attributable in part to increased sales of higher margin products such as our therapeutic modality devices, the lower freight rates mentioned above and the higher margin achieved on custom projects manufactured and delivered during the period.
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses increased approximately $0.4 million to approximately $2.6 million, or 35.4% of net sales, for the quarter ended March 31, 2016, from approximately $2.2 million, or 33.1% of net sales, for the quarter ended March 31, 2015.  The following factors impacted SG&A expenses for the three months ended March 31, 2016:
•	$152,139 of higher labor, management, medical insurance and overhead expenses;

•	$151,967 of higher selling expenses due primarily to higher sales commissions associated with the higher sales during the quarter; and

•	$98,735 of higher general expenses for investor relations, D&O insurance and acquisition-related expenses, partially offset by lower legal expenses.

SG&A expenses increased approximately $0.6 million to approximately $7.4 million, or 33.4% of net sales, for the nine months ended March 31, 2016, compared to approximately $6.8 million, or 32.3% of net sales, for the nine months ended March 31, 2015.  Specific factors that impacted SG&A expenses for the nine months ended March 31, 2016, included the following:

•	$332,810 of higher labor, management, medical insurance and overhead expenses;

•	$193,299 of higher selling expenses due primarily to higher sales commissions associated with higher sales; and

•	$70,168 of higher general expenses for investor relations, D&O insurance and acquisition-related expenses, partially offset by lower legal expenses.
Approximately $121,500 and $303,700 of the increase in expenses for the quarter and nine months ended March 31, 2016, is related to implementation of our strategic plans to transform the Company into a platform for growth through carefully-planned acquisitions.
Research and Development Expenses
Research and development, or R&D expenses for the quarter ended March 31, 2016, were approximately $0.2 million or 3.4% of sales compared to approximately $0.2 million or 3.5% of sales in the quarter ended March 31, 2015.  R&D expenses for the nine months ended March 31, 2016 were approximately $0.8 million or 3.5% of sales compared to approximately $0.7 million or 3.2% of sales in the period ended March 31, 2015.  We believe that developing new products is a key element in our strategy and critical to moving purchasing momentum in a positive direction.  R&D expenses in the current quarter are related to development of new products and product enhancements scheduled for release later this fiscal year and in fiscal 2017.  R&D costs are expensed as incurred and are expected to remain at present levels in the current fiscal year.
Income (Loss) Before Income Tax
Pre-tax loss for the quarter ended March 31, 2016, was approximately $451,000, compared to $345,000 for the quarter ended March 31, 2015.  Pre-tax loss for the nine months ended March 31, 2016, was approximately $757,000, compared to $514,000 for the nine months ended March 31, 2015.  The increase in pre-tax loss for the quarter was primarily attributable to approximately $0.4 million of higher SG&A expenses incurred during the period, partially offset by approximately $0.3 million in increased gross profit related to implementation of strategic plans for organic growth. The increase in pre-tax loss for the nine-month period was primarily attributable to approximately $0.6 million of higher SG&A expenses incurred during the period, partially offset by approximately $0.5 million in increased gross profit related to implementation of strategic plans for organic growth.

Income Tax Provision (Benefit)
Income tax provision was $0 for the quarter ended March 31, 2016, compared to income tax benefit of $137,000 for the quarter ended March 31, 2015.  Income tax benefit was $0 for the nine months ended March 31, 2016, compared to income tax benefit of $214,000 for the nine months ended March 31, 2015.  In accordance with accounting rules, we increased the valuation allowance on our net deferred tax assets by approximately $0.2 million and $0.3 million for the quarter and nine months ended March 31, 2016, respectively.  See "Liquidity and Capital Resources – Deferred Income Tax Assets" below for more information regarding the valuation allowance and its anticipated impact on the effective tax rate for 2016.
Net Income (Loss)
Net loss was approximately $451,000 for the quarter ended March 31, 2016, compared to $208,000 for the quarter ended March 31, 2015.  Net loss was approximately $757,000 for the nine months ended March 31, 2016, compared to approximately $301,000 for the nine month period ended March 31, 2015.  The increase in net loss for the quarter and nine month period was primarily attributable to higher sales and labor expenses related to implementation of strategic plans to grow organically and through acquisitions and the lack of recording any tax benefits associated with reported losses as was done in the same quarter and nine month period last year.
Net Loss Applicable to Common Shareholders
Net loss applicable to common shareholders was approximately $531,000 ($0.19 per share fully diluted) for the quarter ended March 31, 2016, compared to $208,000 ($0.08 per share fully diluted) for the quarter ended March 31, 2015.  Net loss applicable to common shareholders was approximately $998,000 ($0.37 per share fully diluted) for the nine months ended March 31, 2016, compared to $301,000 ($0.12 per share fully diluted) for the nine months ended March 31, 2015.  The net loss applicable to common shareholders includes the impact of the accrued payment of approximately $81,000 of dividends to preferred shareholders for the quarter ended March 31, 2016, and $242,000 of dividends paid for the nine months ended March 31, 2016.  The dividends were paid by issuing shares of our common stock at 90% of the current market value at the time of issuance. No such dividends were paid during the same periods last year as the transaction giving rise to the dividends did not occur until June 2015.
Liquidity and Capital Resources
We have historically financed operations through cash from operations, available cash reserves, and borrowings under a line of credit facility.  Working capital was $7.1 million as of March 31, 2016, inclusive of the current portion of long-term obligations and credit facilities, compared to working capital of $7.7 million as of June 30, 2015.  The current ratio was 3.4 to 1 as of March 31, 2016 and 2.4 to 1 as of June 30, 2015.
Cash and Cash Equivalents
Our cash and cash equivalents position as of March 31, 2016, was $1.1 million, compared to cash and cash equivalents of $3.9 million as of June 30, 2015.  Uses of cash during the past nine months have generally been  $0.7 million in reduction of accounts payable, $0.2 million in costs related to the offer and sale of our Series A Preferred stock, and $1.9 million used to pay debt on the Company's line of credit.
Accounts Receivable
Trade accounts receivable, net of allowance for doubtful accounts, were unchanged at $3.3 million as of March 31, 2016, and as of June 30, 2015.  Trade accounts receivable represent amounts due from our customers including medical practitioners, clinics, hospitals, colleges and universities and sports teams as well as dealers and distributors that purchase our products for redistribution.  We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers.  Accounts receivable are generally collected within 30 days of the agreed terms.
Inventories
Inventories, net of reserves, decreased $53,530, or 1.0%, to $5.37 million as of March 31, 2016, compared to $5.42 million as of June 30, 2015.  Inventory levels fluctuate based on the timing of large inventory purchases from domestic and overseas suppliers as well as increased parts related to new products being planned for introduction.  We believe that our estimate of the allowance for inventory reserves is adequate based on our historical knowledge and product sales trends.

Accounts Payable
Accounts payable decreased approximately $0.7 million, or 26.9%, to $1.8 million as of March 31, 2016, from approximately $2.5 million as of June 30, 2015.  Accounts payable are generally not aged beyond the terms of our suppliers.  We take advantage of available early payment discounts when offered by our vendors.
Line of Credit
The outstanding balance on the line of credit as of March 31, 2016, was $0 compared to $1.9 million as of June 30, 2015.  The line of credit was paid in full in February 2016, and the credit facility was closed.  The payment in full was made possible by the capital infusion from the sale of preferred stock on June 30, 2015 to affiliates of Prettybrook Partners.  We believe that cash balances and cash generated from operating activities will continue to be sufficient to meet our annual operating requirements.
Debt
Long-term debt, excluding current installments decreased $0.1 million to about $0.6 million as of March 31, 2016, compared to approximately $0.7 million as of June 30, 2015.  Our long-term debt is comprised primarily of the mortgage loan on our office and manufacturing facility in Tennessee.  The principal balance on the mortgage loan is approximately $0.7 million, of which approximately $0.6 million is classified as long-term debt, with monthly principal and interest payments of $13,278.  Our mortgage loan matures in 2021.
In conjunction with the sale and leaseback of our corporate headquarters in August 2015, we entered into a $3.8 million capital lease for a 15-year term with an investor group.  Amortization associated with that lease is recorded on a straight line basis over 15 years.  Lease payments of approximately $27,500 are payable monthly.  Total amortization expense related to the leased building is approximately $25,370 (net of amortized gain on sale) for the quarter ended March 31, 2016, and $76,114 for the nine months ended March 31, 2016.  The deferred gain on sale is being amortized over the 15-year life of the lease.  Total imputed interest related to the leased building is approximately $49,500 and $150,200 for the quarter and nine months ended March 31, 2016, respectively.
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

At March 31, 2016 and June 30, 2015, we recorded a full valuation allowance against our deferred tax assets.

Deferred tax assets and the related valuation allowance were increased by an estimated $0.2 million and $0.3 million for the quarter and nine months ended March 31, 2016, respectively.  This resulted in no reported tax benefit associated with the operating losses reported during the three or nine month periods being reported in this filing.

The Company's federal and state income tax returns for June 30, 2013, 2014, and 2015, are open tax years.
Inflation
Our revenues and net income have not been unusually affected by inflation or price increases for raw materials and parts from vendors.
Stock Repurchase Plans
We have a stock repurchase plan available to us at the discretion of the Board of Directors.  Approximately $0.5 million remained of this authorization as of March 31, 2016.  No purchases have been made under this plan since September 28, 2011.

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
As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

DYNATRONICS CORPORATION
Registrant

Date May 16, 2016	/s/ Kelvyn H. Cullimore, Jr.
Kelvyn H. Cullimore, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date May 16, 2016	/s/ Terry M. Atkinson, CPA
Terry M. Atkinson, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)