Form 10-K
period 2016-06-30
DYNATRONICS CORP
filed 2016-09-28
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2016.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ____________.

Commission file number 0-12697
DYNATRONICS CORPORATION
(Exact name of registrant as specified in its charter)
UTAH	87-0398434
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

7030 PARK CENTRE DRIVE, COTTONWOOD HEIGHTS, UTAH	84121-6618
(ADDDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(zIP CODE)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12(b)-2 of the Exchange Act.

LARGE ACCELERATED FILER ☐	ACCELERATED FILER ☐
NON-ACCELERATED FILER ☐ (DO NOT CHECK IF A SMALLER REPORTING COMPANY)	SMALLER REPORTING COMPANY ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of December 31, 2015 (the last day of the registrant's most recently completed second fiscal quarter) was approximately $7.0 million, based on the average bid and asked price of the common stock on that date.

As of September 22, 2016, there were 2,846,678 shares of the registrant's common stock outstanding.
Documents Incorporated by Reference

The registrant incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to the registrant's definitive proxy statement to be filed pursuant to Regulation 14A for its 2016 Annual Shareholders Meeting.

TABLE OF CONTENTS

PART I

PART I
Forward-Looking Statements
The statements contained in this Annual Report on Form 10-K that are not purely historical are considered to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, but are not limited to: any projections of net sales, earnings, or other financial items; any statements of the strategies, plans and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and any other similar words. These statements represent our expectations, beliefs, anticipations, commitments, intentions, and strategies regarding the future and include, but are not limited to, the risks and uncertainties outlined in Item 1A Risk Factors and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations. Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in forward-looking statements within this report. The forward-looking statements included in this report speak only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.
Unless the context otherwise requires, all references in this report to "registrant," "we," "us," "our," "Dynatronics" or the "Company" refer to Dynatronics Corporation, a Utah corporation and its wholly owned subsidiary.  In this Annual Report on Form 10-K, unless otherwise expressly indicated, references to "dollars" and "$" are to United States dollars.
ITEM 1.  Business
Overview
Dynatronics Corporation, headquartered in Cottonwood Heights, Utah, is a manufacturer and distributor of physical medicine products.  We employ 153 people in the United States who are dedicated to providing innovative therapeutic solutions to practitioners, so they can concentrate on providing the best care to their patients.  We offer customers a one-stop shop for their medical equipment and supply needs, including electrotherapy and ultrasound therapy, phototherapy, medical supplies, treatment tables, and exercise products. Revenues grew to $30.4 million in 2016, an increase of 4.4% from $29.1 million in 2015.
Dynatronics was founded on a technology platform to treat patients non-invasively using microprocessor-based therapeutic devices. Over the past 35+ years, we have grown by building upon these core therapeutic technologies, acquiring businesses in related medical fields, vertically integrating with our distribution channel and developing products to further meet the needs of our target customers.
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
Strategy
There are three areas of focus for increasing growth: 1) introducing new products to the market through internal development, 2) geographic expansion, and 3) strategic corporate development.
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

Geographic and Market Expansion.  We see an opportunity to accelerate revenue growth by strengthening our U.S. presence through the addition of direct sales reps and dealers in several key areas around the country.  In addition, we generate less than 5% of our revenues from markets outside the United States, whereas competing medical technology companies in our market produce a much larger percentage of their revenues internationally.  Therefore, we see an opportunity to accelerate revenue growth by increasing our international presence and we are expanding our distribution network in key international markets. We expect the commercial focus on key markets and a mix of products that carry both high margins and relevant price points will increase our international business as a share of our overall revenues.
We continue to show strength in the private practice market of physical therapy as well as the sports medicine market.  Our expansion efforts over the next year will include strategic plans for the post-acute care market characterized by rehab hospitals, skilled nursing facilities and nursing homes.  This market expansion dovetails well with the geographic expansions we are planning.
Strategic Business Development. Over the years, we have successfully acquired businesses to grow our operations. Going forward, our business development program will be an important part of our strategy to increase scale.  Acquisitions, in particular, may be pursued as a means of expanding product offerings, growing domestic or international distribution, adding a technology, increasing the scale of one of our current portfolios, or providing access to complementary or strategic growth areas. We intend to focus primarily on the therapeutic areas of patient care and medical supply products. In addition to acquisitions, we will be investing in targeted additions to our sales organization to improve market coverage. Our business development capabilities are increasingly important to remain competitive in today's environment.
Company
Dynatronics is a Utah corporation formed on April 29, 1983.  Our predecessor company, Dynatronics Research Company, was formed in 1979.  We operate on a fiscal year basis, ending on June 30.  For example, reference to fiscal year 2016 refers to the fiscal year ended June 30, 2016.  All references to financial statements in this report refer to the consolidated financial statements of Dynatronics Corporation.
Recent Developments
In May and June 2016, we announced several changes in executive management.  Larry K. Beardall, former Executive Vice-President of Marketing and Strategic Planning, left the Company management team and Board of Directors effective June 3, 2016.  His management responsibilities have been assumed by our Senior Vice-President of Sales, Jeff Gephart.  We also announced the planned retirement of Kelvyn H. Cullimore, Sr., the Company's founder and former chairman and president, effective December 31, 2016.  He has been on part time status for the past several years with duties that included managing the Company's international efforts.  He will transition his responsibilities to our new Director of International Sales over the remainder of the calendar year.  Finally, effective July 8, 2016, Bob Cardon, Vice President of Administration announced his retirement.  These changes in executive management are consistent with the implementation of the strategic plans outlined in our corporate strategy.
In August 2016, we completed the release of an upgraded version of our core Dynatron Solaris® and 25 SeriesTM lines of therapeutic modalities.  This new product innovation provides incremental improvements that qualify these products to meet the latest medical device safety standards (IEC 60601-1), enables us to simplify manufacturability and serviceability, upgrades components, and adds usability features for ultrasound and better positions the products internationally without raising the price to our customers.  While these are incremental improvements, the cumulative effect will make the product line more attractive to the market and easier to manufacture and service.
In September 2016, we introduced the new Dynatron® 125B stand-alone ultrasound device.  This device is a successor to the Dynatron® 125B stand-alone product which was discontinued last year due to component obsolescence.  The new Dynatron® 125B incorporates the proprietary features of its predecessor but is designed to be lower cost and even more user friendly.

Our Products
We sell products we manufacture as well as those manufactured by others.  Net sales (excluding freight, repairs, and miscellaneous items) in fiscal year 2016 were split 56%-44%, favoring distribution of products manufactured by others.  However, 55% of gross profit for the year was generated by products that we manufacture.
Our products include a broad line of medical equipment for physical medicine applications including therapy devices, medical supplies and soft goods, treatment tables and rehabilitation equipment.  They are used primarily by physical therapists, chiropractors, sports medicine practitioners, podiatrists, physicians and other physical medicine professionals.
Physical Medicine Products

Electrotherapy – The therapeutic effects of electrical energy have occupied an important position in physical medicine for over six decades. There has been an evolution through the years to use the most effective and painless waveforms and frequencies to produce patient comfort and successful treatment of pain and related physical ailments.  Medium frequency alternating currents, which we use primarily in our electrotherapy devices, are believed to be the most effective and comfortable for patients. Electrotherapy can be effective in treating chronic intractable pain and/or acute post-traumatic pain, increasing local blood circulation, relaxation of muscle spasms, prevention or retardation of disuse atrophy, and muscle re-education.
Therapeutic Ultrasound – Ultrasound therapy provides therapeutic deep heat to soft tissue through the introduction of sound waves into the body.  It is one of the most common modalities used in physical therapy for treating pain, muscle spasms and joint contractures.  The new stand-alone Dynatron® 125B ultrasound device was introduced in September 2016.
We market a broad line of devices that include electrotherapy, ultrasound or a combination of both of these modalities in a single device.  The Dynatron Solaris® Plus and Dynatron 25 SeriesTM include combination devices that provide electrotherapy and ultrasound therapy treatments to patients. The Dynatron 25 SeriesTM devices target the lower-priced segment of the market.  The Dynatron Solaris® Plus products add Tri-Wave phototherapy capabilities as well as thermal therapy available through the patented ThermoStim probe accessory to electrotherapy and ultrasound combination devices.  In August 2016, we released upgraded versions of these combination products which have improved their design, manufacturing process, and international reach.  We will continue to develop our core therapy technology and remain a leader in the design, manufacture and sale of therapy equipment.

Phototherapy – Phototherapy has been popular among physical medicine practitioners for its ability to provide topical heating to increase local blood circulation, provide temporary relief of minor muscle and joint aches, pain and stiffness, as well as to treat minor pain and stiffness associated with arthritis.  The wavelength of the light determines the depth of penetration – the longer the wavelength, the deeper the penetration. The benefits of phototherapy have been documented by numerous research studies published over the past four decades that indicate applications beyond those approved for use in the United States including such areas as accelerated wound healing.
Our Dynatron Solaris® 709Plus, 708Plus, 707Plus, 706Plus, and 705Plus units, as well as the DX2 devices, all feature phototherapy technology.  The Dynatron Solaris® Plus products are capable of powering either the handheld Tri-Wave phototherapy probe or the larger Tri-Wave phototherapy pads.  The Dynatron® Tri-Wave pad is capable of treating larger areas of the body via unattended infrared, red and blue wavelength phototherapy.  The Dynatron® Tri-Wave phototherapy probe is used in an attended mode targeting specific treatment sites by the practitioner.  The DX2 device powers other phototherapy products such as the 880 probe that provides primarily infrared therapy at 880nm.
Thermal Therapy – For many decades, physical therapists and other medical practitioners have relied on cold compression therapy as a primary standard of care for treating patient injuries and for post-surgical conditions.  In August 2015, we announced a patent for "Systems and Methods for Providing a Thermo-electro-stimulation Probe Device".  The innovative ThermoStim Probe incorporates technology designed to deliver thermal therapy (hot or cold) together with electrotherapy treatments.  Over the past year, this novel technology has become popular among physical therapists, sports medicine practitioners and athletic trainers for increasing blood circulation, reducing muscle spasm and relieving pain in patients and athletes.
The Dynatron® ThermoStim Probe employs state-of-the-art technology providing precise temperature control while moving beyond the current standard by eliminating the need for ice when providing cold therapy.  This probe is an accessory to the Dynatron Solaris® Plus family of products.
Oscillation Therapy – Soft tissue oscillation therapy has been used for the treatment of pain in Europe for over 16 years, yet it has been used in the United States market for only approximately 10 years.  The Dynatron® X5 Oscillation Therapy device creates an electrostatic field within the patient, resulting in a highly effective treatment for reducing minor muscle aches and pains.
Iontophoresis – Iontophoresis uses electrical current to transdermally deliver drugs such as lidocaine for localized treatment of inflammation without the use of needles.  The Dynatron® iBoxTM, our proprietary iontophoresis device, provides support for this market.  We also distribute a line of proprietary iontophoresis electrodes under the brand name of Dynatron® Ion electrodes, along with other types of iontophoresis electrodes from other manufacturers.  Since the Medical Device Amendment was added to the Food Drug and Cosmetic Act in 1976, iontophoresis has been classified as a Class III device pending final determination by the Food and Drug Administration (FDA) as to whether manufacturers would be required to submit a Pre-Market Approval Application (PMA) to legally market the device.  On July 26, 2016, FDA announced that iontophoresis applications for all uses other than cystic fibrosis would be permanently reclassified as a Class II device and no PMA would be required.
Traction Therapy – Dynatronics offers a complete line of traction equipment including traction devices, traction tables, traction harnesses and related positioning products.  Our traction products are designed to provide static, intermittent, and cycling distraction forces to relieve pressures on structures that may be causing low back or neck pain.  It relieves pain through decompression of intervertebral discs or unloading due to distraction and positioning.
Manufactured Medical Supplies and Soft Goods – We currently manufacture or have manufactured for us over 700 medical supply and soft goods products including hot packs, cold packs, lumbar rolls, exercise balls, wrist splints, ankle weights, cervical collars, slings, cervical pillows, bolsters, positioning wedges, back cushions, weight racks, rehabilitation products, back and wrist braces, mat tables, work tables, training stairs, and parallel bars.
Manufactured Treatment Tables and Rehabilitation Equipment – We sell motorized and manually operated physical therapy treatment tables, rehabilitation parallel bars, and other specialty rehabilitation products that we manufacture or have manufactured to our specifications.
Distributed Medical Equipment, Supplies and Soft Goods – Over the years, we have significantly expanded the number of products from other manufacturers that we distribute including additional exercise equipment, massage therapy products, treatment tables, parallel bars, hand therapy products, hot and cold therapy products, lotions and gels, paper products, athletic tape, canes and crutches, reflex hammers, stethoscopes, splints, elastic wraps, exercise weights, exercise bands and tubing, walkers, treadmills, stair climbers, heating units for hot packs, whirlpools, gloves, electrodes, hydrotherapy and aquatic exercise products, clinical supplies, aids to daily living products, cardio equipment, diagnostic and evaluation products, orthopedic supports, patient positioners, rehabilitation equipment, traction equipment, wound and edema care products, Pilates and yoga equipment, nutritional supplements, emergency care products and portable electrotherapy products.

We market our products through direct sales representatives, independent dealers, our e-commerce website and our product catalog.  We continually seek to update our line of manufactured and distributed medical supplies and soft goods.
Sales Mix among Key Products
No single product accounted for more than 10% of total revenues in fiscal years 2016 and 2015.  Sales of products manufactured by the Company represented approximately 44% of total product sales in fiscal years 2016 and 2015.  Distribution of products manufactured by other suppliers accounted for the balance of our product sales in those years.
Patents and Trademarks
Patents.  We hold two United States patents on our thermoelectric technology that will remain in effect until July 2032.  We also hold a United States patent on our combination traction/phototherapy technology that will remain in effect until December 2026 and a United States patent on our phototherapy technology that will remain in effect until August 2025.  In addition, we hold a United States patent on our microdermabrasion technology, featured in our discontinued Synergie® product line.  This patent will remain in effect until February 2020.
Trademarks.  We have developed and we use registered trademarks in our business, particularly relating to our corporate and product names. The trademark "Dynatron®" has been registered with the United States Patent and Trademark Office.  In addition, United States trademark registrations have been obtained for the trademarks: Dynatron Solaris®, Synergie®, Synergie Peel®, Dynaheat®, BodyIce®, and Nutura®.  Our materials are also protected under copyright laws, both in the United States and internationally.
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
We also claim ownership and protection of certain product names, unregistered trademarks, and service marks under common law. Common law trademark rights do not provide the same level of protection that is afforded by the registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used. We believe these trademarks, whether registered or claimed under common law, constitute valuable assets, adding to recognition of Dynatronics and the effective marketing of Dynatronics products. As long as a registered mark is in use on the goods or services claimed in the registration, the registered owner of the mark may renew the registration.  There is no limit to how many times registration can be renewed, subject to the payment of a renewal fee. We believe these proprietary rights have been and will continue to be important in enabling us to compete.
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
We intend to protect our legal rights in our intellectual property by all appropriate legal action. Consequently, we may become involved from time to time in litigation to determine the enforceability, scope, and validity of any of the foregoing proprietary rights. Any patent litigation could result in substantial cost and divert the efforts of management and technical personnel.

Warranty Service
We provide a warranty on all products we manufacture for time periods ranging in length from 90 days to five years from the date of sale.  We service warranty claims on these products primarily at our Cottonwood Heights, Utah and Chattanooga, Tennessee facilities depending on the service required.  We also have field service available in other parts of the United States and Canada.  Our warranty policies are comparable to warranties generally available in the industry.  Warranty claims were approximately $144,000 and $146,000 in fiscal years 2016 and 2015, respectively.
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
Customers and Markets
We sell our products primarily to licensed practitioners such as physical therapists, chiropractors, podiatrists, sports medicine specialists, medical doctors, hospitals and clinics, and athletic trainers.  We utilize direct sales representatives and independent sales representatives to sell our products together with a network of over 40 independent dealers, with revenue greater than $50,000, throughout the United States and internationally.  We have relationships with more than 100 additional independent dealers we are working with to strengthen distribution.  Most dealers purchase and take title to the products, which they then sell to end users.
We have entered into agreements with Group Purchasing Organizations (GPOs) and regional/national chains of physical therapy clinics and hospitals.  We sell our products directly to these clinics and hospitals as well as member facilities of the GPO's pursuant to preferred pricing arrangements.  We also have preferred pricing arrangements with key customers who commit to purchase certain volumes and varieties of products.  No single customer or group of related accounts was responsible for 10% or more of net sales in fiscal years 2016 and 2015.
We export products to approximately 30 different countries.  Sales outside North America totaled approximately $850,000 in fiscal year 2016 (or 2.8% of net sales) and $880,000 in fiscal year 2015 (approximately 3.0% of net sales).  We are working to expand our distribution channel in international markets.  Our Utah facility is certified to the ISO 13485 quality standard for medical device manufacturing.  We also have CE Mark approval for our Dynatron Solaris® Plus family of products.  In May 2016, we announced the hiring of a new Director of International Sales to lead our international expansion efforts.  This new director previously established a global training program for sales representatives at DJO Global and Chattanooga Group.  Over the past 10 years, he led the technical sales support effort globally at his former employer and is certified as a Lean and Kaizen facilitator.  In the last 12 months, we have sought and received clearance to sell our advanced technology devices in numerous markets around the world.  With this new leadership we expect international sales growth to accelerate over the coming year.  We have no foreign manufacturing operations.  However, we purchase certain products and components from foreign manufacturers.
Competition
We believe our key products are distinguished competitively by our use of the latest technology.  Several of our products are protected by patents, or where patents have expired, the proprietary technology on which those patents were based.  We believe that the integration of advanced technology in the design of each product has distinguished Dynatronics-branded products in a very competitive market.  For example, we were the first company to integrate infrared phototherapy as part of a combination therapy device.  The introduction of the ThermoStim probe was the first of its product type on the market.  With almost half of our sales generated by products we manufacture, we can focus on quality engineered products at competitive prices.  We believe these factors give us an edge over many competitors who are solely distributors of competing products.  Furthermore, the addition of direct sales representatives over the course of the last nine years, together with our current expansion of general line dealers, has provided us with improved distribution channels for our products.  These distribution channels provide important competitive advantages due to many established relationships with clinics which directly affect the sale and distribution of our manufactured products as well as products of other manufacturers that we distribute, including products from competitors such as Mettler Electronics, manufacturer of the Sonicator brand of electrotherapy and ultrasound therapy products and DJO, manufacturer of the Chattanooga brand of electrotherapy products, and many manufacturers of treatment tables, medical supplies and soft goods.  Generally, since the migration of our business model nine years ago from being primarily a manufacturer to being both a manufacturer and a distributor, the competitive landscape takes on different dimensions as outlined below.  We believe that Dynatronics is one of only two companies in the physical medicine industry that has a comprehensive direct sales force; the other is Patterson Medical (formerly Sammons Preston), which was purchased in 2015 by Madison Dearborn Partners.

Information necessary to determine or reasonably estimate our market share or that of any competitor in any of these markets is not readily available.
Electrotherapy/Ultrasound
We compete in the clinical market for electrotherapy and ultrasound devices with both domestic and foreign companies.  Approximately 10 -15 companies produce electrotherapy and/or ultrasound devices directly competitive with our products.  Some of these competitors are larger and better established, and have greater resources than Dynatronics.  Other than Dynatronics, few companies, domestic or foreign, provide multiple-modality devices, which is one important distinction between us and our competition. Furthermore, we believe no competitor offers three frequencies on multiple-sized soundheads or provides the proprietary electrotherapy features offered in our electrotherapy devices.  We believe that our primary domestic competitors that manufacture competitive clinical electrotherapy and ultrasound equipment include DJO Global (Chattanooga Brand), Rich-Mar, Mettler Electronics, and the Metron Division of Patterson Medical.
Phototherapy
Competitors that manufacture and market phototherapy devices include DJO (Chattanooga Brand), Rich-Mar, Erchonia, Apollo, Multi Radiance and MedX.  We are aware of only two competitors, DJO and Rich-Mar, that offer a device that includes phototherapy in combination with electrotherapy and ultrasound capabilities in the same device as we do.
Thermal Therapy
Dynatronics is the only company that offers a hand-held accessory, the ThermoStim Probe, that provides thermal therapy in combination with electrotherapy.  Other manufacturers such as Game Ready or Thermo-Tek offer thermal therapy in combination with compression therapy, but these are not directly competitive with the Dynatronics ThermoStim probe.  Dynatronics is a distributor of Game Ready products.
Medical Supplies and Soft Goods
We compete against various manufacturers and distributors of medical supplies and soft goods, some of which are larger, more established and have greater resources than Dynatronics.  Excellent customer service, along with providing online ordering capability and value to customers is of key importance for us to remain competitive in this market.  We distribute our own proprietary and manufactured products, as well products manufactured by other companies.  While there are many specialized manufacturers in this area such as Core Products International, Inc., DJO, and Performance Health, Inc., most of our competitors are primarily distributors such as Patterson Medical, North Coast Medical and Meyer Distributing.  It is not common for manufacturers of products in this category to have direct distribution of their products.  Historically these manufacturers have relied on distribution companies like Dynatronics, or the competitors mentioned in this section, for sale of their products.  Dynatronics and Patterson Medical are the only two companies with a comprehensive direct sales force.  All other competitors of distributed products rely primarily on catalog, inside sales, or internet sales.
Iontophoresis
Our competitors in the iontophoresis market include DJO (Iomed), Rich-Mar, Travanti Pharma and North Coast Medical.  DJO (Iomed division) likely enjoys the largest market share.  We believe that our strong distribution network is important to our continued ability to compete in this increasingly competitive market.  In addition, our products target a lower selling price than the products in this product category.
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
The development and manufacture of our products is subject to rigorous and extensive regulation by the FDA and other regulatory agencies and authorities in the United States and abroad.  In compliance with the FDA's Good Manufacturing Practices, or GMP, we have developed a comprehensive program for processing customer feedback and analyzing product performance trends.  By ensuring prompt processing of timely information, we are better able to respond to customer needs and ensure proper operation of the products.
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
Products manufactured at our facility in Tennessee are subject to our own internal quality system which is modeled on the quality system implemented at our facility in Utah.  While we have not sought ISO certification for the Tennessee facility, we believe our quality system is rigorous and adequate for producing the quality products to which our customers have become accustomed.
Research and Development
Total research and development ("R&D") expenses in fiscal year 2016 were $1.1 million, compared to approximately $925,000 in fiscal year 2015.  R&D expenses in 2016 were related to development of therapeutic devices expected to be introduced in fiscal year 2017.  R&D expenses represented approximately 3.5% and 3.2% of our net sales in fiscal years 2016 and 2015, respectively.  R&D expenditures are expected to remain near current levels in fiscal year 2017.
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
As a device manufacturer, we are required to register with the FDA and once registered we are subject to inspection for compliance with the FDA's Quality Systems regulations.  These regulations require us to manufacture our products and maintain our documents in a prescribed manner with respect to manufacturing, testing, and control activities.  Further, we are required to comply with various FDA requirements for reporting.  The FDC Act and medical device reporting regulations require us to provide information to the FDA on deaths or serious injuries alleged to have been caused or contributed to by the use of our products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to occur.  The FDA also prohibits an approved device from being marketed for unapproved uses.  All of our therapeutic treatment devices as currently designed are cleared for marketing under section 510(k) of the Medical Device Amendment to the FDC Act or are considered 510(k) exempt.  If a device is subject to section 510(k) approval requirements, the FDA must receive pre-market notification from the manufacturer of its intent to market the device.  The FDA must find that the device is substantially equivalent to a legally marketed predicate device before the agency will clear the new device for marketing.

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
The passage of the Patient Protection and Affordable Care Act and the Health Care and Educational Reconciliation Act (the "Health Care Reform Law") in 2010, has affected and will continue to affect our operations.  Although an increase in utilization was expected as a result of the new law, so far in 2016, there has been no perceptible increase in demand for services due to increases in the ranks of the insured through the Health Care Reform Law.
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
Since the Medical Device Amendment was added to the FDC Act in 1976, iontophoresis products had been classified as Class III devices pending final determination by FDA as to whether manufacturers would be required to submit a Pre-Market Approval Application (PMA) to legally market the device.  In the interim, iontophoresis devices were conditionally allowed to market based on Class II device requirements for pre-market notification.  On July 26, 2016, FDA announced that iontophoresis applications for all uses other than cystic fibrosis would be permanently reclassified into Class II and no PMA would be required.  This may make it easier for competitors to enter the market, but we do not expect this reclassification to have a material impact on our financial results.
Failure to comply with applicable FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions.  Any such action by the FDA could materially adversely affect our ability to successfully market our products.  Our Utah and Tennessee facilities are inspected periodically by the FDA for compliance with the FDA's GMP and other requirements, including appropriate reporting regulations and various requirements for labeling and promotion.  The FDA Quality Systems Regulations are similar to the ISO 13485 Quality Standard.  The GMP regulation requires, among other things, that (i) the manufacturing process be regulated and controlled by the use of written procedures, and (ii) the ability to produce devices that meet the manufacturer's specifications be validated by extensive and detailed testing of every aspect of the process.
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
If the FTC has reason to believe the law is being violated (e.g., the manufacturer or distributor does not possess adequate substantiation for product claims), it can initiate an enforcement action.  The FTC has a variety of processes and remedies available to it for enforcement, both administratively and judicially, including compulsory process authority, cease and desist orders, and injunctions.  FTC enforcement could result in orders requiring, among other things, limits on advertising, consumer redress, divestiture of assets, rescission of contracts, and such other relief as may be deemed necessary.  Violation of such orders could result in substantial financial or other penalties.  Any such action by the FTC could materially adversely affect our ability to successfully market our products.
From time to time, legislation is introduced in the Congress of the United States or in state legislatures that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of medical devices and products like those we manufacture.  In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products.  It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance, or interpretations will be changed, and what the impact of such changes, if any, may be on our business and our results of operations.  We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, domestically or internationally, would have on our business in the future.  They could include, however, the recall or discontinuance of certain products, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and additional scientific substantiation.  The necessity of complying with any or all such requirements could have a material adverse effect on our business, results of operations or financial condition.

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
Backlog
Our backlog represents orders received and waiting to be shipped on a given day either because of lead time delays or because of customer requests for specific delivery dates beyond the period end.  Backlog is not a term recognized under United States generally accepted accounting principles (GAAP); however, it is a common measurement used in our industry. As of June 30, 2016, we had a backlog of orders of approximately $1.5 million, compared to approximately $540,000 as of June 30, 2015.  The increase in the backlog of approximately $1.0 million as of June 30, 2016, compared to June 30, 2015, was due primarily to increased order flow in the latter half of the quarter and specifically a singularly large order of over $500,000.  The current level of backlog represents a record high amount due primarily to the singular order received late in the quarter.  While we do not expect the sales backlog to continue at these record levels, increasing order flow and sales have resulted in higher backlogs at the end of reporting periods this year compared to historic levels.  We expect to see the backlog of orders gradually increase over historic levels as sales continue to grow.
Employees
On June 30, 2016, we had a total of 153 employees, of which 139 were full-time employees and 14 were part-time employees, compared to a total of 141 employees (129 full-time and 12 part-time) on June 30, 2015.
Item 1A.  Risk Factors
An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before making a decision to invest in our common stock. Our business, operating results, financial condition or prospects could be materially and adversely affected by any of these risks and uncertainties. In that case, the trading price of our common stock could decline and you might lose all or part of your investment. In addition, the risks and uncertainties discussed below are not the only ones we face. Our business, operating results, financial performance or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. In assessing the risks and uncertainties described below, you should also refer to the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our common stock.

Risks Related to Our Business and Industry
We have a recent history of losses, and we may not return to or sustain profitability in the future.  We have incurred net losses for five consecutive fiscal years.  In recent years, we have made substantial investments in research and development, infrastructure, distribution channel expansion and acquisitions to support anticipated future revenue growth.  We expect to continue to make significant investments in the development and expansion of our business, which may make it difficult for us to return to profitability. Our present business strategy is to improve cash flow by adding to our existing product line and expanding our sales and marketing efforts, including the addition of in-house sales personnel and acquisitions.  We cannot predict when we will again achieve profitable operations or that we will not require additional financing to fulfill our business objectives.  We may not be able to increase revenue in future periods, and our revenue could continue to decline or grow more slowly than we expect. We may incur significant losses in the future for many reasons, including due to the risks described in this Annual Report on Form 10-K.
We may need additional funding and may be unable to raise additional capital when needed, which could adversely affect our results of operations and financial condition.  In the future, we may require additional capital to pursue business opportunities or acquisitions or respond to challenges and unforeseen circumstances. We may also decide to engage in equity or debt financings or enter into credit facilities for other reasons. We may not be able to secure additional debt or equity financing in a timely manner, on favorable terms, or at all. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.  Failure to obtain additional financing when needed or on acceptable terms would have a material adverse effect on our business operations.
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
At the scheduled maturity of our credit facilities or in the event of an acceleration of a debt facility following an event of default, the entire outstanding principal amount of the indebtedness under such facility, together with all other amounts payable thereunder from time to time, will become due and payable. It is possible that we may not have sufficient funds to pay such obligations in full at maturity or upon such acceleration. If we default and are not able to pay any such obligations due, our lenders have liens on substantially all of our assets and could foreclose on our assets in order to satisfy our obligations. If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance our indebtedness and other financial transactions, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms, if at all. Our line of credit with a lender matures in September 2017, which will require that we renew the facility at that time.  There is no assurance we will be successful in renewing the credit facility from our current or another lender.  In addition, any refinancing of our indebtedness could be at significantly higher interest rates, and/or result in significant transaction fees.
If we fail to effectively expand our sales and marketing capabilities and teams, we may not be able to increase our customer base and increase revenues.  Increasing our customer base and achieving broader market acceptance of our products will depend on our ability to expand our sales and marketing teams and their capabilities to obtain new customers and sell additional products and services to existing customers. We believe there is significant competition for direct sales professionals with the skills and technical knowledge that we require, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future. New hires require significant training and time before they become fully productive, and may not become as productive as quickly as we anticipate. Our growth prospects will be harmed if our efforts to expand, train and retain our direct sales team do not generate a corresponding significant increase in revenue.  In addition to our direct sales team, we also extend our sales distribution through relationships with independent sales representatives and marketing service providers. These providers do not have exclusive relationships with us, and we cannot be certain that these partners will prioritize or provide adequate resources for selling our products.
Our inability to acquire and integrate other businesses, products or technologies could harm our operating results.  Our business plan includes the acquisition of other businesses, products and technologies.  Since 2007, we have acquired six former distributors.  In the future we expect to acquire or invest in businesses, products or technologies that we believe could complement or expand our existing product lines, expand our customer base and operations, enhance our technical capabilities or otherwise offer growth or cost-saving opportunities. We have limited experience in successfully acquiring and integrating businesses, products and technologies. If we identify an appropriate acquisition candidate, we may not be successful in negotiating favorable terms of the acquisition, financing the acquisition or effectively integrating the acquired business, product or technology into our existing business and operations. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices, or employee or customer issues.

Additionally, in connection with any acquisitions we complete, we may not achieve the synergies or other benefits we expected to achieve, and we may incur write-downs, impairment charges or unforeseen liabilities that could negatively affect our operating results or financial position or could otherwise harm our business.  If we finance acquisitions by issuing convertible debt or equity securities, the ownership interest of our existing shareholders may be significantly diluted, which could adversely affect the market price of our stock. Further, contemplating or completing an acquisition and integrating an acquired business, product or technology could divert management and employee time and resources from other matters.
Changing market patterns may affect demand for our products.  Increasingly, medical markets are moving toward evidence-based practices.  Such a move could shrink demand for products we offer if it is deemed there is inadequate evidence to support the efficacy of the products.  Likewise, to achieve market acceptance in such environments may require expenditure of funds to do clinical research that may or may not prove adequate efficacy to satisfy all customers.
Uncertain or weakened global economic conditions may adversely affect our industry, business and results of operations.  Our overall performance depends on domestic and worldwide economic conditions, which may remain challenging for the foreseeable future. Financial developments seemingly unrelated to us or to our industry may adversely affect us. The U.S. economy and other key international economies have been impacted by threatened sovereign defaults and ratings downgrades, falling demand for a variety of goods and services, restricted credit, threats to major multinational companies, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, acts of terrorism and overall uncertainty.  Healthcare reform in the United States has created a great deal of confusion and reduced capital expenditures for medical equipment and products such as those we manufacture and distribute.  These conditions affect the rate of medical device spending and could adversely affect our customers' ability or willingness to purchase our products, or delay prospective customers' purchasing decisions, any of which could adversely affect our operating results. We cannot predict the timing, strength or duration of the economic recovery or any subsequent economic slowdown worldwide, in the United States, or in our industry.
We rely on our management team and other key employees, and the loss of one or more key employees could harm our business.  Our success and future growth depend upon the continued services of our management team and other key employees, including in the areas of research and development, marketing, sales, services and general and administrative functions. From time to time, there may be changes in our management team resulting from the hiring or departure of executives, which could disrupt our business.  If new key employees and other members of our senior management team cannot work together effectively, or if other members of our senior management team resign, our ability to effectively manage our business may be impacted. We may terminate any executive officer's employment at any time, with or without cause, and any executive officer may resign at any time, with or without cause. We do not maintain key person life insurance on any of our employees. The loss of any of our key employees could harm our business.
Healthcare reform in the United States has had and is expected to continue to have a significant effect on our business and on our ability to expand and grow our business.  The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, generally known as the Health Care Reform Law, significantly expanded health insurance coverage to uninsured Americans and changed the way health care is financed by both governmental and private payers.  We expect expansion of access to health insurance may eventually increase the demand for our products and services and pressure to reduce costs of healthcare will likely increase demand for less costly services such as physical therapy in both prehabilitation and rehabilitation settings, but other provisions of the Health Care Reform Law have affected us adversely.  Additionally, further federal and state proposals for health care reform are likely. The reform has created uncertainty regarding reimbursement and delivery of services and has, in past years, resulted in reluctance on the part of health care providers to expand or improve their practices with new products and equipment, which has adversely affected our revenues.  We cannot predict what further reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on us.

Medical Device Tax.  In December 2015, Congress passed legislation known as the PATH Act.  This legislation suspended the medical device tax imposed by The Health Care Reform Law for calendar years 2016 and 2017.  Although the excise tax has been suspended by Congress until the end of calendar 2017, its status is unclear for 2018 and subsequent years.  Without specific action by Congress to extend the suspension, the medical device tax is scheduled to be reinstated in January 2018.
As a participant in the healthcare industry, our operations and products, and those of our customers, are regulated by numerous government agencies, both inside and outside the United States.  The impact of this on us is direct, to the extent we are subject to these laws and regulations, and indirect in that in a number of situations, even though we may not be directly regulated by specific healthcare laws and regulations, our products must be capable of being used by our customers in a manner that complies with those laws and regulations. The manufacture, distribution, marketing and use of our products are subject to extensive regulation and increased scrutiny by the Food and Drug Administration (FDA) and other regulatory authorities globally. Any new product must undergo lengthy and rigorous testing and other extensive, costly and time-consuming procedures mandated by FDA and foreign regulatory authorities. Changes to current products may be subject to vigorous review, including additional 510(k) and other regulatory submissions, and approvals are not certain. Our facilities must be approved and licensed prior to production and remain subject to inspection from time to time thereafter. Failure to comply with the requirements of FDA or other regulatory authorities, including a failed inspection or a failure in our adverse event reporting system, could result in adverse inspection reports, warning letters, product recalls or seizures, monetary sanctions, injunctions to halt the manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant approvals or licenses, restrictions on operations or withdrawal of existing approvals and licenses. Any of these actions could cause a loss of customer confidence in us and our products, which could adversely affect our sales. The requirements of regulatory authorities, including interpretative guidance, are subject to change and compliance with additional or changing requirements or interpretative guidance may subject the Company or our products to further review, result in product launch delays or otherwise increase our costs.
The sales, marketing and pricing of products and relationships that medical device companies have with healthcare providers are under increased scrutiny by federal, state and foreign government agencies.  Compliance with the Anti-Kickback Statute, False Claims Act, Food, Drug and Cosmetic Act (including as these laws relate to off-label promotion of products) and other healthcare related laws, as well as competition, data and patient privacy, and export and import laws, is under increased focus by the agencies charged with overseeing such activities, including FDA, Office of Inspector General (OIG), Department of Justice (DOJ) and the Federal Trade Commission. The DOJ and the SEC have also increased their focus on the enforcement of the US Foreign Corrupt Practices Act (FCPA). The FCPA and similar anti-bribery laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials for the purpose of obtaining or retaining business.  The FCPA also imposes recordkeeping and internal controls requirements on public companies. The laws and standards governing the promotion, sale and reimbursement of our products and those governing our relationships with healthcare providers and governments can be complicated, are subject to frequent change and may be violated unknowingly. Violations or allegations of violations of these laws may result in large civil and criminal penalties, debarment from participating in government programs, diversion of management time, attention and resources and may otherwise have an adverse effect on our business, financial condition and results of operations. The laws and regulations discussed above are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or to alter one or more of our sales and marketing practices and may subject us to enforcement actions which could adversely affect our business, financial condition and results of operations.
Market access could be a limiting factor in our growth.  The emergence of Group Purchasing Organizations (GPO's) that control a significant amount of product flow to acute care customers may limit our ability to grow in the acute care space.  GPO's issue contracts to manufacturers approximately every three years through a bidding process.  Despite repeated efforts, we have been relatively unsuccessful in landing any significant GPO contracts other than one with Amerinet two years ago.  The process for being placed on contract with a GPO is rigorous and non-transparent.  Patterson Medical, a large competitor, controls the majority of GPO contracts in our market space holding in many instances a sole source contract.
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

The cost of healthcare has risen significantly over the past decade and numerous initiatives and reforms initiated by legislators, regulators and third-party payers to curb these costs have resulted in a consolidation trend in the medical device industry as well as among our customers, including healthcare providers.  These conditions could result in greater pricing pressures and limitations on our ability to sell to important market segments, such as group purchasing organizations, integrated delivery networks and large single accounts. We expect that market demand, government regulation, third-party reimbursement policies and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances which may exert further downward pressure on the prices of our products and adversely impact our business, financial condition and results of operations.
We are dependent on our suppliers because we do not manufacture the majority of the products we sell.  Approximately 56% of our physical medicine revenues are derived from the sale and distribution of products we do not manufacture.  Interruptions in supply of these products could adversely affect our operating results. If a supplier is unable to deliver product in a timely and efficient manner, whether due to financial difficulties, natural disasters or other reasons, we could experience lost sales. We generally do not have long-term contracts with our suppliers that commit them to produce products for us.
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
We may be adversely affected by product liability claims, unfavorable court decisions or legal settlements.  Our business exposes us to potential product liability risks that are inherent in the design, manufacture and marketing of medical devices.  We maintain product liability insurance coverage which we deem to be adequate based on historical experience; however, there can be no assurance that coverage will be available for such risks in the future or that, if available, it would prove sufficient to cover potential claims or that the present amount of insurance can be maintained in force at an acceptable cost.  In addition, we may incur significant legal expenses regardless of whether we are found to be liable.  Furthermore, the assertion of such claims, regardless of their merit or eventual outcome, also may have a material adverse effect on our business reputation and results of operations.
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

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.  Financial accounting standards may change or their interpretation may change. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change becomes effective. Changes to existing rules or the re-examining of current practices may adversely affect our reported financial results or the way we conduct our business. Accounting for revenue from sales of our solutions is particularly complex, is often the subject of intense scrutiny by the SEC, and will evolve as the Financial Accounting Standards Board (''FASB'') continues to consider applicable accounting standards in this area.
Risks Related to Our Common Stock
A decline in the price of our common stock could affect our ability to raise working capital and adversely impact our operations.  Our operating results, including components of operating results such as gross margin and cost of product sales, may fluctuate from time to time, and such fluctuations could adversely affect our stock price. Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. The market price for our common stock may also be affected by our ability to meet or exceed expectations of analysts or investors. Any failure to meet these expectations, even if minor, could materially adversely affect the market price of our common stock. A prolonged decline in the price of our common stock for any reason could result in a reduction in our ability to raise capital.
Our stock price has been volatile and we expect that it will continue to be volatile.  For example during the year ended June 30, 2016, the selling price of our common stock ranged from a high of $4.44 to a low of $2.55.  The volatility of our stock price can be due to many factors, including:
•	quarterly variations in our operating results;

•	changes in the market's expectations about our operating results;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning our Company or of the healthcare industry in general;

•	strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends in our markets;

•	changes in laws and regulations affecting our business;

•	material announcements by us or our competitors;

•	material announcements by the manufacturers and suppliers we use;

•	sales of substantial amounts of our common stock by our directors, executive officers or significant shareholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions and acts of war or terrorism.
Investors in our securities may experience substantial dilution with the conversion of preferred stock to common, exercise of stock options and warrants, future issuances of stock, grants of restricted stock and the issuance of stock in connection with our acquisitions of other companies.  Our articles of incorporation authorize the issuance of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. Our board of directors ("Board of Directors" or "Board") has the authority to issue additional shares of common and preferred stock up to the authorized capital stated in the articles of incorporation. Our Board of Directors may choose to issue some or all of such shares of common or preferred stock to acquire one or more businesses or to provide additional financing in the future.  We currently have outstanding approximately 1.6 million shares of Series A 8% Convertible Preferred Stock (the "Series A Preferred") and associated warrants for the purchase of 2.4 million shares of common stock.  The Series A Preferred shares are convertible into common stock.  The conversion of the Series A Preferred and the exercise of the warrants will result in substantial dilution to common shareholders.  From time to time, we have issued and we expect we will continue to issue stock options or restricted stock grants or similar awards to employees, officers, directors pursuant to our equity incentive award plans.  Investors may experience dilution as these awards vest and are exercised by their holders and the restrictions lapse on the restricted stock grants. In addition, we may issue stock or warrants for the purchase of stock for the purpose of raising capital to fund our growth initiatives, in connection with acquisitions of other companies, or in connection with the settlement of obligations and or indebtedness with vendors and suppliers, which may result in investors experiencing dilution.  The issuance of any such shares of common or preferred stock may result in a reduction of the book value or market price of the outstanding shares of our common stock.  If we do issue any such additional shares of common stock or securities convertible into or exercisable for the purchase of common stock, such issuance also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change of control of our corporation.

Our current strategy includes growth through acquisitions, which requires us to incur substantial costs and potential liabilities for which we may never realize the anticipated benefits.  In addition to internally generated growth, our current strategy involves growth through acquisitions. We may be unable to implement our growth strategy, and our strategy ultimately may be unsuccessful. A significant portion of our growth in revenues has resulted from, and is expected to continue to result from, the acquisition of businesses complementary to our own. We engage in evaluations of potential acquisitions and are in various stages of discussion regarding possible acquisitions, certain of which, if consummated, could be significant to us. Any new acquisition could result in material transaction expenses, increased interest and amortization expense, increased depreciation expense, increased operating expense, and possible in-process research and development charges for acquisitions that do not meet the definition of a "business," any of which could have a material adverse effect on our operating results. Certain businesses that we acquire may not have adequate financial, disclosure, regulatory, quality or other compliance controls at the time we acquire them. As we grow by acquisition, we must manage and integrate the new businesses to bring them into our systems for financial, disclosure, compliance, regulatory and quality control, realize economies of scale, and control costs. In addition, acquisitions involve other risks, including diversion of management resources otherwise available for development of our business and risks associated with entering markets in which our marketing teams and sales force has limited experience or where experienced distribution alliances are not available. Our future profitability will depend in part upon our ability to develop further our resources to adapt to these new products or business areas and to identify and enter into or maintain satisfactory distribution networks. We may not be able to identify suitable acquisition candidates in the future, obtain acceptable financing or consummate any future acquisitions. If we cannot integrate acquired operations, manage the cost of providing our products or price our products appropriately, our profitability could suffer. In addition, as a result of our acquisitions of other healthcare businesses, we may be subject to the risk of unanticipated business uncertainties, regulatory and other compliance matters or legal liabilities relating to those acquired businesses for which the sellers of the acquired businesses may not indemnify us, for which we may not be able to obtain insurance (or adequate insurance), or for which the indemnification may not be sufficient to cover the ultimate liabilities.
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
Our issuance of shares of preferred stock could delay or prevent a change of control of the Company.  We currently have approximately 1.6 million shares of Series A Preferred outstanding, convertible into 1.6 million shares of common stock.  Our Board of Directors has the authority to cause us to issue, without any further vote or action by the shareholders, up to approximately 3.4 million additional shares of preferred stock, no par value per share, in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. The issuance of shares of preferred stock may have the effect of delaying, deferring or preventing a change in control of our Company without further action by the shareholders, even where shareholders are offered a premium for their shares. The issuance of shares of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of common stock, including the loss of voting control.
Item 2.  Properties
Our corporate headquarters and principal executive offices are located at 7030 Park Centre Drive, Cottonwood Heights, Utah.  Cottonwood Heights is a suburb of Salt Lake City, Utah.  The headquarters consist of a single facility housing administrative offices and manufacturing space, totaling approximately 36,000 sq. ft.  We sold the building in August 2014, and now lease it back from the purchaser with a monthly payment of approximately $27,000.  The lease ends in 2029.  Under accounting rules the lease is classified as a capital lease resulting in depreciation and implied interest expense charges each month offset by an amortized gain on the sale of the property.  Overall the net monthly occupancy cost of this lease is $29,000.

We own a 53,200 sq. ft. manufacturing facility and undeveloped acreage for future expansion in Chattanooga, Tennessee, subject to a mortgage requiring monthly payments of approximately $13,000 and maturing in 2021.  The interest rate on this obligation is 6.4% per annum.  In addition, we rent office and warehouse space in Livermore, California; Stafford, Texas; Chesterfield, Michigan and Minneapolis, Minnesota.
We believe the facilities described above are adequate and that they will accommodate our presently expected growth and operating needs.  As our business continues to grow, additional facilities or the expansion of existing facilities may be required.
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
As of September 22, 2016, we had approximately 2,846,678 shares of common stock issued and outstanding.  Our common stock is included on the NASDAQ Capital Market (symbol: DYNT).  The following table shows the range of high and low sales prices for our common stock as quoted on the NASDAQ system for the quarterly periods indicated.
	Fiscal Year Ended June 30,
	2016		2015
	High	Low	High	Low
1st Quarter (July-September)	$4.44	$2.65	$5.00	$3.69
2nd Quarter (October-December)	$3.36	$2.76	$5.76	$3.34
3rd Quarter (January-March)	$3.09	$2.56	$3.89	$2.78
4th Quarter (April-June)	$3.21	$2.55	$3.51	$2.70
Shareholders
As of September 22, 2016, we had approximately 520 shareholders of record.  This number does not include beneficial owners of shares held in "nominee" or "street" name by a bank, broker or other holder of record.  In addition to the shareholders of record, we estimate that there are a total of 1,500 beneficial owners of our common stock.
Dividends
We currently have approximately 1.6 million shares of Series A Preferred outstanding.  Dividends payable on these shares accrue at the rate of 8% per year and are payable quarterly in stock or cash.  The formula for paying this dividend in common stock can change the effective yield on the dividend to more or less than 8% depending on the price of the stock at the time of issuance.
We have never paid cash dividends on our common stock.  Our anticipated capital requirements are such that we intend to follow a policy of retaining earnings, if any, in order to finance the development of the business.

Purchases of Equity Securities
In February 2011, the Board of Directors approved $1,000,000 for open market share repurchases of the Company's common stock. Approximately $500,000 remained on this authorization as of June 30, 2016.  We did not purchase any shares of common stock during the year ended June 30, 2016 or in the prior four fiscal years.
Preferred Stock
In June 2015, we raised approximately $4.0 million in equity financing.  The purchasers of these securities included affiliates of Prettybrook Partners, LLC ("Prettybrook") and certain other purchasers (collectively with Prettybrook, the "Preferred Investors").  The Preferred Investors purchased 1,610,000 shares of our Series A Preferred and received (i) A-Warrants, exercisable by cash exercise only, to purchase 1,207,500 shares of our common stock, and (ii) B-Warrants, exercisable by "cashless exercise", to purchase 1,207,500 shares of our common stock.  Proceeds from this financing are to be used to promote organic growth of the Company through expansion of our sales distribution channels both domestically and internationally, improve infrastructure and operating systems, and support strategic acquisition opportunities.
Item 6.  Selected Financial Data
Not applicable.
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
Our principal business is the manufacturing, distribution and marketing of physical medicine products.  We offer a broad line of medical equipment including therapy devices, medical supplies and soft goods, treatment tables and rehabilitation equipment.  Our products are sold to and used primarily by physical therapists, chiropractors, sports medicine practitioners, and podiatrists.  Our fiscal year ends on June 30.  Reference to fiscal year 2016 refers to the year ended June 30, 2016.
Results of Operations
Fiscal Year 2016 Compared to Fiscal Year 2015
Net Sales
Net sales in fiscal year 2016, increased $1.3 million or 4.4% to $30.4 million, compared to $29.1 million in fiscal year 2015.  Net sales in the fourth quarter of fiscal year 2016 increased approximately $260,000 or 2.8% to $8.1 million, compared to $7.9 million in the fourth quarter of 2015. The rate of sales growth throughout fiscal 2016 was driven by new clinic openings, clinic expansions, and addition of new sales management and personnel, as well as strengthening demand in our core domestic market.  Sales of capital equipment (both proprietary and distributed), especially the Dynatron Solaris® line of products, were the leading growth categories in 2016.  We believe that the upward trend in sales indicates increased customer confidence in our markets.
Sales of proprietary manufactured physical medicine products represented approximately 44% of total physical medicine product sales in fiscal years 2016 and 2015.  Distribution of products manufactured by other suppliers accounted for the balance of our physical medicine product sales in those years.
In fiscal years 2016 and 2015, sales of physical medicine products accounted for 91.7% and 91.4%, respectively.  Chargeable repairs, billable freight and a small amount of revenue from products outside of physical medicine accounted for the balance of revenues in both years.

During the fiscal year ended June 30, 2016, we phased out the sales of our aesthetic product line known as Synergie®.  In fiscal years 2016 and 2015, sales of Synergie® were approximately $110,000 and $160,000, respectively.  These sales were included in the non-physical medicine product revenue.
Gross Profit
Gross profit totaled $10.4 million, or 34.0% of net sales, in fiscal year 2016, compared to $9.1 million, or 31.1% of net sales, in fiscal year 2015.  In fiscal year 2016, we recorded a $270,000 non-cash charge to write off obsolete inventory primarily related to non-performing products purchased in 2014 for the Amerinet GPO contract, defective products rejected for quality purposes, and our standard inventory allowance of $120,000 annually.  We do not anticipate significant inventory adjustment charges in the future beyond our standard allowance.
During fiscal year 2015, we also recorded approximately $840,000 in inventory obsolescence charges above the standard annual inventory allowance of $120,000.  This additional charge was due primarily to strategic decisions made during the fourth quarter of 2015 to discontinue, re-evaluate or de-emphasize some product lines.
Exclusive of the reduction in obsolete inventory write offs, increased sales of manufactured capital and the Dynatron Solaris® line of products, which carry higher-than-average margins, were the primary contributors to increased gross profit as a percentage of net sales in 2016, compared to 2015.
Management has developed plans for increasing gross profits by focusing sales on the Company's proprietary therapeutic devices.  Increasing sales of capital equipment products will be one of the keys to improving gross profit margins going forward.
Selling, General and Administrative Expenses
Selling, general and administrative, or SG&A expenses, were about $11.0 million or 36.1% of net sales in fiscal year 2016, compared to $9.2 million or 31.7% of net sales in fiscal year 2015.  During the fourth quarter of fiscal year 2016, we recorded approximately $770,000 in expense related to the severance of two executives.  These payments will be made through a combination of cash and common stock over a two year period.  We do not anticipate severance charges at these levels to continue in the future.
The increase in SG&A expenses exclusive of severance costs include: (1) approximately $400,000 in increased selling expense related primarily to several new hires in sales management and higher commission expense; (2) approximately $300,000 of increased administrative expense related primarily to higher insurance costs, new hires, and increased regulatory costs; and (3) approximately $300,000 of expense resulting from new initiatives related to our corporate strategy, including Board of Directors fees, director and officer liability insurance, investor relations services, and business development activities.  We anticipate the costs associated with the new initiatives under (3) to continue at about the same levels into fiscal 2017.
Research and Development
Research and development (R&D) expenses for 2016, were $1.1 million compared to $925,000 in 2015.  As a percentage of net sales, R&D expense increased to 3.5% of net sales in 2016, compared to 3.2% of net sales in fiscal year 2015.  We continue to emphasize the importance of being a technological leader in our field.  The increased R&D expenses related primarily to the introduction of new products in fiscal year 2016.  In the first quarter of fiscal year 2017, we introduced an upgraded version of the Dynatron Solaris® Plus and 25 SeriesTM of combination therapy devices.  In addition, we introduced the new Dynatron® 125B stand-alone ultrasound device.  In the latter part of fiscal year 2016, we released an updated version of our iontophoresis device.  We also have other new products in process for introduction during fiscal year 2017.  All these factors combined to increase the cost of R&D for fiscal year 2016.  We believe that developing new products is a key element in our strategy and critical to moving purchasing momentum in a positive direction.  R&D costs are expensed as incurred and are expected to remain at current levels in the coming year.
Interest Expense
Interest expense decreased by approximately $40,000 in fiscal year 2016, to approximately $290,000, compared to approximately $330,000 in fiscal year 2015.  The reduction in interest expense is directly related to the payoff and termination of our line of credit in the third quarter of fiscal year 2016.  Exclusive of interest on the line of credit, components of our interest expense include imputed interest from the sale/leaseback of our corporate headquarters facility, mortgage interest on our Tennessee property and a small amount of interest for equipment loans for office furnishings and vehicles.  Most of the $290,000 interest expense in fiscal year 2016 ($220,000) was imputed interest related to the lease.

Loss Before Income Tax Benefit
Pre-tax loss in fiscal year 2016 was $2.0 million, compared to $1.4 million in fiscal year 2015.  The increase in pre-tax loss is due primarily to (1) $770,000 in severance expense payable to two former executives; (2) $1.0 million increase in expenses associated with increased SG&A; and (3) $145,000 increase in R&D, all of which was partially offset by increased gross profit associated with increased sales as discussed above.
Pre-tax losses in fiscal year 2015 also included incremental inventory write offs of approximately $840,000 in excess of our $120,000 allowance, and approximately $255,000 in aborted acquisition expense.
Income Taxes
Income tax benefit was approximately $65,000 in fiscal year 2016, compared to income tax provision of $850,000 in fiscal year 2015.  In fiscal year 2015, the Company determined the valuation allowance was required and as a result implemented a valuation allowance of $1.4 million all in the fourth quarter of fiscal year 2015.  The recording of this valuation allowance resulted in recording a tax expense of $850,000 on the 2015 fiscal year financial statements.   See Note 9 to the consolidated financial statements as well as "Critical Accounting Policies and Estimates – Deferred Income Tax Assets" for more information regarding the valuation allowance and its impact on the effective tax rate for 2016.
Net Loss
Net loss for fiscal year 2016 was $1.9 million, compared to $2.3 million for the year ended June 30, 2015.  Our 2016 results include a $745,000 non-cash deferred tax asset valuation allowance offsetting all but $65,000 in tax benefit for the year, $770,000 severance expense, and $270,000 non-cash inventory write off, as discussed above.  In fiscal year 2015, the net loss included a non-cash deferred tax asset valuation allowance of $1.4 million and $840,000 in non-cash inventory write off in excess of our allowance.
Net Loss Applicable to Common Shareholders
Net loss applicable to common shareholders was $2.3 million or $0.84 per share, compared to $4.4 million, or $1.73 per share for the year ended June 30, 2015.  Fiscal year 2015 included a deemed dividend of $2.1 million associated with a beneficial conversion feature triggered by the sale of our Series A Preferred to affiliates of Prettybrook as detailed in our report filed on form 10-K for the fiscal year ended June 30, 2015.  Also included in the net loss applicable to common shareholders in fiscal year 2015 was a valuation allowance against deferred tax assets of $1.4 million.
In fiscal year 2016, the net loss applicable to common shareholders included a valuation allowance against deferred tax assets of approximately $745,000.  Fiscal year 2016 also included recognition of dividends paid on our Series A Preferred of $372,000 compared to $1,000 in fiscal year 2015.  The dividends paid in fiscal year 2016, equate to approximately $0.13 per share.
Liquidity and Capital Resources
We have financed operations through cash from operations and available cash reserves.  Working capital decreased by $1.9 million to $5.8 million as of June 30, 2016, inclusive of the current portion of long-term obligations and credit facilities, compared to working capital of $7.7 million as of June 30, 2015.  As of June 30, 2016 the Company did not have in place a working capital line of credit.  However, a $1.0 million working capital line of credit facility was put in place in September of 2016 and is fully available to the Company.  Current assets were 63.9% of total assets as of June 30, 2016 and 69.5% of total assets as of June 30, 2015.
Cash and Cash Equivalents
Our cash and cash equivalents position as of June 30, 2016, was approximately $1.0 million, compared to cash and cash equivalents of $3.9 million as of June 30, 2015.  During the course of the year, we retired our line of credit in the amount of $1.9 million, which payoff constituted a significant use of cash during the year ended June 30, 2016.  The balance of the cash used related to operations and implementation of strategic objectives.  During September 2016, we entered into a new $1.0 million line of credit, which expires September 2017 (See Note 6 to the consolidated financial statements for more information regarding the line of credit).

During the current and prior year we incurred significant operating losses and negative cash flows from operations.  We believe that our existing revenue stream, current capital resources, together with the working capital line of credit initiated in September 2016 will be sufficient to fund operations through September 30, 2017.
To fully execute on our business strategy of acquiring other entities, we will need to raise additional capital.  Absent additional financing, we will not have the resources to execute our acquisition strategies.
Accounts Receivable
Trade accounts receivable, net of allowance for doubtful accounts, increased approximately $175,000, or 5.3%, to $3.5 million as of June 30, 2016, compared to $3.3 million as of June 30, 2015.  Trade accounts receivable represent amounts due from our customers including medical practitioners, clinics, hospitals, colleges and universities and sports teams as well as dealers and distributors that purchase our products for redistribution.  We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers.  Accounts receivable are generally collected within 30 days of the agreed terms.
Inventories
Inventories, net of reserves, decreased $425,000, or 7.8%, to $5.0 million as of June 30, 2016, compared to $5.4 million as of June 30, 2015.  During fiscal year 2016, we recorded a $270,000 non-cash write off of inventory, of which $150,000 was based on non-performing inventory related to our Amerinet GPO contract and defective products rejected for quality purposes.  Inventory levels may fluctuate based on the timing of large inventory purchases from overseas suppliers.
Accounts Payable
Accounts payable decreased approximately $600,000, or 24.0%, to $1.9 million as of June 30, 2016, from $2.5 million as of June 30, 2015.  We continue to take advantage of available early payment discounts when offered by our vendors.
Line of Credit
In March 2016, we retired our working capital line of credit.  That line of credit has been reinstated effective September 2016, in the amount of $1.0 million.  Interest on the line of credit is based on the prime rate plus 5%.  It is collateralized by our inventory and accounts receivable.  Borrowing limitations are based on 85% of eligible accounts receivable and $700,000 of eligible inventory.  Our current borrowing base on the line of credit would be approximately $3.4 million.  Presently the line of credit is on stand-by status.  We pay $2,000 per month as a minimum access fee to the line of credit.  If we determine to activate the line we are required to provide the lender with 45 days' notice of our intent to begin borrowing.  The line of credit has a maturity date of September 2017.  The line of credit has no negative loan covenants.  However, once the line of credit is activated there are affirmative covenants to provide regular accounts receivable reports and financial statements within 90 days of month end.
Debt
Long-term debt, excluding current installments decreased approximately $100,000 to approximately $550,000 as of June 30, 2016, compared to approximately $650,000 as of June 30, 2015.  Our long-term debt is primarily comprised of the mortgage loan on our office and manufacturing facility in Tennessee.  The principal balance on the mortgage loan is approximately $600,000, of which $500,000 is classified as long-term debt, with monthly principal and interest payments of $13,278.  Our mortgage loan matures in 2021.
As discussed above, in conjunction with the sale and leaseback of our corporate headquarters in August 2014, we entered into a $3.8 million lease for a 15-year term with an investor group.  That sale generated a profit of $2.3 million which is being recorded monthly over the life of the lease at $12,500 per month, or approximately $150,000 per year.  The building lease is recorded as a capital lease with the related amortization being recorded on a straight line basis over 15 years at approximately $250,000 per year.  Lease payments of approximately $27,000 are payable monthly increasing at a rate of approximately 2% per year over the life of the lease.  Total accumulated amortization related to the leased building is approximately $480,000 at June 30, 2016. Imputed interest for the fiscal year ended June 30, 2016, was approximately $200,000.  Future minimum gross lease payments required under the capital lease as of June 30, 2016 are as follows: 2017, $334,950; 2018, $341,648; 2019, $348,478; 2020, $355,450; 2021, $362,566 and $3,245,126 thereafter.  Included in the above lease payments is $1.4 million of imputed interest.

Inflation
Our revenues and net income have not been unusually affected by inflation or price increases for raw materials and parts from vendors.
Stock Repurchase Plans
In 2011, our Board of Directors adopted a stock repurchase plan authorizing repurchases of shares in the open market, through block trades or otherwise.  Decisions to repurchase shares under this plan are based upon market conditions, the level of our cash balances, general business opportunities, and other factors.  The Board periodically approves the dollar amounts for share repurchases under the plan.  As of June 30, 2016, approximately $450,000 remained available under the Board's authorization for purchases under the plan.  There is no expiration date for the plan.  No purchases were made under this plan during the year ended June 30, 2016, or during the past four fiscal years.

Critical Accounting Policies

This Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires estimates and judgments that affect the reported amounts of our assets, liabilities, net sales and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable given the circumstances and evaluates these estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.  See Note 15 to our consolidated financial statements for the impact of recent accounting pronouncements.
We believe that the following critical accounting policies involve a high degree of judgment and complexity. See Note 1 to our consolidated financial statements for fiscal year 2016, for a complete discussion of our significant accounting policies.  The following summary sets forth information regarding significant estimates and judgments used in the preparation of our consolidated financial statements.

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
Any modifications to estimates of inventory valuation reserves are reflected in cost of goods sold within the statements of operations during the period in which such modifications are determined necessary by management.  As of June 30, 2016, and 2015, our inventory valuation reserve balance, which established a new cost basis, was approximately $415,000 and $360,000, respectively, and our inventory balance was $5.0 million and $5.4 million, net of reserves, respectively.

During fiscal year 2016, we recorded a $270,000 non-cash write off of inventory based on two factors: 1) non-performing inventory related to our Amerinet GPO contract and 2) defective products.  We do not anticipate these inventory write offs in the future beyond our current allowance of $120,000 annually.
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
Allowance for Doubtful Accounts
We must make estimates of the collectability of accounts receivable.  In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.  Our accounts receivable balance was $3.5 million and $3.3 million, net of allowance for doubtful accounts of $390,000 and $415,000, as of June 30, 2016, and 2015, respectively.
Deferred Income Tax Assets
A valuation allowance is required when there is significant uncertainty as to the realizability of deferred tax assets. The realization of deferred tax assets is dependent upon our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have considered the following possible sources of taxable income when assessing the realization of our deferred tax assets:

•	future reversals of existing taxable temporary differences;

•	future taxable income or loss, exclusive of reversing temporary differences and carryforwards;

•	tax-planning strategies; and

•	taxable income in prior carryback years.

We considered both positive and negative evidence in determining the continued need for a valuation allowance, including the following:

Positive evidence:

•	Current forecasts indicate that we will generate pre-tax income and taxable income in the future. However, there can be no assurance that the new strategic plans will result in profitability.

•	A majority of our tax attributes have indefinite carryover periods.

Negative evidence:

•	We have five years of cumulative losses as of June 30, 2016.

We place more weight on objectively verifiable evidence than on other types of evidence and management currently believes that available negative evidence outweighs the available positive evidence. We have therefore determined that we do not meet the "more likely than not" threshold that deferred tax assets will be realized. Accordingly, a valuation allowance is required.  Any reversal of the valuation allowance will favorably impact the Company's results of operations in the period of reversal.

At June 30, 2015, and June 30, 2016, we recorded valuation allowances against our deferred tax assets.  In fiscal year 2015, we recorded a full valuation allowance against deferred tax assets.  In fiscal year 2016, we recorded a valuation allowance against all but approximately $65,000 of deferred tax assets.  The residual tax benefit left in fiscal year 2016 is attributed to reconciliation of all tax accounts at the fiscal year end allowing us to true up the full allowance deemed necessary for the period.  Future valuation allowances or recapture of existing allowances will depend on analysis of positive and negative evidence at the time of reporting.

The Company's federal and state income tax returns for June 30, 2013, 2014, and 2015, are open tax years.

Business Plan and Outlook
Over the past 12-months we have been working closely with Prettybrook to execute on our current business plan.  We have strengthened the core operations through executive management changes, new product innovations, addition of key sales and administrative personnel and pursued several merger and acquisition candidates.  We believe the realization of these initiatives will be manifest during fiscal 2017.  Our key objectives in the coming year are as follows:
•	Achieve organic sales growth through improved sales management, new product introductions, geographic expansion both domestic and international and expansion into post-acute care markets;

•	Identify and act on acquisition opportunities that will further enhance our product offering, distribution coverage and leverage our current sales network to improve gross profit margins; and

•	Improve our investor relations efforts in order to better alert the market to our strategic growth objectives.
A key element of our business plan was to bring greater emphasis to our sales efforts.  In March 2016, we hired Thomas J. (Jeff) Gephart as Senior Vice President of Sales.  Mr. Gephart spent almost a decade as Vice President of Sales for Chattanooga Group, our largest competitor, managing their extensive sales network.  Subsequently, he worked as Director of Sales and Marketing in the US market for Zimmer MedizinSystems, a German manufacturer of rehabilitation products and, most recently, as Director of Sales and Marketing for Gebauer Corporation, where he supervised sales, marketing and customer service for their worldwide operations.  He brings to the Company both market expertise and significant experience in building sales organizations.  Enhancing our sales network is critical for our success as we acquire companies and build the platform.  We are confident that he is the right leader to strengthen both the sales and marketing organization.
In addition to Jeff's management expertise, other key hires have been made to push sales growth.  A new Eastern Sales Region was created and we hired a new sales manager to manage that territory.  This hire was previously a regional sales manager for one of our largest competitors, DJO Global.  He brings significant experience, product knowledge and customer relationships to the job.  We also hired a new director to head up international sales for the Company in light of the pending retirement of the Company's founder who had previously been managing International Sales on a part-time basis.  Our new director of international sales established a global training program for sales representatives at DJO Global and Chattanooga Group.  Over the past 10 years he led the technical sales support effort globally and is certified as a Lean and Kaizen facilitator.
We will release several new product innovations during fiscal 2017 to strengthen our current product offering and to expand our product portfolio.  In August 2016, we completed the release of our upgraded Dynatron Solaris® Plus and 25 SeriesTM product lines as well as the release in September 2016, of the Dynatron® 125B stand-alone ultrasound.  We believe these innovations will have a meaningful contribution to our performance in the next 12-months.
In the last several months we have announced restructuring changes to the core Dynatronics management team.  In June 2016, Larry K. Beardall, Executive Vice President of Marketing and Strategic Planning and member of the Board of Directors left Dynatronics.  His duties have been assumed by Mr. Gephart who has extensive experience in marketing and strategic planning.  In July 2016, Bob Cardon, Vice President of Administration announced his retirement.  In August 2015, we hired a new director to manage the Company's business development strategy.  These changes in executive management are designed to more effectively pursue the corporate strategies articulated in this business plan – particularly the business development strategies.
We are actively pursuing an acquisition strategy to consolidate other small manufacturers and distributors in our core markets (i.e. physical therapy, athletic training, and chiropractic).  We are primarily seeking candidates that fall into the following categories:
•	Manufacturers that extend our product portfolio

•	Distributors that extend geographic reach or provide different channel access

•	Tuck-in manufacturers / distributors in adjacent markets (i.e. Orthopedics, Sports Medicine, Podiatry, etc.)

In summary, based on our defined strategic initiatives we are focusing our resources in the following areas:
•	Updating and improving our selling and marketing efforts including new sales management, new reporting tools, and focusing our sales and marketing efforts into our core markets;

•
Seeking to improve distribution of our products through recruitment of additional qualified sales representatives and dealers attracted by the many new products being offered and expanding the availability of proprietary combination therapy device;

•
Improving gross profit margins by, among other initiatives, increasing market share of manufactured capital products by promoting sales of our state-of-the-art Dynatron® ThermoStim probe, Dynatron Solaris® Plus and 25 SeriesTM products;

•	Maintaining our position as a technological leader and innovator in our markets through the introduction of new products during the new fiscal year;

•
Increasing international sales by (1) leveraging the CE Mark approval in Europe and other countries by identifying appropriate distributors for the approved products, (2) Finalizing regulatory approvals in countries such as China, Mexico, Peru and other countries in Southeast Asia, and (3) further developing relationships with existing distributors in countries such as Japan in order to increase sales in those countries where products are approved;

•	Exploring strategic business acquisitions. This will leverage and complement our competitive strengths, increase market reach and allow us to potentially expand into broader medical markets; and

•	Attending strategic conferences to make investors aware of our strategic plans, attract new capital to support the business development strategy and identify other acquisition targets.
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Not Applicable.
Item 8.  Financial Statements and Supplementary Data
            The consolidated financial statements required to be filed are indexed on page 29 and follow thereafter.
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
On July 8, 2016, we filed a Current Report on Form 8-K to report certain events related to the pending resignation of Mantyla McReynolds LLC ("Mantyla"), as our independent registered public accounting firm.  Mantyla had previously announced that it would be merging with BDO USA, LLP ("BDO"), effective as of July 1, 2016.  On June 29, 2016, we amended the Current Report on Form 8-K to include additional detail regarding this change in our accountant, including the following:

(a)	Mantyla merged with BDO on July 1, 2016 (the "Merger"). On July 21, 2016, we received written notice that as a result of the Merger, Mantyla would not complete the audit of the Company's financial statements for the fiscal year ended June 30, 2016, and would not stand for reappointment as our independent registered public accountants for the fiscal year ending June 30, 2017. Effective July 21, 2016, and after review and approval of our Audit Committee, we appointed BDO as our independent registered public accounting firm for and with respect to the fiscal year ended June 30, 2016.

Mantyla's reports on the Company's financial statements as of and for the fiscal years ended June 30, 2015 and 2014 did not contain any other adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.
During the Company's fiscal years ended June 30, 2015 and 2014, and through July 21, 2016, there were no disagreements between the Company and Mantyla on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Mantyla, would have caused Mantyla to make reference to the subject matter of the disagreements in connection with its audit reports on the Company's financial statements.  During the Company's past fiscal years ended June 30, 2015 and 2014 and the interim period through July 21, 2016, Mantyla did not advise the Company of any of the matters specified in Item 304(a)(1)(v) of Regulation S-K.
(b)	During the Company's two most recently completed fiscal years and through the date of engagement of BDO, neither the Company nor anyone on behalf of the Company consulted with BDO regarding (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements as to which we received a written report or oral advice that was an important factor in reaching a decision on any accounting, auditing or financial reporting issue; or (b) any matter that was the subject of a disagreement or a reportable event as defined in Items 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

Item 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in our reports filed under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure. In designing and evaluating these disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.
As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on their evaluation, our management has concluded that our disclosure controls and procedures were effective as of June 30, 2016.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f) under the Exchange Act). The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2016.  In making this assessment, management used the criteria that have been set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting as of June 30, 2016 is effective.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting since we are a smaller reporting company under the rules of the SEC.  Management's report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
Changes in Internal Control over Financial Reporting
 There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the executive officers and directors, and persons who own more than 10% of our common stock ("Reporting Persons") to file initial reports of ownership and to report changes in ownership in reports filed with the SEC.  Reporting Persons are required by regulation of the SEC to furnish us with copies of all Section 16(a) forms they file.
Based solely on review of the copies of the Forms 3, 4 and 5 (and amendments thereto) furnished to us during and with respect to the fiscal year ended June 30, 2016, we believe that during the fiscal year ended June 30, 2016, all Section 16(a) filings applicable to these Reporting Persons were timely filed.

Item 9B.  Other Information
None.
Item 10.  Directors, Executive Officers, and Corporate Governance
The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2016.
Item 11.  Executive Compensation
The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2016.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2016.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2016.
Item 14.  Principal Accounting Fees and Services
The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2016.
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

10(6)	Employment contract with Kelvyn H. Cullimore, Jr. (filed as an Exhibit to a Current Report on Form 8-K on March 28, 2012)

10(7)	Severance agreement for Larry Beardall (with amendments) (filed herewith)

10(8)	Severance agreement for Bob Cardon (filed herewith)

21	Subsidiaries of the registrant (previously filed)

23.1	Consent of BDO USA, LLP (filed herewith)

23.2	Consent of Mantyla McReynolds LLC (filed herewith)

31.1	Certification under Rule 13a-14(a)/15d-14(a) of principal executive officer (filed herewith)

31.2	Certification under Rule 13a-14(a)/15d-14(a) of principal accounting officer and principal financial officer (filed herewith)

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Dynatronics Corporation
Cottonwood Heights, Utah
We have audited the accompanying consolidated balance sheet of Dynatronics Corporation ("Company") as of June 30, 2016 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynatronics Corporation at June 30, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Salt Lake City, Utah
September 27, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Dynatronics Corporation
Cottonwood Heights, Utah

We have audited the accompanying consolidated balance sheet of Dynatronics Corporation as of June 30, 2015 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynatronics Corporation as of June 30, 2015, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mantyla McReynolds, LLC
Mantyla McReynolds, LLC
Salt Lake City, Utah
September 28, 2015

DYNATRONICS CORPORATION
Consolidated Balance Sheets
As of June 30, 2016 and 2015

Assets	2016	2015

Current assets:
Cash and cash equivalents	$966,183	$3,925,967
Trade accounts receivable, less allowance for doubtful accounts of $389,050 as of June 30, 2016 and $417,444 as of June 30, 2015	3,523,731	3,346,770
Other receivables	10,946	6,748
Inventories, net	4,997,254	5,421,787
Prepaid expenses	256,735	273,629
Prepaid income taxes	-	338,108

Total current assets	9,754,849	13,313,009

Property and equipment, net	4,777,565	5,025,076
Intangible assets, net	160,123	190,803
Other assets	580,161	623,342

Total assets	$15,272,698	$19,152,230

Liabilities and Stockholders' Equity

Current liabilities:
Current portion of long-term debt	$137,283	$121,884
Current portion of capital lease	183,302	173,357
Current portion of deferred gain	150,448	150,448
Line of credit	-	1,909,919
Warranty reserve	152,605	153,185
Accounts payable	1,914,342	2,520,327
Accrued expenses	358,787	279,547
Accrued payroll and benefits expense	1,034,688	263,092
Income tax payable	2,895	-

Total current liabilities	3,934,350	5,571,759

Long-term debt, net of current portion	553,191	651,118
Capital lease, net of current portion	3,281,547	3,464,850
Deferred gain, net of current portion	1,830,449	1,980,897
Deferred rent	85,151	41,150
Deferred income tax liabilities	-	136,128

Total liabilities	9,684,688	11,845,902
Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, no par value: Authorized 5,000,000 shares; 1,610,000 shares issued and outstanding at June 30, 2016 and June 30, 2015, respectively	3,708,152	3,728,098
Common stock, no par value: Authorized 50,000,000 shares; 2,805,280 shares and 2,642,389 shares issued and outstanding at June 30, 2016 and June 30, 2015, respectively	7,545,880	6,969,700
Accumulated deficit	(5,666,022)	(3,391,470)

Total stockholders' equity	5,588,010	7,306,328

Total liabilities and stockholders' equity	$15,272,698	$19,152,230

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Consolidated Statements of Operations
For the Years Ended June 30, 2016 and 2015

	2016	2015

Net sales	$30,411,757	$29,117,528
Cost of sales	20,057,614	20,048,069

Gross profit	10,354,143	9,069,459

Selling, general, and administrative expenses	10,978,606	9,229,405
Research and development expenses	1,070,383	926,954

Operating loss	(1,694,846)	(1,086,900)

Other income (expense):
Interest income	2,885	4,920
Interest expense	(289,149)	(330,842)
Other income, net	14,298	13,577

Total other expense	(271,966)	(312,345)

Loss before income tax benefit	(1,966,812)	(1,399,245)

Income tax (provision) benefit	64,551	(851,092)

Net loss	(1,902,261)	(2,250,337)

Deemed dividend on 8% convertible preferred stock	-	(2,109,971)
8% Convertible preferred stock dividend, in common stock	(372,291)	-
8% Convertible preferred stock dividend, in cash	-	(882)

Net loss applicable to common stockholders	$(2,274,552)	$(4,361,190)

Basic and diluted net loss per common share	$(0.84)	$(1.73)

Weighted-average basic and diluted common shares outstanding	2,706,424	2,520,723

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Consolidated Statements of Stockholders' Equity
For the Years Ended June 30, 2016 and 2015

						Total
	Common stock		Preferred stock		Accumulated	stockholders'
	Shares	Amount	Shares	Amount	deficit	equity
Balances as of July 1, 2014	2,520,389	$7,149,812	-	$-	$(1,141,133)	$6,008,679

Stock-based compensation	-	66,372	-	-	-	66,372

Issuance of common stock in association with capital raise	122,000	394,060	-	-	-	394,060

Issuance of preferred stock and warrants, net of issuance costs	-	(640,544)	1,610,000	3,728,980	-	3,088,436

Preferred stock dividend, in cash	-	-	-	(882)	-	(882)

Preferred stock beneficial conversion feature	-	-	-	2,109,971	-	2,109,971

Dividend of beneficial conversion feature	-	-	-	(2,109,971)	-	(2,109,971)

Net loss	-	-	-	-	(2,250,337)	(2,250,337)

Balances as of June 30, 2015	2,642,389	6,969,700	1,610,000	3,728,098	(3,391,470)	7,306,328

Stock-based compensation	71,596	203,889	-	-	-	203,889

Issuance of preferred stock and warrants, net of issuance costs	-	-	-	(19,946)	-	(19,946)

Preferred stock dividend, in common stock	91,295	273,375	-	-	(273,375)	-

Preferred stock dividend, in common stock, to be issued	-	98,916	-	-	(98,916)	-

Net loss	-	-	-	-	(1,902,261)	(1,902,261)

Balances as of June 30, 2016	2,805,280	$7,545,880	1,610,000	$3,708,152	$(5,666,022)	$5,588,010

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2016 and 2015

	2016	2015
Cash flows from operating activities:
Net loss	$(1,902,261)	$(2,250,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	229,930	350,959
Amortization of intangible assets	30,680	44,637
Amortization of other assets	51,372	51,372
Amortization of building lease	251,934	230,939
Gain on sale of assets	4,703	-
Stock-based compensation expense	203,889	66,372
Change in deferred income taxes	(136,128)	848,691
Change in provision for doubtful accounts receivable	(28,394)	92,089
Change in provision for inventory obsolescence	57,213	23,190
Deferred gain on sale/leaseback	(150,448)	(137,910)
Change in operating assets and liabilities:
Receivables, net	(152,765)	(264,617)
Inventories, net	367,320	712,871
Prepaid expenses	16,894	(265,968)
Other assets	(8,191)	(278,258)
Income tax payable	2,895	(368,560)
Prepaid income taxes	341,003	-
Accounts payable and accrued expenses	285,377	79,022

Net cash used in operating activities	(534,977)	(1,065,508)

Cash flows from investing activities:
Purchase of property and equipment	(195,946)	(66,333)
Proceeds from sale of property and equipment	-	3,800,000

Net cash provided by (used in) investing activities	(195,946)	3,733,667

Cash flows from financing activities:
Principal payments on long-term debt	(125,638)	(784,405)
Principal payments on long-term capital lease	(173,358)	(161,793)
Net change in line of credit	(1,909,919)	(1,611,290)
Proceeds from issuance of preferred stock, net	(19,946)	3,482,496

Net cash provided by (used in) financing activities	(2,228,861)	925,008

Net change in cash and cash equivalents	(2,959,784)	3,593,167

Cash and cash equivalents at beginning of the period	3,925,967	332,800

Cash and cash equivalents at end of the period	$966,183	$3,925,967

Supplemental disclosure of cash flow information:
Cash paid for interest	$307,644	$324,314
Cash paid for income taxes	-	356,151
Supplemental disclosure of non-cash investing and financing activity:
Capital lease - building	$-	$3,800,000
Capital lease and note payable obligations incurred to acquire property and equipment	43,110	-
8% Preferred stock dividend, in common stock	372,291	-
Deemed dividend on 8% convertible preferred stock	-	2,109,971
Preferred stock issuance costs paid in common stock	-	394,060

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Notes to Consolidated Financial Statements
June 30, 2016 and 2015

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
Finished goods inventories are stated at the lower of standard cost (first-in, first-out method), which approximates actual cost, or market. Raw materials are stated at the lower of cost (first‑in, first‑out method) or market. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of slow moving or obsolete inventory. Write-downs and write-offs are charged against the reserve.
(e)	Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest, although a finance charge may be applied to such receivables that are past the due date. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on a combination of statistical analysis, historical collections, customers' current credit worthiness, the age of the receivable balance both individually and in the aggregate and general economic conditions that may affect the customer's ability to pay. All account balances are reviewed on an individual basis. Account balances are charged off against the allowance when the potential for recovery is considered remote. Recoveries of receivables previously charged off are recognized when payment is received.
(f)	Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight‑line method over the estimated useful lives of the assets. Buildings and their component parts are being depreciated over their estimated useful lives that range from 5 to 31.5 years. Machinery, office equipment, computer equipment and software and vehicles are being depreciated over their estimated useful lives that range from 3 to 7 years.

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

The reconciliation between the basic and diluted weighted-average number of common shares for the years ended June 30, 2016 and 2015, is summarized as follows:
	2016	2015
Basic weighted-average number of common shares outstanding during the year	2,706,424	2,520,723
Weighted-average number of dilutive common stock equivalents outstanding during the year	-	-
Diluted weighted-average number of common and common equivalent shares outstanding during the year	2,706,424	2,520,723

Outstanding common stock equivalents not included in the computation of diluted net loss per common share totaled 4,127,814 as of June 30, 2016 and 4,105,290 as of June 30, 2015.  These common stock equivalents were not included in the computation because to do so would have been antidilutive.
(m)	Income Taxes
The Company recognizes an asset or liability for the deferred income tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized. Accruals for uncertain tax positions are provided for in accordance with the requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740-10, Income Taxes. Under ASC 740-10, the Company may recognize the tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact the Company's financial position, results of operations and cash flows.
(n)	Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with FASB ASC 718, Stock Compensation. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally five years) using the straight-line method.

(o)	Concentration of Risk
In the normal course of business, the Company provides unsecured credit to its customers. Most of the Company's customers are involved in the medical industry. The Company performs ongoing credit evaluations of its customers and maintains allowances for probable losses which, when realized, have been within the range of management's expectations. The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits.
As of June 30, 2016, the Company has approximately $716,000 in cash and cash equivalents in excess of the FDIC limits. The Company has not experienced any losses in such accounts.
(p)	Operating Segments
The Company operates in one line of business: the development, marketing, and distribution of a broad line of medical products for the physical therapy markets. As such, the Company has only one reportable operating segment.
Physical medicine products made up 92% of net sales for the year ended June 30, 2016 and 91% for the year ended June 30, 2015. Chargeable repairs, billable freight and other miscellaneous revenues account for the remaining 8% and 9% of net sales for the years ended June 30, 2016 and 2015, respectively.
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
Advertising costs are expensed as incurred. Advertising expense for the years ended June 30, 2016 and 2015 was approximately $100,900 and $93,700, respectively.
(2)	Inventories
Inventories consist of the following as of June 30:
	2016	2015
Raw materials	$2,059,048	$2, 086,411
Finished goods	3,353,964	3, 693,921
Inventory reserve	(415,758)	(358,545)
	$4,997,254	$5,421,787

Included in cost of goods sold for the years ended June 30, 2016 and 2015, is a write off of slow moving and obsolete inventory totaling $270,000 and $952,212, respectively. The $270,000 non-cash charge during fiscal year 2016 is based on non-performing inventory related to our Amerinet GPO contract and defective product rejected for quality purposes. The $952,212 non-cash charge reflects a write off of inventory related to strategic decisions made during the fourth quarter of fiscal 2015 resulting in some product lines being discontinued, re-evaluated or de-emphasized.  These decisions created additional obsolescence that upon analysis warranted the inventory write off.

(3)	Property and Equipment
Property and equipment consist of the following as of June 30:
	2016	2015
Land	$30,287	$30,287
Buildings	5,603,859	5,586,777
Machinery and equipment	1,686,386	1,635,386
Office equipment	275,977	273,420
Computer equipment	2,102,005	1,984,046
Vehicles	253,513	247,571
	9,952,027	9,757,487
Less accumulated depreciation and amortization	(5,174,462)	(4,732,411)
	$4,777,565	$5,025,076
Depreciation expense for the years ended June 30, 2016 and 2015 was $229,930 and $350,959, respectively.
Included in the above caption, "Buildings" at June 30, 2016 and 2015 are assets held under a capital lease obligation totaling $3,800,000 (gross). The net balance of the capital lease as of June 30, 2016 and 2015 was $3,317,127 and $3,569,061, respectively. Building amortization under the capital lease for the years ended June 30, 2016 and 2015 was $251,934 and $230,939, respectively.
(4)	Intangible Assets
Identifiable intangible assets and their useful lives consist of the following as of June 30:
	2016	2015

Trade name – 15 years	$339,400	$339,400
Domain name – 15 years	5,400	5,400
Non-compete covenant – 4 years	149,400	149,400
Customer relationships – 7 years	120,000	120,000
Trademark licensing agreement – 20 years	45,000	45,000
Backlog of orders – 3 months	2,700	2,700
Customer database – 7 years	38,100	38,100
Total identifiable intangibles	700,000	700,000
Less accumulated amortization	(539,877)	(509,197)
Net carrying amount	$160,123	$190,803

Amortization expense associated with the intangible assets was $30,680 and $44,637 for the fiscal years ended June 30, 2016 and 2015, respectively. Estimated amortization expense for the identifiable intangibles is expected to be as follows: 2017, $30,680; 2018, $26,430; 2019, $26,430; 2020, $26,430; 2021, $20,420 and thereafter $29,733.

(5)	Warranty Reserve
A reconciliation of the change in the warranty reserve consists of the following for the fiscal years ended June 30:
	2016	2015
Beginning warranty reserve balance	$153,185	$157,753
Warranty repairs	(143,934)	(145,698)
Warranties issued	141,009	145,267
Changes in estimated warranty costs	2,345	(4,137)
Ending warranty reserve	$152,605	$153,185

(6)	Line of Credit
In March 2016, the Company retired its working capital line of credit.  That line of credit has been re-instated effective September 2016 in the amount of $1.0 million.  Interest on the line of credit is based on the prime rate plus 5%.  It is collateralized by inventory and accounts receivable.  Borrowing limitations are based on 85% of eligible accounts receivable and $700,000 of eligible inventory.  The current borrowing base on the line of credit would be approximately $3.4 million. The Company will pay $2,000 per month as a minimum access fee to the line of credit.  If the Company determines to activate the line it is required to provide the lender with 45 days' notice of intent to begin borrowing.  The line of credit has a maturity date of September 2017.  The line of credit has no negative loan covenants.  However, once the line of credit is activated there are affirmative covenants to provide regular accounts receivable reports and financial statements within 90 days of month end.
(7)	Long‑Term Debt
Long‑term debt consists of the following as of June 30:
	2016	2015
6.44% promissory note secured by trust deed on real property, maturing January 2021, payable in monthly installments of $13,278	$630,901	$745,562
5.99% promissory note secured by a vehicle, payable in monthly installments of $833 through December 2020	39,355	-
Promissory note secured by a vehicle, payable in monthly installments of $639 through February 2019	20,218	27,168
13.001% promissory note secured by equipment, payable in monthly installments of $70 through October 2015	-	272

	690,474	773,002
Less current portion	(137,283)	(121,884)
	$553,191	$651,118

The aggregate maturities of long‑term debt for each of the years subsequent to June 30, 2016 are as follows: 2017, $137,283; 2018, $146,094; 2019, $153,559; 2020, $157,646 and 2021, $95,892.

(8)	Leases
Operating Leases
The Company leases vehicles under noncancelable operating lease agreements. Lease expense for the years ended June 30, 2016 and 2015, was $14,430 and $16,106, respectively. Future minimum lease payments required under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of 2016 is as follows: 2017, $8,001; 2018, $8,001 and 2019, $6,001.
The Company rents office, warehouse and storage space and office equipment under agreements which run one year or more in duration. The rent expense for the years ended June 30, 2016 and 2015 was $186,882 and $188,498, respectively. Future minimum rental payments required under operating leases that have a duration of one year or more as of June 30, 2016 are as follows: 2017, $54,852; 2018, $5,088 and 2019, $2,544.
During fiscal year 2015, the office and warehouse spaces in Detroit, Michigan and Hopkins, Minnesota were leased on an annual/monthly basis from employees/stockholders; or entities controlled by stockholders, who were previously principals of the dealers acquired in July 2007. The leases are related-party transactions with two employee/stockholders. The expense associated with these related-party transactions totaled $70,800 expense for both fiscal years ended June 30, 2016 and 2015.
Capital Leases
On August 8, 2014, the Company sold the property that houses its operations in Utah and leased back the premises for a term of 15 years. The sale price was $3.8 million.  Proceeds from the sale were primarily used to reduce debt obligations of the Company. The sale of the building resulted in a $2,269,255 gain, which is recorded in the consolidated balance sheet as deferred gain and will be recognized in selling, general and administrative expense over the 15 year life of the lease.
The building lease is recorded as a capital lease with the related amortization being recorded on a straight line basis over 15 years. Total accumulated amortization related to the leased building at June 30, 2016 was $482,873 reflecting amortization charges of $251,934 in fiscal 2016 and $230,939 in fiscal 2015. The difference in amortization reflects the fact that fiscal 2015 was only 11 months, being the first year of the lease. Future minimum gross lease payments required under the capital lease as of June 30, 2016 are as follows: 2017, $334,950; 2018, $341,648; 2019, $348,478; 2020, $355,450; 2021, $362,566 and $3,245,126 thereafter. Included in the above lease payments is $1,438,211 of imputed interest.
(9)	Accrued Payroll and Benefits Expense
As of June 30, 2016 accrued payroll and benefits expense was $1,034,688 as compared to $263,092 for the year ended June 30, 2015. Included in fiscal 2016 was $767,786 of accrued severance for two executive management officers.
(10)	Income Taxes
Income tax benefit (provision) for the years ended June 30 consists of:
	Current	Deferred	Total
2016:
U.S. federal	$-	40,245	$40,25
State and local	-	24,306	24,306
	$-	64,551	$64,551
2015:
U.S. federal	$(16,981)	(678,953)	$(695,934)
State and local	14,580	(169,738)	(155,158)
	$(2,401)	(848,691)	$(851,092)

The actual income tax benefit (provision) differs from the "expected" tax benefit (provision) computed by applying the U.S. federal corporate income tax rate of 34% to income (loss) before income taxes for the years ended June 30, are as follows:
	2016	2015
Expected tax benefit	$668,716	$475,743
State taxes, net of federal tax benefit	63,844	58,661
R&D tax credit	86,659	28,916
Valuation allowance	(744,724)	(1,447,247)
Incentive stock options	(6,105)	(3,322)
Other, net	(3,839)	36,157
	$64,551	$(851,092)

Deferred income tax assets and liabilities related to the tax effects of temporary differences are as follow as of June 30:
	2016	2015
Net deferred income tax assets (liabilities) – non-current:
Inventory capitalization for income tax purposes	$57,079	$67,324
Inventory reserve	162,146	139,832
Warranty reserve	59,516	59,742
Accrued product liability	5,875	9,918
Allowance for doubtful accounts	151,730	162,803
Property and equipment, principally due to differences in depreciation	(71,038)	(67,158)
Research and development credit carryover	304,669	133,393
Other intangibles	(62,448)	(68,970)
Deferred gain on sale lease-back	863,370	874,235
Operating loss carry forwards	721,074	-
Valuation allowance	(2,191,973)	(1,447,247)
Total deferred income tax assets (liabilities) – non-current	$-	$(136,128)

A valuation allowance is required when there is significant uncertainty as to the realizability of deferred tax assets. The ability to realize deferred tax assets is dependent upon the Company's ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. The Company has considered the following possible sources of taxable income when assessing the realization of its deferred tax assets:
•	future reversals of existing taxable temporary differences;

•	future taxable income or loss, exclusive of reversing temporary differences and carryforwards;

•	tax-planning strategies; and

•	taxable income in prior carryback years.

The Company considered both positive and negative evidence in determining the need for a valuation allowance, including the following:

Positive evidence:
•	Current forecasts indicate that the Company will generate pre-tax income and taxable income in the future. However, there can be no assurance that the new strategic plans will result in profitability.

•	A majority of the Company's tax attributes have indefinite carryover periods.
Negative evidence:

•	The Company has several years of cumulative losses as of June 30, 2016.

The Company places more weight on objectively verifiable evidence than on other types of evidence and management currently believes that available negative evidence outweighs the available positive evidence. Management has therefore determined that the Company does not meet the "more likely than not" threshold that deferred tax assets will be realized. In accordance with accounting rules, management has implemented a full valuation allowance against all but approximately $65,000 of the tax benefit for fiscal year 2016.  The benefit left remaining is the result of certain adjustments to the deferred tax assets in the fourth quarter to true up all tax asset accounts. Any reversal of the valuation allowance will favorably impact the Company's results of operations in the period of reversal.
The Company's federal and state income tax returns for June 30, 2013, 2014 and 2015 are open tax years. The anticipated NOL carry ward from fiscal 2016 is $1,780,000. The Company has not uncertain tax positions as of June 30, 2016.
(11)	Major Customers and Sales by Geographic Location
During the fiscal years ended June 30, 2016 and 2015, sales to any single customer did not exceed 10% of total net sales.
The Company exports products to approximately 30 countries.  Sales outside North America totaled $850,200 or 2.8% of net sales, for the fiscal year ended June 30, 2016 compared to $880,500, or 3% of net sales, for the fiscal year ended June 30, 2015.
(12)  Common Stock and Common Stock Equivalents
For the year ended June 30, 2016, the Company granted 36,174 shares of restricted common stock to directors in connection with compensation arrangements and 35,422 shares to employees. For the year ended June 30, 2015, the Company granted no restricted common stock to directors or officers in connection with compensation arrangements.
On June 30, 2015, the Company issued 122,000 shares of restricted common stock to the exclusive placement agent and the financial advisor in conjunction with the $4 million capital raise.
The Company maintained a 2005 equity incentive plan for the benefit of employees, on June 29, 2015 the shareholders approved a new 2015 equity incentive plan setting aside 500,000 shares. The 2015 plan was filed with the SEC on September 3, 2015. Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other share-based awards may be granted under the plan.  Awards granted under the plan may be performance-based. As of June 30, 2015, 405,404 shares of common stock were authorized and reserved for issuance, but were not granted under the terms of the 2015 equity incentive plan.

The Company granted 95,000 options under its 2015 equity incentive plan during fiscal year 2016. There were no options granted during fiscal year 2015. The options are granted at not less than 100% of the market price of the stock at the date of grant. Option terms are determined by the board, and exercise dates may range from 6 months to 10 years from the date of grant.
The fair value of each option grant was estimated on the date of grant using the Black‑Scholes option‑pricing model with the following assumptions:
2016
Expected dividend yield	0%
Expected stock price volatility	63% - 65%
Risk-free interest rate	1.83% - 2.04%
Expected life of options	10 years

The weighted average fair value of options granted during fiscal year 2016 was $2.10.
The following table summarizes the Company's stock option activity during the reported fiscal years:
	2016			2015
			Weighted
		Weighted	average		Weighted
	Number	average	remaining	Number	average
	of	exercise	contractual	of	exercise
	shares	price	term	shares	price

Options outstanding at beginning of the year	91,152	$5.07	3.56 years	155,604	$6.45
Options granted	95,000	3.27		-	-
Options exercised	-	-		-	-
Options canceled or expired	(64,595)	4.74		(64,452)	8.41

Options outstanding at end of the year	121,557	3.84	2.80 years	91,152	5.07

Options exercisable at end of the year	63,940	4.75		90,520	5.48

Range of exercise prices at end of the year		$1.75 – 5.55			$1.75 – 7.10

The Company recognized $203,889 and $66,372 in stock-based compensation for the years ended June 30, 2016 and 2015, respectively, which is included in selling, general, and administrative expenses in the consolidated statements of operations. The stock-based compensation includes amounts for both restricted stock and stock options under ASC 718. Included in the $203,889 stock-based compensation was $79,333 which was related to severance payments due to changes in executive management.
As of June 30, 2016 there was $293,564 of unrecognized stock-based compensation cost that is expected to be expensed over periods of four to eight years.

No options were exercised during the fiscal years 2016 and 2015. The aggregate intrinsic value of the outstanding options as of June 30, 2016 and 2015 was $3,816 and $3,289, respectively.

(13)  Series A 8% Convertible Preferred Stock and Common Stock Warrants
On June 30, 2015, the Company completed a private placement with affiliates of Prettybrook Partners, LLC ("Prettybrook") and certain other purchasers (collectively with Prettybrook, the "Preferred Investors") for the offer and sale of shares of the Company's Series A 8% Convertible Preferred Stock (the "Series A Preferred") in the aggregate amount of approximately $4 million. Offering costs incurred in conjunction with the private placement were recorded net of proceeds. The Series A Preferred is convertible to common stock on a 1:1 basis.  A Forced Conversion can be initiated based on a formula related to share price and trading volumes as outlined in the terms of the private placement.  The dividend is fixed at 8% and is payable in either cash or common stock.  This dividend is payable quarterly and equates to an annual payment of $372,291 in cash or a value in common stock based on the trading price of the stock on the date the dividend is declared.  Certain redemption rights are attached to the Series A Preferred, but none of the redemption rights for cash are deemed outside the control of the Company. The redemption rights deemed outside the control of the Company require common stock payments or an increase in the dividend rate.  The Series A Preferred includes a liquidation preference under which Preferred Investors would receive cash equal to the stated value of their stock plus unpaid dividends.  In accordance with the terms of the sale of the Series A Preferred, the Company was required to register the underlying common shares associated with the Series A Preferred and the warrants.  That registration statement filed on form S-3 went effective on August 13, 2015.

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

The Company's Board of Directors has the authority to cause us to issue, without any further vote or action by the shareholders, up to 3,390,000 additional shares of preferred stock, no par value per share, in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series.

The Series A Preferred includes a conversion right at a price that creates an embedded beneficial conversion feature.  A beneficial conversion feature arises when the conversion price of a convertible instrument is below the per share fair value of the underlying stock into which it is convertible. The conversion price is 'in the money' and the holder realizes a benefit to the extent of the price difference. The issuer of the convertible instrument realizes a cost based on the theory that the intrinsic value of the price difference (i.e., the price difference times the number of shares received upon conversion) represents an additional financing cost. The conversion rights associated with the Series A Preferred issued by the Company do not have a stated life and, therefore, all of the beneficial conversion feature amount of $2,109,971was amortized to dividends on the same date the preferred shares were issued.  The $2,109,971 dividend is added to the net loss to arrive at the net loss applicable to common stockholders for purposes of calculating loss per share for the year ended June 30, 2015.

The Company paid dividends in common stock of $273,375 during fiscal 2016 and $882 in cash for fiscal 2015. At June 30, 2016, there was $98,916 in accrued dividends payable for the quarter ended June 30, 2016.

(14)	Beneficial Conversion Feature Adjustment and Reclassification
ASC 470-20-30-8 provides that if the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the beneficial conversion feature shall be limited to the amount of the proceeds allocated to the convertible instrument. In the prior year, the Company did not limit the amount of the beneficial conversion feature to the amount of proceeds which resulted in an overstatement of the dividend of the beneficial conversion feature of $748, 916.  The Company has corrected this error in the prior year financial statements which resulted in a reduction in net loss applicable to common stockholders from $5,110,106 to $4,361,190 and a decrease in basic and  diluted net loss per common share from $2.03 to $1.73.  Additionally, certain reclassifications to common stock and preferred stock were done to correct the consolidated balance sheet and consolidated statement of stockholders' equity.  These corrections and reclassifications had no impact to net loss, total stockholders' equity or the statement of cash flows.  The Company has evaluated the effect of this error and reclassifications, both qualitatively and quantitatively, and concluded that it did not have a material impact on, nor require amendment of, any previously filed annual or quarterly statements.
(15)	Employee Benefit Plan
The Company has a deferred savings plan which qualifies under Internal Revenue Code Section 401(k). The plan covers all employees of the Company who have at least six months of service and who are age 20 or older. For fiscal years 2016 and 2015, the Company made matching contributions of 25% of the first $2,000 of each employee's contribution. The Company's contributions to the plan for 2016 and 2015 were $36,103 and $34,099, respectively. Company matching contributions for future years are at the discretion of the board of directors.
(16)	Liquidity and Capital Resources
As of June 30, 2016, the Company had $966,183 of cash, compared to $3,925,967 as of June 30, 2015. During the current and prior year the Company incurred significant operating losses and negative cash flows from operations. The Company believes that its existing revenue stream, current capital resources, together with the working capital line of credit initiated in September 2016 will be sufficient to fund operations through September 30, 2017.  For more information on the line of credit see note #6.
To fully execute on its business strategy of acquiring other entities, the Company will need to raise additional capital. Absent additional financing, the Company will not have the resources to execute its current business plan and may have to curtail its current acquisition strategy.
(17)	Subsequent Events
On July 7, 2016, the Company issued 33,305 shares of common stock as payment for the accrued "Preferred Stock Dividend."

On September 23, 2016, the Company initiated a $1.0 million working capital line of credit. For information on the line of credit see note #6.
(18)	Recent Accounting Pronouncements
The Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09, 2015-14 and 2016-8 – Revenue from Contracts with Customers, which provides a single, comprehensive revenue recognition model for all contracts with customers. The core principal of the ASUs is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASUs also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB deferred the effective date of this standard. As a result, the standard and related amendments will be effective for the Company for its fiscal year beginning July 1, 2018, including interim periods within that fiscal year. Early application is permitted, but not before the original effective date of June 1, 2017. Entities are allowed to transition to the new standard by either retrospective application or recognizing the cumulative effect. The Company is currently evaluating the guidance, including which transition approach will be applied and the estimated impact it will have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). This ASU amends certain aspects of accounting for share-based payments to employees, including (i) requiring all income tax effects of share-based awards to be recognized in the income statement when the award vests or settles and eliminating APIC pools, (ii) permitting employers to withhold the share equivalent of an employee's maximum tax liability without triggering liability accounting and (iii) allowing companies to make a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 and early adoption is permitted. The Company is evaluating the impact of adopting ASU 2016-09 on its financial statements, but does not believe the new guidance will have a significant impact on how it accounts for share-based payments.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). This ASU primarily provides new guidance for lessees on the accounting treatment of operating leases. Under the new guidance, lessees are required to recognize assets and liabilities arising from operating leases on the balance sheet. ASU 2016-02 also aligns lessor accounting with the revenue recognition guidance in Topic 606 of the Accounting Standards Codification. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 with early adoption permitted and is required to be adopted on a modified retrospective basis, meaning the new leasing model will be applied to the earliest year presented in the financial statements and thereafter. The Company is currently evaluating the impact of adopting this new accounting standard on its financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The objective of this update is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in this update make the following eight improvements to generally accepted accounting principles:

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This update, which is part of the FASB's larger Simplification Initiative project aimed at reducing the cost and complexity of certain areas of the accounting codification, requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position, which eliminates the requirement that an entity separate deferred tax liabilities and assets into current and non-current amounts. This update does not affect the current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount on the balance sheet. This amendment applies to all entities with a classified statement of financial position. For public business entities, this update is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The Company notes this guidance will apply to its reporting requirements and has implemented the new guidance effective with the current 2016 fiscal year reports.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This objective of this update is to simplify Topic 330, which currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments in this update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The update will be effective for fiscal years beginning after December 15, 2016. The Company currently applies a lower of cost or market and is currently assessing the magnitude of the difference between using market value versus net realizable value; however, it is not anticipated to have a material effect on the Company's financial.

In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years ending after December 15, 2016. Early adoption is permitted. After adoption the Company will assess going concern based on the guidance in this standard.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNATRONICS CORPORATION

By	/s/ Kelvyn H. Cullimore, Jr.
Kelvyn H. Cullimore, Jr.
Chief Executive Officer and President

Date: September 28, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kelvyn H. Cullimore, Jr.	Chairman, President, CEO	September 28, 2016
Kelvyn H. Cullimore, Jr.	(Principal Executive Officer)

/s/ Terry M. Atkinson	Chief Financial Officer	September 28, 2016
Terry M. Atkinson, CPA	(Principal Accounting Officer and
Principal Financial Officer)

/s/ Scott Klosterman	Director	September 28, 2016
Scott Klosterman

/s/ David Holtz	Director	September 28, 2016
David Holtz

/s/ R. Scott Ward	Director	September 28, 2016
R. Scott Ward

/s/ Erin S. Enright	Director	September 28, 2016
Erin S. Enright

/s/ Brian M. Larkin	Director	September 28, 2016
Brian M. Larkin