Form 10-K/A
period 2016-06-30
DYNATRONICS CORP
filed 2016-10-26
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2016.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

EXPLANATORY NOTE

This Amendment is being filed to correct a typographical error relating to the date of the audit report of BDO USA, LLP, our Independent Registered Public Accounting Firm, that had appeared on page F-1 of the original Form 10-K of Dynatronics Corporation for the fiscal year ended June 30, 2016.  The correct date of the report is September 28, 2016 and a copy of the report, with the corrected date, is included with this Amendment.  The corrected report replaces in its entirety the report originally included on page F-1 under "Part IV-Item 15. Exhibits, Financial Statement Schedules."

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the original Form 10-K or reflect any events that have occurred after the filing of the original Form 10-K.

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

/s/ BDO USA, LLP
Salt Lake City, Utah
September 28, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized as of October 25, 2016.

DYNATRONICS CORPORATION

By  /s/ Kelvyn H. Cullimore, Jr.
Kelvyn H. Cullimore, Jr.
Chief Executive Officer and President