Form 10-Q
period 2016-09-30
DYNATRONICS CORP
filed 2016-11-14
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The number of shares outstanding of the registrant's common stock, no par value, as of November 4, 2016 is 2,882,272.

DYNATRONICS CORPORATION
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2016
TABLE OF CONTENTS

Page Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets (Unaudited)
As of September 30, 2016 and June 30, 2016	1

Condensed Consolidated Statements of Operations (Unaudited)
Three Months Ended September 30, 2016 and 2015	2

Condensed Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended September 30, 2016 and 2015	3

Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

PART II. OTHER INFORMATION

Item 6. Exhibits	14

DYNATRONICS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	September 30, 2016	June 30, 2016

Current assets:
Cash and cash equivalents	$868,864	$966,183
Trade accounts receivable, less allowance for doubtful accounts of $413,195 as of September 30, 2016 and $389,050 as of June 30, 2016	3,455,396	3,523,731
Other receivables	5,905	10,946
Inventories, net	5,285,247	4,997,254
Prepaid expenses	295,086	256,735

Total current assets	9,910,498	9,754,849

Property and equipment, net	4,673,913	4,777,565
Intangible assets, net	152,453	160,123
Other assets	560,996	579,661

Total assets	$15,297,860	$15,272,198

Liabilities and Stockholders' Equity

Current liabilities:
Current portion of long-term debt	$132,219	$137,283
Current portion of capital lease	185,876	183,302
Current portion of deferred gain	150,448	150,448
Warranty reserve	151,579	152,605
Accounts payable	2,755,230	1,914,342
Accrued expenses	161,412	358,287
Accrued payroll and benefits expense	761,897	1,034,688
Income tax payable	4,040	2,895

Total current liabilities	4,302,701	3,933,850

Long-term debt, net of current portion	506,282	553,191
Capital lease, net of current portion	3,234,101	3,281,547
Deferred gain, net of current portion	1,792,837	1,830,449
Deferred rent	95,330	85,151

Total liabilities	9,931,251	9,684,188
Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value: Authorized 5,000,000 shares;1,610,000 shares issued and outstanding as of September 30, 2016 and June 30, 2016, respectively	3,708,152	3,708,152
Common stock, no par value: Authorized 50,000,000 shares; 2,846,678 shares and 2,805,280 shares issued and outstanding as of September 30, 2016 and June 30, 2016, respectively	7,699,097	7,545,880
Accumulated deficit	(6,040,640)	(5,666,022)

Total stockholders' equity	5,366,609	5,588,010

Total liabilities and stockholders' equity	$15,297,860	$15,272,198

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	September 30
	2016	2015

Net sales	$8,162,734	$7,397,196
Cost of sales	5,368,046	4,886,367

Gross profit	2,794,688	2,510,829

Selling, general, and administrative expenses	2,764,357	2,355,655
Research and development expenses	278,885	265,361

Operating loss	(248,554)	(110,187)

Other income (expense):
Interest income	222	614
Interest expense	(59,542)	(80,243)
Other income, net	22,241	2,604

Net other expense	(37,079)	(77,025)

Loss before income taxes	(285,633)	(187,212)

Income tax (provision) benefit	-	5,650

Net loss	(285,633)	(181,562)

8% Convertible preferred stock dividend	(88,985)	(80,500)
Net loss attributable to common stockholders	$(374,618)	$(262,062)

Basic and diluted net loss per common share	$(0.13)	$(0.10)

Weighted-average common shares outstanding:

Basic	2,841,486	2,643,297
Diluted	2,841,486	2,643,297

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	September 30
	2016	2015
Cash flows from operating activities:
Net loss	$(285,633)	$(181,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	53,266	55,103
Amortization of intangible assets	7,670	7,670
Amortization of other assets	12,843	12,843
Amortization of building lease	62,983	62,983
Gain on sale of assets	(18,711)	-
Stock-based compensation expense	64,232	15,011
Change in deferred income taxes	-	(5,650)
Change in provision for doubtful accounts receivable	24,145	5,632
Change in provision for inventory obsolescence	10,744	(1,782)
Deferred gain on sale/leaseback	(37,612)	(37,612)
Change in operating assets and liabilities:
Receivables, net	49,231	166,414
Inventories, net	(298,737)	(42,098)
Prepaid expenses	(38,351)	(85,299)
Other assets	6,322	7,314
Income tax payable	1,145	3,600
Accounts payable and accrued expenses	379,875	(550,672)

Net cash used in operating activities	(6,588)	(568,105)

Cash flows from investing activities:
Purchase of property and equipment	(25,886)	(12,650)
Proceeds from sale of property and equipment	32,000	-

Net cash provided by (used in) investing activities	6,114	(12,650)

Cash flows from financing activities:
Principal payments on long-term debt	(51,974)	(29,900)
Principal payments on long-term capital lease	(44,871)	(42,437)
Net change in line of credit	-	(1,192,100)

Net cash used in financing activities	(96,845)	(1,264,437)

Net change in cash and cash equivalents	(97,319)	(1,845,192)

Cash and cash equivalents at beginning of the period	966,183	3,925,967

Cash and cash equivalents at end of the period	$868,864	$2,080,775

Supplemental disclosure of cash flow information:
Cash paid for interest	$59,702	$98,274
Supplemental disclosure of non-cash investing and financing activity:
8% Preferred stock dividend paid in common stock	$98,916	$80,500
Accrued compensation paid in common stock	$26,388	$-

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
September 30, 2016

NOTE 1.  PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The condensed consolidated balance sheets as of September 30, 2016 and June 30, 2016, and the condensed consolidated statements of operations and cash flows for the three months ended September 30, 2016 and 2015, were prepared by Dynatronics Corporation (the "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the Company's financial position, results of operations and cash flows.  The results of operations for the three months ended September 30, 2016, are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2017.  The Company previously filed with the SEC an annual report on Form 10-K, as amended, which included audited financial statements for each of the two years ended June 30, 2016 and 2015.  It is suggested that the financial statements contained in this Form 10-Q be read in conjunction with the financial statements and notes thereto contained in the Company's most recent Form 10-K.

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
Significant Accounting Policies
There have been no changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

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

The reconciliations between the basic and diluted weighted-average number of common shares outstanding for the three months ended September 30, 2016 and 2015, are as follows:

	Three Months Ended
	September 30,
	2016	2015
Basic weighted-average number of common shares outstanding during the period	2,841,486	2,643,297
Weighted-average number of dilutive common stock equivalents outstanding during the period	-	-
Diluted weighted-average number of common and common equivalent shares outstanding during the period	2,841,486	2,643,297

Outstanding options, warrants and convertible preferred stock for common shares are not included in the computation of diluted net loss per common share, because they were anti-dilutive, for the three months ended September 30, 2016 and 2015, totaled 4,142,147 and 4,112,409, respectively.

NOTE 3. STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the employee's requisite service period. The Company recognized $64,232 and $15,011 in stock-based compensation expense during the three months ended September 30, 2016 and 2015, respectively.  These expenses were recorded as selling, general and administrative expenses in the condensed consolidated statements of operations.

Stock Options.  The Company maintained a 2005 equity incentive plan ("2005 Plan") for the benefit of employees. On June 29, 2015, the shareholders approved a new 2015 equity incentive plan ("2015 Plan") setting aside 500,000 shares of common stock. No additional shares or awards will be granted under the 2005 Plan. The 2015 Plan was filed with the SEC on September 3, 2015.   Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other stock-based awards may be granted under the 2015 Plan.  Awards granted under the 2015 Plan may be performance-based.  As of September 30, 2016, there were 405,404 shares of common stock authorized and reserved for issuance available for future grants under the terms of the 2015 Plan.

There were no equity awards granted under the 2015 Plan during this period.

The following table summarizes the Company's stock option activity for the 2005 and 2015 Plans during the three-month period ended September 30, 2016.

	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of period	121,557	$3.84
Granted	-	-
Exercised	-	-
Cancelled	(1,790)	4.41
Outstanding at end of period	119,767	3.83

Exercisable at end of period	103,000	4.21

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

As of September 30, 2016, there was $278,720 of unrecognized stock-based compensation cost related to grants under the 2005 and 2015 Plans that is expected to be expensed over a weighted-average period of 5.5 years. There was $781 of intrinsic value for options outstanding as of September 30, 2016.

NOTE 4.  CONVERTIBLE PREFERRED STOCK AND COMMON STOCK WARRANTS
On June 30, 2015, the Company completed a private placement with affiliates of Prettybrook Partners, LLC ("Prettybrook") and certain other purchasers (collectively with Prettybrook, the "Preferred Investors") for the offer and sale of shares of the Company's Series A 8% Convertible Preferred Stock (the "Series A Preferred") in the aggregate amount of approximately $4 million. Proceeds from the private placement were recorded net of offering costs incurred. The Series A Preferred is convertible to common stock on a 1:1 basis.  A Forced Conversion can be initiated based on a formula related to share price and trading volumes as outlined in the terms of the private placement.  The dividend is fixed at 8% and is payable in either cash or common stock.  This dividend is payable quarterly and equates to an annual payment of $322,000 or equivalent value in common stock.  Certain redemption rights are attached to the Series A Preferred, but none of the redemption rights for cash are deemed outside the control of the Company. The redemption rights deemed outside the control of the Company require common stock payments or an increase in the dividend rate.  The Series A Preferred includes a liquidation preference under which Preferred Investors would receive cash equal to the stated value of their stock plus unpaid dividends.  In accordance with the terms of the sale of the Series A Preferred, the Company was required to register the underlying common shares associated with the Series A Preferred and the warrants.  That registration statement filed on Form S-3 went effective on August 13, 2015.

The Series A Preferred votes on an as-converted basis, one vote for each share of common stock issuable upon conversion of the Series A Preferred, provided, however, that no holder of Series A Preferred shall be entitled to cast votes for the number of shares of common stock issuable upon conversion of such Series A Preferred held by such holder that exceeds the quotient of (x) the aggregate purchase price paid by such holder of Series A Preferred for its Series A Preferred, divided by (y) the greater of (i) $2.50 and (ii) the market price of the common stock on the trading day immediately prior to the date of issuance of such holder's Series A Preferred. The market price of the common stock on the trading day immediately prior to the date of issuance of the Series A Preferred was $3.19 per share. Based on a $4,025,000 investment and a $3.19 per share price the number of common stock equivalents eligible for voting by preferred shareholders is 1,261,755.

The Preferred Investors purchased a total of 1,610,000 shares of Series A Preferred Stock, and received in connection with such purchase, (i) A-Warrants, exercisable by cash exercise only, to purchase 1,207,500 shares of common stock, and (ii) B-Warrants, exercisable by "cashless exercise", to purchase 1,207,500 shares of common stock after exercise of A-Warrants. The warrants are exercisable for 72 months from the date of issuance and carry a put feature in the event of a change in control.  The put right is not subject to derivative accounting as all equity holders are treated the same in the event of a change in control.

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

NOTE 5.  COMPREHENSIVE LOSS

For the three months ended September 30, 2016 and 2015, comprehensive loss was equal to the net loss as presented in the accompanying condensed consolidated statements of operations.

NOTE 6.  INVENTORIES

Inventories consisted of the following:

	September 30, 2016	June 30, 2016
Raw materials	$2,211,891	$2,059,048
Finished goods	3,499,858	$3,353,964
Inventory obsolescence reserve	(426,502)	(415,758)
	$5,285,247	4,997,254

NOTE 7.  RELATED-PARTY TRANSACTIONS

The Company currently leases office and warehouse space in Detroit, Michigan and Hopkins, Minnesota from two shareholders and former independent distributors on an annual basis under operating lease arrangements. The expense associated with these related-party transactions totaled $17,700 for the three months ended September 30, 2016 and 2015.
NOTE 8.  LINE OF CREDIT
There was no outstanding balance on the line of credit as of September 30, 2016, or as of June 30, 2016. The $1.0 million line of credit was effective September 21, 2016. Interest on the line of credit is based on the prime rate plus 5%.  It is collateralized by inventory and accounts receivable.  Borrowing limitations are based on 85% of eligible accounts receivable and $700,000 of eligible inventory.  The current borrowing base on the line of credit would be approximately $3.3 million.  Presently the line of credit is on stand-by status.  The Company pays $2,000 per month as a minimum access fee to the line of credit.  If the Company determines to activate the line it is required to provide the lender with 45 days' notice of intent to begin borrowing.  The line of credit has a maturity date of September 21, 2017.  The line of credit has no negative loan covenants, however, once the line of credit is activated there are affirmative covenants to provide regular accounts receivable reports and financial statements.
NOTE 9.  RECENT ACCOUNTING PRONOUNCEMENTS
In October 2016, the Financial Accounting Standards Board (or FASB) issued Accounting Standards Update (ASU) 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory. The amendments in this update are intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current U.S. GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party which is an exception to the principle of comprehensive recognition of current and deferred income taxes in U.S. GAAP. This update eliminates the exception by requiring entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effect of the amendments on its consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. Historically, there has been a diversity in practice in how certain cash receipts/payments are presented and classified in the statement of cash flows under Topic 230. To reduce the existing diversity in practice, this update addresses the eight cash flow issues as listed in the pronouncement.
The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect of this update on its consolidated financial statements and related disclosures.

NOTE 10.  SUBSEQUENT EVENTS

On October 3, 2016, the Company issued 35,594 shares of common stock as payment for the accrued "Preferred Stock Dividend."

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
Dynatronics Corporation ("Company," "Dynatronics," "we") designs, manufactures, distributes, markets and sells physical medicine and rehabilitation products.  We offer a broad line of medical equipment including therapy devices, medical supplies and soft goods, treatment tables and rehabilitation equipment.  We market and sell our products primarily to physical therapists, chiropractors, sports medicine practitioners and podiatrists.  We operate on a fiscal year ending June 30.  For example, reference to fiscal year 2017 refers to the year ending June 30, 2017.
Recent Events
In August 2016, we completed the release of an upgraded version of our core Dynatron Solaris® and 25 Series™ lines of therapeutic modalities.  This new product innovation provides incremental improvements that qualify these products to meet the latest medical device safety standards (IEC 60601-1), enables us to simplify manufacturability and serviceability, upgrades components, and adds usability features for ultrasound and better positions the products internationally without raising the price to our customers.  While these are incremental improvements, we believe the cumulative effect will make the product line more attractive to the market and easier to manufacture and service.
In September 2016, we introduced the new Dynatron® 125B stand-alone ultrasound device.  This device is a successor to the Dynatron® 125 stand-alone product which was discontinued in fiscal year 2015 due to component obsolescence.  The new Dynatron® 125B incorporates the proprietary features of its predecessor but is designed to be lower cost and even more user friendly.
Also during the quarter we began shipment of our redesigned I-Box device.  The I-Box delivers electrical current to drive iontophoresis treatments.  While sale of the I-Box will not contribute materially to sales due to its low price, it will facilitate the sale of our proprietary iontophoresis electrodes.
In September 2016, we announced the appointment of David A. Wirthlin as Chief Financial Officer (CFO), effective October 11, 2016.  David succeeds Terry Atkinson, who moves to the position of Director of Accounting.
Prior to joining Dynatronics, David was the Chief Financial Officer of ArmorWorks Enterprises, LLC, a privately-held military armor technology company, from June 2004 until January 2016; he worked as a consultant to ArmorWorks at the time he joined Dynatronics.  Heavily dependent on government contracts, ArmorWorks and its subsidiary TechFiber, LLC, filed for reorganization under Chapter 11 of the Bankruptcy Code in June 2013; they were discharged from bankruptcy in December 2014 (Case nos. 2:13-bk-10332 and 10333, U.S. Bankruptcy Court for the District of Arizona).  Before going to ArmorWorks, David served as Chief Financial Officer for Integrated Information Systems, Inc. and at SkyMall, Inc., where he led the initial public offering process for each company and subsequently was directly responsible for all SEC related functions.  He also has seven years of public accounting and consulting experience at Arthur Andersen LLP.  David holds an MBA from the University of Chicago and a BS in Accounting from the University of Utah.  He is a CPA in the State of Utah (1987, inactive status). With his extensive expertise and experience as a CFO at both private and public entities, David brings significant depth to the Dynatronics' management team.
On October 24, 2016, the Audit Committee of the Board of Directors approved the engagement of Tanner LLC as the Company's independent registered public accounting firm for the Company's fiscal year ending June 30, 2017, replacing BDO USA, LLP.
Business Outlook
The strategic direction of the Company is to accelerate growth both organically and by acquisition in the coming years. We completed a $4.0 million preferred stock equity financing led by Prettybrook Partners in June 2015.  The financing significantly strengthened our balance sheet. The partnership with Prettybrook provides strategic and financial resources to increase our market and geographic footprint while helping us maintain our status as the innovative leader in rehabilitation and physical therapy products.

Our M&A strategy is focused on acquiring complementary businesses that simultaneously meet our investment criteria and enhance our product offering.  We are currently evaluating multiple acquisition opportunities and aim to execute on at least one of these in fiscal year 2017.  We believe this strategy will leverage our unique distribution channel with high quality products that will increase sales and profitability.
Our strategy is also focused on growing organically, both in the U.S. and internationally.  We have begun implementing a plan to add new dealers and sales representatives to expand our coverage across North America and into international territories.  In February 2016, we hired Jeff Gephart as our Senior Vice-President of Sales.  Jeff is an experienced sales manager in the physical therapy and rehab sector, working previously in sales for other companies competing in our market space.  Since joining Dynatronics, Jeff has successfully reorganized our sales management team, adding a new Director of International Sales, a new Eastern Region Sales Manager, and a Director of Clinical Education.  The sales organization is also a key element of our M&A integration strategy.
Dynatronics has always been a leader in product innovation and product quality.  In the current quarter, we successfully launched several new or updated products.  Key among the new products was an update of our core Dynatron Solaris® Plus product line and its companion 25 Series™ product line.  This update makes the device more manufacturable, and allows us to offer improved features and maintain pricing of the products while protecting profit margins.  Also during the quarter we introduced the new Dynatron® 125B ultrasound device.  This new device is a significant improvement over such ultrasound devices we have offered in the past.  A redesigned iontophoresis device was also released during the quarter.  While we do not expect this device to generate significant sales revenue, it allows us to sell more of our proprietary iontophoresis electrodes – a razor/razor blade sales model.  The strategy for introducing technologically updated or new products continues to be a core emphasis for the Company.  We believe fiscal year 2017 will be our most prolific year in new product introductions – both proprietary and OEM products.  The introduction of these products will reinforce our reputation as an innovator of quality products and further strengthen our position as a leader in the design and manufacture of therapeutic modalities.
As delivery of healthcare in the U.S. progresses under legislative reform, we believe there will be increasing demand for physical therapy products and services.  There is increasing pressure to find alternatives to the surgical suite.  We believe this will lead to more demand for physical therapy services as a method for avoiding, preventing or delaying the need for surgical interventions.  There are orthopedic clinics now embedding physical therapy within their offering of services in order to better address patient needs in a pre-surgical as well as post-surgical environment.  Third-party payors are also demanding better outcomes and structuring reimbursement conventions to reward practitioners who show identifiably improved outcomes.  Physical therapy has always figured prominently in the post-surgical environment to achieve the best outcomes following orthopedic surgical procedures.  With the new reimbursement paradigms, the importance of physical therapy will only increase.  The concept of "pre-habilitation" to avoid, prevent or delay surgical interventions, combined with traditional rehabilitation to achieve the best post-surgical outcomes provides a positive environment for growth of physical therapy services and products in the future.
We also service the athletic training market.  The growth of college athletics – particularly in the Power 5 conferences – is creating a demand for the best and most impressive training facilities.  We are working to tap into that demand by offering our custom designed furniture and proprietary products.
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

•
Improving gross profit margins by, among other initiatives, increasing market share of manufactured products with emphasis on our state-of-the-art Dynatron® ThermoStim probe, Dynatron Solaris® Plus and 25 Series ™   products;

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

Results of Operations
The following discussion and analysis of our financial condition and results of operations for the three months ended September 30, 2016 and 2015, should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing in Part I, Item 1 of this report, and our Annual Report on Form 10K for the fiscal year ended June 30, 2016, as amended, which includes audited financial statements for the year then ended.  Results of operations for the first fiscal quarter ended September 30, 2016, are not necessarily indicative of the results that may be achieved for the full fiscal year ending June 30, 2017.
Net Sales
Net sales increased 10.3%, rising approximately $766,000 to approximately $8.2 million for the quarter ended September 30, 2016, compared to net sales of approximately $7.4 million for the quarter ended September 30, 2015.
Sales by our sales force of direct and contract sales representatives increased approximately 20% for the quarter ended September 30, 2016, compared to the same quarter in the prior year.  Sales growth was weighted heavily toward products that we distribute as opposed to those we manufacture. We anticipate increases in higher margin manufactured products over the remainder of the fiscal year.  The increase in sales by direct sales representatives was partially offset by a reduction in sales through our network of dealers both domestically and internationally.
Gross Profit
For the quarter ended September 30, 2016, gross profit increased 11.3%, or about $284,000, to approximately $2.8 million, or 34.2% of net sales.  By comparison, gross profit for the quarter ended September 30, 2015, was approximately $2.5 million, or 33.9% of net sales. The increase in gross profit was driven primarily by the increase in sales through our direct and contract sales reps which generate higher gross profit margins than wholesale transactions with our dealer and distributor network.
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses increased 17.3%, or approximately $409,000, to approximately $2.8 million for the quarter ended September 30, 2016, compared to $2.4 million for the quarter ended September 30, 2015.  Selling and marketing expenses rose by approximately $200,000.  The factors contributing to the increase were $45,000 in higher commissions associated with the 10% increase in sales over the same quarter last year as well as $90,000 in higher personnel costs associated with hiring additional sales management to implement our strategic plans for organic growth.
General and administrative expenses increased by approximately $209,000 year over year, driven primarily by higher labor and benefits of approximately $145,000, as well as $40,000 in professional fees.  The higher labor and benefits were mostly related to expenses at our Tennessee operation where we experienced a change in top management and some restructuring of other management in the operations.

Research and Development Expenses
Research and development expenses for the quarter ended September 30, 2016, increased 5.1%, or approximately $14,000, to $279,000 from approximately $265,000 in the quarter ended September 30, 2015.  The increase was driven by an acceleration of expenses associated with new products we expect to introduce later in fiscal 2017.  R&D costs are expensed as incurred and are expected to remain approximately at present levels in the current fiscal year.
Loss Before Income Tax
Pre-tax loss for the quarter ended September 30, 2016, was approximately $286,000, compared to $187,000 for the quarter ended September 30, 2015.  The increase in pre-tax loss for the quarter was attributable to approximately $409,000 of higher SG&A expenses incurred during the period as explained above, partially offset by approximately $284,000 in increased gross profit.  The higher expenses were mostly related to implementation of strategic plans for organic growth.
Income Tax Provision (Benefit)
Income tax provision was $0 for the quarter ended September 30, 2016, compared to income tax benefit of $6,000 for the quarter ended September 30, 2015. We increased the valuation allowance on our net deferred income tax assets by approximately $102,000 for the quarter ended September 30, 2016, eliminating any tax benefit that would have otherwise been recognized.  See "Liquidity and Capital Resources – Deferred Income Tax Assets" below for more information regarding the valuation allowance and its anticipated impact on the effective tax rate for fiscal 2017.
Net Loss
Net loss was approximately $286,000 for the quarter ended September 30, 2016, compared to $182,000 for the quarter ended September 30, 2015.  The increase in net loss for the quarter was attributable to higher SG&A expenses partially offset by higher gross profit from increased net sales.
Net Loss Applicable to Common Stockholders
Net loss applicable to common stockholders was approximately $375,000 ($0.13 per share) for the quarter ended September 30, 2016, compared to $262,000 ($0.10 per share) for the quarter ended September 30, 2015.  The net loss applicable to common shareholders includes the impact of the accrued payment of approximately $89,000 of dividends to preferred stockholders for the quarter ended September 30, 2016, compared to approximately $81,000 for the quarter ended September 30, 2015.  The dividends were paid by issuing shares of our common stock pursuant to the preferred stock rights and preferences.
Liquidity and Capital Resources
We have historically financed operations through cash from operating activities, available cash reserves, and borrowings under a line of credit facility.  Working capital was $5.6 million as of September 30, 2016, inclusive of the current portion of long-term obligations and credit facilities, compared to working capital of $5.8 million as of June 30, 2016.  The current ratio was 2.3 to 1 as of September 30, 2016 and 2.5 to 1 as of June 30, 2016.
Cash and Cash Equivalents
Our cash and cash equivalents position as of September 30, 2016, was $869,000, compared to cash and cash equivalents of $966,000 as of June 30, 2016.  The primary use of cash in the three months ended September 30, 2016 was approximately $100,000 related to a combination of cash severance, principal payments, and expenses related to our Tennessee facility.
Accounts Receivable
Trade accounts receivable, net of allowance for doubtful accounts, decreased 1.9% to $3,455,000 as of September 30, 2016, from $3,524,000 as of June 30, 2016.  Trade accounts receivable represent amounts due from our customers including medical practitioners, clinics, hospitals, colleges and universities and sports teams as well as dealers and distributors that purchase our products for redistribution.  We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers.  Accounts receivable are generally collected within 30 days of the agreed terms.

Inventories
Inventories, net of reserves, increased $288,000, or 5.8%, to $5,285,000 as of September 30, 2016, compared to $4,997,000 as of June 30, 2016.  Inventory levels fluctuate based on the timing of large inventory purchases from domestic and overseas suppliers as well as increased parts related to new products being planned for introduction.  We believe that our estimate of the allowance for inventory reserves is adequate based on our historical knowledge and product sales trends.
Accounts Payable
Accounts payable increased approximately $841,000, or 43.9%, to $2,755,000 as of September 30, 2016, from approximately $1,914,000 as of June 30, 2016.  The increase in accounts payable for the three months ended Septmeber 30, 2016 was driven primarily by an increase in the average time to pay suppliers.
Line of Credit
The Company established a $1 million line of credit during the quarter ended September 30, 2016.  The outstanding balance on the line of credit as of September 30, 2016, was $0.  As of June 30, 2016, the Company did not have a bank line of credit. We believe that cash balances, cash generated from operating activities, and cash available pursuant to the line of credit will continue to be sufficient to meet our annual operating requirements.
Debt
Long-term debt, excluding current installments, decreased $47,000 to about $506,000 as of September 30, 2016, compared to approximately $553,000 as of June 30, 2016.  Our long-term debt is comprised primarily of a mortgage loan on our office and manufacturing facility in Tennessee.  The principal balance on the mortgage loan is approximately $601,000, of which approximately $506,000 is classified as long-term debt, with monthly principal and interest payments of $13,278.  Our mortgage loan matures in 2021.
In conjunction with the sale and leaseback of our corporate headquarters in August 2015, we entered into a $3.8 million capital lease for a 15-year term with an investor group.  Amortization associated with that lease is recorded on a straight line basis over 15 years.  Lease payments of approximately $28,000 are payable monthly.  Total amortization expense related to the leased building is approximately $25,000 (net of amortized gain on sale) for the quarter ended September 30, 2016.  The deferred gain on sale is being amortized over the 15-year life of the lease.  Total imputed interest related to the leased building is approximately $48,000 for the quarter ended September 30, 2016.
Deferred Income Tax Assets
A valuation allowance is required when there is significant uncertainty as to the realizability of deferred income tax assets. The ability to realize deferred income tax assets is dependent upon our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for eachtax jurisdiction.
We have determined that we do not meet the "more likely than not" threshold that deferred income tax assets will be realized. Accordingly, a valuation allowance is required.  Any reversal of the valuation allowance in future periods will favorably impact the Company's results of operations in the period of reversal.
At September 30, 2016 and June 30, 2016, we recorded a full valuation allowance against our deferred income tax assets.
Deferred income tax assets and the related valuation allowance were increased by an estimated $102,000 for the quarter ended September 30, 2016.  This resulted in no reported income tax benefit associated with the operating losses reported during the quarter ended September 30, 2016.
The Company's federal and state income tax returns for June 30, 2013, 2014, and 2015, are open tax years.

Inflation
Our revenues and net income have not been unusually affected by inflation or price increases for raw materials and parts from vendors.
Stock Repurchase Plans
We have a stock repurchase plan available to us at the discretion of the Board of Directors.  Approximately $449,000 remained of this authorization as of September 30, 2016.  No purchases have been made under this plan since September 28, 2011.
Off-Balance Sheet Arrangements
As of September 30, 2016, we had no off-balance sheet arrangements.
Critical Accounting Policies
The preparation of our financial statements requires that we make estimates and judgments.  We base these on historical experience and on other assumptions that we believe to be reasonable.  Our critical accounting policies are discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Annual Report on Form 10-K for the year ended June 30, 2016, as amended.  There have been no material changes to the critical accounting policies previously disclosed in that report.
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
Item 3.      Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to information from that presented for the year ended June 30, 2016.
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
As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 6. Exhibits
(a)	Exhibits

10.1	Severance Agreement (Larry Beardall) with Amendments (previously furnished as Exhibit 10.7 to the Company's Current Report on Form 8-K filed on September 28, 2016)

10.2	Severance Agreement (Bob Cardon) (previously furnished as Exhibit 10.8 to the Company's Current Report on Form 8-K filed on September 28, 2016)

11	Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)

31.1	Certification under Rule 13a-14(a)/15d-14(a) of principal executive officer (filed herewith)

31.2	Certification under Rule 13a-14(a)/15d-14(a) of principal financial officer (filed herewith)

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

DYNATRONICS CORPORATION
Registrant

Date November 14, 2016	/s/ Kelvyn H. Cullimore, Jr.
Kelvyn H. Cullimore, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date November 14, 2016	/s/ David A. Wirthlin
David A. Wirthlin
Chief Financial Officer
(Principal Financial and Accounting Officer)