Form 10-Q
period 2016-12-31
DYNATRONICS CORP
filed 2017-02-14
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

The number of shares outstanding of the registrant's common stock, no par value, as of February 14, 2017 is 3,036,642.

DYNATRONICS CORPORATION
FORM 10-Q
QUARTER ENDED DECEMBER 31, 2016

DYNATRONICS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	December 31, 2016	June 30, 2016

Current assets:
Cash and cash equivalents	$1,665,739	$966,183
Trade accounts receivable, less allowance for doubtful accounts of $437,123 as of December 31, 2016 and $389,050 as of June 30, 2016	3,384,968	3,523,731
Other receivables	39,501	10,946
Inventories, net	5,584,635	4,997,254
Prepaid expenses	430,751	256,735

Total current assets	11,105,594	9,754,849

Property and equipment, net	4,569,570	4,777,565
Intangible assets, net	144,783	160,123
Other assets	538,891	579,661

Total assets	$16,358,838	$15,272,198

Liabilities and Stockholders' Equity

Current liabilities:
Current portion of long-term debt	$134,351	$137,283
Current portion of capital lease	188,487	183,302
Current portion of deferred gain	150,448	150,448
Warranty reserve	151,579	152,605
Accounts payable	2,792,693	1,914,342
Accrued expenses	286,460	358,287
Accrued payroll and benefits expense	894,743	1,034,688
Income tax payable	3,961	2,895

Total current liabilities	4,602,722	3,933,850

Long-term debt, net of current portion	471,884	553,191
Capital lease, net of current portion	3,185,989	3,281,547
Deferred gain, net of current portion	1,755,225	1,830,449
Deferred rent	104,417	85,151

Total liabilities	10,120,237	9,684,188
Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value: Authorized 50,000,000 shares; 2,000,000 shares and 1,610,000 shares issued and outstanding as of December 31, 2016 and June 30, 2016, respectively	4,636,706	3,708,152
Common stock, no par value: Authorized 100,000,000 shares; 2,882,272 shares and 2,805,280 shares issued and outstanding as of December 31, 2016 and June 30, 2016, respectively	7,826,646	7,545,880
Accumulated deficit	(6,224,751)	(5,666,022)

Total stockholders' equity	6,238,601	5,588,010

Total liabilities and stockholders' equity	$16,358,838	$15,272,198

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015

Net sales	$8,713,355	$7,474,921	$16,876,089	$14,872,118
Cost of sales	5,640,048	4,797,939	11,008,094	9,684,307

Gross profit	3,073,307	2,676,982	5,867,995	5,187,811

Selling, general, and administrative expenses	2,851,236	2,469,131	5,615,594	4,824,785
Research and development expenses	309,476	253,868	588,360	519,229

Operating loss	(87,405)	(46,017)	(335,959)	(156,203)

Other income (expense):
Interest income	142	1,869	364	2,482
Interest expense	(63,550)	(77,274)	(123,092)	(157,517)
Other income, net	55,494	2,391	77,735	4,995

Net other expense	(7,914)	(73,014)	(44,993)	(150,040)

Loss before income taxes	(95,319)	(119,031)	(380,952)	(306,243)

Income tax (provision) benefit	-	(5,650)	-	-

Net loss	(95,319)	(124,681)	(380,952)	(306,243)

Deemed dividend on 8% convertible preferred stock	(375,858)	-	(375,858)	-
8% Convertible preferred stock dividend	(88,792)	(80,500)	(177,777)	(161,000)
Net loss attributable to common stockholders	$(559,969)	$(205,181)	$(934,587)	$(467,243)

Basic and diluted net loss per common share	$(0.19)	$(0.08)	$(0.33)	$(0.18)

Weighted-average common shares outstanding:

Basic	2,881,111	2,670,124	2,861,299	2,656,711
Diluted	2,881,111	2,670,124	2,861,299	2,656,711

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(380,952)	$(306,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	106,098	110,912
Amortization of intangible assets	15,340	15,340
Amortization of other assets	60,069	58,172
Amortization of building lease	125,967	125,966
Gain on sale of property and equipment	(19,252)	-
Stock-based compensation expense	102,989	29,622
Change in provision for doubtful accounts receivable	48,073	29,423
Change in provision for inventory obsolescence	42,751	3,856
Deferred gain on sale/leaseback	(75,224)	(75,224)
Change in operating assets and liabilities:
Receivables, net	62,135	299,462
Inventories, net	(630,132)	(53,029)
Prepaid expenses	(174,016)	(57,496)
Other assets	(18,799)	(15,052)
Income tax payable	1,066	(2,800)
Accounts payable and accrued expenses	684,319	(611,993)

Net cash used in operating activities	(49,568)	(449,084)

Cash flows from investing activities:
Purchase of property and equipment	(36,818)	(20,538)
Proceeds from sale of property and equipment	32,000	-

Net cash used in investing activities	(4,818)	(20,538)

Cash flows from financing activities:
Principal payments on long-term debt	(84,239)	(60,131)
Principal payments on long-term capital lease	(90,373)	(85,471)
Net change in line of credit	-	(1,176,603)
Proceeds from issuance of preferred stock, net	928,554	-

Net cash provided by (used in) financing activities	753,942	(1,322,205)

Net change in cash and cash equivalents	699,556	(1,791,827)

Cash and cash equivalents at beginning of the period	966,183	3,925,967

Cash and cash equivalents at end of the period	$1,665,739	$2,134,140

Supplemental disclosure of cash flow information:
Cash paid for interest	$124,797	$139,334
Supplemental disclosure of non-cash investing and financing activity:
Deemed dividend on 8% convertible preferred stock	$375,858	$-
8% Preferred stock dividend paid in common stock	$187,901	$161,000
Accrued compensation paid in common stock	$26,388	$-

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
December 31, 2016

NOTE 1.  PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated balance sheets as of December 31, 2016 and June 30, 2016, the condensed consolidated statements of operations for the three and six months ended December 31, 2016 and 2015 and cash flows for the six months ended December 31, 2016 and 2015, were prepared by Dynatronics Corporation (the "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the Company's financial position, results of operations and cash flows.  The results of operations for the three and six months ended December 31, 2016, are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2017.  The Company previously filed with the SEC an annual report on Form 10-K, as amended, which included audited financial statements for each of the two years ended June 30, 2016 and 2015.  It is suggested that the financial statements contained in this Form 10-Q be read in conjunction with the financial statements and notes thereto contained in the Company's most recent Form 10-K.

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

NOTE 2.  NET LOSS PER COMMON SHARE

Net loss per common share is computed based on the weighted-average number of common shares outstanding and, when appropriate, dilutive potential common stock outstanding during the period.  Stock options, convertible preferred stock and warrants are considered to be potential common stock.  The computation of diluted net loss per common share does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Basic net loss per common share is the amount of net loss for the period available to each weighted-average share of common stock outstanding during the reporting period. Diluted net loss per common share is the amount of net loss for the period available to each weighted-average share of common stock outstanding during the reporting period and to each potential common stock outstanding during the period, unless inclusion of potential common stock would have an anti-dilutive effect.

The reconciliations between the basic and diluted weighted-average number of common shares outstanding for the three and six months ended December 31, 2016 and 2015, are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Basic weighted-average number of common shares outstanding during the period	2,881,111	2,670,124	2,861,299	2,656,711
Weighted-average number of dilutive potential common stock outstanding during the period	-	-	-	-
Diluted weighted-average number of common and potential common shares outstanding during the period	2,881,111	2,670,124	2,861,299	2,656,711

Outstanding options, warrants and convertible preferred stock for common shares are not included in the computation of diluted net loss per common share, because they were anti-dilutive, for the three months ended December 31, 2016 and 2015 totaled 5,148,398 and 4,081,267, respectively, and for the six months ended December 31, 2016 and 2015 totaled 5,148,398 and 4,085,911, respectively.

NOTE 3. STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the employee's requisite service period. The Company recognized $38,757 and $14,611 in stock-based compensation expense during the three months ended December 31, 2016 and 2015, respectively, and recognized $102,989 and $29,622 in stock-based compensation expense during the six months ended December 31, 2016 and 2015, respectively.  These expenses were recorded as selling, general and administrative expenses in the condensed consolidated statements of operations.

Stock Options.  The Company maintained a 2005 equity incentive plan ("2005 Plan") for the benefit of employees. On June 29, 2015, the shareholders approved a new 2015 equity incentive plan ("2015 Plan") setting aside 500,000 shares of common stock. No additional shares or awards will be granted under the 2005 Plan. The 2015 Plan was filed with the SEC on September 3, 2015.   Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other stock-based awards may be granted under the 2015 Plan.  Awards granted under the 2015 Plan may be performance-based.  As of December 31, 2016, there were 373,404 shares of common stock authorized and reserved for issuance available for future grants under the terms of the 2015 Plan.

The following table summarizes the Company's stock option activity for the 2005 and 2015 Plans during the six-month period ended December 31, 2016.

	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of period	121,557	$3.83
Granted	32,000	2.65
Exercised	-	-
Cancelled	(2,539)	4.63
Outstanding at end of period	151,018	3.57

Exercisable at end of period	102,251	4.20

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

As of December 31, 2016, there was $290,322 of unrecognized stock-based compensation cost related to grants under the 2005 and 2015 Plans that is expected to be expensed over a weighted-average period of 6.25 years. There was $512 of intrinsic value for options outstanding as of December 31, 2016.

NOTE 4.  CONVERTIBLE PREFERRED STOCK AND COMMON STOCK WARRANTS
On December 16, 2016 the shareholders authorized an increase to the aggregate number of shares of Preferred Stock that the Company is authorized to issue from 5,000,000 shares to 50,000,000 shares.

On December 28, 2016, the Company completed a private placement with affiliates of Prettybrook Partners, LLC ("Prettybrook") and certain other purchasers (collectively with Prettybrook, the "Preferred Investors") for the offer and sale of the remaining designated 390,000 shares of the Company's Series A 8% Convertible Preferred Stock (the "Series A Preferred") in the aggregate amount of approximately $975,000. Proceeds from the private placement were recorded net of offering costs incurred. The Series A Preferred is convertible to common stock on a 1:1 basis.  A Forced Conversion can be initiated based on a formula related to share price and trading volumes as outlined in the certificate of designation of the rights and preferences of the Series A Preferred.  The dividend is fixed at 8% and is payable in either cash or common stock.  This dividend is payable quarterly and equates to an annual payment of $78,000 or equivalent value in common stock.  Certain redemption rights are attached to the Series A Preferred, but none of the redemption rights for cash are deemed outside the control of the Company. The redemption rights deemed outside the control of the Company require common stock payments or an increase in the dividend rate.  The Series A Preferred includes a liquidation preference under which Preferred Investors would receive cash equal to the stated value of their stock plus unpaid dividends.  In accordance with the terms of the sale of the Series A Preferred, the Company was required to register the underlying common shares associated with the Series A Preferred and warrants issued to the Preferred Investors in the private placement, as described below.  That registration statement was filed on Form S-3 on January 28, 2017 and amended on February 1, 2017. The registration statement became effective on February 10, 2017.

The Series A Preferred votes on an as-converted basis, one vote for each share of common stock issuable upon conversion of the Series A Preferred, provided, however, that no holder of Series A Preferred shall be entitled to cast votes for the number of shares of common stock issuable upon conversion of such Series A Preferred held by such holder that exceeds the quotient of (x) the aggregate purchase price paid by such holder of Series A Preferred for its Series A Preferred, divided by (y) the greater of (i) $2.50 and (ii) the market price of the common stock on the trading day immediately prior to the date of issuance of such holder's Series A Preferred. The market price of the common stock on the trading day immediately prior to the date of issuance of the Series A Preferred in December 2016 was $2.37 per share. Based on a $975,000 investment and a $2.37 per share price the number of potential common stock eligible for voting by Preferred Investors is 390,000.

The Preferred Investors purchased an aggregate total of 390,000 shares of Series A Preferred Stock, and received in connection with such purchase, (i) A-Warrants, exercisable by cash exercise only, to purchase 292,500 shares of common stock, and (ii) B-Warrants, exercisable by "cashless exercise", to purchase 292,500 shares of common stock after exercise of A-Warrants. The warrants are exercisable for 72 months from the date of issuance and carry a put feature in the event of a change in control.  The put right is not subject to derivative accounting as all equity holders are treated the same in the event of a change in control.

Shareholders originally authorized the issuance of 2,000,000 shares of the Series A Preferred stock in June, 2015 and 1,610,000 of those shares were issued in June 2015, leaving 390,000 available for future issuance.  Those remaining 390,000 shares were issued in December 2016 as described in this Note 4.  The only difference between the Series A Preferred issued in June 2015 and the Series A Preferred issued in December 2016 is that the formula determining voting rights for the Series A Preferred issued in June 2015 indicated a cutback in the voting power of those shares whereas the Series A Preferred issued in December 2016 were not subject to any cutback.  For information regarding the original issuance of the Series A Preferred in June 2015 please see the 10K filed for fiscal year ended June 30, 2016.

The Series A Preferred stock includes a conversion right at a price that creates an embedded beneficial conversion feature.  A beneficial conversion feature arises when the conversion price of a convertible instrument is below the per share fair value of the underlying stock into which it is convertible. The conversion price is 'in the money' and the holder realizes a benefit to the extent of the price difference. The issuer of the convertible instrument realizes a cost based on the theory that the intrinsic value of the price difference (i.e., the price difference times the number of shares received upon conversion) represents an additional financing cost. The conversion rights associated with the Series A Preferred issued by the Company do not have a stated life and, therefore, all of the beneficial conversion feature amount of $375,858 was recorded as dividends on the same date the preferred shares were issued.  The $375,858 dividend is added to the net loss to arrive at the net loss applicable to common stockholders for purposes of calculating loss per share for the three and six months ended December 31, 2016.

NOTE 5.  COMMON STOCK

On December 16, 2016 the shareholders authorized an increase to the aggregate number of shares of Common Stock that the Company is authorized to issue from 50,000,000 shares to 100,000,000 shares.
NOTE 6.  COMPREHENSIVE LOSS

For the three and six months ended December 31, 2016 and 2015, comprehensive loss was equal to the net loss as presented in the accompanying condensed consolidated statements of operations.

NOTE 7.  INVENTORIES

Inventories consisted of the following:

	December 31, 2016	June 30, 2016
Raw materials	$2,144,961	$2,059,048
Finished goods	3,898,183	$3,353,964
Inventory obsolescence reserve	(458,509)	(415,758)
	$5,584,635	4,997,254

NOTE 8.  RELATED-PARTY TRANSACTIONS

The Company currently leases office and warehouse space in Detroit, Michigan and Hopkins, Minnesota from two shareholders and former independent distributors on an annual basis under operating lease arrangements. Management believes the lease agreements are on an arms-length basis and the terms are equal to or more favorable than would be available to the Company from third parties. The expense associated with these related-party transactions totaled $17,700 for the three months ended December 31, 2016 and 2015, and $35,400 for the six months ended December 31, 2016 and 2015.

Certain officers and directors of the Company participated as investors in the private placement of the Company's Series A Preferred in December 2016 (see Note 4).  The terms of the offering were reviewed and approved by the disinterested members of the Company's Board of Directors who did not invest in the private placement and who do not own any shares of Series A Preferred. Details of the private placement were included in the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2017.
NOTE 9.  LINE OF CREDIT
There was no outstanding balance on the line of credit as of December 31, 2016, or as of June 30, 2016. The $1.0 million line of credit was effective September 21, 2016. Interest on the line of credit is based on the prime rate plus 5%.  It is collateralized by inventory and accounts receivable.  Borrowing limitations are based on 85% of eligible accounts receivable and $700,000 of eligible inventory.  The current borrowing base on the line of credit would be approximately $3.3 million.  Presently the line of credit is on stand-by status.  The Company pays $2,000 per month as a minimum access fee to the line of credit.  If the Company determines to activate the line it is required to provide the lender with 45 days' notice of intent to begin borrowing.  The line of credit has a maturity date of September 21, 2017.  The line of credit has no negative loan covenants, however, once the line of credit is activated there are affirmative covenants to provide regular accounts receivable reports and financial statements.

NOTE 10.  RECENT ACCOUNTING PRONOUNCEMENTS
In November 2016, the Financial Accounting Standards Board (or FASB) issued Accounting Standards Update (ASU) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this update are intended to clarify the diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendment in this update applies to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flow under Topic 230. The amendment in this update is effective for public entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect of this amendment on its consolidated financial position, results of operations and related disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. Historically, there has been a diversity in practice in how certain cash receipts/payments are presented and classified in the statement of cash flows under Topic 230. To reduce the existing diversity in practice, this update addresses the eight cash flow issues as listed in the pronouncement. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect of this update on its consolidated financial position, results of operations and related disclosures.

NOTE 11.  SUBSEQUENT EVENTS

On January 5, 2017, the Company issued 37,784 shares of common stock as payment for the accrued preferred stock dividend.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
Dynatronics Corporation ("Company," "Dynatronics," "we") designs, manufactures, distributes, markets and sells physical medicine and rehabilitation products.  We offer a broad line of medical equipment including therapy devices, medical supplies and soft goods, treatment tables and rehabilitation equipment.  We market and sell our products primarily to physical therapists, chiropractors, athletic trainers and sports medicine practitioners.  We operate on a fiscal year ending June 30.  For example, reference to fiscal year 2017 refers to the year ending June 30, 2017.
Recent Events
In December 2016, we received gross proceeds of $975,000 pursuant to a private placement of our Series A 8% Convertible Preferred Stock ("Series A Preferred") to accredited investors led by affiliates of Prettybrook Partners, LLC ("Prettybrook").  The financing provides us with additional capital for operations and to promote organic growth and pursue potential strategic acquisitions.  Our goal is to transform Dynatronics into a platform for growth, both organically and through tactical and carefully-planned acquisitions to capitalize on important healthcare trends and to accelerate the Company's growth.  In connection with the private placement, we issued Prettybrook and the other accredited investors (collectively, the "Preferred Investors") a total of 390,000 shares of Series A Preferred and warrants to purchase a total of 585,000 shares of common stock.  In addition to Prettybrook, certain of our officers and directors also participated as Preferred Investors in the private placement, as described in Notes 4 and 8 to the unaudited condensed consolidated financial statements included in this report under Part I, Item 1.
The Series A Preferred is convertible into common stock, one share of common stock for each share of Series A Preferred.  The Series A Preferred votes on an as-converted basis, one vote for each share of common stock into which it may be converted, subject to other terms and limitations under the Certificate Designating the Preferences, Rights and Limitations of Series A 8% Convertible Preferred Stock ("Certificate of Designation") and applicable rules of The Nasdaq Capital Market.  In 2015, the Board of Directors designated 2,000,000 shares of the Company's previously authorized and unissued preferred stock as Series A Preferred, with the rights and preferences enumerated in the Certificate of Designation.  In 2015, we sold and issued 1,610,000 shares of the 2,000,000 shares of Series A Preferred for proceeds of $4,025,000 in a private placement to accredited investors, including Prettybrook.
Business Outlook
The strategic direction of the Company is to accelerate growth both organically and by acquisition. The private placement of $4,025,000 of Series A Preferred led by Prettybrook in June 2015 and the private placement of $975,000 of Series A Preferred in December 2016 are part of this strategic plan.  These financings significantly strengthened our balance sheet, provided working capital and enabled the repayment of debt.  We believe the close relationship with Prettybrook provides the Company with strategic and financial resources to increase our market and geographic footprint while helping us maintain our status as an innovative leader in rehabilitation and physical therapy products.
Our mergers and acquisition ("M&A") strategy is focused on acquiring complementary businesses that simultaneously meet our investment criteria and enhance our product offering.  We are currently evaluating multiple acquisition opportunities and aim to execute on at least one of these in 2017.  We believe this strategy will leverage our unique distribution channel with high quality products that will increase sales and profitability.
Our strategy is also focused on growing organically, both in the U.S. and internationally.  We previously began implementing a plan to add new dealers and sales representatives to expand our coverage across North America and into international territories.  In February 2016, we hired a new Senior Vice-President of Sales experienced in the physical therapy and rehab sector. We have reorganized our sales management team, adding a new Director of International Sales, a new Eastern Region Sales Manager, and a Director of Clinical Education.  The sales organization is also a key element of our M&A integration strategy.

Dynatronics continues to be a leader in product innovation and product quality.  During the quarter ended September 30, 2016, we successfully launched several new or updated products.  The strategy for introducing technologically updated or new products continues to be a core emphasis for the Company.  We believe fiscal year 2017 will be one of our most prolific years in new product introductions – including both proprietary and OEM products.  We expect that the introduction of these products will reinforce our reputation as an innovator of quality products and further strengthen our position as a leader in the design and manufacture of therapeutic modalities.
As delivery of healthcare in the U.S. progresses under legislative reform, we believe there will be increasing demand for rehabilitation and physical therapy products and services.  There is increasing pressure to find alternatives to the surgical suite.  We believe this will lead to more demand for physical therapy services as a method for avoiding, preventing or delaying the need for surgical interventions.  There are orthopedic clinics now embedding physical therapy within their offering of services in order to better address patient needs in a pre-surgical as well as post-surgical environment.  Third-party payers are also demanding better outcomes and structuring reimbursement conventions to reward practitioners who show identifiably improved outcomes.  Physical therapy has always figured prominently in the post-surgical environment to achieve the best outcomes following orthopedic surgical procedures.  With the new reimbursement paradigms, the importance of physical therapy will only increase.  The concept of "pre-habilitation" to avoid, prevent or delay surgical interventions, combined with traditional rehabilitation to achieve the best post-surgical outcomes provides a positive environment for growth of physical therapy services and products in the future.
We also service the athletic training market.  The growth of college athletics – particularly in the "Power Five" conferences – is creating a demand for the best and most impressive training facilities.  We are working to tap into that demand by offering our custom designed furniture and proprietary products.
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

•
Improving gross profit margins by, among other initiatives, increasing market share of manufactured products with emphasis on our state-of-the-art Dynatron® ThermoStim probe, Dynatron Solaris® Plus and 25 Series™ products as well as the new OEM products from a European Manufacturer previously mentioned.

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

•
Exploring strategic business acquisitions.  This will leverage and complement our competitive strengths, increase market reach and allow us to ultimately  broaden our footprint in the physical medicine markets;

•	Attending strategic conferences to make investors aware of our strategic plans, attract new capital to support the business development strategy and identify other acquisition targets.

Results of Operations
The following discussion and analysis of our financial condition and results of operations for the three and six months ended December 31, 2016, should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing in Part I, Item 1 of this report, and our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, as amended, which includes audited financial statements for the year then ended.  Results of operations for the second fiscal quarter and six months ended December 31, 2016, are not necessarily indicative of the results that may be achieved for the full fiscal year ending June 30, 2017.
Net Sales
Net sales increased 16.6% rising $1.2 million to approximately $8.7 million for the quarter ended December 31, 2016, compared to net sales of approximately $7.5 million for the quarter ended December 31, 2015.  Net sales increased $2.0 million or 13.5% to approximately $16.9 million for the six months ended December 31, 2016, compared to net sales of approximately $14.9 million for the corresponding period ended December 31, 2015. The increase in net sales was attributable primarily to a 53% increase in sales of distributed capital equipment (capital equipment manufactured by others) for the quarter ended December 31, 2016, compared to the same period the prior year, and a 43% increase for the comparative six months then ended.  Much of this increase in distributed capital equipment is the result of increased sales in the long term care markets which has been a focus for the Company this past year.  We anticipate increases in higher margin manufactured products over the remainder of the fiscal year.
Gross Profit
For the quarter ended December 31, 2016, gross profit increased $396,000 or about 14.8% to approximately $3.1 million, or 35.3% of net sales.  By comparison, gross profit for the quarter ended December 31, 2015 was approximately $2.7 million, or 35.8% of net sales.  For the six months ended December 31, 2016, gross profit increased $680,000 or about 13.1% to approximately $5.9 million, or 34.8% of net sales, compared to gross profit for the six months ended December 31, 2015 of approximately $5.2 million, or 34.9% of net sales.  The increase in gross profit was driven by the increase in sales.
As noted above, the sales increases were heavily weighted toward distributed capital products which typically carry a lower overall margin than the combined margin of all products we sell, manufactured and distributed.  The increase in sales of distributed capital products is a factor in the resulting slightly lower gross profit margins for the three and six month periods compared to prior year periods.  Management's plans for increasing gross profits include focusing sales on the Company's proprietary therapeutic devices which are primarily sold by our sales representatives and carry higher gross margins in general.  This will be partially accomplished through the introduction of new products in the last six months of the fiscal year.
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses increased 15.5%, or approximately $382,000, to approximately $2.9 million for the quarter ended December 31, 2016, compared to $2.5 million for the quarter ended December 31, 2015.  SG&A expenses for the six months ended December 31, 2016 increased 16.4%, or approximately $791,000, to approximately $5.6 million compared to approximately $4.8 million for the six months ended December 31, 2015, for the reasons explained below.
Selling and marketing expenses for the quarter ended December 31, 2016, in comparison to the same period of the prior year, rose approximately $232,000, including $98,000 in higher sales commissions associated with the 16.6% increase in sales, $75,000 in higher personnel costs associated with hiring additional sales management to implement our strategic plans for organic growth, and $32,000 associated with our digital marketing program. For the six months ended December 31, 2016, compared to the same period of 2015, selling and marketing expenses rose approximately $437,000, including $174,000 in higher commissions associated with the 13.5% increase in sales, $174,000 in higher personnel costs associated with hiring additional sales management to implement our strategic plans for growth, and $54,000 associated with our digital marketing program.
General and administrative expenses for the quarter ended December 31, 2016 in comparison to the same quarter of 2015, increased by approximately $150,000, driven primarily by higher labor and benefits of approximately $131,000.  For the six months ended December 31, 2016, general and administrative expenses increased approximately $354,000 year over year, driven primarily by higher labor and benefits of approximately $298,000.  The higher labor and benefits were mostly related to expenses at our Tennessee operation. Management changes at that facility are targeted to return labor expenses to more historical norms through the last six months of the fiscal year.

Research and Development Expenses
Research and development ("R&D") expenses for the quarter ended December 31, 2016 increased 21.9%, or approximately $56,000, to $309,000 compared to approximately $254,000 in the quarter ended December 31, 2015.  Research and development expenses for the six months ended December 31, 2016 increased 13.3%, or approximately $69,000, to $588,000 compared to $519,000 in the six months ended December 31, 2015. The increases are attributable to an acceleration of activities associated with new products introduced or yet to be introduced in fiscal 2017.  New product development is an important part of our strategy to capture market share and increase sales.  Research and development costs are expensed as incurred and are expected to remain approximately at present levels in the current fiscal year.
Income (Loss) Before Income Tax
Pre-tax loss for the quarter ended December 31, 2016 was approximately $95,000 compared to $119,000 for the quarter ended December 31, 2015.  Pre-tax loss for the six months ended December 31, 2016 was approximately $381,000 compared to $306,000 for the six months ended December 31, 2015.  The decrease in pre-tax loss for the current year quarter was primarily attributable to approximately $396,000 of higher gross profit and $65,000 of decreased net other expense, mostly offset by $382,000 in higher SG&A and $56,000 in higher R&D expenses.  The increase in pre-tax loss for the six months ended December 31, 2016 similarly was attributable to $791,000 higher SG&A expenses and $69,000 higher R&D expenses, offset by $680,000 in higher gross profit on higher sales and $105,000 of decreased net other expense.  The higher SG&A expenses were mostly related to implementation of strategic plans for organic growth and potential acquisition activity.
Income Tax Provision (Benefit)
Income tax provision was $0 for both the quarter and six months ended December 31, 2016, respectively.  This compares to income tax provision of $6,000 and $0 for the quarter and six months ended December 31, 2015, respectively. We increased the valuation allowance on our net deferred income tax assets by approximately $47,000 and $149,000 for the quarter and six months ended December 31, 2016, respectively, eliminating any tax benefit that would have otherwise been recognized.  See "Liquidity and Capital Resources – Deferred Income Tax Assets" below for more information regarding the valuation allowance and its anticipated impact on the effective tax rate for fiscal 2017.
Net Loss
Net loss was approximately $95,000 for the quarter ended December 31, 2016, compared to a net loss of $125,000 for the quarter ended December 31, 2015.  Net loss was approximately $381,000 for the six months ended December 31, 2016, compared to $306,000 for the six month period ended December 31, 2015.  The decrease in net loss for the quarter was primarily attributable to higher gross profit from increased sales, partially offset by higher SG&A and R&D.  The increase in net loss for the six months ended December 31, 2016 was driven primarily by higher SG&A and R&D costs offset partially by higher gross profit on higher sales.
Net Loss Applicable to Common Stockholders
Net loss applicable to common stockholders was approximately $560,000 ($0.19 per share) for the quarter ended December 31, 2016, compared to $205,000 ($0.08 per share) for the quarter ended December 31, 2015.  Net loss applicable to common stockholders was approximately $935,000 ($0.33 per share) for the six months ended December 31, 2016, compared to $467,000 ($0.18 per share) for the six months ended December 31, 2015.  The higher net loss applicable to common stockholders for the period ended December 31, 2016 is primarly due to the beneficial conversion feature associated with the issuance of the 390,000 shares of Series A Preferred in December 2016, reflecting the difference between the conversion price of the 390,000 shares of Series A Preferred Stock, adjusted in compliance with accounting rules and the actual trading price of the Company's common stock into which the Series A Preferred is convertible on the date of the transaction, December 28, 2016.  That beneficial conversion feature totaled approximately $376,000 and is reported as a one-time non-cash dividend in the quarter ended December 31, 2016. The net loss applicable to common stockholders also includes the impact of the accrued payment of dividends to holders of the Series A Preferred, which totaled approximately $89,000 for the quarter ended December 31, 2016 and $178,000 for the six months ended December 31, 2016.  Accrued payment of preferred dividends for the quarter ended December 31, 2015 were $81,000, and totaled $161,000 for the six months ended December 31, 2015.  We paid all of the dividends by issuing shares of our common stock except for dividends of $640 on the shares issued December 28, 2016, which were paid in cash subsequent to December 31, 2016.

Liquidity and Capital Resources
We have historically financed operations through cash from operations, available cash reserves, borrowings under a line of credit facility, and sales of equity securities. Capital for future acquisitions will be provided by a combination of debt and equity offerings. Working capital was $6.5 million as of December 31, 2016, inclusive of the current portion of long-term obligations and credit facilities, compared to working capital of $5.8 million as of June 30, 2016.  The current ratio was 2.4 to 1 as of December 31, 2016 and 2.5 to 1 as of June 30, 2016.
Cash and Cash Equivalents
Our cash and cash equivalents position as of December 31, 2016, was $1,666,000 compared to cash and cash equivalents of $966,000 as of June 30, 2016.  The primary source of cash in the six months ended December 31, 2016 was net proceeds of approximately $929,000 from the sale of Series A Preferred in December 2016.
Accounts Receivable
Trade accounts receivable, net of allowance for doubtful accounts, decreased 3.9% to $3,385,000 as of December 31, 2016, from $3,524,000 as of June 30, 2016.  Trade accounts receivable represent amounts due from our customers including medical practitioners, clinics, hospitals, colleges and universities and sports teams as well as dealers and distributors that purchase our products for redistribution.  We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with these customers.  Accounts receivable are generally collected within approximately 30 days of invoicing.
Inventories
Inventories, net of reserves, increased $588,000, or 11.8%, to $5,585,000 million as of December 31, 2016, compared to $4,997,000 as of June 30, 2016.  Inventory levels fluctuate based on the timing of large inventory purchases from domestic and overseas suppliers as well as increased parts related to new products being planned for introduction.  We believe that our estimate of the allowance for inventory reserves is adequate based on our historical knowledge and product sales trends.
Accounts Payable
Accounts payable increased approximately $878,000, or 45.9%, to $2,793,000 as of December 31, 2016, from approximately $1,914,000 as of June 30, 2016.  The increase in accounts payable for the six months ended December 31, 2016 was primarily related to an increase in the average time to pay suppliers.
Line of Credit
We established a $1.0 million line of credit during the quarter ended September 30, 2016.  The outstanding balance on the line of credit as of December 31, 2016, was $0.  As of June 30, 2016, we did not have a bank line of credit. We believe that cash balances, cash generated from operating activities, and cash available pursuant to the line of credit will continue to be sufficient to meet our annual operating requirements.

Debt
Long-term debt, excluding current installments, decreased $81,000 to about $472,000 as of December 31, 2016, compared to approximately $553,000 as of June 30, 2016.  Our long-term debt is comprised primarily of a mortgage loan on our office and manufacturing facility in Tennessee.  The principal balance on the mortgage loan is approximately $571,000, of which approximately $444,000 is classified as long-term debt, with monthly principal and interest payments of $13,278.  Our mortgage loan matures in 2021.
In conjunction with the sale and leaseback of our corporate headquarters in August 2014, we entered into a $3.8 million capital lease for a 15-year term with an investor group.  Amortization associated with that lease is recorded on a straight line basis over 15 years.  Lease payments of approximately $28,000 are payable monthly.  Total amortization expense related to the leased building is approximately $25,000 and $50,000 (both net of amortized gain on sale) for the quarter and six months ended December 31, 2016, respectively.  The deferred gain on sale is being amortized over the 15-year life of the lease.  Total imputed interest related to the leased building is approximately $48,000 and $96,000 for the quarter and six months ended December 31, 2016, respectively.
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
At December 31, 2016 and June 30, 2016, we recorded a full valuation allowance against our net deferred income tax assets.
Deferred income tax assets and the related valuation allowance were increased by an estimated $47,000 and $149,000 for the quarter and six months ended December 31, 2016, respectively.  This resulted in no reported income tax benefit associated with the operating losses reported during the quarter and six months ended December 31, 2016.
The Company's federal and state income tax returns for June 30, 2014, 2015, and 2016 are open tax years.
Inflation
Our revenues and net income have not been unusually affected by inflation or price increases for raw materials and parts from vendors.
Off-Balance Sheet Arrangements
None
Critical Accounting Policies
The preparation of our financial statements requires that we make estimates and judgments.  We base these on historical experience and on other assumptions that we believe to be reasonable.  Our critical accounting policies are discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended June 30, 2016, as amended.  There have been no material changes to the critical accounting policies previously disclosed in that report.

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
Item 4.  Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 5.  Other Information
At the Annual Meeting of Shareholders of the Company held December 16, 2016, our shareholders approved resolutions increasing the authorized capital of the Company to 150,000,000 shares. Those shares consist of (a) 50,000,000 shares of preferred stock, no par value, of which 2,000,000 shares are designated as Series A Preferred (all of which are presently issued and outstanding); and (b) 100,000,000 shares of Common Stock, no par value, of which 3,036,642 shares are issued and outstanding as of February 14, 2017. The shareholders also authorized our Board of Directors to adopt and cause to be filed with the Utah Division of Corporations and Commercial Code (the "Division") amended and restated articles of incorporation as provided by the Utah Revised Business Corporations Act, as amended.  On January 26, 2017, we filed "Amended and Restated Articles of Incorporation" with the Division to effect the increase in authorized capital approved by the shareholders.  We previously reported the results of the vote of the shareholders on this and other matters at the Annual Meeting of Shareholders in our Current Report on Form 8-K, filed with the SEC on December 21, 2016.  The Amended and Restated Articles of Incorporation were included as an exhibit to our registration statement on Form S-3, filed with the SEC on January 28, 2017 (effective February 10, 2017) in connection with the registration rights granted to the Preferred Investors in the private placement of the Series A Preferred in December 2016, as discussed above.
Item 6.  Exhibits
(a) Exhibits
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-3, Reg. No. 333- 215800, filed January 27, 2017)

10.1	Securities Purchase Agreement dated effective December 28, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 3, 2017)

11	Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)

31.1	Certification under Rule 13a-14(a)/15d-14(a) of principal executive officer (filed herewith)

31.2	Certification under Rule 13a-14(a)/15d-14(a) of principal financial officer (filed herewith)

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DYNATRONICS CORPORATION

Registrant
Date February 14, 2017	/s/ Kelvyn H. Cullimore, Jr.
Kelvyn H. Cullimore, Jr.
President and Chief Executive Officer

(Principal Executive Officer)
Date February 14, 2017	/s/ David A. Wirthlin
David A. Wirthlin
Chief Financial Officer
(Principal Financial and Accounting Officer)