Form 10-Q
period 2017-03-31
DYNATRONICS CORP
filed 2017-05-15
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant's common stock, no par value, as of May 15, 2017 is 3,683,090.

DYNATRONICS CORPORATION
FORM 10-Q
QUARTER ENDED MARCH 31, 2017

DYNATRONICS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	March 31, 2017	June 30, 2016

Current assets:
Cash and cash equivalents	$3,352,694	$966,183
Trade accounts receivable, less allowance for doubtful accounts of $459,700 as of March 31, 2017 and $389,050 as of June 30, 2016	2,925,080	3,523,731
Other receivables	29,793	10,946
Inventories, net	5,783,327	4,997,254
Prepaid expenses	221,013	256,735
Prepaid income taxes	1,072	-

Total current assets	12,312,979	9,754,849

Property and equipment, net	4,578,087	4,777,565
Intangible assets, net	137,113	160,123
Other assets	693,408	580,161

Total assets	$17,721,587	$15,272,698

Liabilities and Stockholders' Equity

Current liabilities:
Current portion of long-term debt	$150,894	$137,283
Current portion of capital lease	191,134	183,302
Current portion of deferred gain	150,448	150,448
Line of credit	2,540,073	-
Warranty reserve	153,042	152,605
Accounts payable	2,489,795	1,914,342
Accrued expenses	322,373	358,787
Accrued payroll and benefits expense	537,056	1,034,688
Income tax payable	-	2,895

Total current liabilities	6,534,815	3,934,350

Long-term debt, net of current portion	497,019	553,191
Capital lease, net of current portion	3,137,202	3,281,547
Deferred gain, net of current portion	1,717,613	1,830,449
Deferred rent	113,501	85,151

Total liabilities	12,000,150	9,684,688
Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value: Authorized 50,000,000 shares; 2,000,000 shares and 1,610,000 shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively	4,636,706	3,708,152
Common stock, no par value: Authorized 100,000,000 shares; 3,047,345 shares and 2,805,280 shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively	8,174,434	7,545,880
Accumulated deficit	(7,089,703)	(5,666,022)

Total stockholders' equity	5,721,437	5,588,010

Total liabilities and stockholders' equity	$17,721,587	$15,272,698

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016

Net sales	$7,715,955	$7,408,990	$24,592,043	$22,281,107
Cost of sales	5,014,175	4,922,570	16,022,269	14,606,877

Gross profit	2,701,780	2,486,420	8,569,774	7,674,230

Selling, general, and administrative expenses	3,153,257	2,620,238	8,768,851	7,445,023
Research and development expenses	230,594	249,995	818,954	769,223

Operating loss	(682,071)	(383,813)	(1,018,031)	(540,016)

Other income (expense):
Interest income	124	175	488	2,658
Interest expense	(74,992)	(71,690)	(198,084)	(229,207)
Other income, net	2,208	4,640	79,943	9,635

Net other expense	(72,660)	(66,875)	(117,653)	(216,914)

Loss before income taxes	(754,731)	(450,688)	(1,135,684)	(756,930)

Income tax (provision) benefit	-	-	-	-

Net loss	(754,731)	(450,688)	(1,135,684)	(756,930)

Deemed dividend on 8% convertible preferred stock	-	-	(375,858)	-
8% Convertible preferred stock dividend	(93,979)	(80,500)	(271,756)	(241,500)
Net loss attributable to common stockholders	$(848,710)	$(531,188)	$(1,783,298)	$(998,430)

Basic and diluted net loss per common share	$(0.28)	$(0.19)	$(0.61)	$(0.37)

Weighted-average common shares outstanding:

Basic	3,022,443	2,731,282	2,914,229	2,681,493
Diluted	3,022,443	2,731,282	2,914,229	2,681,493

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,135,684)	$(756,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	161,961	168,439
Amortization of intangible assets	23,010	25,912
Amortization of other assets	92,323	38,529
Amortization of building lease	188,950	188,950
Gain on sale of property and equipment	(19,252)	-
Stock-based compensation expense	171,798	81,075
Change in provision for doubtful accounts receivable	70,650	(50,558)
Change in provision for inventory obsolescence	7,028	18,422
Deferred gain on sale/leaseback	(112,836)	(112,836)
Change in operating assets and liabilities:
Receivables, net	509,154	58,447
Inventories, net	(793,101)	35,108
Prepaid expenses	35,722	47,192
Other assets	(205,570)	22,880
Income tax payable	(3,967)	269,826
Accounts payable and accrued expenses	255,194	(706,208)

Net cash used in operating activities	(754,620)	(671,752)

Cash flows from investing activities:
Purchase of property and equipment	(164,181)	(44,152)
Proceeds from sale of property and equipment	32,000	-

Net cash used in investing activities	(132,181)	(44,152)

Cash flows from financing activities:
Principal payments on long-term debt	(42,561)	(92,631)
Principal payments on long-term capital lease	(136,513)	(129,107)
Net change in line of credit	2,540,073	(1,909,919)
Proceeds from issuance of preferred stock, net	928,554	-
Preferred stock dividends paid in cash	(16,241)	-

Net cash provided by (used in) financing activities	3,273,312	(2,131,657)

Net change in cash and cash equivalents	2,386,511	(2,847,561)

Cash and cash equivalents at beginning of the period	966,183	3,925,967

Cash and cash equivalents at end of the period	$3,352,694	$1,078,406

Supplemental disclosure of cash flow information:
Cash paid for interest	$198,572	$247,545
Supplemental disclosure of non-cash investing and financing activity:
Deemed dividend on 8% convertible preferred stock	$375,858	$-
8% Preferred stock dividend paid in common stock	$276,693	$241,500
Accrued severance paid in common stock	$185,000	$-

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
March 31, 2017

NOTE 1.  PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated balance sheets as of March 31, 2017 and June 30, 2016, the condensed consolidated statements of operations for the three and nine months ended March 31, 2017 and 2016, and condensed consolidated statements of cash flows for the nine months ended March 31, 2017 and 2016, were prepared by Dynatronics Corporation (the "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the Company's financial position, results of operations and cash flows.  The results of operations for the three and nine months ended March 31, 2017, are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2017.  The Company previously filed with the SEC an annual report on Form 10-K, as amended, which included audited financial statements for each of the two years ended June 30, 2016 and 2015.  It is suggested that the financial statements contained in this Form 10-Q be read in conjunction with the financial statements and notes thereto contained in the Company's most recent Form 10-K, as amended.

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

Basic net loss per common share is the amount of net loss for the period available to each weighted-average share of common stock outstanding during the reporting period. Diluted net loss per common share is the amount of net loss for the period available to each weighted-average share of common stock outstanding during the reporting period and to each share of potential common stock outstanding during the period, unless inclusion of potential common stock would have an anti-dilutive effect.

The reconciliations between the basic and diluted weighted-average number of common shares outstanding for the three and nine months ended March 31, 2017 and 2016, are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Basic weighted-average number of common shares outstanding during the period	3,022,443	2,731,282	2,914,229	2,681,493
Weighted-average number of dilutive potential common stock outstanding during the period	-	-	-	-
Diluted weighted-average number of common and potential common shares outstanding during the period	3,022,443	2,731,282	2,914,229	2,681,493

Outstanding options, warrants and convertible preferred stock for common shares not included in the computation of diluted net loss per common share because they were anti-dilutive totaled 5,165,008 and 4,167,814 for the three months ended March 31, 2017 and 2016, respectively, and 5,165,798 and 4,167,814 for the nine months ended March 31, 2017 and 2016, respectively.

NOTE 3. STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the employee's requisite service period. The Company recognized $68,809 and $51,453 in stock-based compensation expense during the three months ended March 31, 2017 and 2016, respectively, and recognized $171,798 and $81,075 in stock-based compensation expense during the nine months ended March 31, 2017 and 2016, respectively.  These expenses were recorded as selling, general and administrative expenses in the condensed consolidated statements of operations.

Stock Options.  The Company maintained a 2005 equity incentive plan ("2005 Plan") for the benefit of employees. On June 29, 2015, the shareholders approved a new 2015 equity incentive plan ("2015 Plan") setting aside 500,000 shares of common stock for awards to eligible participants. No additional shares or awards will be granted under the 2005 Plan. The 2015 Plan was filed with the SEC on September 3, 2015.   Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other stock-based awards may be granted under the 2015 Plan.  Awards granted under the 2015 Plan may be performance-based.  As of March 31, 2017, there were 307,221 shares of common stock authorized and reserved for issuance available for future grants under the terms of the 2015 Plan.

The following table summarizes the Company's stock option activity under the 2005 and 2015 Plans during the nine-month period ended March 31, 2017:

	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of period	121,557	$3.57
Granted	49,500	2.83
Exercised	-	-
Cancelled	(2,639)	4.63
Outstanding at end of period	168,418	3.33

Exercisable at end of period	75,901	$4.47

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

As of March 31, 2017, there was $267,641 of unrecognized stock-based compensation cost related to grants under the 2005 and 2015 Plans that is expected to be expensed over a weighted-average period of 4.97 years. There was $1,817 of intrinsic value for options outstanding as of March 31, 2017.

NOTE 4.  CONVERTIBLE PREFERRED STOCK AND COMMON STOCK WARRANTS
On December 16, 2016 the shareholders approved an increase to the aggregate number of shares of preferred stock that the Company is authorized to issue from 5,000,000 shares to 50,000,000 shares.

On December 28, 2016, the Company completed a private placement with affiliates of Prettybrook Partners, LLC ("Prettybrook") and certain other purchasers (collectively with Prettybrook, the "Preferred Investors") for the offer and sale of the remaining designated 390,000 shares of the Company's Series A 8% Convertible Preferred Stock (the "Series A Preferred") for gross proceeds of approximately $975,000. Proceeds from the private placement were recorded net of offering costs incurred. The Series A Preferred is convertible to common stock on a 1:1 basis.  A forced conversion can be initiated based on a formula related to share price and trading volumes as outlined in the Certificate Designating the Preferences, Rights and Limitations of the Series A Preferred ("Series A Designation").  The dividend is fixed at 8% and is payable in either cash or common stock subject to conditions contained in the Series A Designation.  This dividend is payable quarterly and equates to an annual payment of $400,000 in cash or a value in common stock based on the trading price of the stock on the date the dividend is declared.  Certain redemption rights are attached to the Series A Preferred, but none of the redemption rights for cash are deemed outside the control of the Company. The redemption rights deemed outside the control of the Company require common stock payments or an increase in the dividend rate.  The Series A Preferred includes a liquidation preference under which Preferred Investors would receive cash equal to the stated value of their stock plus unpaid dividends.  In accordance with the terms of the sale of the Series A Preferred, the Company was required to register the underlying common shares associated with the Series A Preferred and the Series A Warrants issued to the Preferred Investors in the private placement, as described below.  That registration statement was filed on Form S-3 on January 28, 2017 and amended on February 1, 2017. The registration statement became effective on February 10, 2017.

The Series A Preferred votes on an as-converted basis, one vote for each share of common stock issuable upon conversion of the Series A Preferred, provided, however, that no holder of Series A Preferred shall be entitled to cast votes for the number of shares of common stock issuable upon conversion of such Series A Preferred held by such holder that exceeds the quotient of (x) the aggregate purchase price paid by such holder of Series A Preferred for its Series A Preferred, divided by (y) the greater of (i) $2.50 and (ii) the market price of the common stock on the trading day immediately prior to the date of issuance of such holder's Series A Preferred. The market price of the common stock on the trading day immediately prior to the date of issuance of the Series A Preferred in December 2016 was $2.37 per share. Based on a $975,000 investment at $2.50 per share and a $2.37 per share market price, the number of shares of potential common stock eligible for voting by the Preferred Investors is 390,000.

The Preferred Investors purchased a total of 390,000 shares of Series A Preferred, and received in connection with such purchase common stock purchase warrants (collectively, the "Series A Warrants"); (i) A-Warrants, exercisable by cash exercise only, to purchase 292,500 shares of common stock, and (ii) B-Warrants, exercisable by "cashless exercise", to purchase 292,500 shares of common stock, but only after exercise of holder's A-Warrants. The Series A Warrants are exercisable for 72 months from the date of issuance and carry a put feature in the event of a change in control.  The put right is not subject to derivative accounting as all equity holders are treated the same in the event of a change in control.

The Company's shareholders originally authorized the issuance of 2,000,000 shares of the Series A Preferred in June, 2015. The Company sold and issued 1,610,000 shares of Series A Preferred in June 2015, leaving 390,000 shares available for future issuance.  Those remaining 390,000 shares were sold and issued in December 2016 as described in this Note 4.  The only difference between the shares of Series A Preferred issued in June 2015 and those issued in December 2016 is that the formula determining voting rights for the shares issued in June 2015 indicated a cutback in the voting power of those shares as required by the Series A Designation. The shares of Series A Preferred issued in December 2016 were not subject to any cutback.  For information regarding the original issuance of the Series A Preferred in June 2015, see the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

The Series A Preferred includes a conversion right at a price that creates an embedded beneficial conversion feature.  A beneficial conversion feature arises when the conversion price of a convertible instrument is below the per share fair value of the underlying stock into which it is convertible. The conversion price is 'in the money' and the holder realizes a benefit to the extent of the price difference. The issuer of the convertible instrument realizes a cost based on the theory that the intrinsic value of the price difference (i.e., the price difference times the number of shares received upon conversion) represents an additional financing cost. The conversion rights associated with the Series A Preferred issued by the Company do not have a stated life and, therefore, the total beneficial conversion feature amount of $375,858 associated with the shares issued in December 2016 was recorded as a deemed dividend on the date the shares were issued.  The $375,858 dividend is added to the net loss to arrive at the net loss applicable to common stockholders for purposes of calculating loss per share for the nine months ended March 31, 2017.

NOTE 5.  COMMON STOCK

On December 16, 2016, the shareholders approved an increase to the aggregate number of shares of common stock that the Company is authorized to issue from 50,000,000 shares to 100,000,000 shares.

NOTE 6.  COMPREHENSIVE LOSS

For the three and nine months ended March 31, 2017 and 2016, comprehensive loss was equal to the net loss as presented in the accompanying condensed consolidated statements of operations.

NOTE 7.  INVENTORIES

Inventories consisted of the following:

	March 31, 2017	June 30, 2016
Raw materials	$2,274,898	$2,059,048
Finished goods	3,931,215	$3,353,964
Inventory obsolescence reserve	(422,786)	(415,758)
	$5,783,327	4,997,254

NOTE 8.  RELATED-PARTY TRANSACTIONS

The Company currently leases office and warehouse space in Detroit, Michigan and Hopkins, Minnesota from two shareholders and former independent distributors on an annual basis under operating lease arrangements. Management believes the lease agreements are on an arms-length basis and the terms are equal to or more favorable than would be available to the Company from third parties. The expense associated with these related-party transactions totaled $17,700 for the three months ended March 31, 2017 and 2016, and $53,100 for the nine months ended March 31, 2017 and 2016.

Certain significant shareholders, officers and directors of the Company participated as investors in the private placement of the Company's Series A Preferred in December 2016 (see Note 4).  The terms of the offering were reviewed and approved by the disinterested members of the Company's Board of Directors who did not invest in the private placement and who do not own any shares of Series A Preferred. Details of the private placement were included in the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2017.
NOTE 9.  LINE OF CREDIT

On March 31, 2017, the Company entered into a Loan and Security Agreement with a bank to provide asset-based financing to the Company to be used for funding the Acquisition (see Note 11) and for operating capital. This Loan and Security Agreement replaces the $1,000,000 line of credit previously put in place with an asset based lender in September, 2016.  The Company paid an early termination fee of $14,000 associated with that previous line of credit.
The Loan and Security Agreement provides for revolving credit borrowings by the Company in an amount up to the lesser of $8,000,000 or the calculated borrowing base. The borrowing base is computed monthly and is equal to the sum of stated percentages of eligible accounts receivable and inventory, less a reserve.  Amounts outstanding bear interest at LIBOR plus 2.25%. The Company paid a commitment fee of .25% and the line is subject to an unused line fee of .25%. The maturity date is two years from the date of the note. Obligations under the Loan and Security Agreement are secured by a first-priority security interest in substantially all of the Company's assets.  The Loan and Security Agreement contains affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of its business, and engage in transactions with affiliates. The Loan and Security Agreement also contains financial covenants applicable to the Company and its subsidiaries, including a maximum monthly consolidated leverage and a minimum monthly consolidated fixed charge coverage ratio. As of March 31, 2017, the Company had borrowed approximately $2.5 million under the Loan and Security Agreement compared to no borrowings as of June 30, 2016.  Management believes that cash balances, cash generated from operating activities, and cash available pursuant to the line of credit will continue to be sufficient to meet the Company's annual operating requirements.  The line of credit matures on April 1, 2019.  Management expects to be able to renew this credit facility when it matures with the current lender or another lender.

NOTE 10.  RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The amendment in this update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. An entity should apply the amendments in this update on a prospective basis. This amendment will be effective for the Company in its fiscal year beginning July 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact the adoption of ASU 2017-04 will have on its consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business. The Board issued this update to clarify the definition of a business with the objective of assisting entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under Topic 805, there are three elements of a business—inputs, processes, and outputs (collectively referred to as a "set") although outputs are not required as an element of a business set. The amendments in this update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business, reducing the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this update:

1.	require that a business set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output, and
2.	remove the evaluation of whether a market participant could replace missing elements.

The amendments provide a framework for evaluating whether both an input and a substantive process are present. Lastly, the amendments in this update narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606. This amendment will be effective for the Company in its fiscal year (including interim periods) beginning July 1, 2018. The Company is currently evaluating the impact the adoption of ASU 2017-01 will have on its consolidated financial statements and disclosures.

NOTE 11.  SUBSEQUENT EVENTS
On March 21, 2017 the Company entered into a definitive agreement (the "Asset Purchase Agreement") to acquire substantially all the assets of Hausmann Industries, Inc., a New Jersey corporation ("Hausmann") for $10.0 million in cash, subject to adjustment, as provided in the Asset Purchase Agreement (the "Acquisition"). The Acquisition was effected through Hausmann Enterprises, LLC, a newly formed Utah limited liability company, wholly owned by the Company (the "Acquisition Subsidiary") and closed on April 3, 2017.
Financing for the Acquisition was provided by proceeds from the sale of equity securities in a private offering to accredited investor (the "Private Placement") and borrowings under the Loan and Security Agreement (see Note 9). Closing of the Private Placement occurred concurrently with the closing of the Acquisition.  At the closing of the Acquisition, the Company paid Hausmann $9.0 million of the $10.0 million purchase price holding back $1.0 million for purposes of satisfying adjustments to the purchase price as may be required by the Asset Purchase Agreement and indemnification claims, if any. Subject to adjustments or claims as provided by the Asset Purchase Agreement, 25% of the holdback amount will be released to Hausmann on January 1, 2018, and the balance will be released to Hausmann 18 months after closing. As part of the Acquisition, the Company assumed certain liabilities and obligations of Hausmann related to its ongoing business (primarily trade accounts and similar obligations in the ordinary course).
In  connection with the Acquisition, the Company sold equity securities for gross proceeds of $7,795,000 in the Private Placement pursuant to the terms of a Securities Purchase Agreement dated March 21, 2017 (the "Securities Purchase Agreement") entered into with certain accredited investors, including institutional investors (the "Investors").  The securities sold in the Private Placement were a total of 1,559,000 Units at $5.00 per Unit, each Unit made up of: (1) one share of common stock priced at $2.50 per share, (2) one share of the Company's newly designated, no par value share Series B Convertible Preferred Stock ("Series B Preferred") priced at $2.50 per share, and a common stock purchase warrant (the "Series B Warrants") to purchase 1.5 shares of common stock, exercisable at $2.75 per share for six years. Ladenburg Thalmann & Co. Inc. ("Ladenburg") acted as placement agent in connection with the Private Placement and the Company paid Ladenburg fees for its services for introducing Investors to the Company. In connection with the closing of the Private Placement, the Company agreed to file a registration statement with the SEC to register all shares of common stock issuable as part of the Units, as well as all shares of common stock underlying conversion of the Series B Preferred or payment of Series B dividends or issuable upon exercise of the Series B Warrants.  The Company filed a registration statement on January 27, 2017 to fulfill these obligations and the registration statement became effective on February 10, 2017.
Also in connection with the Acquisition, Acquisition Subsidiary entered into an agreement with Hausmann to lease the 60,000 square-foot manufacturing and office facility in Northvale, New Jersey (the "Facility") effective as of April 3, 2017 (the "Lease") with an initial two-year term, annual lease payments of $360,000 for the first year, and 2% increases in each subsequent year. The Lease grants Acquisition Subsidiary two options to extend the term of the Lease for two years per extension term, subject to annual 2% per year increases in base rent, and a third option at the end of the second option term for an additional five-years at fair market value.  The Company also offered employment to Hausmann's employees at closing including David Hausmann, the primary stockholder of Hausmann and its former principal executive officer. Mr. Hausmann entered into an employment agreement with the Company effective as of April 3, 2017 to assist in the transition of the acquired business.
In April 2017, the Company paid approximately $94,000 of preferred stock dividends with respect to Series A Preferred that accrued in the quarter ended March 31, 2017.  The Company paid the dividends by issuing 32,975 shares of common stock and the payment of $15,600 cash.

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
Recent Events
On March 21, 2017, we entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") to acquire substantially all the assets of Hausmann Industries, Inc., a New Jersey corporation ("Hausmann") for $10,000,000 in cash, subject to adjustment (the "Acquisition"). The Acquisition was effected through Hausmann Enterprises, LLC, a newly formed Utah limited liability company, wholly owned by the Company (the "Acquisition Subsidiary"). We financed the Acquisition with proceeds from the sale of our equity securities in a private offering to accredited investors (the "Private Placement") and borrowings under an asset-based credit facility pursuant to a Loan and Security Agreement with Bank of the West (the "Loan and Security Agreement"). On April 3, 2017, we closed the Acquisition and took control of the assets and concurrently closed the Private Placement.  We obtained funding under the credit facility on March 31, 2017.  At the closing of the Acquisition, we paid Hausmann $9,000,000 of the $10,000,000 purchase price and retained $1,000,000 for purposes of satisfying adjustments to the purchase price as may be required by the Asset Purchase Agreement and indemnification claims, if any. Subject to adjustments or claims as provided by the Asset Purchase Agreement, 25% of the holdback amount will be released to Hausmann on January 1, 2018, and the balance will be released 18 months after closing. As part of the Acquisition transaction, we assumed certain liabilities and obligations of Hausmann related to its ongoing business (primarily trade accounts and similar obligations in the ordinary course of business).
In connection with the Acquisition, we entered into an agreement with Hausmann to lease the 60,000 square-foot manufacturing and office facility in Northvale, New Jersey (the "Facility") effective as of the closing date (the "Lease") with an initial two-year term, with annual lease payments of $360,000 for the first year, and 2% increases in each subsequent year. The Lease grants the Acquisition Subsidiary two options to extend the term of the lease for two years per extension term, subject to annual 2% per year increases in base rent, and a third option at the end of the second option term for an additional five years at fair market value.  We also offered employment to Hausmann's employees at closing.  David Hausmann, a principal stockholder and former principal executive officer of Hausmann, entered into an employment agreement with the Company and will assist in the transition of the acquired business.
The Loan and Security Agreement provides for revolving credit borrowings by the Company in an amount up to the lesser of $8,000,000 or a borrowing base computed as provided in the Loan and Security Agreement. The borrowing base is computed monthly and is equal to the sum of stated percentages of eligible accounts receivable and inventory, less a reserve.  Amounts outstanding bear interest at LIBOR plus 2.25%. We paid a commitment fee of .25% to establish the credit facility and the line is subject to an unused line fee of .25%. The maturity date is two years from the date of the note. Our obligations under the Loan and Security Agreement are secured by a first-priority security interest in substantially all of our assets.  The Loan and Security Agreement contains affirmative and negative covenants, including covenants that restrict our ability, among other things, to incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of its business, and engage in transactions with affiliates. The Loan and Security Agreement also contains financial covenants applicable to the Company and our subsidiaries, including a maximum monthly consolidated leverage and a minimum monthly consolidated fixed charge coverage ratio.
In the Private Placement, we raised gross proceeds of $7,795,000 pursuant to the terms of a Securities Purchase Agreement dated March 21, 2017 (the "Securities Purchase Agreement") entered into with certain accredited investors, including institutional investors (the "Investors") for the issuance of 1,559,000 Units at $5.00 per Unit, each Unit made up of one share of our common stock, no par value per share ("Common Stock") at $2.50 per share, one share of our Series B Convertible Preferred Stock, no par value per share ("Series B Preferred Stock") at $2.50 per share, and a warrant to purchase 1.5 shares of Common Stock, exercisable at $2.75 per share for six years. Ladenburg Thalmann & Co. Inc. ("Ladenburg") acted as placement agent in connection with the Private Placement and we paid Ladenburg fees for its services for introducing Investors to the Company. In connection with the Private Placement, we also entered into a Registration Rights Agreement, obligating us to file a registration statement with the Securities and Exchange Commission to register all shares of Common Stock issuable as part of the Units, as well as all shares of Common Stock underlying conversion of the Series B Preferred Stock or payment of Series B Dividends or issuable upon exercise of the Warrants, within 45 days of the closing.  On April 14, 2017, we filed a registration statement on Form S-3 with the Securities and Exchange Commission to meet these registration obligations.  The Securities and Exchange Commission declared that registration statement effective on April 24, 2017.

Business Outlook
Our strategic direction is to accelerate growth both organically and by acquisition.  In support of this strategy, we completed the Acquisition of the assets of Hausmann in April 2017, the corresponding $8,000,000 Loan and Security Agreement and $7,795,000 Private Placement, as well as a private placement of $5,000,000 of Series A 8% Convertible Preferred Stock ("Series A Preferred") led by affiliates of Prettybrook Partners LLC (collectively, "Prettybrook") in June 2015 and December 2016.  We believe the Acquisition improves our market position and will improve our operating results and position us for positive cash flow.  The debt and equity financings described above help to strengthen our financial position and provide operating capital.  We believe our relationship with Prettybrook provides us with strategic and financial resources that will facilitate the execution of our strategic objectives.
Our merger and acquisition ("M&A") strategy is focused on acquiring complementary businesses that simultaneously meet our investment criteria and enhance our product offering.  We are evaluating multiple acquisition opportunities and aim to execute on at least one more acquisition in fiscal year 2018.  We believe this strategy will leverage our unique distribution channel with high quality products that will increase sales and profitability and/or expand our distribution reach and product offering further strengthening our position in the market.
Our strategy is also focused on growing organically, both in the U.S. and internationally.  We previously began implementing a plan to add new dealers and sales representatives to expand our coverage across North America and into international territories.  Under the direction of our Senior Vice-President of Sales and Marketing hired in March 2016, we have reorganized our sales management team, adding a new Director of International Sales, a new Eastern Region Sales Manager, and a Director of Clinical Education.  The sales organization is also a key element of our M&A integration strategy.
Dynatronics is a leader in product innovation and product quality.  In fiscal year 2017, we successfully launched several new or updated products.  The strategy for introducing technologically updated or new products continues to be a core emphasis for the Company, including both proprietary and OEM products.  We expect that our continued introduction of new products will reinforce our reputation as an innovator of quality products and further strengthen our position as a leader in the design and manufacture of therapeutic modalities.
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
We also service the athletic training market.  The growth of college athletics – particularly in the "Power Five" conferences – is creating a demand for the best and most impressive training facilities.  We are working to tap into that demand by offering our custom designed furniture and proprietary products.  The acquisition of Hausmann will particularly boost this effort as it has historically had success with its ProTeamTM line of products that address this same market.

In summary, based on our defined strategic initiatives we are focusing our resources in the following areas:
•	Updating and improving our selling and marketing efforts including new sales management, new reporting tools, and focusing our sales and marketing efforts into our core markets;

•
Seeking to improve distribution of our products through recruitment of additional qualified sales representatives and dealers attracted by the many new products being offered and expanding the availability of proprietary combination therapy devices;

•
Improving gross profit margins by, among other initiatives, increasing market share of manufactured products with emphasis on our state-of-the-art Dynatron® ThermoStim probe, Dynatron Solaris® Plus and 25 Series™ products as well as new OEM products from other manufacturers, both domestic and foreign.

•
Maintaining our position as a technological leader and innovator in our markets through the promotion of new products introduced during the current fiscal year and seeking for opportunities to introduce other new products during the new fiscal year;

•
Increasing international sales by (1) identifying appropriate distributors for the approved products, (2) finalizing regulatory approvals in countries where expansion is deemed desirable, and (3) further developing relationships with existing distributors in countries such as Japan in order to increase sales in those countries where products are approved;

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

Results of Operations
The following discussion and analysis of our financial condition and results of operations for the three and nine months ended March 31, 2017, should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing in Part I, Item 1 of this report, and our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, as amended, which includes audited financial statements for the year then ended.  We have rounded many numbers to the nearest thousand dollars in this analysis.  These numbers should be read as approximate.  Results of operations for the third fiscal quarter and nine months ended March 31, 2017, are not necessarily indicative of the results that may be achieved for the full fiscal year ending June 30, 2017.  Our results of operations in future periods will include the impact of our Acquisition of Hausmann on April 3, 2017.  In connection with the Acqusition and related developments, we filed a Current Report on Form 8-K on March 22, 2017 and another on April 4, 2017, which was amended on April 14, 2017.
Net Sales
Net sales increased 4.1% or $307,000, to $7,716,000 for the quarter ended March 31, 2017, compared to net sales of  $7,409,000 for the quarter ended March 31, 2016.  The 4.1% year-over-year increase in net sales for the quarter was attributable to: (1) a 14% increase in sales of therapeutic modalities supported in large part by the introduction of new products, including a short wave diathermy device manufactured for Dynatronics by a European manufacturer; and (2) a 13% increase in sales of distributed capital equipment (capital equipment manufactured by other manufacturers).  These gains were partially offset by decreases in sales of manufactured capital equipment and distributed supplies.

For the nine months ended March 31, 2017, net sales increased $2,311,000 or 10.4% to $24,592,000, compared to net sales of $22,281,000 for the corresponding period ended March 31, 2016.  The 10.4% increase in sales was achieved primarily by increases in sales of distributed capital equipment, which, as explained above, are products distributed by us but not manufactured by or manufactured specifically for us.  Much of this increase in distributed capital equipment is the result of increased sales in the long term care markets which has been a focus for the Company this past year.  We anticipate experiencing increasing demand for our higher margin manufactured and OEM products as we develop more strategic and focused marketing programs emphasizing sales of those products.
Gross Profit
Gross profit for the quarter ended March 31, 2017 increased $215,000, or about 8.7%, to $2,702,000, or 35.0% of net sales.  By comparison, gross profit for the quarter ended March 31, 2016 was $2,486,000, or 33.6% of net sales.  The increase in gross margin percentage was driven by the increased sales of therapeutic modalities that carry a higher gross margin than other product categories.  Increases in gross profit dollars included $174,000 and $97,000, respectively, on sales of therapeutic modalities and distributed capital, partially offset by reductions of sales and gross profit in other product categories.
Gross profit for the nine months ended March 31, 2017 increased $896,000 or about 11.7% to $8,570,000, or 34.8% of net sales, compared to gross profit for the nine months ended March 31, 2016 of $7,674,000, or 34.4% of net sales.  The increases in gross profit dollars included $545,000 from increased sales of distributed capital equipment and $213,000 from increased sales of therapeutic modalities.  The gross margin percentage increased modestly driven by the higher margin on therapeutic modalities, offset by lower margins on distributed capital.
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses increased 20.3%, or $533,000, to $3,153,000 for the quarter ended March 31, 2017, compared to $2,620,000 for the quarter ended March 31, 2016.  SG&A expenses for the nine months ended March 31, 2017 increased 17.8%, or $1,324,000, to $8,769,000 compared to $7,445,000 for the nine months ended March 31, 2016.
Increases in selling expenses for the quarter ended March 31, 2017, in comparison to the same period of the prior year, were $118,000 of the $533,000 increase in SG&A expenses.  The increases in selling expenses include: (1) $115,000 in higher personnel costs associated with hiring additional sales management and marketing personnel to implement our plans for organic growth; (2) $29,000 associated with our digital marketing program; and (3) $38,000 in trade show and travel expenses. These increases were offset by a $64,000 reduction in sales commissions and other selling related expenses.  Increases in selling expenses for the nine months ended March 31, 2017, compared to the same period of 2016, were $554,000 of the $1,324,000 increase in SG&A.  The nine month increases in selling expenses include: (1) $368,000 in higher personnel costs associated with hiring additional sales management and marketing personnel; (2) $83,000 associated with our digital marketing program; and (3) $78,000 in trade show and travel expenses.
Increases in general and administrative expenses for the quarter ended March 31, 2017, in comparison to the same quarter of 2016, were $415,000 of the $533,000 increase in SG&A expenses.  The increase in general and administrative expenses included $486,000 of acquisition related costs in the quarter ended March 31, 2017 representing a $450,000 increase compared to the same quarter of the prior year.  For the nine months ended March 31, 2017, year-over-year increases in general and administrative expenses were $770,000 of the $1,324,000 increase in SG&A expense.  This increase was driven primarily by acquisition costs of $533,000, representing a $489,000 increase over prior year, and increased labor and benefits of $296,000.  The higher labor and benefits were mostly related to expenses at our Tennessee operation in the first half of fiscal 2017. Management changes at that facility are returning labor expenses to more historical norms through the second half of the fiscal year.
Research and Development Expenses
Research and development ("R&D") expenses for the quarter ended March 31, 2017 decreased 7.8%, or $19,000, to $231,000 compared to $250,000 in the quarter ended March 31, 2016.  R&D expenses for the nine months ended March 31, 2017 increased 6.5%, or $50,000, to $819,000 compared to $769,000 in the nine months ended March 31, 2016. The increase in R&D expenses for the nine-month period are related to new products already introduced during the year and products yet to be introduced in the next quarter.  New product development is an important part of our strategy to capture market share and increase sales.  R&D costs are expensed as incurred and are expected to remain approximately at present levels in the current fiscal year.

Loss Before Income Tax
Pre-tax loss for the quarter ended March 31, 2017 was $755,000 compared to pre-tax loss of $451,000 for the quarter ended March 31, 2016.  The $304,000 increase in pre-tax loss for the current year quarter was primarily attributable to $450,000 in increased acquisition related expenses, partially offset by $215,000 of higher gross profits.
Pre-tax loss for the nine months ended March 31, 2017 was $1,136,000 compared to pre- tax loss of $757,000 for the nine months ended March 31, 2016.  The $379,000 increase in pre-tax loss for the nine months ended March 31, 2017 was primarily attributable to $554,000 in higher selling and marketing costs, $489,000 in higher acquisition related expenses, and $296,000 in increased labor and benefits, partially offset by $896,000 in higher gross profit.
Income Tax Provision (Benefit)
Income tax provision was $0 for both the quarter and nine months ended March 31, 2017, respectively.  This compares to income tax provision of $0 for the quarter and nine months ended March 31, 2016, respectively. We increased the valuation allowance on our net deferred income tax assets by $276,000 and $410,000 for the quarter and nine months ended March 31, 2017, respectively, eliminating any tax benefit that would have otherwise been recognized.  See "Liquidity and Capital Resources – Deferred Income Tax Assets" below for more information regarding the valuation allowance and its anticipated impact on the effective tax rate for fiscal year 2017.
Net Loss
Net loss was $755,000 for the quarter ended March 31, 2017, compared to a net loss of $451,000 for the quarter ended March 31, 2016.  Net loss was $1,136,000 for the nine months ended March 31, 2017, compared to $757,000 for the nine month period ended March 31, 2016.  The changes in net loss are the same as explained above for Loss Before Income Tax.
Net Loss Applicable to Common Stockholders
Net loss applicable to common stockholders was $849,000 ($0.28 per share) for the quarter ended March 31, 2017, compared to $531,000 ($0.19 per share) for the quarter ended March 31, 2016.  The increase in net loss applicable to common stockholders for the quarter ended March 31, 2017 is primarily due to the factors explained above for Loss Before Income Tax.
Net loss applicable to common stockholders was $1,783,000 ($0.61 per share) for the nine months ended March 31, 2017, compared to $998,000 ($0.37 per share) for the nine months ended March 31, 2016. The higher net loss applicable to common stockholders for the nine months ended March 31, 2017 is primarily due to the factors explained above for Loss Before Income Tax plus a $376,000 non-cash deemed dividend associated with the issuance of 390,000 shares of Series A Preferred in December 2016.  The deemed dividend reflects the difference between the underlying common share value of the 390,000 shares of Series A Preferred as if converted, based on the closing price of the Company's common stock on the date of the transaction (December 28, 2016), less an amount of the purchase price assigned to the Series A Preferred in an allocation of the purchase price between the Series A Preferred and the common stock purchase warrants that were issued with the Series A Preferred.
Net loss applicable to common stockholders includes the impact of accrued dividends to holders of the Series A Preferred which were $94,000 for the quarter ended March 31, 2017 compared to $81,000 for the same quarter of 2016.  For the nine months ended March 31, 2017, the accrued dividends to holders of the Series A Preferred were $272,000 compared to $242,000 for same period of the prior year.  The increase in dividends reflects the issuance of additional Series A Preferred shares in December 2016.  We subsequently paid all of the these accrued dividends by issuing shares of our common stock, except we paid $15,600 and $16,240, respectively, in cash for dividends accrued in the quarter and nine months ended March 31, 2017.  The cash payments related to a portion of the dividends accrued on the shares of Series A Preferred issued December 28, 2016.

Liquidity and Capital Resources
We have historically financed operations through cash from operations, available cash reserves, borrowings under a line of credit facility, and sales of equity securities.  On March 31, 2017, we entered into a new two year loan and security agreement with Bank of the West (the "Loan and Security Agreement") for an asset based lending facility for up to the lesser of $8,000,000 or an amount available based upon a borrowing base calculation established in the agreement.  We expect to obtain capital for future acquisitions using proceeds from debt and equity offerings. Working capital was $5,778,000 as of March 31, 2017, inclusive of the current portion of long-term obligations and credit facilities, compared to working capital of $5,820,000 as of June 30, 2016.  The current ratio was 1.9 to 1 as of March 31, 2017 and 2.5 to 1 as of June 30, 2016.
Cash and Cash Equivalents
Our cash and cash equivalents position as of March 31, 2017, was $3,353,000 compared to cash and cash equivalents of $966,000 as of June 30, 2016.  The primary sources of cash in the nine months ended March 31, 2017 were borrowings under the new line of credit of $2,500,000 in March 2017 and net proceeds of approximately $929,000 from the sale of Series A Preferred and warrants in December 2016.
Accounts Receivable
Trade accounts receivable, net of allowance for doubtful accounts, decreased 17.0% to $2,925,000 as of March 31, 2017, from $3,524,000 as of June 30, 2016.  The decrease is primarily due to collection activities that reduced the average age of accounts receivable.  Trade accounts receivable represent amounts due from our customers including medical practitioners, clinics, hospitals, colleges and universities and sports teams as well as dealers and distributors that purchase our products for redistribution.  We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with our customers.  Accounts receivable are generally collected within approximately 30 days of invoicing.
Inventories
Inventories, net of reserves, increased $786,000, or 15.7%, to $5,783,000 as of March 31, 2017, compared to $4,997,000 as of June 30, 2016.  Inventory levels fluctuate based on the timing of large inventory purchases from domestic and overseas suppliers as well as increased parts related to new products being planned for introduction.  We believe that our estimate of the allowance for inventory reserves is adequate based on our historical knowledge and product sales trends.
Accounts Payable
Accounts payable increased $575,000, or 30.1%, to $2,490,000 as of March 31, 2017, from $1,914,000 as of June 30, 2016.  The increase in accounts payable for the nine months ended March 31, 2017 was primarily related to an increase in the average time to pay suppliers.
Line of Credit
On March 31, 2017, we entered into the Loan and Security Agreement with Bank of the West to provide asset-based financing to the Company to be used for funding the Acquisition and for operating capital. This Loan and Security Agreement replaces the $1,000,000 line of credit previously put in place with an asset based lender in September, 2016, which we closed prior to this transaction by the payment of a $14,000 early termination fee.
The Loan and Security Agreement provides for revolving credit borrowings by the Company in an amount up to the lesser of $8,000,000 or the calculated borrowing base. The borrowing base is computed monthly and is equal to the sum of stated percentages of eligible accounts receivable and inventory, less a reserve.  Amounts outstanding bear interest at LIBOR plus 2.25%. We paid a commitment fee of .25% and the line is subject to an unused line fee of .25%. The maturity date is two years from the date of the note. Our obligations under the Loan and Security Agreement are secured by a first-priority security interest in substantially all of our assets.  The Loan and Security Agreement contains affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of its business, and engage in transactions with affiliates. The Loan and Security Agreement also contains financial covenants applicable to the Company and its subsidiaries, including a maximum monthly consolidated leverage and a minimum monthly consolidated fixed charge coverage ratio. As of March 31, 2017, we had borrowed approximately $2,500,000 under the Loan and Security Agreement compared to no borrowings as of June 30, 2016.

Debt
Long-term debt, excluding current installments, decreased $56,000 to $497,000 as of March 31, 2017, compared to $553,000 as of June 30, 2016.  Our long-term debt is comprised primarily of a mortgage loan on our office and manufacturing facility in Tennessee.  The principal balance on the mortgage loan is $540,000, of which $412,000 is classified as long-term debt, with monthly principal and interest payments of $13,278.  Our mortgage loan matures in 2021.
In conjunction with the sale and leaseback of our corporate headquarters in August 2014, we entered into a $3,800,000 capital lease for a 15-year term with an investor group.  Amortization associated with that lease is recorded on a straight line basis over 15 years.  Lease payments of approximately $28,000 are payable monthly.  Total amortization expense related to the leased building is approximately $25,000 and $75,000 (both net of amortized gain on sale) for the quarter and nine months ended March 31, 2017, respectively.  The deferred gain on sale is being amortized over the 15-year life of the lease.  Total imputed interest related to the leased building is approximately $47,000 and $143,000 for the quarter and nine months ended March 31, 2017, respectively.
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
At March 31, 2017 and June 30, 2016, we recorded a full valuation allowance against our net deferred income tax assets.
Deferred income tax assets and the related valuation allowance were increased by an estimated $276,000 and $410,000 for the quarter and nine months ended March 31, 2017, respectively.  This resulted in no reported income tax benefit associated with the operating losses reported during the quarter and nine months ended March 31, 2017.
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
Item 4.   Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 6.    Exhibits
(a)	Exhibits

Exhibit No.	Description

2.1	Asset Purchase Agreement dated March 21, 2017 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed March 22, 2017)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of Registration Statement on Form S-3, Reg. No. 333- 215800, filed January 27, 2017)

3.2
Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock of Dynatronics Corporation (incorporated by reference to Ex 3.1 to Current Report on Form 8-K filed April 4, 2017)

4.2	Form of certificate representing Series B Convertible Preferred Stock (incorporated by reference to Ex 4.2 to Registration Statement on Form S-3 filed April 14, 2017)

4.3	Form of Warrant (incorporated by reference to Current Report on Form 8-K filed on March 22, 2017)

10.1	Securities Purchase Agreement dated March 21, 2017 (incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K filed March 22, 2017)

10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K filed March 22, 2017)

10.3	Loan and Security Agreement dated March 31, 2017 (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed April 4, 2017)

11	Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)

31.1	Certification under Rule 13a-14(a)/15d-14(a) of principal executive officer (filed herewith)

31.2	Certification under Rule 13a-14(a)/15d-14(a) of principal financial officer (filed herewith)

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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
DYNATRONICS CORPORATION
Registrant

Date: May 15, 2017	/s/ Kelvyn H. Cullimore, Jr.
Kelvyn H. Cullimore, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2017	/s/ David A. Wirthlin
David A. Wirthlin
Chief Financial Officer
(Principal Financial and Accounting Officer)