Form 10-K
period 2017-06-30
DYNATRONICS CORP
filed 2017-09-27
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2017.
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
Common Stock, no par value
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act.  Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" "smaller reporting company," and "emerging growth company" in Rule 12(b)-2 of the Exchange Act.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of December 31, 2016 (the last day of the registrant's most recently completed second fiscal quarter) was approximately $5.4 million, based on the average bid and asked price of the common stock on that date.
As of September 18, 2017, there were 4,710,544 shares of the registrant's common stock outstanding.
Documents Incorporated by Reference
The registrant incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to portions of the registrant's definitive proxy statement with respect to its 2017 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2017, pursuant to Regulation 14A.

TABLE OF CONTENTS

PART I

PART I
Forward-Looking Statements
This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, but are not limited to: any projections of net sales, earnings, or other financial items; any statements of the strategies, plans and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements include the words "may" "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and any other similar words. These statements represent our expectations, beliefs, anticipations, commitments, intentions, and strategies regarding the future and include, but are not limited to, the risks and uncertainties outlined in Item 1A Risk Factors and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations. Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in forward-looking statements within this report. The forward-looking statements included in this report speak only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.
Unless the context otherwise requires, all references in this report to "registrant," "we," "us," "our," "Dynatronics" or the "Company" refer to Dynatronics Corporation, a Utah corporation and its wholly owned subsidiaries.  In this Annual Report on Form 10-K, unless otherwise expressly indicated, references to "dollars" and "$" are to United States dollars.
ITEM 1.  Business
Overview
Dynatronics Corporation designs, manufactures and distributes advanced-technology medical devices, therapeutic and medical treatment tables, rehabilitation equipment, custom athletic training treatment tables and equipment, institutional cabinetry as well as other rehabilitation and therapy products and supplies. Through our various distribution channels, we market and sell our products to physical therapists, chiropractors, athletic trainers, sports medicine practitioners, and other medical professionals and institutions. We offer customers a one-stop shop for their medical equipment and supply needs, including electrotherapy, therapeutic ultrasound, phototherapy, rehabilitation products and supplies, treatment tables, customized training room products and exercise products.
Our business is conducted through our legacy operations at our headquarters facility in Cottonwood Heights, Utah, in the Salt Lake City metropolitan area, and in subsidiary operations in Chattanooga, Tennessee and Northvale, New Jersey.  Dynatronics was founded on a technology platform to treat patients non-invasively using microprocessor-based therapeutic devices. Over the past 35+ years, we have grown our business and product offerings by building upon these core therapeutic technologies, acquiring businesses in related medical fields, including our recent acquisition of the assets of Hausmann Industries during the fourth quarter of the fiscal year ended June 30, 2017, and developing products and distribution to further meet the needs of our target customers.
On April 3, 2017, we completed the acquisition of the assets of Hausmann Industries, Inc. in Northvale, New Jersey, a suburb of New York City ("Hausmann"). Hausmann was a privately held manufacturer of medical, therapy, and athletic training equipment founded in 1955. The acquisition expanded our capital equipment product offerings and manufacturing capacity, and is expected to add approximately $15 million in annual sales to Dynatronics' operations.
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

Strategy
We are focusing on three ways to increase growth: (1) introducing new and improved products to the market; (2) expanding geographically and improving market penetration; and (3) making strategic acquisitions.
Our executive leadership team has established the following near-term objectives aimed at implementing this strategy.
Product Development and Improvement. We are investing in product development to improve current products and to create a pipeline of innovative solutions. Consistent with our competitive advantage as a manufacturer, we focus our development on therapeutic technologies and related products that have the potential for timely and material returns on investment. We also seek innovative technologies to license that help to broaden and complete our product offerings.
Geographic Expansion and Market Penetration. We see opportunity to continue our organic growth by expanding our U.S. geographic presence and improving our market penetration through the addition of direct sales reps in key markets and expansion of dealer distribution nationally. Part of that dealer expansion is leveraging the relationships that Hausmann Industries has established with key dealers and introducing them to the broad line of products offered by Dynatronics. We also continue to explore possibilities for expansion internationally which presently accounts for less than 5% of our sales.  Our market strengths continue to be in physical therapy as well as athletic training/sports medicine. The recent Hausmann acquisition has significantly strengthened our presence in both of these markets. This year we have increased our presence in the post-acute care market characterized by rehab hospitals, skilled nursing facilities and nursing homes. We will continue to drive growth in these markets through execution of our strategic plans.
Strategic Acquisitions. In the past decade, we have acquired businesses to expand our operations and strengthen our market position. In fiscal 2017 we successfully acquired and integrated the assets of Hausmann. Our business development program will continue to be an important part of our strategy to increase scale. We intend to pursue acquisitions to expand product offerings, strengthen domestic or international distribution, add technologies, increase the scale of one of our current portfolios, and/or provide access to complementary or strategic growth areas.
Corporate Information
Dynatronics was founded as "Dynatronics Laser Corporation" in Utah on April 29, 1983. Our predecessor company, Dynatronics Research Company, was formed in 1979 as a Utah corporation. Our principal offices are located at 7030 Park Centre Drive, Cottonwood Heights, Utah 84121, and our telephone number is (801) 568-7000. Our website address is www.dynatronics.com. Information on our website is not part of this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings made with the Securities and Exchange Commission are available via a link to www.sec.gov on our website under "Investors". We operate on a fiscal year basis, ending on June 30. For example, reference to fiscal year 2017 refers to the fiscal year ended June 30, 2017. All references to financial statements in this report refer to the consolidated financial statements of Dynatronics Corporation and its wholly-owned subsidiaries, Hausmann Enterprises, LLC and Dynatronics Distribution Company, LLC.
Recent Developments
Acquisition of Bird & Cronin, Inc.
On September 26, 2017, we entered into a definitive agreement (the "Asset Purchase Agreement") to acquire substantially all of the assets of Bird & Cronin, Inc., a Minnesota corporation ("B&C"), for $14.5 million to $15.5 million in cash and securities, subject to adjustment, as provided in the Asset Purchase Agreement (the "Acquisition"). We will fund the Acquisition with proceeds from the private placement of our Series C 6% Convertible Non-Voting Preferred Stock (the "Private Placement") and borrowings under a commitment to modify an asset-based lending facility that the Company has in place with Bank of the West (the "Amended Credit Facility"). B&C designs and manufactures orthopedic soft goods and medical supplies which it sells and distributes in the United States and internationally under its own brands and under private-label manufacturing agreements.
Asset Purchase Agreement. Closing of the Acquisition is expected to occur on or about October 2, 2017, concurrent with the closing of the Private Placement and funding of the Amended Credit Facility. At the Closing, we will acquire substantially all of the assets of B&C and following the Closing we will operate the business formerly conducted by B&C at its Minneapolis, Minnesota facility, which is owned by an affiliate of the principal shareholder of B&C. We will lease the facility on terms contained in a lease agreement (the "Lease") with an initial three-year term, with annual lease payments of $600,000.

The purchase price for B&C is an amount not to exceed $15.5 million and no less than $14.5 million, payable in cash of $10.5 million and shares of the Company's Series D 6% Non-Voting Convertible Preferred Stock (the "Series D Preferred") valued at $4.0 million (as provided in the Asset Purchase Agreement), with a potential for an additional $1.0 million earn-out based on revenues of the business during the two-year period following the closing of the Acquisition. We will hold back $1.4 million of the purchase price for purposes of satisfying adjustments to the purchase price as may be required by the Asset Purchase Agreement and indemnification claims, if any. Subject to adjustments or claims as provided by the Asset Purchase Agreement, 50% of the holdback amount will be released to B&C on the first anniversary date of the closing of the Acquisition; the balance of this holdback amount will be released to B&C 18 months after Closing. As part of the Acquisition transaction, we will pay and discharge certain liabilities and obligations of B&C related to its ongoing business (primarily trade accounts and similar obligations in the ordinary course). Each share of Series D Preferred is convertible into one share of common stock of the Company automatically upon, but not before receipt of shareholder approval as described below under the heading "Conversion of Series C and Series D Preferred Stock."
We will make offers of employment to employees of B&C to become Dynatronics employees at Closing. The Company has also entered into employment agreements with the co-presidents of B&C, Michael Cronin and Jason Anderson, who will act in the same positions with the wholly-owned operating subsidiary of the Company that will act as assignee of Dynatronics at closing and become the operating entity thereafter. Under these agreements, we will pay each of Messrs. Cronin and Anderson an annual salary of $175,000, a bonus up to $10,000 as determined by our CEO, Mr. Cullimore, and other employee benefits provided to our employees generally at their level of management at the Minnesota location (including, e.g., paid time off and paid holidays, medical/dental/vision insurance, Section 125 Flexible Spending Account (FSA), and 401(k)).  Additionally, Mr. Anderson and Mr. Cronin are each subject to restrictive covenants not compete with the Company for a period of two years and one year, respectively, after termination of their employment with the company.
The Asset Purchase Agreement contains customary representations, warranties and covenants by B&C and the Company, as well as customary indemnification provisions among the parties. Post-closing covenants include a covenant that for a period of five years (the "Restrictive Period"), B&C and its shareholders (including Mr. Cronin as a beneficial owner of B&C) will refrain from solicitation of employees, customers and business of B&C or the Company and from other competitive activity as defined in the Asset Purchase Agreement, and requires them and their representatives (as defined in the Asset Purchase Agreement) to maintain (other than in connection with performing obligations pursuant to the Lease or the Employment Agreements, as applicable) the confidentiality of, and not use, confidential information relating to the acquired business or purchased assets, except as permitted by the Asset Purchase Agreement.
We will file a Current Report on Form 8-K with the Asset Purchase Agreement, Financial Statements and other documents as exhibits, containing a more complete description of the Acquisition and the related transactions. The foregoing description of the Asset Purchase Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Asset Purchase Agreement.
The Amended Credit Facility. On September 25, 2017, we obtained a commitment letter for an amended loan and security agreement and related documentation to amend our credit facility with Bank of the West ("Bank") to provide asset-based financing to the Company to be used for funding the Acquisition and for operating capital (the "Amended Credit Facility"). Amounts available to us under the Amended Credit Facility will be subject to a borrowing base calculation of up to a maximum availability of $11,000,000 and will bear interest at LIBOR plus 2.25%. We will pay a line increase fee of $7,500 and an unused line fee of .25%. The maturity date is two years from the date of the note. The borrowing base is computed as an amount equal to 80% of eligible accounts receivable, 48% of finished goods inventory, and 15% of raw materials inventory.
The Amended Credit Facility is subject to documentation (including a loan and security agreement, financing statements, notes and other agreements) and the obligations of the Company will be secured by first priority liens on substantially all of the Company's and its subsidiaries' assets (as defined in the Amended Credit Facility). The Amended Credit Facility includes financial covenants, such as ratios for consolidated leverage and fixed charge coverage, and customary affirmative and negative covenants for a transaction of this type, including, among others, the provision of annual, quarterly and monthly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters, restrictions on incurrence of indebtedness, granting of liens, making investments and acquisitions, paying dividends, entering into affiliate transactions and asset sales. The Amended Credit Facility also contains penalties in connection with customary events of default, including, among others, payment, bankruptcy, representation and warranty, covenant, change in control, judgment and events or conditions that have a Material Adverse Effect (as defined in the Amended Credit Facility).

The foregoing description of the Amended Credit Facility does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the loan and security agreement and related documents, which will be filed as exhibits to the Company's Current Report on Form 8-K, to be filed in connection with the Acquisition.
Securities Purchase Agreement. In connection with the Acquisition, we initiated a private offering of our equity securities to raise up to $7.0 million (the "Private Placement"). Closing of the Private Placement under the Securities Purchase Agreement will occur simultaneously with the Closing of the Acquisition. In the Private Placement, we offered and sold shares of the Company's Series C 6% Non-Voting Convertible Preferred Stock (the "Series C Preferred") and common stock purchase warrants to a limited number of accredited investors (the "Investors") pursuant to the terms and conditions of a Securities Purchase Agreement.
The Series C Preferred and the warrants and the underlying common stock are offered and will be issued in reliance upon exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), including the exemptions under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, relating to offers and sales by an issuer not involving any public offering, and in reliance on similar exemptions under applicable state laws. Each purchaser represented that it is an accredited investor and that it is acquiring the securities for investment purposes only and not with a view to any resale, distribution or other disposition of such securities in violation of the United States federal securities laws. Securities issued in the Private Placement are "restricted securities" under the Securities Act and may not be transferred, sold or otherwise disposed of unless they are subsequently registered or an exemption is available under the Securities Act. Neither this Form 10-K, nor the exhibits attached hereto, is an offer to sell or the solicitation of an offer to buy the securities described herein.
Each share of Series C Preferred is convertible into one share of common stock of the Company automatically upon, but not before receipt of shareholder approval.  However, a holder may elect not to convert, in favor of retaining ownership of the Series C Preferred which would no longer be entitled to any dividends, liquidation preference, redemption rights and other preferences, and subject to further limitations on conversion based on beneficial ownership of the Company's securities by the holder and affiliates of the holder. Purchasers of the securities include a select group of accredited investors, including institutional investors (the "Investors"). Certain of our officers and directors and significant shareholders, are Investors in the Private Placement.
Conversion of the Series C and Series D Preferred Stock. Until we have obtained shareholder approval, we will not issue any shares of common stock in an amount that exceeds 19.9% of the issued and outstanding shares of common stock of the Company, in connection with the Series C Preferred or the Series D Preferred.
Our Common Stock is currently listed on The NASDAQ Capital Market and therefore we are subject to the Nasdaq Listing Rules ("Nasdaq Rules") governing listing requirements (Section 5500 of the Nasdaq Rules for securities listed on the Capital Market) and corporate governance (Section 5600 of the Nasdaq Rules) of companies with securities listed on Nasdaq. Pursuant to the terms of both the Asset Purchase Agreement and the Securities Purchase Agreement, we have covenanted to obtain approval of our shareholders ("Shareholder Approval") as may be required by the Nasdaq Rules for us to issue the shares of common stock underlying the conversion or exercise of any rights under the Series C or the Series D Preferred Stock or the execution of the warrants, including the following:
Nasdaq Listing Rule 5635(a), which requires shareholder approval prior to the issuance of securities in connection with an acquisition of the stock or assets of another company where the total number of shares of common stock to be issued is or will be equal to or in excess of 20% of the total number of shares of common stock outstanding before the issuance of the stock or securities;
Nasdaq Listing Rule 5635(b), which requires prior shareholder approval for issuances of securities that could result in a "change of control" of the issuer - Nasdaq may deem a change of control to occur when, as a result of an issuance, an investor or a group would own, or have the right to acquire, 20% or more of the outstanding shares of common stock or voting power, and such ownership or voting power of an issuer would be the largest ownership position of the issuer;
Nasdaq Rule 5635(c), requiring shareholder approval when common stock may be issued to "insiders" (directors, officers, employees or consultants) of the issuer in transactions at prices less than market value, which includes sales deemed to be "equity compensation" paid to insiders, as well as the issuance of common stock at less than market prices in payment of dividends or for redemption of other securities or payment of debt; and

Nasdaq Rule 5635(d), which requires shareholder approval prior to the issuance of common stock in connection with certain non-public offerings involving the sale, issuance or potential issuance of common stock (and/or securities convertible into or exercisable for common stock) equal to 20% or more of common stock outstanding before the issuance.
At our 2017 Annual Meeting of Shareholders, to be held in November or December 2017, we will seek shareholder approval of these matters as described above. Certain key shareholders of the Company (officers, directors and certain shareholders) have entered into agreements with the Investors and with B&C to vote all voting securities of the Company over which such persons have voting control as of the record date for the meeting of shareholders, amounting to, in the aggregate, at least 35% of all current voting power of the Company in favor of the shareholder approvals described above.
In connection with the Private Placement and the shares of common stock to be issued upon conversion of the Series D Preferred issued in connection with the Acquisition, we agreed to file registration statements under the Securities Act registering the issuance and resale of all shares of common stock underlying the conversion of the Series C Preferred and Series D Preferred and the exercise of the warrants.
The rights and preferences of the Series C Preferred and the Series D Preferred will be designated by the Company's Board of Directors in amendments to the Company's Amended and Restated Articles of Incorporation (the "Designations") which will be filed prior to the closing of the Acquisition with the Utah Division of Corporations and Commercial Code.
The Warrants have an exercise price of $2.75 per share of Common Stock and a term of six years. The Warrants may not be exercised unless and until Shareholder Approval has been obtained. At the election of the holder of the Warrant, the holder may be restricted from the exercise of the Warrant or any portion of the Warrant held by such holder, to the extent that, after giving effect to the conversion, such holder (together with such holder's affiliates, and any persons acting as a group together with such holder or any of such holder's affiliates) would beneficially own in excess of 4.99% (or 9.99%, as such holder may elect) of the number of shares of the Common Stock outstanding immediately after giving effect to the exercise.
Ladenburg Thalmann & Co. Inc. ("Ladenburg") acted as placement agent and we will pay Ladenburg fees for its services in connection with proceeds received in the Private Placement from Investors introduced to the Company by Ladenburg pursuant to its agreement with the Company, in accordance with applicable FINRA rules and regulations. No compensation, fees, or discounts will be paid or given to any other person in connection with the offer and sale of the securities.
The foregoing descriptions of the Designation, Securities Purchase Agreement, Voting Agreements, and Warrants do not purport to be complete and are subject to, and qualified in their entirety by, the full text of these documents, which will be filed as exhibits to our Current Report on Form 8-K regarding the Acquisition.
Our Products
We sell products we manufacture and products manufactured by others. Approximately 49% of our net sales (excluding freight, repairs, and miscellaneous items) in fiscal year 2017 were products we manufacture. With Hausmann operations, we expect approximately 65% of our sales to be products we manufacture.
Our products include a broad line of therapeutic products for physical medicine and athletic training applications including therapy devices, medical supplies and soft goods, custom and standard treatment tables and rehabilitation equipment. They are used primarily by physical therapists, chiropractors, athletic trainers, sports medicine practitioners and other physical medicine professionals. Our Hausmann subsidiary also sells a line of custom cabinetry and furnishings through its institutional division. The following table illustrates our various product categories.

Manufactured Capital Products	• Motorized and Stationary Treatment Tables • Parallel Bars • Traction Systems • Wood Furniture	  
Hausmann Manufactured Capital Products	• Laminated Wood Treatment Tables and Furniture • PROTEAM™ by Hausmann (Custom Athletic Training Equipment) • Green-Line (Eco Friendly Products) • Institutional Division (Custom Cabinetry and Furnishings)	   
Manufactured Supplies	• Hot Packs and Covers • Cold Packs • Braces, Belts, Wraps, Straps • Pillows and Cushions • Wedges, Bolsters, Mats	   
Distributed Capital Products – *Capital equipment bought from other manufacturers and resold to customers*	• Hydrotherapy • Exercise Equipment • Weight Training Equipment	   
Distributed Supplies – *Supplies bought from other manufacturers and resold to customers*	• Clinical Accessories • Aids to Daily Living • Exercise Balls and Bands • Sports Med and Taping Products • Lotions and Gels

Therapeutic Modalities
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
We market a broad line of devices that include electrotherapy, ultrasound or a combination of both of these modalities in a single device. The Dynatron Solaris® Plus and Dynatron 25 Series™ include combination devices that provide electrotherapy and ultrasound therapy treatments to patients. In August 2016, we released upgraded versions of these combination products which have improved their design, manufacturing process, and international reach. The Dynatron 25 Series™ devices target the lower-priced segment of the market while the Dynatron Solaris® Plus products add Tri-Wave phototherapy capabilities as well as thermal therapy available through the patented ThermoStim probe accessory. We will continue to develop our core therapy technology and remain a leader in the design, manufacture and sale of therapy equipment.
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

Our Dynatron Solaris® 709Plus, 708Plus, 707Plus, 706Plus, and 705Plus units all feature phototherapy technology. The Dynatron Solaris® Plus products are capable of powering either the handheld Tri-Wave phototherapy probe or the larger Tri-Wave phototherapy pads. The Dynatron® Tri-Wave pad is capable of treating larger areas of the body via unattended infrared, red and blue wavelength phototherapy. The Dynatron® Tri-Wave phototherapy probe is used in an attended mode targeting specific treatment sites by the practitioner.
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
Iontophoresis – Iontophoresis uses electrical current to transdermally deliver drugs such as lidocaine for localized treatment of pain and inflammation without the use of needles. The Dynatron® iBox™, our proprietary iontophoresis device, provides support for this market. We also distribute a line of proprietary iontophoresis electrodes under the brand name of Dynatron® Ion electrodes, along with other types of iontophoresis electrodes from other manufacturers.
Traction Therapy – We offer a complete line of traction equipment including traction devices, traction tables, traction harnesses and related positioning products. Our traction products are designed to provide static, intermittent, and cycling distraction forces to relieve pressures on structures that may be causing low back or neck pain. These products relieve pain through decompression of intervertebral discs or unloading due to distraction and positioning. During the fiscal year we introduced the new SmarTrac™ traction device. This device replaces the DX2 product we introduced over 10 years ago.
Other Modalities – In addition to the modalities listed above we also offer products that incorporate Radial Pulse Therapy that delivers kinetic energy through for the relief of muscle pain and increasing circulation; Short Wave Diathermy that incorporates electromagnetic energy to heat body tissues for therapeutic benefit; Oscillation Therapy that creates an electrostatic field within the patient, resulting in a highly effective treatment for reducing minor muscle aches and pains.
Medical and Rehabilitation Equipment
Treatment Tables and Rehabilitation Equipment – We sell power and manually operated treatment tables, mat platforms, parallel bars and work tables.  We also sell training stairs, weight racks, as well as other rehabilitation and athletic training room products.  Most of these products are manufactured at our Tennessee facility for the Dynatronics brand and in our New Jersey facility for the Hausmann brand.
The Hausmann facility specializes in manufacturing high quality laminated med-surg and rehabilitation products. Laminate construction allows for better contamination control and ease of maintenance over other materials.  Over 75% of Hausmann products are part of an unrivaled "Quick Ship" program promising shipment within 1 to 10 business days from date of order. Last year Hausmann shipped 98% of orders on time. One of the fastest growing segments of our business is the PROTEAM™ line of products for athletic training. The athletic training tables and taping stations are for professional and college teams in over 5,000 locations.
At our Tennessee facility the focus is on solid wood products. Between the two facilities we cover the spectrum of products for a wide array of customers.
Manufactured Medical Supplies and Soft Goods
We currently manufacture or have manufactured for us over 700 medical supply and soft goods products including hot packs, cold packs, lumbar rolls, exercise balls, wrist splints, ankle weights, cervical collars, slings, cervical pillows, bolsters, positioning wedges, back cushions, weight racks, rehabilitation products and back and wrist braces. By manufacturing our own products we not only assure the best possible quality of product, but we are able to maximize gross profit margins.

Distributed Medical Equipment, Supplies and Soft Goods
Over the years, we have significantly expanded the number of products from other manufacturers that we distribute including additional exercise equipment, treatment tables, parallel bars, hand therapy products, hot and cold therapy products, lotions and gels, paper products, athletic tape, splints, elastic wraps, exercise weights, exercise bands and tubing, walkers, treadmills, stair climbers, heating units for hot packs, whirlpools, electrodes, hydrotherapy and aquatic exercise products, clinical supplies, diagnostic and evaluation products, orthopedic supports, patient positioners, rehabilitation equipment, traction equipment, wound and edema care products, nutritional supplements, and portable electrotherapy products.
We market our products through direct sales representatives, independent dealers, our e-commerce websites and our product catalog. We continually seek to update our line of manufactured and distributed medical supplies and soft goods.
Sales Mix among Key Products
No single product accounted for more than 10% of total revenues in fiscal years 2017 and 2016. Sales of products manufactured by the Company represented approximately 49% and 44% of total product sales, excluding freight and other revenue, in fiscal years 2017 and 2016, respectively. The increase in percentage of products manufactured in fiscal year 2017 can be attributed to the acquisition of Hausmann in the last quarter of the fiscal year. As the Hausmann acquisition is fully integrated into our operations, we expect sales of manufactured products as a percentage of net sales to increase to approximately 65% per year.
Patents and Trademarks
Patents. The United States patent on our thermoelectric technology will remain in effect until February 2033. We also hold a United States patent on our combination traction/phototherapy technology that will remain in effect until December 2026, a United States patent on our phototherapy technology that will remain in effect until August 2025. In addition, we recently filed and have pending a patent application relating to our knee range of motion technology with the United States Patent and Trademark Office.
Trademarks. We have developed and use registered trademarks in our business, particularly relating to our corporate and product names. The trademark Dynatron® has been registered with the United States Patent and Trademark Office. In addition, we own United States trademark registrations. Those that are significant to our business include Dynatron Solaris®, Dynaheat®, Body Ice®, Powermatic®, and the Hausmann Logo. Our print materials are also protected under copyright laws, both in the United States and internationally.
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
Warranty Service
We provide a warranty on all products we manufacture for time periods ranging in length from 90 days to five years from the date of sale. We service warranty claims on these products primarily at the Utah, Tennessee and New Jersey facilities depending on the service required. We also have field service available in other parts of the United States and Canada. Our warranty policies are comparable to warranties generally available in the industry. Warranty claims were approximately $144,000 in each of fiscal years 2017 and 2016. We expect this amount to increase in the next year as we will have a full year of sales from our Hausmann operations.
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
Customers and Markets
We sell our products primarily to licensed practitioners such as physical therapists, chiropractors, athletic trainers, professional sports teams and universities, sports medicine specialists, post-acute care facilities, hospitals and clinics. We utilize direct sales representatives and independent sales representatives to sell our products together with a network of over 40 independent dealers, with revenue greater than $50,000, throughout the United States and internationally. We have relationships with more than 100 additional independent dealers we are working with to strengthen distribution. Most dealers purchase and take title to the products, which they then sell to end users.
We have entered into agreements with regional/national chains of physical therapy clinics and hospitals. We sell our products directly to these clinics and hospitals pursuant to preferred pricing arrangements. We also have preferred pricing arrangements with key customers who commit to purchase certain volumes and varieties of products. No single customer or group of related accounts was responsible for 10% or more of net sales in fiscal years 2017 and 2016.
We export products to approximately 30 different countries. Sales outside North America totaled approximately $814,000 in fiscal year 2017 (or approximately 2.3% of net sales) and $850,000 in fiscal year 2016 (approximately 2.8% of net sales). Our Utah facility is certified to the ISO 13485 quality standard for medical device manufacturing. We also have CE Mark approval for our Dynatron Solaris® Plus family of products. We have clearance to sell our advanced technology devices in numerous markets around the world and have sales efforts ongoing to expand our international footprint. We have no foreign manufacturing operations, but we purchase certain products and components from foreign manufacturers.
Competition
We believe our key products are distinguished competitively by our use of the latest technology. Several of our products are protected by patents, or where patents have expired, the proprietary technology on which those patents were based. We believe that the integration of advanced technology in the design of each product has distinguished Dynatronics-branded products in a very competitive market. For example, we were the first company to integrate infrared phototherapy as part of a combination therapy device. The introduction of the ThermoStim probe was the first of its product type on the market. We believe these factors give us a competitive edge. Many of our competitors are solely distributors of competing products whereas the majority of our sales are expected to be products that we manufacture. Also, our distribution channels provide important competitive advantages due to many established relationships with clinics which directly affect the sale and distribution of our products.
Information necessary to determine or reasonably estimate our market share or that of any competitor in any of these markets is not readily available.

Electrotherapy/Ultrasound
We compete in the clinical market for electrotherapy and ultrasound devices with both domestic and foreign companies. Approximately 10-15 companies produce electrotherapy and/or ultrasound devices directly competitive with our products. Some of these competitors are larger and better established, and have greater resources than Dynatronics. Other than Dynatronics, few companies, domestic or foreign, provide multiple-modality devices, which is one important distinction between us and our competition. Furthermore, we believe no competitor offers three frequencies on multiple-sized soundheads or provides the proprietary electrotherapy features offered in our electrotherapy devices. We believe that our primary domestic competitors that manufacture competitive clinical electrotherapy and ultrasound equipment include DJO Global (Chattanooga Brand), Compass Health Brands, Rich-Mar, and Mettler Electronics.
Phototherapy and Thermal Therapy
We are aware of only two competitors, DJO and Rich-Mar that offer a device that includes phototherapy in combination with electrotherapy and ultrasound capabilities in the same device as we do.
Dynatronics offers a hand-held accessory, the ThermoStim Probe that provides thermal therapy in combination with electrotherapy. Other manufacturers such as Game Ready or Thermo-Tek offer thermal therapy in combination with compression therapy. We distribute Game Ready products.
Medical Supplies and Soft Goods
We compete against various manufacturers and distributors of medical supplies and soft goods, some of which are larger, more established and have greater resources than Dynatronics. Excellent customer service, along with providing online ordering capability and value to customers is of key importance for us to remain competitive in this market. Our competitors are primarily distributors such as Performance Health, Scrip Companies, North Coast Medical and Meyer Distributing All competitors of distributed products rely primarily on catalog, inside sales, or internet sales.
Iontophoresis
Our competitors in the iontophoresis market include DJO (Iomed), Rich-Mar, Travanti Pharma and North Coast Medical. We believe that our strong distribution network is important to our continued ability to compete in this increasingly competitive market.
Treatment Tables
Our primary competition in the treatment table market is from domestic manufacturers including Hill Laboratories Company, Performance Health, Bailey Manufacturing, Tri-W-G, DJO, Armedica, Stonehaven, and Clinton Industries. Cardon Industries from Canada is also a competitor. We believe we compete based on our industry experience and product quality. In addition, certain components of the treatment tables are manufactured overseas, which we believe allows for pricing advantages over competitors.
Radial Pulse Therapy and Shortwave Diathermy
Competitors that distribute Radial Pulse Therapy devices in the United States are CuraMedix, ELvation USA, Mettler Electronics and other smaller companies. CuraMedix imports the STORZ Medical devices and represent the largest portion of the market share of sales in this line of products in the United States.
There are only a few manufacturers in the United States market that are producing shortwave diathermy units. The three primary companies that are distributing shortwave diathermy in the United States are DJO/Chattanooga, Accelerated Care Plus (ACP), and Mettler Electronics.
Manufacturing and Quality Assurance
We manufacture electrotherapy, ultrasound, phototherapy, iontophoresis, traction and oscillation therapy devices at our facility in Cottonwood Heights, Utah. We manufacture treatment tables, rehabilitation equipment, soft goods, and other medical products at our facilities in Chattanooga, Tennessee and Northvale, New Jersey. We purchase custom components for our manufactured products from third-party suppliers. All parts and components purchased from these suppliers meet established specifications. Trained staff performs all sub-assembly, final assembly and quality assurance testing by following established procedures. Our design and development process ensures that products meet the requirements of the medical device industry. The supply chain process manages quality suppliers of components and materials to ensure their availability for our manufacturing teams.

The development and manufacture of a portion of our products manufactured at our Utah facility, is subject to rigorous and extensive regulation by the FDA and other international regulatory agencies. In compliance with the FDA's Current Good Manufacturing Practices, or CGMP, and ISO standards we have developed a comprehensive Quality System that processes customer feedback and analyzes product performance trends. Conducting prompt reviews of timely information, allows Dynatronics to respond to customer needs and ensure quality performance of the devices we produce.
Our Utah facility is certified to ISO 13485:2003 standards for medical products. ISO 13485 is an internationally recognized quality management system standard adopted by over 90 countries. The ISO 13485 certification also allows us to qualify for CE Mark certification. With the CE Mark certification, we are able to market qualified products throughout the European Union and in other countries where CE Mark certification and ISO 13485 certification are recognized. Some of our products manufactured at the Utah facility are CE marked.
Products manufactured at our facility in Tennessee are subject to our internal quality system which is modeled on the quality system at our facility in Utah.
Products manufactured at our facility in New Jersey follow a similar pattern of compliance to an internal quality system that meets the requirements of Current Good Manufacturing Practices (CGMP). This quality system controls the production of products meeting the expectations of our customers for quality products and services.
Research and Development
Total research and development ("R&D") expenses in fiscal year 2017 were $1,081,000, compared to approximately $1,070,000 in fiscal year 2016. R&D expenses in 2017 were related to development of therapeutic devices introduced in fiscal year 2017 and others expected to be introduced in fiscal year 2018. R&D expenses represented approximately 3.0% and 3.5% of our net sales in fiscal years 2017 and 2016, respectively. R&D expenditures are expected to remain near current levels in fiscal year 2018.
Regulatory Matters
The manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and other countries. In the United States, the FDA regulates a portion of our products pursuant to the Medical Device Amendment of the Food, Drug, and Cosmetic Act, or FDC Act, and regulations promulgated thereunder. Advertising and other forms of promotion (including claims) and methods of marketing of the products are subject to regulation by the FDA and the Federal Trade Commission, or FTC, under the Federal Trade Commission Act.
As a device manufacturer, we are required to register with the FDA and once registered we are subject to inspection for compliance with the FDA's Quality Systems regulations. These regulations require us to manufacture our products and maintain our documents in a prescribed manner with respect to manufacturing, testing, and control activities. Further, we are required to comply with various FDA requirements for reporting customer complaints involving our devices. The FDC Act and its medical device reporting regulations require us to provide information to the FDA on deaths or serious injuries alleged to have been caused or contributed to by the use of our products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to occur. The FDA also prohibits an approved device from being marketed for unapproved uses. All of our therapeutic treatment devices as currently designed are cleared for marketing under section 510(k) of the Medical Device Amendment to the FDC Act or are considered 510(k) exempt. If a device is subject to section 510(k) approval requirements, the FDA must receive pre-market notification from the manufacturer of its intent to market the device. The FDA must find that the device is substantially equivalent to a legally marketed predicate device before the agency will clear the new device for marketing.
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

The passage of the Patient Protection and Affordable Care Act and the Health Care and Educational Reconciliation Act (the "Health Care Reform Law") in 2010 included new reporting and disclosure requirements for device manufacturers with regard to payments or other transfers of value made to certain healthcare providers. Specifically, any transfer of value exceeding $10 in a single transfer or cumulative transfers over a one-year period exceeding $100 to any statutorily defined practitioner (primarily physicians, podiatrists, dentists and chiropractors, or a teaching hospital) must be reported to the federal government by March 31st of each year for the prior calendar year. The data will be assembled and posted to a publicly accessible website by September 30th following the March 31st reporting date. If we fail to provide these reports, or if the reports we provide are not accurate, we could be subject to significant penalties. Several states have adopted similar reporting requirements. We believe we are in compliance with the Health Care Reform Law and have systems in place to assure continued compliance.
On December 18, 2015, President Obama signed into law H.R. 2029, the "Consolidated Appropriations Act, 2016", which includes a two-year moratorium on the medical device excise tax, effective January 1, 2016. The 2.3% tax on sales of medical devices (except certain devices sold at retail) was enacted as part of the Affordable Care Act in 2010 and applied to device sales beginning on January 1, 2013. Absent further legislative action, the tax will be automatically reinstated for medical device sales starting on January 1, 2018.
In March 2017, FDA published guidance relating to Class II devices that would no longer be required to submit a pre-market notification (510(k)). This list was finalized in the Federal Register on July 11, 2017. Among the Class II devices exempted by this determination are some phototherapy devices such as those manufactured by us. That guidance indicates that such devices are considered safe and effective without adding the burden of a pre-market approval by the FDA. While this change diminishes the regulatory burden for such products, it also lowers the barriers to entry for competitive products. We view this change as generally positive for the Company and our ability to leverage existing technology competencies in this segment.
Failure to comply with applicable FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Any such action by the FDA could materially adversely affect our ability to successfully market our products. Our Utah, Tennessee and New Jersey facilities are inspected periodically by the FDA for compliance with the FDA's CGMP and other requirements, including appropriate reporting regulations and various requirements for labeling and promotion. The FDA Current Quality Systems Regulations are similar to the ISO 13485 Quality Standard. The CGMP regulation requires, among other things, that (i) the manufacturing process be regulated and controlled by the use of written procedures, and (ii) the ability to produce devices that meet the manufacturer's specifications be validated by extensive and detailed testing of every aspect of the process.
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
If the FTC has reason to believe the law is being violated (e.g., the manufacturer or distributor does not possess adequate substantiation for product claims), it can initiate an enforcement action. The FTC has a variety of processes and remedies available to it for enforcement, both administratively and judicially, including compulsory process authority, cease and desist orders, and injunctions. FTC enforcement could result in orders requiring, among other things, limits on advertising, consumer redress, and divestiture of assets, rescission of contracts, or such other relief as may be deemed necessary. Violation of such orders could result in substantial financial or other penalties. Any such action against us by the FTC could materially and adversely affect our ability to successfully market our products.
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

In addition to compliance with FDA rules and regulations, we are also required to comply with international regulatory laws including Health Canada, CE Mark, or other regulatory schemes used by other countries in which we choose to do business. Foreign governmental regulations have become increasingly stringent and more common, and we may become subject to more rigorous regulation by foreign governmental authorities in the future. Penalties for a company's non-compliance with foreign governmental regulation could be severe, including revocation or suspension of a company's business license and criminal sanctions. Any domestic or foreign governmental law or regulation imposed in the future may have a material adverse effect on us. We believe all of our present products are in compliance in all material respects with all applicable performance standards in countries where the products are sold. We also believe that our products comply with CGMP, record keeping and reporting requirements in the production and distribution of the products in the United States.
Foreign Government Regulation
Although it is not a current focus we intend to expand our efforts to market our products in European and other select international markets in the future. The regulatory requirements for our products vary from country to country. Some countries impose product standards, packaging requirements, labeling requirements and import restrictions on some of the devices we manufacture and distribute. Each country has its own tariff regulations, duties and tax requirements. Failure to comply with applicable foreign regulatory requirements may subject us to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.
Environment
Environmental regulations and the cost of compliance with them are not material to our business.
Seasonality
We believe that the effect of seasonality on the results of our operations is not material.
Backlog
Our backlog represents orders received and waiting to be shipped on a given day either because of lead time delays or because of customer requests for specific delivery dates beyond the period end. Backlog is not a term recognized under United States generally accepted accounting principles (GAAP); however, it is a common measurement used in our industry. As of June 30, 2017, we had a backlog of orders of approximately $2,643,000, compared to approximately $1,543,000 as of June 30, 2016. The increase in the backlog of approximately $1,100,000 as of June 30, 2017, compared to June 30, 2016, was due primarily to the Hausmann acquisition which added backlog of $1,064,000 as of June 30, 2017. We expect to see the backlog of orders gradually increase over historic levels as sales grow.
Employees
On June 30, 2017, we had a total of 233 employees, of which 219 were full-time employees and 14 were part-time employees. Included in these figures were 91 employees at our Hausmann division, 56 of which are union employees. By comparison, we had 153 employees (139 full-time and 14 part-time, none of which was represented by any collective bargaining agreement or union) on June 30, 2016. We believe our labor relations with both union and non-union employees are satisfactory.
Item 1A.  Risk Factors
In addition to the risks described elsewhere in this Annual Report on Form 10-K and in certain of our other filings with the Securities and Exchange Commission, the following risks and uncertainties, among others, could cause our actual results to differ materially from those contemplated by us or by any forward-looking statement contained in this Annual Report on Form 10-K. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this Annual Report on Form 10-K and our other public filings.

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
Risks Related to Our Business and Industry
We have a recent history of losses, and we may not return to or sustain profitability in the future. We have incurred net losses for six consecutive fiscal years. In recent years, we have made substantial investments in research and development, infrastructure, distribution channel expansion and acquisitions to support anticipated future revenue growth. We expect to continue to make significant investments in the development and expansion of our business, which may make it difficult for us to return to profitability. Our present business strategy is to improve cash flow by acquiring businesses that are cash flow positive and by adding to our existing product line and expanding our sales and marketing efforts, including the addition of in-house sales personnel and acquisitions. We cannot predict when we will again achieve profitable operations or that we will not require additional financing to fulfill our business objectives. We may not be able to increase revenue in future periods, and our revenue could decline or grow more slowly than we expect. We may incur significant losses in the future for many reasons, including due to the risks described in this Annual Report on Form 10-K.
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
At the scheduled maturity of our credit facilities or in the event of an acceleration of a debt facility following an event of default, the entire outstanding principal amount of the indebtedness under such facility, together with all other amounts payable thereunder from time to time, will become due and payable. It is possible that we may not have sufficient funds to pay such obligations in full at maturity or upon such acceleration. If we default and are not able to pay any such obligations due, our lenders have liens on substantially all of our assets and could foreclose on our assets in order to satisfy our obligations. If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance our indebtedness and other financial transactions, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms, if at all. Our line of credit with a lender matures in March 2019, which will require that we renew the facility at that time. There is no assurance we will be successful in renewing the credit facility from our current or another lender. In addition, any refinancing of our indebtedness could be at significantly higher interest rates, and/or result in significant transaction fees.
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

Our inability to acquire and integrate other businesses, products or technologies could harm our operating results. Our business plan includes the acquisition of other businesses, products and technologies. In fiscal year 2017 we acquired Hausmann and we expect to close our acquisition of B&C on or about October 2, 2017. In the future we expect to acquire or invest in other businesses, products or technologies that we believe could complement or expand our existing product lines, expand our customer base and operations, enhance our technical capabilities or otherwise offer growth or cost-saving opportunities. We have limited experience in successfully acquiring and integrating businesses, products and technologies. If we identify an appropriate acquisition candidate, we may not be successful in negotiating favorable terms of the acquisition, financing the acquisition or effectively integrating the acquired business, product or technology into our existing business and operations. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices, or employee or customer issues.
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
Healthcare reform in the United States has had and is expected to continue to have a significant effect on our business and on our ability to expand and grow our business. The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, generally known as the Health Care Reform Law, significantly expanded health insurance coverage to uninsured Americans and changed the way health care is financed by both governmental and private payers. We expect expansion of access to health insurance may eventually increase the demand for our products and services and pressure to reduce costs of healthcare will likely increase demand for less costly services such as physical therapy in both pre-habilitation and rehabilitation settings, but other provisions of the Health Care Reform Law have affected us adversely. The U.S. Congress has been considering legislation to repeal, modify or replace the Health Care Reform Law. We cannot predict the outcome of these efforts and, as a result, we cannot predict the effect that any such repeal, modification or replacement will have on our business and results of operations. Additionally, further federal and state proposals for health care reform are likely. The reform has created uncertainty regarding reimbursement and delivery of services and has, in past years, resulted in reluctance on the part of health care providers to expand or improve their practices with new products and equipment, which has adversely affected our revenues. We cannot predict what further reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on us.

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
As a participant in the healthcare industry, our operations and products, and those of our customers, are regulated by numerous government agencies, both inside and outside the United States. The impact of this on us is direct, to the extent we are subject to these laws and regulations, and indirect in that in a number of situations, even though we may not be directly regulated by specific healthcare laws and regulations, our products must be capable of being used by our customers in a manner that complies with those laws and regulations. The manufacture, distribution, marketing and use of some of our products are subject to extensive regulation and increased scrutiny by the Food and Drug Administration (FDA) and other regulatory authorities globally. Any new Class II product must undergo lengthy and rigorous testing and other extensive, costly and time-consuming procedures mandated by FDA and foreign regulatory authorities. Changes to current Class II products may be subject to vigorous review, including additional 510(k) and other regulatory submissions, and approvals are not certain. Our facilities must be approved and licensed prior to production and remain subject to inspection from time to time thereafter. Failure to comply with the requirements of FDA or other regulatory authorities, including a failed inspection or a failure in our adverse event reporting system, could result in adverse inspection reports, warning letters, product recalls or seizures, monetary sanctions, injunctions to halt the manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant approvals or licenses, restrictions on operations or withdrawal of existing approvals and licenses. Any of these actions could cause a loss of customer confidence in us and our products, which could adversely affect our sales. The requirements of regulatory authorities, including interpretative guidance, are subject to change and compliance with additional or changing requirements or interpretative guidance may subject the Company or our products to further review, result in product launch delays or otherwise increase our costs.
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
If we fail to obtain regulatory approval in foreign jurisdictions, then we cannot market our products in those jurisdictions. We sell or plan to market some of our products in foreign jurisdictions, as well as in China and the European Union. Many foreign countries in which we market or may market our products have regulatory bodies and restrictions similar to those of the FDA. International sales are subject to foreign government regulation, the requirements of which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ. Companies are now required to obtain a CE Mark, which shows conformance with the requirements of applicable European Conformity directives, prior to the sale of some medical devices within the European Union. Some of our current products that require CE Markings have them and it is anticipated that additional and future products may require them as well. We may be required to conduct additional testing or to provide additional information, resulting in additional expenses, to obtain necessary approvals. If we fail to obtain approval in such foreign jurisdictions, we would not be able to sell our products in such jurisdictions, thereby reducing the potential revenue from the sale of our products.

Market access could be a limiting factor in our growth. The emergence of Group Purchasing Organizations (GPO's) that control a significant amount of product flow to hospitals and other acute care customers may limit our ability to grow in the acute care space. GPO's issue contracts to manufacturers approximately every three years through a bidding process. Despite repeated efforts, we have been relatively unsuccessful in landing any significant GPO contracts. The process for being placed on contract with a GPO is rigorous and non-transparent. Performance Health, a large competitor, controls the majority of GPO contracts in our market space holding in many instances a sole source contract.
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
The products we sell are subject to market and technological obsolescence. We offer approximately 10,000 to 15,000 variations of products. If our customers discontinue purchasing a given product, we might have to record expense related to the diminution in value of inventories we have in stock, and depending on the magnitude, that expense could adversely impact our operating results. In addition to the products of others that we distribute, we design and manufacture our own medical devices and products. We may be unable to effectively develop and market products against the products of our competitors in a highly competitive industry. Our present or future products could be rendered obsolete or uneconomical by technological advances by our competitors. Competitive factors include price, customer service, technology, innovation, quality, reputation and reliability. Our competition may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, have greater financial, marketing and other resources than us or be more successful in attracting potential customers, employees and strategic partners. Given these factors, we cannot guarantee that we will be able to continue our level of success in the industry.
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
Our stock price has been volatile and we expect that it will continue to be volatile. For example during the year ended June 30, 2017, the selling price of our common stock ranged from a high of $3.75 to a low of $2.29. The volatility of our stock price can be due to many factors, including:
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

Investors in our securities may experience substantial dilution with the conversion of preferred stock to common, exercise of stock options and warrants, future issuances of stock, grants of restricted stock and the issuance of stock in connection with our acquisitions of other companies. Our articles of incorporation authorize the issuance of 100,000,000 shares of common stock and 50,000,000 shares of preferred stock. Our board of directors ("Board of Directors" or "Board") has the authority to issue additional shares of common and preferred stock up to the authorized capital stated in the articles of incorporation. Our Board of Directors may choose to issue some or all of such shares of common or preferred stock to acquire one or more businesses or to provide additional financing in the future. As of June 30, 2017, we had outstanding a total of 3,559,000 shares of Series A 8% Convertible Preferred Stock (the "Series A Preferred") and Series B 8% Convertible Preferred stock (the "Series B Preferred") and associated warrants for the purchase of approximately 5,339,000 shares of common stock. The Series A Preferred and Series B Preferred shares are convertible into common stock. In connection with the acquisition of B&C, announced at the time of filing this Annual Report on Form 10-K, we issued or will issue shares of our Series C and Series D Preferred and warrants to purchase additional shares of common stock. The shares of Series C and Series D Preferred will automatically convert to common stock and the warrants will be exercisable for the purchase of common stock following shareholder approval. The conversion of the preferred stock and the exercise of the warrants will result in substantial dilution to common shareholders. From time to time, we have issued and we expect we will continue to issue stock options or restricted stock grants or similar awards to employees, officers, and directors pursuant to our equity incentive award plans. Investors may experience dilution as these awards vest and are exercised by their holders and the restrictions lapse on the restricted stock grants. In addition, we may issue stock or warrants for the purchase of stock for the purpose of raising capital to fund our growth initiatives, in connection with acquisitions of other companies, or in connection with the settlement of obligations and or indebtedness with vendors and suppliers, which may result in investors experiencing dilution. The issuance of any such shares of common or preferred stock may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares of common stock or securities convertible into or exercisable for the purchase of common stock, such issuance also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change of control of our corporation.
Our current strategy includes growth through acquisitions, which requires us to incur substantial costs and potential liabilities for which we may never realize the anticipated benefits. In addition to internally generated growth, our current strategy involves growth through acquisitions. We may be unable to implement our growth strategy, and our strategy ultimately may be unsuccessful. A significant portion of our growth in revenues has resulted from, and is expected to continue to result from, the acquisition of businesses complementary to our own. We engage in evaluations of potential acquisitions and are in various stages of discussion regarding possible acquisitions, certain of which, if consummated, could be significant to us. Any new acquisition could result in material transaction expenses, increased interest and amortization expense, increased depreciation and amortization expenses, increased operating expense, and possible in-process research and development charges for acquisitions that do not meet the definition of a "business," any of which could have a material adverse effect on our operating results. Certain businesses that we acquire may not have adequate financial, disclosure, regulatory, quality or other compliance controls at the time we acquire them. As we grow by acquisition, we must manage and integrate the new businesses to bring them into our systems for financial, disclosure, compliance, regulatory and quality control, realize economies of scale, and control costs. In addition, acquisitions involve other risks, including diversion of management resources otherwise available for development of our business and risks associated with entering markets in which our marketing teams and sales force has limited experience or where experienced distribution alliances are not available. Our future profitability will depend in part upon our ability to develop further our resources to adapt to these new products or business areas and to identify and enter into or maintain satisfactory distribution networks. We may not be able to identify suitable acquisition candidates in the future, obtain acceptable financing or consummate any future acquisitions. If we cannot integrate acquired operations, manage the cost of providing our products or price our products appropriately, our profitability could suffer. In addition, as a result of our acquisitions of other healthcare businesses, we may be subject to the risk of unanticipated business uncertainties, regulatory and other compliance matters or legal liabilities relating to those acquired businesses for which the sellers of the acquired businesses may not indemnify us, for which we may not be able to obtain insurance (or adequate insurance), or for which the indemnification may not be sufficient to cover the ultimate liabilities.
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

Our issuance of shares of preferred stock could delay or prevent a change of control of the Company. As of June 30, 2017, we had 3,559,000 shares of Series A Preferred and Series B Preferred outstanding, convertible into 3,559,000 shares of common stock. Our Board of Directors has the authority to cause us to issue, without any further vote or action by the shareholders, up to approximately 46,441,000 additional shares of preferred stock, no par value per share, in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. The issuance of shares of preferred stock may have the effect of delaying, deferring or preventing a change in control of our Company without further action by the shareholders, even where shareholders are offered a premium for their shares. The issuance of shares of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of common stock, including the loss of voting control.
Item 2.  Properties
Our corporate headquarters and principal executive offices are located at 7030 Park Centre Drive, Cottonwood Heights, Utah. Cottonwood Heights is a suburb of Salt Lake City, Utah. The headquarters consist of a single facility housing administrative offices and manufacturing space, totaling approximately 36,000 sq. ft. We sold the building in August 2014, and lease it back from the purchaser. The monthly payment is approximately $27,000 and the lease terminates in 2029. We account for the agreement as a capital lease which results in depreciation and implied interest expense each period offset by an amortized gain on the sale of the property. Overall the net monthly occupancy cost of this lease is $29,000.
We own a 53,200 sq. ft. manufacturing facility and undeveloped acreage for future expansion in Chattanooga, Tennessee, subject to a mortgage requiring monthly payments of approximately $13,000 and maturing in 2021. The interest rate on this obligation is 6.4% per annum.
We lease a 60,000 square-foot manufacturing and office facility in Northvale, New Jersey as the home of our Hausmann operations, with an initial two-year term and annual lease payments of $360,000 for the first year and 2% increases in each subsequent year. The lease provides for two options to extend the term of the lease for two years per extension term, subject to annual 2% per year increases in base rent, and a third option at the end of the second option term for an additional five years at fair market value. We lease this facility from Hausmann Industries Inc., from which we acquired the Hausmann operations and which is controlled by David Hausmann who is now an employee of the Company.
We also rent office and warehouse space in Livermore, California; Stafford, Texas; Chesterfield, Michigan; and Minneapolis, Minnesota. We are in process of consolidating our Livermore operations into other facilities and closing the facility no later than December 31, 2017 when the lease agreement expires. In connection with the acquisition of B&C, we will lease the 85,000 sq. ft. facility in which its operations are conducted in Eagan, Minnesota under a lease having a three-year initial term, with annual base rent of $600,000 per year, with two, two-year extensions.
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
As of September 18, 2017, we had approximately 4,710,544 shares of common stock issued and outstanding. Our common stock is included on the NASDAQ Capital Market (symbol: DYNT). The following table shows the range of high and low sales prices for our common stock as quoted on the NASDAQ system for the quarterly periods indicated.
 Fiscal Year Ended June 30,

	2017		2016
	High	Low	High	Low
1st Quarter (July-September)	$2.99	$2.33	$4.44	$2.65
2nd Quarter (October-December)	$2.90	$2.29	$3.36	$2.76
3rd Quarter (January-March)	$3.35	$2.30	$3.09	$2.56
4th Quarter (April-June)	$3.75	$2.70	$3.21	$2.55
Shareholders
As of September 18, 2017, we had approximately 400 shareholders of record.  This number does not include beneficial owners of shares held in "nominee" or "street" name by a bank, broker or other holder of record. In addition to the shareholders of record, we estimate that there are a total of 1,500 beneficial owners of our common stock.
Dividends
As of June 30, 2017, we had approximately 3,559,000 shares of Series A Preferred and Series B Preferred outstanding. Dividends payable on these shares accrue at the rate of 8% per year and are payable quarterly in stock or cash. We generally pay the dividends in stock. The formula for paying this dividend in common stock can change the effective yield on the dividend to more or less than 8% depending on the price of the stock at the time of issuance.
We have never paid cash dividends on our common stock. Our anticipated capital requirements are such that we intend to follow a policy of retaining earnings, if any, in order to finance the development of the business.
Purchases of Equity Securities
We did not purchase any shares of common stock during the year ended June 30, 2017 or in the prior five fiscal years.
Item 6.  Selected Financial Data
Not applicable.
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read this discussion together with the audited financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K. The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under "Risk Factors," "Special Note on Forward-Looking Statements" and elsewhere in this Annual Report on Form 10-K. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.
References to "we," "us," and "our" refer to Dynatronics Corporation and its consolidated subsidiaries. References to "Notes" refer to the Notes to Consolidated Financial Statements included herein (refer to Item 8).

Overview
We design, manufacture and distribute advanced-technology medical devices, therapeutic and medical treatment tables, rehabilitation equipment, custom athletic training treatment tables and equipment, institutional cabinetry as well as thousands of rehabilitation and therapy products and supplies. Through our various distribution channels, we market and sell our products to physical therapists, chiropractors, athletic trainers, sports medicine practitioners, and other medical professionals and institutions. We offer customers a one-stop shop for their medical equipment and supply needs, including electrotherapy, therapeutic ultrasound, phototherapy, rehabilitation products and supplies, treatment tables, customized training room products and exercise products.
Results of Operations
Fiscal Year 2017 Compared to Fiscal Year 2016
Net Sales
Net sales in fiscal year 2017 increased 17.6%, or $5,346,000, to $35,758,000, compared to net sales of $30,412,000 in fiscal year 2016. The year-over-year increase was driven primarily by our acquisition of Hausmann that contributed $3,812,000 in net sales in the fourth fiscal quarter ended June 30, 2017, which represented a 4.5% increase over Hausmann's sales for the same quarter of the prior year, prior to the acquisition of Hausmann. The year-over year increase was also driven by a 5% increase ($1,534,000) in sales of Dynatronics legacy products, including a $1,645,000 increase in net sales of distributed capital equipment, which are other manufacturers' products that we distribute. These increases were partially offset by a net decrease of $110,000 in sales of other product categories. Much of the growth in sales of distributed capital equipment was in long-term care markets where we devoted increased sales and marketing resources this year. We are executing on strategic and marketing initiatives with the aim of increasing demand for and sales of our higher margin manufactured and OEM products.

Gross Profit

Gross profit for the year ended June, 2017 increased $1,154,000, or about 11.1%, to $11,508,000, or 32.2% of net sales. By comparison, gross profit for the year ended June 30, 2016 was $10,354,000, or 34.0% of net sales. The increase in gross profit dollars was driven by Hausmann gross profit of approximately $1,082,000 and increased gross profit of $492,000 on sales of Dynatronics' distributed capital equipment which increased 21.0% over the prior fiscal year. These increases were partially offset by lower gross profit of approximately $420,000 on other product categories. The year-over-year decrease in gross margin percentage from 34.0% to 32.2% was primarily attributable to the Hausmann acquisition, which generated gross margin of approximately 28.1% in the quarter ended June 30, 2017. Our Hausmann subsidiary sells primarily to dealers at wholesale and generates slightly lower gross margin percentage, but also incurs lower selling costs than much of the Dynatronics legacy business. The overall gross margin also decreased due to increased sales of distributed capital products that carry a lower gross margin than our manufactured therapeutic modalities, and due to higher inventory write-offs in fiscal year 2017. Those write-offs increased by $165,000 from $270,000 in fiscal year 2016 to $435,000 in 2017, due to discontinued product lines, excess repair parts, product rejected for quality standards, and other non-performing inventory.
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses increased 10.2%, or $1,123,000, to $12,102,000 for the year ended June 30, 2017, compared to $10,979,000 for the year ended June 30, 2016. Selling expenses represented $774,000 of the $1,123,000 increase in SG&A expenses. Increases in selling expenses were driven primarily by $310,000 associated with Hausmann operations, all incurred in the fourth quarter of our fiscal year, $303,000 in higher personnel costs associated with hiring additional sales management and marketing personnel to implement our plans for organic growth, and $112,000 associated with our digital marketing program.
General and administrative ("G&A") expenses represented $349,000 of the $1,123,000 increase in SG&A expenses. Increases in G&A expenses were driven primarily by $628,000 in increased acquisition related costs and $540,000 associated with the Hausmann operations. These increases in G&A were offset by $768,000 in lower severance related expenses. Severance related expenses were recorded in fiscal year 2016 primarily associated with the separation of two executives.

Research and Development
R&D expenses for the year ended June 30, 2017 increased 1.0%, or $11,000, to $1,081,000 compared to $1,070,000 for the year ended June 30, 2016. Hausmann operations resulted in $12,000 of R&D. Product development and improvement are important elements of our strategy to obtain repeat business and to capture market share. R&D costs are expensed as incurred and are expected to remain approximately at present levels in the next fiscal year.
Interest Expense
Interest expense decreased by approximately $11,000 in fiscal year 2017, to approximately $278,000, compared to approximately $289,000 in fiscal year 2016. The reduction in interest expense is related primarily to the payoff and termination of our previous line of credit in the third quarter of fiscal year 2016, offset by our new line of credit established at the end of third quarter of fiscal year 2017. The largest component of interest expense in fiscal year 2017 was $189,000 of imputed interest related to the sale/leaseback of our corporate headquarters facility. Interest expense also included interest on our line of credit, mortgage interest on our Tennessee property, and a small amount of interest for equipment loans for office furnishings and vehicles.
Loss Before Income Tax Benefit
Pre-tax loss for the year ended June 30, 2017 was $1,866,000 compared to pre-tax loss of $1,967,000 for the year ended June 30, 2016. The $101,000 decrease in pre-tax loss was primarily attributable to a $1,154,000 increase in gross profit and a $768,000 reduction of severance expense, offset by $774,000 of higher selling expenses, $628,000 of higher acquisition costs, and $489,000 of increases in other G&A expenses. The Hausmann operations contributed approximately $223,000 in pre-tax income.
Income Taxes
Income tax benefit was $0 in fiscal year 2017, compared to income tax benefit of $65,000 in fiscal year 2016. We increased the valuation allowance on our net deferred income tax assets by $772,288 and $744,724 for the years ended June 30, 2017 and 2016, respectively, eliminating any income tax benefit that would have otherwise been recognized. See Note 11 to the consolidated financial statements as well as "Critical Accounting Policies and Estimates – Deferred Income Tax Assets" for more information regarding the valuation allowance and its impact on the effective tax rate for 2017.
Net Loss
Net loss for fiscal year 2017 was $1,866,000, compared to $1,903,000 for the year ended June 30, 2016. Fiscal year 2016 included a $65,000 income tax benefit, otherwise, the changes in net loss are the same as explained above for Loss Before Income Tax.
Net Loss Applicable to Common Shareholders
Net loss applicable to common stockholders was $4,293,000 ($1.36 per share) for the year ended June 30, 2017, compared to $2,275,000 ($0.84 per share) for the year ended June 30, 2016. The higher net loss applicable to common stockholders for the year ended June 30, 2017 is due to increased dividends on Preferred Stock as explained below and $1,944,000 in deemed dividends associated with the issuance of 390,000 shares of Series A Preferred in December 2016 and 1,559,000 shares of Series B Preferred in April 2017. The deemed dividends reflect the difference between the underlying common share value of the Series A Preferred and Series B Preferred shares as if converted, based on the closing price of the Company's common stock on the date of the applicable transaction (December 28, 2016 for Series A Preferred and April 3, 2017 for the Series B Preferred), less an amount of the purchase price assigned to the Series A Preferred or Series B Preferred, as applicable, in an allocation of purchase price between the preferred shares and common stock purchase warrants that were issued with the Series A Preferred and Series B Preferred.
Net loss applicable to common stockholders includes the effect of accrued dividends to holders of the Series A Preferred and Series B Preferred which totaled $466,000 for the year ended June 30, 2017 compared to $372,000 for the year ended June 30, 2016. The increase in dividends reflects the issuance of additional Series A Preferred shares in December 2016 and the issuance of Series B Preferred in April 2017. We paid accrued dividends by issuing shares of our common stock and paying $16,240 in cash. The cash payments related to a portion of the dividends accrued on the shares of Series A Preferred issued December 28, 2016.

Liquidity and Capital Resources
We have historically financed operations through cash from operations, available cash reserves, borrowings under a line of credit facility, and sales of equity securities. On March 31, 2017, we entered into a new two year loan and security agreement with Bank of the West (the "Loan and Security Agreement") for an asset based lending facility for up to the lesser of $8,000,000 or an amount available based upon a borrowing base calculation established in the agreement. We expect to obtain capital for future acquisitions using proceeds from debt and equity offerings. Working capital was $5,834,000 as of June 30, 2017 compared to working capital of $5,820,000 as of June 30, 2016. The current ratio was 1.8 to 1 as of June 30, 2017 and 2.5 to 1 as of June 30, 2016. Current assets were 51.7% of total assets as of June 30, 2017 and 63.9% of total assets as of June 30, 2016.
Cash and Cash Equivalents
Our cash and cash equivalents position as of June 30, 2017, was $255,000 compared to cash and cash equivalents of $966,000 as of June 30, 2016. The primary sources of cash in the year ended June 30, 2017 were two equity offerings in which we raised net proceeds of approximately $8,199,000 and net borrowing under a new line of credit of $2,172,000. Primary uses of cash included the acquisition of Hausmann, which used $9,116,000 net of the acquisition holdback, and net cash used in operating activities of approximately $1,528,000 of which $425,000 was due to changes in working capital and $678,000 in transaction costs associated with the Hausmann acquisition.
During the current and prior year we incurred significant operating losses and negative cash flows from operating activities. We believe that our existing and acquired revenue streams, current capital resources, together with cash flows from our Hausmann subsidiary will be sufficient to fund operations through at least one year from the filing date of this Annual Report on Form 10-K. To fully execute on our business strategy of acquiring other entities, we will need to raise additional capital.
Accounts Receivable
Trade accounts receivable, net of allowance for doubtful accounts, increased approximately $1,758,000, or 49.9%, to $5,281,000 as of June 30, 2017, from $3,524,000 as of June 30, 2016. The increase is primarily due to the addition of the Hausmann subsidiary that added $2,104,000 in accounts receivable as of June 30, 2017. This increase was partially offset by a decrease in accounts receivable in our other operations due to collection activities. Trade accounts receivable represent amounts due from our customers including medical practitioners, clinics, hospitals, colleges and universities and sports teams as well as dealers and distributors that purchase our products for redistribution. We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical knowledge and relationship with our customers. Accounts receivable are generally collected within approximately 30 days of invoicing.
Inventories
Inventories, net of reserves, increased $2,401,000, or 48.0%, to $7,398,000 as of June 30, 2017, compared to $4,997,000 as of June 30, 2016. The increase was driven primarily by the addition of the Hausmann subsidiary that had $1,993,000 of net inventory as of June 30, 2017. Inventory levels fluctuate based on the timing of large inventory purchases from domestic and overseas suppliers as well as increased parts related to new products being planned for introduction. During fiscal year 2017, we recorded approximately $435,000 in non-cash write-offs of inventory related to discontinued product lines, excess repair parts, product rejected for quality standards, and other non-performing inventory compared to inventory write-offs of $270,000 in fiscal year 2016. We believe that our estimate of the allowance for inventory reserves is adequate based on our historical knowledge and product sales trends.
Accounts Payable
Accounts payable increased approximately $420,000, or 22.0%, to $2,335,000 as of June 30, 2017, from $1,914,000 as of June 30, 2016. The increase was driven primarily by the addition of the Hausmann subsidiary that had $614,000 of accounts payable at June 30, 2017.
Line of Credit
On March 31, 2017, we entered into the Loan and Security Agreement with Bank of the West to provide asset-based financing to the Company to be used for funding the Hausmann acquisition and for operating capital. This Loan and Security Agreement replaces the previous $1,000,000 line of credit, which we closed prior to the Hausmann acquisition.

The Loan and Security Agreement provides for revolving credit borrowings by the Company in an amount up to the lesser of $8,000,000 or the calculated borrowing base. The borrowing base is computed monthly and is equal to the sum of stated percentages of eligible accounts receivable and inventory, less a reserve. Amounts outstanding bear interest at LIBOR plus 2.25%. We paid a commitment fee of .25% and the line is subject to an unused line fee of .25%. The maturity date is two years from the date of the agreement. Our obligations under the Loan and Security Agreement are secured by a first-priority security interest in substantially all of our assets. The Loan and Security Agreement contains affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of its business, and engage in transactions with affiliates. The Loan and Security Agreement also contains financial covenants applicable to the Company and its subsidiaries, including a maximum monthly consolidated leverage and a minimum monthly consolidated fixed charge coverage ratio. As of June 30, 2017, we had borrowed approximately $2,172,000 under the Loan and Security Agreement compared to no borrowings as of June 30, 2016.
Debt
Long-term debt, excluding current installments decreased approximately $91,000 to approximately $462,000 as of June 30, 2017, compared to approximately $553,000 as of June 30, 2016. Our long-term debt is primarily comprised of the mortgage loan on our office and manufacturing facility in Tennessee and also includes loans related to equipment and a vehicle. The principal balance on the mortgage loan is approximately $508,000 of which $378,000 is classified as long-term debt, with monthly principal and interest payments of $13,278. Our mortgage loan matures in 2021.
In conjunction with the sale and leaseback of our corporate headquarters in August 2014, we entered into a $3.8 million lease for a 15-year term with an investor group. That sale generated a profit of $2.3 million which is being recorded monthly over the life of the lease at $12,500 per month, or approximately $150,000 per year. The building lease is recorded as a capital lease with the related amortization being recorded on a straight line basis over 15 years at approximately $250,000 per year. Lease payments, currently approximately $28,000, are payable monthly and increase annually by approximately 2% per year over the life of the lease. Total accumulated amortization related to the leased building is approximately $735,000 at June 30, 2017. Imputed interest for the fiscal year ended June 30, 2017, was approximately $189,000. Future minimum gross lease payments required under the capital lease as of June 30, 2017 are as follows: 2018, $342,000; 2019, $348,000; 2020, $355,000; 2021, $363,000; 2022, $370,000 and $2,875,000 thereafter.
Inflation
Our revenues and net income have not been unusually affected by inflation or price increases for raw materials and parts from vendors.
Stock Repurchase Plans
In 2011, our Board of Directors adopted a stock repurchase plan authorizing repurchases of shares in the open market, through block trades or otherwise. Decisions to repurchase shares under this plan are based upon market conditions, the level of our cash balances, general business opportunities, and other factors. The Board periodically approves the dollar amounts for share repurchases under the plan. As of June 30, 2017, approximately $448,000 remained available under the Board's authorization for purchases under the plan. There is no expiration date for the plan. No purchases were made under this plan during the year ended June 30, 2017, or during the past five fiscal years.
Critical Accounting Policies
This Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires estimates and judgments that affect the reported amounts of our assets, liabilities, net sales and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable given the circumstances and evaluates these estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. See Note 18 to our consolidated financial statements for the impact of recent accounting pronouncements.
We believe that the following critical accounting policies involve a high degree of judgment and complexity. See Note 1 to our consolidated financial statements for fiscal year 2017, for a complete discussion of our significant accounting policies. The following summary sets forth information regarding significant estimates and judgments used in the preparation of our consolidated financial statements.

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

Any modifications to estimates of inventory valuation reserves are reflected in cost of goods sold within the statements of operations during the period in which such modifications are determined necessary by management. As of June 30, 2017, and 2016, our inventory valuation reserve balance, which established a new cost basis, was approximately $403,000 and $415,000, respectively, and our inventory balance was $7,398,000 and $4,997,000, net of reserves, respectively.
Revenue Recognition
Our sales force and distributors sell our products to end users, including physical therapists, athletic trainers, chiropractors, and medical doctors. Sales revenues are recorded when products are shipped FOB shipping point under an agreement with a customer, risk of loss and title have passed to the customer, and collection of any resulting receivable is reasonably assured. Amounts billed for shipping and handling of products are recorded as sales revenue. Costs for shipping and handling of products to customers are recorded as cost of sales.
Allowance for Doubtful Accounts
We must make estimates of the collectability of accounts receivable. In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $5,281,000 and $3,524,000, net of allowance for doubtful accounts of $382,000 and $389,000 as of June 30, 2017, and 2016, respectively.
Deferred Income Tax Assets
A valuation allowance is required when there is significant uncertainty as to the realizability of deferred tax assets. The realization of deferred tax assets is dependent upon our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have considered the following possible sources of taxable income when assessing the realization of our deferred tax assets:
•	future reversals of existing taxable temporary differences;

•	future taxable income or loss, exclusive of reversing temporary differences and carryforwards;

•	tax-planning strategies; and

•	taxable income in prior carryback years.

We considered both positive and negative evidence in determining the continued need for a valuation allowance, including the following:

Positive evidence:
•	Current forecasts indicate that we will generate pre-tax income and taxable income in the future. However, there can be no assurance that the new strategic plans will result in profitability.

•	A majority of our tax attributes have indefinite carryover periods.
Negative evidence:
•	We have six years of cumulative losses as of June 30, 2017.
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
Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The amendment in this update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. An entity should apply the amendments in this update on a prospective basis. This amendment will be effective for us in our fiscal year beginning July 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact the adoption of ASU 2017-04 will have on its consolidated financial statements and disclosures.
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
  The amendments provide a framework for evaluating whether both an input and a substantive process are present. Lastly, the amendments in this update narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606. This amendment will be effective for us in our fiscal year (including interim periods) beginning July 1, 2018. We are currently evaluating the impact the adoption of ASU 2017-01 will have on its consolidated financial statements and disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842,) a new guidance on leases. This guidance replaces the prior lease accounting guidance in its entirety. The underlying principle of the new standard is the recognition of lease assets and lease liabilities by lessees for substantially all leases, with an exception for leases with terms of less than twelve months. The standard also requires additional quantitative and qualitative disclosures. The guidance is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The standard requires a modified retrospective approach, which includes several optional practical expedients. Accordingly, the standard is effective for us on July 1, 2019. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments, a guidance related to financial instruments - overall recognition and measurement of financial assets and financial liabilities. The guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The update to the standard is effective for public companies for interim and annual periods beginning after December 15, 2017. Accordingly, the standard is effective for us on July 1, 2018. We are currently evaluating the impact that the standard will have on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customer (Topic 606). This authoritative accounting guidance related to revenue from contracts with customers. This guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2017. Accordingly, we will adopt this guidance on July 1, 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. We are evaluating which transition approach to use and its impact, if any, on its consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements—Going Concern, an authoritative accounting guidance related to the disclosure of uncertainties about an entity's ability to continue as a going concern. This guidance requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the consolidated financial statements are issued, and provide related disclosures. We adopted this guidance for the fiscal year ended June 30, 2017.
Business Plan and Outlook
This past year we have continued to strengthen our executive management team, strengthened our sales organization and pursued acquisition candidates. In that regard we successfully acquired and integrated assets and operations of Hausmann Industries which has significantly increased our market presence and improved our operating results. We will continue to pursue our growth strategies in fiscal 2018 as follows:
•	Achieve organic sales growth through improved sales management, new product introductions, geographic expansion, improved market penetration, and continued expansion into post-acute care markets;

•
Identify and act on additional acquisition opportunities that will further enhance our product offering, distribution coverage and leverage our current sales network to improve gross profit margins and cash flows. To that end, we announced the agreement to acquire substantially all the assets of B&C as described in the "Recent Developments" section of this report; and

•	Bolster our investor relations activities and strengthen our financial markets position.
 To better execute on our growth strategies, during fiscal year 2017 we made important additions to our executive management team. In October 2016, David Wirthlin joined the Company as Chief Financial Officer. In March 2017, we hired Cyndi McHenry as our Vice President of Operations. As a result the Hausmann acquisition, David Hausmann, a seasoned industry executive, functions as the President of our Hausmann subsidiary. We have also made changes to our production management at both our Utah and Tennessee operations. These changes are all calculated to better position us to execute on our strategic growth plans.
 We will release new product innovations during fiscal 2018 to strengthen our current product offering and to expand our product portfolio. In the fall of 2017 we anticipate the release of our new Knee Rom product, a device designed to enable practitioners to better assist patients with knee mobilization following surgery. The promotion of this new product, as well as other new products anticipated for this year, are expected to increase sales during fiscal year 2018.
On April 3, 2017, we completed the acquisition of Hausmann and on September 26, 2017 we entered into an Asset Purchase Agreement to acquire the assets of B&C. These two transactions provide momentum toward the execution of our strategic plan to grow by acquisition.
We are actively pursuing our acquisition strategy to consolidate other small manufacturers and distributors in our core markets (i.e. physical therapy, athletic training, and chiropractic). We are primarily seeking candidates that fall into the following categories:
•	Manufacturers that extend our product portfolio

•	Distributors that extend geographic reach or provide different channel access

•	Tuck-in manufacturers / distributors in adjacent markets (i.e. Orthopedics, Sports Medicine, etc.)

In summary, based on our defined strategic initiatives we are focusing our resources in the following areas:
•	Updating and improving our selling and marketing efforts including new sales management, new reporting tools, and focusing our sales and marketing efforts into our core markets;

•
Seeking to improve distribution of our products through recruitment of additional qualified sales representatives and dealers attracted by the many new products being offered and expanding the availability of proprietary combination therapy device;

•
Improving gross profit margins by, among other initiatives, increasing market share of manufactured capital products by promoting sales of our state-of-the-art Dynatron® ThermoStim probe, Dynatron Solaris® Plus and 25 Series™ products;

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
Item 8.  Financial Statements and Supplementary Data
 The consolidated financial statements required to be filed are indexed on page 33 and follow thereafter.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, management and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, management used the criteria that have been set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting as of June 30, 2017 is effective.
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
Changes in Internal Control over Financial Reporting
During the year we acquired the assets of Hausmann.  We have established oversight, procedures, and controls to safeguard the assets and ensure accurate financial reporting for the Hausmann subsidiary. There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information
None.
PART III
Item 10.  Directors, Executive Officers, and Corporate Governance
Incorporated by reference to the sections labeled "Election of Directors," "Executive Officers," and "Corporate Governance" in an amendment to the Form 10-K or our definitive proxy statement to be filed within 120 days of the end of our fiscal year.
Code of Ethics
We have adopted a code of ethics for our directors, officers and employees, which is available on our website at www.dynatronics.com in the Investor section under "Corporate Governance." If we make any substantive amendments to the code of ethics or grant any waiver from a provision of the code of ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website. The information on, or that can be accessed from, our website is not incorporated by reference into this Annual Report.
Item 11.  Executive Compensation
Incorporated by reference to the sections labeled "Executive Compensation," "Compensation of Directors" and "Compensation Committee Report" in an amendment to the Form 10-K or our definitive proxy statement to be filed within 120 days of the end of our fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference to the sections labeled "Principal Shareholders," and "Executive Compensation" in an amendment to the Form 10-K or our definitive proxy statement to be filed within 120 days of the end of our fiscal year.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference to the sections labeled "Certain Relationships and Related Transactions" and "Corporate Governance" in an amendment to the Form 10-K or our definitive proxy statement to be filed within 120 days of the end of our fiscal year.
Item 14.  Principal Accounting Fees and Services
Incorporated by reference to the section labeled "Independent Registered Public Accountants" in an amendment to the Form 10-K or our definitive proxy statement to be filed within 120 days of the end of our fiscal year.

PART IV
Item 15.  Exhibits, Financial Statement Schedules
(a)	The following documents are filed as a part of this report:

	(1)	Financial statements as indexed below;

	(2)	Financial statement schedules required to be filed by Item 8 of this form and by paragraph (b) of Item 15, below (included in the financial statements as required); and

	(3)	Those exhibits required by Item 601 of Regulation S-K, indexed in (b), below.

(b)	Exhibits required by Item 601 of Regulation S-K:

	Exhibit No.	Description

	2	Asset Purchase Agreement dated March 21, 2017, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed March 22, 2017

	3.1(a)	Amended and Restated Articles of Incorporation of Dynatronics Corporation, incorporated by reference to Ex 3.1 to Registration Statement on Form S-3 filed January 27, 2017.

3.1(b)
Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock of Dynatronics Corporation, incorporated by reference to Ex 3.1 to Current Report on Form 8-K filed April 4, 2017.

	3.2)	Amended and Restated Bylaws, adopted July 20, 2015, incorporated by reference to Current Report on Form 8-K, filed July 22, 2015

4.1(a)
Form of certificate representing common stock, no par value, incorporated by reference to a Registration Statement on Form S-1 (No. 2-85045) filed with the Securities and Exchange Commission and effective November 2, 1984

	4.1(b)	Form of certificate representing Series A 8% Convertible Preferred Stock, incorporated by reference to Ex 4.2 to Form S-3 filed July 29, 2015

4.1(c)
Form of certificate representing Series B Convertible Preferred Convertible Preferred Stock of Dynatronics Corporation, incorporated by reference to Ex. 4.2 to Form S-3 filed April 14, 2017 (No. 333-217322)

4.1(d)	Form of A Warrant, incorporated by reference to Current Report on Form 8-K filed on July 1, 2015

4.1(e)	Form of B Warrant, incorporated by reference to Current Report on Form 8-K filed on July 1, 2015

4.1(f)	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.2 of Current Report on Form 8-K filed on March 22, 2017

10(1)	Loan and Security Agreement with Bank of the West (filed as Exhibit 10.1 to Current Report on Form 8-K filed April 4, 2017)

10(2)
Dynatronics Corporation 2015 Equity Incentive Award Plan and Forms of Statutory and Non-statutory Stock Option Awards (previously filed as exhibit to Registration Statement on Form S-8, effective September 3, 2015)

10(3)	Employment contract with Kelvyn H. Cullimore, Jr., previously filed as an Exhibit to a Current Report on Form 8-K on March 28, 2012

10(4)	Severance agreement for Larry Beardall, previously filed as Exhibit 10 to Quarterly Report on Form 10-Q on November 14, 2016

10(5)	Severance agreement for Bob Cardon, previously filed as Exhibit 10 to Quarterly Report on Form 10-Q on November 14, 2016

21	Subsidiaries of the registrant

23.1	Consent of Tanner LLC

23.2	Consent of BDO USA, LLP

31.1	Certification under Rule 13a-14(a)/15d-14(a) of principal executive officer

31.2	Certification under Rule 13a-14(a)/15d-14(a) of principal accounting officer and principal financial officer

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.Document

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Dynatronics Corporation

We have audited the consolidated balance sheet of Dynatronics Corporation and subsidiaries (collectively, the Company) as of June 30, 2017, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynatronics Corporation and subsidiaries as of June 30, 2017, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Tanner LLC

Salt Lake City, Utah
September 27, 2017

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
/s/ BDO USA, LLP
Salt Lake City, Utah
September 28, 2016

DYNATRONICS CORPORATION
Consolidated Balance Sheets
As of June 30, 2017 and 2016

Assets	2017	2016

Current assets:
Cash and cash equivalents	$254,705	$966,183
Trade accounts receivable, less allowance for doubtful accounts of $382,333 as of June 30, 2017 and $389,050 as of June 30, 2016	5,281,348	3,523,731
Other receivables	33,388	10,946
Inventories, net	7,397,682	4,997,254
Prepaid expenses	503,800	256,735

Total current assets	13,470,923	9,754,849

Property and equipment, net	4,973,477	4,777,565
Intangible assets, net	2,754,118	160,123
Goodwill	4,302,486	-
Other assets	562,873	580,161

Total assets	$26,063,877	$15,272,698

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$2,334,563	$1,914,342
Accrued payroll and benefits expense	1,472,773	1,034,688
Accrued expenses	656,839	358,787
Income tax payable	8,438	2,895
Warranty reserve	202,000	152,605
Line of credit	2,171,935	-
Current portion of acquisition holdback	294,744	-
Current portion of long-term debt	151,808	137,283
Current portion of capital lease	193,818	183,302
Current portion of deferred gain	150,448	150,448

Total current liabilities	7,637,366	3,934,350

Long-term debt, net of current portion	461,806	553,191
Capital lease, net of current portion	3,087,729	3,281,547
Deferred gain, net of current portion	1,680,001	1,830,449
Acquisition holdback, net of current portion	750,000	-
Deferred rent	122,585	85,151

Total liabilities	13,739,487	9,684,688
Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value: Authorized 50,000,000 shares; 3,559,000 shares and 1,610,000 shares issued and outstanding as of June 30, 2017 and June 30, 2016, respectively	8,501,295	3,708,152
Common stock, no par value: Authorized 100,000,000 shares; 4,653,165 shares and 2,805,280 shares issued and outstanding as of June 30, 2017 and June 30, 2016, respectively	11,838,022	7,545,880
Accumulated deficit	(8,014,927)	(5,666,022)

Total stockholders' equity	12,324,390	5,588,010

Total liabilities and stockholders' equity	$26,063,877	$15,272,698

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Consolidated Statements of Operations
For the Years Ended June 30, 2017 and 2016

	2017	2016

Net sales	$35,758,330	$30,411,757
Cost of sales	24,249,832	20,057,614

Gross profit	11,508,498	10,354,143

Selling, general, and administrative expenses	12,101,539	10,978,606
Research and development expenses	1,081,373	1,070,383

Operating loss	(1,674,414)	(1,694,846)

Other income (expense):
Interest income	508	2,885
Interest expense	(277,630)	(289,149)
Other income, net	85,141	14,298

Total other expense	(191,981)	(271,966)

Loss before income tax benefit	(1,866,395)	(1,966,812)

Income tax (provision) benefit	-	64,551

Net loss	(1,866,395)	(1,902,261)

Deemed dividend on 8% convertible preferred stock	(1,944,223)	-
8% Convertible preferred stock dividend, in common stock	(466,269)	(372,291)
8% Convertible preferred stock dividend, in cash	(16,241)	-

Net loss applicable to common stockholders	$(4,293,128)	$(2,274,552)

Basic and diluted net loss per common share	$(1.36)	$(0.84)

Weighted-average basic and diluted common shares outstanding	3,152,425	2,706,424

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Consolidated Statements of Stockholders' Equity
For the Years Ended June 30, 2017 and 2016

						Total
	Common stock		Preferred stock		Accumulated	stockholders'
	Shares	Amount	Shares	Amount	deficit	equity

Balances as of June 30, 2015	2,642,389	6,969,700	1,610,000	3,728,098	(3,391,470)	7,306,328

Stock-based compensation	71,596	203,889	-	-	-	203,889

Issuance of preferred stock and warrants,net of issuance costs	-	-	-	(19,946)	-	(19,946)

Preferred stock dividend, in common stock, issued or to be issued	91,295	372,291	-	-	(372,291)	-

Net loss	-	-	-	-	(1,902,261)	(1,902,261)

Balances as of June 30, 2016	2,805,280	$7,545,880	1,610,000	$3,708,152	$(5,666,022)	$5,588,010

Stock-based compensation	143,054	419,925	-	-	-	419,925

Issuance of common stock in association withcapital raise, net of issuance costs of $268,328	1,565,173	3,405,948	-	-	-	3,405,948

Issuance of preferred stock and warrants,net of issuance costs of $302,581	-	-	1,949,000	4,793,143	-	4,793,143

Preferred stock dividend, in cash	-	-	-	-	(16,241)	(16,241)

Preferred stock dividend, in common stock, issued or to be issued	139,658	466,269	-	-	(466,269)	-

Preferred stock beneficial conversion feature	-	-	-	1,944,223	-	1,944,223

Dividend of beneficial conversion feature	-	-	-	(1,944,223)	-	(1,944,223)

Net loss	-	-	-	-	(1,866,395)	(1,866,395)

Balances as of June 30, 2017	4,653,165	$11,838,022	3,559,000	$8,501,295	$(8,014,927)	$12,324,390
See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2017 and 2016

	2017	2016
Cash flows from operating activities:
Net loss	$(1,866,395)	$(1,902,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	242,542	229,930
Amortization of intangible assets	95,005	30,680
Amortization of other assets	124,774	51,372
Amortization of building capial lease	251,934	251,934
Gain on sale of property and equipment	(15,754)	4,703
Stock-based compensation expense	419,925	203,889
Change in deferred income taxes	-	(136,128)
Change in provision for doubtful accounts receivable	(6,717)	(28,394)
Change in provision for inventory obsolescence	(13,021)	57,213
Deferred gain on sale/leaseback	(150,448)	(150,448)
Change in operating assets and liabilities:
Receivables, net	(81,321)	(152,765)
Inventories, net	(269,977)	367,320
Prepaid expenses	(110,224)	16,894
Other assets	(107,486)	(8,191)
Income tax payable	5,543	343,898
Accounts payable and accrued expenses	(46,708)	285,377

Net cash used in operating activities	(1,528,328)	(534,977)

Cash flows from investing activities:
Purchase of property and equipment	(117,876)	(195,946)
Net cash paid in acquisition - see Note 2	(9,116,089)	-
Proceeds from sale of property and equipment	32,000	-

Net cash used in investing activities	(9,201,965)	(195,946)

Cash flows from financing activities:
Principal payments on long-term debt	(152,668)	(125,638)
Principal payments on long-term capital lease	(183,302)	(173,358)
Net change in line of credit	2,171,935	(1,909,919)
Proceeds from issuance of stock, net	8,199,091	(19,946)
Preferred stock dividends paid in cash	(16,241)	-

Net cash provided by (used in) financing activities	10,018,815	(2,228,861)

Net change in cash and cash equivalents	(711,478)	(2,959,784)

Cash and cash equivalents at beginning of the period	966,183	3,925,967

Cash and cash equivalents at end of the period	$254,705	$966,183

Supplemental disclosure of cash flow information:
Cash paid for interest	$271,254	$307,644
Supplemental disclosure of non-cash investing and financing activity:
Capital lease and note payable obligations incurred to acquire
property and equipment	$75,808	$43,110
Deemed dividends on 8% convertible preferred stock	1,944,223	-
8% Preferred stock dividends paid or to be paid in common stoc	466,269	372,291
Preferred stock issuance costs paid in common stock	17,000	-
Fair value of assets acquired and liabilities assumed in the Hausmann acquisition on April 3, 2017 - see Note 2:
Cash and cash equivalents	600	-
Trade accounts receivable	1,691,420	-
Inventories	2,117,430	-
Prepaid expenses	136,841	-
Property and equipment	512,950	-
Intangible assets	2,689,000	-
Goodwill	4,302,486	-
Warranty reserve	(50,000)	-
Accounts payable	(544,625)	-
Accrued expenses	(33,981)	-
Accrued payroll and benefits	(661,288)	-
Purchase price	10,160,833	-
Acquisition holdback	(1,044,744)	-
Net cash paid in acquisition	$9,116,089	$-

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Notes to Consolidated Financial Statements
June 30, 2017 and 2016

(1)	Basis of Presentation and Summary of Significant Accounting Policies
(a)	Description of Business
Dynatronics Corporation ("the Company," "Dynatronics") designs, manufactures and distributes advanced-technology medical devices, therapeutic and medical treatment tables, rehabilitation equipment, custom athletic training treatment tables and equipment, institutional cabinetry as well as other rehabilitation and therapy products and supplies. Through the Company's various distribution channels, it markets and sells its products to physical therapists, chiropractors, athletic trainers, sports medicine practitioners, and other medical professionals and institutions.  The Company offers customers a one-stop shop for their medical equipment and supply needs, including electrotherapy, therapeutic  ultrasound, phototherapy, rehabilitation products and supplies, treatment tables, customized training room products and exercise products.
(b)	Principles of Consolidation
The consolidated financial statements include the accounts and operations of Dynatronics Corporation and its wholly owned subsidiaries, Hausmann Enterprises, LLC (see Note 2) and Dynatronics Distribution Company, LLC.  The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP).  All significant intercompany account balances and transactions have been eliminated in consolidation.
(c)	Cash Equivalents
Cash equivalents include all highly liquid investments with maturities of three months or less at the date of purchase. Also included within cash equivalents are deposits in-transit from banks for payments related to third-party credit card and debit card transactions.  Cash equivalents totaled approximately $255,000 and $966,000 as of June 30, 2017 and 2016, respectively.
(d)	Inventories
Finished goods inventories are stated at the lower of standard cost, which approximates actual cost using the first-in, first-out method, or net realizable value. Raw materials are stated at the lower of cost (first‑in, first‑out method) or net realizable value. The Company periodically reviews the value of items in inventory and records write-downs or write-offs based on its assessment of slow moving or obsolete inventory. The Company maintains a reserve for obsolete inventory and generally makes inventory value adjustments against the reserve.
(e)	Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest, although finance charges may be applied to past due accounts. The Company maintains an allowance for doubtful accounts that is the Company's estimate of credit risk in the Company's existing accounts receivable. The Company determines the allowance based on a combination of statistical analysis, historical collection patterns, customers' current credit worthiness, the age of account balances, and general economic conditions. All account balances are reviewed on an individual basis. Account balances are charged against the allowance when the potential for recovery is considered remote. Recoveries of accounts previously written off are recognized when payment is received.

(f)	Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight‑line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over estimated useful lives that range from 5 to 31.5 years.  Leasehold improvements are amortized over the remaining term of the respective building lease.  Machinery, office equipment, computer equipment and software and vehicles are depreciated over estimated useful lives that range from 3 to 7 years.
(g)	Goodwill
Goodwill resulted from the Hausmann acquisition (see Note 2). Goodwill in a business combination represents the purchase price in excess of identifiable tangible and intangible assets. Goodwill and intangible assets that have an indefinite useful life are not amortized. Instead they are reviewed periodically for impairment.
The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a quantitative goodwill impairment test. The impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. The Company estimates the fair values of its reporting units using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies' data. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company's evaluation of goodwill completed during the year resulted in no impairment losses.
(h)	Long-Lived Assets
Long–lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the difference between the carrying amount of the asset and the fair value of the asset. Assets to be disposed are separately presented in the balance sheet at the lower of net book value or fair value less estimated disposition costs, and are no longer depreciated.
(i)	Intangible Assets
Costs associated with the acquisition of trademarks, certain trade names, license rights and non-compete agreements are capitalized and amortized using the straight-line method over periods ranging from 3 months to 20 years.  Trade names determined to have an indefinite life are not amortized, but are required to be tested for impairment and written down, if necessary. The Company assesses indefinite lived intangible assets for impairment each fiscal year or more frequently if events and circumstances indicate impairment may have occurred.

(j)	Revenue Recognition
The Company recognizes revenue when products are shipped FOB shipping point under an agreement with a customer, risk of loss and title have passed to the customer, and collection of any resulting receivable is reasonably assured. Amounts billed for shipping and handling of products are recorded as sales. Costs for shipping and handling of products to customers are recorded as cost of sales.
(k)	Research and Development Costs
Research and development costs are expensed as incurred.

(l)	Product Warranty Costs
The Company provides a warranty on all products it manufactures for time periods ranging in length from 90 days to five years from the date of sale.  Costs estimated to be incurred in connection with the Company's product warranty programs are charged to expense as products are sold based on historical warranty rates.  The Company maintains a reserve for estimated product warranty costs to be incurred related to products previously sold.
(m)	Net Loss per Common Share
Net loss per common share is computed based on the weighted-average number of common shares outstanding and, when appropriate, dilutive potential common shares outstanding during the year.  Convertible preferred stock, stock options and warrants are considered to be potential common shares. The computation of diluted net loss per common share does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Basic net loss per common share is the amount of net loss for the year available to each weighted-average share of common stock outstanding during the year. Diluted net loss per common share is the amount of net loss for the year available to each weighted-average share of common stock outstanding during the year and to each potential common share outstanding during the year, unless inclusion of potential common shares would have an anti-dilutive effect.

The reconciliation between the basic and diluted weighted-average number of common shares for the years ended June 30, 2017 and 2016, is summarized as follows:
	2017	2016
Basic weighted-average number of common shares outstanding during the year	3,152,425	2,706,424
Weighted-average number of potential common shares outstanding during the year	-	-
Diluted weighted-average number of common and potential common shares outstanding during the year	3,152,425	2,706,424

Outstanding potential common shares not included in the computation of diluted net loss per common share totaled 9,029,080 as of June 30, 2017 and 4,127,814 as of June 30, 2016.  These potential common shares are not included in the computation because they would be antidilutive.

(n)	Income Taxes
The Company recognizes an asset or liability for the deferred income tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized. Accruals for uncertain tax positions are provided for in accordance with applicable accounting standards.  The Company may recognize the tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact the Company's financial position, results of operations and cash flows.
(o)	Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award determined by using the Black-Scholes option-pricing model and is recognized as expense over the applicable vesting period of the stock award (zero to five years) using the straight-line method.
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
As of June 30, 2017 and 2016, the Company had approximately $242,000 and $716,000, respectively, in cash and cash equivalents in excess of federally insured limits. The Company has not experienced any losses in such accounts.
(q)	Operating Segments
The Company operates in one line of business: the development, manufacturing, marketing, and distribution of a broad line of medical products for the physical therapy and similar markets. As such, the Company has only one reportable operating segment.
(r)	Use of Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in accordance with U.S. GAAP. Significant items subject to such estimates and assumptions include the impairment and useful lives of long-lived assets; valuation allowances for doubtful accounts receivables, deferred income taxes, and obsolete inventories; accrued product warranty costs; and fair values of assets acquired and liabilities assumed in an acquisition.  Actual results could differ from those estimates.

(s)	Advertising Costs
Advertising costs are expensed as incurred. Advertising expense for the years ended June 30, 2017 and 2016 was approximately $73,000 and $100,000, respectively.
(t)	Reclassification
Certain amounts in the prior year's consolidated statement of stockholders' equity have been reclassified for comparative purposes to conform to the presentation in the current year's consolidated statement of stockholders' equity.
(2)	Acquisition
On April 3, 2017, Dynatronics, through its wholly-owned subsidiary Hausmann Enterprises, LLC, (Subsidiary) a newly formed Utah limited liability company, completed the purchase of substantially all the assets of Hausmann Industries, Inc., a New Jersey corporation ("Hausmann") for $10 million in cash, pursuant to an asset purchase agreement dated March 21, 2017, by and between the Company and Hausmann ("Asset Purchase Agreement"). The transaction is referred to as the "Acquisition." This acquisition will expand Dynatronics' sales in the physical therapy, athletic training and other markets by leveraging the products and distribution network offered by the acquired company.
Financing for the Acquisition was provided by proceeds from the sale of equity securities in a private offering to accredited investors (the "Private Placement") and borrowings under a loan and security agreement (see Note 7).  Closing of the Private Placement occurred concurrently with the closing of the Acquisition.  At the closing of the Acquisition, the Company paid Hausmann $9.0 million of the $10.0 million purchase price holding back $1.0 million for purposes of satisfying adjustments to the purchase price as may be required by the Asset Purchase Agreement and indemnification claims, if any. Pursuant to a working capital adjustment provision in the Asset Purchase Agreement, the purchase price was subsequently increased $160,833 to $10,160,833.  The Company paid an additional $116,089 to Hausmann and held back $44,744 until no later than November 15, 2017.  The $44,744 is combined with the acquisition holdback in the accompanying consolidated balance sheets.  Subject to additional adjustments or claims as provided by the Asset Purchase Agreement, 25% of the holdback amount will be released to Hausmann on January 1, 2018, and the balance will be released to Hausmann 18 months after closing. As part of the Acquisition, the Company assumed certain liabilities and obligations of Hausmann related to its ongoing business (primarily trade accounts and similar obligations in the ordinary course).
In connection with the Acquisition, the Company sold equity securities for gross proceeds of $7,795,000 in the Private Placement pursuant to the terms of a Securities Purchase Agreement dated March 21, 2017 (the "Securities Purchase Agreement") entered into with certain accredited investors, including institutional investors (the "Investors"). See Note 14 for details.
Also in connection with the Acquisition, Subsidiary entered into an agreement with Hausmann to lease the 60,000 square-foot manufacturing and office facility in Northvale, New Jersey (the "New Jersey Facility") effective as of the closing date (the "Lease") with an initial two-year term, annual lease payments of $360,000 for the first year, and 2% increases in each subsequent year. The Lease grants Subsidiary two options to extend the term of the Lease for two years per extension term, subject to annual 2% per year increases in base rent, and a third option at the end of the second option term for an additional five-years at fair market value.  The Company also offered employment to Hausmann's employees at closing including David Hausmann, the primary stockholder of Hausmann and its former principal executive officer. Mr. Hausmann entered into an employment agreement with the Company effective at the closing to assist in the transition of the acquired business.

The Acquisition has been accounted for under the purchase method as prescribed by applicable accounting standards.  Under this method, the Company has allocated the purchase price to the assets acquired and liabilities assumed at estimated fair values.  The total purchase price was $10,160,833.  The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of acquisition.

Cash and cash equivalents	$600
Trade accounts receivable	1,691,420
Inventories	2,117,430
Prepaid expenses	136,841
Property and equipment	512,950
Intangible assets	2,689,000
Goodwill	4,302,486
Warranty reserve	(50,000)
Accounts payable	(544,625)
Accrued expenses	(33,981)
Accrued payroll and benefits	(661,288)
Purchase price	$10,160,833

As of June 30, 2017, the Company had paid $9,116,089 of the purchase price and retained holdbacks of $1,044,744 due as follows:
November 15, 2017	$44,744
January 1, 2018	250,000
October 3, 2018	750,000
Acquisition holdback	$1,044,744

The amounts of Hausmann's net sales and net income included in the Company's consolidated statement of operations for the year ended June 30, 2017 were $3,812,000 and $223,000, respectively.  Pro forma net sales and net loss of the combined operations had the acquisition date been July 1, 2016 are:

	Net Sales	Net Income (loss)
Supplemental pro forma for year ended June 30, 2017	$46,859,000	$(917,000)
Supplemental pro forma for year ended June 30, 2016	$45,378,000	$(1,129,000)
2017 supplemental pro forma earnings were adjusted to exclude $90,000 of acquisition-related costs incurred in 2017 and $-0- of nonrecurring expense related to the fair value adjustment to acquisition-date inventory. 2016 supplemental pro forma earnings were adjusted to include these charges.

(3)	Inventories
Inventories consist of the following as of June 30:
	2017	2016
Raw materials	$3,766,940	$1,999,936
Work in process	470,721	59,112
Finished goods	3,562,758	3, 353,964
Inventory reserve	(402,737)	(415,758)
	$7,397,682	$4,997,254

Included in cost of goods sold for the years ended June 30, 2017 and 2016, are inventory write-offs of $435,000 and $270,000, respectively. During the fiscal year 2017 the write-off reflects inventories related to discontinued product lines, excess repair parts, product rejected for quality standards, and other non-performing inventories. The $270,000 during fiscal year 2016 was based on write-offs of non-performing inventories related to the Company's Amerinet GPO contract and product rejected for quality standards.
(4)	Property and Equipment
Property and equipment consist of the following as of June 30:
	2017	2016
Land	$30,287	$30,287
Buildings	5,640,527	5,603,859
Machinery and equipment	2,246,910	1,686,386
Office equipment	283,805	275,977
Computer equipment	2,194,119	2,102,005
Vehicles	195,001	253,513
	10,590,649	9,952,027
Less accumulated depreciation and amortization	(5,617,172)	(5,174,462)
	$4,973,477	$4,777,565

Depreciation and amortization expense for the years ended June 30, 2017 and 2016 was $242,542 and $229,930, respectively.
Included in the above caption, "Buildings" as of June 30, 2017 and 2016 is a building lease that is accounted for as a capital lease asset (See Notes 9 and 10) with a gross value of $3,800,000. The net book value of the capital lease asset as of June 30, 2017 and 2016 was $3,065,193 and $3,317,127, respectively. Amortization of the capital lease asset was $251,934 for each of the years ended June 30, 2017 and 2016.

(5)	Intangible Assets
Identifiable intangible assets and their useful lives consist of the following as of June 30:
	2017	2016

Trade name – indefinite	$464,000	$-
Trade name – 15 years	339,400	339,400
Domain name – 15 years	5,400	5,400
Non-compete covenant – 4-5 years	504,400	149,400
Customer relationships – 7-10 years	1,990,000	120,000
Trademark licensing agreement – 20 years	45,000	45,000
Backlog of orders – 3 months	2,700	2,700
Customer database – 7 years	38,100	38,100
Total identifiable intangibles	3,389,000	700,000
Less accumulated amortization	(634,882)	(539,877)
Net carrying amount	$2,754,118	$160,123

Amortization expense associated with the intangible assets was $95,005 and $30,680 for the fiscal years ended June 30, 2017 and 2016, respectively. Estimated amortization expense for the identifiable intangible assets is expected to be as follows: 2018, $283,730; 2019, $283,730; 2020, $283,730; 2021, $277,720; 2022, $258,033 and thereafter $903,175.
(6)	Warranty Reserve
A reconciliation of the change in the warranty reserve consists of the following for the fiscal years ended June 30:
	2017	2016
Beginning warranty reserve balance	$152,605	$153,185
Warranty costs incurred	(143,444)	(143,934)
Warranty expense accrued	148,820	141,009
Warranty reserve assumed in the Acquisition	50,000	-
Changes in estimated warranty costs	(5,981)	2,345
Ending warranty reserve	$202,000	$152,605

(7)	Line of Credit
On March 31, 2017, the Company entered into an $8,000,000, two year, loan and security agreement to provide asset-based financing to the Company for funding acquisitions and for working capital ("Loan and Security Agreement"). This Loan and Security Agreement replaces the $1,000,000 line of credit previously put in place with an asset based lender in September 2016 and closed prior to the April 2017 Acquisition.
The Loan and Security Agreement provides for revolving credit borrowings by the Company in an amount up to the lesser of $8,000,000 or the calculated borrowing base. The borrowing base is computed monthly and is equal to the sum of stated percentages of eligible accounts receivable and inventory, less a reserve.  Amounts outstanding bear interest at LIBOR plus 2.25% (3.47% as of June 30, 2017). The Company paid a commitment fee of .25% and the line is subject to an unused line fee of .25%. The loan matures March 31, 2019.
The Company's obligations under the Loan and Security Agreement are secured by a first-priority security interest in substantially all of the Company's assets.  The Loan and Security Agreement requires a lockbox arrangement and contains affirmative and negative covenants, including covenants that restrict the ability of the Company to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of its business, and engage in transactions with affiliates. The Loan and Security Agreement also contains financial covenants applicable to the Company, including a maximum monthly consolidated leverage and a minimum monthly consolidated fixed charge coverage ratio. As of June 30, 2017, the Company had borrowed approximately $2,172,000 under the Loan and Security Agreement and had no borrowings on the previous line of credit as of June 30, 2016.  There was approximately $3,709,000 available to borrow under the loan and security agreement as of June 30, 2017.

(8)	Long‑Term Debt
Long‑term debt consists of the following as of June 30:
	2017	2016
6.44% promissory note secured by trust deed on real property, maturing January 2021, payable in monthly installments of $13,278	$508,633	$630,901
5.99% promissory note secured by a vehicle, payable in monthly installments of $833 through December 2020	31,500	39,355
Promissory note secured by a vehicle, payable in monthly installments of $639, paid in full	-	20,218
6.04% promissory note secured by copier equipment, payable monthly installments of $851 through February 2022	43,989	-
3.99% promissory note secured by equipment, payable in monthly installments of $247 through February 2023	14,822	-
3.97% promissory note secured by equipment, payable in monthly installments of $242 through February 2021	9,878	-
7.56% promissory note secured by copier equipment, payable in monthly installments of $166 through February 2020	4,792	-

	613,614	690,474
Less current portion	(151,808)	(137,283)
	$461,806	$553,191

The aggregate maturities of long‑term debt for each of the years subsequent to June 30, 2017 are as follows: 2018, $151,808; 2019, $163,031; 2020, $172,988; 2021, $109,731; 2022, $12,617 and 2023, $3,439.
(9)	Leases
Operating Leases
The Company leases vehicles under non-cancelable operating lease agreements. Lease expense for the years ended June 30, 2017 and 2016, was $8,001 and $14,430, respectively. Future minimum lease payments required under non-cancelable operating leases that have initial or remaining lease terms in excess of one year as of June 30, 2017 is as follows: 2018, $8,001 and 2019, $6,001.

The Company rents office, manufacturing, warehouse and storage space and office equipment under agreements which run one year or more in duration. Rent expense for the years ended June 30, 2017 and 2016 was $289,323 and $186,882, respectively. Future minimum rental payments required under operating leases that have a duration of one year or more as of June 30, 2017 are as follows: 2018, $402,888; 2019,$407,744; 2020, $39,000 and 2021, $32,500.
During fiscal year 2017, the office, manufacturing and warehouse facilities in Detroit, Michigan, Hopkins, Minnesota and Northvale, New Jersey were leased on an annual/monthly basis from employees/stockholders; or entities controlled by stockholders, who were previously principals of businesses acquired by the Company. The leases are related-party transactions. The expense associated with these related-party transactions totaled $160,800 and $70,800 for the fiscal years ended June 30, 2017 and 2016, respectively.
Capital Lease
On August 8, 2014, the Company sold the property that houses its operations in Utah and leased back the premises for a term of 15 years. The sale price was $3.8 million.  Proceeds from the sale were primarily used to reduce debt obligations of the Company.
The building lease is recorded as a capital lease obligation in the accompanying consolidated balance sheets.  The capital lease asset is included in Property and Equipment (See Note 4).  The balance of the capital lease obligation was as follows as of June 30:
	2017	2016
Balance of capital lease obligation	$3,281,547	$3,464,849
Less current portion	(193,818)	(183,302)
	$3,087,729	$3,281,547

Future minimum gross lease payments required under the capital lease are as follows for the fiscal years ending June 30: 2018, $341,648; 2019, $348,478; 2020, $355,450; 2021, $362,566; 2022, $369,816 and $2,875,310 thereafter. Included in the future lease payments are $1,249,136 of imputed interest and $122,585 of deferred rent.
(10)	Deferred Gain
The sale of the building (See Note 9) resulted in a $2,269,255 gain, which is recorded in the consolidated balance sheets as deferred gain that is being recognized in selling, general and administrative expenses over the 15 year life of the lease on a straight line basis. The balance of the deferred gain was as follows as of June 30:
	2017	2016
Balance of deferred gain	$1,830,449	$1,980,897
Less current portion	(150,448)	(150,448)
	$1,680,001	$1,830,449

(11)	Income Taxes
Income tax benefit (provision) for the years ended June 30 consists of:
	Current	Deferred	Total
2017:
U.S. federal	$-	$-	$-
State and local	-	-	-
	$-	$-	$-
2016:
U.S. federal	$-	$40,245	$40,245
State and local	-	24,306	24,306
	$-	$64,551	$64,551

The actual income tax benefit (provision) differs from the "expected" tax benefit (provision) computed by applying the U.S. federal corporate income tax rate of 34% to income (loss) before income taxes for the years ended June 30, are as follows:
	2017	2016
Expected tax benefit	$634,574	$668,716
State taxes, net of federal tax benefit	57,176	63,844
R&D tax credit	40,000	86,659
Valuation allowance	(772,288)	(744,724)
Incentive stock options	(11,284)	(6,105)
Other, net	51,822	(3,839)
	$-	$64,551

Deferred income tax assets and liabilities related to the tax effects of temporary differences are as follow as of June 30:
	2017	2016
Net deferred income tax assets (liabilities):
Inventory capitalization for income tax purposes	$92,681	$57,079
Inventory reserve	157,068	162,146
Warranty reserve	78,780	59,516
Accrued product liability	9,103	5,875
Allowance for doubtful accounts	149,110	151,730
Property and equipment, principally due to differences in depreciation	(103,308)	(71,038)
Research and development credit carryover	351,903	304,669
Other intangibles	(45,256)	(62,448)
Deferred gain on sale lease-back	846,061	863,370
Operating loss carry forwards	1,428,119	721,074
Valuation allowance	(2,964,261)	(2,191,973)
Total deferred income tax assets (liabilities)	$-	$-

A valuation allowance is required when there is significant uncertainty as to the realizability of deferred income tax assets. The ability to realize deferred income tax assets is dependent upon the Company's ability to generate sufficient taxable income within the carryforward periods as provided in the tax law for each tax jurisdiction. The Company has considered the following possible sources of taxable income when assessing the realization of its deferred income tax assets:

•	future reversals of existing taxable temporary differences;

•	future taxable income or loss, exclusive of reversing temporary differences and carryforwards;

•	tax-planning strategies; and

•	taxable income in prior carryback years.

The Company considered both positive and negative evidence in determining the need for a valuation allowance, including the following:

Positive evidence:
•	Current forecasts indicate that the Company will generate pre-tax income and taxable income in the future. However, there can be no assurance that the new strategic plans will result in profitability.

•	A majority of the Company's tax attributes have indefinite carryover periods.

Negative evidence:

•	The Company has several years of cumulative losses as of June 30, 2017.

The Company places more weight on objectively verifiable evidence than on other types of evidence and management currently believes that available negative evidence outweighs the available positive evidence. Management has therefore determined that the Company does not meet the "more likely than not" threshold that deferred income tax assets will be realized and has implemented a full valuation allowance against the tax benefit for fiscal years 2017 and 2016. Any reversal of the valuation allowance will favorably impact the Company's results of operations in the period of reversal.

The anticipated accumulated NOL carry forward from fiscal year 2017 is approximately $3,577,000 that will begin to expire in 2038. The Company has no uncertain tax positions as of June 30, 2017.
(12)	Major Customers and Sales by Geographic Location
During the fiscal years ended June 30, 2017 and 2016, sales to any single customer did not exceed 10% of total net sales.
The Company exports products to approximately 30 countries.  Sales outside North America totaled approximately $814,000 or 2.3% of net sales, for the fiscal year ended June 30, 2017 compared to $850,000 or 2.8% of net sales, for the fiscal year ended June 30, 2016.
(13)  Common Stock and Common Stock Equivalents
On December 16, 2016, the shareholders approved an increase to the aggregate number of shares of common stock that the Company is authorized to issue from 50,000,000 shares to 100,000,000 shares.

For the year ended June 30, 2017, the Company granted 36,122 shares of restricted common stock to directors in connection with compensation arrangements and 106,932 shares to employees. For the year ended June 30, 2016, the Company granted 36,174 shares of restricted common stock to directors in connection with compensation arrangements and 35,422 shares to employees.

For the year ended June 30, 2017, the Company issued 1,559,000 shares of common stock pursuant to the Private Placement with gross proceeds of $7,795,000 used for the Acquisition and 6,173 shares for professional fees in conjunction with the Acquisition.
The Company issued 139,658 shares of common stock during the fiscal year ended June 30, 2017 and 91,295 shares of common stock during the fiscal year ended June 30, 2016 as payment of preferred stock dividends.
The Company maintained a 2005 equity incentive plan for the benefit of employees.  On June 29, 2015 the shareholders approved a new 2015 equity incentive plan setting aside 500,000 shares ("2015 Equity Plan"). The 2015 Equity Plan was filed with the SEC on September 3, 2015. Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other share-based awards may be granted under the plan.  Awards granted under the plan may be performance-based. As of June 30, 2017, 299,549 shares of common stock were authorized and reserved for issuance, but were not granted under the terms of the 2015 Equity Plan.
The Company granted 49,500 options under its 2015 Equity Plan during fiscal year 2017 and 95,000 options during fiscal year 2016. The options were granted at not less than 100% of the market price of the stock at the date of grant. Option terms are determined by the board of directors, and exercise dates may range from 6 months to 10 years from the date of grant.
The fair value of each option grant was estimated on the date of grant using the Black‑Scholes option‑pricing model with the following assumptions:
	2017	2016
Expected dividend yield	0%	0%
Expected stock price volatility	47% - 54%	63% - 65%
Risk-free interest rate	1.84% - 2.02%	1.83% - 2.04%
Expected life of options	6 - 8 years	8 years

The weighted average fair value of options granted during fiscal year 2017 was $1.33.

The following table summarizes the Company's stock option activity during the reported fiscal years:
	2017			2016
			Weighted
		Weighted	average		Weighted
	Number	average	remaining	Number	average
	of	exercise	contractual	of	exercise
	shares	price	term	shares	price

Options outstanding at beginning of the year	121,557	$3.33	3.56 years	91,152	$5.07

Options granted	49,500	2.83	6.51 years	95,000	3.27

Options canceled or expired	(4,067)	4.86		(64,595)	4.74

Options outstanding at end of the year	166,990	3.14	4.76 years	121,557	3.84

Options exercisable at end of the year	74,473	4.46		63,940	4.75

Range of exercise prices at end of the year		$1.75 – 5.55			$1.75 – 5.55

The Company recognized $419,925 and $203,889 in stock-based compensation for the years ended June 30, 2017 and 2016, respectively, which is included in selling, general, and administrative expenses in the consolidated statements of operations. The stock-based compensation includes amounts for both restricted stock and stock options. Included in the stock-based compensation for fiscal year 2017 and 2016 was $123,877 and $79,333, respectively, related to severance expenses that were settled with the issuance of common stock.
As of June 30, 2017 there was $259,241 of unrecognized stock-based compensation cost that is expected to be expensed over the next four years.

No options were exercised during fiscal years 2017 and 2016. The aggregate intrinsic value of the outstanding options as of June 30, 2017 and 2016 was $1,646 and $3,816, respectively.

(14)  Preferred Stock
On December 16, 2016 the shareholders approved an increase to the aggregate number of shares of preferred stock that the Company is authorized to issue from 5,000,000 shares to 50,000,000 shares.

On December 28, 2016, the Company completed a private placement with affiliates of Prettybrook Partners, LLC ("Prettybrook") and certain other purchasers (collectively with Prettybrook, the "Series A Preferred Investors") for the offer and sale of the remaining designated 390,000 shares of the Company's Series A 8% Convertible Preferred Stock (the "Series A Preferred") for gross proceeds of approximately $975,000. Proceeds from the private placement were recorded net of offering costs incurred. The Series A Preferred is convertible to common stock on a 1:1 basis.  A forced conversion can be initiated based on a formula related to share price and trading volumes as outlined in the Certificate Designating the Preferences, Rights and Limitations of the Series A Preferred ("Series A Designation").  The dividend is fixed at 8% and is payable in either cash or common stock subject to conditions contained in the Series A Designation.  This dividend is payable quarterly and equates to an annual payment of $400,000 in cash or a value in common stock based on the trading price of the stock on the date the dividend is declared.  Certain redemption rights are attached to the Series A Preferred, but none of the redemption rights for cash are deemed outside the control of the Company. The redemption rights deemed outside the control of the Company require common stock payments or an increase in the dividend rate.  The Series A Preferred includes a liquidation preference under which Series A Preferred Investors would receive cash equal to the stated value of their stock plus unpaid dividends.  In accordance with the terms of the sale of the Series A Preferred, the Company was required to register the underlying common shares associated with the Series A Preferred and the Series A Warrants issued to the Preferred Investors in the private placement, as described below.  That registration statement was filed on Form S-3 on January 28, 2017 and amended on February 1, 2017. The registration statement became effective on February 10, 2017.

The Series A Preferred votes on an as-converted basis, one vote for each share of common stock issuable upon conversion of the Series A Preferred, provided the number of shares of potential common stock eligible for voting by the Preferred Investors is 390,000.

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

The Company's shareholders originally authorized the issuance of 2,000,000 shares of the Series A Preferred in June, 2015. The Company sold and issued 1,610,000 shares of Series A Preferred in June 2015, leaving 390,000 shares available for future issuance.  Those remaining 390,000 shares were sold and issued in December 2016 as described above. The only difference between the shares of Series A Preferred issued in June 2015 and those issued in December 2016 is that the formula determining voting rights for the shares issued in June 2015 indicated a cutback in the voting power of those shares as required by the Series A Designation. The shares of Series A Preferred issued in December 2016 were not subject to any cutback.  For information regarding the original issuance of the Series A Preferred in June 2015, see the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

In April 2017, the Company closed the Private Placement in which it raised gross proceeds of $7,795,000 pursuant to the terms of a Securities Purchase Agreement dated March 21, 2017 (the "Securities Purchase Agreement").  Certain accredited investors, including institutional investors (the "Series B Preferred Investors") participated in the Private Placement pursuant to which the Company issued a total of 1,559,000 units at $5.00 per unit, with each unit made up of one share of common stock, no par value per share ("Common Stock") at $2.50 per share, one share of Series B Convertible Preferred stock, no par value per share ("Series B Preferred") at $2.50 per share, and a warrant to purchase 1.5 shares of Common Stock, exercisable at $2.75 per share for six years. Ladenburg Thalmann & Co. Inc. ("Ladenburg") acted as placement agent in connection with the Private Placement and the Company paid Ladenburg fees and expenses related to placing certain investors in the Private Placement. The Series B Preferred is convertible to common stock on a 1:1 basis.  A forced conversion can be initiated based on a formula related to share price and trading volumes as outlined in the Certificate Designating the Preferences, Rights and Limitations of the Series B Preferred ("Series B Designation").  The dividend is fixed at 8% and is payable in either cash or common stock subject to conditions contained in the Series B Designation.  This dividend is payable quarterly and equates to an annual payment of $311,800 in cash or a value in common stock based on the trading price of the stock on the date the dividend is declared.  Certain redemption rights are attached to the Series B Preferred, but none of the redemption rights for cash are deemed outside the control of the Company. The redemption rights deemed outside the control of the Company require common stock payments or an increase in the dividend rate.  The Series B Preferred includes a liquidation preference, subject to the liquidation preference of the Series A Preferred, under which Series B Preferred Investors would receive cash equal to the stated value of their stock plus unpaid dividends. In connection with the Private Placement, the Company also entered into a Registration Rights Agreement, obligating the Company to file a registration statement with the Securities and Exchange Commission within 45 days of closing to register all shares of Common Stock issuable as part of the units, as well as all shares of Common Stock underlying conversion of the Series B Preferred stock or payment of Series B dividends or issuable upon exercise of the warrants.  On April 14, 2017, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to meet these registration obligations.  The registration statement became effective on April 24, 2017.
As of June 30, 2017, the Company currently had 3,559,000 shares of Series A Preferred and Series B Preferred outstanding.  Dividends payable on these shares accrue at the rate of 8% per year and are payable quarterly in stock or cash.  The Company generally pays the dividends in stock. The formula for paying this dividend in common stock can change the effective yield on the dividend to more or less than 8% depending on the price of the stock at the time of issuance.
In connection with each of the issuances of Series A Preferred and the Series B Preferred, the Company recorded a deemed dividend related to a beneficial conversion feature, which reflects the difference between the underlying common share value of the Series A Preferred and Series B Preferred shares as if converted, based on the closing price of the Company's common stock on the date of the applicable transaction (December 28, 2016 for Series A Preferred and April 3, 2017 for the Series B Preferred), less an amount of the purchase price assigned to the Series A Preferred or Series B Preferred, as applicable, in an allocation of purchase price between the preferred shares and common stock purchase warrants that were issued with the Series A Preferred and Series B Preferred.  For the year ended June 30, 2017, the Company recorded deemed dividends of $1,944,223 consisting of $375,858 associated with the Series A Preferred and $1,568,365 associated with the Series B Preferred.  The deemed dividends are combined with net loss and payment of dividends on preferred stock to compute net loss applicable to common stockholders for purposes of calculating loss per share.

The Company chose to pay preferred stock dividends by issuing common shares valued at $370,672 in fiscal year 2017 and $273,375 in fiscal year 2016. At June 30, 2017, there was $194,513 in accrued dividends payable for the quarter ended June 30, 2017, which were issued in July 2017.  The Company also paid preferred stock dividends of $16,241 in cash in fiscal year 2017.  No cash dividends were paid in fiscal year 2016.
In case of liquidation, dissolution or winding up of the Company, Preferred stock has preferential treatment beginning with the Series A Preferred, then Series B Preferred. After preferential amounts, if any, to which the holders of Preferred Stock may be entitled, the holders of all outstanding shares of common stock shall be entitled to share ratably in the remaining assets of the Company. Liquidation preference is as follows:
	Shares Designated	Shares Outstanding	Liquidation Value/ Preference
Series A Preferred	2,000,000	2,000,000	$5,000,000
Series B Preferred	1,800,000	1,559,000	3,897,500

15)	Employee Benefit Plan
The Company has two deferred savings plans which qualify under Internal Revenue Code Section 401(k).
The first plan covers all employees of the Dynatronics Corporation entity, (the "Parent Company"), who have at least six months of service and who are age 20 or older. For fiscal years 2017 and 2016, the Parent Company made matching contributions of 25% of the first $2,000 of each employee's contribution, with a six-year vesting schedule. The Parent Company's contributions to the plan for fiscal years 2017 and 2016 were $45,294 and $36,103, respectively. The Parent Company matching contributions for future years are at the discretion of the board of directors.
The second plan covers all employees of Hausmann Enterprises LLC, the Subsidiary, who have at least twelve months of service and who are age 21 or older. For the fiscal year 2017, the Subsidiary made matching contributions of 50% of the first 6% of each employee's deferred contribution up to a maximum of 3% of compensation, with a six-year vesting schedule applies. The Subsidiary's contributions to the plan for the three-months in which it was owned by the Parent Company were approximately $93,000.
(16)	Liquidity and Capital Resources
As of June 30, 2017, the Company had $255,000 in cash, compared to $966,000 as of June 30, 2016. During fiscal year 2017, the Company incurred operating losses and negative cash flows from operating activities. The Company believes that its existing revenue stream, cash flows from consolidated operations, current capital resources, and borrowing availability pursuant to the Loan and Security Agreement provide sufficient liquidity to fund operations through at least September 30, 2018.
On March 31, 2017, the Company entered into a new two year Loan and Security Agreement (See Note 7) as of June 30, 2017 there was approximately $3,709,000 of additional borrowing capacity related to this Loan and Security Agreement.  To fully execute on its business strategy of acquiring other entities, the Company will need to raise additional capital. Absent additional financing, the Company may have to curtail its current acquisition strategy.
(17)	Subsequent Events
On September 26, 2017, the Company entered into a definitive agreement (the "Asset Purchase Agreement") to acquire substantially all of the assets of Bird & Cronin, Inc., a Minnesota corporation ("B&C"), for $14.5 million to $15.5 million in cash and securities, subject to adjustment, as provided in the Asset Purchase Agreement (the "Acquisition"). The Company will fund the Acquisition with proceeds from the private placement of the Company's Series C 6% Non-Voting Convertible Preferred Stock (the "Private Placement") and borrowings under an amended asset-based lending facility that the Company has in place with Bank of the West (the "Amended Credit Facility"). B&C designs and manufactures orthopedic soft goods and medical supplies which it sells and distributes in the United States and internationally under its own brands and under private-label manufacturing agreements.

Closing of the Acquisition is expected to occur on or about October 2, 2017, concurrent with the closing of the Private Placement and funding of the Amended Credit Facility. At the Closing, the Company will acquire substantially all of the assets of B&C and following the Closing, Dynatronics will operate the business formerly conducted by B&C at its Minneapolis, Minnesota facility, which is owned by an affiliate of the principal shareholder of B&C. The Company will lease the facility on terms contained in a lease agreement (the "Lease") with an initial three-year term, with annual lease payments of $600,000.

The purchase price for B&C is an amount not to exceed $15.5 million and no less than $14.5 million, payable in cash of $10.5 million and shares of the Company's Series D 6% Non-Voting Convertible Preferred Stock (the "Series D Preferred") valued at $4.0 million (as provided in the Asset Purchase Agreement), with a potential for an additional $1.0 million earn-out based on revenues of the business during the two year period following the closing of the Acquisition. The Company will hold back $1.4 million of the purchase price for purposes of satisfying adjustments to the purchase price as may be required by the Asset Purchase Agreement and indemnification claims, if any. Subject to adjustments or claims as provided by the Asset Purchase Agreement, 50% of the holdback amount will be released to B&C on the first anniversary date of the closing of the Acquisition; the balance of this holdback amount will be released to B&C 18 months after Closing. As part of the Acquisition transaction, the Company will pay and discharge certain liabilities and obligations of B&C related to its ongoing business (primarily trade accounts and similar obligations in the ordinary course). Each share of Series D Preferred is convertible into one share of common stock of the Company automatically upon, but not before receipt of shareholder approval, as described below under the heading "Conversion of Series C and Series D Preferred Stock."

The Company will make offers of employment to employees of B&C to become Dynatronics employees at Closing. The Company has also entered into employment agreements with the co-presidents of B&C, Michael Cronin and Jason Anderson, who will act in the same positions with the wholly-owned operating subsidiary of the Company that will act as assignee of Dynatronics at closing and become the operating entity thereafter. Under these agreements, the Company will pay each of Messrs. Cronin and Anderson an annual salary of $175,000, a bonus up to $10,000 as determined by the Company's CEO, and other employee benefits provided to the Company's employees generally at their level of management at the Minnesota location (including, e.g., paid time off and paid holidays, medical/dental/vision insurance, Section 125 Flexible Spending Account (FSA), and 401(k)).

The Asset Purchase Agreement contains customary representations, warranties and covenants by B&C and the Company, as well as customary indemnification provisions among the parties. Post-closing covenants include a covenant that for a period of five years (the "Restrictive Period"), B&C and its stockholders (including Mr. Cronin and Mr. Anderson as beneficial owners of stockholders of B&C) will refrain from solicitation of employees, customers and business of B&C or the Company and from other competitive activity as defined in the Asset Purchase Agreement, and requires them and their representatives (as defined in the Asset Purchase Agreement) to maintain (other than in connection with performing obligations pursuant to the Lease or the Employment Agreements, as applicable) the confidentiality of, and not use, confidential information relating to the acquired business or purchased assets, except as permitted by the Asset Purchase Agreement.

The Company will file a Current Report on Form 8-K with the Asset Purchase Agreement, Financial Statements and other documents as exhibits, containing a more complete description of the Acquisition and the related transactions. The foregoing description of the Asset Purchase Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Asset Purchase Agreement.

On September 25, 2017, the Company obtained a commitment letter for an amended loan and security agreement and related documentation to amend the Company's credit facility with Bank of the West ("Bank") to provide asset-based financing to the Company to be used for funding the Acquisition and for operating capital (the "Amended Credit Facility"). Amounts available to the Company under the Amended Credit Facility will be subject to a borrowing base calculation of up to a maximum availability of $11,000,000 and will bear interest at LIBOR plus 2.25%. The Company will pay a line increase fee of $7,500 and an unused line fee of .25%. The maturity date is two years from the date of the note. The borrowing base is computed as an amount equal to 80% of eligible accounts receivable, 48% of finished goods inventory, and 15% of raw materials inventory.

The Amended Credit Facility is subject to documentation (including a loan and security agreement, financing statements, notes and other agreements) and the obligations of the Company will be secured by first priority liens on substantially all of the Company's and its subsidiaries' assets (as defined in the Amended Credit Facility). The Amended Credit Facility includes financial covenants, such as ratios for consolidated leverage and fixed charge coverage, and customary affirmative and negative covenants for a transaction of this type, including, among others, the provision of annual, quarterly and monthly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters, restrictions on incurrence of indebtedness, granting of liens, making investments and acquisitions, paying dividends, entering into affiliate transactions and asset sales. The Amended Credit Facility also contains penalties in connection with customary events of default, including, among others, payment, bankruptcy, representation and warranty, covenant, change in control, judgment and events or conditions that have a Material Adverse Effect (as defined in the Amended Credit Facility).

The foregoing description of the Amended Credit Facility does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the loan and security agreement and related documents, which will be filed as exhibits to the Company's Current Report on Form 8-K, to be filed in connection with the Acquisition.

In connection with the Acquisition, the Company initiated a private offering of the Company's equity securities to raise up to $7.0 million (the "Private Placement"). Closing of the Private Placement under the Securities Purchase Agreement will occur simultaneously with the Closing of the Acquisition. In the Private Placement, the Company offered and sold shares of the Company's Series C 6% Convertible Non-Voting Preferred Stock (the "Series C Preferred") and common stock purchase warrants ("Warrants") to a limited number of accredited investors (the "Investors") pursuant to the terms and conditions of a Securities Purchase Agreement.

The Series C Preferred and the Warrants and their underlying securities are offered and will be issued in reliance upon exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), including exemptions under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, relating to offers and sales by an issuer not involving any public offering, and in reliance on similar exemptions under applicable state laws. Each purchaser represented that it is an accredited investor and that it is acquiring the securities for investment purposes only and not with a view to any resale, distribution or other disposition of such securities in violation of the United States federal securities laws. Securities issued in the Private Placement are "restricted securities" under the Securities Act and may not be transferred, sold or otherwise disposed of unless they are subsequently registered or an exemption is available under the Securities Act. Neither this Form 10-K, nor the exhibits attached hereto, is an offer to sell or the solicitation of an offer to buy the securities described herein.

Each share of Series C Preferred is convertible into one share of common stock of the Company automatically upon, but not before receipt of shareholder approval. A holder may elect to retain the Series C Preferred and not convert subject to future beneficial ownership limitations and loss of preferential rights.  Purchasers of the securities include a select group of accredited investors, including institutional investors (the "Investors"). Certain of Dynatronics' officers and directors and significant shareholders, are Investors in the Private Placement.

Conversion of the Series C and Series D Preferred Stock. Until Dynatronics has obtained shareholder approval, the Company will not issue any shares of common stock in an amount that exceeds 19.9% of the issued and outstanding shares of common stock of the Company, in connection with the Series C Preferred or the Series D Preferred.

The Company's Common Stock is currently listed on The NASDAQ Capital Market and therefore the Company is subject to the Nasdaq Listing Rules ("Nasdaq Rules") governing listing requirements (Section 5500 of the Nasdaq Rules for securities listed on the Capital Market) and corporate governance (Section 5600 of the Nasdaq Rules) of companies with securities listed on Nasdaq. Pursuant to the terms of both the Asset Purchase Agreement and the Securities Purchase Agreement, the Company has covenanted to obtain approval of the Company's shareholders ("Shareholder Approval") as may be required by the Nasdaq Rules for the Company to issue the shares of common stock underlying the conversion or exercise of any rights under the Series C or the Series D Preferred Stock or the execution of the warrants, including the following:

Nasdaq Listing Rule 5635(a), which requires shareholder approval prior to the issuance of securities in connection with an acquisition of the stock or assets of another company where the total number of shares of common stock to be issued is or will be equal to or in excess of 20% of the total number of shares of common stock outstanding before the issuance of the stock or securities;

Nasdaq Listing Rule 5635(b), which requires prior shareholder approval for issuances of securities that could result in a "change of control" of the issuer - Nasdaq may deem a change of control to occur when, as a result of an issuance, an investor or a group would own, or have the right to acquire, 20% or more of the outstanding shares of common stock or voting power, and such ownership or voting power of an issuer would be the largest ownership position of the issuer;

Nasdaq Rule 5635(c), requiring shareholder approval when common stock may be issued to "insiders" (directors, officers, employees or consultants) of the issuer in transactions at prices less than market value, which includes sales deemed to be "equity compensation" paid to insiders, as well as the issuance of common stock at less than market prices in payment of dividends or for redemption of other securities or payment of debt; and

Nasdaq Rule 5635(d), which requires shareholder approval prior to the issuance of common stock in connection with certain non-public offerings involving the sale, issuance or potential issuance of common stock (and/or securities convertible into or exercisable for common stock) equal to 20% or more of common stock outstanding before the issuance.

At the Company's 2017 Annual Meeting of Shareholders, to be held in November or December 2017, the Company will seek shareholder approval of these matters as described above. Certain key shareholders of the Company (officers, directors and certain shareholders) have entered into agreements with the Investors and with B&C to vote all voting securities of the Company over which such persons have voting control as of the record date for the meeting of shareholders, amounting to, in the aggregate, at least 35% of all current voting power of the Company in favor of the shareholder approvals described above.

In connection with the Private Placement and the Acquisition, the Company agreed to file registration statements under the Securities Act registering the issuance and resale of all shares of common stock underlying the conversion of the Series C Preferred and Series D Preferred and the exercise of the Warrants.

The rights and preferences of the Series C Preferred and the Series D Preferred will be designated by the Company's Board of Directors in amendments to the Company's Amended and Restated Articles of Incorporation (the "Designations") which will be filed prior to the closing of the Acquisition with the Utah Division of Corporations and Commercial Code.

The Warrants have an exercise price of $2.75 per share of Common Stock and a term of six years. The Warrants may not be exercised unless and until Shareholder Approval has been obtained. At the election of the holder of the Warrant, the holder may be restricted from the exercise of the Warrant or any portion of the Warrant held by such holder, to the extent that, after giving effect to the conversion, such holder (together with such holder's affiliates, and any persons acting as a group together with such holder or any of such holder's affiliates) would beneficially own in excess of 4.99% (or 9.99%, as such holder may elect) of the number of shares of the Common Stock outstanding immediately after giving effect to the exercise.

Ladenburg Thalmann & Co. Inc. ("Ladenburg") acted as placement agent and the Company will pay Ladenburg fees for its services in connection with proceeds received in the Private Placement from Investors introduced to the Company by Ladenburg pursuant to its agreement with the Company, in accordance with applicable FINRA rules and regulations. No compensation, fees, or discounts will be paid or given to any other person in connection with the offer and sale of the securities.
The foregoing descriptions of the Series C Preferred, Series D Preferred, Securities Purchase Agreement, Voting Agreements, and warrants do not purport to be complete and are subject to, and qualified in their entirety by, the full text of these documents, which will be filed as exhibits to the Company's Current Report on Form 8-K regarding the Acquisition.
(18)   Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The amendment in this update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. An entity should apply the amendments in this update on a prospective basis. This amendment will be effective for the Company in its fiscal year beginning July 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact the adoption of ASU 2017-04 will have on its consolidated financial statements and disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842,) a new guidance on leases. This guidance replaces the prior lease accounting guidance in its entirety. The underlying principle of the new standard is the recognition of lease assets and lease liabilities by lessees for substantially all leases, with an exception for leases with terms of less than twelve months. The standard also requires additional quantitative and qualitative disclosures. The guidance is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The standard requires a modified retrospective approach, which includes several optional practical expedients. Accordingly, the standard is effective for the Company on July 1, 2019. It is currently evaluating the impact that this guidance will have on the consolidated financial statements of the Company.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments, a guidance related to financial instruments - overall recognition and measurement of financial assets and financial liabilities. The guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The update to the standard is effective for public companies for interim and annual periods beginning after December 15, 2017. Accordingly, the standard is effective for the Company on July 1, 2018. It is currently evaluating the impact that the standard will have on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customer (Topic 606). This authoritative accounting guidance related to revenue from contracts with customers. This guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2017. Accordingly, the Company will adopt this guidance on July 1, 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. The Company is evaluating which transition approach to use and its impact, if any, on its consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements—Going Concern, an authoritative accounting guidance related to the disclosure of uncertainties about an entity's ability to continue as a going concern. This guidance requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the consolidated financial statements are issued, and provide related disclosures. The Company adopted this guidance for the fiscal year ended June 30, 2017.

Item 16.  Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNATRONICS CORPORATION

By	/s/ Kelvyn H. Cullimore, Jr.
Kelvyn H. Cullimore, Jr.
Chief Executive Officer and President

Date: September 27, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kelvyn H. Cullimore, Jr.	Chairman, President, CEO	September 27, 2017
Kelvyn H. Cullimore, Jr.	(Principal Executive Officer)

/s/ David A. Wirthlin	Chief Financial Officer	September 27, 2017
David A. Wirthlin	(Principal Accounting Officer and
Principal Financial Officer)

/s/ Scott Klosterman	Director	September 27, 2017
Scott Klosterman

/s/ David Holtz	Director	September 27, 2017
David Holtz

/s/ R. Scott Ward	Director	September 27, 2017
R. Scott Ward

/s/ Erin S. Enright	Director	September 27, 2017
Erin S. Enright

/s/ Brian M. Larkin	Director	September 27, 2017
Brian M. Larkin