Form 10-Q
period 2017-09-30
DYNATRONICS CORP
filed 2017-11-14
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☑
The number of shares outstanding of the registrant's common stock, no par value, as of November 2, 2017 is 4,920,736.

DYNATRONICS CORPORATION
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2017

DYNATRONICS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	September 30, 2017	June 30, 2017

Current assets:
Cash and cash equivalents	$5,548,214	$254,705
Trade accounts receivable, less allowance for doubtful accounts of $373,215 as of September 30, 2017 and $382,333 as of June 30, 2017	5,842,362	5,281,348
Other receivables	134,302	33,388
Inventories, net	7,154,398	7,397,682
Prepaid expenses	592,705	503,800

Total current assets	19,271,981	13,470,923

Property and equipment, net	4,861,743	4,973,477
Intangible assets, net	2,682,835	2,754,118
Goodwill	4,302,486	4,302,486
Other assets	629,265	562,873

Total assets	$31,748,310	$26,063,877

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$3,173,001	$2,334,563
Accrued payroll and benefits expense	1,292,281	1,472,773
Accrued expenses	592,269	656,839
Income tax payable	9,590	8,438
Warranty reserve	202,000	202,000
Line of credit	7,103,426	2,171,935
Current portion of long-term debt	155,462	151,808
Current portion of capital lease	196,540	193,818
Current portion of deferred gain	150,448	150,448
Current portion of acquisition holdback	294,744	294,744

Total current liabilities	13,169,761	7,637,366

Long-term debt, net of current portion	422,666	461,806
Capital lease, net of current portion	3,037,562	3,087,729
Deferred gain, net of current portion	1,642,389	1,680,001
Acquisition holdback, net of current portion	750,000	750,000
Deferred rent	131,109	122,585

Total liabilities	19,153,487	13,739,487
Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value: Authorized 50,000,000 shares; 3,484,000 shares and 3,559,000 shares issued and outstanding as of September 30, 2017 and June 30, 2017, respectively	8,313,795	8,501,295
Common stock, no par value: Authorized 100,000,000 shares; 4,812,589 shares and 4,653,165 shares issued and outstanding as of September 30, 2017 and June 30, 2017, respectively	12,284,369	11,838,022
Accumulated deficit	(8,003,341)	(8,014,927)

Total stockholders' equity	12,594,823	12,324,390

Total liabilities and stockholders' equity	$31,748,310	$26,063,877

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	September 30
	2017	2016

Net sales	$12,797,971	$8,162,734
Cost of sales	8,458,580	5,368,046
Gross profit	4,339,391	2,794,688

Selling, general, and administrative expenses	3,822,702	2,764,357
Research and development expenses	251,848	278,885
Operating profit (loss)	264,841	(248,554)

Other income (expense):
Interest income	-	222
Interest expense	(76,808)	(59,542)
Other income, net	10,614	22,241

Net other expense	(66,194)	(37,079)

Income (loss) before income taxes	198,647	(285,633)

Income tax (provision) benefit	-	-

Net income (loss)	198,647	(285,633)

8% Convertible preferred stock dividend, in common stock	(187,061)	(88,985)

Net income (loss) attributable to common stockholders	$11,586	$(374,618)

Basic and diluted net income (loss) per common share	$0.00	$(0.13)

Weighted-average common shares outstanding:

Basic	4,748,049	2,841,486
Diluted	4,748,309	2,841,486

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended September 30
	2017	2016
Cash flows from operating activities:
Net income (loss)	$198,647	$(285,633)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	67,822	53,266
Amortization of intangible assets	71,283	7,670
Amortization of other assets	86,245	12,843
Amortization of building capital lease	62,983	62,983
Gain on sale of property and equipment	(5,197)	(18,711)
Stock-based compensation expense	71,786	64,232
Change in allowance for doubtful accounts receivable	(9,118)	24,145
Change in allowance for inventory obsolescence	(11,827)	10,744
Deferred gain on sale/leaseback	(37,612)	(37,612)
Change in operating assets and liabilities:
Receivables, net	(652,811)	49,231
Inventories, net	255,111	(298,737)
Prepaid expenses	(88,905)	(38,351)
Other assets	(152,637)	6,322
Income tax payable	1,152	1,145
Accounts payable and accrued expenses	601,901	379,875

Net cash provided by (used in) operating activities	458,823	(6,588)

Cash flows from investing activities:
Purchase of property and equipment	(24,779)	(25,886)
Proceeds from sale of property and equipment	10,905	32,000

Net cash provided by (used in) investing activities	(13,874)	6,114

Cash flows from financing activities:
Principal payments on long-term debt	(35,485)	(51,974)
Principal payments on long-term capital lease	(47,446)	(44,871)
Net change in line of credit	4,931,491	-

Net cash provided by (used in) financing activities	4,848,560	(96,845)

Net change in cash and cash equivalents	5,293,509	(97,319)

Cash and cash equivalents at beginning of the period	254,705	966,183

Cash and cash equivalents at end of the period	$5,548,214	$868,864

Supplemental disclosure of cash flow information:
Cash paid for interest	$78,301	$59,702
Supplemental disclosure of non-cash investing and financing activity:
8% Preferred stock dividends paid or to be paid in common stock	187,081	98,916
Accrued severance paid in common stock	-	26,388

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2017
NOTE 1. PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated balance sheets as of September 30, 2017 and June 30, 2017, the condensed consolidated statements of operations for the three months ended September 30, 2017 and 2016, and condensed consolidated statements of cash flows for the three months ended September 30, 2017 and 2016, were prepared by Dynatronics Corporation (the "Company") without audit pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the Company's financial position, results of operations and cash flows. The results of operations for the three months ended September 30, 2017, are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2018. The Company previously filed with the SEC an Annual Report on Form 10-K (the "2017 Form 10-K") which included audited financial statements for each of the years ended June 30, 2017 and 2016. It is suggested that the financial statements contained in this Form 10-Q be read in conjunction with the financial statements and notes thereto contained in the 2017 Form 10-K.
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
Significant Accounting Policies
There have been no changes to the Company's significant accounting policies as described in the Company's 2017 Form 10-K for the fiscal year ended June 30, 2017.
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
The reconciliations between the basic and diluted weighted-average number of common shares outstanding for the three months ended September 30, 2017 and 2016, are as follows:

	Three Months Ended
	September 30,
	2017	2016
Basic weighted-average number of common shares outstanding during the period	4,748,049	2,841,486
Weighted-average number of dilutive potential common shares outstanding during the period	260	-
Diluted weighted-average number of common and potential common shares outstanding during the period	4,748,309	2,841,486
Outstanding options, warrants and convertible preferred stock for common shares not included in the computation of diluted net income (loss) per common share because they were anti-dilutive totaled 8,910,190 and 4,142,147 for the three months ended September 30, 2017 and 2016, respectively.
NOTE 3. STOCK-BASED COMPENSATION
Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized over the employee's requisite service period. The Company recognized $71,786 and $64,232 in stock-based compensation expense during the three months ended September 30, 2017 and 2016, respectively. These expenses were recorded as selling, general and administrative expenses in the condensed consolidated statements of operations.
Stock Options. The Company maintained a 2005 equity incentive plan ("2005 Plan") for the benefit of employees. On June 29, 2015, the shareholders approved a new 2015 equity incentive plan ("2015 Plan") setting aside 500,000 shares of common stock for awards to eligible participants. No additional shares or awards will be granted under the 2005 Plan. The 2015 Plan was filed with the SEC on September 3, 2015. Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other stock-based awards may be granted under the 2015 Plan. Awards granted under the 2015 Plan may be performance-based. As of September 30, 2017, there were 287,167 shares of common stock authorized and reserved for issuance available for future grants under the terms of the 2015 Plan.
The following table summarizes the Company's stock option activity under the 2005 and 2015 Plans during the three-month period ended September 30, 2017:
	Number of Options	Weighted-Average Exercise Price
Outstanding at beginning of period	166,990	$3.14
Granted	-	-
Exercised	-	-
Cancelled	(2,346)	3.34
Outstanding at end of period	164,644	3.14

Exercisable at end of period	73,680	$4.45
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
As of September 30, 2017, there was $233,300 of unrecognized stock-based compensation cost related to grants under the 2005 and 2015 Plans that is expected to be expensed over a weighted-average period of 4.52 years. There was $435 of intrinsic value for options outstanding as of September 30, 2017.

NOTE 4. PREFERRED STOCK
During quarter ended September 30 2017, the Company issued 75,000 shares of common stock upon conversion of 75,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred"). As of September 30, 2017, the Company had 3,484,000 shares of Series A 8% Convertible Preferred Stock (the "Series A Preferred") and Series B Preferred outstanding. Dividends payable on these shares accrue at the rate of 8% per year and are payable quarterly in stock or cash. The Company generally pays the dividends in stock. The formula for paying this dividend in common stock can change the effective yield on the dividend to more or less than 8% depending on the price of the stock at the time of issuance.
NOTE 5. COMPREHENSIVE INCOME (LOSS)
For the three months ended September 30, 2017 and 2016, comprehensive income (loss) was equal to the net income (loss) as presented in the accompanying condensed consolidated statements of operations.
NOTE 6. INVENTORIES
Inventories consisted of the following:

	September 30, 2017	June 30, 2017
Raw materials	$3,529,494	$3,766,940
Work in process	548,570	470,721
Finished goods	3,467,244	$3,562,758
Inventory obsolescence reserve	(390,910)	(402,737)
	$7,154,398	7,397,682
NOTE 7. RELATED-PARTY TRANSACTIONS
The Company leases office, manufacturing and warehouse facilities in Detroit, Michigan, Hopkins, Minnesota and Northvale, New Jersey from employees/shareholders or entities controlled by shareholders, who were previously principals of businesses acquired by the Company. The combined expenses associated with these related-party transactions totaled approximately $108,000 and $18,000 for the three months ended September 30, 2017 and 2016, respectively.
Certain significant shareholders, officers and directors of the Company participated as investors in the private placement of the Company's Series A Preferred and Series B Preferred. The terms of the offerings were reviewed and approved by the disinterested members of the Company's Board of Directors who did not invest in the private placement and who do not own any shares of Series A Preferred or Series B Preferred.
Pursuant to the Company's acquisition of Hausmann Industries, Inc. ("Hausmann") in April 2017, the Company held back approximately $1,044,744 of the purchase price. This obligation to Hausmann is a liability on the Company's balance sheets as of September 30, 2017 and June 30, 2017. Certain principals of Hausmann are holders of the Company's Series B Preferred and one of the principals, David Hausmann, is an employee of the Company.

NOTE 8. LINE OF CREDIT
On September 28, 2017, the Company modified its credit agreement with Bank of the West and entered into an Amended Credit Facility (the "Amended Credit Facility") to provide asset-based financing to the Company to be used for funding the acquisition of substantially all of the assets of Bird & Cronin, Inc., a Minnesota corporation ("B&C") (See note 10) and for operating capital. The Amended Credit Facility provides for revolving credit borrowings by the Company up to the lesser of $11,000,000 or the calculated borrowing base. The borrowing base is computed monthly and is equal to the sum of stated percentages of eligible accounts receivable and inventory, less a reserve. Amounts outstanding bear interest at LIBOR plus 2.25%. The Company paid a commitment fee of .25% and the line is subject to an unused line fee of .25%. The maturity date is September 30, 2019. The Company's obligations under the Amended Credit Facility are secured by a first-priority security interest in substantially all of its assets, including those of its subsidiaries. The Amended Credit Facility includes financial covenants, such as ratios for consolidated leverage and fixed charge coverage, and customary affirmative and negative covenants for a credit facility of this type, including, among others, the provision of annual, quarterly and monthly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters, restrictions on incurrence of indebtedness, granting of liens, making investments and acquisitions, paying dividends, entering into affiliate transactions and asset sales. The Amended Credit Facility also contains penalties in connection with customary events of default, including, among others, payment, bankruptcy, representation and warranty, covenant, change in control, judgment and events or conditions that have a Material Adverse Effect (as defined in the Amended Credit Facility). As of September 30, 2017, the Company had borrowed approximately $7,103,000 under the Amended Credit Facility compared to $2,172,000 as of June 30, 2017, which included $5,000,000 drawn on September 29, 2017, in anticipation of closing the B&C acquisition on October 2, 2017. There was approximately $2,030,000 available to borrow under the original loan and security agreement as of September 30, 2017.
NOTE 9. RECENT ACCOUNTING PRONOUNCEMENTS
In July 2017, the FASB issued ASU 2017-11 – Earnings per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Stakeholders asserted that accounting for freestanding and embedded instruments with down round features as liabilities subject to fair value measurement on an ongoing basis creates a significant reporting burden and unnecessary income statement volatility associated with changes in value of an entity's own share price. That is, current accounting guidance requires changes in fair value of an instrument with a down round feature to be recognized in earnings for both increases and decreases in share price, even though an increase in share price will not cause a down round feature to be triggered and a decrease will cause an adjustment to the strike price only if and when an entity engages in a subsequent equity offering.
Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of the extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests.
The amendments in Part I of this update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round features no longer precludes equity classification when assessing whether the instrument is indexed to an entity's own stock. The amendments in Part II of this update recharacterize the indefinite deferral of certain provisions of Topic 48 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. The Company is currently evaluating the impact the adoption of this update will have on its consolidated financial statements and disclosures. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.
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
NOTE 10. SUBSEQUENT EVENTS
On October 2, 2017, the Company closed the acquisition of substantially all of the assets of B&C, pursuant to an Asset Purchase Agreement dated as of September 26, 2017 (the "Asset Purchase Agreement") for $10,000,000 in cash (subject to adjustment), $4,000,000 in shares of Dynatronics preferred stock designated as Series D Non-Voting Convertible Preferred Stock (the "Series D Preferred"), and an earn out provision ranging from $500,000 to $1,500,000 based on future sales (collectively, the "Acquisition"). The Company assigned the assets acquired in the Acquisition to its wholly-owned subsidiary, Bird & Cronin, LLC, a newly formed Utah limited liability company. The Company financed the Acquisition with $7,000,000 in gross proceeds from the sale of newly designated Series C Non-Voting Convertible Preferred Stock (the "Series C Preferred") and amounts borrowed pursuant to the Amended Credit Facility (see Note 8). The Company drew $5,000,000 on the Amended Credit Facility on September 29, 2017. The funding of the Private Placement and payment of the consideration under the Asset Purchase Agreement occurred simultaneously on October 2, 2017 (the "Closing").

B&C is a closely-held corporation founded in 1968 that designs, manufactures, and distributes orthopedic soft goods and specialty patient care products to customers in the United States and internationally. Over 95% of B&C's products are made in an 85,000 square-foot manufacturing facility located at 1200 Trapp Road, Eagan, Minnesota (the "Facility") owned by an affiliate of B&C. The Acquisition does not include a purchase of the facility. At the Closing, the Company entered into a lease with Trapp Road Limited Liability Company, a Minnesota limited liability company controlled by the former owners of B&C, to occupy the facility for a term of three years at annual rental payments of $600,000, payable in monthly installments of $50,000. The lease provides that the lease term will automatically be extended for two additional periods of two years each, without any increase in the lease payment, subject to the Company's right to terminate the lease or to provide notice not to extend the term of the lease prior to the end of the term.
At the Closing of the Acquisition, the Company paid B&C cash of $9,063,017 and delivered 1,397,375 shares of its Series D Preferred Stock valued at approximately $3,533,333. A holdback of cash totaling $933,334 and 184,559 shares of Series D Preferred valued at approximately $466,666 will be retained for purposes of satisfying adjustments to the purchase price as may be required by the Asset Purchase Agreement and indemnification claims, if any. Subject to adjustments or claims as provided by the Asset Purchase Agreement, 50% of the holdback amount will be released to B&C one year from the Closing, and the balance of the holdback amount will be released to B&C 18 months after Closing. As part of the Acquisition, the Company will pay and discharge certain liabilities and obligations of B&C related to its ongoing business (primarily trade accounts and similar obligations in the ordinary course).
The Company offered employees of B&C employment with Dynatronics at Closing. In addition, the Co-Presidents of B&C, Mike Cronin and Jason Anderson, entered into employment agreements with the Company (the "Employment Agreements") to serve as Co-Presidents of Bird & Cronin, LLC, reporting to the Company's CEO, Kelvyn H. Cullimore, Jr. The Company will pay them each an annual salary of $175,000 and an annual bonus of up to $10,000, as determined by Mr. Cullimore. The Company will also provide them with other employee benefits provided to its employees generally at their level of management (including, e.g., paid time off and paid holidays, health insurance, Section 125 Flexible Spending Account, and 401(k)). In addition to the restrictive covenants applicable to them under the Asset Purchase Agreement, the Employment Agreements include restrictive covenants which limit the ability of Messrs. Anderson and Cronin to be employed by a competitor of, or otherwise to compete with, Dynatronics for, in Mr. Anderson's case, a two-year period, and, in Mr. Cronin's case, a one-year period following the later of (i) termination of employment and (ii) the latest date upon which Dynatronics makes any severance payment to the employee.
The Asset Purchase Agreement contains customary representations, warranties and covenants by B&C and the Company, as well as customary indemnification provisions among the parties. Post-closing covenants include a covenant that for a period of five years, B&C and its shareholders (including Mr. Cronin) will refrain from, among other things, solicitation of employees, customers and business of B&C or the Company and from other competitive activity as defined in the Asset Purchase Agreement, and requires them and their representatives (as defined in the Asset Purchase Agreement) to maintain (other than in connection with performing obligations pursuant to the Lease or the Employment Agreements, as applicable), the confidentiality of, and not use, confidential information relating to the acquired business or purchased assets, except as permitted by the Asset Purchase Agreement.
In connection with the Acquisition, the Company completed a private placement (the "Private Placement") of the Series C Preferred and common stock warrants ("Series C Warrants") to raise $7.0 million pursuant to the terms and conditions of a Securities Purchase Agreement entered into September 26, 2017. The Series C Warrants have an exercise price of $2.75 per share of common stock and a term of six years. They may not be exercised unless and until shareholder approval has been obtained. At the election of the holder of a Series C Warrant, the holder may be restricted from the exercise of the Series C Warrant or any portion of the Series C Warrant held by such holder, to the extent that, after giving effect to the exercise, such holder (together with such holder's affiliates, and any persons acting as a group together with such holder or any of such holder's affiliates) would beneficially own in excess of 4.99% (or 9.99%, as such holder may elect) of the number of shares of the common stock outstanding immediately after giving effect to the exercise.

Each share of Series C Preferred and Series D Preferred is convertible into one share of common stock of the Company automatically upon, but not before receipt of shareholder approval required under applicable Nasdaq Marketplace Rules. A holder of Series C Preferred may elect to retain the Series C Preferred and not convert, subject to future beneficial ownership limitations and loss of preferential rights.
Until it has obtained shareholder approval, the Company will not issue any shares of common stock in an amount that exceeds 19.9% of the issued and outstanding shares of common stock of the Company in connection with the Series C Preferred or the Series D Preferred. At the Company's 2017 Annual Meeting of Shareholders, to be held on November 29, 2017, the Company will seek shareholder approval as described above. Certain key shareholders of the Company (officers, directors and certain shareholders) have entered into agreements with the Series C Investors and with B&C to vote all voting securities of the Company over which such persons have voting control as of the record date for the meeting of shareholders, amounting to, in the aggregate, at least 35% of all current voting power of the Company, in favor of the shareholder approval described above.
The Company filed a registration statement on Form S-3 with the SEC on October 13, 2017, amended on October 24, 2017, to register the shares of common stock issuable upon conversion of the Series C Preferred and Series D Preferred and the exercise of the Series C Warrants. That registration statement became effective on October 26, 2017.
On October 23, 2017, the Company announced that it had signed an exclusive distribution agreement for the United States with Zimmer MedizinSysteme GmbH ("Zimmer") for select therapy equipment. Under the terms of the agreement, the Company will be the exclusive U.S. distributor for Zimmer's ThermoPro™ (Shortwave Diathermy), enPuls™ (Radial Pulse Therapy), and OptonPro™ (Class IV Laser) products. Principally operating outside the U.S., Zimmer is a leading manufacturer of physical rehabilitation modalities in Germany, and one of the top three manufacturers of therapeutic modalities in Europe.
In October 2017, the Company paid approximately $187,000 of preferred stock dividends with respect to the Series A Preferred and Series B Preferred that were accrued during the three months ended September 30, 2017. The Company paid the dividends by issuing 83,147 shares of common stock. Also during October 2017, the Company issued 25,000 shares of common stock upon conversion of 25,000 shares of Series B Preferred.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Concerning Forward-Looking Statements
Information contained in this Form 10-Q, particularly in the following Discussion and Analysis of Financial Condition and Results of Operations, includes statements considered to be "forward-looking statements" within the safe harbors provided by Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). These statements refer to our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as "believes," "expects," "anticipates," "should," "plans," "estimates," "intends," and "potential," among others. Forward-looking statements include, but are not limited to, statements regarding product development, market acceptance, financial performance, revenue and expense levels in the future and the sufficiency of existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements, except as required by law.
Overview
Dynatronics Corporation ("Company," "Dynatronics," "we") designs, manufactures and distributes advanced-technology therapeutic medical devices, therapeutic and medical treatment tables, rehabilitation equipment, custom athletic training treatment tables and equipment, institutional cabinetry, orthopedic soft goods, as well as other rehabilitation and therapy products and supplies. Through our various distribution channels, we market and sell our products to physical therapists, chiropractors, athletic trainers, sports medicine practitioners, orthopedists, and other medical professionals, hospitals, and institutions. We operate on a fiscal year ending June 30. For example, reference to fiscal year 2018 refers to the year ending June 30, 2018.
Recent Events
On October 2, 2017, we purchased substantially all of the assets of Bird & Cronin, Inc., a privately-held Minnesota corporation ("B&C") pursuant to the terms and conditions contained in an Asset Purchase Agreement dated as of September 26, 2017 (the "Asset Purchase Agreement") for $10,000,000 in cash (subject to adjustment), $4,000,000 in shares of our preferred stock designated as Series D Non-Voting Convertible Preferred Stock (the "Series D Preferred Stock"), and an earn out provision ranging from $500,000 to $1,500,000 based on future sales (the "Acquisition"). We assigned the assets acquired in the Acquisition to our wholly-owned subsidiary, Bird & Cronin, LLC, a newly formed Utah limited liability company. We financed the Acquisition with proceeds from the sale of our Series C Non-Voting Convertible Preferred Stock ("Series C Preferred Stock") to accredited investors in a private offering (the "Private Placement") and funds borrowed under our asset-based credit facility with Bank of the West, amended as of September 28, 2017 (the "Amended Credit Facility"). Gross proceeds from the Private Placement were $7,000,000. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, below, for more information about the Private Placement. We borrowed $5,000,000 on the Amended Credit Facility on September 29, 2017 to use for the Acquisition. The funding of the Private Placement and payment of the consideration under the Asset Purchase Agreement occurred simultaneously on October 2, 2017 (the "Closing").
B&C was founded in 1968 and prior to the Acquisition designed, manufactured, and distributed orthopedic soft goods and specialty patient care products to customers in the United States and internationally. Over 95% of B&C's products were made in an 85,000 square-foot manufacturing facility located at 1200 Trapp Road, Eagan, Minnesota (the "Facility") owned by an affiliate of B&C. The Acquisition did not include a purchase of the Facility. At the Closing, we entered into a lease ("Lease") with Trapp Road Limited Liability Company, a Minnesota limited liability company owned by principals of B&C, to occupy the Facility for a term of three years at annual rental payments of $600,000, payable in monthly installments of $50,000. The Lease provides that the term will automatically be extended for two additional two-year terms, without any increase in the lease payment, subject to our right to terminate the Lease or to provide notice not to extend the term of the Lease prior to the end of the term. The business previously conducted by B&C at the Facility is now conducted by our subsidiary, Bird & Cronin, LLC.
At the Closing of the Acquisition, we paid B&C cash of $9,063,017 and delivered 1,397,375 shares of our Series D Preferred Stock valued at approximately $3,533,333. A holdback of cash totaling $933,334 and 184,559 shares of Series D Preferred Stock valued at approximately $466,666 will be retained for purposes of satisfying adjustments to the purchase price as may be required by the Asset Purchase Agreement and indemnification claims, if any. Subject to such adjustments or claims, 50% of the holdback amount will be released to B&C one year from the Closing, and the balance of the holdback amount will be released to B&C 18 months after Closing. Under the Acquisition Agreement, we agreed to pay and discharge certain liabilities and obligations of B&C related to its ongoing business (primarily trade accounts and similar obligations in the ordinary course).

We offered employees of B&C employment with Dynatronics at Closing. In addition, the Co-Presidents of B&C, Mike Cronin and Jason Anderson, entered into employment agreements with the Company (the "Employment Agreements") to serve as Co-Presidents of Bird & Cronin, LLC, reporting to our CEO, Kelvyn H. Cullimore, Jr. Under the Employment Agreements, each of them is paid an annual salary of $175,000 and an annual bonus of up to $10,000, as determined by Mr. Cullimore, and they receive other employee benefits provided to our employees generally at their level of management (including, e.g., paid time off and paid holidays, medical/dental/vision insurance, Section 125 Flexible Spending Account and 401(k)). In addition to certain restrictive covenants applicable to them under the Asset Purchase Agreement described in the following paragraph, the Employment Agreements include restrictive covenants limiting the ability of Messrs. Anderson and Cronin to be employed by a competitor of, or otherwise to compete with, Dynatronics for, in Mr. Anderson's case, a two-year period, and, in Mr. Cronin's case, a one-year period, following the later of (i) termination of employment and (ii) the latest date upon which Dynatronics makes any severance payment to the terminated executive.
The Asset Purchase Agreement contains customary representations, warranties and covenants, as well as indemnification provisions. Post-closing covenants include a covenant that for a period of five years, B&C and its shareholders (including Mr. Cronin) will refrain from, among other things, solicitation of employees, customers and business of B&C or the Company and from other competitive activity as defined in the Asset Purchase Agreement, and requires them and their representatives (as defined in the Asset Purchase Agreement) to maintain (other than in connection with performing obligations pursuant to the Lease or the Employment Agreements, as applicable), the confidentiality of, and not use, confidential information relating to the acquired business or purchased assets, except as permitted by the Asset Purchase Agreement.
On October 23, 2017, we announced that we have entered into an exclusive distribution agreement for the United States with Zimmer MedizinSysteme GmbH ("Zimmer") for select therapy equipment. Under the terms of the agreement, we are now the exclusive U.S. distributor for Zimmer's ThermoPro™ (Shortwave Diathermy), enPuls™ (Radial Pulse Therapy), and OptonPro™ (Class IV Laser) products. Combining our existing modalities with these Zimmer products will provide our customers in the U.S. with a complete range of modality products. Principally operating outside the U.S., Zimmer is a leading manufacturer of physical rehabilitation modalities in Germany, and one of the top three manufacturers of therapeutic modalities in Europe. Prior to the execution of this agreement, we operated for the last nine months as a distributor for Zimmer on a nonexclusive basis, building our base of experience and confidence in the products. The Zimmer product line will be sold through both our direct sales force and dealer channel.
Business Outlook
Our strategic objective is to accelerate growth both organically and by acquisition. In support of this strategy, we completed the acquisition of the assets of Hausmann Industries, Inc. ("Hausmann") in April 2017, and the Acquisition in October 2017. These acquisitions have strengthened our market position and will improve our operating results and position us for positive cash flow. The debt and equity financings completed in connection with these acquisitions have strengthened our financial position and provided operating capital in addition to acquisition funding. We believe our relationship with Prettybrook Partners LLC, initiated in June 2015, provides us with strategic and financial resources that will facilitate the execution of our strategic objectives.
Our merger and acquisition strategy is focused on acquiring complementary businesses that simultaneously meet our investment criteria and enhance our product offerings. We continue to evaluate several acquisition opportunities and aim to execute on at least one acquisition in calendar 2018. We believe this strategy leverages our unique distribution channel with high quality products that will increase sales and profitability and/or expand our distribution reach and product offering, further strengthening our position in the market.
Organic growth is another essential element of our strategic plan. We previously began implementing a plan to add new dealers and sales representatives to expand our coverage across North America and into international territories. We continue to invest in our sales organization to improve our market penetration and market expansion.

Dynatronics is a leader in product innovation and product quality. The strategy for introducing technologically updated or new products continues to be an emphasis, including both proprietary and OEM products. Our recent appointment as the exclusive dealer for certain therapeutic modalities manufactured by Zimmer will add complementary therapeutic modalities to those we manufacture. We expect that our continued introduction of new products will reinforce our reputation as an innovator of quality products and further strengthen our position as a leader in the design and manufacture of therapeutic modalities.
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
We also service the athletic training market. The growth of college athletics – particularly in the "Power Five" conferences – is creating a demand for the best and most impressive training facilities. We are working to tap into that demand by offering our custom designed furniture and proprietary products. The acquisition of Hausmann will particularly boost this effort as it has historically had success with its ProTeam™ line of products that address this same market.
In summary, based on our defined strategic initiatives we are focusing our resources in the following areas:
•	Joining resources of the acquired entities to maximize cross-selling opportunities without disrupting each entity's current channels of distribution;

•	Exploring operating synergies with acquired companies while respecting established operating paradigms at each operation;

•
Seeking to improve distribution of our products through recruitment of additional qualified sales representatives and dealers attracted by the many new products being offered and expanding the availability of proprietary combination therapy devices;

•
Improving gross profit margins by, among other initiatives, increasing market share of manufactured products with emphasis on our high margin therapeutic modalities including state-of-the-art Dynatron® ThermoStim probe, Dynatron Solaris® Plus and 25 Series™ products as well as new products from other manufacturers such as Zimmer.

•
Maintaining our position as a technological leader and innovator in our markets through the promotion of new products introduced during the current fiscal year and seeking opportunities to introduce other new products during the current fiscal year;

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

Results of Operations
The following discussion and analysis of our financial condition and results of operations for the three months ended September 30, 2017 and 2016, should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing in Part I, Item 1 of this report, and our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, which includes audited financial statements for the year then ended. Results of operations for the first fiscal quarter ended September 30, 2017 are not necessarily indicative of the results that may be achieved for the full fiscal year ending June 30, 2018.
Net Sales
Net sales increased 56.8% or $4,635,000, to $12,798,000 for the quarter ended September 30, 2017, compared to net sales of $8,163,000 for the quarter ended September 30, 2016. The year-over-year increase in net sales for the quarter ended September 30, 2017, was driven primarily by our acquisition of Hausmann that contributed $4,671,000 in net sales in the quarter, which was also an 11.9% increase over Hausmann's pre-acaquisition sales for the same quarter of the prior year. The year-over-year increase in our net sales also included a 10%, or $316,000, increase, in sales of Dynatronics legacy manufactured products, partially offset by a 7%, or $352,000, decrease, in distributed products and other sales.
Gross Profit
Gross profit for the quarter ended September 30, 2017 increased $1,545,000 or about 55.3%, to $4,339,000, or 33.9% of net sales. By comparison, gross profit for the quarter ended September 30, 2016 was $2,795,000, or 34.2% of net sales. The increase in gross profit was driven by the addition of Hausmann's gross profit of approximately $1,619,000 in the current year period and increased gross profit of $115,000 on sales of Dynatronics' manufactured products, offset by a decrease of $189,000 in gross profit on sales of Dynatronics' distributed products and other revenue. The year-over-year decrease in gross margin percentage to 33.9% from 34.2% was primarily attributable to the addition of Hausmann products in the current quarter, a change in product mix, and higher freight costs.
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses increased 38.3% or $1,058,000, to $3,823,000 for the quarter ended September 30, 2017, compared to $2,764,000 for the quarter ended September 30, 2016. Selling expenses in the current quarter represented $276,000 of the $1,058,000 increase in SG&A expenses. Increases in selling expenses were driven primarily by $311,000 of expenses associated with Hausmann operations, partially offset by $35,000 lower selling costs in the Dynatronics' legacy operations.
General and administrative ("G&A") expenses represented $782,000 of the $1,058,000 increase in SG&A expenses. Increases in G&A expenses were driven primarily by $640,000 in G&A expenses of Hausmann's operations and $212,000 in acquisition-related costs associated with the Acquisition, offset in part by $83,000 in lower G&A labor and benefits in Dynatronics' legacy operations.
Research and Development Expenses
Research and development expenses for the quarter ended September 30, 2017 decreased 9.7% or approximately $27,000, to $252,000 from approximately $279,000 in the quarter ended September 30, 2016. The decrease was driven by a reduction of expenses associated with new product development. R&D costs are expensed as incurred and are expected to remain approximately at present levels in the balance of the current fiscal year.
Net Income (Loss) Before Income Tax
Pre-tax income for the quarter ended September 30, 2017 was approximately $199,000, compared to a pre-tax loss of $286,000 for the quarter ended September 30, 2016. The $484,000 improvement in pre-tax income was primarily attributable to a $1,545,000 increase in gross profit, offset by an increase of $1,058,000 of SG&A expenses. These changes were primarily related to components of Hausmann's results of operations as well as transaction costs associated with the Acquisition.

Income Tax Provision (Benefit)
Income tax provision was $0 for both quarters ended September 30, 2017 and 2016. We decreased the valuation allowance on our net deferred income tax assets by approximately $74,000 for the quarter ended September 30, 2017 and increased the valuation allowance by $102,000 for the quarter ended September 30, 2016, eliminating any income tax expense or benefit that would have otherwise been recognized. See Liquidity and Capital Resources – Deferred Income Tax Assets below for more information regarding the valuation allowance and its anticipated impact on the effective tax rate for fiscal 2018.
Net Income (Loss)
Net income was approximately $199,000 for the quarter ended September 30, 2017, compared to a net loss of $286,000 for the quarter ended September 30, 2016. The improvement in net income for the quarter was driven by the same factors discussed above under Net Income (Loss) Before Income Tax.
Net Income (Loss) Applicable to Common Stockholders
Net income applicable to common stockholders was approximately $12,000 ($0.00 per share) for the quarter ended September 30, 2017, compared to a loss of $375,000 ($0.13 per share) for the quarter ended September 30, 2016. Net income (loss) applicable to common stockholders includes the effect of accrued dividends to holders of our Series A 8% Convertible Preferred Stock ("Series A Preferred Stock") and Series B Convertible Preferred Stock ("Series B Preferred Stock") which totaled $187,000 for the quarter ended September 30, 2017 compared to $89,000 for the quarter ended September 30, 2016. The increase in dividends in the quarter ended September 30, 2017 compared to the quarter ended September 30, 2016, reflects the issuance of additional shares of Series A Preferred Stock in December 2016 and the issuance of the Series B Preferred Stock in April 2017. We paid all accrued dividends indicated above by issuing shares of our common stock.

Liquidity and Capital Resources

We have historically financed operations through cash from operating activities, available cash reserves, borrowings under a line of credit facility, and sales of equity securities. On September 28, 2017, we entered into an Amended Credit Facility for a two-year asset-based lending facility for up to the lesser of $11,000,000 or an amount available based upon a borrowing base calculation (see, Line of Credit, below). We expect to obtain capital for future acquisitions using borrowings and proceeds from debt and equity offerings. Working capital was $6,102,000 as of September 30, 2017, compared to working capital of $5,834,000 as of June 30, 2017. The current ratio was 1.5 to 1 as of September 30, 2017 and 1.8 to 1 as of June 30, 2017. Current assets were 60.7% of total assets as of September 30, 2017 and 51.7% of total assets as of June 30, 2017.
Cash and Cash Equivalents
Our cash and cash equivalents position as of September 30, 2017, was $5,548,000 compared to cash and cash equivalents of $255,000 as of June 30, 2017. The primary source of cash in the three months ended September 30, 2017 was borrowings under the Amended Credit Facility of $5,000,000 in September 2017, in anticipation of the Closing of the Acquisition on October 2, 2017.
Accounts Receivable
Trade accounts receivable, net of allowance for doubtful accounts, increased approximately $561,000, or 10.6%, to $5,842,000 as of September 30, 2017, from $5,281,000 as of June 30, 2017. The increase is primarily due to increased sales in the quarter ended September 30, 2017. We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical experience and relationships with our customers. Accounts receivable are generally collected within approximately 30 days of invoicing.
Inventories
Inventories, net of reserves, decreased $243,000 or 3.3%, to $7,154,000 as of September 30, 2017, compared to $7,398,000 as of June 30, 2017. Inventory levels fluctuate based on timing of large inventory purchases from domestic and overseas suppliers as well as variations in sales and production activities. We believe that our allowance for inventory obsolescence is adequate based on our analysis of inventory, sales trends, and historical experience.

Accounts Payable
Accounts payable increased approximately $838,000 or 35.9%, to $3,173,000 as of September 30, 2017, from $2,335,000 as of June 30, 2017. The increase is primarily due to increased purchasing and production activities in support of increased sales in the quarter ended September 30, 2017, compared to sales in the quarter ended June 30, 2017.
Line of Credit
On September 28, 2017, we modified our credit agreement and entered into the Amended Credit Facility to provide asset-based financing to be used for funding the Acquisition and for operating capital. The Amended Credit Facility provides for revolving credit borrowings up to the lesser of $11,000,000 or the calculated borrowing base. The borrowing base is computed monthly and is equal to the sum of stated percentages of eligible accounts receivable and inventory, less a reserve. Amounts outstanding bear interest at LIBOR plus 2.25%. We paid a commitment fee of .25% and the line is subject to an unused line fee of .25%. The maturity date is September 30, 2019. Our obligations under the Amended Credit Facility are secured by a first-priority security interest in substantially all of our assets, including those of our subsidiaries. The Amended Credit Facility includes financial covenants, such as ratios for consolidated leverage and fixed charge coverage, and customary affirmative and negative covenants for a credit facility of this type, including, among others, the provision of annual, quarterly and monthly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters, restrictions on incurrence of indebtedness, granting of liens, making investments and acquisitions, paying dividends, entering into affiliate transactions and asset sales. The Amended Credit Facility also contains penalties in connection with customary events of default, including, among others, payment, bankruptcy, representation and warranty, covenant, change in control, judgment and events or conditions that have a material adverse effect (as defined in the Amended Credit Facility).
As of September 30, 2017, we had borrowed approximately $7,103,000 under the Amended Credit Facility compared to $2,172,000 as of June 30, 2017. We drew $5,000,000 on September 29, 2017, in anticipation of Closing the Acquisition on October 2, 2017.
Debt
Long-term debt, excluding current installments, decreased $39,000 to $423,000 as of September 30, 2017, compared to $462,000 as of June 30, 2017. Our long-term debt is primarily comprised of the mortgage loan on our office and manufacturing facility in Tennessee and also includes loans related to equipment and a vehicle. The principal balance on the mortgage loan is approximately $477,000 of which $344,000 is classified as long-term debt, with monthly principal and interest payments of $13,278 through January 2021.
In conjunction with the sale and leaseback of our corporate headquarters in August 2014, we entered into a $3,800,000 lease for a 15-year term with an investor group. That sale generated a profit of $2,300,000, which is being recorded monthly over the life of the lease at $12,500 per month, or approximately $37,500 per quarter. The building lease is recorded as a capital lease with the related amortization being recorded on a straight line basis over 15 years at approximately $21,000 per month, or $63,000 per quarter. Lease payments, currently approximately $29,000, are payable monthly and increase approximately 2% per year over the life of the lease. Total accumulated amortization related to the leased building is approximately $798,000 at September 30, 2017. Imputed interest for the quarter ended September 30, 2017, was approximately $46,000.
Deferred Income Tax Assets
A valuation allowance is required when there is significant uncertainty as to the realizability of deferred income tax assets. The ability to realize deferred income tax assets is dependent upon our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have determined that we do not meet the "more likely than not" threshold that deferred income tax assets will be realized. Accordingly, a valuation allowance is required. Any reversal of the valuation allowance in future periods will favorably impact our results of operations in the period of reversal. As of September 30, 2017 and June 30, 2017, we recorded a full valuation allowance against our net deferred income tax assets. Deferred income tax assets and the related valuation allowance were decreased by an estimated $74,000 for the quarter ended September 30, 2017. This resulted in no reported income tax benefit associated with the operating income reported during the quarter ended September 30, 2017.

Inflation
Our revenues and net income have not been unusually affected by inflation or price increases for raw materials and parts from vendors.
Stock Repurchase Plans
We have a stock repurchase plan available to us at the discretion of the Board of Directors. Approximately $449,000 remained of this authorization as of September 30, 2017. No purchases have been made under this plan since September 28, 2011.
Off-Balance Sheet Arrangements
As of September 30, 2017, we had no off-balance sheet arrangements.
Critical Accounting Policies
The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Annual Report on Form 10-K for the year ended June 30, 2017. There have been no material changes to the critical accounting policies previously disclosed in that report.
Item 3.   Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to information from that presented in our Annual Report on Form 10-K for the year ended June 30, 2017.
Item 4.   Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods that are specified in the Securities and Exchange Commission's ("SEC") rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure. In designing and evaluating these disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
In connection with the Acquisition, in addition to the issuance of the Series D Preferred Stock to B&C, we completed the Private Placement to raise gross proceeds of $7.0 million on October 2, 2017. We used proceeds from the Private Placement to pay a portion of the purchase price under the Acqusition Agreement.  We also paid offering expenses totaling approximately $400,000 from the proceeds of the Private Placement.
In the Private Placement, we offered and sold shares of our Series C Preferred Stock and common stock purchase warrants ("Warrants") to a limited number of accredited investors, including certain of the Company's officers and directors and significant shareholders, (collectively, the "Series C Investors") pursuant to the terms and conditions of a Securities Purchase Agreement dated as of September 26, 2017 (the "Securities Purchase Agreement"). The offer and sale of these securities in the Private Placement was made without registration under the Securities Act in reliance upon exemptions for registration applicable to non-public offerings, including exemptions under Section 4(a)(2) of the Securities Act and Regulation D.
Each share of Series C Preferred Stock and Series D Preferred Stock is convertible into one share of common stock of the Company automatically upon, but not before receipt of shareholder approval, described below. A holder of Series C Preferred Stock may elect to retain the Series C Preferred Stock and not convert, subject to future beneficial ownership limitations and loss of preferential rights.
Nasdaq Listing Rule 5635(a) requires shareholder approval prior to the issuance of securities in connection with an acquisition of the stock or assets of another company where the total number of shares of common stock to be issued is or will be equal to or in excess of 20% of the total number of shares of common stock outstanding before the issuance of the stock or securities. Consequently, until we have obtained shareholder approval we will not issue any shares of common stock in an amount that exceeds 19.9% of our issued and outstanding shares of common stock, in connection with the Series C Preferred Stock or the Series D Preferred Stock or the exercise of the Warrants. At our 2017 Annual Meeting of Shareholders, to be held on November 29, 2017, we will seek shareholder approval of these matters. Certain of our key shareholders (officers, directors and certain shareholders) have entered into agreements with the Series C Investors and with B&C to vote all voting securities of the Company over which such persons have voting control as of the record date for the meeting of shareholders, amounting to, in the aggregate, at least 35% of all current voting power of the Company, in favor of the shareholder approval described above.
The rights and preferences of the Series C Preferred Stock and the Series D Preferred Stock were designated by our Board of Directors in amendments to our Amended and Restated Articles of Incorporation filed prior to the Closing with the Utah Division of Corporations and Commercial Code, and were also filed as exhibits to the Form 8-K filed on October 6, 2017 with the SEC.
The Warrants have an exercise price of $2.75 per share of common stock and a term of six years. The Warrants may not be exercised unless and until shareholder approval has been obtained, as discussed above. At the election of the holder of a Warrant, the holder may be restricted from the exercise of the Warrant or any portion of the Warrant held by such holder, to the extent that, after giving effect to the exercise, such holder (together with such holder's affiliates, and any persons acting as a group together with such holder or any of such holder's affiliates) would beneficially own in excess of 4.99% (or 9.99%, as such holder may elect) of the number of shares of the common stock outstanding immediately after giving effect to the exercise.
Ladenburg Thalmann & Co. Inc. ("Ladenburg") acted as placement agent and we paid Ladenburg fees for its services in connection with proceeds received in the Private Placement from Investors introduced to the Company by Ladenburg pursuant to its agreement with the Company, in accordance with applicable FINRA rules and regulations. No compensation, fees, or discounts were paid or given to any other person in connection with the offer and sale of the securities.
Under the Securities Purchase Agreement and the Asset Purchase Agreement, we granted registration rights to the Series C Investors and to B&C and agreed to file registration statements under the Securities Act registering the issuance and resale of all shares of common stock underlying the conversion of the Series C Preferred Stock and Series D Preferred Stock and the exercise of the Warrants. We filed with the SEC a registration statement on Form S-3 on October 13, 2017, amended on October 24, 2017, to meet these registration obligations. That registration statement was made effective on October 26, 2017.

Item 6. Exhibits
(a) Exhibits
3.1(a)	Amended and Restated Articles of Incorporation of Dynatronics Corporation, incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-3 filed January 27, 2017

3.1(b)
Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Dynatronics Corporation, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed April 4, 2017

3.1(c)
Certificate of Designation of Rights and Preferences of Series C Non-Voting Convertible Preferred Stock as filed with the Utah Division of Corporations and Commercial Code September 29, 2017, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed October 6, 2017

3.1(d)
Certificate of Designation of Rights and Preferences of Series D Non-Voting Convertible Preferred Stock as filed with the Utah Division of Corporations and Commercial Code September 29, 2017, incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed October 6, 2017

10.1
Asset Purchase Agreement, dated September 26, 2017, by and between Dynatronics Corporation and Bird & Cronin, Inc., incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 27, 2017)

10.2
Lease Agreement, dated October 2, 2017, by and between Dynatronics Corporation and Trapp Road Limited Liability Company, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 6, 2017

10.3
Securities Purchase Agreement dated September 26, 2017, by and between Dynatronics Corporation and each of the Investors signatory thereto, incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed September 27, 2017

10.4
Form of Registration Rights Agreement to be entered into by and between Dynatronics Corporation and each Investor signatory thereto, incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed September 27, 2017

10.5
Form of Registration Rights Agreement to be entered into by and between Dynatronics Corporation and Bird & Cronin, Inc., incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed September 27, 2017

10.6
Modification Agreement, dated October 2, 2017 among Dynatronics Corporation, Hausmann Enterprises, LLC and Bird & Cronin, LLC as Borrowers and Bank of the West, incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed October 6, 2017

11	Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)

31.1	Certification under Rule 13a-14(a)/15d-14(a) of principal executive officer

31.2	Certification under Rule 13a-14(a)/15d-14(a) of principal financial officer

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNATRONICS CORPORATION
Registrant

Date: November 14, 2017	/s/ Kelvyn H. Cullimore, Jr.
Kelvyn H. Cullimore, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2017	/s/ David A. Wirthlin
David A. Wirthlin
Chief Financial Officer
(Principal Financial and Accounting Officer)