Form 10-Q
period 2017-12-31
DYNATRONICS CORP
filed 2018-02-13
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

The number of shares outstanding of the registrant’s common stock, no par value, as of February 2, 2018 was 7,934,262.

DYNATRONICS CORPORATION
FORM 10-Q
QUARTER ENDED December 31, 2017

DYNATRONICS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	December 31, 2017	June 30, 2017

Current assets:
Cash and cash equivalents	$3,652,342	$254,705
Trade accounts receivable, less allowance for doubtful accounts of $383,356 as of December 31, 2017 and $382,333 as of June 30, 2017	7,385,608	5,281,348
Other receivables	139,366	33,388
Inventories, net	11,605,299	7,397,682
Prepaid expenses	893,933	503,800

Total current assets	23,676,548	13,470,923

Property and equipment, net	5,970,836	4,973,477
Intangible assets, net	7,516,028	2,754,118
Goodwill	7,872,863	4,302,486
Other assets	532,611	562,873

Total assets	$45,568,886	$26,063,877

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$4,451,050	$2,334,563
Accrued payroll and benefits expense	1,358,754	1,472,773
Accrued expenses	878,300	656,839
Income tax payable	9,654	8,438
Warranty reserve	205,850	202,000
Line of credit	6,742,979	2,171,935
Current portion of long-term debt	158,954	151,808
Current portion of capital lease	199,300	193,818
Current portion of deferred gain	150,448	150,448
Current portion of acquisition holdback	430,624	294,744

Total current liabilities	14,585,913	7,637,366

Long-term debt, net of current portion	386,632	461,806
Capital lease, net of current portion	2,986,689	3,087,729
Deferred gain, net of current portion	1,604,777	1,680,001
Acquisition holdback and earn out liability, net of current portion	2,716,667	750,000
Deferred rent	138,513	122,585

Total liabilities	22,419,191	13,739,487
Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value: Authorized 50,000,000 shares; 4,889,000 shares and 3,559,000 shares issued and outstanding as of December 31, 2017 and June 30, 2017, respectively	11,641,816	8,501,295
Common stock, no par value: Authorized 100,000,000 shares; 7,864,715 shares and 4,653,165 shares issued and outstanding as of December 31, 2017 and June 30, 2017, respectively	19,802,351	11,838,022
Accumulated deficit	(8,294,472)	(8,014,927)

Total stockholders' equity	23,149,695	12,324,390

Total liabilities and stockholders' equity	$45,568,886	$26,063,877

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31,
	2017	2016	2017	2016

Net sales	$18,081,333	$8,713,355	$30,879,304	$16,876,089
Cost of sales	12,311,354	5,640,048	20,769,933	11,008,094
Gross profit	5,769,979	3,073,307	10,109,371	5,867,995

Selling, general, and administrative expenses	5,109,809	2,851,236	8,932,511	5,615,594
Research and development expenses	553,487	309,476	805,336	588,360
Operating profit (loss)	106,683	(87,405)	371,524	(335,959)

Other income (expense):
Interest expense, net	(103,706)	(63,408)	(180,514)	(122,728)
Other income, net	11,371	55,494	21,985	77,735
Net other expense	(92,335)	(7,914)	(158,529)	(44,993)

Income (loss) before income taxes	14,348	(95,319)	212,995	(380,952)

Income tax (provision) benefit	-	-	-	-

Net income (loss)	14,348	(95,319)	212,995	(380,952)

Deemed dividend on convertible preferred stock and accretion of discount	(1,023,786)	(375,858)	(1,023,786)	(375,858)
Preferred stock dividend, cash	(104,884)	-	(104,884)	-
Convertible preferred stock dividend, in common stock	(200,594)	(88,792)	(387,655)	(177,777)

Net loss attributable to common stockholders	$(1,314,916)	$(559,969)	$(1,303,330)	$(934,587)

Basic and diluted net loss per common share	$(0.23)	$(0.19)	$(0.25)	$(0.33)

Weighted-average common shares outstanding:

Basic and diluted	5,735,159	2,881,111	5,241,604	2,861,299

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	December 31
	2017	2016
Cash flows from operating activities:
Net income (loss)	$212,995	$(380,952)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	184,010	106,098
Amortization of intangible assets	254,090	15,340
Amortization of other assets	40,681	60,069
Amortization of building capital lease	125,967	125,967
Gain on sale of property and equipment	(5,197)	(19,252)
Stock-based compensation expense	117,073	102,989
Change in allowance for doubtful accounts receivable	(6,978)	48,073
Change in allowance for inventory obsolescence	49,739	42,751
Deferred gain on sale/leaseback	(75,224)	(75,224)
Change in operating assets and liabilities:
Receivables, net	33,546	62,135
Inventories, net	(120,175)	(630,132)
Prepaid expenses	(297,144)	(174,016)
Other assets	(10,419)	(18,799)
Income tax payable	(1,236)	1,066
Accounts payable and accrued expenses	1,175,114	684,319

Net cash provided by (used in) operating activities	1,676,842	(49,568)

Cash flows from investing activities:
Purchase of property and equipment	(84,494)	(36,818)
Net cash paid in acquisition, net of cash received - see Note 2	(9,063,017)	-
Proceeds from sale of property and equipment	10,355	32,000

Net cash provided by (used in) investing activities	(9,137,156)	(4,818)

Cash flows from financing activities:
Principal payments on long-term debt	(68,028)	(84,239)
Principal payments on long-term capital lease	(95,558)	(90,373)
Payment of acquisition holdbacks	(44,744)	-
Net change in line of credit	4,571,044	-
Proceeds from issuance of preferred stock, net	6,600,121	928,554
Preferred stock dividends paid in cash	(104,884)	-

Net cash provided by (used in) financing activities	10,857,951	753,942

Net change in cash and cash equivalents	3,397,637	699,556

Cash and cash equivalents at beginning of the period	254,705	966,183

Cash and cash equivalents at end of the period	$3,652,342	$1,665,739

Supplemental disclosure of cash flow information:
Cash paid for interest	$172,893	$124,797
Supplemental disclosure of non-cash investing and financing activity:
Deemed dividend on convertible preferred stock and accretion of discount	$1,023,786	$375,858
Preferred stock dividends paid or to be paid in common stock	387,655	187,901
Preferred stock issued to acquire "Bird & Cronin"	4,000,000	-
Acquisition holdback	2,147,291	-
Conversion of preferred stock to common stock	7,459,600	-
Accrued compensation paid in common stock	-	26,388

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2017

NOTE 1. PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated balance sheets as of December 31, 2017 and June 30, 2017, the condensed consolidated statements of operations for the three and six months ended December 31, 2017 and 2016, and condensed consolidated statements of cash flows for the six months ended December 31, 2017 and 2016, were prepared by Dynatronics Corporation and its subsidiaries (collectively, the “Company”) without audit pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for the three and six months ended December 31, 2017, are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2018. The Company previously filed with the SEC an Annual Report on Form 10-K (the “2017 Form 10-K”) which included audited financial statements for each of the years ended June 30, 2017 and 2016. It is suggested that the financial statements contained in this Form 10-Q be read in conjunction with the financial statements and notes thereto contained in the 2017 Form 10-K.

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

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies as described in the 2017 Form 10-K.

NOTE 2. ACQUISITIONS

On October 2, 2017, the Company acquired substantially all of the assets of Bird & Cronin, Inc. (“B&C”), a manufacturer and distributor of orthopedic soft goods and specialty patient care products. The transaction is referred to as the “Acquisition”. The Acquisition will expand the Company’s sales in the orthopedic and patient care markets by leveraging the products and distribution network offered by B&C.

At the Closing of the Acquisition, the Company paid B&C cash of $9,063,017 and delivered 1,397,375 shares of its Series D Non Voting Convertible Preferred Stock (“Series D Preferred”) to B&C valued at approximately $3,533,333. The purchase price is subject to customary representations, warranties, indemnities, working capital adjustment and an earn-out payment ranging from $500,000 to $1,500,000, based on future sales. The balance of the earn-out liability at December 31, 2017 is $1,500,000. A holdback of cash totaling $647,291 and 184,560 shares of Series D Preferred valued at approximately $466,667 has been retained for purposes of satisfying adjustments to the purchase price.

In connection with the Acquisition, the Company completed a private placement of Series C Non Voting Convertible Preferred Stock (“Series C Preferred”) and common stock warrants to raise cash proceeds of $7,000,000 pursuant to the terms and conditions of a Securities Purchase Agreement entered into September 26, 2017 (the “Private Placement”). See Note 4 for details of the Private Placement.

Also in connection with the Acquisition, the Company entered into a lease with Trapp Road Limited Liability Company, a Minnesota limited liability company controlled by the former owners of B&C, to occupy the facility housing the B&C operations for a term of three years at annual rental payments of $600,000, payable in monthly installments of $50,000. The lease term will automatically be extended for two additional periods of two years each, without any increase in the lease payment, subject to the Company’s right to terminate the lease or to provide notice not to extend the lease prior to the end of the term. The Company also offered employees of B&C employment with Dynatronics at Closing including the Co-Presidents of B&C, Mike Cronin and Jason Anderson, who entered into employment agreements to serve as Co-Presidents of Bird & Cronin, LLC, the Company’s wholly-owned subsidiary that conducts the operations acquired in the Acquisition.

The Acquisition has been accounted for under the purchase method as prescribed by applicable accounting standards. Under this method, the Company has allocated the purchase price to the assets acquired and liabilities assumed at estimated fair values. The total consideration transferred or to be transferred, totaled $15,213,959. The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed as of the date of acquisition:

Cash and cash equivalents	$4,104
Trade accounts receivable	2,232,703
Inventories	4,137,181
Prepaid expenses	92,990
Property and equipment	1,228,000
Intangible assets	5,016,000
Goodwill	3,570,376
Warranty reserve	(5,000)
Accounts payable	(607,084)
Accrued expenses	(265,732)
Accrued payroll and benefits	(189,579)
Purchase price	$15,213,959

The estimates of fair value of identifiable assets acquired and liabilities assumed are preliminary, pending finalization of a valuation, and are subject to revisions that may result in adjustments to the values presented above.

Intangible assets subject to amortization relate to customer relationships of $4,313,000 with a useful life of ten years and other intangible assets of $83,000 with a useful life of five years. Intangible assets not subject to amortization relate to trade names of $620,000. The goodwill recognized from the Acquisition is estimated to be attributable, but not limited to, the acquired workforce and expected synergies that do not qualify for separate recognition. The full amount of goodwill and intangible assets are expected to be deductible for tax purposes.

As of December 31, 2017, the Acquisition earn out liability and holdbacks of $2,147,291 come due, contingent upon the terms set forth in the purchase agreement, as follows:

October 2, 2018	$180,624
April 1, 2019	466,667
August 15, 2019	1,500,000
Acquisition holdback	$2,147,291

The amounts of B&C’s net sales and net income included in the Company's consolidated statement of operations for the period from October 2, 2017 to December 31, 2017, were $5,701,507 and $455,052 respectively. Pro forma net sales and net loss of the combined operations had the acquisition date been July 1, 2016 are:

	Net Sales	Net Income (loss)
Unaudited supplemental pro forma July 1, 2017 to December 31, 2017	$37,337,488	$259,644
Unaudited supplemental pro forma July 1, 2016 to June 30, 2017	$60,027,677	$(285,951)

2017 supplemental pro forma earnings were adjusted to exclude $70,000 of acquisition-related costs incurred in 2017.

NOTE 3. NET INCOME (LOSS) PER COMMON SHARE

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

Outstanding options, warrants and convertible preferred stock for common shares not included in the computation of diluted net loss per common share because they were anti-dilutive, for the three months ended December 31, 2017, and 2016, totaled 13,838,859 and 5,148,398, respectively, and for the six months ended December 31, 2017, and 2016, totaled 12,114,132 and 5,148,398, respectively.

NOTE 4. CONVERTIBLE PREFERRED STOCK AND COMMON STOCK WARRANTS

During quarter ended December 31, 2017, the Company issued 25,000 shares of common stock upon conversion of 25,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred”). As of December 31, 2017, the Company had a total of 3,459,000 shares of Series A 8% Convertible Preferred Stock (the “Series A Preferred”) and Series B Preferred outstanding. Dividends payable on these shares accrue at the rate of 8% per year and are payable quarterly in stock or cash. The Company generally pays the dividends in common stock. The formula for paying this dividend in common stock can change the effective yield on the dividend to more or less than 8% depending on the price of the stock at the time of issuance.

In connection with the Acquisition of B&C on October 2, 2017, the Company issued 2,800,000 shares of Series C Preferred with common stock warrants (“Series C Warrants”) and 1,581,935 shares of its Series D Preferred. The Series C Warrants have an exercise price of $2.75 per share of common stock and a term of six years. They may not be exercised unless and until shareholder approval has been obtained. Each share of Series C Preferred and Series D Preferred was convertible into one share of common stock of the Company automatically upon, but not before receipt of shareholder approval required under applicable Nasdaq Marketplace Rules. A holder of Series C Preferred was able elect to retain the Series C Preferred and not convert, subject to future beneficial ownership limitations and loss of preferential rights. At the Company’s 2017 Annual Meeting of Shareholders, held on November 29, 2017, the Company sought and obtained shareholder approval as described above. On November 29, 2017, the Company issued 1,360,000 shares of Common Stock in conversion of a portion of the Series C Preferred and 1,581,935 shares of Common Stock in conversion of all of the Series D Preferred. As of December 31, 2017, the Company had 1,440,000 shares of Series C Preferred outstanding. The Series C Preferred shares are non-voting, do not receive dividends, and have no liquidation preferences or redemption rights.

The Company determined that the Series C Preferred contain a beneficial conversion feature resulting in a deemed dividend of $829,559. Upon conversion of a portion of the Series C Preferred during the three months ended December 31, 2017, accretion of $194,227 in discounts was recognized.

NOTE 5. COMPREHENSIVE INCOME (LOSS)

For the three and six months ended December 31, 2017 and 2016, comprehensive income (loss) was equal to the net income (loss) as presented in the accompanying condensed consolidated statements of operations.

NOTE 6. INVENTORIES

Inventories consisted of the following:
	December 31, 2017	June 30, 2017
Raw materials	$6,332,413	$3,766,940
Work in process	421,861	470,721
Finished goods	5,303,501	3,562,758
Inventory obsolescence reserve	(452,476)	(402,737)
	$11,605,299	$7,397,682

NOTE 7. RELATED-PARTY TRANSACTIONS

The Company leases office, manufacturing and warehouse facilities in Detroit, Michigan, Hopkins, Minnesota, Northvale, New Jersey and Eagan, Minnesota from employees, shareholders and entities controlled by shareholders, who were previously principals of businesses acquired by the Company. The combined expenses associated with these related-party transactions totaled approximately $257,400 and $17,700 for the three months ended December 31, 2017 and 2016, respectively, and $365,400 and $35,400 for the six months ended December 31, 2017 and 2016, respectively.

Certain significant shareholders, officers and directors of the Company participated as investors in the private placements of the Company’s Series A Preferred, Series B Preferred and Series C Preferred. The terms of these offerings were reviewed and approved by disinterested members of the Company’s Board of Directors who did not invest in the private placements and who do not own any shares of Series A Preferred, Series B Preferred or Series C Preferred. The affiliated investors participated in these offerings on terms that were no more favorable than the terms granted to unaffiliated investors.

Pursuant to the Company’s acquisition of Hausmann Industries, Inc. (“Hausmann”) in April 2017, the Company held back approximately$1,045,000 of the purchase price. As of December 31, 2017, and June 30, 2017, the holdback liability to Hausmann under the purchase agreement was $1,000,000 and $1,045,000, respectively. Certain principals of Hausmann are holders of the Company’s Series B Preferred and one of the principals, David Hausmann, is an employee of the Company.

In connection with the Acquisition of B&C in October 2017, the Company held back approximately $647,000 in cash plus an earn-out payment of a minimum of $500,000 up to $1,500,000. These obligations to B&C, totaling approximately $2,147,000, are liabilities on the Company’s balance sheet as of December 31, 2017. In addition, the Company withheld approximately 467,000 shares of common stock to be released to B&C pursuant to the holdback provisions in the Asset Purchase Agreement. These shares are included in common stock on the Company’s balance sheet at December 31, 2017. Certain principals of B&C are holders of the Company’s common stock and two of the principals, Michael Cronin and Jason Anderson, are employees of the Company.

NOTE 8. LINE OF CREDIT

On September 28, 2017, the Company modified its credit agreement with Bank of the West and entered into an Amended Credit Facility (the “Amended Credit Facility”) to provide asset-based financing to the Company to be used for funding the Acquisition (see Note 2) and for operating capital. The Amended Credit Facility provides for revolving credit borrowings by the Company up to the lesser of $11,000,000 or the calculated borrowing base. The borrowing base is computed monthly and is equal to the sum of stated percentages of eligible accounts receivable and inventory, less a reserve. Amounts outstanding bear interest at LIBOR plus 2.25%. The Company paid a commitment fee of .25% and the line is subject to an unused line fee of .25%. The maturity date is September 30, 2019. The Company’s obligations under the Amended Credit Facility are secured by a first-priority security interest in substantially all of its assets, including those of its subsidiaries. The Amended Credit Facility includes financial covenants, such as ratios for consolidated leverage and fixed charge coverage, and customary affirmative and negative covenants for a credit facility of this type, including, among others, the provision of annual, quarterly and monthly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters, restrictions on incurrence of indebtedness, granting of liens, making investments and acquisitions, paying dividends, entering into affiliate transactions and asset sales. The Amended Credit Facility also contains penalties in connection with customary events of default, including, among others, payment, bankruptcy, representation and warranty, covenant, change in control, judgment and events or conditions that have a Material Adverse Effect (as defined in the Amended Credit Facility). As of December 31, 2017, the Company had borrowed $6,742,979 under the Amended Credit Facility compared to $2,171,935 as of June 30, 2017. There was $1,874,268 available to borrow under the original loan and security agreement as of December 31, 2017.

NOTE 9. INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended. Among other items, the Act permanently reduces the federal corporate tax rate to 21% effective January 1, 2018. As the Company’s fiscal year end falls on June 30, the statutory federal corporate tax rate for fiscal 2018 will be prorated to 27.5%, with the statutory rate for fiscal 2019 and beyond at 21%.

As a result of the reduction in the corporate income tax rate from 35% to 21% under the Act, the Company revalued its net deferred tax assets at December 31, 2017. As of December 31, 2017 and June 30, 2017, a full valuation allowance has been established against net deferred tax assets. This resulted in no reported income tax expense associated with the operating profit reported during the three and six months ended December 31, 2017.

The final transition impacts of the Tax Act may vary from the current estimate, possibly materially, due to, among other things, further clarification and changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, and the completion of the Company’s consolidated financial statements as of and for the year ending June 30, 2018. In accordance with SAB 118, any necessary measurement adjustments will be recorded and disclosed within one year from the enactment date within the period the adjustments are determined.

NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended. Among other items, the Act permanently reduces the federal corporate tax rate to 21% effective January 1, 2018.

Additionally, the SEC released Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for the Act’s impact under ASC Topic 740, Income Taxes (“ASC 740”). The guidance in SAB 118 addresses certain fact patterns where the accounting for changes in tax laws or tax rates under ASC 740 is incomplete upon issuance of an entity's financial statements for the reporting period in which the Act is enacted. Under the staff guidance in SAB 118, in the financial reporting period in which the Act is enacted, the income tax effects of the Act (i.e., only for those tax effects in which the accounting under ASC 740 is incomplete) would be reported as a provisional amount based on a reasonable estimate (to the extent a reasonable estimate can be determined), which would be subject to adjustment during a “measurement period” until the accounting under ASC 740 is complete. The measurement period is limited to no more than one year beyond the enactment date under the staff's guidance. SAB 118 also describes supplemental disclosures that should accompany the provisional amounts, including the reasons for the incomplete accounting, the additional information or analysis that is needed, and other information relevant to why the registrant was not able to complete the accounting required under ASC 740 in a timely manner. For discussion of the impacts of the Tax Act, refer to Note 9.

In November 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-14, Income Statement – Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606): Amendments to SEC Paragraphs Pursuant to the Staff Accounting Bulletin (“SAB”) No. 116 and SEC Release No. 33-10403. This ASU amended, superseded and added certain SEC paragraphs in Topic 220, Topic 605 and Topic 606 to reflect the August 2017 issuance of SAB 116 and SEC Release No. 33-10403. The SEC staff issued SAB 116 to align its revenue guidance with Accounting Standards Codification (“ASC”) 606. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the impact of the adoption of this update on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11 – Earnings per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Stakeholders asserted that accounting for freestanding and embedded instruments with down round features as liabilities subject to fair value measurement on an ongoing basis creates a significant reporting burden and unnecessary income statement volatility associated with changes in value of an entity’s own share price. That is, current accounting guidance requires changes in fair value of an instrument with a down round feature to be recognized in earnings for both increases and decreases in share price, even though an increase in share price will not cause a down round feature to be triggered and a decrease will cause an adjustment to the strike price only if and when an entity engages in a subsequent equity offering.

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

The amendments in Part I of this update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round features no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments in Part II of this update recharacterize the indefinite deferral of certain provisions of Topic 48 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. The Company is currently evaluating the impact the adoption of this update will have on its consolidated financial statements and disclosures. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The amendment in this update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. An entity should apply the amendments in this update on a prospective basis. This amendment will be effective for the Company in its fiscal year beginning July 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has early adopted this standard as of July 1, 2017.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business. The Board issued this update to clarify the definition of a business with the objective of assisting entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under Topic 805, there are three elements of a business—inputs, processes, and outputs (collectively referred to as a “set”) although outputs are not required as an element of a business set. The amendments in this update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business, reducing the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this update:

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842,) a new guidance on leases. This guidance replaces the prior lease accounting guidance in its entirety. The underlying principle of the new standard is the recognition of lease assets and lease liabilities by lessees for substantially all leases, with an exception for leases with terms of less than twelve months. The standard also requires additional quantitative and qualitative disclosures. The guidance is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The standard requires a modified retrospective approach, which includes several optional practical expedients. Accordingly, the standard is effective for the Company on July 1, 2019. The Company is currently evaluating the impact that this guidance will have on the consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments, a guidance related to financial instruments - overall recognition and measurement of financial assets and financial liabilities. The guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The update to the standard is effective for public companies for interim and annual periods beginning after December 15, 2017. Accordingly, the standard is effective for the Company on July 1, 2018. The Company is currently evaluating the impact that the standard will have on the consolidated financial statements.

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

NOTE 11. SUBSEQUENT EVENTS

In January 2018, the Company paid approximately $201,000 of preferred stock dividends with respect to the Series A Preferred and Series B Preferred that were accrued during the three months ended December 31, 2017. The Company paid the dividends by issuing 69,574 shares of common stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

Information contained in this Form 10-Q, particularly in the following Discussion and Analysis of Financial Condition and Results of Operations, includes statements considered to be “forward-looking statements” within the safe harbors provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements refer to our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” “intends,” and “potential,” among others. Forward-looking statements include, but are not limited to, statements regarding product development, market acceptance, financial performance, revenue and expense levels in the future and the sufficiency of existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements, except as required by law.

Overview

Dynatronics Corporation (“Company,” “Dynatronics,” “we”) designs, manufactures and distributes advanced-technology therapeutic medical devices, therapeutic and medical treatment tables, rehabilitation equipment, custom athletic training treatment tables and equipment, institutional cabinetry, orthopedic soft goods, as well as other rehabilitation and therapy products and supplies. Through our various distribution channels, we market and sell our products to physical therapists, chiropractors, athletic trainers, sports medicine practitioners, orthopedists, and other medical professionals, hospitals, and institutions. We operate on a fiscal year ending June 30. For example, reference to fiscal year 2018 refers to the year ending June 30, 2018.

Recent Events

On November 29, 2017, we held our annual meeting of shareholders who approved the automatic conversion of the Series C Preferred and the Series D Preferred to common stock, subject, in the case of the Series C Preferred, to the right of the holder to elect to continue to hold the Series C Preferred and defer conversion subject to beneficial ownership limitation provisions. These unconverted shares of Series C Preferred are non-voting and are no longer entitled to certain preferences of the Series C Preferred Stock such as the accrual or receipt of dividends, liquidation preferences and redemption rights, and are treated as common shares for such purposes.

Business Outlook

Our strategic objective is to accelerate growth both organically and by acquisition. We acquired the assets of Hausmann Industries, Inc. (“Hausmann”) in April 2017 and we acquired the assets of Bird & Cronin, Inc. (“Bird & Cronin”) in October 2017. These acquisitions have enhanced our market position and improved our operating results, positioning us for positive cash flow.

The debt and equity financings completed in connection with these acquisitions strengthened our financial position and provided operating capital. We believe our relationships with Prettybrook Partners LLC and Bank of the West provide us with strategic and financial resources that will facilitate the execution of our strategic objectives.

In the past three years we have invested in executive talent and infrastructure to organize and prepare for additional significant growth. We have added executive talent across the organization including sales, operations, finance, and information technology. The management additions have bolstered our capacity to successfully acquire and integrate additional acquisition targets and to drive improvement in operating results in our current operations.

Our acquisition strategy is focused on acquiring complementary businesses that meet our investment criteria and broaden our product offerings. We continue to evaluate a variety of acquisition opportunities. Our target is to execute on at least one acquisition in calendar 2018.

Organic growth is also an essential element of our growth plan. Each operational division has established strategic plans to stimulate growth through expansion of distribution channels, product innovation or specific initiatives with existing customer base.

As delivery of healthcare in the U.S. progresses under legislative reform, we believe there will be increasing demand for rehabilitation and physical therapy products and services. There is increasing pressure to find alternatives to the surgical suite. We believe this will lead to more demand for physical therapy services as a method for avoiding, preventing or delaying the need for surgical interventions. There are orthopedic clinics now embedding physical therapy and rehabilitation within their offering of services in order to better address patient needs in a pre-surgical as well as post-surgical environment. Third-party payers are also demanding better outcomes and structuring reimbursement conventions to reward practitioners who show identifiably improved outcomes. Physical therapy and rehabilitation has always figured prominently in the post-surgical environment to achieve the best outcomes following orthopedic surgical procedures. With the new reimbursement paradigms, the importance of physical therapy will only increase. The concept of “pre-habilitation” to avoid, prevent or delay surgical interventions, combined with traditional rehabilitation to achieve the best post-surgical outcomes provides a positive environment for growth of physical therapy and rehabilitation services and products in the future.

We also service the athletic training market. The growth of college athletics – particularly in the “Power Five” conferences – is creating a demand for the best and most impressive training facilities. We are working to tap into that demand by offering our custom designed furniture and proprietary products. The acquisition of Hausmann will particularly boost this effort as it has historically had success with its ProTeam™ line of products that address this same market.

In summary, based on our defined strategic initiatives we are focusing our resources in the following areas:

●
Joining resources of the acquired entities to maximize cross-selling opportunities without disrupting each entity’s current channels of distribution;

●
Exploring operating synergies with acquired companies while respecting established operating paradigms at each operation;

●
Seeking to improve distribution of our products through expansion of sales channels;

●
Improving gross profit margins by, among other initiatives, increasing market share of manufactured products with emphasis on our high margin therapeutic modalities including state-of-the-art Dynatron® ThermoStim probe, Dynatron Solaris® Plus and 25 Series™ products as well as new products from other manufacturers such as Zimmer;

●
Maintaining our position as a technological leader and innovator in our markets through the promotion of new products introduced over the last year and seeking opportunities to introduce other new products during the current fiscal year;

●
Exploring strategic business acquisitions. This will leverage and complement our competitive strengths, increase market reach and allow us to ultimately broaden our footprint in the physical medicine markets; and

●
Attending appropriate investor conferences to better publicize our strategic plans, attract new capital to support the business development strategy and identify other acquisition targets.

Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and six months ended December 31, 2017, should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing in Part I, Item 1 of this report, and our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, which includes audited financial statements for the year then ended. We have rounded many numbers to the nearest thousand dollars in this analysis. These numbers should be read as approximate. Results of operations for the second fiscal quarter and six months ended December 31, 2017, are not necessarily indicative of the results that may be achieved for the full fiscal year ending June 30, 2018. This quarterly report includes the financial results of the newly acquired Bird and Cronin division. In connection with that acquisition, we filed a Current Report on Form 8-K on October 6, 2017.

Net Sales

Net sales increased $9,368,000, or 107.5%, to $18,081,000 for the quarter ended December 31, 2017, compared to net sales of $8,713,000 for the quarter ended December 31, 2016. The year-over-year increase in net sales for the quarter ended December 31, 2017 was driven by our acquisitions of Hausmann in April 2017 and Bird & Cronin in October 2017, that contributed $4,368,000 and $5,698,000, respectively, in net sales in the quarter ended December 31, 2017. These increases were partially offset by a decrease of approximately $699,000, or 8.0%, in net sales from Dynatronics’ legacy operations. Included in the quarter ended December 31, 2016 was a $517,000 non-recurring order that accounts for the majority of the $699,000 sales differential between the two comparative quarters.

For the six months ended December 31, 2017, net sales increased $14,003,000, or 83.0%, to $30,879,000, compared to net sales of $16,876,000 for the corresponding period ended December 31, 2016. The year-over-year increase in net sales was attributable primarily to the acquisitions of Hausmann and Bird & Cronin. Hausmann contributed net sales of $9,040,000 in the six months ended December 31, 2017 and Bird & Cronin contributed net sales of $5,698,000 in the three months ended December 31, 2017. These increases were partially offset by a decrease of approximately $731,000, or 4.3%, in net sales from Dynatronics’ legacy operations, primarily due to the $517,000 order in the second quarter of fiscal 2017 that did not repeat in the second quarter of fiscal 2018.

Gross Profit

Gross profit for the quarter ended December 31, 2017 increased $2,697,000, or about 87.7%, to $5,770,000, or 31.9% of net sales. By comparison, gross profit for the quarter ended December 31, 2016 was $3,073,000, or 35.3% of net sales. The year-over-year increase in gross profit was attributable to the acquisitions of Hausmann and Bird & Cronin that contributed $1,066,000 and $2,082,000, respectively, in gross profit in the quarter ended December 31, 2017. These increases were partially offset by a decrease of approximately $451,000 in Dynatronics’ legacy operations gross profit. That decrease was primarily attributable to lower sales which accounted for approximately $236,000 lower gross profit and reduced gross margin percentage resulting in $215,000 lower gross profit. The year-over-year decrease in gross margin percentage to 31.9% from 35.3% was due primarily to inclusion of Hausmann sales, which had a lower gross margin percentage in the quarter, as well as reduced gross margin in Dynatronics’ legacy operations, primarily attributable to reduced margins on freight charged to customers.

Gross profit for the six months ended December 31, 2017 increased $4,241,000, or about 72.3% to $10,109,000, or 32.7%, of net sales, compared to gross profit for the six months ended December 31, 2016 of $5,868,000, or 34.8% of net sales. The year-over-year increase in gross profit was driven by the acquisitions of Hausmann and Bird & Cronin that contributed $2,685,000 and $2,082,000, respectively, in gross profit in the six months ended December 31, 2017. These increases were partially offset by a decrease of approximately $525,000 gross profit in Dynatronics’ legacy operations, primarily attributable to lower sales which accounted for approximately $171,000 lower gross profit and reduced gross margin percentage resulting in $354,000 lower gross profit. The year-over-year decrease in gross margin percentage to 32.7% from 34.8% was due primarily to the inclusion of Hausmann lower gross margin percentage as well as reduced gross margin in Dynatronics’ legacy operations, primarily attributable to reduced margins on freight charged to customers.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $2,259,000, or 79.2%, to $5,110,000 for the quarter ended December 31, 2017, compared to $2,851,000 for the quarter ended December 31, 2016. Selling expenses in the current quarter represented $691,000 of the $2,259,000 increase in SG&A expenses. Increases in selling expenses included the addition of $858,000 of expenses associated with Hausmann and Bird & Cronin operations, partially offset by $167,000 lower selling costs in Dynatronics’ legacy operations comprised primarily of reduced commissions on lower sales. General and administrative (“G&A”) expenses represented $1,567,000 of the $2,259,000 increase in SG&A expenses for the quarter ended December 31, 2017. Increases in G&A expenses included the addition of $1,623,000 in G&A expenses from Hausmann’s and Bird & Cronin’s operations, partially offset by $56,000 in decreased G&A expenses in Dynatronics’ legacy operations. G&A expenses included approximately $100,000 in acquisition related expenses during the current quarter.

SG&A expenses for the six months ended December 31, 2017 increased $3,317,000, or 59.1%, to $8,933,000, compared to $5,616,000 for the six months ended December 31, 2016. Selling expenses represented $968,000 of the $3,317,000 increase in SG&A expenses. Included in selling expenses were $1,169,000 of selling expenses associated with Hausmann and Bird & Cronin operations, partially offset by $202,000 lower selling costs in Dynatronics’ legacy operations comprised primarily of lower commissions on lower sales. G&A expenses represented $2,349,000 of the $3,317,000 increase in SG&A expenses for the six months ended December 31, 2017. Included in G&A expenses were $2,263,000 from Hausmann’s operations and Bird & Cronin’s operations, and $86,000 from Dynatronics’ legacy operations. G&A expenses included $314,000 in acquisition expenses in the six months ended December 31, 2017.

Research and Development Expenses

Research and development expenses for the quarter ended December 31, 2017 increased $244,000, or 78.8%, to $553,000 from approximately $309,000 in the quarter ended December 31, 2016. Research and development expenses for the six months ended December 31, 2017 increased $217,000, or 36.9%, to $805,000 from approximately $588,000 in the six months ended December 31, 2016. The increases in both the quarter and six months ended December 31, 2017 were driven by $325,000 in costs incurred on a project which was abandoned during the quarter ended December 31, 2017, offset by a reduction in other R&D expenses of approximately $81,000 and $108,000 for the quarter and six months, respectively, ended December 31, 2017.

Net Income (Loss) Before Income Tax

Pre-tax income for the quarter ended December 31, 2017 was approximately $14,000, compared to a pre-tax loss of $95,000 for the quarter ended December 31, 2016. The $109,000 improvement in pre-tax income for the quarter was primarily attributable to $2,697,000 higher gross profit, offset by $2,259,000 increased SG&A expenses and $244,000 higher research and development expenses. Pre-tax income for the six months ended December 31, 2017 was approximately $213,000, compared to a pre-tax loss of $381,000 for the six months ended December 31, 2016. The $594,000 improvement in pre-tax income for the six months was primarily attributable to $4,241,000 higher gross profit, offset by $3,317,000 in increased SG&A expenses and $217,000 higher research and development expenses. These changes in both the quarter and six months ended December 31, 2017 were primarily attributable to components of Hausmann’s and Bird & Cronin’s results of operations offset by the $325,000 in costs related to the abandoned project in the second fiscal quarter and transaction related costs of $100,000 and $314,000 in the quarter and six months ended December 31, 2017, respectively.

Income Tax Provision (Benefit)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended. Among other items, the Act permanently reduces the federal corporate tax rate to 21% effective January 1, 2018. As the Company’s fiscal year end falls on June 30, the statutory federal corporate tax rate for fiscal 2018 will be prorated to 27.5%, with the statutory rate for fiscal 2019 and beyond at 21%.

Income tax provision was $0 for both the quarter and six months ended December 31, 2017, respectively. This compares to income tax provision of $0 for the quarter and six months ended December 31, 2016, respectively. We decreased the valuation allowance on our net deferred income tax assets equal to the one-time revaluation of our net deferred tax assets at the lower tax rate.

Net Income (Loss)

Net income was $14,000 for the quarter ended December 31, 2017, compared to a net loss of $95,000 for the quarter ended December 31, 2016. Net income was $213,000 for the six months ended December 31, 2017, compared to a net loss of $381,000 for the six months ended December 31, 2016. The changes in net income (loss) are the same as explained above for Net Income (Loss) Before Income Tax.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders was $1,314,916 ($0.23 per share) for the quarter ended December 31, 2017, compared to $560,000 ($0.19 per share) for the quarter ended December 31, 2016. The $755,000 year-over-year increase in net loss attributable to common stockholders is due to approximately $217,000 of additional preferred stock dividends associated with 390,000 shares of Series A Preferred Stock issued in December 2016, 1,559,000 shares of Series B Preferred issued in April 2017, and 2,800,000 of Series C Preferred shares and 1,581,935 shares of Series D Preferred Shares issued in October 2017. The increase was also attributable to approximately $454,000 in additional deemed dividends and approximately $194,000 in accretion of discounts associated with the Series C Preferred shares and warrants issued in connection with the Bird & Cronin Acquisition in comparison to deemed dividends associated with Series A Preferred in December 2016. These increases were partially offset by $109,000 in higher net income in the quarter ended December 31, 2017, compared to the same quarter of the prior year.

Net loss attributable to common stockholders increased $368,000 to $1,303,330 ($0.25 per share) for the six months ended December 31, 2017, compared to $935,000 ($0.33 per share) for the six months ended December 31, 2016. The decrease in net loss is due to approximately $594,000 in higher net income in the six months ended December 31, 2017, compared to the same period of the prior year, partially offset by $315,000 of additional preferred stock dividends associated with issuance of the same preferred shares described in the previous paragraph as well as an increase of approximately $454,000 in additional deemed dividends and approximately $194,000 in accretion of discounts associated with the Series C Preferred shares and warrants issued in connection with the Bird & Cronin Acquisition in comparison to deemed dividends associated with Series A Preferred in December 2016.

The deemed dividends reflect the difference between the underlying common share value of the issued preferred shares as if converted, based on the closing price of the Company’s common stock on the date of the issuance, less an amount of the purchase price assigned to the preferred shares in an allocation of the purchase price between the preferred shares and the common stock warrants that were issued with the preferred shares.

Liquidity and Capital Resources

We have historically financed operations through cash from operating activities, available cash reserves, borrowings under a line of credit facility (see, Line of Credit, below) and sales of equity securities. We expect to obtain capital for future acquisitions using borrowings and proceeds from debt and equity offerings. Working capital was $9,091,000 as of December 31, 2017, compared to working capital of $5,834,000 as of June 30, 2017. The current ratio was 1.6 to 1 as of December 31, 2017 and 1.8 to 1 as of June 30, 2017.

Cash and Cash Equivalents

Our cash and cash equivalents position increased $3,397,000 to $3,652,000 as of December 31, 2017, compared to $255,000 as of June 30, 2017. The primary source of cash in the six months ended December 31, 2017, was approximately $1,677,000 net cash provided by operating activities, net borrowings of $4,571,000 under our line of credit and net proceeds of approximately $6,600,000 from sale of our Series C Preferred and warrants in connection with the Acquisition of Bird & Cronin.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, increased approximately $2,104,000, or 39.8%, to $7,385,000 as of December 31, 2017, from $5,281,000 as of June 30, 2017. The increase was primarily due to the addition of the Bird & Cronin that added $1,819,000 in accounts receivable as of December 31, 2017. We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical experience and relationships with our customers. Accounts receivable are generally collected within approximately 30 days of invoicing.

Inventories

Inventories, net of reserves, increased $4,207,000 or 56.9%, to $11,605,000 as of December 31, 2017, compared to $7,398,000 as of June 30, 2017. The increase was driven by the addition of the Bird & Cronin subsidiary that had $4,707,000 of net inventory as of December 31, 2017. Inventory levels fluctuate based on timing of large inventory purchases from domestic and overseas suppliers as well as variations in sales and production activities. We believe that our allowance for inventory obsolescence is adequate based on our analysis of inventory, sales trends, and historical experience.

Accounts Payable

Accounts payable increased approximately $2,116,000 or 90.6%, to $4,451,000 as of December 31, 2017 from $2,335,000 as of June 30, 2017. The increase was driven primarily by the addition of the Bird & Cronin subsidiary that had $1,346,000 of accounts payable at December 31, 2017. The increase was also attributable to an increase in days payable from approximately 27 to 34.

Line of Credit

Our line of credit balance increased $4,571,000 to $6,743,000 as of December 31, 2017, compared to $2,172,000 as of June 30, 2017. We drew $5,000,000 on September 29, 2017 in anticipation of closing the Acquisition of Bird & Cronin on October 2, 2017.

Debt

Long-term debt, excluding current installments, decreased $75,000 to $387,000 as of December 31, 2017, compared to $462,000 as of June 30, 2017. Our long-term debt is primarily comprised of the mortgage loan on our office and manufacturing facility in Tennessee and also includes loans related to equipment and a vehicle. The principal balance on the mortgage loan was approximately $445,000 of which $310,000 is classified as long-term debt, with monthly principal and interest payments of $13,278 through January 2021.

In conjunction with the sale and leaseback of our corporate headquarters in August 2014, we entered into a 15-year building lease that we treated as a capital lease valued at $3,800,000. We are amortizing the capital lease asset on a straight line basis over 15 years at approximately $21,000 per month, or $63,000 per quarter. Accumulated amortization of the capital lease asset was approximately $861,000 at December 31, 2017. The building sale resulted in a profit of $2,300,000 that is treated as a deferred gain that is amortized as an offset to amortization expense over the life of the lease at $12,500 per month, or approximately $37,500 per quarter. The balance of the deferred gain at December 31, 2017 was approximately $1,755,000. Lease payments, currently approximately $29,000, are payable monthly and increase approximately 2% per year over the life of the lease. The balance of the capital lease liability was approximately $3,186,000 at December 31, 2017. Imputed interest for the quarter ended December 31, 2017, was approximately $45,000.

Deferred Income Tax Assets

A valuation allowance is required when there is significant uncertainty as to the realizability of deferred income tax assets. The ability to realize deferred income tax assets is dependent upon our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have determined that we do not meet the “more likely than not” threshold that deferred income tax assets will be realized. Accordingly, a valuation allowance is required. Any reversal of the valuation allowance in future periods will favorably impact our results of operations in the period of reversal. As of December 31, 2017 and June 30, 2017, we recorded a full valuation allowance against our net deferred income tax assets. This resulted in no reported income tax expense associated with the operating profit reported during the three and six months ended December 31, 2017.

Inflation

Our revenues and net income have not been unusually affected by inflation or price increases for raw materials and parts from vendors.

Stock Repurchase Plans

We have a stock repurchase plan available to us at the discretion of the Board of Directors. Approximately $449,000 remained of this authorization as of December 31, 2017. No purchases have been made under this plan since September 28, 2011.

Off-Balance Sheet Arrangements

As of December 31, 2017, we had no off-balance sheet arrangements.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods that are specified in the Securities and Exchange Commission’s (“SEC”) rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure. In designing and evaluating these disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

On October 2, 2017 we acquired the assets of Bird & Cronin. We have established oversight, procedures, and controls over financial reporting to accurately consolidate the financial statements of Bird & Cronin and to properly reflect acquisition-related accounting and disclosures. We are continuing to evaluate the design of internal controls over financial reporting for the Bird & Cronin subsidiary.

Except as described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

11	Computation of Net Income per Share (included in Notes to Consolidated Financial Statements)

31.1	Certification under Rule 13a-14(a)/15d-14(a) of principal executive officer

31.2	Certification under Rule 13a-14(a)/15d-14(a) of principal financial officer

32.1	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS	XBRL Instance Document

101.CAL	XBRL Taxonomy Extension Schema Document

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNATRONICS CORPORATION

Date: February 13, 2018	By:	/s/ Kelvyn H. Cullimore, Jr.
Kelvyn H. Cullimore, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date: February 13, 2018	By:	/s/ David A. Wirthlin
David A. Wirthlin
Chief Financial Officer (Principal Financial and Accounting Officer)