Form 10-Q
period 2018-03-31
DYNATRONICS CORP
filed 2018-05-15
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-12697

Dynatronics Corporation
(Exact name of registrant as specified in its charter)

Utah	87-0398434
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7030 Park Centre Drive, Cottonwood Heights, Utah 84121
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

As of May 2, 2018, there were 8,089,398 shares of the registrant’s common stock outstanding.

DYNATRONICS CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

DYNATRONICS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	March 31, 2018	June 30, 2017
Current assets:
Cash and cash equivalents	$1,497,455	$254,705
Trade accounts receivable, less allowance for doubtful accounts of $388,772 as of March 31, 2018 and $382,333 as of June 30, 2017	7,117,194	5,281,348
Other receivables	111,071	33,388
Inventories, net	12,389,387	7,397,682
Prepaid expenses	720,868	503,800

Total current assets	21,835,975	13,470,923

Property and equipment, net	5,839,436	4,973,477
Intangible assets, net	7,312,854	2,754,118
Goodwill	7,872,863	4,302,486
Other assets	522,621	562,873

Total assets	$43,383,749	$26,063,877

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,320,322	$2,334,563
Accrued payroll and benefits expense	2,019,218	1,472,773
Accrued expenses	654,920	656,839
Income tax payable	6,994	8,438
Warranty reserve	205,850	202,000
Line of credit	6,542,690	2,171,935
Current portion of long-term debt	161,458	151,808
Current portion of capital lease	202,099	193,818
Current portion of deferred gain	150,448	150,448
Current portion of acquisition holdback	180,624	294,744
Total current liabilities	13,444,623	7,637,366
Long-term debt, net of current portion	345,316	461,806
Capital lease, net of current portion	2,935,103	3,087,729
Deferred gain, net of current portion	1,567,165	1,680,001
Acquisition holdback and earn out liability, net of current portion	2,716,667	750,000
Other liabilities	407,937	122,585

Total liabilities	21,416,811	13,739,487
Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value: Authorized 50,000,000 shares; 4,889,000 shares and 3,559,000 shares issued and outstanding as of March 31, 2018 and June 30, 2017, respectively	11,641,816	8,501,295
Common stock, no par value: Authorized 100,000,000 shares; 8,023,236 shares and 4,653,165 shares issued and outstanding as of March 31, 2018 and June 30, 2017, respectively	20,087,549	11,838,022
Accumulated deficit	(9,762,427)	(8,014,927)

Total stockholders' equity	21,966,938	12,324,390

Total liabilities and stockholders' equity	$43,383,749	$26,063,877

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

Net sales	$16,634,067	$7,715,955	$47,513,371	$24,592,043
Cost of sales	11,342,518	5,014,175	32,112,451	16,022,269
Gross profit	5,291,549	2,701,780	15,400,920	8,569,774

Selling, general, and administrative expenses	6,213,490	3,153,257	15,146,001	8,768,851
Research and development expenses	242,306	230,594	1,047,642	818,954
Operating loss	(1,164,247)	(682,071)	(792,723)	(1,018,031)

Other income (expense):
Interest expense, net	(118,045)	(74,992)	(298,559)	(198,084)
Other income, net	4,859	2,332	26,845	80,431
Net other expense	(113,186)	(72,660)	(271,714)	(117,653)

Loss before income taxes	(1,277,433)	(754,731)	(1,064,437)	(1,135,684)

Income tax (provision) benefit	-	-	-	-

Net loss	(1,277,433)	(754,731)	(1,064,437)	(1,135,684)

Deemed dividend on convertible preferred stock and accretion of discount	-	-	(1,023,786)	(375,858)
Preferred stock dividend, cash	-	-	(104,884)	-
Convertible preferred stock dividend, in common stock	(190,523)	(93,979)	(578,178)	(271,756)

Net loss attributable to common stockholders	$(1,467,956)	$(848,710)	$(2,771,285)	$(1,783,298)

Basic and diluted net loss per common share	$(0.18)	$(0.28)	$(0.45)	$(0.61)

Weighted-average common shares outstanding:

Basic and diluted	7,962,179	3,022,443	6,135,224	2,914,229

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,064,437)	$(1,135,684)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	298,973	161,961
Amortization of intangible assets	457,265	23,010
Amortization of other assets	56,433	92,323
Amortization of building capital lease	188,950	188,950
Gain on sale of property and equipment	(7,002)	(19,252)
Stock-based compensation expense	211,747	171,798
Change in allowance for doubtful accounts receivable	(1,561)	70,650
Change in allowance for inventory obsolescence	162,528	7,028
Deferred gain on sale/leaseback	(112,836)	(112,836)
Change in operating assets and liabilities net of acquisitions:
Receivables, net	324,838	509,154
Inventories, net	(1,017,052)	(793,101)
Prepaid expenses	(124,079)	35,722
Other assets	(16,181)	(205,570)
Income tax payable	(3,896)	(3,967)
Accounts payable and accrued expenses	750,894	255,194

Net cash provided by (used in) operating activities	104,584	(754,620)

Cash flows from investing activities:
Purchase of property and equipment	(131,040)	(164,181)
Net cash paid in acquisition - see Note 2	(9,063,017)	-
Proceeds from sale of property and equipment	12,160	32,000

Net cash used in investing activities	(9,181,897)	(132,181)

Cash flows from financing activities:
Principal payments on long-term debt	(106,840)	(42,561)
Principal payments on long-term capital lease	(144,345)	(136,513)
Payment of acquisition holdbacks	(294,744)	2,540,073
Net change in line of credit	4,370,755	928,554
Proceeds from issuance of preferred stock, net	6,600,121	(16,241)
Preferred stock dividends paid in cash	(104,884)	-

Net cash provided by financing activities	10,320,063	3,273,312

Net change in cash and cash equivalents	1,242,750	2,386,511

Cash and cash equivalents at beginning of the period	254,705	966,183

Cash and cash equivalents at end of the period	$1,497,455	$3,352,694

Supplemental disclosure of cash flow information:
Cash paid for interest	$284,437	$198,572
Supplemental disclosure of non-cash investing and financing activities:
Deemed dividend on convertible preferred stock and accretion of discount	1,023,786	375,858
Preferred stock dividends paid or to be paid in common stock	578,178	276,693
Preferred stock issued to acquire Bird & Cronin, Inc.	4,000,000	-
Acquisition holdback	2,147,291	-
Conversion of preferred stock to common stock	7,459,600	-
Accrued severance paid in common stock	-	185,000

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2018

NOTE 1. PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated balance sheets as of March 31, 2018 and June 30, 2017, the condensed consolidated statements of operations for the three and nine months ended March 31, 2018 and 2017, and condensed consolidated statements of cash flows for the nine months ended March 31, 2018 and 2017, were prepared by Dynatronics Corporation and its subsidiaries (collectively, the “Company”) without audit pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments, which consist only of normal recurring adjustments, to the financial statements have been made to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for the three and nine months ended March 31, 2018, are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2018. The Company previously filed with the SEC an Annual Report on Form 10-K (the “2017 Form 10-K”) which included audited financial statements for each of the years ended June 30, 2017 and 2016. It is suggested that the financial statements contained in this Form 10-Q be read in conjunction with the financial statements and notes thereto contained in the 2017 Form 10-K.

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

NOTE 2. ACQUISITIONS

Bird & Cronin

On October 2, 2017, the Company acquired substantially all of the assets of Bird & Cronin, Inc. (“Bird & Cronin”), a manufacturer and distributor of orthopedic soft goods and specialty patient care products. The transaction is referred to as the “Acquisition”. The Acquisition will expand the Company’s sales in the orthopedic and patient care markets by leveraging the products and distribution network offered by Bird & Cronin.

At the closing of the Acquisition, the Company paid Bird & Cronin cash of $9,063,017 and delivered 1,397,375 shares of its Series D Non Voting Convertible Preferred Stock (“Series D Preferred”) to Bird & Cronin valued at approximately $3,533,333. The purchase price is subject to customary representations, warranties, indemnities, working capital adjustment and an earn-out payment ranging from $500,000 to $1,500,000, based on future sales. As of March 31, 2018, there has been no change to the acquisition date amount recognized for the earn-out liability. The balance of the earn-out liability at March 31, 2018 is $1,500,000. A holdback of cash totaling $647,291 and 184,560 shares of common stock (converted from Series D Preferred) valued at approximately $466,667 have been retained for purposes of satisfying adjustments to the purchase price.

In connection with the Acquisition, the Company completed a private placement of Series C Non Voting Convertible Preferred Stock (“Series C Preferred”) and common stock warrants to raise cash proceeds of $7,000,000 pursuant to the terms and conditions of a Securities Purchase Agreement entered into on September 26, 2017 (“Private Placement”). See Note 4 for details of the Private Placement.

Also in connection with the Acquisition, the Company entered into a lease with Trapp Road Limited Liability Company, a Minnesota limited liability company controlled by the former owners of Bird & Cronin, to occupy the facility housing the Bird & Cronin operations for a term of three years at annual rental payments of $600,000, payable in monthly installments of $50,000. The lease term will automatically be extended for two additional periods of two years each, without any increase in the lease payment, subject to the Company’s right to terminate the lease or to provide notice not to extend the lease prior to the end of the term. The Company also offered employees of Bird & Cronin employment with Dynatronics at closing including the Co-Presidents of Bird & Cronin, Mike Cronin and Jason Anderson, who entered into employment agreements to serve as Co-Presidents of Bird & Cronin, LLC, the Company’s wholly-owned subsidiary that conducts the operations acquired in the Acquisition.

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

Intangible assets subject to amortization include $4,313,000 that relate to customer relationships with a useful life of ten years and other intangible assets of $83,000 with a useful life of five years. Intangible assets not subject to amortization of $620,000 relate to trade names. The goodwill recognized from the Acquisition is estimated to be attributable, but not limited to, the acquired workforce and expected synergies that do not qualify for separate recognition. The full amount of goodwill and intangible assets are expected to be deductible for tax purposes.

As of March 31, 2018, the Acquisition earn-out liability and holdbacks of $2,147,291 come due, contingent upon the terms set forth in the purchase agreement, as follows:

October 2, 2018	$180,624
April 1, 2019	466,667
August 15, 2019	1,500,000
Acquisition holdback	$2,147,291

The amounts of Bird & Cronin’s net sales and net income included in the Company's consolidated statement of operations for the period from October 2, 2017 to March 31, 2018, were $11,384,235 and $879,349 respectively. Pro forma net sales and net loss of the combined operations had the acquisition date been July 1, 2016 are:

	Net Sales	Net Loss
Unaudited supplemental pro forma July 1, 2017 to March 31, 2018	$53,968,355	$(1,017,788)
Unaudited supplemental pro forma July 1, 2016 to June 30, 2017	$60,027,677	$(285,951)

The unaudited pro forma consolidated results are not to be considered indicative of the results if the Acquisition occurred in the periods mentioned above, or indicative of future operations or results. The unaudited supplemental pro forma earnings were adjusted to exclude $70,000 of acquisition-related costs incurred in fiscal year 2017.

Hausmann

On April 3, 2017, the Company acquired substantially all of the assets of Hausmann Industries, Inc. (“Hausmann”). In the third fiscal quarter of 2018, the Company finalized its valuation of the Hausmann assets acquired and liabilities assumed and determined that no material adjustments to any of the balances were required. The following table summarizes the fair values of the assets acquired and liabilities assumed as of the date of acquisition:

Cash and cash equivalents	$600
Trade accounts receivable	1,691,420
Inventories	2,117,430
Prepaid expenses	136,841
Property and equipment	512,950
Intangible assets	2,689,000
Goodwill	4,302,486
Warranty reserve	(50,000)
Accounts payable	(544,625)
Accrued expenses	(33,981)
Accrued payroll and benefits	(661,288)
Purchase price	$10,160,833

The estimated purchase price included a holdback of cash totaling $1,044,744 for purposes of satisfying adjustments to the purchase price and indemnification claims, if any. In the second and third fiscal quarters of 2018, the Company released $45,000 and $250,000, respectively, of the holdback to the sellers. As of March 31, 2018, the Company retained a holdback of $750,000 due to be paid to the seller on October 3, 2018.

NOTE 3. NET LOSS PER COMMON SHARE

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

Outstanding options, warrants and convertible preferred stock for common shares not included in the computation of diluted net loss per common share because they were anti-dilutive, for the three months ended March 31, 2018, and 2017, totaled 11,772,349 and 5,165,008, respectively, and for the nine months ended March 31, 2018 and 2017, totaled 12,003,052 and 5,165,798, respectively.

NOTE 4. CONVERTIBLE PREFERRED STOCK AND COMMON STOCK WARRANTS

In connection with the Acquisition of Bird & Cronin on October 2, 2017, the Company issued 2,800,000 shares of Series C Preferred and warrants to purchase 1,400,000 shares of common stock (“Series C Warrants”), as well as 1,581,935 shares of its Series D Preferred. The Series C Warrants have an exercise price of $2.75 per share of common stock and a term of six years. The exercise of the Series C Warrants and the conversion of the Series C Preferred and Series D Preferred was subject to the prior approval of the Company’s shareholders as required under applicable Nasdaq Marketplace Rules. At the Company’s 2017 Annual Meeting of Shareholders, held on November 29, 2017, the Company sought and obtained that shareholder approval. Upon the receipt of the shareholder approval, each share of Series C Preferred and each share of Series D Preferred was automatically convertible into one share of common stock; provided, however, that the holders of the Series C Preferred were permitted to elect retain the Series C Preferred and not convert, subject to future beneficial ownership limitations and forfeiture of preferential rights of Series C Preferred. On November 29, 2017, the Company issued 1,360,000 shares of common stock in conversion of 1,360,000 shares of Series C Preferred and 1,581,935 shares of common stock in conversion of all outstanding shares of the Series D Preferred. As of March 31, 2018, the Company had 1,440,000 shares of Series C Preferred outstanding. The Series C Preferred shares are non-voting, do not receive dividends, and have no liquidation preferences or redemption rights.

The Company determined that the Series C Preferred contain a beneficial conversion feature resulting in a deemed dividend of $829,559. Upon conversion of a portion of the Series C Preferred during the three months ended December 31, 2017, accretion of $194,227 in discounts was recognized.

During quarter ended September 30 2017, the Company issued 75,000 shares of common stock upon conversion of 75,000 shares of Series B Convertible Preferred Stock (“Series B Preferred”). During quarter ended December 31, 2017, the Company issued 25,000 shares of common stock upon conversion of 25,000 shares of Series B Preferred. As of March 31, 2018, the Company had a total of 2,000,000 shares of Series A 8% Convertible Preferred Stock (“Series A Preferred”) and 1,459,000 shares of Series B Preferred outstanding, convertible into a total of 3,459,000 shares of common stock. Dividends payable on these shares accrue at the rate of 8% per year and are payable quarterly in stock or cash at the option of the Company. The Company generally pays the dividends in common stock. The formula for paying this dividend in common stock can change the effective yield on the dividend to more or less than 8% depending on the market price of the common stock at the time of issuance.

NOTE 5. COMPREHENSIVE LOSS

For the three and nine months ended March 31, 2018 and 2017, comprehensive loss was equal to the net loss as presented in the accompanying condensed consolidated statements of operations.

NOTE 6. INVENTORIES

Inventories consisted of the following:

	March 31, 2018	June 30, 2017
Raw materials	$6,458,466	$3,766,940
Work in process	644,412	470,721
Finished goods	5,826,774	3,562,758
Inventory obsolescence reserve	(540,265)	(402,737)
	$12,389,387	$7,397,682

NOTE 7. RELATED-PARTY TRANSACTIONS

The Company leases office, manufacturing and warehouse facilities in Detroit, Michigan, Hopkins, Minnesota, Northvale, New Jersey and Eagan, Minnesota from employees, shareholders and entities controlled by shareholders, who were previously principals of businesses acquired by the Company. The combined expenses associated with these related-party transactions totaled approximately $259,980 and $17,700 for the three months ended March 31, 2018 and 2017, respectively, and $626,140 and $53,100 for the nine months ended March 31, 2018 and 2017, respectively.

Certain significant shareholders, officers and directors of the Company participated as investors in the private placements of the Company’s Series A Preferred, Series B Preferred, and Series C Preferred. The terms of these offerings were reviewed and approved by disinterested members of the Company’s Board of Directors who did not invest in the private placements and who do not own any shares of Series A Preferred, Series B Preferred or Series C Preferred. The affiliated investors participated in these offerings on terms that were no more favorable than the terms granted to unaffiliated investors.

Pursuant to the Company’s acquisition of Hausmann in April 2017, the Company held back approximately$1,045,000 of the purchase price. As of March 31, 2018, and June 30, 2017, the holdback liability to Hausmann under the purchase agreement was $750,000 and $1,045,000, respectively. In the second and third quarters of 2018, the Company released $45,000 and $250,000, respectively, of the holdback. Certain principals of Hausmann are holders of the Company’s Series B Preferred and one of the principals, David Hausmann, is an employee of the Company.

In connection with the Acquisition of Bird & Cronin in October 2017, the Company held back approximately $647,000 in cash plus an earn-out payment of a minimum of $500,000 up to $1,500,000. These obligations to Bird & Cronin, totaling approximately $2,147,000, are liabilities on the Company’s balance sheet as of March 31, 2018. In addition, the Company withheld approximately 185,000 shares of common stock to be released to Bird & Cronin pursuant to the holdback provisions in the Asset Purchase Agreement. These shares are included in common stock on the Company’s balance sheet at March 31, 2018. Certain principals of Bird & Cronin are holders of the Company’s issued and outstanding common stock and two of the principals, Michael Cronin and Jason Anderson, are employees of the Company.

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

As of March 31, 2018, the Company had borrowed $6,542,690 under the Amended Credit Facility compared to $2,171,935 as of June 30, 2017. There was approximately $2,273,000 available to borrow under the original loan and security agreement as of March 31, 2018.

NOTE 9. ACCRUED PAYROLL AND BENEFITS EXPENSE

As of March 31, 2018 and June 30, 2017, accrued payroll and benefits expense was $2,019,218 and $1,472,773, respectively. Included in the balance as of March 31, 2018 and 2017 was $577,788 and $200,000, respectively, of accrued severance expense for Company personnel including one executive officer. As of March 31, 2018 and June 30, 2017, long-term severance accrual included in other liabilities was $262,020 and $0, respectively. Payments will be made in cash over a two year period. The Company recognized $839,807 in severance expense during the three and nine months ended March 31, 2018 related to the termination of Company personnel including one executive officer. The Company recognized $2,304 in severance expense during the three and nine months ended March 31, 2017. Severance expense is included in selling, general, and administrative expenses.

On May 7, 2018, the Company implemented a reduction of its workforce by 10 employees to better align its resources with the needs of its business and focus on improving profitability. The Company expects that it will incur severance expense of approximately $140,000, which will be recorded during the fourth fiscal quarter of 2018.

NOTE 10. INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax reform legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended. Among other items, the Tax Act permanently reduces the federal corporate tax rate to 21% effective January 1, 2018. As the Company’s fiscal year end falls on June 30, the statutory federal corporate tax rate for fiscal 2018 will be prorated to 27.5%, with the statutory rate for fiscal 2019 and beyond at 21%.

As a result of the reduction in the corporate income tax rate from 35% to 21% under the Act, the Company revalued its net deferred tax assets at December 31, 2017. As of March 31, 2018 and June 30, 2017, a full valuation allowance has been established against net deferred tax assets. This resulted in no reported income tax expense associated with the operating profit reported during the three and nine months ended March 31, 2018.

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

NOTE 11. RECENT ACCOUNTING PRONOUNCEMENTS

On December 22, 2017, the U.S. government enacted comprehensive tax reform legislation commonly referred to as the Tax Cuts and Jobs Act. The Tax Act provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended. Among other items, the Tax Act permanently reduces the federal corporate tax rate to 21% effective January 1, 2018.

Additionally, the SEC released Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for the Act’s impact under ASC Topic 740, Income Taxes (“ASC 740”). The guidance in SAB 118 addresses certain fact patterns where the accounting for changes in tax laws or tax rates under ASC 740 is incomplete upon issuance of an entity's financial statements for the reporting period in which the Act is enacted. Under the staff guidance in SAB 118, in the financial reporting period in which the Act is enacted, the income tax effects of the Act (i.e., only for those tax effects in which the accounting under ASC 740 is incomplete) would be reported as a provisional amount based on a reasonable estimate (to the extent a reasonable estimate can be determined), which would be subject to adjustment during a “measurement period” until the accounting under ASC 740 is complete. The measurement period is limited to no more than one year beyond the enactment date under the staff's guidance. SAB 118 also describes supplemental disclosures that should accompany the provisional amounts, including the reasons for the incomplete accounting, the additional information or analysis that is needed, and other information relevant to why the registrant was not able to complete the accounting required under ASC 740 in a timely manner. For discussion of the impacts of the Tax Act, refer to Note 10.

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

The amendments in Part I of this update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round features no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments in Part II of this update re-characterize the indefinite deferral of certain provisions of Topic 48 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. The Company is currently evaluating the impact the adoption of this update will have on its consolidated financial statements and disclosures. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The amendment in this update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. An entity should apply the amendments in this update on a prospective basis. This amendment will be effective for the Company in its fiscal year beginning July 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has early adopted this standard as of July 1, 2017. The Company does not believe the adoption of this standard will have a material impact on its financial reporting.

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

NOTE 12. SUBSEQUENT EVENTS

In April 2018, the Company paid approximately $191,000 of preferred stock dividends with respect to the Series A Preferred and Series B Preferred that were accrued during the three months ended March 31, 2018. The Company paid the dividends by issuing 65,709 shares of common stock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

We have based our forward-looking statements on management’s current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained in this report. Some of the risks and uncertainties that may cause actual results to differ from those expressed or implied in the forward-looking statements are described in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, filed with the Securities and Exchange Commission, or the SEC, or the Form 10-K, as well as in our other public filings with the SEC. In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.

You should read this report in its entirety, together with the documents that we file as exhibits to this report and the documents that we incorporate by reference into this report, with the understanding that our future results may be materially different from what we currently expect. The forward-looking statements we make speak only as of the date on which they are made. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations, except as required by applicable law or the rules of The Nasdaq Stock Market, LLC. If we do update or correct any forward-looking statements, investors should not conclude that we will make additional updates or corrections.

We qualify all of our forward-looking statements by these cautionary statements.

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

Recent Events

 On February 19, 2018, our Board of Directors (“Board”) voted to separate the role of Chairman of the Board from the role of Chief Executive Officer and appointed Erin Enright as Chairman of the Board. Ms. Enright has been a director of our Company and member of the Board since June 2015. The Board also acted to implement a succession plan for our senior management and appointed a special Board committee to commence a search to identify a successor for Mr. Cullimore as our CEO. The directors who are committee members are Ms. Enright, who is chair of the committee, Scott Klosterman and Brian Larkin. The committee intends to complete its search, if practicable, prior to June 30, 2018, the end of our current fiscal year. After appointment of a new CEO, Mr. Cullimore will continue to serve as a non-employee director and member of the Board.

Mr. Cullimore is continuing to serve as CEO until his successor is appointed and qualified. He had also previously served as President of the Company. That position will not be filled due to a realignment of the legacy Dynatronics modality and therapy products operations completed in our third fiscal quarter. We announced in a press release on February 21, 2018, that we had formed a new Therapy Products Division (“TPD”) consisting of our Utah and Tennessee operations. This division will continue to develop, design, manufacture, and distribute innovative modalities and other products that have distinguished us in the industry for many years. We hired Brian D. Baker as President of the TPD division in February 2018. With this new alignment, we are now organized in three divisions, Hausmann, Bird & Cronin, and TPD, with the Presidents of each division reporting directly to the CEO, who now reports to the Chairman of the Board.

In connection with the termination of Mr. Cullimore’s employment upon the naming of a successor CEO (“Separation Date”), we and Mr. Cullimore will enter into a Separation and Release Agreement (“Separation Agreement”). The Separation Agreement includes a customary release by Mr. Cullimore of certain claims against us that are or may be held by Mr. Cullimore and entitles him to compensation pursuant to certain provision of his employment agreement dated May 1, 2015, including (i) a severance payment equal to $200,000, which represents 12 months of Mr. Cullimore’s base salary in effect immediately prior to the Separation Date, to be paid 50% on the 30th day following the Separation Date and 50% in equal installments over the following six months; (ii) payment of additional severance in the total amount of $500,000, payable in quarterly installments over a two-year period following the Separation Date, (iii) full acceleration of vesting of Mr. Cullimore’s previously granted and unvested restricted stock awards totaling 72,000 shares, (iv) earned but unpaid bonuses, if any, with respect to the fiscal year in which termination occurs, (v) transfer to him of the corporate vehicle used by him at the Separation Date, and (vi) accrued and unpaid salary through the Separation Date. As a result of Mr. Cullimore’s anticipated departure, we recorded a charge of approximately $900,000 in the third fiscal quarter ended March 31, 2018, to accrue the anticipated severance payments and related expenses incurred under his employment agreement. This includes a non-cash compensation expense of $140,000 in connection with the acceleration of the vesting of the restricted stock awards. The Company also paid withholding and related employer tax expense of approximately $87,000 in cash during the quarter, which was settled by withholding shares of stock from the awards having an equivalent value and resulted in the delivery to Mr. Cullimore of approximately 40,000 net shares of common stock.

On May 7, 2018, we implemented a reduction of our workforce by 10 employees to better align our resources with the needs of our business and to focus on improving profitability. We expect to incur a severance charge of approximately $140,000 in our fourth quarter of fiscal 2018.

Business Outlook

Our strategic objective is to accelerate growth both organically and by acquisition. We acquired the assets of Hausmann Industries, Inc. (“Hausmann”) in April 2017 and we acquired the assets of Bird & Cronin, Inc. (“Bird & Cronin”) in October 2017. We believe that these acquisitions have enhanced our market position and improved our operating results, positioning us for positive cash flow.

The debt and equity financings completed in connection with these acquisitions strengthened our financial position and provided operating capital. We believe our relationships with Prettybrook Partners LLC and Bank of the West provide us with strategic and financial resources that we expect will facilitate the execution of our strategic objectives.

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

Organic growth is also an essential element of our strategic plan. Each division has established strategic plans to stimulate growth through expansion of distribution channels, product innovation or specific initiatives with existing customer base. While organic growth is an essential element of our strategic plan, so is working to improve operating profitability. Our strategic plan for organic growth will be tempered by our emphasis to improve operating profits division by division.

As delivery of healthcare in the United States progresses under legislative reform, we believe there will be increasing demand for rehabilitation and physical therapy products and services. There is increasing pressure to find alternatives to the surgical suite. We believe this will lead to more demand for physical therapy services as a method for avoiding, preventing or delaying the need for surgical interventions. There are orthopedic clinics now embedding physical therapy and rehabilitation within their offering of services in order to better address patient needs in a pre-surgical as well as post-surgical environment. Third-party payers are also demanding better outcomes and structuring reimbursement conventions to reward practitioners who show identifiably improved outcomes. Physical therapy and rehabilitation has always figured prominently in the post-surgical environment to achieve the best outcomes following orthopedic surgical procedures. With the new reimbursement paradigms, the importance of physical therapy should increase. The concept of “pre-habilitation” to avoid, prevent or delay surgical interventions, combined with traditional rehabilitation to achieve the best post-surgical outcomes provides a positive environment for growth of physical therapy and rehabilitation services and products in the future.

We also service the athletic training market. The growth of college athletics – particularly in the “Power Five” conferences – is creating a demand for the best and most impressive training facilities. We are working to tap into that demand by offering our custom designed furniture and proprietary products. The acquisition of Hausmann boosts this effort as its ProTeam™ line of products addresses this same market.

In summary, based on our defined strategic initiatives we are focusing our resources in the following areas:

●	Joining resources of the acquired entities to maximize cross-selling opportunities without disrupting each entity’s current channels of distribution;

●	Exploring operating synergies with acquired companies while respecting established operating paradigms at each operation;

●	Seeking to improve distribution of our products through expansion of sales channels;

●	Working to rationalize unprofitable product lines and improve operating profits on profitable product lines;

●	Improving gross profit margins by, among other initiatives, increasing market share of manufactured products with emphasis on our high margin products;

●	Maintaining our position as a leader and innovator in our markets through the promotion of new products;

●
Exploring strategic business acquisitions to leverage and complement our competitive strengths, increase market reach, and allow us to ultimately broaden our footprint in the physical medicine markets; and

●	Attending appropriate investor conferences to better publicize our strategic plans, attract new capital to support the business development strategy and identify other acquisition targets.

Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended March 31, 2018, should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing in Part I, Item 1 of this report, and our Form 10-K for the fiscal year ended June 30, 2017, which includes audited consolidated financial statements for the year then ended. We have rounded many numbers to the nearest thousand dollars in this analysis. These numbers should be read as approximate. All inter-company transactions have been eliminated. Results of operations for the third fiscal quarter and nine months ended March 31, 2018, are not necessarily indicative of the results that may be achieved for the full fiscal year ending June 30, 2018. This quarterly report includes the financial results of the newly acquired Bird & Cronin division. In connection with that acquisition, we filed a Current Report on Form 8-K on October 6, 2017, which includes additional information about the transaction and about the business of Bird & Cronin.

Net Sales

Net sales increased $8,918,000, or 115.6%, to $16,634,000 for the quarter ended March 31, 2018, compared to net sales of $7,716,000 for the quarter ended March 31, 2017. The year-over-year increase in net sales for the quarter ended March 31, 2018 was driven by our acquisitions of Hausmann in April 2017 and Bird & Cronin in October 2017, that together contributed a combined $9,690,000 in net sales in the quarter ended March 31, 2018. These increases were partially offset by a decline of approximately $772,000, or 9.5%, in net sales at TPD, primarily due to a lower volume of therapeutic modality and distributed supplies sales.

For the nine months ended March 31, 2018, net sales increased $22,921,000, or 93.2%, to $47,513,000, compared to net sales of $24,592,000 for the corresponding period ended March 31, 2017. The year-over-year increase in net sales was attributable primarily to the acquisitions of Hausmann and Bird & Cronin, which contributed a combined $24,428,000 in net sales in the nine months ended March 31, 2018. These increases were partially offset by a decline of approximately $1,506,000, or 6.1%, in net sales at TPD, primarily due to a lower volume of distributed capital and distributed supplies sales.

Gross Profit

Gross profit for the quarter ended March 31, 2018 increased $2,590,000, or about 95.9%, to $5,292,000, or 31.8% of net sales. By comparison, gross profit for the quarter ended March 31, 2017 was $2,702,000, or 35.0% of net sales. The year-over-year increase in gross profit was attributable to the acquisitions of Hausmann and Bird & Cronin that contributed a combined $3,117,000 in gross profit in the quarter ended March 31, 2018. These increases were partially offset by a decrease of approximately $527,000 in gross profit from TPD, primarily attributable to lower sales which accounted for approximately $296,000 in lower gross profit and reduced gross margin percentage resulting in $231,000 lower gross profit. The year-over-year decrease in gross margin percentage to 31.8% from 35.0% was due primarily to inclusion of Hausmann sales, which had a lower gross margin percentage in the quarter, as well as reduced gross margin at TPD, primarily attributable to reduced margins on freight charged to customers and a write-down of inventory due to obsolescence.

Gross profit for the nine months ended March 31, 2018 increased $6,831,000, or about 79.7% to $15,401,000, or 32.4%, of net sales, compared to gross profit for the nine months ended March 31, 2017 of $8,570,000, or 34.9% of net sales. The year-over-year increase in gross profit was driven by the acquisitions of Hausmann and Bird & Cronin that contributed a combined $7,883,000 in gross profit in the nine months ended March 31, 2018. These increases were partially offset by a decrease of approximately $1,052,000 in gross profit at TPD, primarily attributable to lower sales which accounted for approximately $477,000 in lower gross profit and reduced gross margin percentage resulting in $575,000 lower gross profit. The year-over-year decrease in gross margin percentage to 32.4% from 34.9% was due primarily to the inclusion of Hausmann sales, which had a lower gross margin percentage as well as reduced gross margin at TPD, primarily attributable to reduced margins on freight charged to customers and a write-down of inventory due to obsolescence.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $3,060,000, or 97.0%, to $6,213,000 for the quarter ended March 31, 2018, compared to $3,153,000 for the quarter ended March 31, 2017. Selling expenses in the quarter included $917,000 of expenses associated with Hausmann and Bird & Cronin operations. This increase in selling expenses compared to the prior year period was partially offset by $167,000 in lower selling costs at TPD due primarily to lower commissions on lower sales at the division during the quarter. This resulted in selling expenses in the current quarter accounting for $750,000 of the $3,060,000 increase in SG&A expenses. General and administrative (“G&A”) expenses represented $2,310,000 of the $3,060,000 increase in SG&A expenses for the quarter ended March 31, 2018. Increases in G&A expenses included $1,672,000 from operations at Hausmann and Bird & Cronin, $840,000 in severance expense, and $140,000 in stock-based compensation, partially offset by $342,000 in decreased G&A expenses primarily attributable to a reduction in acquisition expenses compared to the prior year period.

SG&A expenses for the nine months ended March 31, 2018 increased $6,377,000, or 72.7%, to $15,146,000, compared to $8,769,000 for the nine months ended March 31, 2017. Selling expenses included $2,087,000 of selling expenses associated with Hausmann and Bird & Cronin operations. This increase in selling expenses compared to the prior year period was partially offset by $370,000 lower selling costs at TPD due primarily to lower commissions on lower sales at the division during the fiscal year. This resulted in selling expenses in the current quarter accounting for $1,718,000 of the $6,377,000 increase in SG&A expenses. G&A expenses represented $4,659,000 of the $6,377,000 increase in SG&A expenses for the nine months ended March 31, 2018. Increases in G&A expenses included $3,935,000 from operations at Hausmann and Bird & Cronin, $840,000 in severance expense and $140,000 in stock based compensation, partially offset by $256,000 in decreased G&A expenses primarily attributable to a reduction in acquisition expenses compared to the prior year period.

Research and Development Expenses

Research and development (“R&D”) expenses for the quarter ended March 31, 2018 increased $11,000, or 5.1%, to $242,000 from approximately $231,000 in the quarter ended March 31, 2017. R&D expenses for the nine months ended March 31, 2018 increased $229,000, or 27.9%, to $1,048,000 from approximately $819,000 in the nine months ended March 31, 2017. The increase in the nine months ended March 31, 2018 was driven by $325,000 in costs incurred on a project which was abandoned during the quarter ended December 31, 2017, offset by a reduction in other R&D expenses of approximately $96,000 for the nine months ended March 31, 2018.

Net Loss Before Income Tax

Pre-tax loss for the quarter ended March 31, 2018 was approximately $1,277,000, compared to a pre-tax loss of $755,000 for the quarter ended March 31, 2017. The $522,000 increase in pre-tax loss for the quarter was primarily attributable to $2,590,000 higher gross profit, offset by $3,060,000 increased SG&A expenses and $11,000 higher research and development expenses. Pre-tax loss for the nine months ended March 31, 2018 was approximately $1,064,000, compared to a pre-tax loss of $1,136,000 for the nine months ended March 31, 2017. The $72,000 improvement in pre-tax loss for the nine months was primarily attributable to $6,831,000 higher gross profit, offset by $6,377,000 in increased SG&A expenses and $229,000 higher research and development expenses. These changes in both the quarter and nine months ended March 31, 2018 compared to the prior year were primarily attributable to the addition of the operations of Hausmann and Bird & Cronin during the nine months ended March 31, 2018, as well as the impact of (i) R&D costs of $325,000 related to the project abandoned in the second quarter of fiscal year 2018, (ii) severance expense of $840,000 in the third quarter of fiscal year 2018, (iii) stock-based compensation expense of $140,000 in the third quarter of fiscal year 2018, and (iv) transaction-related costs of $314,000 in the nine months ended March 31, 2018.

Income Tax Provision (Benefit)

On December 22, 2017, the U.S. government enacted comprehensive tax reform legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act makes significant changes to the U.S. Internal Revenue Code of 1986, as amended. Among other items, the Tax Act permanently reduces the federal corporate tax rate to 21% effective January 1, 2018. As our fiscal year end falls on June 30, the statutory federal corporate tax rate for fiscal 2018 will be prorated to 27.5%, with the statutory rate for fiscal 2019 and beyond at 21%.

Income tax provision was $0 for both the quarter and nine months ended March 31, 2018, respectively. This compares to income tax provision of $0 for the quarter and nine months ended March 31, 2017, respectively. As a consequence of the Tax Act, we decreased the valuation allowance on our net deferred income tax assets equal to the one-time revaluation of our net deferred tax assets at the lower tax rate.

Net Loss

Net loss was $1,277,000 for the quarter ended March 31, 2018, compared to a net loss of $755,000 for the quarter ended March 31, 2017. Net loss was $1,064,000 for the nine months ended March 31, 2018, compared to a net loss of $1,136,000 for the nine months ended March 31, 2017. The reasons for the changes in net loss are the same as those for pre-tax losses above under the heading Net Loss Before Income Tax.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders increased $619,000 to $1,468,000 for the quarter ended March 31, 2018, compared to $849,000 for the quarter ended March 31, 2017. The $619,000 year-over-year increase in net loss attributable to common stockholders for the quarter is due to approximately $97,000 of additional preferred stock dividends associated with 390,000 shares of Series A Preferred issued in December 2016 and 1,559,000 shares of Series B Preferred issued in April 2017. The increase was also attributable to a $522,000 increase in net loss in the quarter ended March 31, 2018, compared to the same quarter of the prior year. On a per share basis, net loss attributable to common stockholders was $0.18 per share for the quarter ended March 31, 2018, compared to $0.28 per share for the quarter ended March 31, 2017.

Net loss attributable to common stockholders increased $988,000 to $2,771,000 ($0.45 per share) for the nine months ended March 31, 2018, compared to $1,783,000 ($0.61 per share) for the nine months ended March 31, 2017. The increase in net loss attributable to common stockholders is due to a reduction in net loss of approximately $71,000 in the nine months ended March 31, 2018, compared to the same period of the prior year, offset by $411,000 of additional preferred stock dividends associated with 390,000 shares of Series A Preferred issued in December 2016, 1,559,000 shares of Series B Preferred issued in April 2017 and 2,800,000 shares of Series C Preferred and 1,581,935 shares of Series D Preferred issued in October 2017. The increase was also attributable to an increase of approximately $454,000 in additional deemed dividends and approximately $194,000 in accretion of discounts associated with the Series C Preferred shares and associated common stock purchase warrants issued in connection with the Bird & Cronin Acquisition in comparison to deemed dividends associated with Series A Preferred in December 2016.

The deemed dividends reflect the difference between the underlying common stock value of the issued preferred shares as if converted, based on the closing price of our common stock on the date of the issuance, less the amount of the purchase price assigned to the preferred shares in an allocation of the purchase price between the preferred shares and the common stock warrants that were issued with the preferred shares.

Liquidity and Capital Resources

We have historically financed operations through cash from operating activities, available cash reserves, borrowings under a line of credit facility (see, Line of Credit, below) and the proceeds from the sales of our equity securities. We expect to obtain capital for future acquisitions using borrowings and proceeds from debt and equity offerings. Working capital was $8,391,000 as of March 31, 2018, compared to working capital of $5,834,000 as of June 30, 2017. The current ratio was 1.6 to 1 as of March 31, 2018 and 1.8 to 1 as of June 30, 2017.

Cash and Cash Equivalents

Our cash and cash equivalents position increased $1,243,000 to $1,497,000 as of March 31, 2018, compared to $255,000 as of June 30, 2017. The primary sources of cash in the nine months ended March 31, 2018, were (i) net proceeds of approximately $6,600,000 from the sale of our Series C Preferred and warrants in connection with the acquisition of Bird & Cronin, (ii) net borrowings of $4,371,000 under our line of credit, and (iii) approximately $105,000 of net cash provided by operating activities.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, increased approximately $1,836,000, or 34.8%, to $7,117,000 as of March 31, 2018, from $5,281,000 as of June 30, 2017. The increase was primarily due to the acquisition of Bird & Cronin that added $2,064,000 in accounts receivable as of March 31, 2018. We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical experience and relationships with our customers. Accounts receivable are generally collected within approximately 30 days of invoicing.

Inventories

Inventories, net of reserves, increased $4,992,000 or 67.5%, to $12,389,000 as of March 31, 2018, compared to $7,398,000 as of June 30, 2017. The increase was driven by the acquisition of Bird & Cronin, which added approximately $4,853,000 of net inventory as of March 31, 2018. Inventory levels fluctuate based on timing of large inventory purchases from domestic and overseas suppliers as well as variations in sales and production activities. We believe that our allowance for inventory obsolescence is adequate based on our analysis of inventory, sales trends, and historical experience.

Accounts Payable

Accounts payable increased approximately $986,000 or 42.2%, to $3,320,000 as of March 31, 2018, from $2,335,000 as of June 30, 2017. The increase was driven primarily by the acquisition of Bird & Cronin, which added approximately $860,000 of accounts payable at March 31, 2018.

Line of Credit

Our line of credit balance increased $4,371,000 to $6,543,000 as of March 31, 2018, compared to $2,172,000 as of June 30, 2017. The increase was driven primarily by the use of approximately $2,350,000 for the acquisition of Bird & Cronin on October 2, 2017 and an increase in our cash balance by approximately $1,243,000 with the remaining increase being used to fund working capital requirements.

Debt

Long-term debt, excluding current installments, decreased $116,000 to $345,000 as of March 31, 2018, compared to $462,000 as of June 30, 2017. Our long-term debt is primarily comprised of the mortgage loan on our office and manufacturing facility in Tennessee and also includes loans related to equipment and a vehicle. The principal balance on the mortgage loan was approximately $412,000 of which $275,000 is classified as long-term debt, with monthly principal and interest payments of $13,278 through January 2021.

In conjunction with the sale and leaseback of our corporate headquarters in August 2014, we entered into a 15-year building lease that we treated as a capital lease valued at $3,800,000. We are amortizing the capital lease asset on a straight line basis over 15 years at approximately $21,000 per month, or $63,000 per quarter. Accumulated amortization of the capital lease asset was approximately $924,000 at March 31, 2018. The building sale resulted in a profit of $2,300,000 that is treated as a deferred gain that is amortized as an offset to amortization expense over the life of the lease at $12,500 per month, or approximately $37,500 per quarter. The balance of the deferred gain at March 31, 2018 was approximately $1,718,000. Lease payments, currently approximately $29,000, are payable monthly and increase approximately 2% per year over the life of the lease. The balance of the capital lease liability was approximately $3,137,000 at March 31, 2018. Imputed interest for the quarter ended March 31, 2018, was approximately $44,000.

Deferred Income Tax Assets

A valuation allowance is required when there is significant uncertainty as to the realizability of deferred income tax assets. The ability to realize deferred income tax assets is dependent upon our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have determined that we do not meet the “more likely than not” threshold that deferred income tax assets will be realized. Accordingly, a valuation allowance is required. Any reversal of the valuation allowance in future periods will favorably impact our results of operations in the period of reversal. As of March 31, 2018 and June 30, 2017, we recorded a full valuation allowance against our net deferred income tax assets. This resulted in no reported income tax expense associated with the operating profit reported during the three and nine months ended March 31, 2018.

Inflation

Our revenues and net loss have not been unusually affected by inflation or price increases for raw materials and parts from vendors.

Stock Repurchase Plans

We have a stock repurchase plan available to us at the discretion of the Board of Directors. Approximately $449,000 remained of this authorization as of March 31, 2018. No purchases have been made under this plan since September 28, 2011.

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no off-balance sheet arrangements.

Critical Accounting Policies

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K for the year ended June 30, 2017. There have been no material changes to the critical accounting policies previously disclosed in that report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to information from that presented in our Form 10-K for the year ended June 30, 2017.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

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

Except as described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DYNATRONICS CORPORATION

Date: May15, 2018	By:	/s/ Kelvyn H. Cullimore, Jr.
Kelvyn H. Cullimore, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2018	By:	/s/ David A. Wirthlin
David A. Wirthlin
Chief Financial Officer(Principal Financial and Accounting Officer)