Form 10-K
period 2018-06-30
DYNATRONICS CORP
filed 2018-09-27
CIK 720875

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2018.

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

Registrant’s telephone number, including area code: (801) 568-7000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of December 31, 2017 (the last day of the registrant’s most recently completed second fiscal quarter), was approximately $12.4 million, based upon the closing sale price of the common stock as reported by the NASDAQ Capital Market on December 29, 2017, the last business day prior to such date.

As of September 14, 2018, there were 8,161,029 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to portions of the registrant’s definitive proxy statement with respect to its 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of thefiscal year ended June 30, 2018, pursuant to Regulation 14A.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including documents incorporated herein by reference, contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, but are not limited to: any projections of net sales, earnings, or other financial items; any statements of the strategies, plans and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements can be identified by their use of such words as “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” or “anticipate” and similar references to future periods.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, those that are discussed in "Part I, Item 1A. Risk Factors" and throughout "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in forward-looking statements within this report. The forward-looking statements included in this report speak only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1.  Business

Company Background and Recent Developments

Dynatronics Corporation designs, manufactures, markets, and distributes orthopedic soft goods, medical supplies, and physical therapy and rehabilitation equipment. Through our various distribution channels, we market and sell to orthopedists, physical therapists, chiropractors, athletic trainers, sports medicine practitioners, clinics, and hospitals.

We conduct our operations at our headquarters in Cottonwood Heights, Utah, a suburb of Salt Lake City, and in other facilities located in Chattanooga, Tennessee; Northvale, New Jersey; and Eagan, Minnesota. Organized in 1983, Dynatronics has grown by adding product offerings, developing best-in-class distribution to meet the needs of our target customers, and acquiring complementary medical businesses in related fields.

On October 2, 2017, we acquired substantially all of the assets of Bird & Cronin, Inc. (“Bird & Cronin”), a manufacturer and distributor of orthopedic soft goods and specialty patient care products. The Bird & Cronin acquisition has further expanded our sales reach into the orthopedic and patient care markets by leveraging their products and distribution network with our existing product and distribution strengths.

Unless the context otherwise requires, all references in this report to “registrant,” “we,” “us,” “our,” “Dynatronics,” or the “Company” refer to Dynatronics Corporation, a Utah corporation and our wholly owned subsidiaries. In this report, unless otherwise expressly indicated, references to “dollars” and “$” are to United States dollars.

Business Strategy

We aspire to be a global leader in providing physical therapy, rehabilitation, and athletic training equipment and supplies that enable clinicians to improve patients’ health more effectively and non-invasively, while creating value for our shareholders. Our strategy is to achieve these aims by delivering quality products, providing excellent customer service, expanding distribution channels, strengthening our brand, and pursuing accretive business combinations. We expect successful execution of these strategies will lead to (1) organic growth, (2) growth by acquisition into new markets and channels, and (3) enhanced shareholder value as we grow revenues and profits, expand our shareholder base, and increase our market capitalization.

Corporate Information

Dynatronics is a Utah corporation founded in 1983 as “Dynatronics Laser Corporation” to acquire our predecessor company, Dynatronics Research Company, which was also a Utah corporation, formed in 1979. Our principal offices are located at 7030 Park Centre Drive, Cottonwood Heights, Utah 84121, and our telephone number is (801) 568-7000. Our website address is www.dynatronics.com. Information on our website is not part of this report. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and documents we file with the Securities and Exchange Commission (or “SEC”) are available via a link to the SEC’s website www.sec.gov on our website under the “Investors” tab. We operate on a fiscal year ending June 30. For example, reference to fiscal year 2018 refers to the fiscal year ended June 30, 2018. All references to financial statements in this report refer to the consolidated financial statements of Dynatronics Corporation and its wholly-owned subsidiaries, Bird & Cronin, LLC, Hausmann Enterprises, LLC, and Dynatronics Distribution Company, LLC.

Additional Recent Developments

On June 26, 2018 (the “Transition Date”), our board of directors (“Board of Directors” or “Board”) appointed Christopher Richard von Jako, Ph.D. as our Chief Executive Officer and increased the size of the Board of Directors from six to seven members. Dr. von Jako was appointed to serve as a director to fill the newly created vacancy on the Board with a term expiring at the 2018 Annual Meeting of Shareholders. As an employee director, Dr. von Jako will not be compensated for service on the Board of Directors apart from his compensation as an employee.

Also as of the Transition Date, at the request of the Board, Kelvyn H. Cullimore, Jr. stepped down as the Company’s Chief Executive Officer, a position he had held for 25 years. Mr. Cullimore will continue to serve as a non-employee director and member of the Board of Directors and will stand for re-election as a director at the 2018 Annual Meeting of Shareholders.

Dr. von Jako served as President and CEO of NinePoint Medical, Inc. from November 2014 to June 2018. NinePoint Medical is a privately-held medical device company that designs, manufactures, and sells an Optical Coherence Tomography (OCT) imaging platform for clinical use in gastroenterology for the evaluation of human tissue microstructure. He successfully secured a significant strategic investment and long-term partnership with Merit Medical Systems, Inc. (NASDAQ: MMSI) in April 2018. From May 2013 to November 2014, he was the President and CEO of NeuroTherm, Inc., a medical device company that develops, manufactures, and markets state-of-the-art image-guided solutions for pain management until its acquisition by St. Jude Medical Corporation (now Abbott). Prior to joining NeuroTherm, from 2010 to 2013, he served as President of ActiViews, Inc., a privately-held medical device company which developed and marketed minimally invasive tools for Interventional Radiology. In his nearly 25 years in the medical device industry, he also has worked in senior management positions at Radionics, a division of Covidien plc (now Medtronic plc), which he later sold to Integra LifeSciences Holdings Corporation, and Medtronic plc. Dr. von Jako holds a Ph.D. in Biomedical Sciences from the University of Pécs Medical School (Pécs, Hungary), a M.S. degree in Radiological Sciences and Technology from the department of Nuclear Engineering at the Massachusetts Institute of Technology (Cambridge, MA), and a double B.S. degree in Physics and Mathematics from Bates College (Lewiston, ME).

There are no arrangements or understandings between Dr. von Jako and any other persons pursuant to which he was selected as an officer or director. He has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

We entered into an employment agreement with Dr. von Jako (the “Employment Agreement”) dated May 24, 2018, which became effective on the Transition Date, which provides for the following: (i) an annual base salary of $275,000; (ii) a target annual cash bonus up to a maximum of 30% of base salary (provided that quantitative and qualitative objectives established by the Compensation Committee of the Board have been met); (iii) a new hire grant of stock options to purchase 50,000 shares of common stock and a restricted stock award of 50,000 shares, each vesting in four annual installments of 25% commencing on the first anniversary date of the Transition Date; and (iv) annual grants of stock options and restricted stock awards having an aggregate fair market value on date of grant of between $150,000 and $200,000 at the discretion of the Compensation Committee, with such fair market values determined with reference to a Black-Scholes model as to the options and the trading prices of the Company’s common stock as of the grant date as to the restricted stock award. Fifty percent of the new hire stock option grant and restricted stock awards will vest in the event of a termination of Dr. von Jako’s employment by us without cause during the first 12 months of his employment. In the event of a termination of his employment upon a change in control, all previously issued equity grants held by Dr. von Jako at the time of termination will vest in full, notwithstanding the terms of any equity incentive plan or applicable award agreements. Acceleration of vesting in any event will be subject to the execution of a general release of known and unknown claims in a form satisfactory to us.

Dr. von Jako also has entered into our standard form of indemnification agreement for executives and directors and an Agreement Regarding Confidential Information, Ownership of Inventions, Non-Competition, Customer Non-Solicitation and Employee Non-Solicitation Covenants, and Acknowledgment of At-Will Employment, which are part of his Employment Agreement. Among other things, these agreements impose certain restrictions on Dr. von Jako, including compliance with post-employment covenants to (i) protect our confidential information; (ii) not accept employment with or provide services to a competitor for one year after termination; (iii) not solicit our employees or customers for two years after termination; and (iv) not disparage or otherwise impair the our reputation or goodwill.

In February 2018, we created a new Therapy Products Division (“TPD”) consisting of our legacy Utah and Tennessee operations, and hired Brian D. Baker as the President of TPD. With this new alignment, we are now organized in three divisions, Hausmann, Bird & Cronin, and TPD, with the Presidents of each division reporting directly to the CEO, who reports to the Chairman of the Board.

Our Products

We sell products that are manufactured both by us and by third parties. Approximately 70% of our net sales (excluding freight, repairs, and miscellaneous items) in fiscal year 2018 were of products that we manufactured.

We offer a broad line of products for physical therapy, orthopedic rehabilitation, and athletic training applications including orthopedic soft goods; therapeutic, athletic training, and orthopedic rehabilitation equipment and supplies; advanced-technology therapeutic medical devices; and therapeutic, medical, and custom athletic treatment tables. Our Bird & Cronin division also features the Physician's Choice® retail brand, and specializes in custom manufacturing of orthopedic soft goods for select partners.

Our products are used primarily by orthopedists, physical therapists, chiropractors, athletic trainers, sports medicine practitioners, and the retail consumer. The following table illustrates our various product categories.

Orthopedic Soft Goods and Medical Supplies
● Upper and Lower Extremity Braces and Slings
● Belts, Wraps, Straps
● Physician’s Choice®
● Pillows and Cushions
● Wedges, Bolsters, Mats
● Hot and Cold Packs
● Clinical Accessories
● Aids to Daily Living
● Exercise Balls and Bands
● Sports Med and Taping Products
● Lotions and Gels

Physical Therapy and Rehabilitation Equipment
● Therapeutic Modality Devices (Electrotherapy, Ultrasound, Phototherapy, and Thermal Therapy Modalities)
● Motorized and Stationary Treatment Tables and Mat Platforms
● Custom Athletic Training Equipment
● Strength and Cardio Training Equipment

Orthopedic Soft Goods and Medical Supplies

We design, manufacture and distribute a significant range of soft goods and medical supply products including ankle braces, wrist braces, hot packs, cold packs, lumbar rolls, cervical collars, slings, cervical pillows, bolsters, positioning wedges, back cushions, lotions and gels, paper products, athletic tape, splints, elastic wraps, exercise weights, exercise bands and tubing, electrodes, rehabilitation products and back, ankle and wrist braces. We are consistently recognized as Best in Class by our various distribution, OEM, and branded partners. We continually seek to update our line of manufactured and distributed soft goods and medical supplies.

Physical Therapy and Rehabilitation Equipment

We sell power and manually operated treatment tables, mat platforms, parallel bars and work tables. We also sell training stairs, weight racks, and other rehabilitation and athletic training room products. Most of these products are manufactured at our Tennessee and New Jersey facilities.

The New Jersey facility specializes in manufacturing high quality laminated med-surg and rehabilitation products. Laminate construction allows for better contamination control and ease of maintenance over other materials. Over 75% of Hausmann products are part of an unrivaled “Quick Ship” program promising shipment within one to 10 business days from date of order. Last year Hausmann shipped 98% of orders on time. One of the fastest growing segments of our business is the PROTEAM™ line of products for athletic training. The athletic training tables and taping stations are manufactured for and sold to professional and college teams in over 5,000 locations. At our Tennessee facility the focus is on solid wood products. Between the two facilities we cover the spectrum of products for a wide array of customers.

At our Utah facility we design, manufacture and distribute a broad line of devices that include electrotherapy, ultrasound, phototherapy, thermal therapy or a combination of these modalities in a single device. These modalities can be effective in treating pain, increasing local blood circulation, promoting relaxation of muscle spasms, preventing retardation of disuse atrophy, and accelerating muscle re-education.

In addition to our own products, we also distribute a significant range of products from other manufacturers including exercise equipment, treatment tables, treadmills, walkers, compression therapy devices, stair climbers, parallel bars, laser light therapy equipment, shortwave diathermy, and radial pulse equipment.

Sales Mix among Key Products

No single product accounted for more than 10% of total revenues in fiscal years 2018 and 2017. Sales of products manufactured by us represented approximately 70% and 49% of total product sales, excluding freight and other revenue, in fiscal years 2018 and 2017, respectively. The increase in percentage of products manufactured in fiscal year 2018 can be attributed to the acquisitions of Hausmann in the fourth quarter of fiscal year 2017 and Bird & Cronin in the second quarter of fiscal year 2018.

Patents and Trademarks

Patents. We own a United States patent on our thermoelectric technology that will remain in effect until February 2033. We also hold a United States patent on our combination traction/phototherapy technology that will remain in effect until December 2026, and a United States patent on our phototherapy technology that will remain in effect until August 2025.

Trademarks and Copyrights. We own trademarks used in our business, particularly marks relating to our corporate and product names. United States trademark registrations that are significant to our business, include Dynatron®, Dynatron Solaris®, Dynaheat®, Body Ice®, Powermatic®, Bird & Cronin®, Physician’s Choice®, and the Hausmann Logo.

Federal registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with a similar product in the same channels of trade by any third party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs. We may register additional trademarks in countries where our products are or may be sold in the future. Protection of registered trademarks in some jurisdictions may not be as extensive as the protection provided by registration under U.S. law. Trademark protection continues in some countries so long as the trademark is used, and in other countries, so long as the trademark is registered. Trademark registration is for fixed terms and can be renewed indefinitely. Our print materials are also protected under copyright laws, both in the United States and internationally.

We also claim ownership and protection of certain product names, unregistered trademarks, and service marks under common law. Common law trademark rights do not provide the same level of protection that is afforded by the registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used. We believe these trademarks, whether registered or claimed under common law, constitute valuable assets, adding to recognition of the Company and the effective marketing of our products.

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

Warranty Service

We provide a warranty on all products we manufacture for time periods generally ranging in length from 90 days to five years from the date of sale. We service warranty claims on these products primarily at the Utah, Tennessee, New Jersey and Minnesota facilities depending on the product and service required. We also have field service available in other parts of the United States and Canada. Our warranty policies are comparable to warranties generally available in the industry. Warranty claims were approximately $123,000 in fiscal year 2018, and $144,000 in 2017.

Distributed products carry warranties provided by the manufacturers of those products. We do not generally supplement these warranties or provide unreimbursed warranty services for distributed products. We also sell accessory items for our manufactured products that are supplied by other manufacturers. These accessory products carry warranties from their original manufacturers without supplement from us.

Customers and Markets

We sell our products to licensed practitioners such as orthopedists, physical therapists, chiropractors, and athletic trainers. Our customers also include professional sports teams and universities, sports medicine specialists, post-acute care facilities, hospitals, clinics, retail distributors and equipment manufacturer (OEM) partners. We utilize direct sales representatives and independent sales representatives to sell our products, together with a network of over 300 independent dealers throughout the United States and internationally. Most dealers purchase and take title to the products, which they then sell to end users.

We have entered into agreements with independent hospitals and clinics, regional and national chains of physical therapy clinics and hospitals, integrated delivery networks, group purchasing organizations (“GPOs”), and government agencies. We sell our products directly to these large groups, clinics, and hospitals pursuant to preferred pricing arrangements. No single customer or group of related accounts was responsible for 10% or more of net sales in fiscal years 2018 and 2017.

We export products to approximately 30 different countries. Sales outside North America totaled approximately $3,606,000 in fiscal year 2018 (or approximately 5.6% of net sales) and $814,000 in fiscal year 2017 (or approximately 2.3% of net sales). Our Utah facility is certified to the ISO 13485 quality standard for medical device manufacturing. We have no foreign manufacturing operations, but we purchase certain products and components from foreign manufacturers.

Competition

We believe our key products are distinguished competitively by our use of the latest technology. Many of our competitors merely distribute competing products, whereas we are expected to manufacture the majority of the products that we sell. Also, our distribution channels provide important competitive advantages due to many established relationships with clinics which directly affect the sale and distribution of our products.

We do not compete with any single competitor across all of our product lines and have numerous competitors of varying sizes, including personal care companies, branded consumer healthcare companies and private label manufacturers. Information necessary to determine or reasonably estimate our market share or that of any competitor in any of these markets of our highly fragmented industry is not readily available to us.

Orthopedic Soft Goods and Medical Supplies

We compete against various manufacturers and distributors of medical supplies and soft goods, some of which are larger, more established and have greater resources than Dynatronics. Excellent customer service, on-hand inventory of high quality products, along with providing online ordering capability and value to customers is of key importance for us to remain competitive in this market. Our competitors are primarily distributors such as Performance Health Holdings Corp. (“Performance Health”), Scrip, Inc., North Coast Medical, Inc. (“North Coast Medical”), and MeyerDC, and manufacturers such as Össur hf., DJO Global, Inc. (“DJO”), and Breg, Inc. All competitors of distributed products rely primarily on catalog, inside sales, or internet sales.

Physical Therapy and Rehabilitation Equipment

Our primary competition in the physical therapy and rehabilitation equipment market is from domestic manufacturers including Hill Laboratories Company, Performance Health, Bailey Manufacturing Company, Tri W-G, Inc., DJO, Armedica Manufacturing Corporation, and Clinton Industries, Inc. We believe we compete in this market based on our industry experience and product quality. In addition, certain components of our equipment are manufactured overseas, which we believe allows for pricing advantages over our competitors.

               We compete in the clinical market for therapeutic modality devices with both domestic and foreign companies. Several of our products are protected by patents or where patents have expired, the proprietary technology on which those patents were based. We believe that the integration of advanced technology in the design of our products has distinguished Dynatronics-branded products in this very competitive market. For example, we were the first company to integrate infrared phototherapy as part of a combination therapy device. The introduction of the ThermoStim probe was the first of its product type on the market. We believe these factors give us a competitive edge. Approximately 10-15 companies produce devices directly competitive with our products. Some of these competitors are larger and are well established, and have greater financial resources than Dynatronics. We believe that our primary domestic competitors in the therapeutic device manufacturing market include DJO, Compass Health Brands and its affiliate Richmar, ThermoTek, Inc., Travanti Pharma, Inc., North Coast Medical, and Mettler Electronics Corp.

Manufacturing and Quality Assurance

We manufacture our electrotherapy, ultrasound, phototherapy and traction therapy devices at our facility in Cottonwood Heights, Utah. We manufacture treatment tables, rehabilitation equipment, soft goods, and other medical products at our facilities in Chattanooga, Tennessee, Northvale, New Jersey and Eagan, Minnesota. Our manufactured products are made from custom components both fashioned internally from sourced raw materials, as well as purchased from third-party suppliers. All parts and components purchased from these suppliers meet established specifications. Trained staff performs all sub-assembly, final assembly and quality assurance testing by following established procedures. Our design and development process ensures that products meet the requirements of the medical device industry. The supply chain process manages quality suppliers of components and materials to ensure their availability for our manufacturing teams.

The development and manufacture of a portion of our products manufactured at our Utah facility is subject to rigorous and extensive regulation by the U.S. Food and Drug Administration, or FDA, and international regulatory agencies. In compliance with the FDA’s Current Good Manufacturing Practices, or CGMP, and standards established by the International Organization for Standardization, or ISO, we have developed a comprehensive Quality System that processes customer feedback and analyzes product performance trends. Conducting prompt reviews of timely information, allows us to respond to customer needs and ensure quality performance of the devices we produce.

Our Utah facility is certified to ISO 13485:2003 standards for medical products. ISO 13485 is an internationally recognized quality management system standard adopted by over 90 countries.

Products manufactured at our facility in Tennessee are subject to our internal quality system which is modeled on the quality system at our facility in Utah.

Products manufactured at our facilities in New Jersey and Minnesota follow a similar pattern of compliance to an internal quality system that meets the requirements of CGMP. This quality system controls the production of products meeting the expectations of our customers for quality products and services.

Research and Development

Total research and development (“R&D”) expenses in fiscal year 2018 were $1,194,000, compared to approximately $1,081,000 in fiscal year 2017. The increase in R&D expenses was driven by $325,000 in costs incurred on a project which was abandoned, partially offset by a reduction in other R&D expense of approximately $212,000. As a percentage of net sales, R&D expenses represented approximately 1.9% and 3.0% in fiscal years 2018 and 2017, respectively.

Regulatory Matters

The manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and other countries. In the United States, the FDA regulates some of our products pursuant to the Medical Device Amendment of the Food, Drug, and Cosmetic Act, or FDC Act, and regulations promulgated thereunder. Advertising and other forms of promotion (including claims) and methods of marketing of the products are subject to regulation by the FDA and by the Federal Trade Commission, or FTC, under the Federal Trade Commission Act.

As a medical device manufacturer, we are required to register with the FDA and once registered we are subject to inspection for compliance with the FDA’s Quality Systems regulations. These regulations require us to manufacture our products and maintain related documents in a prescribed manner with respect to manufacturing, testing, and control activities. Further, we are required to comply with various FDA requirements for reporting customer complaints involving our devices. The FDC Act and its medical device reporting regulations require us to provide information to the FDA if allegations are made that one of our products has caused or contributed to a death or serious injury, or if a malfunction of a product would likely cause or contribute to death or serious injury. The FDA also prohibits an approved device from being marketed for unapproved uses. All of our therapeutic treatment devices as currently designed are cleared for marketing under section 510(k) of the Medical Device Amendment to the FDC Act or are considered 510(k) exempt. If a device is subject to section 510(k) approval requirements, the FDA must receive pre-market notification from the manufacturer of its intent to market the device. The FDA must find that the device is substantially equivalent to a legally marketed predicate device before the agency will clear the new device for marketing.

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

In March 2010, the Patient Protection and Affordable Care Act, known as the Affordable Care Act, and the Health Care and Education Reconciliation Act of 2010 were signed into law. The Affordable Care Act provides for a 2.3% excise tax on U.S. sales of medical devices, including our products, effective as of 2013. The excise tax was suspended for a two-year period beginning January 1, 2016 and was further suspended through December 31, 2019. The passage of the Affordable Care Act imposed new reporting and disclosure requirements for device manufacturers with regard to payments or other transfers of value made to certain healthcare providers. Specifically, any transfer of value exceeding $10 in a single transfer or cumulative transfers over a one-year period exceeding $100 to any statutorily defined practitioner (primarily physicians, podiatrists, dentists and chiropractors, or a teaching hospital) must be reported to the federal government by March 31st of each year for the prior calendar year. The data is assembled and posted to a publicly accessible website by September 30th following the March 31st reporting date. If we fail to provide these reports, or if the reports we provide are not accurate, we could be subject to significant penalties. Several states have adopted similar reporting requirements. We believe we are in compliance with the Affordable Care Act and have systems in place to assure continued compliance.

The medical device excise tax included in the Affordable Care Act is an excise tax on the first sale of medical devices by a manufacturer, producer, or importer equal to 2.3% of the sales price. Taxable medical devices include any device as defined in Section 201(h) of the FDC Act intended for humans, with the exception of eyeglasses, contact lenses, hearing aids and any other device determined by the Secretary of Health and Human Services to be a type which is generally purchased by the general public at retail for individual use (“exempt devices”). On December 18, 2015, President Obama signed into law H.R. 2029, the “Consolidated Appropriations Act, 2016,” which included a two-year moratorium on themedical device excise tax, effective January 1, 2016. In January 2018, the tax was suspended for an additional two year period. The U.S. House of Representatives recently voted to repeal the tax on July 24, 2018. However, the U.S. Senate must also approve the repeal. Absent further legislative action, the tax will be automatically reinstated for medical device sales starting on January 1, 2020.

In March 2017, the FDA published guidance relating to Class II devices that would no longer be required to submit a pre-market notification (510(k)). This list was finalized in the Federal Register on July 11, 2017. Among the Class II devices exempted by this determination are some phototherapy devices such as those manufactured by us. That guidance indicates that such devices are considered safe and effective without adding the burden of a pre-market approval by the FDA. While this change diminishes the regulatory burden for such products, it also lowers the barriers to entry for competitive products. We view this change as generally positive for us and our ability to leverage existing technology competencies in this segment.

Failure to comply with applicable FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Any such action by the FDA could materially adversely affect our ability to successfully market our products. Our Utah, Tennessee and New Jersey facilities are inspected periodically by the FDA for compliance with the FDA’s CGMP and other requirements, including appropriate reporting regulations and various requirements for labeling and promotion. The FDA Current Quality Systems Regulations are similar to the ISO 13485 Quality Standard. The CGMP regulation requires, among other things, that (i) the manufacturing process be regulated and controlled by the use of written procedures, and (ii) the ability to produce devices that meet the manufacturer’s specifications be validated by extensive and detailed testing of every aspect of the process.

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

If the FTC has reason to believe the law is being violated (e.g., the manufacturer or distributor does not possess adequate substantiation for product claims), it can initiate an enforcement action. The FTC has a variety of administrative and judicial processes and remedies available to it for enforcement, including compulsory process authority, cease and desist orders, and injunctions. FTC enforcement could result in orders requiring, among other things, limits on advertising, consumer redress, and divestiture of assets, rescission of contracts, or such other relief as may be deemed necessary. Violation of such orders could result in substantial financial or other penalties. Any such action against us by the FTC could materially and adversely affect our ability to successfully market our products.

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

In addition to compliance with FDA rules and regulations, we are also required to comply with international regulatory laws including Health Canada, CE Mark, or other regulatory schemes used by other countries in which we choose to do business. Foreign governmental regulations have become increasingly stringent and more common, and we may become subject to more rigorous regulation by foreign governmental authorities in the future. Penalties for non-compliance with foreign governmental regulation could be severe, including revocation or suspension of a company’s business license and criminal sanctions. Any domestic or foreign governmental law or regulation imposed in the future may have a material adverse effect on us. We believe all of our present products are in compliance in all material respects with all applicable performance standards in countries where the products are sold. We also believe that our products comply with CGMP, record keeping and reporting requirements in the production and distribution of the products in the United States.

Foreign Government Regulation

Although it is not a current focus, we may expand our activities to market our products in European and other select international markets in the future. The regulatory requirements for our products vary from country to country. Some countries impose product standards, packaging requirements, labeling requirements and import restrictions on some of the products we manufacture and distribute. Each country has its own tariff regulations, duties and tax requirements. Failure to comply with applicable foreign regulatory requirements may subject us to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Environment

Environmental regulations and the cost of compliance with them are not material to our business. Numerous federal, state and local laws regulate the sale of products containing certain identified ingredients that may impact human health and the environment. For instance, California has enacted Proposition 65, which requires the disclosure of specified listed ingredient chemicals on the labels of products sold in that state and the use of warning labels when such ingredients may be found. Although we do not believe that any of the ingredients in our current manufactured products is reportable under Proposition 65, this and other similar legislation may become more comprehensive in the future and/or new products we may develop or distribute could become subject to these regulations.

Seasonality

Our business is affected by some seasonality, which could result in fluctuation in our operating results. Sales are typically higher in our first and fourth fiscal quarters (the spring and summer months of the calendar year), while sales in our second and third fiscal quarters are generally slower (in the fall and winter months). Therefore, our quarterly operating results are not necessarily indicative of operating results for the entire year, and historical operating results in a quarterly or annual period are not necessarily indicative of future operating results.

Employees

On June 30, 2018, we had 336 employees, of which 323 were full-time employees and 13 were part-time employees. Included in these figures are 56 union employees covered by a collective bargaining agreement scheduled to expire in February 2019. We believe our labor relations with both union and non-union employees are satisfactory. By comparison, we had 233 employees (219 full-time and 14 part-time) on June 30, 2017.

Item 1A. Risk Factors

In addition to the risks described elsewhere in this report and in certain of our other filings with the SEC, the following risks and uncertainties, among others, could cause our actual results to differ materially from those contemplated by us or by any forward-looking statement contained in this report. You should consider the following risk factors, in addition to the information presented elsewhere in this report, particularly under the heading "Cautionary Note Regarding Forward-Looking Statements," on page 1 of this report, and in the sections “Part I, Item 1. Business,” “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,” as well as in the filings we make from time to time with the SEC, in evaluating us, our business and an investment in our securities. The fact that some of these risk factors may be the same or similar to those that we have included in other reports that we have filed with the SEC in past periods means only that the risks are present in multiple periods. We believe that many of the risks that are described here are part of doing business in the industry in which we operate and will likely be present in all periods. The fact that certain risks are endemic to the industry does not lessen their significance.

Risks Related to Our Business and Industry

We have a recent history of losses, and we may not return to or sustain profitability in the future. We have incurred net losses for seven consecutive fiscal years. In recent years, we have made substantial investments in research and development, infrastructure, distribution channel expansion and acquisitions to support anticipated future revenue growth. We expect to continue to make significant investments in the development and expansion of our business, which may make it difficult for us to return to profitability. Our present business strategy is to improve cash flow by acquiring businesses that are cash flow positive and by adding to our existing product line and expanding our sales and marketing efforts, including the addition of in-house sales personnel and acquisitions. We cannot predict when we will again achieve profitable operations or that we will not require additional financing to fulfill our business objectives. We may not be able to increase revenue in future periods, and our revenue could decline or grow more slowly than we expect. We may incur significant losses in the future for many reasons, including due to the risks described in this report.

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

●
Requiring that a portion of our cash flows from operations be dedicated to the payment of any interest or amortization required with respect to outstanding indebtedness;

●
Increasing our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure; and

●
Limiting our ability to obtain additional financing for working capital, acquisitions, capital expenditures, general corporate and other purposes.

At the scheduled maturity of our credit facilities or in the event of an acceleration of a debt facility following an event of default, the entire outstanding principal amount of the indebtedness under such facility, together with all other amounts payable thereunder from time to time, will become due and payable. It is possible that we may not have sufficient funds to pay such obligations in full at maturity or upon such acceleration. If we default and are not able to pay any such obligations due, our lenders have liens on substantially all of our assets and could foreclose on our assets in order to satisfy our obligations. If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance our indebtedness and other financial transactions, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms, if at all. Our line of credit with a lender matures in September 2019, which will require that we renew the facility at that time. There is no assurance we will be successful in renewing the credit facility with our current lender or refinancing the facility with another lender. In addition, any refinancing of our indebtedness could be at significantly higher interest rates, and/or result in significant transaction fees.

If we fail to generate sufficient cash flow in the future, we may require additional financing. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to refinance some or all our existing debt, sell assets, borrow more money or raise capital through the sale of our equity securities. If these or other kinds of additional financing become necessary, we may be unable to arrange such financing on terms that would be acceptable to us or at all.

Our inability to successfully manage growth through acquisitions, and the integration of recently acquired businesses, products or technologies may present significant challenges and could harm our operating results. Over the past 18 months, we have made two significant acquisitions. Our business plan includes the acquisition of other businesses, products, and technologies. In the future we expect to acquire or invest in other businesses, products or technologies that we believe could complement or expand our existing product lines, expand our customer base and operations, enhance our technical capabilities or otherwise offer growth or cost-saving opportunities. As we grow through acquisitions, we face additional challenges of integrating the operations, culture, information management systems and other characteristics of the acquired entity with our own. Efforts to integrate future acquisitions may be hampered by delays, the loss of certain employees, changes in management, suppliers or customers, proceedings resulting from employment terminations, culture clashes, unbudgeted costs, and other issues, which may occur at levels that are more severe or prolonged than anticipated. If we identify an appropriate acquisition candidate, we may not be successful in negotiating favorable terms of the acquisition, financing the acquisition or effectively integrating the acquired business, product or technology into our existing business and operations. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices, or employee or customer issues.

We have incurred, and will likely continue to incur, significant expenses in connection with negotiating and consummating acquisitions, we may not achieve the synergies or other benefits we expected to achieve, and we may incur write-downs, impairment charges or unforeseen liabilities that could negatively affect our operating results or financial position or could otherwise harm our business. If we finance acquisitions by issuing convertible debt or equity securities, the ownership interest of our existing shareholders may be significantly diluted, which could adversely affect the market price of our stock. Further, contemplating, investigating, negotiating or completing an acquisition and integrating an acquired business, product or technology could divert management and employee time and resources from other matters that are important to our existing business.

If we fail to establish new sales and distribution relationships or maintain our existing relationships, or if our third party distributors and dealers fail to commit sufficient time and effort or are otherwise ineffective in selling our products, our results of operations and future growth could be adversely impacted. The sale and distribution of certain of our products depend, in part, on our relationships with a network of third-party distributors and dealers. These third-party distributors and dealers maintain the customer relationships with the hospitals, clinics, orthopedists, physical therapists and other healthcare professionals that purchase, use and recommend the use of our products. Although our internal sales staff trains and manages these third-party distributors and dealers, we do not control or directly monitor the efforts that they make to sell our products. In addition, some of the dealers that we use to sell our products also sell products that directly compete with our core product offerings. These dealers may not dedicate the necessary effort to market and sell our products or they may source products we distribute directly from the manufacturer. If we fail to attract and maintain relationships with third-party distributors and dealers or fail to adequately train and monitor the efforts of the third-party distributors and dealers that market and sell our products, or if our existing third-party distributors and dealers choose not to carry our products, our results of operations and future growth could be adversely affected.

If we do not successfully develop and market new products or continue to enhance or find new applications for our existing products, we may not achieve our planned growth. Our future success and our ability to increase net sales and earnings depend, in part, on our ability to acquire or develop, manufacture, and distribute new products, enhance our existing products, and find new applications for our existing products. However, we may not be able to:

●
successfully develop or acquire new products or enhance existing products;
●
find new applications for existing products;
●
manufacture, market and distribute new products or enhance existing products in a cost-effective manner;
●
establish relationships with marketing or distribution partners for these products; or
●
obtain required regulatory clearances and approvals for these products.

In addition, if any of our new or enhanced products contain undetected errors or design defects, especially when first introduced, or if new applications that we develop for existing products do not work as planned, our ability to market these products could be substantially delayed or otherwise materially adversely affected, resulting in lost net sales, potential damage to our reputation or refusal by hands-on healthcare practitioners to accept these products.

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

Healthcare reform in the United States has had and is expected to continue to have a significant effect on our business and on our ability to expand and grow our business. The Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, significantly expanded health insurance coverage to uninsured Americans and changed the way health care is financed by both governmental and private payers. These provisions may be modified, repealed, or otherwise invalidated, in whole or in part. Future rulemaking could affect rebates, prices or the rate of price increases for health care products and services, or required reporting and disclosure. We cannot predict the timing or impact of any future rulemaking or changes in the law. For example, in December 2015, Congress passed legislation known as the PATH Act. This legislation suspended the medical device tax imposed by The Affordable Care Act for calendar years 2016 and 2017. In January 2018, the tax was suspended for an additional two year period. Although the excise tax has been suspended by Congress until the end of calendar 2019, its status is unclear for 2020 and subsequent years. During each of the fiscal years ended June 30, 2015 and 2016, prior to suspension of the excise tax, we incurred approximately $200,000 in additional taxes, related to this tax, which reduced our gross profit. Without specific action by Congress to extend the suspension, the medical device tax is scheduled to be reinstated in January 2020. We cannot predict whether the suspension will be continued beyond January 1, 2020. If the excise tax is not repealed or further suspended, it will likely adversely impact our future results of operations.

Our products are regulated by numerous government agencies, both inside and outside the United States. The impact of this on us is direct, to the extent we are subject to these laws and regulations, and indirect in that in a number of situations, even though we may not be directly regulated by specific healthcare laws and regulations, our products must be capable of being used by our customers in a manner that complies with those laws and regulations. The manufacture, distribution, marketing, and use of some of our products are subject to extensive regulation and increased scrutiny by the FDA and other regulatory authorities globally. Any new Class II product must undergo lengthy and rigorous testing and other extensive, costly and time-consuming procedures mandated by FDA and foreign regulatory authorities. Changes to current Class II products may be subject to vigorous review, including additional 510(k) and other regulatory submissions, and approvals are not certain. Our facilities must be approved and licensed prior to production and remain subject to inspection from time to time thereafter. Failure to comply with the requirements of FDA or other regulatory authorities, including a failed inspection or a failure in our adverse event reporting system, could result in adverse inspection reports, warning letters, product recalls or seizures, monetary sanctions, injunctions to halt the manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant approvals or licenses, restrictions on operations or withdrawal of existing approvals and licenses. Any of these actions could cause a loss of customer confidence in us and our products, which could adversely affect our sales. The requirements of regulatory authorities, including interpretative guidance, are subject to change and compliance with additional or changing requirements or interpretative guidance may subject the Company or our products to further review, result in product launch delays or otherwise increase our costs.

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

The sale, marketing, and pricing of our products, and relationships with healthcare providers are under increased scrutiny by federal, state, and foreign government agencies. Compliance with anti-kickback statutes, false claims laws, the FDC Act (including as these laws relate to off-label promotion of products), and other healthcare related laws, as well as competition, data and patient privacy, and export and import laws, is under increased focus by the agencies charged with overseeing such activities, including FDA, the Office of Inspector General (OIG), Department of Justice (DOJ) and the FTC. The DOJ and the SEC have increased their focus on the enforcement of the U.S. Foreign Corrupt Practices Act (“FCPA”) described below under “Our commercial activities internationally are subject to special risks associated with doing business in environments that present a heightened corruption and trade sanctions risk.” The laws and standards governing the promotion, sale, and reimbursement related to our products and laws and regulations governing our relationships with healthcare providers and governments can be complicated, are subject to frequent change and may be violated unknowingly. Violations or allegations of violations of these laws may result in large civil and criminal penalties, debarment from participating in government programs, diversion of management time, attention and resources and may otherwise have an adverse effect on our business, financial condition and results of operations. In the event of a violation, or the allegation of a violation of these laws, we may incur substantial costs associated with compliance or to alter one or more of our sales and marketing practices and we may be subject to enforcement actions which could adversely affect our business, financial condition and results of operations.

Our commercial activities internationally are subject to special risks associated with doing business in environments and jurisdictions that present a heightened corruption and trade sanctions risk. We operate our business and market and sell products internationally, including in countries in Asia, Latin America, and the Middle East, which may be considered business environments that pose a relatively higher risk of corruption than the United States, and therefore present greater political, economic and operational risk to us, including an increased risk of trade sanction violations. In addition, there are numerous risks inherent in conducting our business internationally, including, but not limited to, potential instability in international markets, changes in regulatory requirements applicable to international operations, currency fluctuations in foreign countries, political, economic and social conditions in foreign countries and complex U.S. and foreign laws and treaties, including tax laws, the FCPA, and the Bribery Act of 2010 (“U.K. Anti-Bribery Act”). The FCPA prohibits U.S.-based companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. The FCPA also imposes recordkeeping and internal controls requirements on public companies in the U.S. The U.K. Anti-Bribery Act prohibits both domestic and international bribery as well as bribery across both public and private sectors. In recent years, the number of investigations and other enforcement activities under these laws has increased. As we expand our business to include pursuit of opportunities in certain parts of the world that experience government corruption, in certain circumstances compliance with anti-bribery laws may conflict with local customs and practices. Our policies mandate compliance with all applicable anti-bribery laws. Further, we require our partners, subcontractors, agents and others who work for us or on our behalf to comply with these and other anti-bribery laws. If we fail to enforce our policies and procedures properly or maintain adequate record-keeping and internal accounting practices to accurately record our transactions, we may be subject to regulatory sanctions. In the event that we believe or have reason to believe that our employees have or may have violated applicable anti-corruption laws, including the FCPA, trade sanctions or other laws or regulations, we are required to investigate or have outside counsel investigate the relevant facts and circumstances, and if violations are found or suspected, could face civil and criminal penalties, and significant costs for investigations, litigation, settlements and judgments, which in turn could have a material adverse effect on our business.

If significant tariffs or other restrictions are placed on imports or any related counter-measures are taken by foreign countries, our revenue and results of operations may be materially harmed. Potential changes in international trade relations between the United States and other countries, could have a material adverse effect on our business. There is currently significant uncertainty about the future relationship between the United States and various other countries, with respect to trade policies, treaties, government regulations and tariffs. The Trump Administration has signaled that it may alter trade agreements and terms between the United States and other countries, including limiting trade and/or imposing a tariff on imports. Recently, the United States has increased tariffs on certain goods imported into the United States from China, Mexico, Canada and other countries, following which the governments of these countries have increased tariffs on certain goods imported into them from the United States, in response to which the United States announced plans to impose additional tariffs. In addition, the Administration has called for substantial changes to the North American Free Trade Agreement (“NAFTA”), which might adversely affect our markets in Mexico and Canada. While it is currently unclear how the U.S. Administration or foreign governments will act with respect to tariffs, international trade agreements and policies, a trade war or further governmental action related to tariffs or international trade policies has the potential to adversely impact our business, financial condition and results of operations. The materials subject to tariffs announced to date do not impact our raw material costs. Based on the current structure of our international business, we do not expect these changes in foreign trade policy to have a material impact on our business or financial statements. However, if further tariffs are imposed on a broader range of imports, or if retaliatory trade measures are taken by other countries in response to additional tariffs, we may be required to raise our prices, which may result in the loss of customers and harm our operating performance.

The United Kingdom’s vote to exit from the European Union could adversely impact us. On June 23, 2016, in a referendum vote commonly referred to as “Brexit,” a majority of British voters voted to exit the European Union. In March 2017, the British government delivered formal notice of the U.K.’s intention to leave the European Union. The British government is currently in negotiations with the European Union to determine the terms of the U.K.’s exit. A withdrawal could potentially disrupt the free movement of goods, services and people between the U.K. and the European Union, undermine bilateral cooperation in key geographic areas and significantly disrupt trade between the U.K. and the European Union or other nations as the U.K. pursues independent trade relations. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which European Union laws to replace or replicate. The effects of Brexit will depend on any agreements the U.K. makes to retain access to European Union or other markets either during a transitional period or more permanently. It is unclear what long-term economic, financial, trade and legal implications the withdrawal of the U.K. from the European Union would have and how such withdrawal would affect our business globally and in the region. In addition, Brexit may lead other European Union member countries to consider referendums regarding their European Union membership. Any of these events, along with any political, economic and regulatory changes that may occur, could cause political and economic uncertainty in Europe and internationally and harm our business in Europe.

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

We store, process, and use data, some of which contain personal information and are subject to complex and evolving laws and regulations regarding privacy, data protection and other matters, which are subject to change. Some of the data we store, process, and use, contains personal information, subjecting us to a variety of laws and regulations in the United States and other countries with respect to privacy, rights of publicity, data protection, content, protection of minors, and consumer protection. These laws can be particularly restrictive. Both in the United States and abroad, these laws and regulations are evolving and remain subject to change. Several proposals are pending before federal, state and foreign legislative and regulatory bodies that could significantly affect our business. A number of states have enacted laws or are considering the enactment of laws governing the release of credit card or other personal information received from consumers:

●
California recently enacted legislation, the California Consumer Privacy Act (“CCPA”) that, among other things, will require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020.

●
The EU General Data Protection Regulation (“GDPR”), which came into effect on May 25, 2018, establishes new requirements applicable to the processing of personal data (i.e., data which identifies an individual or from which an individual is identifiable), affords new data protection rights to individuals, and imposes penalties for serious data breaches. Individuals also have a right to compensation under GDPR for financial or non-financial losses. GDPR has imposed additional responsibility and liability in relation to our processing of personal data in the EU. GDPR has also required us to change our various policies and procedures in the EU and, if we are not compliant, could materially adversely affect our business, results of operations and financial condition.

●
Canada’s Personal Information and Protection of Electronic Documents Act provides Canadian residents with privacy protections in regard to transactions with businesses and organizations in the private sector and sets out ground rules for how private sector organizations may collect, use, and disclose personal information in the course of commercial activities.

●
In November 2016, the Standing Committee of China’s National People’s Congress passed its Cybersecurity Law (“CSL”), which took effect in June 2017. The CSL is the first Chinese law that systematically lays out regulatory requirements on cybersecurity and data protection, subjecting many previously under-regulated or unregulated activities in cyberspace to government scrutiny.

The costs of compliance with, and other burdens imposed by, the GDPR, CSL and these other laws may limit the use and adoption of our products and services and could have an adverse impact on our business, operating results and financial condition. Foreign governments also may attempt to apply such laws extraterritorially or through treaties or other arrangements with U.S. governmental entities. In addition, the application and interpretation of these laws and regulations are often uncertain and could result in investigations, claims, changes to our business practices, increased cost of operations and declines in sales, any of which could materially adversely affect our business, results of operations and financial condition. We cannot assure you that the privacy policies and other statements regarding our practices will be found sufficient to protect us from liability or adverse publicity relating to the privacy and security of personal information. Whether and how existing local and international privacy and consumer protection laws in various jurisdictions apply to the internet and other online technologies is still uncertain and may take years to resolve. Privacy laws and regulations, if drafted or interpreted broadly, could be deemed to apply to the technology we use and could restrict our information collection methods or decrease the amount and utility of the information that we would be permitted to collect. A determination by a court or government agency of a failure, or perceived failure, by us, the third parties with whom we work or our products and services to protect employee, applicant, vendor, website visitor or customer personal data (including as a result of a breach by or of a third-party provider) or to comply with any privacy-related laws, government regulations or directives or industry self-regulatory principles or our posted privacy policies could result in damage to our reputation, legal proceedings or actions against us by governmental entities or otherwise, which could have an adverse effect on our business. In addition, concerns about our practices with regard to the collection, use, disclosure, or security of personally identifiable information or other privacy-related matters, even if unfounded and even if we are in compliance with applicable laws, could damage our reputation and harm our business. We have and post on our website our own privacy policy and cookie statement concerning the collection, use and disclosure of user personal data.

Failures in, material damage to, or interruptions in our information technology systems, software or websites, including as a result of cyber-attacks, and difficulties in updating our existing software or developing or implementing new software could have a material adverse effect on our business or results of operations. We depend increasingly on our information technology systems in the conduct of our business. For example, we own, license or otherwise contract for sophisticated technology and systems to do business online with customers, including for order entry and fulfillment, processing and payment, product shipping and product returns. We also maintain internal and external communications, product inventory, supply, production and enterprise management, and personnel information on information systems. Our information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches and natural and manmade disasters. In particular, from time to time we and third parties who provide services for us experience cyber-attacks, attempted breaches of our or their information technology systems and networks or similar events, which could result in a loss of sensitive business or customer information, systems interruption or the disruption of our operations. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and may be difficult to detect for long periods of time, and accordingly we may be unable to anticipate and prevent all data security incidents. Like many businesses, our systems come under frequent attack from third parties. We are required to expend capital and other resources to protect against such cyber-attacks and potential security breaches or to alleviate problems caused by such potential breaches or attacks. Despite the constant monitoring of our technology systems and hiring of specialized third parties to identify and address any vulnerabilities through implementation of multi-tiered network security measures, it is possible that computer programmers and hackers, or even internal users, may be able to penetrate, create systems disruptions or cause shutdowns of our network security or that of third-party companies with which we have contracted. As a result, we could experience significant disruptions of our operations and incur significant expenses addressing problems created by these breaches. Such unauthorized access could disrupt our business and could result in a loss of revenue or assets and any compromise of customer information could subject us to customer or government litigation and harm our reputation, which could adversely affect our business and growth. Although we maintain cyber liability insurance that provides liability and insurance coverages, subject to limitations and conditions of the policies, our insurance may not be sufficient to protect against all losses or costs related to any future breaches of our systems.

Market access could be a limiting factor in our growth. The emergence of Group Purchasing Organizations (GPO’s) that control a significant amount of product flow to hospitals and other acute care customers may limit our ability to grow in the acute care space. GPO’s issue contracts to manufacturers approximately every three years through a bidding process. Despite repeated efforts, we have been relatively unsuccessful in landing any significant GPO contracts. The process for being placed on contract with a GPO is rigorous and non-transparent. Performance Health, a large competitor, controls the majority of GPO contracts in our market space holding in many instances a sole source contract.

A percentage of our workforce is subject to a collective bargaining agreement. Approximately 17% of our workforce is subject to a collective bargaining agreement, which is subject to negotiation and renewal every three years. The current agreement is scheduled to expire in February 2019. Our inability to negotiate the renewal of this collective bargaining agreement, or any prolonged work stoppages could have a material adverse effect on our business, results of operations, financial condition and cash flows. We cannot ensure that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor, or that a breakdown in such negotiations will not result in the disruption of our operations. In addition, employees who are not currently represented by labor unions may seek representation in the future. Although we have generally enjoyed good relations with both our union and non-union employees, if we are subject to labor actions, we may experience an adverse impact on our operating results.

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

Certain of the products we sell are subject to market and technological obsolescence. We offer approximately 20,000 to 25,000 variations of products. If our customers discontinue purchasing a given product, we might have to record expense related to the diminution in value of inventories we have in stock, and depending on the magnitude, that expense could adversely impact our operating results. In addition to the products of others that we distribute, we design and manufacture our own medical devices and products. We may be unable to effectively develop and market products against the products of our competitors in a highly competitive industry. Our present or future products could be rendered obsolete or uneconomical by technological advances by our competitors. Competitive factors include price, customer service, technology, innovation, quality, reputation and reliability. Our competition may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, have greater financial, marketing and other resources than us or be more successful in attracting potential customers, employees and strategic partners. Given these factors, we cannot guarantee that we will be able to continue our level of success in the industry.

We are dependent on a limited number of third-party suppliers for components and raw materials and the loss of any of these suppliers, or their inability to provide us with an adequate supply of materials that meet our quality and other requirements, could harm our business. We rely on third-party suppliers to provide components for our products, manufacture products that we do not manufacture ourselves and perform services that we do not provide ourselves, including package-delivery services. Because these suppliers are independent third parties with their own financial objectives, actions taken by them could have a materially negative effect on our results of operations. The risks of relying on suppliers include our inability to enter into contracts with such suppliers on reasonable terms, breach, or termination by suppliers of their contractual obligations, inconsistent or inadequate quality control, relocation of supplier facilities, and disruption to suppliers’ business, including work stoppages, suppliers’ failure to comply with complex and changing regulations, and third party financial failure. Any problems with our suppliers and associated disruptions to our supply chain could materially negatively impact our ability to supply the market, substantially decrease sales, lead to higher costs, or damage our reputation with our customers, and any longer-term disruptions could potentially result in the permanent loss of our customers, which could reduce our recurring revenues and long-term profitability. Disruption to our supply chain could occur as a result of any number of events, including, but not limited to, increases in wages that drive up prices; the imposition of regulations, trade protection measures, tariffs, duties, import/export restrictions, quotas or embargoes on key components; labor stoppages; transportation failures affecting the supply and shipment of materials and finished goods; the unavailability of raw materials; severe weather conditions; natural disasters; civil unrest, geopolitical developments, war or terrorism; computer viruses, physical or electronic breaches, or other information system disruptions or security breaches; and disruptions in utility and other services.

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

Tax reform legislation in the U.S. could adversely affect our business and financial condition. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes under the Tax Act include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain research and development expenses). The overall impact of the new federal tax law is uncertain, and our business and financial condition could be adversely affected. For example, because of the tax rate decrease, our deferred tax assets and our corresponding valuation allowance against these deferred tax assets have been reduced and may continue to be adversely impacted. In addition, it is uncertain if and to what extent various states will conform to Tax Act and what effect that legal challenges will have on the Tax Act, including litigation in the U.S. and international challenges brought at organizations such as the World Trade Organization. The impact of the Tax Act on holders of our equity and derivative securities is also uncertain and could be adverse.

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

If we fail to establish new sales and distribution relationships or maintain our existing relationships, or if our third party distributors and dealers fail to commit sufficient time and effort or are otherwise ineffective in selling our products, our results of operations and future growth could be adversely impacted. The sale and distribution of certain of our products depend, in part, on our relationships with a network of third party distributors and dealers. These third party distributors and dealers maintain the customer relationships with the hospitals, clinics, orthopedists, physical therapists and other healthcare professionals that purchase, use and recommend the use of our products. Although our internal sales staff trains and manages these third party distributors and dealers, we do not directly monitor the efforts that they make to sell our products. In addition, some of the dealers that we use to sell our products also sell products that directly compete with our core product offerings. These dealers may not dedicate the necessary effort to market and sell our products or they may source products we distribute directly from the manufacturer. If we fail to attract and maintain relationships with third party distributors and dealers or fail to adequately train and monitor the efforts of the third party distributors and dealers that market and sell our products, or if our existing third party distributors and dealers choose not to carry our products, our results of operations and future growth could be adversely affected.

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

Our stock price has been volatile and we expect that it will continue to be volatile. For example during the year ended June 30, 2018, the selling price of our common stock ranged from a high of $3.55 to a low of $2.10. The volatility of our stock price can be due to many factors, including:

●
quarterly variations in our operating results;
●
changes in the market’s expectations about our operating results;
●
failure of our operating results to meet the expectation of securities analysts or investors in a particular period;
●
changes in financial estimates and recommendations by securities analysts concerning us or the healthcare industry in general;
●
strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;
●
operating and stock price performance of other companies that investors deem comparable to us;
●
news reports relating to trends in our markets;
●
changes in laws and regulations affecting our business;
●
material announcements by us or our competitors;
●
material announcements by the manufacturers and suppliers we use;
●
sales of substantial amounts of our common stock by our directors, executive officers or significant shareholders or the perception that such sales could occur; and
●
general economic and political conditions such as trade wars and tariffs, recession, and acts of war or terrorism.

Investors in our securities may experience substantial dilution upon the conversion of preferred stock to common, exercise of stock options and warrants, future issuances of stock, grants of restricted stock and the issuance of stock in connection with acquisitions of other companies. Our articles of incorporation authorize the issuance of up to 100,000,000 shares of common stock and 50,000,000 shares of preferred stock. Our Board of Directors has the authority to issue additional shares of common and preferred stock up to the authorized capital stated in the articles of incorporation. The Board may choose to issue some or all of such shares of common or preferred stock to acquire one or more businesses or to provide additional financing in the future. As of September 6, 2018, we had outstanding a total of 2,000,000 shares of Series A 8% Convertible Preferred Stock (the “Series A Preferred”), 1,459,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred”), and 1,440,000 shares of Series C Non-Voting Convertible Preferred Stock (the “Series C Preferred”), as well as warrants for the purchase of approximately 6,738,500 shares of common stock. The Series A Preferred, Series B Preferred and Series C Preferred shares are convertible into a total of 4,899,000 shares of common stock. The conversion of these outstanding shares of preferred stock and the exercise of the warrants will result in substantial dilution to our common shareholders. In addition, from time to time, we have issued and we expect we will continue to issue stock options or restricted stock grants or similar awards to employees, officers, and directors pursuant to our equity incentive award plans. Investors in our equity securities may expect to experience dilution as these awards vest and are exercised by their holders and as the restrictions lapse on the restricted stock grants. We also may issue stock or stock purchase warrants for the purpose of raising capital to fund our growth initiatives, in connection with acquisitions of other companies, or in connection with the settlement of obligations or indebtedness, which would result in further dilution of existing shareholders. The issuance of any such shares of common or preferred stock may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares of common stock or securities convertible into or exercisable for the purchase of common stock, such issuance also will cause a reduction in the proportionate ownership and voting power of all other shareholders and may result in a change in control of the Company.

The stock markets (including the NASDAQ Capital Market, on which we list our common stock) have experienced significant price and volume fluctuations. As a result, the market price of our common stock could be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our financial condition, operating performance or prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy.

We are able to issue shares of preferred stock with greater rights and preferences than our common stock. Our Board of Directors is authorized to issue one or more series of preferred stock from time to time without any action on the part of our shareholders. The Board also has the power, without shareholder approval, to set the terms of any such series of preferred stock that may be issued, including voting rights, dividend rights and preferences over our common stock with respect to dividends and other terms. If we issue additional preferred stock in the future that has a preference over our common stock with respect to the payment of dividends or other terms, or if we issue additional preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock or the market price of our common stock would be adversely affected.

The holders of the Series A Preferred and Series B Preferred are entitled to receive dividends on the Series A Preferred and Series B Preferred they hold and depending on whether these dividends are paid in cash or stock, the payment of such dividends will either decrease cash that is available to us to invest in our business or dilute the holdings of other shareholders. Our agreements with the holders of the Series A Preferred Stock and Series B Preferred provide that they will receive quarterly dividends at 8%, subject to adjustment as provided in the applicable declarations of the rights and preferences of these series of preferred stock. We may under certain circumstances elect to pay these dividends in stock. Payment of the dividends in cash decreases cash available to us for use in our business and the use of shares of common stock to pay these dividends results in dilution of our existing shareholders.

The concentration or potential concentration of equity ownership by Prettybrook Partners, LLC and its affiliates may limit your ability to influence corporate matters. As of June 30, 2018, Prettybrook Partners, LLC and its managing directors and affiliates (collectively “Pretty Brook”), owned approximately 966,000 shares of common stock, 1,061,000 shares of Series A Preferred, and 300,000 shares of Series B Preferred. These securities represent approximately 19% of the voting power of our issued and outstanding equity securities. Under the terms of the Series A Preferred, by agreement with us and the remaining holders of the Series A Preferred, Prettybrook has the right to appoint up to three members of our seven-member Board of Directors (the Preferred Directors) and has appointed a non-voting observer to the Board. Moreover, the exercise of warrants issued to Prettybrook in the Series A Preferred financing and the Series B Preferred financing transactions in which Prettybrook was an investor could further enable Prettybrook to exert significant control over the operations of the Company and influence over all corporate activities, including the election or removal of directors and the outcome of tender offers, mergers, proxy contests or other purchases of common stock that could give our shareholders the opportunity to realize a premium over the then-prevailing market price for their shares of common stock. This concentrated control will limit your ability to influence corporate matters and, as a result, we may take actions that our shareholders do not view as beneficial. In addition, such concentrated control could discourage others from initiating changes of control. In such cases, the perception of our prospects in the market and the market price of our common stock may be adversely affected.

Sales of a large number of our securities, or the perception that such sales might occur, could depress the market price of our common stock. A substantial number of shares of our equity securities are eligible for immediate resale in the public market. Any sales of substantial amounts of our securities in the public market, or the perception that such sales might occur, could depress the market price of our common stock.

Our ability to issue preferred stock could delay or prevent takeover attempts. As of September 6, 2018, we had 4,899,000 shares of convertible preferred stock outstanding and our Board of Directors has the authority to cause us to issue, without any further vote or action by the shareholders, up to approximately 45,101,000 additional shares of preferred stock, no par value per share, in one or more series, and to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series of preferred stock. In the event of issuance, the preferred stock could be used as a method of discouraging, delaying, deferring or preventing a change in control without further action by the shareholders, even where shareholders might be offered a premium for their shares. Although we have no present intention to issue any shares of our preferred stock, we may do so in the future under appropriate circumstances.

Item 2. Properties

Our corporate headquarters and principal executive offices are located at 7030 Park Centre Drive, Cottonwood Heights, Utah. Cottonwood Heights is a suburb of Salt Lake City, Utah. The headquarters consist of a single facility housing administrative offices, manufacturing and warehousing space, totaling approximately 36,000 square feet. We sold the building in August 2014, and now lease it back from the purchaser. The monthly lease payment is approximately $27,000 and the lease terminates in 2029. We account for the agreement as a capital lease which results in depreciation and implied interest expense each period offset by an amortized gain on the sale of the property. Overall the net monthly occupancy cost of this lease is $29,000.

We own a 53,200 square-foot manufacturing facility and undeveloped acreage available for future expansion in Chattanooga, Tennessee, subject to a mortgage requiring monthly payments to a bank of approximately $13,000 and maturing in 2021. The interest rate on this obligation is 6.4% per annum.

We lease a 60,000 square-foot manufacturing and office facility in Northvale, New Jersey to house our Hausmann operations. The initial two-year term of this lease commenced in April 2017, with annual lease payments of $360,000 for the first year and 2% increases in each subsequent year. The lease provides for two options to extend the term of the lease for two years per extension term, subject to annual 2% per year increases in base rent, and a third extension option at the end of the second option term for an additional five years at fair market value. We lease this facility from Hausmann Industries Inc., from which we acquired the Hausmann assets and operations in 2017. Hausmann Industries, Inc. is controlled by David Hausmann, who is now the President of our Hausmann Division.

We lease a 85,000 square-foot manufacturing and office facility in Eagan, Minnesota to house our Bird & Cronin operations. This lease has an initial three-year term that commenced in October 2017, with annual lease payments of $600,000 per year. We may extend the lease under two, two-year optional extensions. The landlord is Bird & Cronin, Inc., from which we acquired the Bird & Cronin assets and operations in 2017. Stockholders of Bird & Cronin, Inc. include employees of the Company, including the co-Presidents of our Bird & Cronin Division, Mike Cronin and Jason Anderson.

We believe the facilities described above are adequate for our current needs and that they will accommodate our presently expected growth and operating needs. As our business continues to grow, additional facilities or the expansion of existing facilities may be required. The leases in New Jersey and Minnesota that are now with entities owned by related parties were negotiated at arms’ length as part of the applicable acquisition transactions. We believe that the terms of those agreements are commercially reasonable for the markets in which those facilities are located.

               We also own equipment used in the manufacture and assembly of our products. The nature of this equipment is not specialized and replacements may be readily obtained from any of a number of suppliers. In addition, we own computer equipment and engineering and design equipment used in research and development programs.

Item 3. Legal Proceedings

There are no pending legal proceedings of a material nature to which we are a party or to which any of our property is the subject.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of September 14, 2018, we had approximately 8,161,029 shares of common stock issued and outstanding. Our common stock is included on the NASDAQ Capital Market (symbol: DYNT). The following table shows the range of high and low sales prices for our common stock as quoted on the NASDAQ system for the quarterly periods indicated.

Fiscal Year Ended June 30,	2018		2017
	High	Low	High	Low
1st Quarter (July-September)	$3.15	$2.10	$2.99	$2.33
2nd Quarter (October-December)	$3.05	$2.15	$2.90	$2.29
3rd Quarter (January-March)	$3.55	$2.40	$3.35	$2.30
4th Quarter (April-June)	$3.25	$2.80	$3.75	$2.70

Shareholders

As of September 18, 2018, we had approximately 400 shareholders of record, not including shareholders whose shares are held in “nominee” or “street” name by a bank, broker or other holder of record.

Dividends

We have never paid cash dividends on our common stock. Our anticipated capital requirements are such that we intend to follow a policy of retaining earnings, if any, in order to finance the development of the business.

As of June 30, 2018, we had outstanding 2,000,000 shares of Series A Preferred, 1,459,000 shares of Series B Preferred, and 1,440,000 shares of Series C Non-Voting Convertible Preferred Stock (“Series C Preferred”). These series of preferred stock have rights and preferences that rank senior to or in certain circumstances, on par with, our common stock. The declarations of the rights and preferences of these series of preferred stock contain covenants that prohibit us from declaring and distributing dividends on our common stock without first making all distributions that are due to any senior securities. Dividends payable on the Series A Preferred and the Series B Preferred accrue at the rate of 8% per year and are payable quarterly. We may, at our option under certain circumstances, make distributions of these dividends in cash or in shares of common stock. When possible, we pay dividends on the Series A Preferred and Series B Preferred in shares of common stock. The formula for paying these dividends in common stock can change the effective yield on the dividend to more or less than 8% depending on the market price of the common stock at the time of issuance.

Purchases of Equity Securities

We did not purchase any shares of common stock during the year ended June 30, 2018 or in the prior six fiscal years.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

               The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements,” and elsewhere in this Annual Report on Form 10-K. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements. The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under the heading “Cautionary Note Regarding Forward-Looking Statements,” in “Part I, Item 1A. Risk Factors,” and elsewhere in this Annual Report on Form 10-K. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, which are included in Part II, Item 8. of this report.

Overview

We design, manufacture, market, and distribute orthopedic soft goods, medical supplies, and physical therapy and rehabilitation equipment. Through our various distribution channels, we market and sell to orthopedists, physical therapists, chiropractors, athletic trainers, sports medicine practitioners, clinics, and hospitals.

Results of Operations

Fiscal Year 2018 Compared to Fiscal Year 2017

Net Sales

Net sales in fiscal year 2018 increased 80.1%, or $28,657,000, to $64,415,000, compared to net sales of $35,758,000 in fiscal year 2017. The year-over-year increase was due primarily to our acquisitions of Hausmann in April 2017 and Bird & Cronin in October 2017 that contributed a combined $30,540,000 of the increase in net sales in the fiscal year ended June 30, 2018. This increase was partially offset by a decline in net sales of approximately $1,883,000, or 5.3%, primarily due to a lower volume of TPD physical therapy and rehabilitation equipment and medical supplies.

Gross Profit

Gross profit for the year ended June 30, 2018 increased $8,913,000, or about 77.5%, to $20,421,000, or 31.7% of net sales. By comparison, gross profit for the year ended June 30, 2017 was $11,508,000, or 32.2% of net sales. The increase in gross profit was driven by the acquisitions of Hausmann and Bird & Cronin. These acquisitions contributed a combined increase in gross profit of approximately $9,967,000 in the fiscal year ended June 30, 2018. Gross profit in fiscal year 2018 was adversely affected by approximately $1,054,000 primarily due to: (1) lower sales which accounted for approximately $520,000 in lower gross profit, and (2) reduced gross margin percentage resulting in $534,000 lower gross profit. The year-over-year decrease in gross margin percentage to 31.7% from 32.2% in the prior year was due primarily to the inclusion of Hausmann sales, which had a lower gross margin percentage as well as reduced gross margin attributable to higher freight costs and a write-down of inventory due to product rationalization in the year ended June 30, 2018.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 69.2%, or $8,376,000, to $20,478,000 for the year ended June 30, 2018, compared to $12,102,000 for the year ended June 30, 2017. Selling expenses represented $1,965,000 of the increase in SG&A expenses in fiscal year 2018. Increases in selling expenses included an increase of $2,638,000 associated with the Hausmann and Bird & Cronin operations. This increase in selling expenses was partially offset by $673,000 lower selling costs due primarily to lower commission expense on lower sales during the fiscal year ended June 30, 2018. General and administrative (“G&A”) expenses represented $6,411,000 of the increase in SG&A expenses in fiscal year 2018. The primary components of the increase in G&A expenses included: (1) $5,046,000 added by the operations at Hausmann and Bird & Cronin; (2) $978,000 in severance expense; (3) $483,000 in other G&A expenses; and (4) $268,000 in higher salaries and benefits. Increased G&A expense in 2018 was partially offset by a $364,000 decrease in acquisition expenses compared to the prior year period. Severance related expenses recorded in fiscal year 2018 were associated primarily with the separation of our former chief executive and the reduction of our workforce by 10 employees to better align our resources with the needs of our business and to focus on improving profitability.

Research and Development

R&D expenses for the year ended June 30, 2018 increased 10.4%, or $113,000, to $1,194,000 compared to $1,081,000 for the year ended June 30, 2017. The increase resulted from $325,000 in costs incurred on a project which was abandoned during the year ended June 30, 2018, offset by a reduction in other R&D expenses of approximately $212,000.

Interest Expense

Interest expense increased approximately $150,000 in fiscal year 2018, to approximately $428,000, compared to approximately $278,000 in fiscal year 2017. The increase in interest expense is primarily related to an increase in our line of credit balance resulting in interest charges of $185,000 and $43,000 for the years ended June 30, 2018 and 2017, respectively. Another large component of interest expense is imputed interest related to the sale/leaseback of our corporate headquarters facility which totaled $179,000 and $189,000, respectively, for the years ended June 30, 2018 and 2017. Interest expense also included interest on the mortgage on our Tennessee property, and interest paid on equipment loans for office furnishings and vehicles.

Net Loss Before Income Tax

Pre-tax loss for the year ended June 30, 2018 was $1,673,000 compared to $1,866,000 for the year ended June 30, 2017. The $193,000 improvement in pre-tax loss was primarily attributable to the $8,913,000 improvement in gross profit, offset by $8,376,000 in increased SG&A expenses, $113,000 in higher R&D expenses and $150,000 in increased interest expense discussed above.

Income Taxes

Income tax benefit was $70,000 in fiscal year 2018, compared to income tax benefit of $0 in fiscal year 2017. On December 22, 2017, the U.S. government enacted comprehensive tax reform legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act makes significant changes to the U.S. Internal Revenue Code of 1986, as amended. Among other items, the Tax Act permanently reduces the federal corporate tax rate to 21% effective January 1, 2018. As our fiscal year end falls on June 30, the statutory federal corporate tax rate for fiscal year 2018 will be prorated to 27.5%, with the statutory rate for fiscal 2019 and beyond at 21%. As a consequence of the Tax Act, we decreased the valuation allowance on our net deferred income tax assets equal to the one-time revaluation of our net deferred tax assets at the lower tax rate. We decreased the valuation allowance on our net deferred income tax assets by $332,000 for the year ended June 30, 2018, and increased the valuation allowance by $772,000 for the year ended June 30, 2017.

Net Loss

Net loss for the year ended June 30, 2018 was $1,602,000, compared to $1,866,000 for the year ended June 30, 2017. Fiscal year 2018 included a $70,000 income tax benefit, otherwise, the changes in net loss are the same as explained above under the heading Net Loss Before Income Tax.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders decreased $794,000 to $3,499,000 ($0.53 per share) for the year ended June 30, 2018, compared to $4,293,000 ($1.36 per share) for the year ended June 30, 2017. The decrease in net loss attributable to common stockholders is due primarily to a $264,000 reduction in net loss for the year and a decrease of approximately $920,000 in deemed dividend and accretion of discount associated with the issuance of Series C Preferred shares and associated common stock purchase warrants in connection with our acquisition of Bird & Cronin, which was less in comparison to the deemed dividends in the prior year associated with the issuance of Series A Preferred in December 2016 and Series B Preferred in April 2017. The deemed dividend reflects the difference between the value of common stock underlying the issued preferred shares as if converted, based on the closing price of our common stock on the date of issuance of the preferred stock, less the amount of the purchase price assigned to the preferred shares in an allocation of the purchase price between the preferred shares and the common stock warrants that were issued with the preferred shares. The decrease in net loss attributable to common stockholders was partially offset by $390,000 in additional preferred stock dividends associated with 390,000 shares of Series A Preferred issued in December 2016 and 1,559,000 shares of Series B Preferred issued in April 2017. We paid accrued dividends by issuing shares of our common stock and paying $105,000 in cash.

Liquidity and Capital Resources

We have historically financed operations through cash from operations, available cash reserves, borrowings under a line of credit facility (see Line of Credit, below), and the proceeds from the sale of our equity securities. As of June 30, 2018, we had $1,696,000 in cash, compared to $255,000 as of June 30, 2017. During fiscal year 2018, we had positive cash flows from operating activities. We believe that our existing revenue stream, cash flows from consolidated operations, current capital resources, and borrowing availability under the line of credit provide sufficient liquidity to fund operations through at least September 30, 2019.

On March 31, 2017, we entered into an agreement with a bank to establish an asset-based lending facility (the “Line of Credit”, see Line of Credit, below). As of June 30, 2018, there was approximately $1,370,000 of additional borrowing capacity related to this Line of Credit. To fully execute on our business strategy of acquiring other entities and to adequately fund our ongoing operations, we will need to raise additional capital. Absent additional financing, we may have to curtail our current acquisition strategy.

Working capital was $6,837,000 as of June 30, 2018, compared to working capital of $5,834,000 as of June 30, 2017. The current ratio was 1.5 to 1 as of June 30, 2018, compared to 1.8 to 1 as of June 30, 2017. Current assets were 50.9% of total assets as of June 30, 2018, and 51.7% of total assets as of June 30, 2017.

Cash and Cash Equivalents

Our cash and cash equivalents position increased $1,441,000 to $1,696,000 as of June 30, 2018, compared to $255,000 as of June 30, 2017. The primary sources of cash in the year ended June 30, 2018, were (i) net proceeds of approximately $6,600,000 from the sale of our Series C Preferred and warrants in connection with the acquisition of Bird & Cronin, (ii) net borrowings of $4,114,000 under our line of credit, and (iii) approximately $762,000 of net cash provided by operating activities. Primary uses of cash included the acquisition of Bird & Cronin, which used $9,063,000, net of the acquisition holdback.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, increased approximately $2,530,000, or 47.9%, to $7,811,000 as of June 30, 2018, from $5,281,000 as of June 30, 2017. The increase was primarily due to the acquisition of Bird & Cronin that added $2,251,000 in accounts receivable as of June 30, 2018. We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical experience and relationships with our customers. Accounts receivable are generally collected within approximately 30 days of invoicing.

Inventories

Inventories, net of reserves, increased $3,590,000, or 48.5%, to $10,988,000 as of June 30, 2018, compared to $7,398,000 as of June 30, 2017. The increase resulted primarily from our acquisition of Bird & Cronin, which added approximately $4,482,000 of net inventory as of June 30, 2018. Inventory levels fluctuate based on timing of large inventory purchases from domestic and overseas suppliers as well as variations in sales and production activities. During fiscal year 2018, we recorded in cost of goods sold of approximately $692,000 in non-cash write-offs of inventory related to discontinued product lines, excess repair parts, product rejected for quality standards, and other non-performing inventory compared to inventory write-offs of $435,000 in fiscal year 2017. We believe that our estimate of the allowance for inventory reserves is adequate based on our historical knowledge and product sales trends.

Accounts Payable

Accounts payable increased approximately $1,078,000, or 46.2%, to $3,413,000 as of June 30, 2018, from $2,335,000 as of June 30, 2017. The increase was due in large part to our recent acquisition of Bird & Cronin, which added accounts payable of approximately $983,000 at June 30, 2018.

Line of Credit

On March 31, 2017, we entered into an $8,000,000 loan and security agreement with Bank of the West to provide asset-based financing to fund acquisitions and for working capital (“Line of Credit”), replacing an earlier $1,000,000 line of credit dating to September 2016. On September 28, 2017, we entered into an amended credit facility that modified the Line of Credit in order to provide sufficient asset-based financing for the Bird & Cronin acquisition and for operating capital. As amended, the Line of Credit provides for revolving credit borrowings in an amount up to the lesser of $11,000,000 or the calculated borrowing base. The borrowing base is computed monthly and is equal to the sum of stated percentages of eligible accounts receivable and inventory, less a reserve. Amounts outstanding on the Line of Credit bear interest at LIBOR, plus 2.25% (4.32% as of June 30, 2018). The Line of Credit matures on September 30, 2019 and is subject to an unused line fee of .25%.

On July 13, 2018, we further modified and amended the Line of Credit to adjust the maximum monthly consolidated leverage and a minimum monthly consolidated fixed charge coverage ratio. We paid a commitment fee of 0.25% in connection with the establishment of the Line of Credit and upon each modification of the Line of Credit.

Our obligations under the Line of Credit are secured by a first-priority security interest in substantially all of our assets. The Line of Credit requires a lockbox arrangement and contains affirmative and negative covenants, including covenants that restrict our ability to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of its business, and engage in transactions with affiliates. The agreement also contains financial covenants including a maximum monthly consolidated leverage and a minimum monthly consolidated fixed charge coverage ratio.

As of June 30, 2018, we had borrowed $6,286,000 under the Line of Credit compared to total borrowings of $2,172,000 as of June 30, 2017. There was approximately $1,370,000 and $3,709,000 available to us under the Line of Credit to borrow as of June 30, 2018 and 2017, respectively.

Debt

               Long-term debt, excluding current installments decreased approximately $159,000 to approximately $303,000 as of June 30, 2018, compared to approximately $462,000 as of June 30, 2017. Our long-term debt is primarily comprised of the mortgage loan on our office and manufacturing facility in Tennessee maturing in 2021, and also includes loans related to equipment and a vehicle. The principal balance on the mortgage loan is approximately $378,000, of which $239,000 is classified as long-term debt, with monthly principal and interest payments of $13,000.

               In conjunction with the sale and leaseback of our corporate headquarters in August 2014, we entered into a $3,800,000 lease for a 15-year term with an investor group. That sale generated a profit of $2,300,000 which is being recorded monthly over the life of the lease at $13,000 per month, or approximately $150,000 per year. The building lease is recorded as a capital lease with the related amortization being recorded on a straight line basis over 15 years at approximately $252,000 per year. Lease payments, currently approximately $27,000, are payable monthly and increase annually by approximately 2% per year over the life of the lease. Total accumulated amortization related to the leased building is approximately $987,000 at June 30, 2018. Imputed interest for the fiscal year ended June 30, 2018, was approximately $179,000. In addition to the Utah building, we lease certain equipment which have been determined to be capital leases. As of June 30, 2018, future minimum gross lease payments required under the capital leases were as follows:

2019	$373,702
2020	380,674
2021	387,790
2022	395,040
2023	399,794
Thereafter	2,502,438
Total	$4,439,438

Inflation

Our revenues and net income have not been unusually affected by inflation or price increases for raw materials and parts from vendors.

Stock Repurchase Plan

In 2011, our Board of Directors adopted a stock repurchase plan authorizing repurchases of shares in the open market, through block trades or otherwise. Decisions to repurchase shares under this plan are based upon market conditions, the level of our cash balances, general business opportunities, and other factors. The Board may periodically approve amounts for share repurchases under the plan. As of June 30, 2018, approximately $449,000 remained available under this authorization for purchases under the plan. We have not repurchased any shares under the plan during the past five fiscal years.

Critical Accounting Policies

                This "Management’s Discussion and Analysis of Financial Condition and Results of Operations" is based upon our Consolidated Financial Statements (see Part II, Item 8. below), which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. We regularly review our estimates and assumptions. The SEC has requested that all registrants address their most critical accounting policies. The SEC has indicated that a “critical accounting policy” is one which is both important to the representation of the registrant’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We base our estimates on past experience and on various other assumptions our management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results will differ, and may differ materially from these estimates under different assumptions or conditions. Additionally, changes in accounting estimates could occur in the future from period to period. Our management has discussed the development and selection of our most critical financial estimates with the audit committee of our Board of Directors. The following paragraphs identify our most critical accounting policies:

Inventories

The nature of our business requires that we maintain sufficient inventory on hand at all times to meet the requirements of our customers. We record finished goods inventory at the lower of standard cost, which approximates actual cost (first-in, first-out) or market. Raw materials are recorded at the lower of cost (first-in, first-out) or market. Inventory valuation reserves are maintained for the estimated impairment of the inventory. Impairment may be a result of slow-moving or excess inventory, product obsolescence or changes in the valuation of the inventory. In determining the adequacy of reserves, we analyze the following, among other things:

●
Current inventory quantities on hand;
●
Product acceptance in the marketplace;
●
Customer demand;
●
Historical sales;
●
Forecast sales;
●
Product obsolescence;
●
Strategic marketing and production plans
●
Technological innovations; and
●
Character of the inventory as a distributed item, finished manufactured item or raw material.

Any modifications to estimates of inventory valuation reserves are reflected in cost of goods sold within the statements of operations during the period in which such modifications are determined necessary by management. As of June 30, 2018, and 2017, our inventory valuation reserve balance, was approximately $458,000 and $403,000, respectively, and our inventory balance was $10,988,000 and $7,398,000, net of reserves, respectively.

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

Allowance for Doubtful Accounts

We must make estimates of the collectability of accounts receivable. In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $7,811,000 and $5,281,000, net of allowance for doubtful accounts of $370,000 and $382,000 as of June 30, 2018, and 2017, respectively.

Deferred Income Tax Assets

A valuation allowance is required when there is significant uncertainty as to the realizability of deferred tax assets. The realization of deferred tax assets is dependent upon our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have considered the following possible sources of taxable income when assessing the realization of our deferred tax assets:

●
future reversals of existing taxable temporary differences;
●
future taxable income or loss, exclusive of reversing temporary differences and carryforwards;
●
tax-planning strategies; and
●
taxable income in prior carryback years.

We considered both positive and negative evidence in determining the continued need for a valuation allowance, including the following:

Positive evidence:

●
Current forecasts indicate that we will generate pre-tax income and taxable income in the future. However, there can be no assurance that the new strategic plans will result in profitability.
●
A majority of our tax attributes have indefinite carryover periods.

Negative evidence:

● We have seven years of cumulative losses as of June 30, 2018.

We place more weight on objectively verifiable evidence than on other types of evidence and management currently believes that available negative evidence outweighs the available positive evidence. We have therefore determined that we do not meet the “more likely than not” threshold that deferred tax assets will be realized. Accordingly, a valuation allowance is required. Any reversal of the valuation allowance will favorably impact our results of operations in the period of reversal.

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

The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification (ASC) 740 - Income Taxes (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it can determine a reasonable estimate, it must record a provisional estimate in the consolidated financial statements. If a company cannot determine a provisional estimate to be included in the consolidated financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. Under the staff guidance in SAB 118, in the financial reporting period in which the Tax Act is enacted, the income tax effects of the Tax Act (i.e., only for those tax effects in which the accounting under ASC 740 is incomplete) would be reported as a provisional amount based on a reasonable estimate (to the extent a reasonable estimate can be determined), which would be subject to adjustment during a “measurement period” until the accounting under ASC 740 is complete. The measurement period is limited to no more than one year beyond the enactment date under the staff's guidance. SAB 118 also describes supplemental disclosures that should accompany the provisional amounts, including the reasons for the incomplete accounting, the additional information or analysis that is needed, and other information relevant to why the registrant was not able to complete the accounting required under ASC 740 in a timely manner. The impact of the Tax Act is reflected in Note 11.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The amendment in this update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. An entity should apply the amendments in this update on a prospective basis. The amendment will be effective for reporting periods beginning after December 15, 2019, and early adoption is permitted. We early adopted this standard as of July 1, 2017. This adoption did not have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customer (Topic 606). This authoritative accounting guidance related to revenue from contracts with customers. This guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. We adopted this updated accounting guidance beginning July 1, 2018 using the modified retrospective method. This adoption has not had a material impact on our consolidated financial statements other than additional disclosures.

Business Plan and Outlook

This past year we have continued to strengthen our executive management team, strengthened our sales organization and pursued acquisition candidates. In that regard, we successfully acquired and integrated assets and operations of Bird & Cronin which has significantly increased our market presence and improved our operating results. We will continue to pursue our growth strategies in fiscal 2019 as follows:

●
Achieve organic sales growth through improved sales management, geographic expansion, improved market penetration, and continued expansion into post-acute care markets;
●
Identify and act on additional acquisition opportunities that will further enhance our product offering, distribution coverage and leverage our current sales network to improve gross profit margins and cash flows; and
●
Bolster our investor relations activities and strengthen our financial markets position.

 To better execute on our growth strategies, during fiscal year 2018 we made important additions to our executive management team. In January 2018, Skyler Black joined us as Corporate Controller. In February 2018, Brian Baker and Daryl Connell joined us as President of TPD and Chief Information Officer, respectively. In June 2018, we appointed Christopher von Jako, Ph.D. as Chief Executive Officer. In addition, as a result of the Bird & Cronin acquisition, Mike Cronin and Jason Anderson, now function as the co-Presidents of our Bird & Cronin subsidiary. These changes are all calculated to better position us to execute on our strategic growth plans.

We are actively pursuing our acquisition strategy to consolidate other small manufacturers and distributors in our core markets (i.e. orthopedic soft goods, physical therapy, athletic training, and chiropractic). We are primarily seeking candidates that fall into the following categories:

●
Manufacturers that extend our product portfolio
●
Distributors that extend geographic reach or provide different channel access
●
Tuck-in manufacturers / distributors in adjacent markets

In summary, based on our defined strategic initiatives we are focusing our resources in the following areas:

●
Updating and improving our selling and marketing efforts including focusing our sales and marketing efforts into our core markets;
●
Seeking to improve distribution of our products through recruitment of additional qualified sales representatives and dealers attracted by the many new products being offered and expanding the availability of proprietary combination therapy device;
●
Improving gross profit margins by, among other initiatives, increasing market share of manufactured orthopedic soft goods, physical therapy and rehabilitation equipment products;
●
Maintaining our position as a technological leader and innovator in our markets through the introduction of new products during the new fiscal year;
●
Exploring strategic business acquisitions to leverage and complement our competitive strengths, increase market reach and allow us to potentially expand into broader medical markets; and
●
Attending strategic conferences to make investors aware of our strategic plans, attract new capital to support the business development strategy and identify other acquisition targets.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

Audited consolidated financial statements and related documents required by this item are included in this report on the pages indicated in the following table:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Dynatronics Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Dynatronics Corporation and subsidiaries (the “Company”) as of June 30, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Tanner LLC

We have served as the Company’s auditor since 2017.

Salt Lake City, Utah
September 27, 2018

DYNATRONICS CORPORATION
Consolidated Balance Sheets
As of June 30, 2018 and 2017

Assets	2018	2017
Current assets:
Cash and cash equivalents	$1,696,116	$254,705
Trade accounts receivable, less allowance for doubtful accounts of $370,300 as of June 30, 2018 and $382,333 as of June 30, 2017	7,810,846	5,281,348
Other receivables	52,819	33,388
Inventories, net	10,987,855	7,397,682
Prepaid expenses	778,654	503,800
Income tax receivable	95,501	-

Total current assets	21,421,791	13,470,923

Property and equipment, net	5,850,899	4,973,477
Intangible assets, net	7,131,758	2,754,118
Goodwill	7,116,614	4,302,486
Other assets	532,872	562,873

Total assets	$42,053,934	$26,063,877

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,412,960	$2,334,563
Accrued payroll and benefits expense	1,929,465	1,472,773
Accrued expenses	830,243	656,839
Income tax payable	-	8,438
Warranty reserve	205,850	202,000
Line of credit	6,286,037	2,171,935
Current portion of long-term debt	164,003	151,808
Current portion of capital lease obligations	226,727	193,818
Current portion of deferred gain	150,448	150,448
Current portion of acquisition holdback	1,379,512	294,744

Total current liabilities	14,585,245	7,637,366

Long-term debt, net of current portion	303,348	461,806
Capital lease obligations, net of current portion	2,972,540	3,087,729
Deferred gain, net of current portion	1,529,553	1,680,001
Acquisition holdback and earn out liability, net of current portion	875,000	750,000
Other liabilities	411,466	122,585

Total liabilities	20,677,152	13,739,487
Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value: Authorized 50,000,000 shares; 4,899,000 shares and 3,559,000 shares issued and outstanding as of June 30, 2018 and June 30, 2017, respectively	11,641,816	8,501,295
Common stock, no par value: Authorized 100,000,000 shares; 8,089,398 shares and 4,653,165 shares issued and outstanding as of June 30, 2018 and June 30, 2017, respectively	20,225,107	11,838,022
Accumulated deficit	(10,490,141)	(8,014,927)

Total stockholders' equity	21,376,782	12,324,390

Total liabilities and stockholders' equity	$42,053,934	$26,063,877

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Consolidated Statements of Operations
For the Years Ended June 30, 2018 and 2017

	2018	2017

Net sales	$64,414,910	$35,758,330
Cost of sales	43,994,235	24,249,832
Gross profit	20,420,675	11,508,498

Selling, general, and administrative expenses	20,477,556	12,101,539
Research and development expenses	1,194,013	1,081,373
Operating loss	(1,250,894)	(1,674,414)

Other income (expense):
Interest expense, net	(428,462)	(277,630)
Other income, net	6,786	85,649
Net other expense	(421,676)	(191,981)

Loss before income taxes	(1,672,570)	(1,866,395)

Income tax benefit	70,314	-

Net loss	(1,602,256)	(1,866,395)

Deemed dividend on convertible preferred stock and accretion of discount	(1,023,786)	(1,944,223)
Preferred stock dividend, cash	(104,884)	(16,241)
Convertible preferred stock dividend, in common stock	(768,074)	(466,269)

Net loss attributable to common stockholders	$(3,499,000)	$(4,293,128)

Basic and diluted net loss per common share	$(0.53)	$(1.36)

Weighted-average common shares outstanding:

Basic and diluted	6,622,429	3,152,425

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Consolidated Statements of Stockholders' Equity
For the Years Ended June 30, 2018 and 2017

						Total
	Common stock		Preferred stock		Accumulated	stockholders'
	Shares	Amount	Shares	Amount	deficit	equity

Balances as of June 30, 2016	2,805,280	$7,545,880	1,610,000	$3,708,152	$(5,666,022)	$5,588,010

Stock-based compensation	143,054	419,925	-	-	-	419,925

Issuance of common stock, net of issuance costs of $268,328	1,565,173	3,405,948	-	-	-	3,405,948

Issuance of preferred stock and warrants, net of issuance costs of $302,581	-	-	1,949,000	4,793,143	-	4,793,143

Preferred stock dividend, in cash	-	-	-	-	(16,241)	(16,241)

Preferred stock dividend, in common stock, issued or to be issued	139,658	466,269	-	-	(466,269)	-

Preferred stock beneficial conversion feature	-	-	-	1,944,223	-	1,944,223

Dividend of beneficial conversion feature	-	-	-	(1,944,223)	-	(1,944,223)

Net loss	-	-	-	-	(1,866,395)	(1,866,395)

Balances as of June 30, 2017	4,653,165	11,838,022	3,559,000	8,501,295	(8,014,927)	12,324,390

Stock-based compensation	103,853	254,758	-	-	-	254,758

Issuance of preferred stock and warrants, net of issuance costs of $399,879	-	-	4,381,935	10,600,121	-	10,600,121

Preferred stock dividend, in cash	-	-	-	-	(104,884)	(104,884)

Preferred stock dividend, in common stock, issued or to be issued	290,445	768,074	-	-	(768,074)	-

Preferred stock converted to common stock	3,041,935	7,459,600	(3,041,935)	(7,459,600)	-	-

Reduction in equity retained for aquisition holdback	-	(95,347)	-	-	-	(95,347)

Preferred stock beneficial conversion and accretion of discount	-	-	-	1,023,786	-	1,023,786

Dividend of beneficial conversion and accretion of discount	-	-	-	(1,023,786)	-	(1,023,786)

Net loss	-	-	-	-	(1,602,256)	(1,602,256)

Balances as of June 30, 2018	8,089,398	$20,225,107	4,899,000	$11,641,816	$(10,490,141)	$21,376,782

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2018 and 2017

	2018	2017
Cash flows from operating activities:
Net loss	$(1,602,256)	$(1,866,395)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	419,148	242,542
Amortization of intangible assets	638,360	95,005
Amortization of other assets	74,568	124,774
Amortization of capital lease assets	254,418	251,934
Loss (gain) on sale of property and equipment	20,438	(15,754)
Stock-based compensation expense	254,758	419,925
Change in allowance for doubtful accounts receivable	(20,033)	(6,717)
Change in allowance for inventory obsolescence	55,652	(13,021)
Amortization deferred gain on sale/leaseback	(150,448)	(150,448)
Change in operating assets and liabilities:
Trade accounts receivable	(292,090)	(81,321)
Inventories	491,356	(269,977)
Prepaid expenses	(181,865)	(110,224)
Other assets	(44,567)	(107,486)
Income tax payable/receivable	(106,391)	5,543
Accounts payable and accrued expenses	950,754	(46,708)

Net cash provided by (used in) operating activities	761,802	(1,528,328)

Cash flows from investing activities:
Purchase of property and equipment	(242,911)	(117,876)
Net cash paid in acquisitions - see Note 2	(9,063,017)	(9,116,089)
Proceeds from sale of property and equipment	12,160	32,000

Net cash used in investing activities	(9,293,768)	(9,201,965)

Cash flows from financing activities:
Principal payments on long-term debt	(146,263)	(152,668)
Principal payments on long-term capital lease	(194,955)	(183,302)
Payment of acquisition holdbacks	(294,744)	-
Net change in line of credit	4,114,102	2,171,935
Proceeds from issuance of preferred stock, net	6,600,121	8,199,091
Preferred stock dividends paid in cash	(104,884)	(16,241)

Net cash provided by financing activities	9,973,377	10,018,815

Net change in cash and cash equivalents	1,441,411	(711,478)

Cash and cash equivalents at beginning of the period	254,705	966,183

Cash and cash equivalents at end of the period	$1,696,116	$254,705

Supplemental disclosure of cash flow information:
Cash paid for interest	$412,455	$271,254
Supplemental disclosure of non-cash investing and financing activity:
Deemed dividend on convertible preferred stock and accretion of discount	1,023,786	1,944,223
Preferred stock dividends paid or to be paid in common stock	768,074	466,269
Preferred stock issued to acquire "Bird & Cronin"	3,904,653	-
Acquisition holdback	1,504,512	-
Conversion of preferred stock to common stock	7,459,600	-
Capital lease and note payable obligations incurred to acquire property and equipment	112,675	75,808
Preferred stock issuance costs paid in common stock	-	17,000

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Notes to Consolidated Financial Statements
June 30, 2018 and 2017

Note 1.  Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Dynatronics Corporation (“the Company,” “Dynatronics”) designs, manufactures, markets, and distributes orthopedic soft goods, medical supplies, and physical therapy and rehabilitation equipment. Through our various distribution channels, we market and sell to orthopedists, physical therapists, chiropractors, athletic trainers, sports medicine practitioners, clinics, and hospitals.

Principles of Consolidation

The consolidated financial statements include the accounts and operations of Dynatronics Corporation and its wholly owned subsidiaries, Hausmann Enterprises, LLC, Bird & Cronin, LLC (see Note 2) and Dynatronics Distribution Company, LLC. The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP). All significant intercompany account balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturities of three months or less at the date of purchase. Also included within cash and cash equivalents are deposits in-transit from banks for payments related to third-party credit card and debit card transactions. Cash and cash equivalents totaled approximately $1,696,000 and $255,000 as of June 30, 2018 and 2017, respectively.

Inventories

Finished goods inventories are stated at the lower of standard cost, which approximates actual cost using the first-in, first-out method, or net realizable value. Raw materials are stated at the lower of cost (first-in, first-out method) or net realizable value. The Company periodically reviews the value of items in inventory and records write-downs or write-offs based on its assessment of slow moving or obsolete inventory. The Company maintains a reserve for obsolete inventory and generally makes inventory value adjustments against the reserve.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest, although finance charges may be applied to past due accounts. The Company maintains an allowance for doubtful accounts that is the Company’s estimate of credit risk in the Company’s existing accounts receivable. The Company determines the allowance based on a combination of statistical analysis, historical collection patterns, customers’ current credit worthiness, the age of account balances, and general economic conditions. All account balances are reviewed on an individual basis. Account balances are charged against the allowance when the potential for recovery is considered remote. Recoveries of accounts previously written off are recognized when payment is received.

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

Goodwill

Goodwill resulted from the Hausmann and Bird & Cronin acquisitions (see Note 2). Goodwill in a business combination represents the purchase price in excess of identifiable tangible and intangible assets. Goodwill and intangible assets that have an indefinite useful life are not amortized. Instead they are reviewed periodically for impairment.

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a quantitative goodwill impairment test. The impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. The Company estimates the fair values of its reporting units using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company’s evaluation of goodwill completed during the year resulted in no impairment losses.

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

Research and Development Costs

Research and development costs are expensed as incurred.

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

Outstanding options, warrants and convertible preferred stock for common shares not included in the computation of diluted net loss per common share because they were anti-dilutive, totaled 11,222,589 as of June 30, 2018 and 9,029,080 as of June 30, 2017. These potential common shares are not included in the computation because they would be anti-dilutive.

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

Income Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax reform legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended. Among other items, the Tax Act permanently reduces the federal corporate tax rate to 21% effective January 1, 2018. As the Company’s fiscal year end falls on June 30, the statutory federal corporate tax rate for fiscal 2018 will be prorated to 27.5%, with the statutory rate for fiscal 2019 and beyond at 21%. As a result of the reduction in the corporate income tax rate from 35% to 21% under the Act, the Company revalued its net deferred tax assets at December 31, 2017 and included these estimates in our consolidated financial statements for the year ended June 30, 2018. The final transition impacts of the Tax Act may vary from the current estimate, possibly materially, due to, among other things, further clarification and changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, and any changes in accounting standards for income taxes or related interpretations in response to the Tax Act. In accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), any necessary measurement adjustments will be recorded and disclosed within one year from the enactment date within the period the adjustments are determined.

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

As of June 30, 2018 and 2017, the Company had approximately $1,575,000 and $242,000, respectively, in cash and cash equivalents in excess of federally insured limits. The Company has not experienced any losses in such accounts.

Certain of the Company's employees are covered by a collective bargaining agreement. As of June 30, 2018, approximately 17% of the Company's employees were covered by a collective bargaining agreement scheduled to expire in 2019.

Operating Segments

The Company operates in one line of business: the development, manufacturing, marketing, and distribution of a broad line of medical products for the orthopedic, physical therapy and similar markets. As such, the Company has only one reportable operating segment.

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

Reclassification

Certain amounts in the prior year's consolidated statement of operations have been reclassified for comparative purposes to conform to the presentation in the current year's consolidated statement of operations.

Recent Accounting Pronouncements

On December 22, 2017, the U.S. government enacted comprehensive tax reform legislation commonly referred to as the Tax Cuts and Jobs Act. The Tax Act provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended. Among other items, the Tax Act permanently reduces the federal corporate tax rate to 21% effective January 1, 2018. The SEC issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification (ASC) 740 - Income Taxes (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it can determine a reasonable estimate, it must record a provisional estimate in the consolidated financial statements. If a company cannot determine a provisional estimate to be included in the consolidated financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. Under the staff guidance in SAB 118, in the financial reporting period in which the Tax Act is enacted, the income tax effects of the Tax Act (i.e., only for those tax effects in which the accounting under ASC 740 is incomplete) would be reported as a provisional amount based on a reasonable estimate (to the extent a reasonable estimate can be determined), which would be subject to adjustment during a “measurement period” until the accounting under ASC 740 is complete. The measurement period is limited to no more than one year beyond the enactment date under the staff's guidance. SAB 118 also describes supplemental disclosures that should accompany the provisional amounts, including the reasons for the incomplete accounting, the additional information or analysis that is needed, and other information relevant to why the registrant was not able to complete the accounting required under ASC 740 in a timely manner. The impact of the Tax Act is reflected in Note 11.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The amendment in this update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. An entity should apply the amendments in this update on a prospective basis. The amendment will be effective for reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company early adopted this standard as of July 1, 2017. This adoption did not have a material impact on the consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customer (Topic 606). This authoritative accounting guidance related to revenue from contracts with customers. This guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. The Company adopted this updated accounting guidance beginning July 1, 2018 using the modified retrospective method. This adoption has not had a material impact on the Company’s consolidated financial statements other than additional disclosures.

Note 2.  Acquisitions

Bird & Cronin

On October 2, 2017, the Company, through its wholly-owned subsidiary Bird & Cronin, LLC, a newly formed Utah limited liability company, completed the purchase of substantially all the assets of Bird & Cronin, Inc. (“Bird & Cronin”), a manufacturer and distributor of orthopedic soft goods and specialty patient care products. This acquisition has expanded the Company’s sales in the orthopedic and patient care markets by leveraging the products and distribution network offered by Bird & Cronin.

At the closing of the acquisition, the Company paid Bird & Cronin cash of $9,063,017 and delivered 1,397,375 shares of its Series D Non-Voting Convertible Preferred Stock (“Series D Preferred”) to Bird & Cronin valued at approximately $3,533,333. The purchase price is subject to customary representations, warranties, indemnities, working capital adjustment and an earn-out payment ranging from $500,000 to $1,500,000, based on future sales.

A holdback of cash totaling $933,334 and 184,560 shares of common stock (converted from Series D Preferred) valued at approximately $466,667 was retained for purposes of satisfying adjustments to the purchase price as may be required. Pursuant to a working capital adjustment and indemnification claim provisions, the purchase price was subsequently decreased $399,169. The cash portion of the holdback was also increased by $95,347 in exchange for a reduction in retained shares of common stock for the same value. In addition, the amount recognized for the earn-out liability was subsequently decreased by $625,000 to $875,000 as of June 30, 2018. The $875,000 is combined with the acquisition holdback in the accompanying consolidated balance sheets. As part of the acquisition, the Company assumed certain liabilities and obligations of Bird & Cronin related to its ongoing business (primarily trade accounts and similar obligations in the ordinary course).

In connection with the acquisition, the Company completed a private placement of Series C Non-Voting Convertible Preferred Stock (“Series C Preferred”) and common stock warrants to raise cash proceeds of $7,000,000 pursuant to the terms and conditions of a Securities Purchase Agreement entered into on September 26, 2017 (see Note 14). Certain principals of Bird & Cronin are holders of the Company’s issued and outstanding common stock and two of the principals, Michael Cronin and Jason Anderson, are employees of the Company.

Also in connection with the acquisition, the Company entered into a lease with Trapp Road Limited Liability Company, a Minnesota limited liability company controlled by the former owners of Bird & Cronin operation, to lease the facility in Eagan, Minnesota (the “Minnesota Facility”) effective as of the closing date with an initial three-year term. Annual rental payments of $600,000 are payable in monthly installments of $50,000. The lease term will automatically be extended for two additional periods of two years each, without any increase in the lease payment, subject to the Company’s right to terminate the lease or to provide notice not to extend the lease prior to the end of the term. The Company also offered employees of Bird & Cronin employment with Dynatronics at closing including the Co-Presidents of Bird & Cronin, Mike Cronin and Jason Anderson, who entered into employment agreements with the Company to serve as Co-Presidents of the acquired business.

The Acquisition has been accounted for under the purchase method as prescribed by applicable accounting standards. Under this method, the Company has allocated the purchase price to the assets acquired and liabilities assumed at estimated fair values. The total consideration transferred or to be transferred, totaled $14,472,182 (which is comprised of cash of $9,063,017, holdbacks of $1,504,512, and preferred stock of $3,904,653 net of offering costs). The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of acquisition:

Cash and cash equivalent	$454
Trade accounts receivable	2,232,703
Inventories	4,137,181
Prepaid expenses	92,990
Property and equipment	1,228,000
Intangible assets	5,016,000
Goodwill	2,814,128
Warranty reserve	(5,000)
Accounts payable	(607,084)
Accrued expenses	(247,611)
Accrued payroll and benefits	(189,579)
Purchase price	$14,472,182

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

As of June 30, 2018, the earn-out liability and holdbacks of $1,504,512 come due, contingent upon the terms set forth in the purchase agreement, as follows:

October 2, 2018	$162,845
April 1, 2019	466,667
August 15, 2019	875,000
Acquisition holdback	$1,504,512

Hausmann

On April 3, 2017, the Company, through its wholly-owned subsidiary Hausmann Enterprises, LLC, a newly formed Utah limited liability company, completed the purchase of substantially all the assets of Hausmann Industries, Inc., a New Jersey corporation (“Hausmann”) for $10,000,000 in cash. This acquisition has expanded Dynatronics’ sales in the physical therapy, athletic training and other markets by leveraging the products and distribution network offered by the Hausmann.

Financing was provided by proceeds from the sale of equity securities in a private offering to accredited investors and borrowings under a loan and security agreement (see Note 14). Closing of the private placement occurred concurrently with the closing of the acquisition. At closing, the Company paid Hausmann $9,000,000 of the $10,000,000 purchase price holding back $1,000,000 for purposes of satisfying adjustments to the purchase price as may be required and indemnification claims, if any. Pursuant to a working capital adjustment provision, the purchase price was subsequently increased $160,833 to $10,160,833. The Company paid an additional $116,089 to Hausmann and held back an additional $44,744. The $44,744 is combined with the acquisition holdback in the accompanying consolidated balance sheets. As part of the acquisition, the Company assumed certain liabilities and obligations of Hausmann related to its ongoing business (primarily trade accounts and similar obligations in the ordinary course).

In connection with the acquisition, the Company sold equity securities for gross proceeds of $7,795,000 in the private placement entered into with certain accredited investors, including institutional investors (see Note 14). Certain principals of Hausmann are holders of the Company’s Series B Preferred and one of the principals, David Hausmann, is an employee of the Company.

Also in connection with the acquisition, the Company entered into an agreement with Hausmann to lease the 60,000 square-foot manufacturing and office facility in Northvale, New Jersey (the "New Jersey Facility") effective as of the closing date with an initial two-year term, annual lease payments of $360,000 for the first year, and 2% increases in each subsequent year. The lease grants the Company two options to extend the term of the lease for two years per extension term, subject to annual 2% per year increases in base rent, and a third option at the end of the second option term for an additional five-years at fair market value. The Company also offered employment to Hausmann’s employees at closing including David Hausmann, the primary stockholder of Hausmann and its former principal executive officer. Mr. Hausmann entered into an employment agreement with the Company effective at the closing to serve as the President of the acquired business.

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

The estimated purchase price included a holdback of cash totaling $1,044,744 for purposes of satisfying adjustments to the purchase price and indemnification claims, if any. In the second and third fiscal quarters of 2018, the Company released $44,744 and $250,000, respectively, of the holdback to the sellers. As of June 30, 2018, the Company retained a holdback of $750,000 due to be paid to the seller on October 3, 2018.

Financial Impact of Acquired Businesses

The acquired businesses purchased in fiscal year 2018 and 2017 noted above contributed revenues of $34,352,000 and $3,812,000, and a net income of $2,491,000 and $223,000, inclusive of $594,000 and $64,000 of acquired intangible amortization, to the Company for the years ended June 30, 2018 and 2017, respectively.

The unaudited pro forma financial results for the twelve months ended June 30, 2018 and 2017 combines the consolidated results of the Company, Bird & Cronin and Hausmann assuming the Bird & Cronin acquisition had been completed on July 1, 2016 and the Hausmann acquisition on July 1, 2015. The reported revenue and net loss of $64,414,910 and $1,602,256 would have been $70,870,000 and $1,556,000 for the twelve months ended June 30, 2018, respectively, on an unaudited pro forma basis. For 2017, the reported revenue and net loss of $35,758,330 and $1,866,395 would have been revenue and net income of $71,128,000 and $663,000 for the year ended June 30, 2017, respectively, on an unaudited pro forma basis.

The unaudited pro forma consolidated results are not to be considered indicative of the results if the acquisitions occurred in the periods mentioned above, or indicative of future operations or results. The unaudited supplemental pro forma earnings were adjusted to exclude $160,000 of acquisition-related costs incurred in fiscal year 2017.

Note 3.  Inventories

Inventories consist of the following as of June 30:

	2018	2017
Raw materials	$6,216,150	$3,766,940
Work in process	625,830	470,721
Finished goods	4,604,264	3,562,758
Inventory reserve	(458,389)	(402,737)
	$10,987,855	$7,397,682

Included in cost of goods sold for the years ended June 30, 2018 and 2017, are inventory write-offs of $692,000 and $435,000, respectively. The write-off reflects inventories related to discontinued product lines, excess repair parts, product rejected for quality standards, and other non-performing inventories.

Note 4.  Property and Equipment

Property and equipment consist of the following as of June 30:

	2018	2017
Land	$30,287	$30,287
Buildings	5,664,096	5,640,527
Machinery and equipment	2,229,202	2,246,910
Office equipment	318,613	283,805
Computer equipment	2,136,078	2,194,119
Vehicles	115,233	195,001
	10,493,509	10,590,649
Less accumulated depreciation and amortization	(4,642,610)	(5,617,172)
	$5,850,899	$4,973,477

Depreciation and amortization expense for the years ended June 30, 2018 and 2017 was $419,148 and $242,542, respectively.

Included in the above caption, “Buildings” as of June 30, 2018 and 2017 is a building lease that is accounted for as a capital lease asset (see Notes 9 and 10) with a gross value of $3,800,000. The net book value of capital lease assets as of June 30, 2018 and 2017 was $2,923,449 and $3,065,193, respectively. Amortization of capital lease assets was $254,418 and $251,934 for the years ended June 30, 2018 and 2017.

Note 5.  Intangible Assets

Identifiable intangible assets, other than goodwill, consisted of the following as of and for the years ended June 30, 2018 and 2017:

	Trade name - indefinite life	Trade name	Non-compete covenant	Customer relationships	Total
Gross carrying amount
June 30, 2017	$464,000	$389,800	$504,400	$2,030,800	$3,389,000
Additions	620,000	-	83,000	4,313,000	5,016,000
Disposals	-	(119,200)	(114,000)	(100,400)	(333,600)
June 30, 2018	1,084,000	270,600	473,400	6,243,400	8,071,400

Accumulated Amortization
June 30, 2017	$-	$266,149	$167,150	$201,583	$634,882
Additions	-	43,241	83,450	511,669	638,360
Disposals	-	(119,200)	(114,000)	(100,400)	(333,600)
June 30, 2018	-	190,190	136,600	612,852	939,642
Net book value	$1,084,000	$80,410	$336,800	$5,630,548	$7,131,758

	Trade name - indefinite life	Trade name	Non-compete covenant	Customer relationships	Total
Gross carrying amount
June 30, 2016	$-	$389,800	$149,400	$160,800	$700,000
Additions	464,000	-	355,000	1,870,000	2,689,000
Disposals	-	-	-	-	-
June 30, 2017	464,000	389,800	504,400	2,030,800	$3,389,000

Accumulated Amortization
June 30, 2016	$-	$241,087	$149,400	$149,390	$539,877
Additions	-	25,062	17,750	52,193	95,005
Disposals	-	-	-	-	-
June 30, 2017	-	266,149	167,150	201,583	634,882
Net book value	$464,000	$123,651	$337,250	$1,829,217	$2,754,118

As of June 30, 2018, as a result of discontinuing the use of one of our previously acquired dealers, the Company wrote-off the related trade name, non-compete covenants, and customer relationships of the dealer.

Amortization expense associated with the intangible assets was $638,360 and $95,005 for the fiscal years ended June 30, 2018 and 2017, respectively. Estimated future amortization expense for the identifiable intangible assets is expected to be as follows as of June 30:

2019	$707,093
2020	707,093
2021	707,093
2022	676,893
2023	618,300
Thereafter	2,631,286
Total	$6,047,758

Note 6.  Warranty Reserve

A reconciliation of the change in the warranty reserve consists of the following for the fiscal years ended June 30:

	2018	2017
Beginning warranty reserve balance	$202,000	$152,605
Warranty costs incurred	(122,708)	(143,444)
Warranty expense accrued	120,524	148,820
Warranty reserve assumed in the Acquisition	5,000	50,000
Changes in estimated warranty costs	1,034	(5,981)
Ending warranty reserve	$205,850	$202,000

Note 7.  Line of Credit

On March 31, 2017, the Company entered into an $8,000,000, loan and security agreement with Bank of the West to provide asset-based financing to the Company for funding acquisitions and for working capital (“Line of Credit”). The Line of Credit replaced the $1,000,000 line of credit previously put in place with an asset based lender in September 2016, and closed prior to the Hausmann acquisition (see Note 2).

The Line of Credit provided for revolving credit borrowings by the Company in an amount up to the lesser of $8,000,000 or the calculated borrowing base. The borrowing base is computed monthly and is equal to the sum of stated percentages of eligible accounts receivable and inventory, less a reserve. Amounts outstanding bear interest at LIBOR plus 2.25% (4.32% as of June 30, 2018). The Company paid a commitment fee of .25% and the line is subject to an unused line fee of .25%.

On September 28, 2017, the Company modified the Line of Credit and entered into an amended credit facility to provide asset-based financing to be used for funding the Bird & Cronin acquisition and for operating capital. The amended credit facility provides for revolving credit borrowings by the Company in an amount up to the lesser of $11,000,000 or the calculated borrowing base. The Company paid a commitment fee of .25% for the modification. The Line of Credit, as amended, matures September 30, 2019.

On July 13, 2018, the Company further modified the Line of Credit and amended credit facility. The amended credit facility modifies the maximum monthly consolidated leverage and a minimum monthly consolidated fixed charge coverage ratio. The Company paid a commitment fee of .25% for the modification.

The Company’s obligations under the Line of Credit are secured by a first-priority security interest in substantially all of the Company’s assets. The Line of Credit requires a lockbox arrangement and contains affirmative and negative covenants, including covenants that restrict the ability of the Company to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of its business, and engage in transactions with affiliates. The agreement also contains financial covenants applicable to the Company, including a maximum monthly consolidated leverage and a minimum monthly consolidated fixed charge coverage ratio.

As of June 30, 2018, the Company had borrowed $6,286,037 under the Line of Credit compared to $2,171,935 as of June 30, 2017. There was approximately $1,370,000 and $3,709,000 available to borrow as of June 30, 2018 and 2017.

Note 8.  Long-Term Debt

Long-term debt consists of the following as of June 30:

	2018	2017
6.44% promissory note secured by trust deed on real property, maturing January 2021, payable in monthly installments of $13,278	$378,255	$508,633
5.99% promissory note secured by a vehicle, payable in monthly installments of $833 through December 2020	23,162	31,500
6.04% promissory note secured by copier equipment, payable monthly installments of $924 through October 2022	43,099	43,989
3.99% promissory note secured by equipment, payable in monthly installments of $247 through February 2023	12,403	14,822
3.97% promissory note secured by equipment, payable in monthly installments of $242 through February 2021	7,325	9,878
7.56% promissory note secured by copier equipment, payable in monthly installments of $166 through February 2020	3,107	4,792
	467,351	613,614
Less current portion	(164,003)	(151,808)
	$303,348	$461,806

The aggregate maturities of long-term debt for each of the years subsequent to June 30, 2018 are as follows:

2019	$164,003
2020	173,921
2021	110,617
2022	13,448
2023	5,362
Total	$467,351

Note 9.  Leases

Operating Leases

The Company rents office, manufacturing, warehouse and storage space and office equipment under agreements which run one year or more in duration. Rent expense for the years ended June 30, 2018 and 2017 was $961,886 and $289,323, respectively. Future minimum rental payments required under operating leases that have a duration of one year or more as of June 30, 2018 are as follows:

2019	$646,800
2020	646,800
2021	189,000
Total	$1,482,600

The Company leases office, manufacturing and warehouse facilities in Detroit, Michigan, Hopkins, Minnesota, Northvale, New Jersey and Eagan, Minnesota from employees, shareholders and entities controlled by shareholders, who were previously principals of businesses acquired by the Company. The leases are related-party transactions. The expense associated with these related-party transactions totaled $887,926 and $160,800 for the years ended June 30, 2018 and 2017, respectively.

Capital Leases

The Company leases certain equipment and the Utah building (see Note 10) that have been determined to be capital leases. The capital lease assets are included in Property and Equipment (see Note 4). The balance of the capital lease obligation was as follows as of June 30:

	2018	2017
Balance of capital lease obligation	$3,199,267	$3,281,547
Less current portion	(226,727)	(193,818)
	$2,972,540	$3,087,729

At June 30, 2018, future minimum gross lease payments required under the capital leases were as follows:

2019	$373,702
2020	380,674
2021	387,790
2022	395,040
2023	399,794
Thereafter	2,502,438
Total	$4,439,438

Imputed interest	$1,086,850
Deferred rent	153,321

Note 10.   Deferred Gain

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

The sale of the building resulted in a $2,269,255 gain, which is recorded in the consolidated balance sheets as deferred gain that is being recognized in selling, general and administrative expenses over the 15 year life of the lease on a straight line basis. The balance of the deferred gain was as follows as of June 30:

	2018	2017
Balance of deferred gain	$1,680,001	$1,830,449
Less current portion	(150,448)	(150,448)
	$1,529,553	$1,680,001

Note 11.  Income Taxes

Income tax benefit (provision) are as follows for the years ended June 30:

	Current	Deferred	Total
2018:
U.S. federal	$71,930	$-	$71,930
State and local	(1,616)	-	(1,616)
	$70,314	$-	$70,314
2017:
U.S. federal	$-	$-	$-
State and local	-	-	-
	$-	$-	$-

The components of the Company’s income tax benefit (provision) are as follows for the years ended June 30:

	2018	2017
Expected tax benefit	$459,957	$634,574
State taxes, net of federal tax benefit	45,817	57,176
Business tax credits	45,000	40,000
Effect of corporate income tax rate change	(784,860)	-
Valuation allowance	332,193	(772,288)
Incentive stock options	(9,977)	(11,284)
Other, net	(17,816)	51,822
	$70,314	$-

The Company’s deferred income tax assets and liabilities related to the tax effects of temporary differences are as follows as of June 30:

	2018	2017
Net deferred income tax assets (liabilities):
Inventory capitalization for income tax purposes	$60,944	$92,681
Inventory reserve	119,181	157,068
Accrued employee benefit reserve	93,496	-
Warranty reserve	53,522	78,780
Accrued product liability and other	7,949	9,103
Allowance for doubtful accounts	95,522	149,110
Property and equipment, principally due to differences in depreciation	(155,096)	(103,308)
Research and development credit carryover	588,707	351,903
Other intangibles	(98,067)	(45,256)
Deferred gain on sale lease-back	548,026	846,061
Operating loss carry forwards	1,317,887	1,428,119
Valuation allowance	(2,632,071)	(2,964,261)
Total deferred income tax assets (liabilities)	$-	$-

Quarterly, the Company assesses the likelihood by jurisdiction that its net deferred income tax assets will be recovered. Based on the weight of all available evidence, both positive and negative, the Company records a valuation allowance against deferred income tax assets when it is more-likely-than-not that a future tax benefit will not be realized. When there is a change in judgment concerning the recovery of deferred income tax assets in future periods, a valuation allowance is recorded into earnings during the quarter in which the change in judgment occurred. As of June 30, 2018 and 2017, the Company has established a full valuation allowance.

The anticipated accumulated net operating loss carry forward from fiscal year 2018 is approximately $3,962,000 that will begin to expire in 2037. The Company has no uncertain tax positions as of June 30, 2018.

Note 12.  Major Customers and Sales by Geographic Location

During the fiscal years ended June 30, 2018 and 2017, no sales to any single customer exceeded 10% of total net sales.

The Company exports products to approximately 30 countries. Sales outside North America totaled approximately $3,606,000 or 5.6% of net sales, for the fiscal year ended June 30, 2018, compared to $814,000 or 2.3% of net sales, for the fiscal year ended June 30, 2017.

Note 13.  Common Stock and Common Stock Equivalents

On December 16, 2016, the shareholders approved an increase to the aggregate number of shares of common stock that the Company is authorized to issue from 50,000,000 shares to 100,000,000 shares.

For the year ended June 30, 2018, the Company granted 50,000 shares of restricted common stock to directors in connection with compensation arrangements and 53,853 shares to employees. For the year ended June 30, 2017, the Company granted 36,122 shares of restricted common stock to directors in connection with compensation arrangements and 106,932 shares to employees.

For the year ended June 30, 2018, the Company issued 3,041,935 shares of common stock in conversion of 3,041,935 shares of preferred stock.

For the year ended June 30, 2017, the Company issued 1,559,000 shares of common stock pursuant to the private placement with gross proceeds of $7,795,000 (see Note 14) used for the Hausmann acquisition and 6,173 shares for professional fees in conjunction with the acquisition.

The Company issued 290,445 shares of common stock during the fiscal year ended June 30, 2018 and 139,658 shares of common stock during the fiscal year ended June 30, 2017 as payment of preferred stock dividends.

The Company maintained a 2005 equity incentive plan for the benefit of employees. On June 29, 2015 the shareholders approved a new 2015 equity incentive plan setting aside 500,000 shares (“2015 Equity Plan”). The 2015 Equity Plan was filed with the SEC on September 3, 2015. Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other share-based awards may be granted under the plan. Awards granted under the plan may be performance-based. As of June 30, 2018, 162,361 shares of common stock remained authorized and reserved for issuance, but were not granted under the terms of the 2015 Equity Plan.

The Company granted options for the purchase of 70,000 shares of common stock under its 2015 Equity Plan during fiscal year 2018 and options for purchase of 49,500 shares during fiscal year 2017. The options were granted at not less than 100% of the market price of the stock at the date of grant. Option terms are determined by the board of directors or the compensation committee of the board of directors, and exercise dates may range from 6 months to 10 years from the date of grant.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2018	2017
Expected dividend yield	0%	0%
Expected stock price volatility	43% - 45%	47% - 54%
Risk-free interest rate	2.60% - 2.75%	1.84% - 2.02%
Expected life of options	4 -5 years	6 - 8 years

The weighted average fair value of options granted during fiscal year 2018 was $1.11. The following table summarizes the Company’s stock option activity during the reported fiscal years:

	2018			2017
			Weighted
		Weighted	average		Weighted
	Number	average	remaining	Number	average
	of	exercise	contractual	of	exercise
	shares	price	term	shares	price

Options outstanding at beginning of the year	166,990	$3.14	4.46 years	121,557	$3.33
Options granted	70,000	2.88	5.90 years	49,500	2.83
Options canceled or expired	(45,194)	5.00		(4,067)	4.86

Options outstanding at end of the year	191,796	$3.04	5.38 years	166,990	$3.14

Options exercisable at end of the year	56,843	$3.32		74,473	$4.46

Range of exercise prices at end of the year		$1.75 – 4.25			$1.75 – 5.55

The Company recognized $254,758 and $419,925 in stock-based compensation for the years ended June 30, 2018 and 2017, respectively, which is included in selling, general, and administrative expenses in the consolidated statements of operations. The stock-based compensation includes amounts for both restricted stock and stock options. Included in the stock-based compensation for fiscal year 2017 was $123,877, related to severance expenses that were settled with the issuance of common stock.

As of June 30, 2018, there was $203,014 of unrecognized stock-based compensation cost that is expected to be expensed over the next four years.

No options were exercised during fiscal years 2017 and 2018. The aggregate intrinsic value of the outstanding options as of June 30, 2018 and 2017 was $4,530 and $1,646, respectively.

Note 14.  Convertible Preferred Stock and Common Stock Warrants

On December 16, 2016 the shareholders approved an increase to the aggregate number of shares of preferred stock that the Company is authorized to issue from 5,000,000 shares to 50,000,000 shares.

On December 28, 2016, the Company completed a private placement with affiliates of Prettybrook Partners, LLC (“Prettybrook”) and certain other purchasers (collectively with Prettybrook, the “Series A Preferred Investors”) for the offer and sale of the remaining designated 390,000 shares of the Company’s Series A 8% Convertible Preferred Stock (the “Series A Preferred”) for gross proceeds of approximately $975,000. Proceeds from the private placement were recorded net of offering costs incurred. The Series A Preferred is convertible to common stock on a 1:1 basis. A forced conversion can be initiated based on a formula related to share price and trading volumes as outlined in the Certificate Designating the Preferences, Rights and Limitations of the Series A Preferred (“Series A Designation”). The dividend is fixed at 8% and is payable in either cash or common stock subject to conditions contained in the Series A Designation. This dividend is payable quarterly and equates to an annual payment of $400,000 in cash or a value in common stock based on the trading price of the stock on the date the dividend is declared. Certain redemption rights are attached to the Series A Preferred, but none of the redemption rights for cash are deemed outside the control of the Company. The redemption rights deemed outside the control of the Company require common stock payments or an increase in the dividend rate. The Series A Preferred includes a liquidation preference under which Series A Preferred Investors would receive cash equal to the stated value of their stock plus unpaid dividends. The Company filed a registration statement to register the underlying common shares associated with the Series A Preferred and the Series A Warrants on Form S-3 on January 28, 2017 and amended on February 1, 2017. The registration statement became effective on February 10, 2017.

The Series A Preferred votes on an as-converted basis, one vote for each share of common stock issuable upon conversion of the Series A Preferred, provided the number of shares of potential common stock eligible for voting by the Preferred Investors is 390,000.

The Preferred Investors purchased a total of 390,000 shares of Series A Preferred and common stock purchase warrants (collectively, the “Series A Warrants”) as follows: (i) A-Warrants, exercisable by cash exercise only, to purchase 292,500 shares of common stock, and (ii) B-Warrants, exercisable by “cashless exercise”, to purchase 292,500 shares of common stock, but only after exercise of holder’s A-Warrants. The Series A Warrants are exercisable for 72 months from the date of issuance and carry a put feature in the event of a change in control. The put right is not subject to derivative accounting as all equity holders are treated the same in the event of a change in control.

The Company’s shareholders originally authorized the issuance of 2,000,000 shares of the Series A Preferred in June, 2015. The Company sold and issued 1,610,000 shares of Series A Preferred in June 2015, leaving 390,000 shares available for future issuance. The remaining 390,000 shares were sold and issued in December 2016 as described above. The only difference between the shares of Series A Preferred issued in June 2015 and those issued in December 2016 is that the formula determining voting rights for the shares issued in June 2015 indicated a cutback in the voting power of those shares as required by the Series A Designation. The shares of Series A Preferred issued in December 2016 were not subject to any cutback. For information regarding the original issuance of the Series A Preferred in June 2015, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

In April 2017, the Company closed the private placement in which it raised gross proceeds of $7,795,000 pursuant to the terms of a Securities Purchase Agreement dated March 21, 2017 (the “Securities Purchase Agreement”). Certain accredited investors, including institutional investors (the “Series B Preferred Investors”) participated in the private placement pursuant to which the Company issued a total of 1,559,000 units at $5.00 per unit, with each unit made up of one share of common stock at $2.50 per share, one share of Series B Convertible Preferred Stock (“Series B Preferred”) at $2.50 per share, and a warrant to purchase 1.5 shares of Common Stock, exercisable at $2.75 per share for six years. Ladenburg Thalmann & Co. Inc. (“Ladenburg”) acted as placement agent in connection with the private placement and the Company paid Ladenburg fees and expenses related to placing certain investors in the private placement. The Series B Preferred is convertible to common stock on a 1:1 basis. A forced conversion can be initiated based on a formula related to share price and trading volumes as outlined in the Certificate Designating the Preferences, Rights and Limitations of the Series B Preferred (“Series B Designation”). The dividend is fixed at 8% and is payable in either cash or common stock subject to conditions contained in the Series B Designation. This dividend is payable quarterly and equates to an annual payment of $311,800 in cash or a value in common stock based on the trading price of the stock on the date the dividend is declared. Certain redemption rights are attached to the Series B Preferred, but none of the redemption rights for cash are deemed outside the control of the Company. The redemption rights deemed outside the control of the Company require common stock payments or an increase in the dividend rate. The Series B Preferred includes a liquidation preference, subject to the liquidation preference of the Series A Preferred, under which Series B Preferred Investors would receive cash equal to the stated value of their stock plus unpaid dividends. On April 14, 2017, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register the shares of common stock issued in this offering and the shares underlying conversion of the Series B Preferred and the exercise of warrants issued to the Series B Investors. The registration statement became effective on April 24, 2017.

In connection with the acquisition of Bird & Cronin on October 2, 2017, the Company issued 2,800,000 shares of Series C Convertible Preferred Stock (“Series C Preferred”) and warrants to purchase 1,400,000 shares of common stock (“Series C Warrants”), as well as 1,581,935 shares of its Series D Convertible Preferred Stock (the “Series D Preferred”). The Series C Warrants have an exercise price of $2.75 per share of common stock and a term of six years. The exercise of the Series C Warrants and the conversion of the Series C Preferred and Series D Preferred was subject to the prior approval of the Company’s shareholders as required under applicable Nasdaq Marketplace Rules. At the Company’s 2017 Annual Meeting of Shareholders, held on November 29, 2017, the Company sought and obtained that shareholder approval. Upon the receipt of the shareholder approval, each share of Series C Preferred and each share of Series D Preferred was automatically convertible into one share of common stock; provided, however, that the holders of the Series C Preferred were permitted to elect to retain the Series C Preferred and not convert, subject to future beneficial ownership limitations and forfeiture of preferential rights of their shares of Series C Preferred. On November 29, 2017, the Company issued 1,360,000 shares of common stock in conversion of 1,360,000 shares of Series C Preferred and 1,581,935 shares of common stock in conversion of all outstanding shares of the Series D Preferred.

During year ended June 30, 2018, the Company issued 100,000 shares of common stock upon conversion of 100,000 shares of Series B Preferred.

As of June 30, 2018, the Company currently had 2,000,000 shares of Series A Preferred and 1,459,000 shares of Series B Preferred outstanding, convertible into a total of 3,459,000 shares of common stock. Dividends payable on these shares accrue at the rate of 8% per year and are payable quarterly in stock or cash. The Company generally pays the dividends in stock. The formula for paying this dividend in common stock can change the effective yield on the dividend to more or less than 8% depending on the price of the stock at the time of issuance. As of June 30, 2018, the Company had 1,440,000 shares of Series C Preferred outstanding. The Series C Preferred shares are non-voting, do not receive dividends, and have no liquidation preferences or redemption rights.

In connection with each of the issuances of Series A Preferred, the Series B Preferred and the Series C Preferred, the Company recorded a deemed dividend related to a beneficial conversion feature, which reflects the difference between the underlying common share value of the Series A Preferred, the Series B Preferred, and the Series C Preferred shares as if converted, based on the closing price of the Company’s common stock on the date of the applicable transaction, less an amount of the purchase price assigned to the Series A Preferred, the Series B Preferred or the Series C Preferred, as applicable, in an allocation of purchase price between the preferred shares and common stock purchase warrants that were issued with the Series A Preferred, the Series B Preferred and the Series C Preferred. For the year ended June 30, 2018, the Company recorded deemed dividends of $1,023,786 associated with the Series C Preferred. For the year ended June 30, 2017, the Company recorded deemed dividends of $1,944,223 consisting of $375,858 associated with the Series A Preferred and $1,568,365 associated with the Series B Preferred. The deemed dividends are combined with net loss and payment of dividends on preferred stock to compute net loss applicable to common stockholders for purposes of calculating loss per share.

The Company chose to pay preferred stock dividends by issuing common shares valued at $772,719 in fiscal year 2018 and $370,672 in fiscal year 2017. At June 30, 2018, there was $189,869 in accrued dividends payable for the quarter ended June 30, 2018, which were paid by issuing 66,631 shares of common stock in July 2018. The Company also paid preferred stock dividends of $104,884 in cash in fiscal year 2018 and $16,241 in cash in fiscal year 2017.

In case of liquidation, dissolution or winding up of the Company, preferred stock has preferential treatment beginning with the Series A Preferred, then the Series B Preferred, followed by the Series C Preferred. After preferential amounts, if any, to which the holders of preferred stock may be entitled, the holders of all outstanding shares of common stock shall be entitled to share ratably in the remaining assets of the Company. Liquidation preference is as follows:

	Shares Designated	Shares Outstanding	Liquidation Value/ Preference
Series A Preferred	2,000,000	2,000,000	$5,000,000
Series B Preferred	1,800,000	1,459,000	3,647,500
Series C Preferred	2,800,000	1,440,000	-

Note 15.  Accrued Payroll and Benefits Expense

As of June 30, 2018 and 2017, accrued payroll and benefits expense was $1,929,465 and $1,472,773, respectively. Included in the balance as of June 30, 2018 and 2017, was $473,146 and $200,000, respectively, of accrued severance expense for Company personnel including one executive officer. As of June 30, 2018 and 2017, long-term severance accrual included in other liabilities was $258,145 and $0, respectively. Payments will be made in cash over a two year period. The Company recognized $978,433 and $58,182 in severance expense during the year ended June 30, 2018 and 2017, respectively, related to the termination of Company personnel. Severance expense is included in selling, general, and administrative expenses.

On August 1, 2018, the Company implemented a reduction of its workforce by four employees to better align its resources with the needs of its business and focus on improving profitability. The Company expects that it will incur severance expense of approximately $85,000, in connection with this reduction in force, which will be recorded in the first fiscal quarter of 2019.

Note 16.  Employee Benefit Plan

The Company has three deferred savings plans which qualify under Internal Revenue Code Se ction 401(k).

The first plan covers all employees of Dynatronics Corporation, (the “Parent Company”), who have at least one month of service and who are age 20 or older. For fiscal years 2018, and 2017, the Parent Company made matching contributions of 25% of the first $2,000 of each employee’s contribution, with a six-year vesting schedule. Contributions to the plan for fiscal years 2018 and 2017 were $11,852 and $45,294, respectively. Matching contributions for future years are at the discretion of the board of directors.

The second plan covers all employees of Hausmann Enterprises LLC, who have at least twelve months of service and who are age 21 or older. For the fiscal years 2018 and 2017, Hausmann Enterprises LLC made matching contributions of 50% of the first 6% of each employee’s deferred contribution up to a maximum of 3% of compensation, with a six-year vesting schedule. Contributions to the plan for fiscal years 2018 and 2017 were $104,347 and $93,000, respectively.

The third plan covers all employees of Bird & Cronin LLC, who have at least six months of service and who are age 21 or older. For the fiscal year 2018, Bird & Cronin LLC made matching contributions of 100% of the first 5% of each employee’s contribution up to a maximum of 5% of compensation, with a six-year vesting schedule. Contributions to the plan for fiscal year 2018 was $164,772.

Note 17.  Liquidity and Capital Resources

As of June 30, 2018, the Company had $1,696,116 in cash, compared to $254,705 as of June 30, 2017. During fiscal year 2018, the Company had positive cash flows from operating activities. The Company believes that its existing revenue stream, cash flows from consolidated operations, current capital resources, and borrowing availability under the Line of Credit provide sufficient liquidity to fund operations through at least September 30, 2019.

On March 31, 2017, the Company entered into a Line of Credit agreement (see Note 7). As of June 30, 2018 there was approximately $1,370,000 of additional borrowing capacity related to this Line of Credit. To fully execute on its business strategy of acquiring other entities, the Company will need to raise additional capital. Absent additional financing, the Company may have to curtail its current acquisition strategy.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 ("Exchange Act"), as of June 30, 2018. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2018, our disclosure controls and procedures were effective, at a reasonable assurance level, to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2018. In making this assessment, management used the criteria that have been set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting as of June 30, 2018 is effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting since we are a smaller reporting company under the rules of the SEC. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

During the year we acquired the assets of Bird & Cronin. We have established oversight, procedures, and controls to safeguard the assets and ensure accurate financial reporting for the Bird & Cronin subsidiary. There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Exhibits and Index

(1)           A list of the financial statements filed as part of this Annual Report on Form 10-K is set forth in the index to consolidated financial statements on Page 29 and is incorporated herein by reference

(2)           An index of exhibits incorporated by reference or filed with this Annual Report on Form 10-K is provided below.

Exhibit Number	Description of Exhibit	Filing Reference
3.1(a)	Asset Purchase Agreement, dated September 26, 2017, by and between Dynatronics Corporation and Bird & Cronin, Inc.	Exhibit 10.1 to Current Report on Form 8-K filed September 27, 2017
3.1(b)	Amended and Restated Articles of Incorporation of Dynatronics Corporation	Exhibit 3.1 to Registration Statement on Form S-3 filed January 27, 2017
3.1(c)	Certificate Designating the Preferences, Rights and Limitations of the Series A 8% Convertible Preferred Stock of the Registrant (Corrected)	Exhibit 3.1 to Current Report on Form 8-K, (File No. 000-12697) filed July 1, 2015
3.1(d)	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock of Dynatronics Corporation	Exhibit 3.1 to Current Report on Form 8-K filed April 4, 2017
3.1(e)	Certificate of Designation of Rights and Preferences of Series C Non-Voting Convertible Preferred Stock as filed with the Utah Division of Corporations and Commercial Code September 29, 2017	Exhibit 3.1 to Current Report on Form 8-K filed October 6, 2017
3.1(f)	Certificate of Designation of Rights and Preferences of Series D Non-Voting Convertible Preferred Stock as filed with the Utah Division of Corporations and Commercial Code September 29, 2017	Exhibit 3.2 to Current Report on Form 8-K filed October 6, 2017
4.2(a)	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 (file no. 00-285045), filed July 11, 1983
4.2(b)	Specimen Series A 8% Convertible Preferred Stock Certificate	Exhibit 4.2 to Registration Statement on Form S-3 (file no. 333-205934) filed July 29, 2015
4.2(c)	Specimen Series B Convertible Preferred Stock Certificate	Exhibit 4.2 to Registration Statement on Form S-3 (file no. 333-217322) filed April 14, 2017
4.1(d)	Form of Common Stock Purchase Warrant (A Warrant) 2015 A Warrant	Exhibit 4.1 to Current Report on Form 8-K (file no. 000-12697) filed July 1, 2015
4.1(e)	Form of Common Stock Purchase Warrant (B Warrant) 2015 B Warrant	Exhibit 4.2 to Current Report on form 8-K (file no. 000-12697) filed July 1, 2015

4.1(f)	Form of Common Stock Purchase Warrant 2017	Exhibit 4.2 of Current Report on Form 8-K (file no. 000-12697) filed March 22, 2017
4.1(g)	Form of Common Stock Purchase Warrant (September 2017)	Exhibit 4.1 of Current Report on Form 8-K (file no. 000-12697) filed September 27, 2017
10.1	Loan and Security Agreement with Bank of the West	Exhibit 10.1 to Current Report on form 8-K filed April 4, 2017
10.2	Dynatronics Corporation 2015 Equity Incentive Award Plan and Forms of Statutory and Non- Statutory Stock Option Awards	Exhibit 4.1 to Registration Statement on form S-8, effective September 3, 2015
10.3	Employment contract with Kelvyn H. Cullimore, Jr.	Exhibit 10.1 to Current Report on Form 8-K on March 28, 2012
10.4	Severance agreement for Larry Beardall	Exhibit 10.7 to Current Report on Form 8-K filed September 30, 2016
10.5	Severance agreement for Bob Cardon	Exhibit 10.8 to Current Report on Form 8-K filed September 30, 2016
10.6	Lease Agreement, dated October 2, 2017, by and between Dynatronics Corporation and Trapp Road Limited Liability Company	Exhibit 10.2 to Current Report on Form 8-K filed October 6, 2017
10.7	Securities Purchase Agreement dated September 26, 2017, by and between Dynatronics Corporation and each of the Investors signatory thereto	Exhibit 10.3 to Current Report on Form 8-K filed September 27, 2017
10.8	Form of Registration Rights Agreement to be entered into by and between Dynatronics Corporation and each Investor signatory thereto	Exhibit 10.4 to Current Report on Form 8-K filed September 27, 2017
10.9	Modification Agreement, dated October 2, 2017 among Dynatronics Corporation, Hausmann Enterprises, LLC and Bird & Cronin, LLC as Borrowers and Bank of the West	Exhibit 10.6 to Current Report on Form 8-K filed October 6, 2017
10.10	Employment contract with Chris R. von Jako, Ph.D.	Exhibit 10.1 to Current Report on Form 8-K filed June 26, 2018
10.11	Waiver and Modification Agreement, dated July 13, 2018 among Dynatronics Corporation, Hausmann Enterprises, LLC and Bird & Cronin, LLC as Borrowers and Bank of the West	Filed herewith
21	Subsidiaries of the registrant	Filed herewith
23.1	Consent of Tanner LLC	Filed herewith

31.1	Certification under Rule 13a-14(a)/15d-14(a) of principal executive officer	Filed herewith
31.2	Certification under Rule 13a-14(a)/15-14(a) of principal accounting officer and principal financial officer	Filed herewith
32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	Filed herewith
101.INS**	XBRL Instance Document	Filed herewith
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.PRE**	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

**
Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNATRONICS CORPORATION

Date: September 27, 2018	By:	/s/ Christopher R. von Jako, Ph.D.
Christopher R. von Jako, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 27, 2018	By:	/s/ Christopher R. von Jako, Ph.D.
Christopher R. von Jako, Ph.D.
Chief Executive Officer (Principal Executive Officer)

/s/ David A. Wirthlin
David A. Wirthlin
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

/s/ Kelvyn H. Cullimore, Jr.
Kelvyn H. Cullimore, Jr.
Director

/s/ Erin S. Enright
Erin S. Enright
Director, Chairman

/s/ David B. Holtz
David B. Holtz
Director

/s/ Scott A. Klosterman
Scott A. Klosterman
Director

/s/ Brian M. Larkin
Brian M. Larkin
Director

/s/ R. Scott Ward, Ph.D.
R. Scott Ward, Ph.D.
Director