Form 10-Q
period 2018-09-30
DYNATRONICS CORP
filed 2018-11-13
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 6, 2019, there were 8,188,815 shares of the registrant’s common stock outstanding.

DYNATRONICS CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

DYNATRONICS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	September 30, 2018	June 30, 2018
Current assets:
Cash and cash equivalents	$436,697	$1,696,116
Trade accounts receivable, less allowance for doubtful accounts of $357,817 as of September 30, 2018 and $370,300 as of June 30, 2018	8,529,395	7,810,846
Other receivables	60,457	52,819
Inventories, net	10,524,115	10,987,855
Prepaid expenses	866,027	778,654
Income tax receivable	97,285	95,501

Total current assets	20,513,976	21,421,791

Property and equipment, net	5,917,095	5,850,899
Intangible assets, net	6,950,872	7,131,758
Goodwill	7,116,614	7,116,614
Other assets	533,141	532,872

Total assets	$41,031,698	$42,053,934

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,043,843	$3,412,960
Accrued payroll and benefits expense	1,529,276	1,929,465
Accrued expenses	1,111,742	830,243
Warranty reserve	205,850	205,850
Line of credit	5,029,712	6,286,037
Current portion of long-term debt	166,587	164,003
Current portion of capital lease obligations	225,801	226,727
Current portion of deferred gain	150,448	150,448
Current portion of acquisition holdback and earn-out liability	1,879,512	1,379,512

Total current liabilities	14,342,771	14,585,245

Long-term debt, net of current portion	260,719	303,348
Capital lease obligations, net of current portion	2,915,132	2,972,540
Deferred gain, net of current portion	1,491,941	1,529,553
Acquisition holdback and earn-out liability, net of current portion	-	875,000
Other liabilities	285,094	411,466

Total liabilities	19,295,657	20,677,152
Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value: Authorized 50,000,000 shares; 4,899,000 shares and 4,899,000 shares issued and outstanding as of September 30, 2018 and June 30, 2018, respectively	11,641,816	11,641,816
Common stock, no par value: Authorized 100,000,000 shares; 8,161,029 shares and 8,089,398 shares issued and outstanding as of September 30, 2018 and June 30, 2018, respectively	20,455,402	20,225,107
Accumulated deficit	(10,361,177)	(10,490,141)

Total stockholders' equity	21,736,041	21,376,782

Total liabilities and stockholders' equity	$41,031,698	$42,053,934

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	September 30,
	2018	2017

Net sales	$17,065,836	$12,797,971
Cost of sales	11,518,611	8,458,580
Gross profit	5,547,225	4,339,391

Selling, general, and administrative expenses	5,496,623	4,074,550
Operating income	50,602	264,841

Other income (expense):
Interest expense, net	(120,842)	(76,808)
Other income, net	385,841	10,614
Net other income (expense)	264,999	(66,194)

Income before income taxes	315,601	198,647

Income tax provision	-	-

Net income	315,601	198,647

Convertible preferred stock dividend, in common stock	(186,637)	(187,061)

Net income attributable to common stockholders	$128,964	$11,586

Net income per common share
Basic	$0.02	$0.00
Diluted	$0.02	$0.00

Weighted-average common shares outstanding:
Basic	8,160,431	4,748,049
Diluted	8,400,824	4,748,309

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$315,601	$198,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	130,358	67,822
Amortization of intangible assets	180,886	71,283
Amortization of other assets	12,189	86,245
Amortization of capital lease assets	68,617	62,983
Gain on sale of property and equipment	-	(5,197)
Stock-based compensation expense	43,658	71,786
Change in allowance for doubtful accounts receivable	(12,483)	(9,118)
Change in allowance for inventory obsolescence	(31,046)	(11,827)
Amortization of deferred gain on sale/leaseback	(37,612)	(37,612)
Change in fair value of earn-out liability	(375,000)	-
Change in operating assets and liabilities:
Trade accounts receivable	(713,704)	(652,811)
Inventories	255,680	255,111
Prepaid expenses	(87,373)	(88,905)
Other assets	(12,458)	(152,637)
Income tax payable/receivable	(1,784)	1,152
Accounts payable and accrued expenses	385,821	601,901

Net cash provided by operating activities	121,350	458,823

Cash flows from investing activities:
Purchase of property and equipment	(26,065)	(24,779)
Proceeds from sale of property and equipment	-	10,905

Net cash used in investing activities	(26,065)	(13,874)

Cash flows from financing activities:
Principal payments on long-term debt	(40,045)	(35,485)
Principal payments on long-term capital lease	(58,334)	(47,446)
Net change in line of credit	(1,256,325)	4,931,491

Net cash (used in) provided by financing activities	(1,354,704)	4,848,560

Net change in cash and cash equivalents	(1,259,419)	5,293,509

Cash and cash equivalents at beginning of the period	1,696,116	254,705

Cash and cash equivalents at end of the period	$436,697	$5,548,214

Supplemental disclosure of cash flow information:
Cash paid for interest	$133,811	$78,301
Supplemental disclosure of non-cash investing and financing activity:
Preferred stock dividends paid or to be paid in common stock	186,637	187,061
Inventory reclassified to demonstration equipment	239,106	-

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2018

Note 1. Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated balance sheets as of September 30, 2018 and June 30, 2018, the condensed consolidated statements of operations for the three months ended September 30, 2018 and 2017, and condensed consolidated statements of cash flows for the three months ended September 30, 2018 and 2017, should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended June 30, 2018 included in the Dynatronics Corporation and subsidiaries (the “Company”) Annual Report on Form 10-K (“Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 27, 2018. The accompanying financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of our management, the accompanying condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows. The September 30, 2018 condensed consolidated balance sheet was derived from audited financial statements, but does not include all GAAP disclosures. The unaudited condensed consolidated financial statements for the interim periods are not necessarily indicative of results for the full year.

The preparation of these unaudited condensed consolidated financial statements requires our management to make estimates and judgments that affect the amounts reported in the financial statements and the accompanying notes. The Company’s actual results may differ from these estimates under different assumptions or conditions.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses for the three months ended September 30, 2018 and 2017 totaled $11,306 and $251,848, respectively. Research and development expenses are included in Selling, general, and administrative expenses in the condensed consolidated statement of operations.

Reclassification

Certain amounts in the prior year's condensed consolidated statement of operations have been reclassified for comparative purposes to conform to the presentation in the current year's condensed consolidated statement of operations.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (Topic 842,) a new guidance on leases. This guidance replaces the prior lease accounting guidance in its entirety. The underlying principle of the new standard is the recognition of lease assets and lease liabilities by lessees for substantially all leases, with an exception for leases with terms of less than twelve months. The standard also requires additional quantitative and qualitative disclosures. The guidance is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The standard requires a modified retrospective approach, which includes several optional practical expedients. Accordingly, the standard is effective for the Company on July 1, 2019. The Company is currently evaluating the impact that this guidance will have on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This authoritative accounting guidance related to revenue from contracts with customers. This guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. The Company adopted this updated accounting guidance beginning July 1, 2018, using the modified retrospective method. This adoption did not have a material impact on the Company’s consolidated financial statements other than additional disclosures (see Note 10) as the timing of revenue recognition under the new standard is not materially different from our previous revenue recognition policy. Based on our analysis of open contracts as of July 1, 2018, the cumulative effect of applying the new standard was not material.

Note 2. Acquisitions

Bird & Cronin

On October 2, 2017, the Company, through its wholly-owned subsidiary Bird & Cronin, LLC, completed the purchase of substantially all the assets of Bird & Cronin, Inc. (“Bird & Cronin”), a manufacturer and distributor of orthopedic soft goods and specialty patient care products. The purchase price is subject to an earn-out payment ranging from $500,000 to $1,500,000, based on sales in fiscal year 2019. The amount recognized for the earn-out liability was $875,000 as of June 30, 2018. The amount recognized for the earn-out liability was decreased by $375,000 to $500,000 as of September 30, 2018. The change in the fair value of the earn-out liability is included in other income in the accompanying condensed consolidated statements of operations. The earn-out liability is combined with the acquisition holdback in the accompanying condensed consolidated balance sheets.

In addition, the Company has withheld approximately 185,000 shares of common stock to be released to Bird & Cronin pursuant to the holdback provisions in the asset purchase agreement. These shares are included in common stock on the Company’s balance sheet at September 30, 2018. Certain principals of Bird & Cronin are holders of the Company’s issued and outstanding common stock and two of the principals, Michael Cronin and Jason Anderson, are employees of the Company.

As of September 30, 2018, the earn-out liability and holdbacks of $1,129,512 are payable, contingent upon the terms set forth in the purchase agreement, as follows:

October 2, 2018	$162,845
April 2, 2019	466,667
August 15, 2019	500,000
Acquisition holdback and earn-out liability	$1,129,512

 On October 2, 2018, the Company released to Bird & Cronin $162,845 and 54,572 shares of common stock pursuant to the holdback provisions of the purchase agreement.

Hausmann

On April 3, 2017, the Company, through its wholly-owned subsidiary Hausmann Enterprises, LLC, completed the purchase of substantially all the assets of Hausmann Industries, Inc. (“Hausmann”), a manufacturer of physical therapy rehabilitation equipment.

The purchase price included a holdback of cash totaling $1,044,744 for purposes of satisfying adjustments to the purchase price and indemnification claims, if any. In the second and third fiscal quarters of 2018, the Company released $44,744 and $250,000, respectively, of the holdback to the sellers. As of September 30, 2018, the Company retained a holdback of $750,000 due to be paid to the seller. On October 3, 2018, the Company released the remaining holdback amount totaling $750,000. Certain principals of Hausmann are holders of the Company’s Series B Convertible Preferred Stock (the "Series B Preferred") and one of the principals, David Hausmann, is an employee of the Company.

Note 3. Net Income per Common Share

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

The reconciliations between the basic and diluted weighted-average number of common shares outstanding for the three months ended September 30 are as follows:

	2018	2017
Basic weighted-average number of common shares outstanding during the period	8,160,431	4,748,049
Weighted-average number of dilutive potential common shares outstanding during the period	240,393	260
Diluted weighted-average number of common and potential common shares outstanding during the period	8,400,824	4,748,309

Certain outstanding options, warrants and convertible preferred stock for common shares are not included in the computation of diluted net income per common share because they were anti-dilutive, which for the three months ended September 30, 2018, and 2017, totaled 2,776,106 and 8,910,190, respectively.

Note 4. Convertible Preferred Stock and Common Stock Warrants

During the three months ended September 30 2017, the Company issued 75,000 shares of common stock upon conversion of 75,000 shares of Series B Preferred. No conversions occurred during the quarter ended September 30, 2018. As of September 30, 2018, the Company had issued and outstanding a total of 2,000,000 shares of Series A 8% Convertible Preferred Stock (“Series A Preferred”) and 1,459,000 shares of Series B Preferred outstanding. The Series A Preferred and Series B Preferred are convertible into a total of 3,459,000 shares of common stock. Dividends payable on these preferred shares accrue at the rate of 8% per year and are payable quarterly in stock or cash at the option of the Company. The Company generally pay the dividends on the preferred stock by issuring shares of our common stock. The formula for paying this dividend using common stock in lieu of cash can change the effective yield on the dividend to more or less than 8% depending on the market price of the common stock at the time of issuance. As of September 30, 2018, there were also issued and outstanding 1,440,000 shares of Series C Non-Voting Convertible Preferred Stock (“Series C Preferred”). The Series C Preferred shares are non-voting, do not receive dividends, and have no liquidation preferences or redemption rights.

Note 5. Comprehensive Income

For the three months ended September 30, 2018 and 2017, comprehensive income was equal to the net income as presented in the accompanying condensed consolidated statements of operations.

Note 6. Inventories

Inventories consisted of the following:

	September 30, 2018	June 30, 2018
Raw materials	$5,602,615	$6,216,150
Work in process	576,780	625,830
Finished goods	4,772,063	4,604,264
Inventory obsolescence reserve	(427,343)	(458,389)
	$10,524,115	$10,987,855

Note 7. Related-Party Transactions

The Company leases office, manufacturing and warehouse facilities in Detroit, Michigan, Hopkins, Minnesota, Northvale, New Jersey and Eagan, Minnesota from employees, shareholders and entities controlled by shareholders, who were previously principals of businesses acquired by the Company. The combined expenses associated with these related-party transactions totaled $261,780 and $108,000 for the three months ended September 30, 2018 and 2017, respectively.

Certain significant shareholders, officers and directors of the Company have from time to time participated as investors in the private placements of the Company’s equity securities. The terms of these offerings were reviewed and approved by disinterested members of the Company’s Board of Directors who did not invest in the private placements in question. The affiliated investors who participated in these offerings did so on terms that were no more favorable than the terms granted to investors who were not affiliated with the Company.

Note 8. Line of Credit

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

On September 28, 2017, the Company modified the Line of Credit to provide asset-based financing to be used for funding the Bird & Cronin acquisition and for operating capital. The Line of Credit, as amended, provided for revolving credit borrowings by the Company in an amount up to the lesser of $11,000,000 or the calculated borrowing base. The Line of Credit, as amended, matures September 30, 2019.

On July 13, 2018, the Company further amended the Line of Credit to modify the maximum monthly consolidated leverage and a minimum monthly consolidated fixed charge coverage ratio. An additional modification was executed on November 9, 2018, to extend the maturity date to December 15, 2020.

Borrowings on the Line of Credit were $5,029,712 and $6,286,037 as of September 30, 2018 and June 30, 2018, respectively. As of September 30, 2018, there was approximately $3,456,000 available to borrow.

Note 9. Accrued Payroll and Benefits Expense

As of September 30, 2018 and June 30, 2018, the accrued payroll and benefits expense balance included $499,038 and $473,146, respectively, of accrued severance expense. As of September 30, 2018 and June 30, 2018, long-term severance accrual included in other liabilities was $125,000 and $258,145, respectively. Quarterly payments will be made in cash through March 31, 2020. The Company recognized $103,858 in severance expense during the three months ended September 30, 2018 related to the termination of four employees on August 1, 2018. Severance expense is included in selling, general, and administrative expenses.

Note 10.  Revenue

On July 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, which establishes principles for recognizing revenue and reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance was applied using the modified retrospective transition method. The adoption of this guidance had no material impact on the amount and timing of revenue recognized, therefore, no adjustments were recorded to the consolidated financial statements upon adoption. For the quarter ended September 30, 2018, revenue recognized would not have differed materially had revenue continued to be recognized under ASC 605.

Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied which occurs upon the transfer of control of a product. This occurs either upon shipment or delivery of goods, depending on whether the contract is FOB origin or FOB destination. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products to a customer.

Contracts sometimes allow for forms of variable consideration including rebates and incentives. In these cases, the Company estimates the amount of consideration to which it will be entitled in exchange for transferring products to customers utilizing the most likely amount method. Rebates and incentives are estimated based on contractual terms or historical experience and a liability is maintained for rebates and incentives that have been earned but are unpaid. As of September 30, 2018 and 2017, the rebate liability was $164,000 and $0, respectively. The rebate liability is included in accrued expenses in the accompanying condensed consolidated balance sheets.

Revenue is reduced by estimates of potential future contractual discounts including prompt payment discounts. Provisions for contractual discounts are recorded as a reduction to revenue in the period sales are recognized. Estimates are made of the contractual discounts that will eventually be incurred. Contractual discounts are estimated based on negotiated contracts and historical experience. As of September 30, 2018 and 2017, the allowance for sales discounts was $14,500 and $0, respectively. The allowance for sales discounts is included in trade accounts receivable, less allowance for doubtful accounts in the accompanying condensed consolidated balance sheets.

The Company made an accounting policy election to account for shipping and handling activities as fulfillment activities. As such, shipping and handling are not considered promised services to our customers. Costs for shipping and handling of products to customers are recorded as cost of sales.

The following table disaggregates revenue by major product category for the three months ended September 30:

	2018	2017
Orthopedic Soft Goods and Medical Supplies	$7,692,115	$2,195,788
Physical Therapy and Rehabilitation Equipment	9,224,895	10,418,155
Other	148,826	184,028
	$17,065,836	$12,797,971

NOTE 11. SUBSEQUENT EVENTS

In October 2018, the Company paid approximately $190,000 of preferred stock dividends with respect to the Series A Preferred and Series B Preferred that accrued during the three months ended September 30, 2018, by issuing 65,494 shares of common stock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

 This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following section, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements refer to our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” “intends,” and “potential,” among others. Forward-looking statements include, but are not limited to, statements regarding product development, market acceptance, financial performance, revenue and expense levels in the future and the sufficiency of existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements, except as required by law.

We have based our forward-looking statements on management’s current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained in this report. Some of the risks and uncertainties that may cause actual results to differ from those expressed or implied in the forward-looking statements are described in the section “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, filed with the SEC, as well as in our other public filings with the SEC. In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended June 30, 2018, and our other filings, including Current Reports on Form 8-K, that we have filed with the SEC through the date of this report. We have rounded many numbers to the nearest thousand dollars in the following analysis. These numbers should be read as approximate. All inter-company transactions have been eliminated. Our fiscal year ends on June 30. For example, reference to fiscal year 2019 refers to the year ending June 30, 2019. This report covers the first quarter of fiscal year 2019. Results of operations for the first fiscal quarter are not necessarily indicative of the results that may be achieved for the full fiscal year ending June 30, 2019. Reference to the “Company” or “Dynatronics” in this report means Dynatronics Corporation, a Utah corporation.

Overview

Dynatronics Corporation (“Company,” “Dynatronics,” “we”) designs, manufactures, markets, and distributes orthopedic soft goods, medical supplies, and physical therapy, rehabilitation, and athletic training products. Through our various distribution channels, we market and sell to orthopedists, physical therapists, chiropractors, athletic trainers, sports medicine practitioners, clinics, and hospitals.

Results of Operations

 Net Sales

Net sales increased $4,268,000, or 33.3%, to $17,066,000 for the quarter ended September 30, 2018, compared to net sales of $12,798,000 for the quarter ended September 30, 2017. The year-over-year increase in net sales was driven by our acquisition of Bird & Cronin in October 2017, which contributed $5,872,000 in net sales in the quarter ended September 30, 2018. This increase was partially offset lower sales of physical therapy and rehabilitation equipment and medical supplies of approximately $1,604,000 compared to the prior year period.

Gross Profit

Gross profit for the quarter ended September 30, 2018 increased $1,208,000, or about 27.8%, to $5,547,000, or 32.5% of net sales. By comparison, gross profit for the quarter ended September 30, 2017 was $4,339,000, or 33.9% of net sales. The year-over-year increase in gross profit was attributable to the acquisition of Bird & Cronin that contributed $2,065,000 in gross profit in the quarter ended September 30, 2018. Gross profit in the quarter ended September 30, 2018 was adversely affected by approximately $857,000 primarily due to: (1) lower sales which accounted for approximately $536,000 in lower gross profit, and (2) reduced gross margin percentage resulting in $321,000 lower gross profit. The year-over-year decrease in gross margin percentage to 32.5% from 33.9% was due primarily to physical therapy and rehabilitation equipment sales, which had a lower gross margin percentage in the quarter ended September 30, 2018.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $1,422,000, or 34.9%, to $5,497,000 for the quarter ended September 30, 2018, compared to $4,075,000 for the quarter ended September 30, 2017. Selling expenses represented $200,000 of the increase in SG&A expenses, including an increase of $569,000 associated with the acquired Bird & Cronin operations, partially offset by $369,000 in lower selling costs due primarily to lower commission expense on lower sales during the quarter. General and administrative (“G&A”) expenses represented $1,463,000 of the increase in SG&A expenses. The primary components of the increase in G&A expenses included: (1) $1,174,000 added by the acquired Bird & Cronin operations; (2) $104,000 in severance expense; (3) $210,000 in other G&A expenses; and (4) $183,000 in increased salaries and benefits. Increased G&A expense in the quarter ended September 30, 2018 was partially offset by a $208,000 decrease in acquisition expenses compared to the prior year period. Research and development (“R&D”) expenses for the quarter ended September 30, 2018 decreased $241,000, or 95.5%, to $11,000 from $252,000 in the quarter ended September 30, 2017. The decrease is primarily due to the re-purposing of our engineering resources to operational improvements.

Net Income Before Income Tax

Pre-tax income for the quarter ended September 30, 2018 was $316,000 compared to $199,000 for the quarter ended September 30, 2017. The $117,000 improvement in pre-tax income was attributable to the impact of (1) $1,208,000 improvement in gross profit and (2) $375,000 increase in other income due to the change in the fair value of the earn-out payment related to the Bird & Cronin acquisition offset by (1) $1,422,000 in increased SG&A expenses and (2) $44,000 in increased interest expense due to an increase in the average balance of our line of credit.

Income Tax Provision (Benefit)

Income tax provision was $0 for both quarters ended September 30, 2018 and 2017. See Liquidity and Capital Resources - Deferred Income Tax Assets below for more information.

Net Income

Net income was $316,000 for the quarter ended September 30, 2018, compared to $199,000 for the quarter ended September 30, 2017. The reasons for the changes in net income are the same as explained above under the heading Net Income Before Income Tax.

Net Income Attributable to Common Stockholders

Net income attributable to common stockholders increased $117,000 to $129,000 for the quarter ended September 30, 2018, compared to $12,000 for the quarter ended September 30, 2017. The increase in net income attributable to common stockholders for the quarter is due primarily to a $117,000 increase in net income. On a per share basis, net income attributable to common stockholders was $0.02 per share for the quarter ended September 30, 2018, compared to $0.00 per share for the quarter ended September 30, 2017.

Liquidity and Capital Resources

We have historically financed operations through cash from operating activities, available cash reserves, borrowings under a line of credit facility (see, Line of Credit, below) and proceeds from the sale of our equity securities. During the quarter ended September 30, 2018, we had positive cash flows from operating activities. We believe that our existing revenue stream, cash flows from consolidated operations, current capital resources, and borrowing availability under the line of credit provide sufficient liquidity to fund operations through at least November 13, 2019.

Working capital was $6,171,000 as of September 30, 2018, compared to working capital of $6,837,000 as of June 30, 2018. The current ratio was 1.4 to 1 as of September 30, 2018 and 1.5 to 1 as of June 30, 2018.

Cash and Cash Equivalents

Our cash and cash equivalents position decreased $1,259,000 to $437,000 as of September 30, 2018, compared to $1,696,000 as of June 30, 2018. The primary source of cash in the three months ended September 30, 2018, was approximately $121,000 of net cash provided by operating activities.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, increased approximately $719,000, or 9.2%, to $8,529,000 as of September 30, 2018, from $7,811,000 as of June 30, 2018. Trade accounts receivable represents amounts due from our customers including dealers and distributors that purchase our products for redistribution, medical practitioners, clinics, hospitals, colleges, universities and sports teams. We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical experience and relationships with our customers. Accounts receivable are generally collected within approximately 40 days of invoicing.

Inventories

Inventories, net of reserves, decreased $464,000 or 4.2%, to $10,524,000 as of September 30, 2018, compared to $10,988,000 as of June 30, 2018. Inventory levels fluctuate based on timing of large inventory purchases from domestic and overseas suppliers as well as variations in sales and production activities. We believe that our allowance for inventory obsolescence is adequate based on our analysis of inventory, sales trends, and historical experience.

Accounts Payable

Accounts payable increased approximately $631,000 or 18.5%, to $4,044,000 as of September 30, 2018, from $3,413,000 as of June 30, 2018. The increase was driven primarily by an increase in the average time to pay suppliers.

Line of Credit

Our line of credit balance decreased $1,256,000 to $5,030,000 as of September 30, 2018, compared to $6,286,000 as of June 30, 2018. The decrease was driven primarily by a decrease in our cash balance by approximately $1,259,000 with the remaining increase being used to fund working capital requirements.

Debt

Long-term debt, excluding current installments, decreased $42,000 to $261,000 as of September 30, 2018, compared to $303,000 as of June 30, 2018. Our long-term debt is primarily comprised of the mortgage loan on our office and manufacturing facility in Tennessee and also includes loans related to equipment and a vehicle. The principal balance on the mortgage loan was approximately $344,000 of which $203,000 is classified as long-term debt, with monthly principal and interest payments of $13,278 through January 2021.

In conjunction with the sale and leaseback of our corporate headquarters in August 2014, we entered into a $3,800,000 lease for a 15-year term with an investor group. That sale generated a profit of $2,300,000 which is being recorded monthly over the life of the lease at $13,000 per month, or approximately $150,000 per year. The building lease is recorded as a capital lease with the related amortization being recorded on a straight line basis over 15 years at approximately $252,000 per year. Lease payments, currently approximately $27,000, are payable monthly and increase annually by approximately 2% per year over the life of the lease. Total accumulated amortization related to the leased building is approximately $1,050,000 at September 30, 2018. Imputed interest for the quarter ended September 30, 2018, was approximately $43,000.

Deferred Income Tax Assets

A valuation allowance is required when there is significant uncertainty as to the realizability of deferred income tax assets. The ability to realize deferred income tax assets is dependent upon our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have determined that we do not meet the “more likely than not” threshold that deferred income tax assets will be realized. Accordingly, a valuation allowance is required. Any reversal of the valuation allowance in future periods will favorably impact our results of operations in the period of reversal. As of September 30, 2018 and June 30, 2018, we recorded a full valuation allowance against our net deferred income tax assets. This resulted in no reported income tax expense associated with the operating profit reported during the three months ended September 30, 2018.

Stock Repurchase Plans

We have a stock repurchase plan available to us at the discretion of the Board of Directors. Approximately $449,000 remained of this authorization as of September 30, 2018. No purchases have been made under this plan since September 28, 2011.

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no off-balance sheet arrangements.

Critical Accounting Policies

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K for the year ended June 30, 2018. There have been no material changes to the critical accounting policies previously disclosed in that report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information presented for the year ended June 30, 2018.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits

31.1	Certification under Rule 13a-14(a)/15d-14(a) of principal executive officer

31.2	Certification under Rule 13a-14(a)/15d-14(a) of principal financial officer and principal accounting officer

32.1	Certificate pursuant to section 18 U.S.C. Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 of principal executive officer

32.2	Certificate pursuant to section 18 U.S.C. Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 of principal financial officer and principal accounting officer

101.INS	XBRL Instance Document

101.CAL	XBRL Taxonomy Extension Schema Document

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNATRONICS CORPORATION

Date: November 13, 2018	By:	/s/ Christopher R. von Jako, Ph.D.
Christopher R. von Jako, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2018	By:	/s/ David A. Wirthlin
David A. Wirthlin
Chief Financial Officer (Principal Financial and Accounting Officer)