Form 10-Q
period 2018-12-31
DYNATRONICS CORP
filed 2019-02-13
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

As of February 4, 2019, there were 8,263,546 shares of the registrant’s common stock outstanding.

DYNATRONICS CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2018

DYNATRONICS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	December 31, 2018	June 30, 2018
Current assets:
Cash and cash equivalents	$523,524	$1,696,116
Trade accounts receivable, less allowance for doubtful accounts of $191,500 as of December 31, 2018 and $370,300 as of June 30, 2018	6,930,882	7,810,846
Other receivables	2,401	52,819
Inventories, net	10,435,504	10,987,855
Prepaid expenses	531,024	778,654
Income tax receivable	96,269	95,501

Total current assets	18,519,604	21,421,791

Property and equipment, net	5,722,366	5,850,899
Intangible assets, net	6,769,566	7,131,758
Goodwill	7,116,614	7,116,614
Other assets	524,281	532,872

Total assets	$38,652,431	$42,053,934

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,090,874	$3,412,960
Accrued payroll and benefits expense	1,270,334	1,929,465
Accrued expenses	1,050,247	830,243
Warranty reserve	205,850	205,850
Line of credit	5,148,356	6,286,037
Current portion of long-term debt	169,213	164,003
Current portion of capital lease obligations	226,029	226,727
Current portion of deferred gain	150,448	150,448
Current portion of acquisition holdback and earn-out liability	966,667	1,379,512

Total current liabilities	12,278,018	14,585,245

Long-term debt, net of current portion	215,089	303,348
Capital lease obligations, net of current portion	2,858,955	2,972,540
Deferred gain, net of current portion	1,454,329	1,529,553
Acquisition holdback and earn-out liability, net of current portion	-	875,000
Deferred tax liabilities, net	203,949	-
Other liabilities	290,798	411,466

Total liabilities	17,301,138	20,677,152
Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value: Authorized 50,000,000 shares; 4,899,000 shares and 4,899,000 shares issued and outstanding as of December 31, 2018 and June 30, 2018, respectively	11,641,816	11,641,816
Common stock, no par value: Authorized 100,000,000 shares; 8,188,815 shares and 8,089,398 shares issued and outstanding as of December 31, 2018 and June 30, 2018, respectively	20,714,752	20,225,107
Accumulated deficit	(11,005,275)	(10,490,141)

Total stockholders' equity	21,351,293	21,376,782

Total liabilities and stockholders' equity	$38,652,431	$42,053,934

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017

Net sales	$15,439,966	$18,081,333	$32,505,801	$30,879,304
Cost of sales	10,760,093	12,311,354	22,278,704	20,769,933
Gross profit	4,679,873	5,769,979	10,227,097	10,109,371

Selling, general, and administrative expenses	4,772,678	5,663,296	10,269,300	9,737,847
Operating (loss) income	(92,805)	106,683	(42,203)	371,524

Other income (expense):
Interest expense, net	(141,788)	(103,706)	(262,630)	(180,514)
Other (expense) income, net	(2,288)	11,371	383,553	21,985
Net other (expense) income	(144,076)	(92,335)	120,923	(158,529)

(Loss) income before income taxes	(236,881)	14,348	78,720	212,995

Income tax provision	(203,949)	-	(203,949)	-

Net (loss) income	(440,830)	14,348	(125,229)	212,995

Deemed dividend on convertible preferred stock and accretion of discount	-	(1,023,786)	-	(1,023,786)
Preferred stock dividend, cash	-	(104,884)	-	(104,884)
Convertible preferred stock dividend, in common stock	(203,268)	(200,594)	(389,905)	(387,655)

Net loss attributable to common stockholders	$(644,098)	$(1,314,916)	$(515,134)	$(1,303,330)

Basic and diluted net loss per common share	$(0.08)	$(0.23)	$(0.06)	$(0.25)

Weighted-average common shares outstanding:
Basic and diluted	8,193,324	5,735,159	8,176,877	5,241,604

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(125,229)	$212,995
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	281,055	184,010
Amortization of intangible assets	362,192	254,090
Amortization of other assets	21,074	40,681
Amortization of capital lease assets	137,234	125,967
Loss (gain) on sale of property and equipment	1,813	(5,197)
Stock-based compensation expense	99,740	117,073
Change in allowance for doubtful accounts receivable	(178,800)	(6,978)
Change in allowance for inventory obsolescence	(35,147)	49,739
Amortization deferred gain on sale/leaseback	(75,224)	(75,224)
Deferred income taxes	203,949	-
Change in fair value of earn-out liability	(375,000)	-
Change in operating assets and liabilities:
Trade accounts receivable	1,109,182	33,546
Inventories	348,392	(120,175)
Prepaid expenses	247,630	(297,144)
Other assets	(12,483)	(10,419)
Income tax receivable	(768)	(1,236)
Accounts payable and accrued expenses	(881,881)	1,175,114

Net cash provided by operating activities	1,127,729	1,676,842

Cash flows from investing activities:
Purchase of property and equipment	(52,463)	(84,494)
Net cash paid in acquisitions	-	(9,063,017)
Proceeds from sale of property and equipment	-	10,355

Net cash used in investing activities	(52,463)	(9,137,156)

Cash flows from financing activities:
Principal payments on long-term debt	(83,049)	(68,028)
Principal payments on long-term capital lease	(114,283)	(95,558)
Payment of acquisition holdbacks	(912,845)	(44,744)
Net change in line of credit	(1,137,681)	4,571,044
Proceeds from issuance of preferred stock, net	-	6,600,121
Preferred stock dividends paid in cash	-	(104,884)

Net cash (used in) provided by financing activities	(2,247,858)	10,857,951

Net change in cash and cash equivalents	(1,172,592)	3,397,637

Cash and cash equivalents at beginning of the period	1,696,116	254,705

Cash and cash equivalents at end of the period	$523,524	$3,652,342

Supplemental disclosure of cash flow information:
Cash paid for interest	$265,251	$172,893
Supplemental disclosure of non-cash investing and financing activity:
Deemed dividend on convertible preferred stock and accretion of discount	-	1,023,786
Preferred stock dividends paid or to be paid in common stock	389,905	387,655
Inventory reclassified to demonstration equipment	239,106	-
Preferred stock issued to acquire "Bird & Cronin"	-	4,000,000
Acquisition holdback	-	2,147,291
Conversion of preferred stock to common stock	-	7,459,600

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2018

Note 1. Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated balance sheets as of December 31, 2018 and June 30, 2018, the condensed consolidated statements of operations for the three and six months ended December 31, 2018 and 2017, and condensed consolidated statements of cash flows for the six months ended  December 31, 2018 and 2017, should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended June 30, 2018 included in the Dynatronics Corporation and subsidiaries (the “Company”) Annual Report on Form 10-K (“Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 27, 2018. The accompanying financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of the Company's management, the accompanying condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows. The December 31, 2018 condensed consolidated balance sheet was derived from audited financial statements, but does not include all GAAP disclosures. The unaudited condensed consolidated financial statements for the interim periods are not necessarily indicative of results for the full year.

The preparation of these unaudited condensed consolidated financial statements requires the Company's management to make estimates and judgments that affect the amounts reported in the financial statements and the accompanying notes. The Company’s actual results may differ from these estimates under different assumptions or conditions.

Research and Development Costs

Research and development ("R&D") costs are expensed as incurred. R&D expense for the three and six months ended  December 31, 2018 totaled $14,453 and $25,759, respectively. R&D expense for the three and six months ended  December 31, 2017 totaled $553,487 and $805,336, respectively. R&D expense is included in selling, general, and administrative expenses in the condensed consolidated statement of operations.

Reclassification

Certain amounts in the prior year's condensed consolidated statement of operations have been reclassified for comparative purposes to conform to the presentation in the current year's condensed consolidated statement of operations.

Recent Accounting Pronouncements

In August 2018, the SEC adopted a final rule under SEC Release No. 33-10532, Disclosure Update and Simplification that amends certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments also expanded the disclosure requirements on the analysis of shareholders’ equity for interim financial statements, in which registrants must now analyze changes in shareholders’ equity, in the form of reconciliation, for the current and comparative year-to-date periods, with subtotals for each interim period. This final rule was effective on November 5, 2018. The Company has adopted all relevant disclosure requirements, with the exception of the shareholders’ equity interim disclosures, which is allowed to be adopted in a future interim period. The Company will include a consolidated statement of shareholders’ equity with its interim financial statements beginning with the fiscal quarter ending March 31, 2019. The Company does not anticipate that the adoption of these SEC amendments will have a material effect on the Company’s financial position, results of operations, cash flows or shareholders’ equity.

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

Note 2. Acquisitions

Bird & Cronin

On October 2, 2017, the Company, through its wholly-owned subsidiary Bird & Cronin, LLC, completed the purchase of substantially all the assets of Bird & Cronin, Inc. (“Bird & Cronin”), a manufacturer and distributor of orthopedic soft goods and specialty patient care products. The purchase price is subject to an earn-out payment ranging from $500,000 to $1,500,000, based on sales in fiscal year 2019. The amount recognized for the earn-out liability was $875,000 as of June 30, 2018. The amount recognized for the earn-out liability was decreased by $375,000 to $500,000 as of December 31, 2018. The change in the fair value of the earn-out liability is included in other income in the accompanying condensed consolidated statements of operations. The earn-out liability is combined with the acquisition holdback in the accompanying condensed consolidated balance sheets.

A holdback of cash totaling $647,291 and 184,560 shares of common stock was retained for purposes of satisfying adjustments to the purchase price. On October 2, 2018, the Company released to Bird & Cronin cash of $162,845 and 54,572 shares of common stock pursuant to the holdback provisions of the purchase agreement. In addition, the Company canceled 37,708 shares of common stock held back for the benefit of Bird & Cronin, pursuant to the settlement of working capital adjustments as provided in the purchase agreement.

As of December 31, 2018, the remaining earn-out liability and holdbacks of $966,667 are payable, contingent upon the terms set forth in the purchase agreement, as follows:

April 2, 2019	$466,667
August 15, 2019	500,000
Acquisition holdback and earn-out liability	$966,667

Hausmann

On April 3, 2017, the Company, through its wholly-owned subsidiary Hausmann Enterprises, LLC, completed the purchase of substantially all the assets of Hausmann Industries, Inc. (“Hausmann”), a manufacturer of physical therapy rehabilitation equipment.

The purchase price included a holdback of cash totaling $1,044,744 for purposes of satisfying adjustments to the purchase price and indemnification claims, if any. In the second and third fiscal quarters of 2018, the Company released $44,744 and $250,000, respectively, of the holdback to Hausmann. On October 3, 2018, the Company released the remaining holdback amount totaling $750,000.

Note 3. Net (Loss) Income per Common Share

Net (loss) income per common share is computed based on the weighted-average number of common shares outstanding and, when appropriate, dilutive potential common stock outstanding during the period. Stock options, convertible preferred stock and warrants are considered to be potential common stock. The computation of diluted net income per common share does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Basic net (loss) income per common share is the amount of net (loss) income for the period available to each weighted-average share of common stock outstanding during the reporting period. Diluted net (loss) income per common share is the amount of net (loss) income for the period available to each weighted-average share of common stock outstanding during the reporting period and to each share of potential common stock outstanding during the period, unless inclusion of potential common stock would have an anti-dilutive effect.

Certain outstanding options, warrants and convertible preferred stock for common shares are not included in the computation of diluted net (loss) income per common share because they were anti-dilutive, which for the three months ended December 31, 2018, and 2017, totaled 11,884,803 and 13,838,859, respectively and for the six months ended December 31, 2018, and 2017, totaled 11,884,803 and 12,114,132, respectively.

Note 4. Convertible Preferred Stock and Common Stock Warrants

As of December 31, 2018, the Company had issued and outstanding a total of 2,000,000 shares of Series A 8% Convertible Preferred Stock (“Series A Preferred”) and 1,459,000 shares of Series B Convertible Preferred Stock ("Series B Preferred"). The Series A Preferred and Series B Preferred are convertible into a total of 3,459,000 shares of common stock. Dividends payable on these preferred shares accrue at the rate of 8% per year and are payable quarterly in stock or cash at the option of the Company. The Company generally pays the dividends on the preferred stock by issuing shares of our common stock. The formula for paying this dividend using common stock in lieu of cash can change the effective yield on the dividend to more or less than 8% depending on the market price of the common stock at the time of issuance. As of December 31, 2018, there were also issued and outstanding 1,440,000 shares of Series C Non-Voting Convertible Preferred Stock (“Series C Preferred”). The Series C Preferred shares are non-voting, do not receive dividends, and have no liquidation preferences or redemption rights.

Note 5. Comprehensive (Loss) Income

For the three and six months ended December 31, 2018 and 2017, comprehensive (loss) income was equal to the net (loss) income as presented in the accompanying condensed consolidated statements of operations.

Note 6. Inventories

Inventories consisted of the following:

	December 31, 2018	June 30, 2018
Raw materials	$5,390,658	$6,216,150
Work in process	580,397	625,830
Finished goods	4,887,693	4,604,264
Inventory obsolescence reserve	(423,244)	(458,389)
	$10,435,504	$10,987,855

Note 7. Related-Party Transactions

The Company leases office, manufacturing and warehouse facilities in Detroit, Michigan, Hopkins, Minnesota, Northvale, New Jersey and Eagan, Minnesota from employees, shareholders and entities controlled by shareholders, who were previously principals of businesses acquired by the Company. The combined expenses associated with these related-party transactions totaled $261,780 and $257,400 for the three months ended December 31, 2018 and 2017, respectively, and $523,560 and $365,400 for the six months ended December 31, 2018 and 2017, respectively.

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

On September 28, 2017, the Company modified the Line of Credit to provide additional capital for funding the Bird & Cronin acquisition and for operating capital. The Line of Credit, as amended, provides for revolving credit borrowings by the Company in an amount up to the lesser of $11,000,000 or the calculated borrowing base. On July 13, 2018, the Company further amended the Line of Credit to modify the maximum monthly consolidated leverage and a minimum monthly consolidated fixed charge coverage ratio. An additional modification was executed on November 9, 2018, to extend the maturity date to December 15, 2020.

Borrowings on the Line of Credit were $5,148,356 and $6,286,037 as of December 31, 2018 and June 30, 2018, respectively. As of December 31, 2018, there was approximately $2,233,000 available to borrow.

Note 9. Accrued Payroll and Benefits Expense

As of December 31, 2018 and June 30, 2018, the accrued payroll and benefits expense balance included $390,385 and $473,146, respectively, of accrued severance expense. As of December 31, 2018 and June 30, 2018, long-term severance accrual included in other liabilities was $125,000 and $258,145, respectively. Quarterly payments will be made in cash through March 31, 2020. The Company recognized $27,196 and $131,053 in severance expense during the three and six months ended December 31, 2018, respectively. Severance expense is included in selling, general, and administrative expenses.

Note 10. Revenue

On July 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, which establishes principles for recognizing revenue and reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance was applied using the modified retrospective transition method. The adoption of this guidance had no material impact on the amount and timing of revenue recognized, therefore, no adjustments were recorded to the consolidated financial statements upon adoption. For the three and six months ended December 31, 2018, revenue recognized would not have differed materially had revenue continued to be recognized under ASC 605.

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

Contracts sometimes allow for forms of variable consideration including rebates and incentives. In these cases, the Company estimates the amount of consideration to which it will be entitled in exchange for transferring products to customers utilizing the most likely amount method. Rebates and incentives are estimated based on contractual terms or historical experience and a liability is maintained for rebates and incentives that have been earned but are unpaid. As of December 31, 2018 and June 30, 2018, the rebate liability was $168,000 and $0, respectively. The rebate liability is included in accrued expenses in the accompanying condensed consolidated balance sheets.

Revenue is reduced by estimates of potential future contractual discounts including prompt payment discounts. Provisions for contractual discounts are recorded as a reduction to revenue in the period sales are recognized. Estimates are made of the contractual discounts that will eventually be incurred. Contractual discounts are estimated based on negotiated contracts and historical experience. As of December 31, 2018 and June 30, 2018, the allowance for sales discounts was $14,500 and $0, respectively. The allowance for sales discounts is included in trade accounts receivable, less allowance for doubtful accounts in the accompanying condensed consolidated balance sheets.

The Company made an accounting policy election to account for shipping and handling activities as fulfillment activities. As such, shipping and handling are not considered promised services to our customers. Costs for shipping and handling of products to customers are recorded as cost of sales.

The following table disaggregates revenue by major product category:

	Three Months Ended December 31		Six Months Ended December 31
	2018	2017	2018	2017
Orthopedic Soft Goods and Medical Supplies	$ 7,425,979	$7,894,739	$15,118,094	$10,090,527
Physical Therapy and Rehabilitation Equipment	7,932,504	9,975,047	17,157,398	20,393,202
Other	81,483	211,547	230,309	395,575
	$15,439,966	$18,081,333	$32,505,801	$30,879,304

NOTE 11. SUBSEQUENT EVENTS

In January 2019, the Company issued 74,731 shares of common stock as payment of dividends totaling approximately $203,000 with respect to the Series A Preferred and Series B Preferred that accrued during the three months ended December 31, 2018.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended June 30, 2018, and our other filings, including Current Reports on Form 8-K, that we have filed with the SEC through the date of this report. We have rounded many numbers to the nearest one thousand dollars in the following analysis. These numbers should be read as approximate. All inter-company transactions have been eliminated. Our fiscal year ends on June 30. For example, reference to fiscal year 2019 refers to the year ending June 30, 2019. This report covers the three and six months ended December 31, 2018. Results of operations for the three and six months ended December 31, 2018 are not necessarily indicative of the results that may be achieved for the full fiscal year ending June 30, 2019.

Overview

Dynatronics Corporation (“Company,” “Dynatronics,” “we”) is a medical device company committed to providing high-quality restorative products designed to accelerate one to their optimal health. The Company designs, manufactures, and sells a broad range of products for clinical use in physical therapy, rehabilitation, pain management, and athletic training. Through its distribution channels, Dynatronics markets and sells to orthopedists, physical therapists, chiropractors, athletic trainers, sports medicine practitioners, clinics, hospitals, and consumers.

Results of Operations

 Net Sales

Net sales decreased $2,641,000, or 14.6%, to $15,440,000 for the quarter ended December 31, 2018, compared to net sales of $18,081,000 for the quarter ended December 31, 2017. The year-over-year decrease in net sales was driven primarily by lower sales of physical therapy and rehabilitation equipment of approximately $2,613,000. The lower sales are reflective of general softness in demand in our direct sales channel, transitions in our sales force, and our product rationalization strategy.

Net sales increased $1,626,000, or 5.3%, to $32,506,000 for the six months ended December 31, 2018, compared to net sales of $30,879,000 for the six months ended December 31, 2017. The year-over-year increase in net sales included an increase of $5,974,000 attributable to the acquisition of Bird & Cronin partially offset primarily by lower sales of physical therapy and rehabilitation equipment and other revenue of approximately $4,347,000 compared to the prior year period. The lower sales are relective of general softness in demand in our direct sales channel, transitions in our sales force, and our product rationalization strategy.

Gross Profit

Gross profit for the quarter ended December 31, 2018 decreased $1,090,000, or about 18.9%, to $4,680,000, or 30.3% of net sales. By comparison, gross profit for the quarter ended December 31, 2017 was $5,770,000, or 31.9% of net sales. Gross profit for the quarter ended December 31, 2018 was adversely affected primarily by: (1) lower sales which accounted for approximately $788,000 in lower gross profit, and (2) reduced gross margin percentage resulting in $302,000 lower gross profit. The year-over-year decrease in gross margin percentage to 30.3% from 31.9% was due primarily to physical therapy and rehabilitation equipment sales, which had a lower gross margin percentage in the quarter ended December 31, 2018 due to a larger portion of our products being sold through our third-party distribution partners as we have experienced lower direct sales.

Gross profit for the six months ended December 31, 2018 increased $118,000, or about 1.2%, to $10,227,000, or 31.5% of net sales. By comparison, gross profit for the six months ended December 31, 2017 was $10,109,000, or 32.7% of net sales. The year-over-year increase in gross profit included an increase of $2,026,000 attributable to the acquisition of Bird & Cronin partially offset by: (1) lower sales which accounted for approximately $1,388,000 in lower gross profit, and (2) reduced gross margin percentage resulting in $521,000 lower gross profit. The year-over-year decrease in gross margin percentage to 31.5% from 32.7% was primarily due to physical therapy and rehabilitation equipment sales, which had a lower gross margin percentage in the six months ended December 31, 2018 due to a larger portion of our products being sold through our third-party distribution partners as we have experienced lower direct sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased $891,000, or 15.7%, to $4,773,000 for the quarter ended December 31, 2018, compared to $5,663,000 for the quarter ended December 31, 2017. Selling expenses represented $531,000 of the decrease in SG&A expenses, primarily due to lower fixed sales management salaries and expenses and reduced commissions on lower sales during the quarter. General and administrative (“G&A”) expenses increased $179,000 compared to the prior year period. The primary components of the increase in G&A expenses included: (1) $135,000 in other G&A expenses and (2) $129,000 in increased salaries and benefits. Increased G&A expense in the quarter ended December 31, 2018 was partially offset by a $85,000 decrease in acquisition expenses compared to the prior year period. Research and development (“R&D”) expenses for the quarter ended December 31, 2018 decreased $539,000, or 97.4%, to $14,000 from $553,000 in the quarter ended December 31, 2017. The decrease is primarily due to the re-purposing of our engineering resources to operational improvements and $325,000 in costs incurred on a project which was abandoned during the quarter ended December 31, 2017.

              SG&A expenses increased $531,000, or 5.5%, to $10,269,000 for the six months ended December 31, 2018, compared to $9,738,000 for the six months ended December 31, 2017. Selling expenses decreased $331,000 compared to the prior year period which included an increase of $497,000 associated with the acquired Bird & Cronin operations, offset by $828,000 in lower selling costs due primarily to lower fixed sales management salaries and expenses and reduced commissions on lower sales during the six months ended December 31, 2018. G&A expenses increased $1,642,000 compared to the prior year period. The primary components of the increase in G&A expenses included: (1) $1,231,000 added by the acquired Bird & Cronin operations; (2) $124,000 in severance expense; (3) $257,000 in other G&A expenses; and (4) $323,000 in increased salaries and benefits. Increased G&A expense in the six months ended December 31, 2018 was partially offset by a $293,000 decrease in acquisition expenses compared to the prior year period. R&D expenses for the six months ended December 31, 2018 decreased $780,000, or 96.8%, to $26,000 from $805,000 in the six months ended December 31, 2017. The decrease is primarily due to the re-purposing of our engineering resources to operational improvements and $325,000 in costs incurred on a project which was abandoned during the six months ended December 31, 2017.

Net (Loss) Income Before Income Tax (Provision) Benefit

Pre-tax loss for the quarter ended December 31, 2018 was $237,000 compared to pre-tax income of $14,000 for the quarter ended December 31, 2017. The $251,000 decline in pre-tax income was primarily attributable to the impact of (1) $1,090,000 decline in gross profit; and (2) $38,000 in higher interest expense due to an increase in the average balance of our line of credit and higher interest rates partially offset by $891,000 in decreased SG&A expenses. Pre-tax income for the six months ended December 31, 2018 was $79,000 compared to $213,000 for the six months ended December 31, 2017. The $134,000 decrease in pre-tax income was attributable to the impact of (1) $531,000 in increased SG&A expense; and (2) $82,000 in increased interest expense due to an increase in the average balance of our line of credit and higher interest rates partially offset by (1) $118,000 improvement in gross profit; and (2) $375,000 increase in other income due to the change in the fair value of the earn-out payment related to the Bird & Cronin acquisition.

Income Tax (Provision) Benefit

Income tax provision was $204,000 for three and six months ended December 31, 2018, respectively. This compares to income tax provision of $0 for both the quarter and six months ended December 31, 2017. See Liquidity and Capital Resources - Deferred Income Taxes below for more information.

Net (Loss) Income

Net loss was $441,000 for the quarter ended December 31, 2018, compared to net income of $14,000 for the quarter ended December 31, 2017. Net loss was $125,000 for the six months ended December 31, 2018, compared to net income of $213,000 for the six months ended December 31, 2017. The reasons for the change in net (loss) income are the same as those given under the heading Net (Loss) Income Before Income Tax and Income Tax (Provision) Benefit.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders decreased $671,000 to $644,000 for the quarter ended December 31, 2018, compared to net loss attributable to common stockholders of $1,315,000 for the quarter ended December 31, 2017. The decrease in net loss attributable to common stockholders for the quarter is due primarily to: (1) a $102,000 decrease in preferred stock dividends; and (2) a $1,024,000 decrease in deemed dividends and accretion of discounts partially offset by a $455,000 increase in net loss. On a per share basis, net loss attributable to common stockholders was $0.08 per share for the quarter ended December 31, 2018, compared to $0.23 per share for the quarter ended December 31, 2017. Net loss attributable to common stockholders decreased $788,000 to $515,000 for the six months ended December 31, 2018, compared to net loss attributable to common stockholders of $1,303,000 for the six months ended December 31, 2017. The decrease in net loss attributable to common stockholders for the six months is due primarily to: (1) a $103,000 decrease in preferred stock dividends; and (2) a $1,024,000 decrease in deemed dividends and accretion of discounts partially offset by a $338,000 increase in net loss. On a per share basis, net loss attributable to common stockholders was $0.06 per share for the six months ended December 31, 2018, compared to $0.25 per share for the six months ended December 31, 2017.

Liquidity and Capital Resources

We have historically financed operations through cash from operating activities, available cash reserves, borrowings under a line of credit facility (see, Line of Credit, below) and proceeds from the sale of our equity securities. During the quarter and six months ended December 31, 2018, we had positive cash flows from operating activities. We believe that our existing revenue stream, cash flows from operating activities, current capital resources, and borrowing availability under the line of credit provide sufficient liquidity to fund operations through at least February 13, 2020.

Working capital was $6,242,000 as of December 31, 2018, compared to working capital of $6,837,000 as of June 30, 2018. The current ratio was 1.5 to 1 as of December 31, 2018 and 1.5 to 1 as of June 30, 2018.

Cash and Cash Equivalents

Our cash and cash equivalents position decreased $1,173,000 to $524,000 as of December 31, 2018, compared to $1,696,000 as of June 30, 2018. The primary source of cash in the six months ended December 31, 2018, was approximately $1,128,000 of net cash provided by operating activities. The primary use of cash in the six months ended December 31, 2018 was approximately $1,138,000 in net payments on the line of credit and $913,000 in payments of acquisition holdbacks.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, decreased approximately $880,000, or 11.3%, to $6,931,000 as of December 31, 2018, from $7,811,000 as of June 30, 2018. Trade accounts receivable represents amounts due from our customers including dealers and distributors, medical practitioners, clinics, hospitals, colleges, universities and sports teams. We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical experience and relationships with our customers. Accounts receivable are generally collected within approximately 40 days of invoicing.

Inventories

Inventories, net of reserves, decreased $552,000 or 5.0%, to $10,436,000 as of December 31, 2018, compared to $10,988,000 as of June 30, 2018. Inventory levels fluctuate based on timing of large inventory purchases from domestic and overseas suppliers as well as variations in sales and production activities. We believe that our allowance for inventory obsolescence is adequate based on our analysis of inventory, sales trends, and historical experience.

Accounts Payable

Accounts payable decreased approximately $322,000 or 9.4%, to $3,091,000 as of December 31, 2018, from $3,413,000 as of June 30, 2018. The decrease in accounts payable was driven primarily by a decrease in the volume of purchases.

Line of Credit

Our line of credit balance decreased $1,138,000 to $5,148,000 as of December 31, 2018, compared to $6,286,000 as of June 30, 2018. The decrease was driven primarily by a decrease in our cash balance by approximately $1,173,000.

Debt

Long-term debt, excluding current installments, decreased $88,000 to $215,000 as of December 31, 2018, compared to $303,000 as of June 30, 2018. Our long-term debt is primarily comprised of the mortgage loan on our office and manufacturing facility in Tennessee and also includes loans related to equipment and a vehicle.

In conjunction with the sale and leaseback of our corporate headquarters in August 2014, we entered into a $3,800,000 lease for a 15-year term with an investor group. That sale generated a profit of $2,300,000 which was deferred and is being recognized monthly over the life of the lease at $13,000 per month, or approximately $150,000 per year. The building lease is recorded as a capital lease with the related amortization being recorded on a straight line basis over 15 years at approximately $252,000 per year. Lease payments, currently approximately $27,000, are payable monthly and increase annually by approximately 2% per year over the life of the lease. Total accumulated amortization related to the leased building is approximately $1,113,000 at December 31, 2018. Imputed interest for the quarter ended December 31, 2018, was approximately $42,000.

Deferred Income Taxes

A valuation allowance is required when there is significant uncertainty as to the realizability of deferred income tax assets. The ability to realize deferred income tax assets is dependent upon our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have determined that we do not meet the “more likely than not” threshold that deferred income tax assets will be realized. Accordingly, a valuation allowance is required. Any reversal of the valuation allowance in future periods will favorably impact our results of operations in the period of reversal. As of December 31, 2018 and June 30, 2018, we recorded a full valuation allowance against our net deferred income tax assets. As a result of a temporary book to tax difference associated with the amortization of goodwill for tax purposes, income tax expense is $204,000 for the three and six months ended December 31, 2018 and the balance of a related deferred tax liability is $204,000 as of December 31, 2018.

Stock Repurchase Plans

We have a stock repurchase plan available to us at the discretion of the Board of Directors. Approximately $449,000 remained of this authorization as of December 31, 2018. No purchases have been made under this plan since September 28, 2011.

Off-Balance Sheet Arrangements

As of December 31, 2018, we had no off-balance sheet arrangements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DYNATRONICS CORPORATION

Date: February 13, 2019	By:	/s/ Christopher R. von Jako, Ph.D.
Christopher R. von Jako, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: February 13, 2019	By:	/s/ David A. Wirthlin
David A. Wirthlin
Chief Financial Officer (Principal Financial and Accounting Officer)