Form 10-Q
period 2019-03-31
DYNATRONICS CORP
filed 2019-05-14
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock	DYNT	Nasdaq Capital Market

As of May 3, 2019, the registrant had 8,417,793 shares of common stock, no par value per share, outstanding.

DYNATRONICS CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

DYNATRONICS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	March 31, 2019	June 30, 2018
Current assets:
Cash and cash equivalents	$414,255	$1,696,116
Trade accounts receivable, less allowance for doubtful accounts of $89,500 as of March 31, 2019 and $370,300 as of June 30, 2018	6,853,624	7,810,846
Other receivables	5,659	52,819
Inventories, net	11,218,935	10,987,855
Prepaid expenses	706,584	778,654
Income tax receivable	59,983	95,501

Total current assets	19,259,040	21,421,791

Property and equipment, net	5,814,836	5,850,899
Intangible assets, net	6,588,466	7,131,758
Goodwill	7,116,614	7,116,614
Other assets	516,345	532,872

Total assets	$39,295,301	$42,053,934

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,248,740	$3,412,960
Accrued payroll and benefits expense	1,468,821	1,929,465
Accrued expenses	1,147,296	830,243
Warranty reserve	205,850	205,850
Line of credit	4,793,505	6,286,037
Current portion of long-term debt	171,715	164,003
Current portion of capital lease obligations	282,415	226,727
Current portion of deferred gain	150,448	150,448
Current portion of acquisition holdback and earn-out liability	966,667	1,379,512

Total current liabilities	13,435,457	14,585,245

Long-term debt, net of current portion	173,601	303,348
Capital lease obligations, net of current portion	2,987,736	2,972,540
Deferred gain, net of current portion	1,416,717	1,529,553
Acquisition holdback and earn-out liability, net of current portion	-	875,000
Deferred tax liabilities, net	236,829	-
Other liabilities	171,489	411,466

Total liabilities	18,421,829	20,677,152
Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value: Authorized 50,000,000 shares; 4,899,000 shares and 4,899,000 shares issued and outstanding as of March 31, 2019 and June 30, 2018, respectively	11,641,816	11,641,816
Common stock, no par value: Authorized 100,000,000 shares; 8,322,544 shares and 8,089,398 shares issued and outstanding as of March 31, 2019 and June 30, 2018, respectively	20,996,558	20,225,107
Accumulated deficit	(11,764,902)	(10,490,141)

Total stockholders' equity	20,873,472	21,376,782

Total liabilities and stockholders' equity	$39,295,301	$42,053,934

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018

Net sales	$14,551,519	$16,634,067	$47,057,320	$47,513,371
Cost of sales	10,146,361	11,342,518	32,425,066	32,112,451
Gross profit	4,405,158	5,291,549	14,632,254	15,400,920

Selling, general, and administrative expenses	4,818,093	6,455,796	15,087,393	16,193,643
Operating loss	(412,935)	(1,164,247)	(455,139)	(792,723)

Other income (expense):
Interest expense, net	(124,477)	(118,045)	(387,107)	(298,559)
Other income, net	6,905	4,859	390,459	26,845
Net other (expense) income	(117,572)	(113,186)	3,352	(271,714)

Loss before income taxes	(530,507)	(1,277,433)	(451,787)	(1,064,437)

Income tax provision	(32,880)	-	(236,829)	-

Net loss	(563,387)	(1,277,433)	(688,616)	(1,064,437)

Deemed dividend on convertible preferred stock and accretion of discount	-	-	-	(1,023,786)
Preferred stock dividend, cash	-	-	-	(104,884)
Convertible preferred stock dividend, in common stock	(196,240)	(190,523)	(586,145)	(578,178)

Net loss attributable to common stockholders	$(759,627)	$(1,467,956)	$(1,274,761)	$(2,771,285)

Basic and diluted net loss per common share	$(0.09)	$(0.18)	$(0.16)	$(0.45)

Weighted-average common shares outstanding:
Basic and diluted	8,307,117	7,962,179	8,189,890	6,135,224

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

						Total
	Common stock		Preferred stock		Accumulated	stockholders'
	Shares	Amount	Shares	Amount	deficit	equity
Balance at June 30, 2017	4,653,165	$11,838,022	3,559,000	$8,501,295	$(8,014,927)	$12,324,390

Stock-based compensation	12,382	71,786	-	-	-	71,786

Preferred stock dividend, in common stock, issued or to be issued	72,042	187,061	-	-	(187,061)	-

Preferred stock converted to common stock	75,000	187,500	(75,000)	(187,500)	-	-

Net income	-	-	-	-	198,647	198,647

Balance at September 30, 2017	4,812,589	12,284,369	3,484,000	8,313,795	(8,003,341)	12,594,823

Stock-based compensation	2,044	45,287	-	-	-	45,287

Issuance of preferred stock and warrants, net of issuance costs of $399,879	-	-	4,381,935	10,600,121	-	10,600,121

Preferred stock dividend, in cash	-	-	-	-	(104,884)	(104,884)

Preferred stock dividend, in common stock, issued or to be issued	83,147	200,595	-	-	(200,595)	-

Preferred stock converted to common stock	2,966,935	7,272,100	(2,966,935)	(7,272,100)	-	-

Preferred stock beneficial conversion and accretion of discount	-	-	-	1,023,786	-	1,023,786

Dividend of beneficial conversion and accretion of discount	-	-	-	(1,023,786)	-	(1,023,786)

Net income	-	-	-	-	14,348	14,348

Balance at December 31, 2017	7,864,715	19,802,351	4,899,000	11,641,816	(8,294,472)	23,149,695

Stock-based compensation	88,974	94,676	-	-	-	94,676

Preferred stock dividend, in common stock, issued or to be issued	69,547	190,522	-	-	(190,522)	-

Net loss	-	-	-	-	(1,277,433)	(1,277,433)

Balance at March 31, 2018	8,023,236	$20,087,549	4,899,000	$11,641,816	$(9,762,427)	$21,966,938

						Total
	Common stock		Preferred stock		Accumulated	stockholders'
	Shares	Amount	Shares	Amount	deficit	equity
Balance at June 30, 2018	8,089,398	$20,225,107	4,899,000	$11,641,816	$(10,490,141)	$21,376,782

Stock-based compensation	5,000	43,658	-	-	-	43,658

Preferred stock dividend, in common stock, issued or to be issued	66,631	186,637	-	-	(186,637)	-

Net income	-	-	-	-	315,601	315,601

Balance at September 30, 2018	8,161,029	20,455,402	4,899,000	11,641,816	(10,361,177)	21,736,041

Stock-based compensation	-	56,082	-	-	-	56,082

Preferred stock dividend, in common stock, issued or to be issued	65,494	203,268	-	-	(203,268)	-

Reduction in equity retained for acquisition holdback	(37,708)	-	-	-	-	-

Net loss	-	-	-	-	(440,830)	(440,830)

Balance at December 31, 2018	8,188,815	20,714,752	4,899,000	11,641,816	(11,005,275)	21,351,293

Stock-based compensation	58,998	85,566	-	-	-	85,566

Preferred stock dividend, in common stock, issued or to be issued	74,731	196,240	-	-	(196,240)	-

Net loss	-	-	-	-	(563,387)	(563,387)

Balance at March 31, 2019	8,322,544	$20,996,558	4,899,000	$11,641,816	$(11,764,902)	$20,873,472

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(688,616)	$(1,064,437)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	397,095	298,973
Amortization of intangible assets	543,292	457,265
Amortization of other assets	32,219	56,433
Amortization of capital lease assets	253,194	188,950
Loss (gain) on sale of property and equipment	2,177	(7,002)
Stock-based compensation expense	185,306	211,747
Change in allowance for doubtful accounts receivable	(280,800)	(1,561)
Change in allowance for inventory obsolescence	(58,268)	162,528
Amortization deferred gain on sale/leaseback	(112,836)	(112,836)
Deferred income taxes	236,829	-
Change in fair value of earn-out liability	(375,000)	-
Change in operating assets and liabilities:
Trade accounts receivable	1,285,182	324,838
Inventories	(411,918)	(1,017,052)
Prepaid expenses	72,070	(124,079)
Other assets	(15,692)	(16,181)
Income tax receivable	35,518	(3,896)
Accounts payable and accrued expenses	452,212	750,894

Net cash provided by operating activities	1,551,964	104,584

Cash flows from investing activities:
Purchase of property and equipment	(124,804)	(131,040)
Net cash paid in acquisitions	-	(9,063,017)
Proceeds from sale of property and equipment	-	12,160

Net cash used in investing activities	(124,804)	(9,181,897)

Cash flows from financing activities:
Principal payments on long-term debt	(122,035)	(106,840)
Principal payments on long-term capital lease	(181,609)	(144,345)
Payment of acquisition holdback	(912,845)	(294,744)
Net change in line of credit	(1,492,532)	4,370,755
Proceeds from issuance of preferred stock, net	-	6,600,121
Preferred stock dividends paid in cash	-	(104,884)

Net cash (used in) provided by financing activities	(2,709,021)	10,320,063

Net change in cash and cash equivalents	(1,281,861)	1,242,750

Cash and cash equivalents at beginning of the period	1,696,116	254,705

Cash and cash equivalents at end of the period	$414,255	$1,497,455

Supplemental disclosure of cash flow information:
Cash paid for interest	$392,039	$284,437
Supplemental disclosure of non-cash investing and financing activity:
Deemed dividend on convertible preferred stock and accretion of discount	-	1,023,786
Preferred stock dividends paid or to be paid in common stock	586,145	578,178
Inventory reclassified to demonstration equipment	239,106	-
Preferred stock issued to acquire "Bird & Cronin"	-	4,000,000
Acquisition holdback	-	2,147,291
Conversion of preferred stock to common stock	-	7,459,600
Capital lease obligations incurred to acquire property and equipment	252,493	-

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2019

Note 1. Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated balance sheets as of March 31, 2019 and June 30, 2018, condensed consolidated statements of operations for the three and nine months ended March 31, 2019 and 2018, and condensed consolidated statements of stockholders' equity and cash flows (“Financial Statements”) of Dynatronics Corporation and its wholly-owned subsidiaries (the “Company”) for the nine months ended March 31, 2019 and 2018, should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended June 30, 2018 included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 27, 2018. In the opinion of management, the accompanying Financial Statements have been prepared by us in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of the Company's management, the Financial Statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state our financial position, results of operations, and cash flows. The March 31, 2019 condensed consolidated balance sheet was derived from audited financial statements, but does not include all GAAP disclosures. The results of operations for the first nine months of the fiscal year are not necessarily indicative of results for the full year or any future periods.

The preparation of these Financial Statements requires the Company's management to make estimates and judgments that affect the amounts reported in the Financial Statements and the accompanying notes. The Company’s actual results may differ from these estimates under different assumptions or conditions.

Research and Development Costs

Research and development ("R&D") costs are expensed as incurred. R&D expense for the three and nine months ended March 31, 2019 totaled $14,000 and $40,000, respectively. R&D expense for the three and nine months ended March 31, 2018 totaled $242,000 and $1,048,000, respectively. R&D expense is included in selling, general, and administrative expenses in the condensed consolidated statements of operations.

Reclassification

Certain amounts in the prior year's condensed consolidated statements of operations have been reclassified for comparative purposes to conform to the presentation in the current year's condensed consolidated statements of operations.

Recent Accounting Pronouncements

In August 2018, the SEC adopted a final rule under SEC Release No. 33-10532, Disclosure Update and Simplification that amends certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments also expanded the disclosure requirements on the analysis of shareholders’ equity for interim financial statements, in which registrants must now analyze changes in shareholders’ equity, in the form of reconciliation, for the current and comparative year-to-date periods, with subtotals for each interim period. This final rule was effective on November 5, 2018. The Company has adopted all relevant disclosure requirements. The adoption of these SEC amendments did not have a material impact on the Company’s financial position, results of operations, cash flows or stockholders’ equity.

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842,) a new guidance on leases. This guidance replaces the prior lease accounting guidance in its entirety. The underlying principle of the new standard is the recognition of lease assets and lease liabilities by lessees for substantially all leases, with an exception for leases with terms of less than twelve months. The standard also requires additional quantitative and qualitative disclosures. The guidance is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The standard requires a modified retrospective approach, which includes several optional practical expedients. Accordingly, the standard is effective for the Company for the fiscal year begining on July 1, 2019. The Company is currently evaluating the impact that this guidance will have on the consolidated financial statements.

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

Note 2. Acquisitions

Bird & Cronin

On October 2, 2017, the Company, through its wholly-owned subsidiary Bird & Cronin, LLC, completed the purchase of substantially all the assets of Bird & Cronin, Inc. (“Bird & Cronin”), a manufacturer and distributor of orthopedic soft goods and specialty patient care products. The purchase price is subject to an earn-out payment ranging from $500,000 to $1,500,000, based on sales in fiscal year 2019. The amount recognized for the earn-out liability was $875,000 as of June 30, 2018. The earn-out liability was reduced by $375,000 in the first fiscal quarter of 2019. The change in the fair value of the earn-out liability is included in other income in the accompanying condensed consolidated statements of operations. As of March 31, 2019, the earn-out liability was $500,000. The earn-out liability is combined with the acquisition holdback in the accompanying condensed consolidated balance sheets.

A holdback of $647,291 cash and 184,560 shares of common stock was retained by the Company for purposes of satisfying adjustments to the purchase price, if any. On October 2, 2018, the Company released to Bird & Cronin cash of $162,845 and 54,572 shares of common stock pursuant to the holdback provisions of the purchase agreement. In addition, the Company canceled 37,708 shares of common stock held back for the benefit of Bird & Cronin, pursuant to the settlement of working capital adjustments as provided in the purchase agreement.

As of March 31, 2019, the remaining earn-out liability and holdback payable, contingent upon the terms set forth in the purchase agreement, and the maturity dates for such payments, are as follows:

April 2, 2019	$466,667
August 15, 2019	500,000
Acquisition holdback and earn-out liability	$966,667

On April 2, 2019, the Company released to Bird & Cronin cash of $466,667 and 92,280 shares of common stock pursuant to the holdback provisions of the purchase agreement.

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

Note 3. Net Loss per Common Share

Net loss per common share is computed based on the weighted-average number of common shares outstanding and, when appropriate, dilutive potential common stock outstanding during the period. Stock options, convertible preferred stock, and warrants are considered to be potential common stock. The computation of diluted net loss per common share does not assume exercise or conversion of securities that would have an anti-dilutive effect.

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

Certain outstanding options, warrants and shares of preferred stock convertible into common shares are not included in the computation of diluted net loss per common share because they were anti-dilutive, which for the three months ended March 31, 2019, and 2018, totaled 11,744,083 and 11,772,349, respectively and for the nine months ended March 31, 2019, and 2018, totaled 11,744,083 and 12,003,052, respectively.

Note 4. Convertible Preferred Stock and Common Stock Warrants

As of March 31, 2019, the Company had issued and outstanding a total of 2,000,000 shares of Series A 8% Convertible Preferred Stock (“Series A Preferred”) and 1,459,000 shares of Series B 8% Convertible Preferred Stock ("Series B Preferred"). The Series A Preferred and Series B Preferred are convertible into a total of 3,459,000 shares of common stock. Dividends payable on these preferred shares accrue at the rate of 8% per year and are payable quarterly in stock or cash at the option of the Company. The Company generally pays the dividends on the preferred stock by issuing shares of our common stock. The formula for paying these dividends using common stock in lieu of cash can change the effective yield on the dividend to more or less than 8% depending on the market price of the common stock at the time of issuance. As of March 31, 2019, there were also issued and outstanding 1,440,000 shares of Series C Non-Voting Convertible Preferred Stock (“Series C Preferred”). The Series C Preferred shares are non-voting, do not receive dividends, and have no liquidation preferences or redemption rights.

Note 5. Comprehensive Loss

For the three and nine months ended March 31, 2019 and 2018, comprehensive loss was equal to the net loss as presented in the accompanying condensed consolidated statements of operations.

Note 6. Inventories

Inventories consisted of the following:

	March 31, 2019	June 30, 2018
Raw materials	$5,484,244	$6,216,150
Work in process	664,516	625,830
Finished goods	5,470,296	4,604,264
Inventory obsolescence reserve	(400,121)	(458,389)
	$11,218,935	$10,987,855

Note 7. Related-Party Transactions

The Company leases office, manufacturing and warehouse facilities in Detroit, Michigan; Hopkins, Minnesota; Northvale, New Jersey; and Eagan, Minnesota from employees, shareholders, and entities controlled by shareholders, who were previously principals of businesses acquired by the Company. The combined expenses associated with these related-party transactions totaled $261,792 and $259,980 for the three months ended March 31, 2019 and 2018, respectively, and $785,353 and $626,140 for the nine months ended March 31, 2019 and 2018, respectively.

Note 8. Line of Credit

On March 31, 2017, the Company entered into an $8,000,000 loan and security agreement with Bank of the West to provide asset-based financing to the Company for funding acquisitions and for working capital (“Line of Credit”). The Line of Credit provided for revolving credit borrowings by the Company in an amount up to the lesser of $8,000,000 or the calculated borrowing base. The borrowing base is computed monthly and is equal to the sum of stated percentages of eligible accounts receivable and inventory, less a reserve. Amounts outstanding bear interest at LIBOR plus 2.25%.

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

Borrowings on the Line of Credit were $4,793,505 and $6,286,037 as of March 31, 2019 and June 30, 2018, respectively. As of March 31, 2019, there was approximately $2,600,000 available to borrow.

Note 9. Accrued Payroll and Benefits Expense

As of March 31, 2019 and June 30, 2018, the accrued payroll and benefits expense balance included $358,654 and $473,146, respectively, of accrued severance expense maturing in less than one year. As of March 31, 2019 and June 30, 2018, long-term severance accrual included in other liabilities was $0 and $258,145, respectively. The Company recognized $54,778 and $185,831 in severance expense during the three and nine months ended March 31, 2019, respectively. The Company recognized $839,807 in severance expense during the three and nine months ended March 31, 2018. Severance expense is included in selling, general, and administrative expenses.

Note 10. Revenue

On July 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, which establishes principles for recognizing revenue and reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance was applied using the modified retrospective transition method. The adoption of this guidance had no material impact on the amount and timing of revenue recognized, therefore, no adjustments were recorded to the consolidated financial statements upon adoption. For the three and nine months ended March 31, 2019, revenue recognized pursuant to ASC 606 would not have differed materially had revenue continued to be recognized under ASC 605.

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

Contracts sometimes allow for forms of variable consideration including rebates and incentives. In these cases, the Company estimates the amount of consideration to which it will be entitled in exchange for transferring products to customers utilizing the most likely amount method. Rebates and incentives are estimated based on contractual terms or historical experience and a liability is maintained for rebates and incentives that have been earned but are unpaid. As of March 31, 2019 and June 30, 2018, the rebate liability was $254,144 and $243,758, respectively. The rebate liability is included in accrued expenses in the accompanying condensed consolidated balance sheets.

Revenue is reduced by estimates of potential future contractual discounts including prompt payment discounts. Provisions for contractual discounts are recorded as a reduction to revenue in the period sales are recognized. Estimates are made of the contractual discounts that will eventually be incurred. Contractual discounts are estimated based on negotiated contracts and historical experience. As of March 31, 2019 and June 30, 2018, the allowance for sales discounts was $14,500 and $0, respectively. The allowance for sales discounts is included in trade accounts receivable, less allowance for doubtful accounts in the accompanying condensed consolidated balance sheets.

The Company made an accounting policy election to account for shipping and handling activities as fulfillment activities. As such, shipping and handling are not considered promised services to our customers. Costs for shipping and handling of products to customers are recorded as cost of sales.

The following table disaggregates revenue by major product category:

	Three Months Ended March 31		Nine Months Ended March 31
	2019	2018	2019	2018
Orthopedic Soft Bracing Products	$ 5,510,461	$5,681,928	$17,182,340	$11,380,235
Physical Therapy and Rehabilitation Products	8,973,207	10,694,000	29,576,820	35,479,422
Other	67,851	258,139	298,160	653,714
	$14,551,519	$16,634,067	$47,057,320	$47,513,371

NOTE 11. SUBSEQUENT EVENTS

In April 2019, the Company issued 95,249 shares of common stock as payment of dividends with a total value of approximately $196,000 with respect to the Series A Preferred and Series B Preferred that accrued during the three months ended March 31, 2019.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company may also make forward-looking statements in other reports filed with the SEC, in materials delivered to shareholders and in press releases. In addition, the Company’s representatives may from time to time make oral forward-looking statements. Forward-looking statements relate to future events and typically address our expected future business and financial performance, referring to our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” “intends,” and “potential,” among others. Forward-looking statements include, but are not limited to, statements relating to product development, market acceptance, financial performance, revenue and expense levels in the future, the scope, nature or impact of acquisition, strategic alliance and divestiture activities, and the sufficiency of existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements.

We have based our forward-looking statements on management’s current expectations and assumptions about future events and trends affecting our business and industry that are subject to risks and uncertainties. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained in this report. Some of the risks and uncertainties that may cause actual results to differ from those expressed or implied in the forward-looking statements are described in the section “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, filed with the SEC, as well as in our other public filings with the SEC. In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.

You should read this report in its entirety, together with the documents that we file as exhibits to this report and the documents that we incorporate by reference into this report, with the understanding that our future results may be materially different from what we currently expect. The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them after the date hereof to revise or conform such statements to actual results or to changes in our opinions or expectations. If we do update or correct any forward-looking statements, investors should not conclude that we will make additional updates or corrections.

We qualify all of our forward-looking statements by these cautionary statements.

Dynatronics®, Bird & Cronin®, and Hausmann® are registered trademarks of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

               Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our Unaudited Condensed Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, with a narrative from the perspective of management. You should also consider this information with the information included in our Annual Report on Form 10-K for the year ended June 30, 2018, and our other filings with the SEC, including our quarterly and current reports that we have filed since June 30, 2018 through the date of this report. In the following MD&A, we have rounded many numbers to the nearest one thousand dollars. These numbers should be read as approximate. All inter-company transactions have been eliminated. Our fiscal year ends on June 30. For example, reference to fiscal year 2019 refers to the year ending June 30, 2019. This report covers the three and nine months ended March 31, 2019. Results of operations for the three and nine months ended March 31, 2019 are not necessarily indicative of the results that may be achieved for the full fiscal year ending June 30, 2019.

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

Results of Operations

Net Sales

Net sales decreased $2,082,000, or 12.5%, to $14,552,000 for the quarter ended March 31, 2019, compared to net sales of $16,634,000 for the quarter ended March 31, 2018. The year-over-year decrease in net sales was driven primarily by lower sales of physical therapy and rehabilitation products of approximately $1,721,000 compared to the prior year period. The lower sales are reflective of general softness in demand primarily in our direct sales channel, transitions in our sales force, and our product rationalization strategy.

Net sales decreased $456,000, or 1.0%, to $47,057,000 for the nine months ended March 31, 2019, compared to net sales of $47,513,000 for the nine months ended March 31, 2018. The year-over-year decrease in net sales included an increase of $5,803,000 attributable to the acquisition of Bird & Cronin offset primarily by lower sales of physical therapy and rehabilitation equipment products of approximately $5,903,000 compared to the prior year period. The lower sales are reflective of general softness in demand primarily in our direct sales channel, transitions in our sales force, and our product rationalization strategy.

Gross Profit

Gross profit for the quarter ended March 31, 2019 decreased $887,000, or about 16.8%, to $4,405,000, or 30.3% of net sales. By comparison, gross profit for the quarter ended March 31, 2018 was $5,292,000, or 31.8% of net sales. Gross profit for the quarter ended March 31, 2019 was primarily adversely affected by lower sales, which accounted for approximately $631,000 in lower gross profit, and by reduced gross margin percentage, which resulted in $255,000 in lower gross profit. The year-over-year decrease in gross margin percentage to 30.3% from 31.8% was caused primarily by a change in channel mix for our physical therapy and rehabilitation products as sales in our direct channels decreased proportionally more than in our distribution channels.

Gross profit for the nine months ended March 31, 2019 decreased $769,000, or about 5.0%, to $14,632,000, or 31.1% of net sales. By comparison, gross profit for the nine months ended March 31, 2018 was $15,401,000, or 32.4 % of net sales. The year-over-year decrease in gross profit included an increase of $1,844,000 attributable to the acquisition of Bird & Cronin, offset by lower sales, which accounted for approximately $1,963,000 in lower gross profit, and by reduced gross margin percentage resulting in $650,000 in lower gross profit. The year-over-year decrease in gross margin percentage to 31.1% from 32.4 % was caused primarily by a change in channel mix for our physical therapy and rehabilitation products as sales in our direct channels decreased proportionally more than in our distribution channels.

Selling, General and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses decreased $1,638,000, or 25.4%, to $4,818,000 for the quarter ended March 31, 2019, compared to $6,456,000 for the quarter ended March 31, 2018. Selling expenses represented $460,000 of the decrease in SG&A expenses, primarily due to lower fixed sales management salaries and expenses and reduced commissions on lower sales in the quarter. General and administrative (“G&A”) expenses decreased $950,000 compared to the prior year period. The primary components of the decrease in G&A expenses included decreases of $785,000 in severance expense and $165,000 in other G&A expenses. Research and development (“R&D”) expenses for the quarter ended March 31, 2019 decreased $228,000, or 94.1%, to $14,000 from $242,000 in the quarter ended March 31, 2018. The decrease is primarily due to the re-purposing of our engineering resources to operational improvements.

               SG&A expenses decreased $1,107,000, or 6.8%, to $15,087,000 for the nine months ended March 31, 2019, compared to $16,194,000 for the nine months ended March 31, 2018. Selling expenses decreased $791,000 compared to the prior year period, which included an increase of $444,000 associated with the addition of Bird & Cronin operations, offset by $1,235,000 in lower selling expenses due primarily to lower fixed sales management salaries and reduced commissions. G&A expenses increased $692,000 compared to the prior-year period, driven primarily by: (1) a $1,265,000 increase associated with the addition of Bird & Cronin operations, (2) a $362,000 increase in other G&A expenses, (3) a decrease of $658,000 in severance expenses, and (4) a decrease of $277,000 in acquisition expenses. R&D expenses for the nine months ended March 31, 2019 decreased $1,008,000, or 96.2%, to $40,000 from $1,048,000 in the nine months ended March 31, 2018. The decrease is primarily due to the re-purposing of our engineering resources to operational improvements.

Net Loss Before Income Tax Provision

               Pre-tax loss for the quarter ended March 31, 2019 was $531,000 compared to pre-tax loss of $1,277,000 for the quarter ended March 31, 2018. The $746,000 improvement in pre-tax loss was primarily attributable to a decrease of $1,638,000 in SG&A expenses, partially offset by a reduction of $886,000 in gross profit. Pre-tax loss for the nine months ended March 31, 2019 was $452,000 compared to $1,064,000 for the nine months ended March 31, 2018. The $612,000 improvement in pre-tax loss was attributable to a decrease of $1,107,000 in SG&A expenses and a $375,000 gain on revaluation of the Bird & Cronin acquisition earn-out liability, offset by a decrease of $769,000 in gross profit and an increase of $89,000 in interest expense caused primarily by higher borrowings on our line of credit.

Income Tax Provision

Income tax provision was $33,000 and $237,000 for the quarter and nine months ended March 31, 2019, respectively. This compares to income tax provision of $0 for both the quarter and nine months ended March 31, 2018. See Liquidity and Capital Resources - Deferred Income Taxes below for more information.

Net Loss

Net loss was $563,000 for the quarter ended March 31, 2019, compared to net loss of $1,277,000 for the quarter ended March 31, 2018. Net loss was $689,000 for the nine months ended March 31, 2019, compared to net loss of $1,064,00 for the nine months ended March 31, 2018. The reasons for the change in net loss are the same as those given under the heading Net Loss Before Income Tax and Income Tax Provision.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders decreased $708,000 to $760,000 for the quarter ended March 31, 2019, compared to net loss attributable to common stockholders of $1,468,000 for the quarter ended March 31, 2018. The decrease in net loss attributable to common stockholders for the quarter is due primarily to a $714,000 decrease in net loss. On a per share basis, net loss attributable to common stockholders was $0.09 per share for the quarter ended March 31, 2019, compared to $0.18 per share for the quarter ended March 31, 2018. Net loss attributable to common stockholders decreased $1,497,000 to $1,275,000 for the nine months ended March 31, 2019, compared to net loss attributable to common stockholders of $2,771,000 for the nine months ended March 31, 2018. The decrease in net loss attributable to common stockholders for the nine months is due primarily to: (1) a $97,000 decrease in preferred stock dividends; and (2) a $1,024,000 decrease in deemed dividends and accretion of discounts partially offset by a $375,000 decrease in net loss. On a per share basis, net loss attributable to common stockholders was $0.16 per share for the nine months ended March 31, 2019, compared to $0.45 per share for the nine months ended March 31, 2018.

Liquidity and Capital Resources

We have historically financed operations through cash from operating activities, available cash reserves, borrowings under a line of credit facility (see, Line of Credit, below) and proceeds from the sale of our equity securities. During the quarter and nine months ended March 31, 2019, we had positive cash flows from operating activities. We believe that our existing revenue stream, cash flows from operating activities, current capital resources, and borrowing availability under the line of credit provide sufficient liquidity to fund operations through at least May 15, 2020.

Working capital was $5,824,000 as of March 31, 2019, compared to working capital of $6,837,000 as of June 30, 2018. The current ratio was 1.4 to 1 as of March 31, 2019 and 1.5 to 1 as of June 30, 2018.

Cash and Cash Equivalents

Our cash and cash equivalents position decreased $1,282,000 to $414,000 as of March 31, 2019, compared to $1,696,000 as of June 30, 2018. The primary source of cash in the nine months ended March 31, 2019, was approximately $1,552,000 of net cash provided by operating activities. The primary use of cash in the nine months ended March 31, 2019 was approximately $1,493,000 in net payments on the line of credit and $913,000 in payments of acquisition holdbacks.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, decreased approximately $957,000, or 12.3%, to $6,854,000 as of March 31, 2019, from $7,811,000 as of June 30, 2018. Trade accounts receivable represents amounts due from our customers including dealers and distributors, medical practitioners, clinics, hospitals, colleges, universities and sports teams. We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical experience and relationships with our customers. Accounts receivable are generally collected within approximately 40 days of invoicing.

Inventories

Inventories, net of reserves, increased $231,000 or 2.1%, to $11,219,000 as of March 31, 2019, compared to $10,988,000 as of June 30, 2018. Inventory levels fluctuate based on timing of large inventory purchases from domestic and overseas suppliers as well as variations in sales and production activities. We believe that our allowance for inventory obsolescence is adequate based on our analysis of inventory, sales trends, and historical experience.

Accounts Payable

Accounts payable increased approximately $836,000 or 24.5%, to $4,249,000 as of March 31, 2019, from $3,413,000 as of June 30, 2018. The increase in accounts payable was driven primarily by the timing of purchases and payments.

Line of Credit

Our line of credit balance decreased $1,493,000 to $4,793,000 as of March 31, 2019, compared to $6,286,000 as of June 30, 2018. The decrease was driven primarily by the use of positive cash flows from operating activities.

Debt

Long-term debt, excluding current installments, decreased $129,000 to $174,000 as of March 31, 2019, compared to $303,000 as of June 30, 2018. Our long-term debt is primarily comprised of the mortgage loan on our office and manufacturing facility in Tennessee and also includes loans related to equipment and a vehicle.

In conjunction with the sale and leaseback of our corporate headquarters in August 2014, we entered into a $3,800,000 lease for a 15-year term with an investor group. That sale generated a profit of $2,300,000 which was deferred and is being recognized monthly over the life of the lease at $13,000 per month, or approximately $150,000 per year. The building lease is recorded as a capital lease with the related amortization being recorded on a straight line basis over 15 years at approximately $252,000 per year. Lease payments, currently approximately $27,000, are payable monthly and increase annually by approximately 2% per year over the life of the lease. Total accumulated amortization related to the leased building is approximately $1,176,000 at March 31, 2019. Imputed interest for the quarter ended March 31, 2019, was approximately $42,000.

Deferred Income Taxes

A valuation allowance is required when there is significant uncertainty as to the realizability of deferred income tax assets. The ability to realize deferred income tax assets is dependent upon our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have determined that we do not meet the “more likely than not” threshold that deferred income tax assets will be realized. Accordingly, a valuation allowance is required. Any reversal of the valuation allowance in future periods will favorably impact our results of operations in the period of reversal. As of March 31, 2019 and June 30, 2018, we recorded a full valuation allowance against our net deferred income tax assets. As a result of a temporary book to tax difference associated with the amortization of goodwill for tax purposes, income tax expense is $33,000 for the three months and $237,000 for the nine months ended March 31, 2019 and the balance of a related deferred tax liability is $237,000 as of March 31, 2019.

Stock Repurchase Plans

We have a stock repurchase plan available to us at the discretion of the Board of Directors. Approximately $449,000 remained of this authorization as of March 31, 2019. No purchases have been made under this plan since September 28, 2011.

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information that is required to be disclosed in our reports that we file with the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods that are specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial and accounting officer), as appropriate, to allow timely decisions regarding any required disclosure. In designing and evaluating these disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of March 31, 2019, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits. Unless indicated below, all exhibits are provided with this filing

Exhibit Number	Exhibit Description
31.1	Certification under Rule 13a-14(a)/15d-14(a) of principal executive officer

31.2	Certification under Rule 13a-14(a)/15d-14(a) of principal financial officer and principal accounting officer

32.1	Certificate pursuant to section 18 U.S.C. Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 of principal executive officer*

32.2	Certificate pursuant to section 18 U.S.C. Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 of principal financial officer and principal accounting officer*

101.INS	XBRL Instance Document

101.CAL	XBRL Taxonomy Extension Schema Document

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNATRONICS CORPORATION

Date: May 14, 2019	By:	/s/ Christopher R. von Jako, Ph.D.
Christopher R. von Jako, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2019	By:	/s/ David A. Wirthlin
David A. Wirthlin
Chief Financial Officer (Principal Financial and Accounting Officer)