Form 10-K
period 2019-06-30
DYNATRONICS CORP
filed 2019-09-25
CIK 720875

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2019.

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

(801) 568-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, no par value per share	DYNT	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

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

The aggregate market value of the common stock of the registrant held by non-affiliates computed by reference to the price at which the common stock was last sold on December 31, 2018 (the last day of the registrant’s most recently completed second fiscal quarter), was approximately $12.0 million.

As of September 20, 2019, the registrant had 8,679,231 shares of common stock, no par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on December 4, 2019 are incorporated by reference into Part III.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, those that are discussed in “Business” (Part I, Item 1 of this Form 10-K), “Risk Factors” (Part I, Item 1A of this Form 10-K), and throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7 of this Form 10-K). Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in forward-looking statements within this report. The forward-looking statements included in this report speak only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1.  Business

Company Background

Dynatronics Corporation is a leading medical device company committed to providing high-quality restorative products designed to accelerate optimal health. We design, manufacture, and sell a broad range of restorative products for clinical use in physical therapy, rehabilitation, orthopedics, pain management, and athletic training. Through our distribution channels, we market and sell to orthopedists, physical therapists, chiropractors, athletic trainers, sports medicine practitioners, clinics, hospitals, and consumers.

We conduct our operations at our headquarters in Cottonwood Heights, Utah, a suburb of Salt Lake City, and in other facilities located in Chattanooga, Tennessee; Northvale, New Jersey; and Eagan, Minnesota. Organized in 1983, Dynatronics has grown by adding product offerings, developing best-in-class distribution to meet the needs of our target customers, and acquiring complementary medical device businesses in related fields.

Unless the context otherwise requires, all references in this report to “registrant,” “we,” “us,” “our,” “Dynatronics,” or the “Company” refer to Dynatronics Corporation, a Utah corporation and our wholly owned subsidiaries. In this report, unless otherwise expressly indicated, references to “dollars” and “$” are to United States dollars.

Business Strategy

Dynatronics is a leading manufacturer of restorative products known for trusted high-quality brands, on-time delivery, and superior customer care. We are executing a strategy to significantly grow our organization through an aggressive acquisition program in order to realize our vision to become the recognized standard in restorative solutions. We intend to provide value to clinicians, investors, and all stakeholders by executing on our core strategy of revenue growth, margin enhancement, and focused business development.

Corporate Information

Dynatronics Corporation is a Utah corporation founded in 1983 as Dynatronics Laser Corporation to acquire our predecessor company, Dynatronics Research Company, which was also a Utah corporation, formed in 1979. Our principal executive offices are located at 7030 Park Centre Drive, Cottonwood Heights, Utah 84121, and our telephone number is (801) 568-7000. Our website address is www.dynatronics.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and documents we file with the Securities and Exchange Commission (or “SEC”) are available via a link to the SEC’s website www.sec.gov on our website under the “Investors” tab which directs you to our page at https://irdirect.net/dynt. Available on this website as a portal investors can find or navigate to pertinent information about us, including copies of the reports described above, as well as other information such as the following:

●
Announcements of investor conferences, press releases, and events at which our executives talk about our products and business operations;
●
Information about our business strategies, financial results and metrics for investors;
●
Press releases on quarterly earnings, product and service announcements, legal developments and other Company news;
●
Information and documents related to corporate governance, including our articles of incorporation, bylaws, governance guidelines, Board committee charters, code of conduct and ethics and other governance policies; and
●
Other information we may post from time to time.

You may also subscribe to receive Company alerts and information as it becomes available from the Company. The information found on our website and our Investors portal is not part of this or any other report we file with, or furnish to, the SEC. We encourage investors, the media, and others interested in Dynatronics to review the information we post on our website and the social media channels listed on our Investor Relations website.

We operate on a fiscal year ending June 30. For example, reference to fiscal year 2019 refers to the fiscal year ended June 30, 2019. All references to financial statements in this report refer to the consolidated financial statements of our parent company, Dynatronics Corporation, and our wholly-owned subsidiaries, Bird & Cronin, LLC, Hausmann Enterprises, LLC, and Dynatronics Distribution Company, LLC.

Recent Developments

On August 26, 2019, Dr. Christopher R. von Jako stepped down as our Chief Executive Officer. In connection with his departure, Dr. von Jako also resigned from the board of directors (“Board of Directors” or “Board”) of the Company effective August 26, 2019. On August 26, 2019, the Board appointed Brian D. Baker, our Chief Operating Officer, to succeed Christopher R. von Jako as the Chief Executive Officer. We entered into an employment agreement with Mr. Baker, which provides for base salary of $275,000 per year and an annual bonus targeted at a maximum payout of $100,000, with any bonus amount to be determined by the Compensation Committee of the Board of Directors based on results of operations and Mr. Baker’s performance against goals established by the Compensation Committee. Mr. Baker will also receive annual equity grants as determined by the Compensation Committee of restricted stock units valued at a maximum of $100,000, vesting 50% upon the date of grant and 50% on the first anniversary of the date of grant. Upon the execution of his employment agreement, the Compensation Committee and the Board also approved the grant to Mr. Baker of 50,000 restricted stock units (“RSUs”) under the Dynatronics Corporation 2018 Equity Incentive Plan (the “2018 Plan”), vesting in four equal annual installments commencing on the first anniversary of the grant date. Upon vesting, Mr. Baker will receive a number of shares of common stock equal to the number of restricted stock units that have vested. The Compensation Committee and the Board also approved a grant to Mr. Baker of a non-qualified stock option to purchase 50,000 shares of common stock in accordance with the terms of the 2018 Plan, exercisable at a price per share equal to the closing price of the Company’s common stock on the date of grant. The option also vests in four equal annual installments, commencing on the first anniversary of the date of grant. Mr. Baker will operate from our Eagan, Minnesota location and as part of his compensation package, the Company will pay certain relocation expenses for Mr. Baker, not to exceed $25,000.

In connection with the change in management, we entered into a Separation and Release Agreement (“Separation Agreement”) with Dr. von Jako, effective August 26, 2019. Under the terms of the Separation Agreement with Dr. von Jako, we agreed to pay him a cash payment (less applicable withholding taxes) equal to three months of base salary (excluding bonus or any pro ration thereof) in installments over the three months following September 1, 2019, the last day of his employment by the Company. The payment of the severance benefit and his continued employment through September 1, 2019 are subject to the terms and conditions of the Separation Agreement, including a release of all claims against the Company.

We filed a Current Report on Form 8-K on August 28, 2019 to report these and additional details concerning the change in its principal executive officer.

Our Products

We sell products that we manufacture and we sell and distribute products that are manufactured by unrelated third parties. To distinguish between these types of products, in this report, we refer to products manufactured by any of our Dynatronics affiliated entities as “Manufactured Products” and we refer to our products that we distribute that are manufactured by third parties as “Distributed Products”. All of these products are selected by us to fulfill our goal of providing quality restorative products to our customers. Manufactured Products accounted for approximately 74% of our net sales (excluding freight, repairs, and miscellaneous items) in fiscal year 2019.

We offer a broad range of restorative products for clinical use in physical therapy, rehabilitation, orthopedics, pain management, and athletic training. Our offerings include orthopedic soft bracing and support products, treatment tables, exercise and rehabilitation equipment, therapeutic modalities, and related supplies.

We are consistently recognized as Best in Class by our various distribution, OEM, and branded partners for our trusted high-quality products, on-time delivery, and superior customer care. Our focus on delivering products on-time is supported by our “Quick Ship” program that promises shipment within one to 10 business days from date of order for many of our products.

Our products are used primarily by orthopedists, physical therapists, chiropractors, athletic trainers, sports medicine practitioners, clinics, hospitals, and consumers. The following illustrates a few select restorative products in our portfolio.

Orthopedic Soft Bracing and Support Products
Our orthopedic soft bracing and support products are designed to accelerate health for patients both pre- and post-surgical intervention, and during fracture recovery, joint stabilization, and ligament injury.

Our Bird & Cronin® brand products include, among others, cervical collars, shoulder immobilizers, arm slings, wrist and elbow supports, abdominal and lumbosacral supports, maternity supports, knee immobilizers and supports, ankle walkers and supports, plantar fasciitis splints, and cold therapy. We continually seek to update our line of soft bracing and support Manufactured Products.

Physical Therapy and Rehabilitation Products
Our physical therapy and rehabilitation products are designed to accelerate health in a wide range of clinical settings, including physical therapy, rehabilitation, pain management, and athletic training.

Our Dynatron Solaris®, Hausmann™, and PROTEAM™ brands, among others included physical therapy, rehabilitation, and athletic training products. These products include treatment tables, exercise and rehabilitation equipment, therapeutic modalities, and related supplies.

Treatment Tables, Exercise and Rehabilitation Equipment
We manufacture and distribute a premium line of power and manually operated treatment tables, mat platforms, work tables, parallel bars, training stairs, weight racks, treadmills, recumbent bikes, and other related equipment. These products are essential to treating patients in a variety of clinical settings.

Therapeutic Modalities
We manufacture and distribute a premium line of therapeutic modality devices that include electrotherapy, ultrasound, phototherapy, therapeutic laser, shortwave diathermy, radial pulse therapy, hot and cold therapy, compression therapy, and electrodes. These modalities can be effective in treating pain, increasing local blood circulation, promoting relaxation of muscle spasms, preventing retardation of disuse atrophy, and accelerating muscle re-education. Our branded line of modalities are well known to clinicians across all of our end-markets.

Supplies
We manufacture and distribute various clinical supplies that include exercise bands and tubing, topical analgesics, lotions and gels, orthopedic bracing, paper products, athletic tape, and other related supplies.

Sales Mix among Key Products

No single product accounted for more than 10% of total revenues in fiscal years 2019 and 2018. Sales of Manufactured Products represented approximately 74% and 70% of total product sales, excluding freight and other revenue, in fiscal years 2019 and 2018, respectively. The increase in percentage of products manufactured in fiscal year 2019 can be attributed to the acquisition of Bird & Cronin in the second quarter of fiscal year 2018.

Patents and Trademarks

Patents. We own a United States patent on our thermoelectric technology that will remain in effect until February 2033. We also hold a United States patent on our combination traction/phototherapy technology that will remain in effect until December 2026, and a United States patent on our phototherapy technology that will remain in effect until August 2025.

Trademarks and Copyrights. We own trademarks used in our business, particularly marks relating to our corporate and product names. United States trademark registrations that are significant to our business, include Dynatron®, Dynatron Solaris®, Dynaheat®, BodyIce®, Powermatic®, Bird & Cronin®, Physician’s Choice®, and the Hausmann Logo.

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

Warranty Service

We provide a warranty on all Manufactured Products for time periods generally ranging in length from 90 days to two years from the date of sale. We service warranty claims on these products at our Utah, Tennessee, New Jersey and Minnesota sites depending on the product and service required. We also have field service available in other parts of the United States. Our warranty policies are comparable to warranties generally available in the industry. Warranty claims were approximately $88,000 in fiscal year 2019, and $123,000 in fiscal year 2018.

Distributed Products carry warranties provided by the various manufacturers of those products. We do not generally supplement these warranties or provide unreimbursed warranty services for Distributed Products. We also sell accessory items for our Manufactured Products that are supplied by other manufacturers. These accessory products carry warranties from their original manufacturers without supplement from us.

Customers and Markets

We sell our products to licensed practitioners such as orthopedists, physical therapists, chiropractors, and athletic trainers. Our customers also include professional sports teams and universities, sports medicine specialists, post-acute care facilities, hospitals, clinics, retail distributors and equipment manufacturer (OEM) partners. Throughout the United States and internationally, we utilize a network of over 300 independent dealers. Most dealers purchase and take title to the products, which they then sell to end users. In addition, we utilize a network of independent sales representatives combined with a small number of targeted direct sales representatives.

We have entered into agreements with independent clinics and hospitals, regional and national chains of physical therapy clinics and hospitals, integrated delivery networks, group purchasing organizations (“GPOs”), and government agencies. We sell products directly to these clinics, hospitals, and groups pursuant to preferred pricing arrangements. No single customer or group of related accounts was responsible for 10% or more of net sales in fiscal years 2019 and 2018.

We export products to approximately 30 different countries. Sales outside North America totaled approximately $1,435,000 in fiscal year 2019 (or approximately 2.3% of net sales) and $1,479,000 in fiscal year 2018 (or approximately 2.3% of net sales). We have no foreign manufacturing operations, but we purchase certain products and components from foreign manufacturers.

Competition

We do not compete with a single competitor across all of our product lines. Our industry comprises numerous competitors of varying sizes, including personal care companies, branded consumer healthcare companies and private label manufacturers. Information necessary to determine or reasonably estimate our market share or that of any competitor in any of these markets of our highly fragmented industry is not readily available to us.

We compete against various manufacturers and distributors, some of which are larger and more established, and have greater resources available to them, than Dynatronics. Our competitors in soft bracing and support products are primarily regional manufacturers, as well as several large corporations. Our competitors in treatment tables, exercise and rehabilitation equipment, and related supplies are from several domestic and international manufacturers and distributors.

In the clinical market for therapeutic modality devices we compete with both domestic and foreign companies. Several of our products are protected by patents or where patents have expired, the proprietary technology on which those patents were based. We believe that the integration of advanced technology in the design of our products has distinguished Dynatronics-branded products in this competitive market. For example, we were the first company to integrate infrared phototherapy as part of a combination therapy device. We believe these factors give us a competitive edge. Our primary domestic competitors in the therapeutic device manufacturing market include four large manufacturers.

Trusted high-quality brands, on-time product delivery, and superior customer care are of key importance for us to remain competitive in this market and to maintain established relationships within our distribution channels.

Manufacturing and Quality Assurance

We produce Manufactured Products at our facilities in Cottonwood Heights, Utah, Chattanooga, Tennessee, Northvale, New Jersey and Eagan, Minnesota. Our Manufactured Products utilize custom components both fashioned internally from sourced raw materials, as well as components purchased from third-party suppliers. All parts and components purchased from these suppliers meet established specifications. Trained staff performs all sub-assembly, final assembly and quality assurance testing by following established procedures. Our design and development process ensures that products meet specified design requirements. The supply chain process manages suppliers of components and materials to ensure their quality and availability for our manufacturing teams.

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

Our Utah facility holds certification to ISO 13485:2016 (MDSAP Audit Model) related to country specific requirements for the USA, Canada, and Japan.

Products manufactured at our facilities in Utah, Tennessee, New Jersey, and Minnesota meet the requirements of cGMP. This quality system ensures the provision of products and services meet the expectations of our customers.

Research and Development

Total research and development (“R&D”) expenses in fiscal year 2019 were $54,000, compared to approximately $1,194,000 in fiscal year 2018. The decrease is primarily due to the re-purposing of our engineering resources to operational improvements. As a percentage of net sales, R&D expenses represented approximately 0.1% and 1.9% in fiscal years 2019 and 2018, respectively.

Regulatory Matters

The manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and other countries. In the United States, the FDA regulates some of our products pursuant to the Medical Device Amendment of the Food, Drug, and Cosmetic Act, or FDC Act, and regulations promulgated under the FDC Act. Advertising and other forms of promotion (including claims) and methods of marketing of the products are subject to regulation by the FDA and by the Federal Trade Commission, or FTC, under the Federal Trade Commission Act.

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

We intend to continuously improve our products after they have been introduced to the market. Certain modifications to our marketed devices may require a pre-market notification and clearance under section 510(k) before the changed device may be marketed, if the change or modification could significantly affect safety or effectiveness. As appropriate, we may therefore submit future 510(k) notifications to the FDA. No assurance can be given that clearance or approval of such new applications will be granted by the FDA on a timely basis, or at all. Furthermore, we may be required to submit extensive pre-clinical and clinical data depending on the nature of the product changes. All of our devices, unless specifically exempted by regulation, are subject to the FDC Act’s general controls, which include, among other things, registration and listing, adherence to the Quality System Regulation requirements for manufacturing, medical device reporting and the potential for voluntary and mandatory recalls described above.

In March 2010, the Patient Protection and Affordable Care Act, known as the Affordable Care Act, and the Health Care and Education Reconciliation Act of 2010 were signed into law. The Affordable Care Act provided for a 2.3% excise tax on U.S. sales of medical devices, including our products, effective as of 2013. The excise tax was suspended for a two-year period beginning January 1, 2016 and was further suspended through December 31, 2019. The passage of the Affordable Care Act imposed new reporting and disclosure requirements for device manufacturers with regard to payments or other transfers of value made to certain healthcare providers. Specifically, any transfer of value exceeding $10 in a single transfer or cumulative transfers over a one-year period exceeding $100 to any statutorily defined practitioner (primarily physicians, podiatrists, and chiropractors) must be reported to the federal government by March 31st of each year for the prior calendar year. The data is assembled and posted to a publicly accessible website by September 30th following the March 31st reporting date. If we fail to provide these reports, or if the reports we provide are not accurate, we could be subject to significant penalties. Several states have adopted similar reporting requirements. We believe we are in compliance with the Affordable Care Act and we have systems in place to assure continued compliance.

The medical device excise tax included in the Affordable Care Act is an excise tax on the first sale of medical devices by a manufacturer, producer, or importer equal to 2.3% of the sales price. Taxable medical devices include any device as defined in Section 201(h) of the FDC Act intended for humans, with the exception of eyeglasses, contact lenses, hearing aids and any other device determined by the Secretary of Health and Human Services to be a type which is generally purchased by the general public at retail for individual use (“exempt devices”). On December 18, 2015, President Obama signed into law H.R. 2029, the “Consolidated Appropriations Act, 2016,” which included a two-year moratorium on the medical device excise tax, effective January 1, 2016. In January 2018, the tax was suspended for an additional two-year period. Absent further legislative action, the tax will be automatically reinstated for medical device sales starting on January 1, 2020.

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

If the FTC has reason to believe the law is being violated (e.g., a manufacturer or distributor does not possess adequate substantiation for product claims), it can initiate an enforcement action. The FTC has a variety of administrative and judicial processes and remedies available to it for enforcement, including compulsory process authority, cease and desist orders, and injunctions. FTC enforcement could result in orders requiring, among other things, limits on advertising, consumer redress, and divestiture of assets, rescission of contracts, or such other relief as may be deemed necessary. Violation of such orders could result in substantial financial or other penalties. Any such action against us by the FTC could materially and adversely affect our ability to successfully market our products.

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

Foreign Government Regulation

Although it is not a current focus, we may expand our activities to market our products in select international markets in the future. The regulatory requirements for our products vary from country to country. Some countries impose product standards, packaging requirements, labeling requirements and import restrictions on some of the products we manufacture and distribute. Each country has its own tariff regulations, duties and tax requirements. Failure to comply with applicable foreign regulatory requirements may subject us to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Environment

Environmental regulations and the cost of compliance with them are not material to our business. Numerous federal, state and local laws regulate the sale of products containing certain identified ingredients that may impact human health and the environment. For instance, California has enacted Proposition 65, which requires the disclosure of specified listed ingredient chemicals on the labels of products sold in that state and the use of warning labels when such ingredients may be found. We believe we are compliant with such regulations.

Seasonality

Our business is affected by some seasonality, which could result in fluctuation in our operating results. Sales are typically higher in our first and fourth fiscal quarters (the summer and spring months), while sales in our second and third fiscal quarters are generally slower (the fall and winter months). Therefore, our quarterly operating results are not necessarily indicative of operating results for the entire year, and historical operating results in a quarterly or annual period are not necessarily indicative of future operating results.

Employees

As of June 30, 2019, we employed 284 people, of which 269 were employed on a full-time basis. Certain of our employees (52 individuals) are subject to a collective bargaining agreement scheduled to expire in February 2022. We believe our labor relations with both union and non-union employees are satisfactory.

Item 1A. Risk Factors

In addition to the risks described elsewhere in this report and in certain of our other filings with the SEC, we have identified the following risks and uncertainties, among others, as risks that could cause our actual results to differ materially from those contemplated by us or by any forward-looking statement contained in this report. You should consider the following risk factors, in addition to the information presented elsewhere in this report, particularly under the heading "Cautionary Note Regarding Forward-Looking Statements," on page 1 of this report, and statements and disclosures contained in the sections “Part I, Item 1. Business,” “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,” as well as in the filings we make from time to time with the SEC, in evaluating us, our business and an investment in our securities. The fact that some of these risk factors may be the same or similar to those that we have included in other reports that we have filed with the SEC in past periods means only that the risks are present in multiple periods. We believe that many of the risks that are described here are part of doing business in the industry in which we operate and will likely be present in all periods. The fact that certain risks are endemic to the industry does not lessen their significance.

Risks Related to Our Business and Industry

We have a recent history of losses, and we may not return to or sustain profitability in the future. We have incurred net losses for eight consecutive fiscal years. We cannot predict when we will again achieve profitable operations or that we will not require additional financing to fulfill our business objectives. We may not be able to increase revenue in future periods, and our revenue could decline or grow more slowly than we expect. We may incur significant losses in the future for many reasons, including due to the risks described in this report.

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

At the scheduled maturity of our credit facilities or in the event of an acceleration of a debt facility following an event of default, the entire outstanding principal amount of the indebtedness under such facility, together with all other amounts payable thereunder from time to time, will become due and payable. It is possible that we may not have sufficient funds to pay such obligations in full at maturity or upon such acceleration. If we default and are not able to pay any such obligations due, our lenders have liens on substantially all of our assets and could foreclose on our assets in order to satisfy our obligations. If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance our indebtedness and other financial transactions, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms, if at all. Our line of credit with a lender matures in December 2020, which will require that we renew the facility at that time. There is no assurance we will be successful in renewing the credit facility with our current lender or refinancing the facility with another lender. In addition, any refinancing of our indebtedness could be at significantly higher interest rates, and/or result in significant transaction fees.

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

Our inability to successfully manage growth through acquisitions, and the integration of recently acquired businesses, products or technologies may present significant challenges and could harm our operating results. Over the past 30 months, we have made two significant acquisitions. Our business plan includes the acquisition of other businesses, products, and technologies. In the future we expect to acquire or invest in other businesses, products or technologies that we believe could complement our existing product lines, expand our customer base and operations, and enhance our technical capabilities or otherwise offer growth or cost-saving opportunities. As we grow through acquisitions, we face additional challenges of integrating the operations, personnel, culture, information management systems and other characteristics of the acquired entity with our own. Efforts to integrate future acquisitions may be hampered by delays, the loss of certain employees, changes in management, suppliers or customers, proceedings resulting from employment terminations, culture clashes, unbudgeted costs, and other issues, which may occur at levels that are more severe or prolonged than anticipated. If we identify an appropriate acquisition candidate, we may not be successful in negotiating favorable terms of the acquisition, financing the acquisition or effectively integrating the acquired business, product or technology into our existing business and operations. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices, or employee or customer issues.

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

Our products are regulated by numerous government agencies, both inside and outside the United States. The impact of this on us is direct, to the extent we are subject to these laws and regulations, and indirect in that in a number of situations, even though we may not be directly regulated by specific healthcare laws and regulations, our products must be capable of being used by our customers in a manner that complies with those laws and regulations. The manufacture, distribution, marketing, and use of some of our products are subject to extensive regulation and increased scrutiny by the FDA and other regulatory authorities globally. Any new Class II product must undergo lengthy and rigorous testing and other extensive, costly and time-consuming procedures mandated by FDA and foreign regulatory authorities. Changes to current Class II products may be subject to vigorous review, including additional 510(k) and other regulatory submissions, and approvals are not certain. Our facilities must be approved and licensed prior to production and remain subject to inspection from time to time thereafter. Failure to comply with the requirements of FDA or other regulatory authorities, including a failed inspection or a failure in our adverse event reporting system, could result in adverse inspection reports, warning letters, product recalls or seizures, monetary sanctions, injunctions to halt the manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant approvals or licenses, restrictions on operations or withdrawal of existing approvals and licenses. Any of these actions could cause a loss of customer confidence in us and our products, which could adversely affect our sales. The requirements of regulatory authorities, including interpretative guidance, are subject to change and compliance with additional or changing requirements or interpretative guidance may subject us or our products to further review, result in product launch delays or otherwise increase our costs.

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

The cost of healthcare has risen significantly over the past decade and numerous initiatives and reforms initiated by legislators, regulators and third-party payers to curb these costs have resulted in a consolidation trend in the restorative products industry as well as among our customers, including healthcare providers. These conditions could result in greater pricing pressures and limitations on our ability to sell to important market segments, such as group purchasing organizations, integrated delivery networks and large single accounts. We expect that market demand, government regulation, third-party reimbursement policies and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances which may exert further downward pressure on the prices of our products and adversely impact our business, financial condition and results of operations.

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

If significant tariffs or other restrictions are placed on imports or any related counter-measures are taken by foreign countries, our revenue and results of operations may be materially harmed. Potential changes in international trade relations between the United States and other countries, could have a material adverse effect on our business. There is currently significant uncertainty about the future relationship between the United States and various other countries, with respect to trade policies, treaties, government regulations and tariffs. The U.S. government has adopted a new approach to trade policy including in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. The U.S. government has also imposed tariffs on certain foreign goods. These measures may materially increase costs for goods imported into the United States. This in turn could require us to materially increase prices to our customers which may reduce demand, or, if we are unable to increase prices to adequately address any tariffs, quotas or duties result in lowering our margin on products sold. Changes in U.S. trade policy have resulted in, and could result in more, U.S. trading partners adopting responsive trade policies, including imposition of increased tariffs, quotas or duties, making it more difficult or costly for us to export our products to those countries. The implementation of a border tax, tariff or higher customs duties on our products manufactured abroad or components that we import into the U.S., or any potential corresponding actions by other countries in which we do business, could negatively impact our financial performance.

If we fail to obtain regulatory approval in foreign jurisdictions, then we cannot market our products in those jurisdictions. We sell some of our products in foreign jurisdictions. Many foreign countries in which we market or may market our products have regulatory bodies and restrictions similar to those of the FDA. International sales are subject to foreign government regulation, the requirements of which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ. Companies are now required to obtain a CE Mark, which shows conformance with the requirements of applicable European Conformity directives, prior to the sale of some medical devices within the European Union. Some of our current products that require CE Markings have them and it is anticipated that additional and future products may require them as well. We may be required to conduct additional testing or to provide additional information, resulting in additional expenses, to obtain necessary approvals. If we fail to obtain approval in such foreign jurisdictions, we would not be able to sell our products in such jurisdictions, thereby reducing the potential revenue from the sale of our products.

We store, process, and use data, some of which contain personal information and are subject to complex and evolving laws and regulations regarding privacy, data protection and other matters, which are subject to change. Some of the data we store, process, and use, contains personal information, subjecting us to a variety of laws and regulations in the United States and other countries with respect to privacy, rights of publicity, data protection, content, protection of minors, and consumer protection. These laws can be particularly restrictive. Both in the United States and abroad, these laws and regulations are evolving and remain subject to change. Several proposals are pending before federal, state and foreign legislative and regulatory bodies that could significantly affect our business. A number of states have enacted laws or are considering the enactment of laws governing the release of credit card or other personal information received from consumers:

●
California has enacted legislation, the California Consumer Privacy Act (“CCPA”) that, among other things, will require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020.

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

Market access could be a limiting factor in our growth. The emergence of GPO’s that control a significant amount of product flow to hospitals and other acute care customers may limit our ability to grow in the acute care space. GPO’s issue contracts to manufacturers approximately every three years through a bidding process. Despite repeated efforts, we have been relatively unsuccessful in landing any significant GPO contracts. The process for being placed on contract with a GPO is rigorous and non-transparent. Performance Health, a large competitor, controls the majority of GPO contracts in our market space holding in many instances a sole source contract.

A significant percentage of our workforce is subject to a collective bargaining agreement. Approximately 18% of our workforce is subject to a collective bargaining agreement, which is subject to negotiation and renewal every three years. The current agreement is scheduled to expire in February 2022. Our inability to negotiate the renewal of this collective bargaining agreement, or any prolonged work stoppages could have a material adverse effect on our business, results of operations, financial condition and cash flows. We cannot ensure that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor, or that a breakdown in such negotiations will not result in the disruption of our operations. In addition, employees who are not currently represented by labor unions may seek representation in the future. Although we have generally enjoyed good relations with both our union and non-union employees, if we are subject to labor actions, we may experience an adverse impact on our operating results.

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

Certain of the products we sell are subject to market and technological obsolescence. We offer approximately 10,000 variations of products. If our customers discontinue purchasing a given product, we might have to record expense related to the diminution in value of inventories we have in stock, and depending on the magnitude, that expense could adversely impact our operating results. In addition to the products of others that we distribute, we design and manufacture our own medical devices and products. We may be unable to effectively develop and market products against the products of our competitors in a highly competitive industry. Our present or future products could be rendered obsolete or uneconomical by technological advances by our competitors. Competitive factors include price, customer service, technology, innovation, quality, reputation and reliability. Our competition may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, have greater financial, marketing and other resources than us or be more successful in attracting potential customers, employees and strategic partners. Given these factors, we cannot guarantee that we will be able to continue our level of success in the industry.

We are dependent on a limited number of third-party suppliers for components and raw materials and the loss of any of these suppliers, or their inability to provide us with an adequate supply of materials that meet our quality and other requirements, could harm our business. We rely on third-party suppliers to provide components for our products, manufacture products that we do not manufacture ourselves and perform services that we do not provide ourselves, including package-delivery services. Because these suppliers are independent third parties with their own financial objectives, actions taken by them could have a materially adverse effect on our results of operations. The risks of relying on suppliers include our inability to enter into contracts with such suppliers on reasonable terms, breach, or termination by suppliers of their contractual obligations, inconsistent or inadequate quality control, relocation of supplier facilities, and disruption to suppliers’ business, including work stoppages, suppliers’ failure to comply with complex and changing regulations, and third-party financial failure. Any problems with our suppliers and associated disruptions to our supply chain could materially negatively impact our ability to supply the market, substantially decrease sales, lead to higher costs, or damage our reputation with our customers, and any longer-term disruptions could potentially result in the permanent loss of our customers, which could reduce our recurring revenues and long-term profitability. Disruption to our supply chain could occur as a result of any number of events, including, but not limited to, increases in wages that drive up prices; the imposition of regulations, trade protection measures, tariffs, duties, import/export restrictions, quotas or embargoes on key components; labor stoppages; transportation failures affecting the supply and shipment of materials and finished goods; the unavailability of raw materials; severe weather conditions; natural disasters; civil unrest, geopolitical developments, war or terrorism; computer viruses, physical or electronic breaches, or other information system disruptions or security breaches; and disruptions in utility and other services.

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

Our stock price has been volatile and we expect that it will continue to be volatile. For example, during the year ended June 30, 2019, the selling price of our common stock ranged from a high of $3.25 to a low of $1.21. The volatility of our stock price can be due to many factors, including:

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

Investors in our securities may experience substantial dilution upon the conversion of preferred stock to common, exercise of stock options and warrants, future issuances of stock, grants of restricted stock and the issuance of stock in connection with acquisitions of other companies. Our articles of incorporation authorize the issuance of up to 100,000,000 shares of common stock and 50,000,000 shares of preferred stock. Our Board of Directors has the authority to issue additional shares of common and preferred stock up to the authorized capital stated in the articles of incorporation. The Board may choose to issue some or all of such shares of common or preferred stock to acquire one or more businesses or to provide additional financing in the future. As of September 20, 2019, we had outstanding a total of 2,000,000 shares of Series A 8% Convertible Preferred Stock (the “Series A Preferred”), 1,459,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred”), and 1,440,000 shares of Series C Non-Voting Convertible Preferred Stock (the “Series C Preferred”), as well as warrants for the purchase of approximately 6,738,500 shares of common stock. The Series A Preferred, Series B Preferred and Series C Preferred shares are convertible into a total of 4,899,000 shares of common stock. The conversion of these outstanding shares of preferred stock and the exercise of the warrants will result in substantial dilution to our common shareholders. In addition, from time to time, we have issued and we expect we will continue to issue stock options or restricted stock grants or similar awards to employees, officers, and directors pursuant to our equity incentive award plans. Investors in our equity securities may expect to experience dilution as these awards vest and are exercised by their holders and as the restrictions lapse on the restricted stock grants. We also may issue stock or stock purchase warrants for the purpose of raising capital to fund our growth initiatives, in connection with acquisitions of other companies, or in connection with the settlement of obligations or indebtedness, which would result in further dilution of existing shareholders. The issuance of any such shares of common or preferred stock may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares of common stock or securities convertible into or exercisable for the purchase of common stock, such issuance also will cause a reduction in the proportionate ownership and voting power of all other shareholders and may result in a change in control of the Company.

The stock markets (including the NASDAQ Capital Market, on which we list our common stock) have experienced significant price and volume fluctuations. As a result, the market price of our common stock could be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our financial condition, operating performance or prospects. The market price of our common stock could be subject to wide fluctuations in response to a number of factors, including strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy.

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

The holders of the Series A and Series B Preferred are entitled to receive dividends on the Series A and Series B Preferred they hold and depending on whether these dividends are paid in cash or stock, the payment of such dividends will either decrease cash that is available to us to invest in our business or dilute the holdings of other shareholders. Our agreements with the holders of the Series A and Series B Preferred provide that they will receive quarterly dividends at 8%, subject to adjustment as provided in the applicable declarations of the rights and preferences of these series of preferred stock. We may under certain circumstances elect to pay these dividends in stock. Payment of the dividends in cash decreases cash available to us for use in our business and the use of shares of common stock to pay these dividends results in dilution of our existing shareholders.

The concentration or potential concentration of equity ownership by Prettybrook Partners, LLC and its affiliates may limit your ability to influence corporate matters. As of June 30, 2019, Prettybrook Partners, LLC and its managing directors and affiliates (collectively “Prettybrook”), owned approximately 1,096,000 shares of common stock, 1,069,000 shares of Series A Preferred, and 300,000 shares of Series B Preferred. These securities represent approximately 20% of the voting power of our issued and outstanding equity securities. Under the terms of the Series A Preferred, by agreement with us and the remaining holders of the Series A Preferred, Prettybrook has the right to appoint up to three members of our seven-member Board of Directors (the Preferred Directors) and has appointed a non-voting observer to the Board. Moreover, the exercise of warrants issued to Prettybrook in the Series A Preferred financing and the Series B Preferred financing transactions in which Prettybrook was an investor could further enable Prettybrook to exert significant control over operations and influence over all corporate activities, including the election or removal of directors and the outcome of tender offers, mergers, proxy contests or other purchases of common stock that could give our shareholders the opportunity to realize a premium over the then-prevailing market price for their shares of common stock. This concentrated control will limit your ability to influence corporate matters and, as a result, we may take actions that our shareholders do not view as beneficial. In addition, such concentrated control could discourage others from initiating changes of control. In such cases, the perception of our prospects in the market and the market price of our common stock may be adversely affected.

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

Our ability to issue preferred stock could delay or prevent takeover attempts. As of September 20, 2019, we had 4,899,000 shares of convertible preferred stock outstanding and our Board of Directors has the authority to cause us to issue, without any further vote or action by the shareholders, up to approximately 45,101,000 additional shares of preferred stock, no par value per share, in one or more series, and to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series of preferred stock. In the event of issuance, the preferred stock could be used as a method of discouraging, delaying, deferring or preventing a change in control without further action by the shareholders, even where shareholders might be offered a premium for their shares. Although we have no present intention to issue any shares of our preferred stock, we may do so in the future under appropriate circumstances.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters and principal executive offices are located at 7030 Park Centre Drive, Cottonwood Heights, Utah. Cottonwood Heights is a suburb of Salt Lake City, Utah. The headquarters consist of a single facility housing administrative offices, manufacturing and warehousing space, totaling approximately 36,000 square feet. We sold the building in August 2014, and now lease it back from the purchaser. The monthly lease payment is approximately $27,000 and the lease terminates in 2029. We account for the lease-back agreement as a capital lease which results in depreciation and implied interest expense each period, offset by an amortized gain on the sale of the property. Overall the net monthly occupancy cost of this lease is $29,000.

We own a 53,200 square-foot manufacturing facility and undeveloped acreage available for future expansion in Chattanooga, Tennessee, subject to a mortgage requiring monthly payments to a bank of approximately $14,000 and maturing in 2021. The interest rate on this obligation is 6.4% per annum.

We lease a 60,000 square-foot manufacturing and office facility in Northvale, New Jersey to house our Hausmann brand operations. The initial two-year term of this lease commenced in April 2017, with monthly lease payments of $30,000 for the first year and 2% increases in each subsequent year. The lease provides for two options to extend the term of the lease for two years per extension term, subject to annual 2% per year increases in base rent, and a third extension option at the end of the second option term for an additional five years at fair market value. The lease was negotiated at arms’ length as part of the applicable acquisition transaction. We believe that the terms of the agreement are commercially reasonable for the market in which the facility is located.

We lease a 85,000 square-foot manufacturing and office facility in Eagan, Minnesota to house our Bird & Cronin brand operations. This lease has an initial three-year term that commenced in October 2017, with monthly lease payments of $50,000. We may extend the lease under two, two-year optional extensions. The landlord is Bird & Cronin, Inc., from which we acquired the Bird & Cronin assets and operations in 2017. Stockholders of Bird & Cronin, Inc. include employees of the Company. The lease was negotiated at arms’ length as part of the applicable acquisition transaction. We believe that the terms of the agreement are commercially reasonable for the market in which the facility is located.

We believe the facilities described above are adequate for our current needs and that they will accommodate our presently expected growth and operating needs. As our business continues to grow, additional facilities or the expansion of existing facilities may be required.

               We also own equipment used in the manufacture and assembly of our products and computer equipment. The nature of this equipment is not specialized and replacements may be readily obtained from any of a number of suppliers.

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

Fiscal Year Ended June 30,	2019		2018
	High	Low	High	Low
1st Quarter (July-September)	$3.25	$2.65	$3.15	$2.10
2nd Quarter (October-December)	$2.99	$2.50	$3.05	$2.15
3rd Quarter (January-March)	$2.79	$1.96	$3.55	$2.40
4th Quarter (April-June)	$2.09	$1.21	$3.25	$2.80

Outstanding Common Shares and Number of Shareholders

As of September 20, 2019, we had approximately 8,679,231 shares of common stock issued and outstanding and approximately 390 shareholders of record, not including shareholders whose shares are held in “nominee” or “street” name by a bank, broker or other holder of record.

Dividends

We have never paid cash dividends on our common stock. Our anticipated capital requirements are such that we intend to follow a policy of retaining earnings, if any, in order to finance the development of the business.

As of September 20, 2019, we had outstanding 2,000,000 shares of Series A Preferred, 1,459,000 shares of Series B Preferred, and 1,440,000 shares of Series C Non-Voting Convertible Preferred Stock (“Series C Preferred”). These series of preferred stock have rights and preferences that rank senior to or in certain circumstances, on par with, our common stock. The declarations of the rights and preferences of these series of preferred stock contain covenants that prohibit us from declaring and distributing dividends on our common stock without first making all distributions that are due to any senior securities. Dividends payable on the Series A and the Series B Preferred accrue at the rate of 8% per year and are payable quarterly. We may, at our option under certain circumstances, make distributions of these dividends in cash or in shares of common stock. When possible, we pay dividends on the Series A and Series B Preferred in shares of common stock. The formula for paying these dividends in common stock can change the effective yield on the dividend to more or less than 8% depending on the market price of the common stock at the time of issuance.

Purchases of Equity Securities

We did not purchase any shares of common stock during the year ended June 30, 2019 or in the prior seven fiscal years.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

               The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements,” and elsewhere in this Annual Report on Form 10-K. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements. The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under the heading “Cautionary Note Regarding Forward-Looking Statements,” on page 1 of this Form 10-K, “Risk Factors” (Part I, Item 1A of this Form 10-K) and elsewhere in this Form 10-K. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, which are included in Part II, Item 8 of this report.

Overview

We design, manufacture, and sell a broad range of restorative products for clinical use in physical therapy, rehabilitation, orthopedics, pain management, and athletic training. Through our distribution channels, we market and sell to orthopedists, physical therapists, chiropractors, athletic trainers, sports medicine practitioners, clinics, hospitals, and consumers.

Results of Operations

Fiscal Year 2019 Compared to Fiscal Year 2018

Net Sales

Net sales in fiscal year 2019 decreased $1,850,000, or 2.9%, to $62,565,000, compared to net sales of $64,415,000 in fiscal year 2018. The year-over-year decrease in net sales included an increase of $5,969,000 attributable to the acquisition of Bird & Cronin, offset by a decrease of $7,819,000, primarily of physical therapy and rehabilitation products compared to the prior year period. The lower sales are reflective of general softness in demand primarily in our direct sales channel, transitions in our sales force, and our product rationalization strategy.

Gross Profit

Gross profit for the year ended June 30, 2019 decreased $1,247,000, or 6.1%, to $19,174,000, or 30.6% of net sales. By comparison, gross profit for the year ended June 30, 2018 was $20,421,000, or 31.7% of net sales. The year-over-year decrease in gross profit included an increase of $1,978,000 attributable to the acquisition of Bird & Cronin, offset by lower sales of physical therapy and rehabilitation products, which accounted for approximately $2,340,000 in lower gross profit, and by reduced gross margin percentage resulting in $885,000 in lower gross profit. The year-over-year decrease in gross margin percentage to 30.6% from 31.7 % was caused primarily by lower sales of manufactured physical therapy and rehabilitation products and a change in channel mix for our physical therapy and rehabilitation products as sales in our direct channels decreased proportionally more than in our dealer channels.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses decreased $1,702,000, or 7.9%, to $19,970,000 for the year ended June 30, 2019, compared to $21,672,000 for the year ended June 30, 2018. Selling expenses decreased $1,022,000 compared to the prior year period, which included an increase of $413,000 associated with the addition of Bird & Cronin operations, offset by $1,435,000 in lower selling expenses due primarily to lower fixed sales management salaries and reduced commissions. General and administrative expenses decreased $680,000 compared to the prior-year period, driven primarily by: (1) a $1,232,000 increase associated with the addition of the Bird & Cronin operations, (2) a $197,000 increase in other G&A expenses, (3) a decrease of $679,000 in severance expenses, (4) a decrease of $290,000 in acquisition expenses, and (5) a $1,140,000 decrease in research and development expenses due to the re-purposing of our engineering resources to operational improvements.

Interest Expense

Interest expense increased approximately $84,000 in fiscal year 2019, to approximately $512,000, compared to approximately $428,000 in fiscal year 2018. The increase in interest expense is primarily related to higher interest rates and higher average borrowings on our line of credit resulting in interest charges of $269,000 and $185,000 for the years ended June 30, 2019 and 2018, respectively. Another large component of interest expense is imputed interest related to the sale/leaseback of our corporate headquarters facility which totaled $167,000 and $179,000, respectively, for the years ended June 30, 2019 and 2018. Interest expense also included interest on the mortgage on our Tennessee property, imputed interest related to other capital leases, and interest paid on equipment loans for office furnishings and vehicles.

Net Loss Before Income Tax

Pre-tax loss for the year ended June 30, 2019 was $916,000 compared to $1,673,000 for the year ended June 30, 2018. The $757,000 improvement in pre-tax loss was primarily attributable to a decrease of $1,702,000 in SG&A and a $375,000 gain on revaluation of the Bird & Cronin acquisition earn-out liability, partially offset by a decrease of $1,247,000 in gross profit, and an increase of $84,000 in interest expense discussed above.

Income Tax

Income tax provision was $5,000 in fiscal year 2019, compared to an income tax benefit of $70,000 in fiscal year 2018.

Net Loss

Net loss for the year ended June 30, 2019 was $921,000, compared to $1,602,000 for the year ended June 30, 2018. The reasons for the change in net loss are the same as those given under the headings Net Loss Before Income Tax and Income Tax in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders decreased $1,783,000 to $1,716,000 ($0.21 per share) for the year ended June 30, 2019, compared to $3,499,000 ($0.53 per share) for the year ended June 30, 2018. The decrease in net loss attributable to common stockholders for the is due primarily to: (1) a $78,000 decrease in preferred stock dividends; (2) a $1,024,000 decrease in deemed dividends and accretion of discounts; and (3) a $681,000 decrease in net loss.

Liquidity and Capital Resources

We have historically financed operations through cash from operations, available cash reserves, borrowings under our asset-based lending facility (see Line of Credit, below), and the proceeds from the sale of our equity securities. As of June 30, 2019, we had $156,000 in cash and cash equivalents, compared to $1,596,000 as of June 30, 2018. During fiscal year 2019, we had positive cash flows from operating activities. We believe that our existing revenue stream, cash flows from consolidated operations, current capital resources, and borrowing availability under the line of credit provide sufficient liquidity to fund operations through at least September 30, 2020.

Working capital was $5,638,000 as of June 30, 2019, compared to working capital of $6,837,000 as of June 30, 2018. The current ratio was 1.4 to 1 as of June 30, 2019, compared to 1.5 to 1 as of June 30, 2018. Current assets were 50.2% of total assets as of June 30, 2019, and 50.9% of total assets as of June 30, 2018.

Cash and Cash Equivalents and Restricted Cash

Our cash and cash equivalents and restricted cash position decreased $1,440,000 to $256,000 as of June 30, 2019, compared to $1,696,000 as of June 30, 2018. The primary sources of cash in the year ended June 30, 2019, were net borrowings of $255,000 under our line of credit and approximately $326,000 of net cash provided by operating activities. Primary uses of cash included payments of acquisition holdbacks of $1,380,000.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, decreased approximately $316,000, or 4.0%, to $7,495,000 as of June 30, 2019, from $7,811,000 as of June 30, 2018. The decrease was primarily due to a decline in sales in the year ended June 30, 2019. Trade accounts receivable represents amounts due from our customers including dealers and distributors, medical practitioners, clinics, hospitals, colleges, universities and sports teams. We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical experience and relationships with our customers. Accounts receivable are generally collected within approximately 40 days of invoicing.

Inventories

Inventories, net of reserves, increased $540,000, or 4.9%, to $11,528,000 as of June 30, 2019, compared to $10,988,000 as of June 30, 2018. The increase resulted primarily from inventory level fluctuations based on timing of large inventory purchases from domestic and overseas suppliers as well as variations in sales and production activities. During fiscal year 2019, we recorded in cost of goods sold of $0 in non-cash write-offs of inventory related to discontinued product lines, excess repair parts, product rejected for quality standards, and other non-performing inventory compared to inventory write-offs of $692,000 in fiscal year 2018. We believe that our estimate of the allowance for inventory reserves is adequate based on our historical knowledge and product sales trends.

Accounts Payable

Accounts payable increased approximately $577,000, or 16.9%, to $3,990,000 as of June 30, 2019, from $3,413,000 as of June 30, 2018. The increase in accounts payable was driven primarily by the timing of purchases and payments.

Line of Credit

The asset-based line of credit facility (“Line of Credit”) is available pursuant to the loan and security agreement, as amended (the “Loan and Security Agreement”), entered into with Bank of the West in March 2017, that matures on December 15, 2020. Our obligations under the Line of Credit are secured by a first-priority security interest in substantially all of our assets. The Loan and Security Agreement requires a lockbox arrangement and contains affirmative and negative covenants, including covenants that restrict our ability to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of our business, and engage in transactions with affiliates. The agreement also contains a financial covenant requiring a minimum monthly consolidated fixed charge coverage ratio. The Line of Credit provides for revolving credit borrowings in an amount up to the lesser of $11,000,000 or the calculated borrowing base. The borrowing base is computed monthly and is equal to the sum of stated percentages of eligible accounts receivable and inventory, less a reserve. Amounts outstanding bear interest at LIBOR plus 2.25% (4.6% as of June 30, 2019). The Line of Credit is subject to an unused line fee of .25%.

On June 21, 2019, we entered into the Fifth Modification Agreement (the “Modification”) to modify the Loan and Security Agreement and amend certain terms applicable to the Line of Credit. The Modification includes, among other things, an amendment to certain provisions of the Loan and Security Agreement, including changes to the financial covenants of the Line of Credit, eliminates the consolidated leverage ratio and amends the minimum consolidated fixed charge coverage ratio. As modified, the fixed charge coverage ratio will apply only when the excess availability amount under the Line of Credit is less than the greater of $1,000,000 or 10% of the borrowing base.

As of June 30, 2019, we had borrowed $6,541,000 under the Line of Credit compared to total borrowings of $6,286,000 as of June 30, 2018. There was approximately $1,480,000 and $1,370,000 available to borrow as of June 30, 2019 and 2018, respectively.

Debt

               Long-term debt decreased approximately $164,000 to approximately $303,000 as of June 30, 2019, compared to approximately $467,000 as of June 30, 2018. Our long-term debt is primarily comprised of the mortgage loan on our office and manufacturing facility in Tennessee maturing in 2021, and also includes loans related to equipment and a vehicle. The principal balance on the mortgage loan is approximately $239,000, of which $91,000 is classified as long-term debt, with monthly principal and interest payments of $13,000.

Capital Lease Obligations

Capital lease obligations as of June 30, 2019 and 2018 totaled approximately $3,199,000. Our capital lease obligations consist primarily of a capitalized building lease. In conjunction with the sale and leaseback of our corporate headquarters in August 2014, we entered into a 15-year lease, classified as a capital lease, originally valued at $3,800,000. The building lease asset is amortized on a straight line basis over 15 years at approximately $252,000 per year. Total accumulated amortization related to the leased building is approximately $1,239,000 at June 30, 2019. The sale generated a profit of $2,300,000, which is being recognized straight-line over the life of the lease at approximately $150,000 per year as an offset to amortization expense. The balance of the deferred gain as of June 30, 2019 is $1,529,000. Lease payments, currently approximately $27,000, are payable monthly and increase annually by approximately 2% per year over the life of the lease. Imputed interest for the fiscal year ended June 30, 2019 was approximately $167,000. In addition to the Utah building, we lease certain equipment which have been determined to be capital leases. As of June 30, 2019, future minimum gross lease payments required under the capital leases were as follows:

2020	$454,150
2021	461,266
2022	468,516
2023	442,631
2024	384,754
Thereafter	2,113,348
Total	$4,324,665

 Acquisition Holdback and Earn-Out Liability

Acquisition holdback and earn-out liabilities decreased $1,755,000 or 77.8%, to $500,000 as of June 30, 2019, from $2,255,000 as of June 30, 2018. The decrease was driven by a $375,000 reduction in the fair value of the earn-out liability and payments of acquisition holdbacks of $1,380,000.

Inflation

Our revenues and net income have not been unusually affected by inflation or price increases for raw materials and parts from vendors.

Stock Repurchase Plan

In 2011, our Board of Directors adopted a stock repurchase plan authorizing repurchases of shares in the open market, through block trades or otherwise. Decisions to repurchase shares under this plan are based upon market conditions, the level of our cash balances, general business opportunities, and other factors. The Board may periodically approve amounts for share repurchases under the plan. As of June 30, 2019, approximately $449,000 remained available under this authorization for purchases under the plan. No purchases have been made under this plan since September 28, 2011.

Critical Accounting Policies

                This MD&A is based upon our Consolidated Financial Statements (see Part II, Item 8 below), which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. We regularly review our estimates and assumptions. The SEC has requested that all registrants address their most critical accounting policies. The SEC has indicated that a “critical accounting policy” is one which is both important to the representation of the registrant’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We base our estimates on past experience and on various other assumptions our management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results will differ, and may differ materially from these estimates under different assumptions or conditions. Additionally, changes in accounting estimates could occur in the future from period to period. Our management has discussed the development and selection of our most critical financial estimates with the audit committee of our Board of Directors. The following paragraphs identify our most critical accounting policies:

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

Any modifications to estimates of inventory valuation reserves are reflected in cost of goods sold within the statements of operations during the period in which such modifications are determined necessary by management. As of June 30, 2019, and 2018, our inventory valuation reserve balance, was approximately $139,000 and $458,000, respectively, and our inventory balance was $11,528,000 and $10,988,000, net of reserves, respectively.

Revenue Recognition

Our sales force and distributors sell our products to end users, including orthopedists, physical therapists, chiropractors, athletic trainers, sports medicine practitioners, clinics, hospitals, and consumers. Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied which occurs upon the transfer of control of a product. This occurs either upon shipment or delivery of goods, depending on whether the contract is FOB origin or FOB destination. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products to a customer. Contracts sometimes allow for forms of variable consideration including rebates and incentives. In these cases, the Company estimates the amount of consideration to which it will be entitled in exchange for transferring products to customers utilizing the most likely amount method. Rebates and incentives are estimated based on contractual terms or historical experience and a liability is maintained for rebates and incentives that have been earned but are unpaid. Revenue is reduced by estimates of potential future contractual discounts including prompt payment discounts. Provisions for contractual discounts are recorded as a reduction to revenue in the period sales are recognized. Estimates are made of the contractual discounts that will eventually be incurred. Contractual discounts are estimated based on negotiated contracts and historical experience. Shipping and handling activities are accounted for as fulfillment activities. As such, shipping and handling are not considered promised services to our customers. Costs for shipping and handling of products to customers are recorded as cost of sales.

Allowance for Doubtful Accounts

We must make estimates of the collectability of accounts receivable. In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $7,495,000 and $7,811,000, net of allowance for doubtful accounts of $90,000 and $370,000 as of June 30, 2019, and 2018, respectively.

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

Negative evidence:

● We have eight years of cumulative losses as of June 30, 2019.

We place more weight on objectively verifiable evidence than on other types of evidence and management currently believes that available negative evidence outweighs the available positive evidence. We have therefore determined that we do not meet the “more likely than not” threshold that deferred tax assets will be realized. Accordingly, a valuation allowance is required. Any reversal of the valuation allowance will favorably impact our results of operations in the period of reversal. As of June 30, 2019 and June 30, 2018, we recorded a full valuation allowance against our net deferred income tax assets. The anticipated accumulated net operating loss carryforward as of June 30, 2019, is approximately $6,212,000, which will begin to expire in 2037.

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements included in Item 8 of the Form 10-K for a description of recent accounting pronouncements.

Off-Balance Sheet Financing

We have no off-balance sheet debt or similar obligations. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We do not guarantee any third-party debt.

Business Plan and Outlook

This past year our focus has been on driving profitability in our legacy business through multiple cost-reduction initiations, while continuing to build our restorative products platform for long-term success. We are confident that the steps we have taken will position the company for success moving forward. In fiscal 2020 we are focused on executing our strategies as follows:

●
Drive sales through enhancing our partnerships with key strategic accounts, optimizing our sales channels, demand generation, and continuing to deliver superior customer care;
●
Increase our operating profitability through disciplined management of our financial ratios, cost reduction initiatives, and product portfolio management;
●
Pursue merger and acquisition opportunities in our core markets through pipeline management, disciplined valuation, and superior execution; and
●
Bolster our communication with the investor community through investor conferences, non-deal road shows, and calls with equity research analysts and investors.

We are actively pursuing an acquisition strategy to consolidate other manufacturers and distributors in our core markets (i.e. physical therapy, rehabilitation, orthopedics, pain management, and athletic training). We are primarily seeking candidates that fall into the following categories:

●
Manufacturers in markets where we have a competitive advantage;
●
Distributors that extend geographic reach or provide different channel access;
●
Tuck-in manufacturers / distributors in adjacent markets; and
●
Value-oriented businesses with growth potential, stable margins, and cash flow.

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

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Dynatronics Corporation and subsidiaries (the “Company”) as of June 30, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2019, in conformity with U.S. generally accepted accounting principles.

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

We have served as the Company’s auditor since October 24, 2016.

/s/ Tanner LLC

Salt Lake City, Utah
September 25, 2019

DYNATRONICS CORPORATION
Consolidated Balance Sheets
As of June 30, 2019 and 2018

Assets	2019	2018
Current assets:
Cash and cash equivalents	$155,520	$1,595,757
Restricted cash	100,510	100,359
Trade accounts receivable, less allowance for doubtful accounts of $89,500 as of June 30, 2019 and $370,300 as of June 30, 2018	7,495,309	7,810,846
Other receivables	2,776	52,819
Inventories, net	11,527,521	10,987,855
Prepaid expenses	632,061	778,654
Income tax receivable	-	95,501

Total current assets	19,913,697	21,421,791

Property and equipment, net	5,677,419	5,850,899
Intangible assets, net	6,407,374	7,131,758
Goodwill	7,116,614	7,116,614
Other assets	516,841	532,872

Total assets	$39,631,945	$42,053,934

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,989,546	$3,412,960
Accrued payroll and benefits expense	1,373,481	1,929,465
Accrued expenses	1,038,726	830,243
Warranty reserve	207,988	205,850
Line of credit	6,540,639	6,286,037
Current portion of long-term debt	173,921	164,003
Current portion of capital lease obligations	283,781	226,727
Current portion of deferred gain	150,448	150,448
Current portion of acquisition holdback and earn-out liability	500,000	1,379,512
Income tax payable	16,751	-

Total current liabilities	14,275,281	14,585,245

Long-term debt, net of current portion	129,428	303,348
Capital lease obligations, net of current portion	2,915,241	2,972,540
Deferred gain, net of current portion	1,379,105	1,529,553
Acquisition holdback and earn-out liability, net of current portion	-	875,000
Other liabilities	177,181	411,466

Total liabilities	18,876,236	20,677,152
Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value: Authorized 50,000,000 shares; 4,899,000 shares and 4,899,000 shares issued and outstanding as of June 30, 2019 and June 30, 2018, respectively	11,641,816	11,641,816
Common stock, no par value: Authorized 100,000,000 shares; 8,417,793 shares and 8,089,398 shares issued and outstanding as of June 30, 2019 and June 30, 2018, respectively	21,320,106	20,225,107
Accumulated deficit	(12,206,213)	(10,490,141)

Total stockholders' equity	20,755,709	21,376,782

Total liabilities and stockholders' equity	$39,631,945	$42,053,934

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Consolidated Statements of Operations
For the Years Ended June 30, 2019 and 2018

	2019	2018

Net sales	$62,565,117	$64,414,910
Cost of sales	43,391,518	43,994,235
Gross profit	19,173,599	20,420,675

Selling, general, and administrative expenses	19,969,696	21,671,569
Operating loss	(796,097)	(1,250,894)

Other income (expense):
Interest expense, net	(512,186)	(428,462)
Other income, net	392,035	6,786
Net other expense	(120,151)	(421,676)

Loss before income taxes	(916,248)	(1,672,570)

Income tax (provision) benefit	(5,474)	70,314

Net loss	(921,722)	(1,602,256)

Deemed dividend on convertible preferred stock and accretion of discount	-	(1,023,786)
Preferred stock dividend, cash	-	(104,884)
Convertible preferred stock dividend, in common stock	(794,350)	(768,074)

Net loss attributable to common stockholders	$(1,716,072)	$(3,499,000)

Basic and diluted net loss per common share	$(0.21)	$(0.53)

Weighted-average common shares outstanding:
Basic and diluted	8,246,188	6,622,429

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Consolidated Statements of Stockholders' Equity
For the Years Ended June 30, 2019 and 2018

						Total
	Common stock		Preferred stock		Accumulated	stockholders'
	Shares	Amount	Shares	Amount	deficit	equity
Balance at July 1, 2017	4,653,165	$11,838,022	3,559,000	$8,501,295	$(8,014,927)	$12,324,390

Stock-based compensation	103,853	254,758	-	-	-	254,758

Issuance of preferred stock and warrants, net of issuance costs of $399,879	-	-	4,381,935	10,600,121	-	10,600,121

Preferred stock dividend, in cash	-	-	-	-	(104,884)	(104,884)

Preferred stock dividend, in common stock, issued or to be issued	290,445	768,074	-	-	(768,074)	-

Preferred stock converted to common stock	3,041,935	7,459,600	(3,041,935)	(7,459,600)	-	-

Reduction in equity retained for acquisition holdback	-	(95,347)	-	-	-	(95,347)

Preferred stock beneficial conversion and accretion of discount	-	-	-	1,023,786	-	1,023,786

Dividend of beneficial conversion and accretion of discount	-	-	-	(1,023,786)	-	(1,023,786)

Net loss	-	-	-	-	(1,602,256)	(1,602,256)

Balance at June 30, 2018	8,089,398	$20,225,107	4,899,000	$11,641,816	$(10,490,141)	$21,376,782

Stock-based compensation	63,998	300,649	-	-	-	300,649

Preferred stock dividend, in common stock, issued or to be issued	302,105	794,350	-	-	(794,350)	-

Reduction in equity retained for acquisition holdback	(37,708)	-	-	-	-	-

Net loss	-	-	-	-	(921,722)	(921,722)

Balance at June 30, 2019	8,417,793	$21,320,106	4,899,000	$11,641,816	$(12,206,213)	$20,755,709

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2019 and 2018

	2019	2018
Cash flows from operating activities:
Net loss	$(921,722)	$(1,602,256)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	887,013	673,566
Amortization of intangible assets	724,384	638,360
Amortization of other assets	40,635	74,568
Loss (gain) on sale of property and equipment	2,177	20,438
Stock-based compensation expense	300,649	254,758
Change in allowance for doubtful accounts receivable	(280,800)	(20,033)
Change in allowance for inventory obsolescence	(319,836)	55,652
Amortization deferred gain on sale/leaseback	(150,448)	(150,448)
Change in fair value of earn-out liability	(375,000)	-
Change in operating assets and liabilities:
Trade accounts receivable	646,380	(292,090)
Inventories	(458,936)	491,356
Prepaid expenses	146,593	(181,865)
Other assets	(24,603)	(44,567)
Income tax receivable	112,252	(106,391)
Accounts payable and accrued expenses	(3,062)	950,754

Net cash provided by operating activities	325,676	761,802

Cash flows from investing activities:
Purchase of property and equipment	(224,111)	(242,911)
Net cash paid in acquisitions	-	(9,063,017)
Proceeds from sale of property and equipment	-	12,160

Net cash used in investing activities	(224,111)	(9,293,768)

Cash flows from financing activities:
Principal payments on long-term debt	(164,002)	(146,263)
Principal payments on long-term capital lease	(252,738)	(194,955)
Payment of acquisition holdbacks	(1,379,513)	(294,744)
Net change in line of credit	254,602	4,114,102
Proceeds from issuance of preferred stock, net	-	6,600,121
Preferred stock dividends paid in cash	-	(104,884)

Net cash (used in) provided by financing activities	(1,541,651)	9,973,377

Net change in cash and cash equivalents and restricted cash	(1,440,086)	1,441,411

Cash and cash equivalents and restricted cash at beginning of the period	1,696,116	254,705

Cash and cash equivalents and restricted cash at end of the period	$256,030	$1,696,116

Supplemental disclosure of cash flow information:
Cash paid for interest	$515,634	$412,455
Supplemental disclosure of non-cash investing and financing activity:
Deemed dividend on convertible preferred stock and accretion of discount	-	1,023,786
Preferred stock dividends paid or to be paid in common stock	794,350	768,074
Inventory reclassified to demonstration equipment	239,106	-
Preferred stock issued to acquire "Bird & Cronin"	-	3,904,654
Acquisition holdback	-	1,504,512
Conversion of preferred stock to common stock	-	7,459,600
Capital lease obligations incurred to acquire property and equipment	252,493	112,675

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Notes to Consolidated Financial Statements
June 30, 2019 and 2018

Note 1.  Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Dynatronics Corporation (“Company,” “Dynatronics”) is a leading medical device company committed to providing high-quality restorative products designed to accelerate optimal health. The Company designs, manufactures, and sells a broad range of restorative products for clinical use in physical therapy, rehabilitation, orthopedics, pain management, and athletic training. Through its distribution channels, Dynatronics markets and sells to orthopedists, physical therapists, chiropractors, athletic trainers, sports medicine practitioners, clinics, hospitals, and consumers.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include all highly liquid investments with maturities of three months or less at the date of purchase. Also included within cash and cash equivalents are deposits in-transit from banks for payments related to third-party credit card and debit card transactions. Cash and cash equivalents totaled approximately $156,000 and $1,596,000 as of June 30, 2019 and 2018, respectively. Restricted cash totaled approximately $101,000 and $100,000 as of June 30, 2019 and 2018, respectively, and consisted of a certificate of deposit.

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

Revenue Recognition

The Company recognizes revenue when performance obligations under the terms of a contract with a customer are satisfied which occurs upon the transfer of control of a product. This occurs either upon shipment or delivery of goods, depending on whether the contract is FOB origin or FOB destination. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products to a customer. Contracts sometimes allow for forms of variable consideration including rebates and incentives. In these cases, the Company estimates the amount of consideration to which it will be entitled in exchange for transferring products to customers utilizing the most likely amount method. Rebates and incentives are estimated based on contractual terms or historical experience and a liability is maintained for rebates and incentives that have been earned but are unpaid. Revenue is reduced by estimates of potential future contractual discounts including prompt payment discounts. Provisions for contractual discounts are recorded as a reduction to revenue in the period sales are recognized. Estimates are made of the contractual discounts that will eventually be incurred. Contractual discounts are estimated based on negotiated contracts and historical experience. Shipping and handling activities are accounted for as fulfillment activities. As such, shipping and handling are not considered promised services to our customers. Costs for shipping and handling of products to customers are recorded as cost of sales.

Research and Development Costs

Research and development ("R&D") costs are expensed as incurred. R&D expense for the years ended June 30, 2019 and 2018 totaled $54,438 and $1,194,013, respectively. R&D expense is included in selling, general, and administrative expenses in the consolidated statements of operations.

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

Outstanding options, warrants and convertible preferred stock for common shares not included in the computation of diluted net loss per common share because they were anti-dilutive, totaled 11,764,083 as of June 30, 2019 and 11,222,589 as of June 30, 2018. These potential common shares are not included in the computation because they would be anti-dilutive.

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

Income Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax reform legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended. Among other items, the Tax Act permanently reduces the federal corporate tax rate to 21% effective January 1, 2018. As the Company’s fiscal year end falls on June 30, the statutory federal corporate tax rate for fiscal 2018 was prorated to 27.5%, with the statutory rate for fiscal 2019 and beyond at 21%. As a result of the reduction in the corporate income tax rate from 35% to 21% under the Act, the Company revalued its net deferred tax assets at December 31, 2017 and included these estimates in our consolidated financial statements for the year ended June 30, 2018. No measurement adjustments were determined to be necessary as a result of further clarification and changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, or any changes in accounting standards for income taxes or related interpretations in response to the Tax Act.

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

As of June 30, 2019 and 2018, the Company had approximately $0 and $1,575,000, respectively, in cash and cash equivalents in excess of federally insured limits. The Company has not experienced any losses in such accounts.

Certain of the Company's employees are covered by a collective bargaining agreement. As of June 30, 2019, approximately 18% of the Company's employees were covered by a collective bargaining agreement scheduled to expire in 2022.

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

Reclassification

Certain amounts in the prior year's consolidated statements of operations and cash flows have been reclassified for comparative purposes to conform to the presentation in the current year's consolidated statements of operations and cash flows.

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

The Company has evaluated the impact of adopting ASU No. 2016-02 on its consolidated financial statements. The new guidance will primarily impact the balance sheet by establishing a right of use asset and corresponding lease liability on the Company's consolidated balance sheet for operating leases. Management estimates adoption of this guidance will result in the recognition of right of use assets and lease liabilities for operating leases of approximately $3,700,000 and $3,700,000, respectively, as of July 1, 2019. The Company does not expect the adoption of this guidance to have a material impact on the consolidated statements of operations or consolidated statements of cash flows. The Company will be in a position to report under this new standard in the first quarter of 2020.

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

Note 2.  Acquisitions

Bird & Cronin

On October 2, 2017, the Company, through its wholly-owned subsidiary Bird & Cronin, LLC, a newly formed Utah limited liability company, completed the purchase of substantially all of the assets of Bird & Cronin, Inc. (“Bird & Cronin”), a manufacturer and distributor of orthopedic soft bracing and support products. This acquisition has expanded the Company’s sales in the orthopedic and patient care markets by leveraging the products and distribution network offered by Bird & Cronin.

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

A holdback of cash totaling $933,334 and 184,560 shares of common stock (converted from Series D Preferred) valued at approximately $466,667 was retained for purposes of satisfying adjustments to the purchase price as may be required. Pursuant to a working capital adjustment and indemnification claim provisions, the purchase price was subsequently decreased $399,169. The cash portion of the holdback was also increased by $95,347 in exchange for a reduction in retained shares of common stock for the same value. As a result, the Company canceled 37,708 shares of common stock held back for the benefit of Bird & Cronin. On October 2, 2018, the Company released to Bird & Cronin cash of $162,845 and 54,572 shares of common stock pursuant to the holdback provisions of the purchase agreement.  On April 2, 2019, the Company released to Bird & Cronin cash of $466,667 and 92,280 shares of common stock pursuant to the holdback provisions of the purchase agreement.  In addition, the amount recognized for the earn-out liability was subsequently reduced by $625,000 to $875,000 as of June 30, 2018. The earn-out liability was further reduced by $375,000 in fiscal year 2019, with the change in the fair value of the earn-out liability being included in other income in the accompanying consolidated statements of operations. As of June 30, 2019, the earn-out liability was $500,000. The earn-out liability is combined with the acquisition holdback in the accompanying consolidated balance sheets. On August 19, 2019, the Company entered an agreement to pay the earn-out in four equal monthly payments of $125,000, plus 10% interest, beginning in September 2019. The first payment was made on September 4, 2019, for $129,110.

In connection with the acquisition, the Company completed a private placement of Series C Non-Voting Convertible Preferred Stock (“Series C Preferred”) and common stock warrants to raise cash proceeds of $7,000,000 pursuant to the terms and conditions of a Securities Purchase Agreement entered into on September 26, 2017 (see Note 14). Certain principals of Bird & Cronin are holders of the Company’s issued and outstanding common stock and two of the principals are employees of the Company.

Also in connection with the acquisition, the Company entered into a lease with Trapp Road Limited Liability Company, a Minnesota limited liability company controlled by the former shareholders of Bird & Cronin, to lease the facility in Eagan, Minnesota (the “Minnesota Facility”) effective as of the closing date with an initial three-year term. Annual rental payments of $600,000 are payable in monthly installments of $50,000. The lease term will automatically be extended for two additional periods of two years each, without any increase in the lease payment, subject to the Company’s right to terminate the lease or to provide notice not to extend the lease prior to the end of the term. The Company also offered employees of Bird & Cronin employment with Dynatronics at closing.

The acquisition of Bird & Cronin has been accounted for under the purchase method as prescribed by applicable accounting standards. Under this method, the Company has allocated the purchase price to the assets acquired and liabilities assumed at estimated fair values. The total consideration transferred or to be transferred, totaled $14,472,182 (which is comprised of cash of $9,063,017, holdbacks of $1,504,512, and preferred stock of $3,904,653 net of offering costs). The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of acquisition:

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

Financial Impact of Acquired Business

The Bird & Cronin business purchased by the Company in fiscal year 2018 contributed revenues of $17,233,000, and a net income of $1,354,000, inclusive of $336,000 of acquired intangible amortization, to the Company for the year ended June 30, 2018.

The unaudited pro forma financial results for the year ended June 30, 2018 combines the consolidated results of the Company and Bird & Cronin assuming the Bird & Cronin acquisition had been completed on July 1, 2016. The reported revenue and net loss of $64,414,910 and $1,602,256 would have been $70,870,000 and $1,556,000 for the year ended June 30, 2018, respectively, on an unaudited pro forma basis. For 2017, the reported revenue and net loss of $35,758,330 and $1,866,395 would have been revenue and net income of $60,028,000 and $286,000 for the year ended June 30, 2017, respectively, on an unaudited pro forma basis.

The unaudited pro forma consolidated results are not to be considered indicative of the results if the acquisitions occurred in the periods mentioned above, or indicative of future operations or results. The unaudited supplemental pro forma earnings were adjusted to exclude $70,000 of acquisition-related costs incurred in fiscal year 2017.

Note 3.  Inventories

Inventories consist of the following as of June 30:

	2019	2018
Raw materials	$5,830,140	$6,216,150
Work in process	706,128	625,830
Finished goods	5,129,806	4,604,264
Inventory reserve	(138,553)	(458,389)
	$11,527,521	$10,987,855

Included in cost of goods sold for the years ended June 30, 2019 and 2018, are inventory write-offs of $0 and $692,000, respectively. The write-offs reflect inventories related to discontinued product lines, excess repair parts, product rejected for quality standards, and other non-performing inventories.

Note 4.  Property and Equipment

Property and equipment consist of the following as of June 30:

	2019	2018
Land	$30,287	$30,287
Buildings	5,690,566	5,664,096
Machinery and equipment	2,602,760	2,229,202
Office equipment	322,297	318,613
Computer equipment	2,445,488	2,136,078
Vehicles	109,560	115,233
	11,200,958	10,493,509
Less accumulated depreciation and amortization	(5,523,539)	(4,642,610)
	$5,677,419	$5,850,899

Depreciation and amortization expense for the years ended June 30, 2019 and 2018 was $586,243 and $419,148, respectively.

Included in the above caption, “Buildings” as of June 30, 2019 and 2018 is a building lease that is accounted for as a capital lease asset (see Notes 9 and 10) with a gross value of $3,800,000. The net book value of capital lease assets as of June 30, 2019 and 2018 was $2,875,188 and $2,923,449, respectively. Amortization of capital lease assets was $300,770 and $254,418 for the years ended June 30, 2019 and 2018.

Note 5.  Intangible Assets

Identifiable intangible assets, other than goodwill, consisted of the following as of and for the years ended June 30, 2019 and 2018:

	Trade name - indefinite life	Trade name	Non-compete covenant	Customer relationships	Total
Gross carrying amount
June 30, 2017	$464,000	$389,800	$504,400	$2,030,800	$3,389,000
Additions	620,000	-	83,000	4,313,000	5,016,000
Disposals	-	(119,200)	(114,000)	(100,400)	(333,600)
June 30, 2018	1,084,000	270,600	473,400	6,243,400	8,071,400

Accumulated Amortization
June 30, 2017	$-	$266,149	$167,150	$201,583	$634,882
Additions	-	43,241	83,450	511,669	638,360
Disposals	-	(119,200)	(114,000)	(100,400)	(333,600)
June 30, 2018	-	190,190	136,600	612,852	939,642
Net book value at June 30, 2018	$1,084,000	$80,410	$336,800	$5,630,548	$7,131,758

	Trade name - indefinite life	Trade name	Non-compete covenant	Customer relationships	Total
Gross carrying amount
June 30, 2018	$1,084,000	$270,600	$473,400	$6,243,400	$8,071,400
Additions	-	-	-	-	-
Disposals	-	-	-	-	-
June 30, 2019	1,084,000	270,600	473,400	6,243,400	$8,071,400

Accumulated Amortization
June 30, 2018	$-	$190,190	$136,600	$612,852	$939,642
Additions	-	17,290	87,600	619,494	724,384
Disposals	-	-	-	-	-
June 30, 2019	-	207,480	224,200	1,232,346	1,664,026
Net book value at June 30, 2019	$1,084,000	$63,120	$249,200	$5,011,054	$6,407,374

During the year ended June 30, 2018, as a result of discontinuing the use of one of its previously acquired dealers, the Company wrote-off the related trade name, non-compete covenants, and customer relationships of the dealer.

Amortization expense associated with the intangible assets was $724,384 and $638,360 for the fiscal years ended June 30, 2019 and 2018, respectively. Estimated future amortization expense for the identifiable intangible assets is expected to be as follows for the years ending June 30:

2020	$724,383
2021	724,383
2022	706,633
2023	624,700
2024	620,550
Thereafter	1,922,725
Total	$5,323,374

Note 6.  Warranty Reserve

A reconciliation of the change in the warranty reserve consists of the following for the fiscal years ended June 30:

	2019	2018
Beginning warranty reserve balance	$205,850	$202,000
Warranty costs incurred	(87,848)	(122,708)
Warranty expense accrued	89,986	120,524
Warranty reserve assumed in the Acquisition	-	5,000
Changes in estimated warranty costs	-	1,034
Ending warranty reserve	$207,988	$205,850

Note 7.  Line of Credit

The Company has a line of credit (“Line of Credit”) available pursuant to a loan and security agreement (the “Loan and Security Agreement”), as amended, with Bank of the West, that matures on December 15, 2020. The Company’s obligations under the Line of Credit are secured by a first-priority security interest in substantially all of the Company’s assets. The Line of Credit requires a lockbox arrangement and contains affirmative and negative covenants, including covenants that restrict its ability to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of its business, and engage in transactions with affiliates. The agreement also contains financial covenants including a maximum monthly consolidated leverage and a minimum monthly consolidated fixed charge coverage ratio. As amended, the Loan and Security Agreement provides for revolving credit borrowings in an amount up to the lesser of $11,000,000 or the calculated borrowing base. The borrowing base is computed monthly and is equal to the sum of stated percentages of eligible accounts receivable and inventory, less a reserve. Amounts outstanding bear interest at LIBOR plus 2.25% (4.6% as of June 30, 2019). The Line of Credit is subject to an unused line fee of .25%.

On June 21, 2019, the Company entered into a Fifth Modification of the Loan and Security Agreement (the “Modification”). The Modification includes, among other things, an amendment to certain provisions of the Loan and Security Agreement, including changes to the financial covenants of the Line of Credit, eliminates the consolidated leverage ratio and amends the minimum consolidated fixed charge coverage ratio. As modified, the fixed charge coverage ratio will apply only when the excess availability amount under the Line of Credit is less than the greater of $1,000,000 or 10% of the borrowing base. The Modification also adjusts upward the permissible limits of senior funded indebtedness and capital expenditures.

As of June 30, 2019, the Company had borrowed $6,540,639 under the Line of Credit compared to $6,286,037 as of June 30, 2018. There was approximately $1,480,000 and $1,370,000 available to borrow as of June 30, 2019 and 2018, respectively.

Note 8.  Long-Term Debt

Long-term debt consists of the following as of June 30:

	2019	2018
6.44% promissory note secured by trust deed on real property, maturing January 2021, payable in monthly installments of $13,278	$239,229	$378,255
5.99% promissory note secured by a vehicle, payable in monthly installments of $833 through December 2020	14,311	23,162
5.01% promissory note secured by copier equipment, payable in monthly installments of $924 through October 2022	33,965	43,099
3.99% promissory note secured by equipment, payable in monthly installments of $247 through February 2023	9,886	12,403
3.97% promissory note secured by equipment, payable in monthly installments of $242 through February 2021	4,668	7,325
7.56% promissory note secured by copier equipment, payable in monthly installments of $166 through February 2020	1,290	3,107
	303,349	467,351
Less current portion	(173,921)	(164,003)
	$129,428	$303,348

The aggregate maturities of long-term debt for each of the years subsequent to June 30, 2019 are as follows:

2020	$173,921
2021	110,617
2022	13,448
2023	5,363
Total	$303,349

Note 9.  Leases

Operating Leases

The Company rents office, manufacturing, warehouse and storage space and office equipment under agreements which run one year or more in duration. Rent expense for the years ended June 30, 2019 and 2018 was $1,087,987 and $961,886, respectively. Future minimum rental payments required under operating leases that have a duration of one year or more as of June 30, 2019 are as follows:

2020	1,030,538
2021	508,782
Total	$1,539,320

The Company leases office, manufacturing and warehouse facilities in Detroit, Michigan, Hopkins, Minnesota, Northvale, New Jersey and Eagan, Minnesota from employees, shareholders and entities controlled by shareholders, who were previously principals of businesses acquired by the Company. The leases are related-party transactions. The expense associated with these related-party transactions totaled $1,041,187 and $887,926 for the years ended June 30, 2019 and 2018, respectively.

Capital Leases

The Company leases certain equipment and the Utah building (see Note 10) that have been determined to be capital leases. The capital lease assets are included in Property and Equipment (see Note 4). The balance of the capital lease obligation was as follows as of June 30:

	2019	2018
Balance of capital lease obligation	$3,199,022	$3,199,267
Less current portion	(283,781)	(226,727)
	$2,915,241	$2,972,540

At June 30, 2019, future minimum gross lease payments required under the capital leases were as follows:

2020	$454,150
2021	461,266
2022	468,516
2023	442,631
2024	384,754
Thereafter	2,113,348
Total	$4,324,665

Imputed interest	$948,462
Deferred rent	177,181

Note 10.  Deferred Gain

On August 8, 2014, the Company sold the property that houses its operations in Utah and leased back the premises for a term of 15 years. The sale price was $3.8 million. Proceeds from the sale were primarily used to reduce debt obligations of the Company.

The sale of the building resulted in a $2,269,255 gain, which is recorded in the consolidated balance sheets as deferred gain that is being recognized as an offset to amortization in selling, general and administrative expenses over the 15 year life of the lease on a straight line basis. The balance of the deferred gain was as follows as of June 30:

	2019	2018
Balance of deferred gain	$1,529,553	$1,680,001
Less current portion	(150,448)	(150,448)
	$1,379,105	$1,529,553

Note 11.  Income Taxes

Income tax benefit (provision) are as follows for the years ended June 30:

	Current	Deferred	Total
2019:
U.S. federal	$-	$-	$-
State and local	(5,474)	-	(5,474)
	$(5,474)	$-	$(5,474)
2018:
U.S. federal	$71,930	$-	$71,930
State and local	(1,616)	-	(1,616)
	$70,314	$-	$70,314

The components of the Company’s income tax benefit (provision) are as follows for the years ended June 30:

	2019	2018
Expected tax benefit	$183,655	$459,957
State taxes, net of federal tax benefit	30,705	45,817
Business tax credits	-	45,000
Effect of corporate income tax rate change	-	(784,860)
Valuation allowance	(237,690)	332,193
Incentive stock options	(8,812)	(9,977)
Other, net	26,668	(17,816)
	$(5,474)	$70,314

The Company’s deferred income tax assets and liabilities related to the tax effects of temporary differences are as follows as of June 30:

	2019	2018
Net deferred income tax assets (liabilities):
Inventory capitalization for income tax purposes	$86,197	$60,944
Inventory reserve	36,024	119,181
Accrued employee benefit reserve	90,536	93,496
Warranty reserve	54,076	53,522
Interest expense limitation	126,916	7,949
Allowance for doubtful accounts	29,292	95,522
Property and equipment, principally due to differences in depreciation	(151,146)	(155,096)
Research and development credit carryover	609,391	588,707
Other intangibles	(205,549)	(98,067)
Deferred gain on sale lease-back	527,340	548,026
Operating loss carry forwards	1,666,684	1,317,887
Valuation allowance	(2,869,761)	(2,632,071)
Total deferred income tax assets (liabilities)	$-	$-

Quarterly, the Company assesses the likelihood by jurisdiction that its net deferred income tax assets will be recovered. Based on the weight of all available evidence, both positive and negative, the Company records a valuation allowance against deferred income tax assets when it is more-likely-than-not that a future tax benefit will not be realized. When there is a change in judgment concerning the recovery of deferred income tax assets in future periods, a valuation allowance is recorded into earnings during the quarter in which the change in judgment occurred. As of June 30, 2019 and 2018, the Company has established a full valuation allowance.

The anticipated accumulated net operating loss carryforward as of June 30, 2019, is approximately $6,212,000, which will begin to expire in 2037. The Company has no uncertain tax positions as of June 30, 2019.

Note 12.  Major Customers and Sales by Geographic Location

During the fiscal years ended June 30, 2019 and 2018, no sales to any single customer exceeded 10% of total net sales.

The Company exports products to approximately 30 countries. Sales outside North America totaled approximately $1,435,000 or 2.3% of net sales, for the fiscal year ended June 30, 2019, compared to $1,479,000 or 2.3% of net sales, for the fiscal year ended June 30, 2018.

Note 13.  Common Stock and Common Stock Equivalents

For the year ended June 30, 2019, the Company granted 63,998 shares of restricted common stock to directors in connection with compensation arrangements. For the year ended June 30, 2018, the Company granted 50,000 shares of restricted common stock to directors in connection with compensation arrangements and 53,853 shares to employees.

For the year ended June 30, 2018, the Company issued 3,041,935 shares of common stock in conversion of 3,041,935 shares of preferred stock.

The Company issued 302,105 shares of common stock during the fiscal year ended June 30, 2019 and 290,445 shares of common stock during the fiscal year ended June 30, 2018 as payment of preferred stock dividends.

The Company maintains an equity incentive plan for the benefit of employees. On June 29, 2015 the shareholders approved the 2015 equity incentive plan setting aside 500,000 shares (“2015 Equity Plan”). On December 3, 2018, the shareholders approve a new 2018 equity incentive plan (“2018 Equity Plan”), setting aside 600,000 shares of common stock. Share remaining available under the 2015 Equity Plan are eligible for use under the 2018 Equity Plan. Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other share-based awards may be granted under the plans including performance-based awards. As of June 30, 2019, 762,376 shares of common stock remained authorized and reserved for issuance, but were not granted under the terms of the 2018 Equity Plan.

The Company granted options for the purchase of 20,000 shares of common stock under its equity incentive plans during fiscal year 2019 and options for purchase of 70,000 shares during fiscal year 2018. The options were granted at not less than 100% of the market price of the underlying common stock at the date of grant. Option terms are determined by the board of directors or the compensation committee of the board of directors, and exercise dates may range from 6 months to 10 years from the date of grant.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2019	2018
Expected dividend yield	0%	0%
Expected stock price volatility	42%	43% - 45%
Risk-free interest rate	2.69%	2.60% - 2.75%
Expected life of options	5.25 years	4 - 5 years

The weighted average fair value of options granted during fiscal year 2019 and 2018 was $0.86 and $1.11, respectively. The following table summarizes the Company’s stock option activity during the reported fiscal years:

	2019			2018
			Weighted
		Weighted	average		Weighted
	Number	average	remaining	Number	average
	of	exercise	contractual	of	exercise
	shares	price	term	shares	price

Options outstanding at beginning of the year	191,796	$3.04	5.38 years	166,990	$3.14
Options granted	20,000	2.07	7.67 years	70,000	2.88
Options canceled or expired	(85,219)	3.28		(45,194)	5.90

Options outstanding at end of the year	126,577	$2.73	5.63 years	191,796	$3.04

Options exercisable at end of the year	38,083	$2.92		56,843	$3.32

Range of exercise prices at end of the year		$2.07 – 4.20			$1.75 – 4.25

The Company recognized $300,649 and $254,758 in stock-based compensation for the years ended June 30, 2019 and 2018, respectively, which is included in selling, general, and administrative expenses in the consolidated statements of operations. The stock-based compensation includes amounts for both restricted stock and stock options.

As of June 30, 2019, there was $180,362 of unrecognized stock-based compensation cost that is expected to be expensed over the next four years.

No options were exercised during fiscal years 2019 and 2018. The aggregate intrinsic value of the outstanding options as of June 30, 2019 and 2018 was $0 and $4,530, respectively.

Note 14.  Convertible Preferred Stock and Common Stock Warrants

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

As of June 30, 2019, the Company had 2,000,000 shares of Series A Preferred and 1,459,000 shares of Series B Preferred outstanding, convertible into a total of 3,459,000 shares of common stock. Dividends payable on these shares accrue at the rate of 8% per year and are payable quarterly in stock or cash. The Company generally pays the dividends in stock. The formula for paying this dividend in common stock can change the effective yield on the dividend to more or less than 8% depending on the price of the stock at the time of issuance. As of June 30, 2019, the Company had 1,440,000 shares of Series C Preferred outstanding. The Series C Preferred shares are non-voting, do not receive dividends, and have no liquidation preferences or redemption rights.

In connection with each of the issuances of the Series A Preferred, the Series B Preferred and the Series C Preferred, the Company recorded a deemed dividend related to a beneficial conversion feature, which reflects the difference between the underlying common share value of the Series A Preferred, the Series B Preferred, and the Series C Preferred shares as if converted, based on the closing price of the Company’s common stock on the date of the applicable transaction, less an amount of the purchase price assigned to the Series A Preferred, the Series B Preferred or the Series C Preferred, as applicable, in an allocation of purchase price between the preferred shares and common stock purchase warrants that were issued with the Series A Preferred, the Series B Preferred and the Series C Preferred. For the year ended June 30, 2018, the Company recorded deemed dividends of $1,023,786 associated with the Series C Preferred. The deemed dividends are combined with net loss and payment of dividends on preferred stock to compute net loss attributable to common stockholders for purposes of calculating loss per share.

The Company chose to pay preferred stock dividends by issuing common shares valued at $776,014 in fiscal year 2019 and $772,719 in fiscal year 2018. The Company also paid preferred stock dividends of $104,884 in cash in fiscal year 2018. At June 30, 2019, there was $208,205 in accrued dividends payable for the quarter ended June 30, 2019, which were paid by issuing 126,185 shares of common stock in July 2019.

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

Note 15.  Accrued Payroll and Benefits Expense

As of June 30, 2019 and 2018, accrued payroll and benefits expense was $1,373,481 and $1,929,465, respectively. Included in the balance as of June 30, 2019 and 2018, was $310,903 and $473,146, respectively, of accrued severance expense maturing in less than one year. As of June 30, 2019 and 2018, long-term severance accrual included in other liabilities was $0 and $258,145, respectively. The Company recognized $300,011 and $978,433 in severance expense during the years ended June 30, 2019 and 2018, respectively. Severance expense is included in selling, general, and administrative expenses. In August 2019, the Company incurred severance expense of approximately $70,000 which will be recognized in the first fiscal quarter of 2020, in connection with the separation of the previous chief executive officer.

Note 16.  Employee Benefit Plan

The Company has three deferred savings plans which qualify under Internal Revenue Code Section 401(k).

The first plan covers all employees of Dynatronics Corporation, (the “Parent Company”), who have at least one month of service and who are age 20 or older. For fiscal years 2019 and 2018, the Parent Company made matching contributions of 25% of the first $2,000 of each employee’s contribution, with a six-year vesting schedule. Contributions to the plan for fiscal years 2019 and 2018 were $26,116 and $11,852, respectively. Matching contributions for future years are at the discretion of the board of directors.

The second plan covers all employees of Hausmann Enterprises LLC, who have at least twelve months of service and who are age 21 or older. For fiscal years 2019 and 2018, Hausmann Enterprises LLC made matching contributions of 50% of the first 6% of each employee’s deferred contribution up to a maximum of 3% of compensation, with a six-year vesting schedule. Contributions to the plan for fiscal years 2019 and 2018 were $84,623 and $104,347, respectively. Matching contributions for future years are at the discretion of the board of directors.

The third plan covers all employees of Bird & Cronin LLC, who have at least six months of service and who are age 21 or older. For fiscal years 2019 and 2018, Bird & Cronin LLC made matching contributions of 100% of the first 5% of each employee’s contribution up to a maximum of 5% of compensation, with a six-year vesting schedule. Contributions to the plan for fiscal year 2019 and 2018 were $211,988 and $164,772, respectively. Matching contributions for future years are at the discretion of the board of directors.

Note 17.  Liquidity and Capital Resources

As of June 30, 2019, the Company had $256,030 in cash, compared to $1,696,116 as of June 30, 2018. During fiscal year 2018 and 2019, the Company had positive cash flows from operating activities. The Company believes that its existing revenue stream, cash flows from consolidated operations, current capital resources, and borrowing availability under the Line of Credit provide sufficient liquidity to fund operations through at least September 30, 2020.

As of June 30, 2019 there was approximately $1,480,000 of additional borrowing capacity available on the Line of Credit. To fully execute on its business strategy of acquiring other entities, the Company will need to raise additional capital. Absent additional financing, the Company may have to curtail its current acquisition strategy.

Note 18. Revenue

On July 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, which establishes principles for recognizing revenue and reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance was applied using the modified retrospective transition method. The adoption of this guidance had no material impact on the amount and timing of revenue recognized, therefore, no adjustments were recorded to the consolidated financial statements upon adoption. For the year ended June 30, 2019, revenue recognized pursuant to ASC 606 would not have differed materially had revenue continued to be recognized under ASC 605.

As of June 30, 2019 and June 30, 2018, the rebate liability was $287,430 and $243,758, respectively. The rebate liability is included in accrued expenses in the accompanying consolidated balance sheets.

As of June 30, 2019 and June 30, 2018, the allowance for sales discounts was $14,500 and $0, respectively. The allowance for sales discounts is included in trade accounts receivable, less allowance for doubtful accounts in the accompanying consolidated balance sheets.

The following table disaggregates revenue by major product category:

	Year Ended June 30
	2019	2018
Physical Therapy and Rehabilitation Products	$ 39,000,967	$46,340,332
Orthopedic Soft Bracing and Support Products	23,202,597	17,233,155
Other	361,553	841,423
	$62,565,117	$64,414,910

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

              We maintain disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in our reports filed under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), as appropriate, to allow timely decisions regarding any required disclosure. In designing and evaluating these disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2019. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2019, our disclosure controls and procedures were effective, at a reasonable assurance level, to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2019. In making this assessment, management used the criteria that have been set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting as of June 30, 2019 is effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information for this Item is incorporated by reference to the definitive proxy statement to be filed no later than 120 days after the close of our last fiscal year, pursuant to Regulation 14A under the Exchange Act.

Item 11. Executive Compensation

The information for this Item is incorporated by reference to the definitive proxy statement to be filed no later than 120 days after the close of our last fiscal year, pursuant to Regulation 14A under the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information for this Item is incorporated by reference to the definitive proxy statement to be filed no later than 120 days after the close of our last fiscal year, pursuant to Regulation 14A under the Exchange Act.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information for this Item is incorporated by reference to the definitive proxy statement to be filed no later than 120 days after the close of our last fiscal year, pursuant to Regulation 14A under the Exchange Act.

Item 14. Principal Accounting Fees and Services

The information for this Item is incorporated by reference to the definitive proxy statement to be filed no later than 120 days after the close of our last fiscal year, pursuant to Regulation 14A under the Exchange Act.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)
Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K, as indexed below. Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included.

(b)
Exhibit Listing.

An index of exhibits incorporated by reference or filed with this Annual Report on Form 10-K is provided below.

Exhibit Number	Description of Exhibit	Filing Reference
2.1	Asset Purchase Agreement, dated September 26, 2017, by and between Dynatronics Corporation and Bird & Cronin, Inc.	Exhibit 10.1 to Current Report on Form 8-K filed September 27, 2017
3.1(i)	Amended and Restated Articles of Incorporation of Dynatronics Corporation	Exhibit 3.1 to Registration Statement on Form S-3 filed January 27, 2017
3.1(ii)	Certificate Designating the Preferences, Rights and Limitations of the Series A 8% Convertible Preferred Stock of the Registrant (Corrected)	Exhibit 3.1 to Current Report on Form 8-K, (File No. 000-12697) filed July 1, 2015
3.1(iii)	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock of Dynatronics Corporation	Exhibit 3.1 to Current Report on Form 8-K filed April 4, 2017
3.1(iv)	Certificate of Designation of Rights and Preferences of Series C Non-Voting Convertible Preferred Stock as filed with the Utah Division of Corporations and Commercial Code September 29, 2017	Exhibit 3.1 to Current Report on Form 8-K filed October 6, 2017
3.1(v)	Certificate of Designation of Rights and Preferences of Series D Non-Voting Convertible Preferred Stock as filed with the Utah Division of Corporations and Commercial Code September 29, 2017	Exhibit 3.2 to Current Report on Form 8-K filed October 6, 2017
3.2	Amended and Restated Bylaws of Dynatronics Corporation	Exhibit 3.2 to Current Report on Form 8-K filed July 22, 2015
4.2(i)	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 (file no. 00-285045), filed July 11, 1983
4.2(ii)	Specimen Series A 8% Convertible Preferred Stock Certificate	Exhibit 4.2 to Registration Statement on Form S-3 (file no. 333-205934) filed July 29, 2015
4.2(iii)	Specimen Series B Convertible Preferred Stock Certificate	Exhibit 4.2 to Registration Statement on Form S-3 (file no. 333-217322) filed April 14, 2017
4.1(iv)	Form of Common Stock Purchase Warrant (A Warrant) 2015 A Warrant	Exhibit 4.1 to Current Report on Form 8-K (file no. 000-12697) filed July 1, 2015
4.1(v)	Form of Common Stock Purchase Warrant (B Warrant) 2015 B Warrant	Exhibit 4.2 to Current Report on form 8-K (file no. 000-12697) filed July 1, 2015

4.1(vi)	Form of Common Stock Purchase Warrant 2017	Exhibit 4.2 of Current Report on Form 8-K (file no. 000-12697) filed March 22, 2017
4.1(vii)	Form of Common Stock Purchase Warrant (September 2017)	Exhibit 4.1 of Current Report on Form 8-K (file no. 000-12697) filed September 27, 2017
10.1	Loan and Security Agreement with Bank of the West	Exhibit 10.1 to Current Report on Form 8-K filed April 4, 2017
10.2	Dynatronics Corporation 2015 Equity Incentive Award Plan and Forms of Statutory and Non- Statutory Stock Option Awards	Exhibit 4.1 to Registration Statement on form S-8, effective September 3, 2015
10.3	Dynatronics Corporation 2018 Equity Incentive Plan	Appendix to Definitive Proxy Statement on Schedule 14A, filed October 10, 2018
10.4	Severance agreement for Kelvyn H. Cullimore, Jr.	Exhibit 10.1 to Current Report on Form 8-K on March 28, 2012
10.5	Lease Agreement, dated October 2, 2017, by and between Dynatronics Corporation and Trapp Road Limited Liability Company	Exhibit 10.2 to Current Report on Form 8-K filed October 6, 2017
10.6	Modification Agreement, dated October 2, 2017 among Dynatronics Corporation, Hausmann Enterprises, LLC and Bird & Cronin, LLC as Borrowers and Bank of the West	Exhibit 10.6 to Current Report on Form 8-K filed October 6, 2017
10.7	Employment contract with Chris R. von Jako, Ph.D.	Exhibit 10.1 to Current Report on Form 8-K filed June 26, 2018
10.8	Waiver and Modification Agreement, dated July 13, 2018 among Dynatronics Corporation, Hausmann Enterprises, LLC and Bird & Cronin, LLC as Borrowers and Bank of the West	Exhibit 10.11 on Form 10-K filed September 27, 2018
10.9	Fifth Modification Agreement, dated June 21, 2019	Exhibit 10.1 to Current Report on Form 8-K filed June 21, 2019
10.10	Severance Agreement with Christopher R. von Jako, dated August 26, 2019	Exhibit 10.1 to Current Report on Form 8-K filed August 29, 2019
10.11	Employment Agreement with Brian D. Baker, dated August 26, 2019	Exhibit 10.2 to Current Report on Form 8-K filed August 29, 2019
21	Subsidiaries of the registrant	Filed herewith
23.1	Consent of Tanner LLC	Filed herewith

31.1	Certification under Rule 13a-14(a)/15d-14(a) of principal executive officer	Filed herewith
31.2	Certification under Rule 13a-14(a)/15-14(a) of principal accounting officer and principal financial officer	Filed herewith
32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) of principal executive officer	Filed herewith
32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) of principal financial officer and principal accounting officer	Filed herewith
101.INS**	XBRL Instance Document	Filed herewith
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.PRE**	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

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

DYNATRONICS CORPORATION

Date: September 25, 2019	By:	/s/ Brian D. Baker
Brian D. Baker
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 25, 2019	By:	/s/ Brian D. Baker
Brian D. Baker
President and Chief Executive Officer (Principal Executive Officer)

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