Form 10-Q
period 2019-09-30
DYNATRONICS CORP
filed 2019-11-12
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 6, 2019, there were 8,849,928 shares of the registrant’s common stock outstanding.

DYNATRONICS CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DYNATRONICS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	September 30, 2019	June 30, 2019
Current assets:
Cash and cash equivalents	$374,644	$155,520
Restricted cash	100,510	100,510
Trade accounts receivable, less allowance for doubtful accounts of $89,500 as of September 30, 2019 and June 30, 2019	7,299,975	7,495,309
Other receivables	6,809	2,776
Inventories, net	11,129,982	11,527,521
Prepaid expenses	642,961	632,061
Income tax receivable	1,349	-

Total current assets	19,556,230	19,913,697

Property and equipment, net	5,499,584	5,677,419
Operating lease assets	3,534,949	-
Intangible assets, net	6,226,279	6,407,374
Goodwill	7,116,614	7,116,614
Other assets	509,891	516,841

Total assets	$42,443,547	$39,631,945

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,923,221	$3,989,546
Accrued payroll and benefits expense	1,229,353	1,373,481
Accrued expenses	1,050,917	1,038,726
Warranty reserve	207,988	207,988
Line of credit	5,076,906	6,540,639
Current portion of long-term debt	173,369	173,921
Current portion of finance lease liability	299,421	283,781
Current portion of deferred gain	150,448	150,448
Current portion of operating lease liability	897,209	-
Acquisition earn-out liability	375,000	500,000
Income tax payable	-	16,751

Total current liabilities	14,383,832	14,275,281

Long-term debt, net of current portion	83,363	129,428
Finance lease liability, net of current portion	2,830,489	2,915,241
Deferred gain, net of current portion	1,341,494	1,379,105
Operating lease liability, net of current portion	2,637,740	-
Other liabilities	182,289	177,181

Total liabilities	21,459,207	18,876,236
Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value: Authorized 50,000,000 shares; 4,899,000 shares issued and outstanding as of September 30, 2019 and June 30, 2019	11,641,816	11,641,816
Common stock, no par value: Authorized 100,000,000 shares; 8,679,231 shares and 8,417,793 shares issued and outstanding as of September 30, 2019 and June 30, 2019, respectively	21,616,803	21,320,106
Accumulated deficit	(12,274,279)	(12,206,213)

Total stockholders' equity	20,984,340	20,755,709

Total liabilities and stockholders' equity	$42,443,547	$39,631,945

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	September 30
	2019	2018

Net sales	$16,389,549	$17,065,836
Cost of sales	11,235,542	11,518,611
Gross profit	5,154,007	5,547,225

Selling, general, and administrative expenses	4,924,692	5,496,623
Operating income	229,315	50,602

Other (expense) income:
Interest expense, net	(130,992)	(120,842)
Other income, net	515	385,841
Net other (expense) income	(130,477)	264,999

Income before income taxes	98,838	315,601

Income tax (provision) benefit	-	-

Net income	98,838	315,601

Convertible preferred stock dividend, in common stock	(166,904)	(186,637)

Net (loss) income attributable to common stockholders	$(68,066)	$128,964

Net (loss) income per common share
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02

Weighted-average common shares outstanding:
Basic	8,576,961	8,160,431
Diluted	8,576,961	8,400,824

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

						Total
	Common stock		Preferred stock		Accumulated	stockholders'
	Shares	Amount	Shares	Amount	deficit	equity
Balance at June 30, 2018	8,089,398	$20,225,107	4,899,000	$11,641,816	$(10,490,141)	$21,376,782

Stock-based compensation	5,000	43,658	-	-	-	43,658

Preferred stock dividend, in common stock, issued or to be issued	66,631	186,637	-	-	(186,637)	-

Net income	-	-	-	-	315,601	315,601

Balance at September 30, 2018	8,161,029	20,455,402	4,899,000	11,641,816	(10,361,177)	21,736,041

Stock-based compensation	-	56,082	-	-	-	56,082

Preferred stock dividend, in common stock, issued or to be issued	65,494	203,268	-	-	(203,268)	-

Reduction in equity retained for acquisition holdback	(37,708)	-	-	-	-	-

Net loss	-	-	-	-	(440,830)	(440,830)

Balance at December 31, 2018	8,188,815	20,714,752	4,899,000	11,641,816	(11,005,275)	21,351,293

Stock-based compensation	58,998	85,566	-	-	-	85,566

Preferred stock dividend, in common stock, issued or to be issued	74,731	196,240	-	-	(196,240)	-

Net loss	-	-	-	-	(563,387)	(563,387)

Balance at March 31, 2019	8,322,544	$20,996,558	4,899,000	$11,641,816	$(11,764,902)	$20,873,472

Stock-based compensation	-	115,343	-	-	-	115,343

Preferred stock dividend, in common stock, issued or to be issued	95,249	208,205	-	-	(208,205)	-

Net loss	-	-	-	-	(233,106)	(233,106)

Balance at June 30, 2019	8,417,793	$21,320,106	4,899,000	$11,641,816	$(12,206,213)	$20,755,709

Stock-based compensation	135,244	129,793	-	-	-	129,793

Preferred stock dividend, in common stock, issued or to be issued	126,194	166,904	-	-	(166,904)	-

Net income	-	-	-	-	98,838	98,838

Balance at September 30, 2019	8,679,231	$21,616,803	4,899,000	$11,641,816	$(12,274,279)	$20,984,340

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	September 30
	2019	2018
Cash flows from operating activities:
Net income	$98,838	$315,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	246,890	198,975
Amortization of intangible assets	181,095	180,886
Amortization of other assets	11,218	12,189
Stock-based compensation expense	129,793	43,658
Change in allowance for doubtful accounts receivable	-	(12,483)
Change in allowance for inventory obsolescence	(1,740)	(31,046)
Amortization deferred gain on sale/leaseback	(37,611)	(37,612)
Change in fair value of earn-out liability	-	(375,000)
Change in operating assets and liabilities:
Trade accounts receivable	191,301	(713,704)
Inventories	399,279	255,680
Prepaid expenses	(10,900)	(87,373)
Other assets	(4,268)	(12,458)
Income tax receivable	(18,100)	(1,784)
Accounts payable and accrued expenses	806,846	385,821

Net cash provided by operating activities	1,992,641	121,350

Cash flows from investing activities:
Purchase of property and equipment	(65,969)	(26,065)

Net cash used in investing activities	(65,969)	(26,065)

Cash flows from financing activities:
Principal payments on long-term debt	(46,617)	(40,045)
Principal payments on finance lease liability	(72,198)	(58,334)
Payment of acquisition holdbacks	(125,000)	-
Net change in line of credit	(1,463,733)	(1,256,325)

Net cash used in financing activities	(1,707,548)	(1,354,704)

Net change in cash and cash equivalents and restricted cash	219,124	(1,259,419)

Cash and cash equivalents and restricted cash at beginning of the period	256,030	1,696,116

Cash and cash equivalents and restricted cash at end of the period	$475,154	$436,697

Supplemental disclosure of cash flow information:
Cash paid for interest	$141,424	$133,811
Supplemental disclosure of non-cash investing and financing activity:
Preferred stock dividends paid or to be paid in common stock	166,904	186,637
Finance lease obligations incurred to obtain ROU assets	3,086	-
Operating lease obligations incurred to obtain ROU assets	3,749,809	-
Inventory reclassified to demonstration equipment	-	239,106

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2019

Note 1. Presentation and Summary of Significant Accounting Policies

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

Basis of Presentation

The accompanying unaudited condensed consolidated balance sheets as of September 30, 2019, and June 30, 2019, condensed consolidated statements of operations for the three months ended September 30, 2019 and 2018, and condensed consolidated statements of stockholders' equity and cash flows (“Financial Statements”) of Dynatronics for the three months ended September 30, 2019 and 2018, should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended June 30, 2019 included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 25, 2019. In the opinion of management, the accompanying Financial Statements have been prepared by the Company in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of the Company's management, the Financial Statements reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state our financial position, results of operations, and cash flows. The September 30, 2019 condensed consolidated balance sheet was derived from audited financial statements, but does not include all GAAP disclosures. The results of operations for the first three months of the fiscal year are not necessarily indicative of results for the full year or any future periods.

The preparation of these unaudited condensed consolidated financial statements requires our management to make estimates and judgments that affect the amounts reported in the financial statements and the accompanying notes. The Company’s actual results may differ from these estimates under different assumptions or conditions.

Reclassification

Certain amounts in the prior year's condensed consolidated balance sheet have been reclassified for comparative purposes to conform to the presentation in the current year's condensed consolidated balance sheet.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, Leases (Topic 842,) a new guidance on leases. This guidance replaces the prior lease accounting guidance in its entirety. The underlying principle of the new standard is the recognition of right-of-use ("ROU") assets and lease liabilities by lessees for substantially all leases. The standard also requires additional quantitative and qualitative disclosures. The guidance is effective for interim and annual reporting periods beginning after December 15, 2018. The standard requires a modified retrospective approach, which includes several optional practical expedients. Accordingly, the standard is effective for the Company on July 1, 2019.

The Company adopted Topic 842 as of July 1, 2019 using a modified retrospective method. Under this method, financial results reported in periods prior to July 1, 2019 are unchanged. The Company elected the ‘package of practical expedients’ which permits the Company to carryforward the historical lease classification. Adoption of the standard resulted in the recording of additional ROU assets and lease liabilities for operating leases of $3,749,809 as of July 1, 2019. The adoption of this guidance did not have an impact on net income.

Note 2. Acquisitions

Bird & Cronin

As of September 30, 2019, the earn-out liability was $375,000. On August 19, 2019, the Company entered an agreement to pay the earn-out in four equal monthly payments of $125,000, beginning in September 2019. The first payment was made on September 4, 2019. Subsequent payments were made on October 4, 2019 and on November 4, 2019. The final payment will be made on December 4, 2019.

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

The reconciliations between the basic and diluted weighted-average number of common shares outstanding for the three months ended September 30 are as follows:

	2019	2018
Basic weighted-average number of common shares outstanding during the period	8,679,231	8,160,431
Weighted-average number of dilutive potential common shares outstanding during the period	-	240,393
Diluted weighted-average number of common and potential common shares outstanding during the period	8,679,231	8,400,824

Certain outstanding options, warrants and convertible preferred stock for common shares are not included in the computation of diluted net income per common share because they were anti-dilutive, which for the three months ended September 30, 2019, and 2018, totaled 11,887,083 and 2,776,106, respectively.

Note 4. Convertible Preferred Stock and Common Stock Warrants

 As of September 30, 2019, the Company had issued and outstanding a total of 2,000,000 shares of Series A 8% Convertible Preferred Stock (“Series A Preferred”) and 1,459,000 shares of Series B 8% Convertible Preferred Stock ("Series B Preferred"). The Series A Preferred and Series B Preferred are convertible into a total of 3,459,000 shares of common stock. Dividends payable on these preferred shares accrue at the rate of 8% per year and are payable quarterly in stock or cash at the option of the Company. The Company generally pays the dividends on the preferred stock by issuing shares of our common stock. The formula for paying these dividends using common stock in lieu of cash can change the effective yield on the dividend to more or less than 8% depending on the market price of the common stock at the time of issuance. As of September 30, 2019, there were also issued and outstanding 1,440,000 shares of Series C Non-Voting Convertible Preferred Stock (“Series C Preferred”). The Series C Preferred shares are non-voting, do not receive dividends, and have no liquidation preferences or redemption rights.

Note 5. Comprehensive Income

For the three months ended September 30, 2019 and 2018, comprehensive income was equal to the net income as presented in the accompanying condensed consolidated statements of operations.

Note 6. Inventories

Inventories consisted of the following:

	September 30, 2019	June 30, 2019
Raw materials	$5,798,849	$5,830,140
Work in process	840,147	706,128
Finished goods	4,705,477	5,129,806
Inventory obsolescence reserve	(214,491)	(138,553)
	$11,129,982	$11,527,521

Note 7. Leases

Management determines if a contract is or contains a lease at inception or modification of a contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration. Control over the use of the identified asset means the lessee has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset. Such assets are classified as ROU assets with a corresponding lease liability.

Finance and operating lease ROU assets and liabilities are recorded at commencement at the present value of future minimum lease payments over the expected lease term. As the implicit discount rate for the present value calculation is not determinable in most of the Company’s leases, management uses the Company’s incremental borrowing rate based on the information available at commencement of the lease. The expected lease terms include options to extend the lease when it is reasonably certain the Company will exercise such options. Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term. Leases with an expected term of 12 months or less are not accounted for on the balance sheet and the related lease expense is recognized on a straight-line basis over the expected lease term.

The Company has operating and finance leases for various administrative, manufacturing, and distribution facilities and equipment. Most of the Company’s leases include one or more options to renew and extend the lease term 2 years to 5 years. The exercise of lease renewal options is typically at the Company's sole discretion, however, as a material economic incentive to exercise the option exists, the majority of renewals to extend the lease terms are included in the ROU assets and lease liabilities as they are reasonably certain of exercise. The Company’s lease agreements do not contain any material nonlease components, residual value guarantees, or material restrictive covenants.

Leases recorded on the balance sheet consist of the following:

Leases	Classification on the Balance Sheet	September 30, 2019

Assets
Operating lease assets	Property and equipment, net	$3,534,949
Finance lease assets	Property and equipment, net	$2,795,834

Liabilities
Current
Operating	Current portion of operating lease liability	$897,209
Finance	Current portion of finance lease liability	$299,421
Noncurrent
Operating	Operating lease liability, net of current portion	$2,637,740
Finance	Finance lease liability, net of current portion	$2,830,489

Other information related to lease term and discount rate is as follows:

September 30, 2019
Weighted Average Remaining Lease Term
Operating leases	3.8 years
Finance leases	9.3 years

Weighted Average Discount Rate
Operating leases	4.6%
Finance leases	5.8%

The components of lease expense are as follows:

	Classification on the Statement of Operations	Three Months Ended September 30, 2019
Operating lease cost:
Operating lease cost	Cost of sales	$70,515
Operating lease cost	Selling, general, and administrative expenses	187,401
Short term lease cost	Selling, general, and administrative expenses	15,750

Finance lease cost:
Amortization of finance lease assets	Cost of sales	$35,670
Amortization of finance lease assets	Selling, general, and administrative expenses	48,857
Interest on finance lease liabilities	Interest expense, net	44,867
Total lease cost		$403,060

Supplemental cash flow information related to leases is as follows:

Three Months Ended September 30, 2019
ROU assets obtained in exchange for lease liabilities:
Operating leases	$3,749,809
Finance leases	$3,086

Future minimum lease payments are summarized as follows:

	Operating Leases	Finance Leases
Year ending June 30,
2020 (excluding the three months ended September 30, 2019)	$486,000	$341,250
2021	190,000	462,286
2022	-	469,536
2023	-	443,056
2024	-	384,754
Thereafter	-	2,113,348
Total future minimum lease payments	$676,000	$4,214,230

Imputed interest		904,615
Deferred rent		177,181

The Company leases office, manufacturing and warehouse facilities in Northvale, New Jersey; and Eagan, Minnesota from employees, shareholders, and entities controlled by shareholders, who were previously principals of businesses acquired by the Company. The combined expenses associated with these related-party transactions totaled $261,666 and $261,780 for the three months ended September 30, 2019 and 2018, respectively.

Note 8. Line of Credit

The Company has a line of credit (“Line of Credit”) available pursuant to a loan and security agreement (the “Loan and Security Agreement”), as amended, with Bank of the West, that matures on December 15, 2020. The Company’s obligations under the Line of Credit are secured by a first-priority security interest in substantially all of the Company’s assets. The Line of Credit requires a lockbox arrangement and contains affirmative and negative covenants, including covenants that restrict the Company's ability to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of its business, and engage in transactions with affiliates. The agreement also contains financial covenants including a maximum monthly consolidated leverage and a minimum monthly consolidated fixed charge coverage ratio. As amended, the Loan and Security Agreement provides for revolving credit borrowings in an amount up to the lesser of $11,000,000 or the calculated borrowing base. The borrowing base is computed monthly and is equal to the sum of stated percentages of eligible accounts receivable and inventory, less a reserve. Amounts outstanding bear interest at LIBOR plus 2.25% (4.6% as of June 30, 2019). The Line of Credit is subject to an unused line fee of .25%.

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

Borrowings on the Line of Credit were $5,076,906 and $ 6,540,639 as of September 30, 2019 and June 30, 2019, respectively. As of September 30, 2019, there was approximately $2,593,000 available to borrow.

Note 9. Accrued Payroll and Benefits Expense

As of September 30, 2019 and June 30, 2019, the accrued payroll and benefits expense balance included $167,308 and $310,903, respectively, of accrued severance expense. The Company recognized $68,750 and $103,858 in severance expense during the three months ended September 30, 2019 and 2018, respectively. Severance expense is included in selling, general, and administrative expenses.

Note 10.  Revenue

As of September 30, 2019 and June 30, 2019, the rebate liability was $318,449 and $287,430, respectively. The rebate liability is included in accrued expenses in the accompanying condensed consolidated balance sheets.

As of September 30, 2019 and June 30, 2019, the allowance for sales discounts was $14,500. The allowance for sales discounts is included in trade accounts receivable, less allowance for doubtful accounts in the accompanying condensed consolidated balance sheets.

The following table disaggregates revenue by major product category for the three months ended September 30:

	2019	2018
Orthopedic Soft Goods and Medical Supplies	$6,279,026	$5,872,168
Physical Therapy and Rehabilitation Equipment	10,037,720	11,044,841
Other	72,803	148,827
	$16,389,549	$17,065,836

Note 11. Subsequent Events

In October 2019, the Company paid approximately $167,000 of preferred stock dividends with respect to the Series A Preferred and Series B Preferred that accrued during the three months ended September 30, 2019, by issuing 165,251 shares of common stock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the disclosures contained in Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation, contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, but are not limited to: any projections of net sales, earnings, or other financial items; any statements of the strategies, plans and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements can be identified by their use of such words as “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” or “anticipate” and similar references to future periods.

We have based our forward-looking statements on management’s current expectations and assumptions about future events and trends affecting our business and industry that are subject to risks and uncertainties. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained in this report. Some of the risks and uncertainties that may cause actual results to differ from those expressed or implied in the forward-looking statements are described in the section “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the SEC, as well as in our other public filings with the SEC. Actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.

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

The terms “we,” “us,” “Dynatronics,” or the “Company” refer collectively to Dynatronics Corporation and its wholly-owned subsidiaries, unless otherwise stated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our Unaudited Condensed Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, with a narrative from the perspective of management. You should also consider this information with the information included in our Annual Report on Form 10-K for the year ended June 30, 2019, and our other filings with the SEC, including our quarterly and current reports that we have filed since June 30, 2019 through the date of this report. In the following MD&A, we have rounded many numbers to the nearest one thousand dollars. These numbers should be read as approximate. All inter-company transactions have been eliminated. Our fiscal year ends on June 30. For example, reference to fiscal year 2020 refers to the year ending June 30, 2020. This report covers the three months ended September 30, 2019. Results of operations for the three months ended September 30, 2019 are not necessarily indicative of the results that may be achieved for the full fiscal year ending June 30, 2020.

Overview

Dynatronics designs, manufactures, and sells a broad range of restorative products for clinical use in physical therapy, rehabilitation, orthopedics, pain management, and athletic training. Through our distribution channels, we market and sell to orthopedists, physical therapists, chiropractors, athletic trainers, sports medicine practitioners, clinics, hospitals, and consumers.

Results of Operations

 Net Sales

Net sales decreased $676,000, or 4.0%, to $16,390,000 for the quarter ended September 30, 2019, compared to net sales of $17,066,000 for the quarter ended September 30, 2018. The year-over-year decrease in net sales was driven by a reduction in sales of physical therapy and rehabilitation products primarily in our direct channel.

Gross Profit

Gross profit for the quarter ended September 30, 2019 decreased $393,000, or about 7.1%, to $5,154,000, or 31.4% of net sales. By comparison, gross profit for the quarter ended September 30, 2018 was $5,547,000, or 32.5% of net sales. The year-over-year decrease in gross profit was attributable to lower sales of physical therapy and rehabilitation products, which accounted for approximately $220,000 in lower gross profit, and by reduced gross margin which accounted for approximately $173,000 in lower gross profit. The year-over-year decrease in gross margin percentage to 31.4% from 32.5% was due primarily to lower sales of our physical therapy and rehabilitation equipment and to a higher portion of sales being through our dealer channels at lower pricing and lower gross margin, with a corresponding decrease in selling costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased $572,000, or 10.4%, to $4,925,000 for the quarter ended September 30, 2019, compared to $5,497,000 for the quarter ended September 30, 2018. Selling expenses represented $302,000 of the decrease in SG&A expenses due primarily to lower commission expense on lower sales and lower sales management salaries during the quarter. General and administrative (“G&A”) expenses represented $270,000 of the decrease in SG&A expenses. The primary components of the decrease in G&A expenses included: (1) a decrease of $39,000 in severance expense; and (2) decreases totaling $231,000 in other G&A expenses.

Net Income Before Income Tax

Pre-tax income for the quarter ended September 30, 2019 was $99,000 compared to $316,000 for the quarter ended September 30, 2018. The $217,000 decline in pre-tax income was attributable to the impact of (1) $393,000 decrease in gross profit and (2) $396,000 decrease in other income primarily due to the $375,000 change in the fair value of the earn-out payment related to the Bird & Cronin acquisition recognized in the period ended September 30, 2018 offset by the $572,000 decrease in SG&A expenses.

Income Tax Provision (Benefit)

Income tax provision was $0 for both quarters ended September 30, 2019 and 2018. See Liquidity and Capital Resources - Deferred Income Tax Assets below for more information.

Net Income

Net income was $99,000 for the quarter ended September 30, 2019, compared to $316,000 for the quarter ended September 30, 2018. The reasons for the changes in net income are the same as explained above under the heading Net Income Before Income Tax.

Net Income Attributable to Common Stockholders

Net income attributable to common stockholders decreased $197,000 to net loss of $68,000 for the quarter ended September 30, 2019, compared to net income of $129,000 for the quarter ended September 30, 2018. The decrease in net income attributable to common stockholders for the quarter is due primarily to a $217,000 decrease in net income. On a per share basis, net income attributable to common stockholders was $(0.01) per share for the quarter ended September 30, 2019, compared to $0.02 per share for the quarter ended September 30, 2018.

Liquidity and Capital Resources

We have historically financed operations through cash from operating activities, available cash reserves, borrowings under a line of credit facility (see, Line of Credit, below) and proceeds from the sale of our equity securities. During the quarter ended September 30, 2019, we had positive cash flows from operating activities. We believe that our cash generated from operations, current capital resources, and available credit provide sufficient liquidity to fund operations for the next 12 months.

Working capital was $5,172,000 as of September 30, 2019, compared to working capital of $5,638,000 as of June 30, 2019. The current ratio was 1.4 to 1 as of September 30, 2019 and 1.4 to 1 as of June 30, 2019.

Cash and Cash Equivalents

Our cash and cash equivalents and restricted cash position increased $219,000 to $475,000 as of September 30, 2019, compared to $256,000 as of June 30, 2019. The primary source of cash in the three months ended September 30, 2019, was approximately $1,993,000 of net cash provided by operating activities.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, decreased approximately $195,000, or 2.6%, to $7,300,000 as of September 30, 2019, from $7,495,000 as of June 30, 2019. The decrease was driven primarily by a decrease in the time to collect receivables. Trade accounts receivable represents amounts due from our customers including dealers and distributors that purchase our products for redistribution, medical practitioners, clinics, hospitals, colleges, universities and sports teams. We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical experience and relationships with our customers. Accounts receivable are generally collected within approximately 40 days of invoicing.

Inventories

Inventories, net of reserves, decreased $398,000 or 3.4%, to $11,130,000 as of September 30, 2019, compared to $11,528,000 as of June 30, 2019. Inventory levels fluctuate based on timing of large inventory purchases from domestic and overseas suppliers as well as variations in sales and production activities. We believe that our allowance for inventory obsolescence is adequate based on our analysis of inventory, sales trends, and historical experience.

Accounts Payable

Accounts payable increased approximately $933,000 or 23.4%, to $4,923,000 as of September 30, 2019, from $3,990,000 as of June 30, 2019. The increase was driven primarily by the timing of international purchases and an increase in the average time to pay suppliers.

Line of Credit

Our line of credit balance decreased $1,464,000 to $5,077,000 as of September 30, 2019, compared to $6,541,000 as of June 30, 2019. The decrease was driven primarily by positive cash flows from operating activities. As of September 30, 2019, there was approximately $2,593,000 available to borrow.

Debt

  Long-term debt decreased approximately $47,000 to approximately $257,000 as of September 30, 2019, compared to approximately $303,000 as of June 30, 2019. Our long-term debt is primarily comprised of the mortgage loan on our office and manufacturing facility in Tennessee maturing in 2021, and also includes loans related to equipment and a vehicle. The principal balance on the mortgage loan is approximately $203,000, of which $52,000 is classified as long-term debt, with monthly principal and interest payments of $13,000.

  Finance Lease Liability

Finance lease liability as of September 30, 2019 and June 30, 2019 totaled approximately $3,130,000 and $3,199,000, respectively. Our finance lease liability consists primarily of our Utah building lease. In conjunction with the sale and leaseback of our Utah building in August 2014, we entered into a 15-year lease, classified as a finance lease, originally valued at $3,800,000. The building lease asset is amortized on a straight-line basis over 15 years at approximately $252,000 per year. Total accumulated amortization related to the leased building is approximately $1,302,000 at September 30, 2019. The sale generated a profit of $2,300,000, which is being recognized straight-line over the life of the lease at approximately $150,000 per year as an offset to amortization expense. The balance of the deferred gain as of September 30, 2019 is $1,492,000. Lease payments, currently approximately $27,000, are payable monthly and increase annually by approximately 2% per year over the life of the lease. Imputed interest for the three months ended September 30, 2019 was approximately $40,000. In addition to the Utah building, we have certain equipment leases that we have determined are finance leases.

Operating Lease Liability

  Operating lease liability as of September 30, 2019 and June 30, 2019 totaled approximately $3,535,000 and $0, respectively. The operating lease liability was recorded upon the adoption of ASU No. 2016-02, Leases. Our operating lease liability consists primarily of building leases for office, manufacturing, warehouse and storage space.

Acquisition Earn-Out Liability

Acquisition earn-out liability decreased $125,000 or 25.08%, to $375,000 as of September 30, 2019, from $500,000 as of June 30, 2019. The decrease is due to a $125,000 payment made in the quarter ended September 30, 2019.

Deferred Income Tax Assets

A valuation allowance is required when there is significant uncertainty as to the realizability of deferred income tax assets. The ability to realize deferred income tax assets is dependent upon our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have determined that we do not meet the “more likely than not” threshold that deferred income tax assets will be realized. Accordingly, a valuation allowance is required. Any reversal of the valuation allowance in future periods will favorably impact our results of operations in the period of reversal. As of September 30, 2019 and June 30, 2019, we recorded a full valuation allowance against our net deferred income tax assets. This resulted in no reported income tax expense associated with the operating profit reported during the three months ended September 30, 2019.

Stock Repurchase Plans

We have a stock repurchase plan available to us at the discretion of the Board of Directors. Approximately $449,000 remained of this authorization as of September 30, 2019. No purchases have been made under this plan since September 2011.

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no off-balance sheet arrangements.

Critical Accounting Policies

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K for the year ended June 30, 2019. There have been no material changes to the critical accounting policies previously disclosed in that report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information presented for the year ended June 30, 2019.

Item 4. Controls and Procedures

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.

The risk factors described in our Annual Report on Form 10-K for the year ended June 30, 2019 have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

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

DYNATRONICS CORPORATION

Date: November 12, 2019	By:	/s/ Brian D. Baker
Brian D. Baker
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2019	By:	/s/ David A. Wirthlin
David A. Wirthlin
Chief Financial Officer (Principal Financial and Accounting Officer)