Form 10-Q
period 2019-12-31
DYNATRONICS CORP
filed 2020-02-11
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
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

As of February 6, 2020, there were 9,949,775 shares of the registrant’s common stock outstanding.

DYNATRONICS CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DYNATRONICS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	December 31, 2019	June 30, 2019
Current assets:
Cash and cash equivalents	$431,485	$155,520
Restricted cash	100,510	100,510
Trade accounts receivable, less allowance for doubtful accounts of $89,500 as of December 31, 2019 and June 30, 2019	6,940,398	7,495,309
Other receivables	50,928	2,776
Inventories, net	11,383,968	11,527,521
Prepaid expenses	741,705	632,061

Total current assets	19,648,994	19,913,697

Property and equipment, net	5,369,236	5,677,419
Operating lease assets	3,311,497	-
Intangible assets, net	6,045,183	6,407,374
Goodwill	7,116,614	7,116,614
Other assets	505,502	516,841

Total assets	$41,997,026	$39,631,945

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,970,178	$3,989,546
Accrued payroll and benefits expense	1,111,523	1,373,481
Accrued expenses	758,422	1,038,726
Warranty reserve	207,988	207,988
Line of credit	4,819,106	6,540,639
Current portion of long-term debt	175,615	173,921
Current portion of finance lease liability	303,849	283,781
Current portion of deferred gain	150,448	150,448
Current portion of operating lease liability	898,849	-
Acquisition earn-out liability	-	500,000
Income tax payable	2,401	16,751

Total current liabilities	14,398,379	14,275,281

Long-term debt, net of current portion	38,503	129,428
Finance lease liability, net of current portion	2,752,480	2,915,241
Deferred gain, net of current portion	1,303,882	1,379,105
Operating lease liability, net of current portion	2,412,649	-
Other liabilities	186,218	177,181

Total liabilities	21,092,111	18,876,236
Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value: Authorized 50,000,000 shares; 4,139,000 shares and 4,899,000 shares issued and outstanding as of December 31, 2019 and June 30, 2019, respectively	9,850,496	11,641,816
Common stock, no par value: Authorized 100,000,000 shares; 9,609,928 shares and 8,417,793 shares issued and outstanding as of December 31, 2019 and June 30, 2019, respectively	23,668,610	21,320,106
Accumulated deficit	(12,614,191)	(12,206,213)

Total stockholders' equity	20,904,915	20,755,709

Total liabilities and stockholders' equity	$41,997,026	$39,631,945

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018

Net sales	$15,196,991	$15,439,966	$31,586,540	$32,505,801
Cost of sales	10,611,135	10,760,093	21,846,677	22,278,704
Gross profit	4,585,856	4,679,873	9,739,863	10,227,097

Selling, general, and administrative expenses	4,618,100	4,772,678	9,542,792	10,269,300
Operating (loss) income	(32,244)	(92,805)	197,071	(42,203)

Other income (expense):
Interest expense, net	(110,289)	(141,788)	(241,281)	(262,630)
Other income, net	4,870	(2,288)	5,385	383,553
Net other (expense) income	(105,419)	(144,076)	(235,896)	120,923

(Loss) income before income taxes	(137,663)	(236,881)	(38,825)	78,720

Income tax (provision) benefit	-	(203,949)	-	(203,949)

Net loss	(137,663)	(440,830)	(38,825)	(125,229)

Deemed dividend on convertible preferred stock and accretion of discount	(108,539)	-	(108,539)	-
Preferred stock dividend, in common stock, issued or to be issued	(202,249)	(203,268)	(369,153)	(389,905)

Net loss attributable to common stockholders	$(448,451)	$(644,098)	$(516,517)	$(515,134)

Net loss per common share
Basic and diluted	$(0.05)	$(0.08)	$(0.06)	$(0.06)

Weighted-average common shares outstanding:
Basic and diluted	9,023,406	8,193,324	8,800,184	8,176,877

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

						Total
	Common stock		Preferred stock		Accumulated	stockholders'
	Shares	Amount	Shares	Amount	deficit	equity
Balance at June 30, 2018	8,089,398	$20,225,107	4,899,000	$11,641,816	$(10,490,141)	$21,376,782

Stock-based compensation	5,000	43,658	-	-	-	43,658

Preferred stock dividend, in common stock, issued or to be issued	66,631	186,637	-	-	(186,637)	-

Net income	-	-	-	-	315,601	315,601

Balance at September 30, 2018	8,161,029	20,455,402	4,899,000	11,641,816	(10,361,177)	21,736,041

Stock-based compensation	-	56,082	-	-	-	56,082

Preferred stock dividend, in common stock, issued or to be issued	65,494	203,268	-	-	(203,268)	-

Reduction in equity retained for acquisition holdback	(37,708)	-	-	-	-	-

Net loss	-	-	-	-	(440,830)	(440,830)

Balance at December 31, 2018	8,188,815	20,714,752	4,899,000	11,641,816	(11,005,275)	21,351,293

Stock-based compensation	58,998	85,566	-	-	-	85,566

Preferred stock dividend, in common stock, issued or to be issued	74,731	196,240	-	-	(196,240)	-

Net loss	-	-	-	-	(563,387)	(563,387)

Balance at March 31, 2019	8,322,544	$20,996,558	4,899,000	$11,641,816	$(11,764,902)	$20,873,472

Stock-based compensation	-	115,343	-	-	-	115,343

Preferred stock dividend, in common stock, issued or to be issued	95,249	208,205	-	-	(208,205)	-

Net loss	-	-	-	-	(233,106)	(233,106)

Balance at June 30, 2019	8,417,793	$21,320,106	4,899,000	$11,641,816	$(12,206,213)	$20,755,709

Stock-based compensation	135,244	129,793	-	-	-	129,793

Preferred stock dividend, in common stock, issued or to be issued	126,194	166,904	-	-	(166,904)	-

Net income	-	-	-	-	98,838	98,838

Balance at September 30, 2019	8,679,231	$21,616,803	4,899,000	$11,641,816	$(12,274,279)	$20,984,340

Stock-based compensation	5,446	58,238	-	-	-	58,238

Preferred stock converted to common stock	760,000	1,791,320	(760,000)	(1,791,320)	-	-

Preferred stock dividend, in common stock, issued or to be issued	165,251	202,249	-	-	(202,249)	-

Net loss	-	-	-	-	(137,663)	(137,663)

Balance at December 31, 2019	9,609,928	$23,668,610	4,139,000	$9,850,496	$(12,614,191)	$20,904,915

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(38,825)	$(125,229)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	495,000	418,289
Amortization of intangible assets	362,191	362,192
Amortization of other assets	20,064	21,074
Loss on sale of property and equipment	-	1,813
Stock-based compensation expense	188,031	99,740
Change in allowance for doubtful accounts receivable	-	(178,800)
Change in allowance for inventory obsolescence	(13,532)	(35,147)
Amortization deferred gain on sale/leaseback	(75,223)	(75,224)
Deferred income taxes	-	203,949
Change in fair value of earn-out liability	-	(375,000)
Change in operating assets and liabilities:
Trade accounts receivable and other receivables	506,759	1,109,182
Inventories	157,085	348,392
Prepaid expenses	(109,644)	247,630
Other assets	(8,725)	(12,483)
Income tax receivable	(14,350)	(768)
Accounts payable and accrued expenses	1,447,408	(881,881)

Net cash provided by operating activities	2,916,239	1,127,729

Cash flows from investing activities:
Purchase of property and equipment	(183,731)	(52,463)

Net cash used in investing activities	(183,731)	(52,463)

Cash flows from financing activities:
Principal payments on long-term debt	(89,231)	(83,049)
Principal payments on finance lease liability	(145,779)	(114,283)
Payment of acquisition earn-out liability and holdbacks	(500,000)	(912,845)
Net change in line of credit	(1,721,533)	(1,137,681)

Net cash used in financing activities	(2,456,543)	(2,247,858)

Net change in cash and cash equivalents and restricted cash	275,965	(1,172,592)

Cash and cash equivalents and restricted cash at beginning of the period	256,030	1,696,116

Cash and cash equivalents and restricted cash at end of the period	$531,995	$523,524

Supplemental disclosure of cash flow information:
Cash paid for interest	$256,262	$265,251
Supplemental disclosure of non-cash investing and financing activities:
Deemed dividend on convertible preferred stock and accretion of discount	108,539	-
Preferred stock dividend, in common stock, issued or to be issued	369,153	389,905
Inventory reclassified to demonstration equipment	-	239,106
Finance lease obligations incurred to obtain ROU assets	3,086	-
Operating lease obligations incurred to obtain ROU assets	3,749,809	-
Conversion of preferred stock to common stock	1,791,320	-

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2019

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

Basis of Presentation

The accompanying unaudited condensed consolidated balance sheets as of December 31, 2019, and June 30, 2019, condensed consolidated statements of operations and stockholders'equity for the three and six months ended December 31, 2019 and 2018, and condensed consolidated statements cash flows (“Financial Statements”) of Dynatronics for the six months ended December 31, 2019 and 2018, should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended June 30, 2019 included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 25, 2019. In the opinion of management, the accompanying Financial Statements have been prepared by the Company in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of the Company's management, the Financial Statements reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state our financial position, results of operations, and cash flows. The June 30, 2019 condensed consolidated balance sheet was derived from audited financial statements, but does not include all GAAP disclosures. The results of operations for the first six months of the fiscal year are not necessarily indicative of results for the full year or any future periods.

The preparation of these unaudited condensed consolidated financial statements requires our management to make estimates and judgments that affect the amounts reported in the financial statements and the accompanying notes. The Company’s actual results may differ from these estimates under different assumptions or conditions.

Reclassification

Certain amounts in the prior year's Financial Statements have been reclassified for comparative purposes to conform to the presentation in the current year's Financial Statements.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, Leases ("Topic 842"). This guidance replaces the prior lease accounting guidance in its entirety. The underlying principle of the new standard is the recognition of right-of-use ("ROU") assets and lease liabilities by lessees for substantially all leases. The standard also requires additional quantitative and qualitative disclosures. The Company adopted Topic 842 as of July 1, 2019 using a modified retrospective method. Under this method, financial results reported in periods prior to July 1, 2019 are unchanged. The Company elected the ‘package of practical expedients’ which permits the Company to carryforward the historical lease classification. Adoption of the standard resulted in the recording of additional ROU assets and lease liabilities for operating leases of $3,749,809 as of July 1, 2019. The adoption of this guidance did not have an impact on net loss.

Note 2. Acquisitions

Bird & Cronin

The earn-out liability was reduced to $0 as of December 31, 2019, after making payments totaling $375,000 during the three months ended December 31, 2019 and $125,000 during the three months ended September 30, 2019.

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

Basic net loss per common share is the amount of net income for the period available to each weighted-average share of common stock outstanding during the reporting period. Diluted net loss per common share is the amount of net loss for the period available to each weighted-average share of common stock outstanding during the reporting period and to each share of potential common stock outstanding during the period, unless inclusion of potential common stock would have an anti-dilutive effect.

All outstanding options, warrants and convertible preferred stock for common shares are not included in the computation of diluted net loss per common share because they are anti-dilutive, which for the three months ended December 31, 2019, and 2018, totaled 11,607,954 and  11,884,803, respectively, and for the six months ended December 31, 2019, and 2018, totaled 11,685,597 and  11,884,803, respectively.

Note 4. Convertible Preferred Stock and Common Stock Warrants

As of December 31, 2019, the Company had issued and outstanding a total of 2,000,000 shares of Series A 8% Convertible Preferred Stock (“Series A Preferred”) and 1,459,000 shares of Series B 8% Convertible Preferred Stock ("Series B Preferred"). The Series A Preferred and Series B Preferred are convertible into a total of 3,459,000 shares of common stock. Dividends payable on these preferred shares accrue at the rate of 8% per year and are payable quarterly in stock or cash at the option of the Company. The Company generally pays the dividends on the preferred stock by issuing shares of our common stock. The formula for paying these dividends using common stock in lieu of cash can change the effective yield on the dividend to more or less than 8% depending on the market price of the common stock at the time of issuance. As of December 31, 2019, there were also issued and outstanding 680,000 shares of Series C Non-Voting Convertible Preferred Stock (“Series C Preferred”). The Series C Preferred shares are non-voting, do not receive dividends, and have no liquidation preferences or redemption rights. During the quarter ended December 31, 2019, the Company issued 760,000 shares of commons stock upon conversion of 760,000 shares of Series C Preferred.

Note 5. Comprehensive Income

For the three and six months ended December 31, 2019 and 2018, comprehensive loss was equal to the net loss as presented in the accompanying condensed consolidated statements of operations.

Note 6. Inventories

Inventories consisted of the following:

	December 31, 2019	June 30, 2019
Raw materials	$5,805,374	$5,830,140
Work in process	681,322	706,128
Finished goods	5,063,534	5,129,806
Inventory obsolescence reserve	(166,262)	(138,553)
	$11,383,968	$11,527,521

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

The Company has operating and finance leases for various administrative, manufacturing, and distribution facilities and equipment. Most of the Company’s leases include one or more options to renew and extend the lease term two years to five years. The exercise of lease renewal options is typically at the Company's sole discretion, however, as a material economic incentive to exercise the option exists, the majority of renewals to extend the lease terms are included in the ROU assets and lease liabilities as they are reasonably certain of exercise. The Company’s lease agreements do not contain any material nonlease components, residual value guarantees, or material restrictive covenants.

Leases recorded on the balance sheet consist of the following:

	Classification on the Balance Sheet	December 31, 2019
Lease Assets
Operating lease assets	Operating lease assets	$3,311,497
Finance lease assets	Property and equipment, net	$2,711,066

Lease Liabilities
Current
Operating	Current portion of operating lease liability	$898,849
Finance	Current portion of finance lease liability	$303,849
Noncurrent
Operating	Operating lease liability, net of current portion	$2,412,649
Finance	Finance lease liability, net of current portion	$2,752,480

Other information related to lease term and discount rate is as follows:

December 31, 2019
Weighted Average Remaining Lease Term
Operating leases	3.5 years
Finance leases	9.1 years

Weighted Average Discount Rate
Operating leases	4.6%
Finance leases	5.8%

The components of lease expense are as follows:

	Classification on the Statement of Operations	Three Months Ended December 31, 2019	Six Months Ended December 31, 2019
Operating lease cost
Operating lease cost	Cost of sales	$70,515	$141,030
Operating lease cost	Selling, general, and administrative expenses	188,531	375,932
Short term lease cost	Selling, general, and administrative expenses	15,750	31,500

Finance lease cost
Amortization of finance lease assets	Cost of sales	$35,670	$71,340
Amortization of finance lease assets	Selling, general, and administrative expenses	49,098	97,955
Interest on finance lease liabilities	Interest expense, net	45,222	90,089
Total lease cost		$404,786	$807,846

Supplemental cash flow information related to leases is as follows:

	Three Months Ended December 31, 2019	Six Months Ended December 31, 2019
ROU assets obtained in exchange for lease liabilities:
Operating leases	-	3,749,809
Financing leases	-	3,086

Future minimum lease payments are summarized as follows:

	Operating Leases	Finance Leases
Year ending June 30,
2020 (excluding the six months ended December 31, 2019)	$515,832	$227,500
2021	959,721	462,286
2022	150,000	469,536
2023	-	443,056
2024	-	384,754
Thereafter	-	2,113,348
Total future minimum lease payments	$1,625,553	$4,100,480

Imputed interest		857,933
Deferred rent		186,218

The Company leases office, manufacturing and warehouse facilities in Northvale, New Jersey; and Eagan, Minnesota from employees, shareholders, and entities controlled by shareholders, who were previously principals of businesses acquired by the Company. The combined expenses associated with these related-party transactions totaled $261,666 and $261,780 for the three months ended December 31, 2019 and 2018, respectively, and $523,332 and $523,560 for the six months ended December 31, 2019 and 2018, respectively.

Note 8. Line of Credit

The Company has a line of credit (“Line of Credit”) available pursuant to a loan and security agreement (the “Loan and Security Agreement”), as amended, with Bank of the West, that matures on January 15, 2022. The Company’s obligations under the Line of Credit are secured by a first-priority security interest in substantially all of the Company’s assets. The Line of Credit requires a lockbox arrangement and contains affirmative and negative covenants, including covenants that restrict the Company's ability to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of its business, and engage in transactions with affiliates. The agreement also contains financial covenants including a minimum monthly consolidated fixed charge coverage ratio which only applies when the excess availability amount under the Line of Credit is less than the greater of $1,000,000 or 10% of the borrowing base. As amended, the Loan and Security Agreement provides for revolving credit borrowings in an amount up to the lesser of $11,000,000 or the calculated borrowing base. The borrowing base is computed monthly and is equal to the sum of stated percentages of eligible accounts receivable and inventory, less a reserve. Amounts outstanding bear interest at LIBOR plus 2.25% (approximately 4% as of December 31, 2019). The Line of Credit is subject to an unused line fee of .25%.

On January 22, 2020, the Company entered into a Sixth Modification of the Loan and Security Agreement which extended the maturity date of the Line of Credit to January 15, 2022.

Borrowings on the Line of Credit were $4,819,106 and $ 6,540,639 as of December 31, 2019 and June 30, 2019, respectively. As of December 31, 2019, there was approximately $2,350,000 available to borrow.

Note 9. Accrued Payroll and Benefits Expense

As of December 31, 2019 and June 30, 2019, the accrued payroll and benefits expense balance included $153,308 and $310,903, respectively, of accrued severance expense. The Company recognized $75,319 and $27,196 in severance expense during the three months ended December 31, 2019 and 2018, respectively and $153,087 and $131,053 in severance expense during the six months ended December 31, 2019 and 2018, respectively. Severance expense is included in selling, general, and administrative expenses.

Note 10.  Revenue

As of December 31, 2019 and June 30, 2019, the rebate liability was $321,116 and $287,430, respectively. The rebate liability is included in accrued expenses in the accompanying condensed consolidated balance sheets.

As of December 31, 2019 and June 30, 2019, the allowance for sales discounts was $14,500. The allowance for sales discounts is included in trade accounts receivable, less allowance for doubtful accounts in the accompanying condensed consolidated balance sheets.

The following table disaggregates revenue by major product category for the three and six months ended December 31:

	Three Months Ended December 31		Six Months Ended December 31
	2019	2018	2019	2018
Orthopedic Soft Bracing Products	$ 5,833,972	$5,799,711	$12,112,998	$11,671,879
Physical Therapy and Rehabilitation Products	9,283,017	9,558,772	19,320,737	20,603,613
Other	80,002	81,483	152,805	230,309
	$15,196,991	$15,439,966	$31,586,540	$32,505,801

Note 11. Subsequent Events

In January 2020, the Company paid approximately $202,000 of preferred stock dividends with respect to the Series A Preferred and Series B Preferred that accrued during the three months ended December 31, 2019, by issuing 243,652 shares of common stock.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our Unaudited Condensed Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, with a narrative from the perspective of management. You should also consider this information with the information included in our Annual Report on Form 10-K for the year ended June 30, 2019, and our other filings with the SEC, including our quarterly and current reports that we have filed since June 30, 2019 through the date of this report. In the following MD&A, we have rounded many numbers to the nearest one thousand dollars. These numbers should be read as approximate. All inter-company transactions have been eliminated. Our fiscal year ends on June 30. For example, reference to fiscal year 2020 refers to the year ending June 30, 2020. This report covers the three and six months ended December 31, 2019. Results of operations for the three and six months ended December 31, 2019 are not necessarily indicative of the results that may be achieved for the full fiscal year ending June 30, 2020.

Overview

Dynatronics designs, manufactures, and sells a broad range of restorative products for clinical use in physical therapy, rehabilitation, orthopedics, pain management, and athletic training. Through our distribution channels, we market and sell to orthopedists, physical therapists, chiropractors, athletic trainers, sports medicine practitioners, clinics, hospitals, and consumers.

Results of Operations

 Net Sales

Net sales decreased $243,000, or 1.6%, to $15,197,000 for the quarter ended December 31, 2019, compared to net sales of $15,440,000 for the quarter ended December 31, 2018. The year-over-year decrease in net sales was driven by a reduction in sales of physical therapy and rehabilitation products.

Net sales decreased $919,000, or 2.8%, to $31,587,000 for the six months ended December 31, 2019, compared to net sales of $32,506,000 for the six months ended December 31, 2018. The year-over-year decrease in net sales was driven by a reduction in sales of physical therapy and rehabilitation products.

Gross Profit

Gross profit for the quarter ended December 31, 2019 decreased $94,000, or about 2.0%, to $4,586,000, or 30.2% of net sales. By comparison, gross profit for the quarter ended December 31, 2018 was $4,680,000, or 30.3% of net sales. The year-over-year decrease in gross profit was attributable to lower sales of physical therapy and rehabilitation products, which accounted for approximately $74,000 in lower gross profit, and by reduced gross margin percent which accounted for approximately $20,000 in lower gross profit. The year-over-year decrease in gross margin percentage to 30.2% from 30.3% was due primarily to lower sales of our physical therapy and rehabilitation equipment.

Gross profit for the six months ended December 31, 2019 decreased $487,000, or about 4.8%, to $9,740,000, or 30.8% of net sales. By comparison, gross profit for the six months ended December 31, 2018 was $10,227,000, or 31.5% of net sales. The year-over-year decrease in gross profit was attributable to lower sales of physical therapy and rehabilitation products, which accounted for approximately $289,000 in lower gross profit, and by reduced gross margin percent which accounted for approximately $198,000 in lower gross profit. The year-over-year decrease in gross margin percentage to 30.8% from 31.5% was due primarily to lower sales of our physical therapy and rehabilitation equipment.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased $155,000, or 3.2%, to $4,618,000 for the quarter ended December 31, 2019, compared to $4,773,000 for the quarter ended December 31, 2018. The decrease in SG&A is primarily related to a $197,000 decrease in selling expenses due primarily to lower commission expense on lower sales and lower sales management salaries during the quarter.

SG&A expenses decreased $727,000, or 7.1%, to $9,543,000 for the six months ended December 31, 2019, compared to $10,269,000 for the six months ended December 31, 2018. Selling expenses represented $500,000 of the decrease in SG&A expenses due primarily to lower commission expense on lower sales and lower sales management salaries during the six month period. General and administrative (“G&A”) expenses represented $227,000 of the decrease in SG&A expenses. The decrease in G&A is primarily related to a reduction in salaries and wages.

Net (Loss) Income Before Income Tax

Pre-tax loss for the quarter ended December 31, 2019 was $138,000 compared to $237,000 for the quarter ended December 31, 2018. The $99,000 improvement in pre-tax loss was attributable to the impact of $94,000 decrease in gross profit, offset by (1) $38,000 decrease in other expense primarily due to the $31,000 decrease in interest expense as a result of a decrease in the average balance of our line of credit and related interest rate and (2) $155,000 decrease in SG&A expenses.

Pre-tax loss for the six months ended December 31, 2019 was $39,000 compared to pre-tax income of $79,000 for the six months ended December 31, 2018. The $118,000 decline in pre-tax income was attributable to the impact of (1) $358,000 decrease in other income primarily due to a $375,000 change in the fair value of the earn-out liability related to the Bird and Cronin acquisition and (2) $487,000 decrease in gross profit partially offset by a $727,000 decrease in SG&A expenses.

Income Tax Provision

Income tax provision was $0 for the three and six months ended December 31, 2019, respectively, compared to $204,000 for the three and six months ended December 31, 2018, respectively. See Liquidity and Capital Resources - Deferred Income Tax Assets below for more information.

Net Loss

Net loss was $138,000 for the quarter ended December 31, 2019, compared to $441,000 for the quarter ended December 31, 2018. Net loss was $38,000 for the six months ended December 31, 2019, compared to $125,000 for the six months ended December 31, 2018. The reasons for the changes in net loss are the same as explained above under the heading Net (Loss) Income Before Income Tax and Income Tax Provision.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders improved $196,000 to $448,000 for the quarter ended December 31, 2019, compared to $644,000 for the quarter ended December 31, 2018. The improvement in net loss attributable to common stockholders for the quarter is due primarily to a $303,000 improvement in net loss partially offset by a $109,000 increase in deemed dividend on convertible preferred stock and accretion of discount as a result of the conversion of preferred stock. On a per share basis, net loss attributable to common stockholders was $(0.05) per share for the quarter ended December 31, 2019, compared to $(0.08) per share for the quarter ended December 31, 2018.

Net loss attributable to common stockholders increased $2,000 to $517,000 for the six months ended December 31, 2019, compared to $515,000 for the six months ended December 31, 2018. The increase in net loss attributable to common stockholders is due primarily to a $109,000 increase in deemed dividend on convertible preferred stock and accretion of discount as a result of the conversion of preferred stock partially offset by a $86,000 decrease in net loss and $21,000 decrease in convertible preferred stock dividend. On a per share basis, net loss attributable to common stockholders was $(0.06) per share for the six months ended December 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

We have historically financed operations through cash from operating activities, available cash reserves, borrowings under a line of credit facility (see, Line of Credit, below) and proceeds from the sale of our equity securities. During the quarter ended December 31, 2019, we had positive cash flows from operating activities. We believe that our cash generated from operations, current capital resources, and available credit provide sufficient liquidity to fund operations for the next 12 months.

Working capital was $5,251,000 as of December 31, 2019, compared to working capital of $5,638,000 as of June 30, 2019. The current ratio was 1.4 to 1 as of December 31, 2019 and 1.4 to 1 as of June 30, 2019.

Cash and Cash Equivalents

Our cash and cash equivalents and restricted cash position increased $276,000 to $532,000 as of December 31, 2019, compared to $256,000 as of June 30, 2019. The primary source of cash in the six months ended December 31, 2019, was approximately $2,916,000 of net cash provided by operating activities.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, decreased approximately $555,000, or 7.4%, to $6,940,000 as of December 31, 2019, from $7,495,000 as of June 30, 2019. The decrease was driven primarily by a decrease in sales and the time to collect receivables. Trade accounts receivable represents amounts due from our customers including dealers and distributors that purchase our products for redistribution, medical practitioners, clinics, hospitals, colleges, universities and sports teams. We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical experience and relationships with our customers. Accounts receivable are generally collected within approximately 40 days of invoicing.

Inventories

Inventories, net of reserves, decreased $144,000 or 1.2%, to $11,384,000 as of December 31, 2019, compared to $11,528,000 as of June 30, 2019. Inventory levels fluctuate based on timing of large inventory purchases from domestic and overseas suppliers as well as variations in sales and production activities. We believe that our allowance for inventory obsolescence is adequate based on our analysis of inventory, sales trends, and historical experience.

Accounts Payable

Accounts payable increased approximately $1,981,000 or 49.6%, to $5,970,000 as of December 31, 2019, from $3,990,000 as of June 30, 2019. The increase was driven primarily by the timing of international purchases, improved payment terms with primary suppliers, and an increase in the average time to pay suppliers.

Line of Credit

Our line of credit balance decreased $1,722,000 to $4,819,000 as of December 31, 2019, compared to $6,541,000 as of June 30, 2019. The decrease was driven primarily by positive cash flows from operating activities used to pay down the line of credit. As of December 31, 2019, there was approximately $2,350,000 available to borrow.

Debt

  Long-term debt decreased approximately $89,000 to approximately $214,000 as of December 31, 2019, compared to approximately $303,000 as of June 30, 2019. Our long-term debt is primarily comprised of the mortgage loan on our office and manufacturing facility in Tennessee maturing in 2021, and also includes loans related to equipment and a vehicle. The principal balance on the mortgage loan is approximately $166,000, of which $52,000 is classified as long-term debt, with monthly principal and interest payments of $13,000.

  Finance Lease Liability

Finance lease liability as of December 31, 2019 and June 30, 2019 totaled approximately $3,056,000 and $3,199,000, respectively. Our finance lease liability consists primarily of our Utah building lease. In conjunction with the sale and leaseback of our Utah building in August 2014, we entered into a 15-year lease, classified as a finance lease, originally valued at $3,800,000. The building lease asset is amortized on a straight-line basis over 15 years at approximately $252,000 per year. Total accumulated amortization related to the leased building is approximately $1,365,000 at December 31, 2019. The sale generated a profit of $2,300,000, which is being recognized straight-line over the life of the lease at approximately $150,000 per year as an offset to amortization expense. The balance of the deferred gain as of December 31, 2019 is $1,454,000. Lease payments, currently approximately $27,000, are payable monthly and increase annually by approximately 2% per year over the life of the lease. Imputed interest for the three and six months ended December 31, 2019 was approximately $40,000 and $79,000, respectively. In addition to the Utah building, we have certain equipment leases that we have determined are finance leases.

Operating Lease Liability

  Operating lease liability as of December 31, 2019 and June 30, 2019 totaled approximately $3,311,000 and $0, respectively. The operating lease liability was recorded upon the adoption of ASU No. 2016-02, Leases. Our operating lease liability consists primarily of building leases for office, manufacturing, warehouse and storage space.

Acquisition Earn-Out Liability

Acquisition earn-out liability decreased $500,000 or 100.0%, to $0 as of December 31, 2019, from $500,000 as of June 30, 2019. The decrease is due to payment in full of the obligations during the six months ended December 31, 2019.

Deferred Income Tax Assets

A valuation allowance is required when there is significant uncertainty as to the realizability of deferred income tax assets. The ability to realize deferred income tax assets is dependent upon our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have determined that we do not meet the “more likely than not” threshold that deferred income tax assets will be realized. Accordingly, a valuation allowance is required. Any reversal of the valuation allowance in future periods will favorably impact our results of operations in the period of reversal. As of December 31, 2019 and June 30, 2019, we recorded a full valuation allowance against our net deferred income tax assets. This resulted in no reported income tax expense associated with the operating profit reported during the three and six months ended December 31, 2019. As a result of a temporary book to tax difference associated with the amortization of goodwill for tax purposes, income tax expense was $204,000 for the three and six months ended December 31, 2018.

Stock Repurchase Plans

We have a stock repurchase plan available to us at the discretion of the Board of Directors. Approximately $449,000 remained of this authorization as of December 31, 2019. No purchases have been made under this plan since September 2011.

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no off-balance sheet arrangements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.

The risk factors described in our Annual Report on Form 10-K for the year ended June 30, 2019 have not materially changed, except as noted below.

We face risks related to health epidemics and other widespread outbreaks of contagious disease, which could significantly disrupt our supply chain and impact our operating results. Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and operating results. In December 2019, a strain of novel coronavirus causing respiratory illness emerged in the city of Wuhan in the Hubei province of China. The Chinese government has taken certain emergency measures to combat the spread of the virus, including extension of the Lunar New Year holidays, implementation of travel bans and closure of factories and businesses. Some of our materials and products are sourced from suppliers located in China. While the full impact of this outbreak is unknown at this time, we are closely monitoring the developments in China and continually assessing the potential impact on our business. Any prolonged disruption to our suppliers could negatively impact our sales and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

10.1	Sixth Modification Agreement, dated January 22, 2020 (Exhibit 10.1 to Current Report on Form 8-K filed January 8, 2020)

31.1	Certification under Rule 13a-14(a)/15d-14(a) of principal executive officer

31.2	Certification under Rule 13a-14(a)/15d-14(a) of principal financial officer and principal accounting officer

32.1	Certificate pursuant to section 18 U.S.C. Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 of principal executive officer

32.2	Certificate pursuant to section 18 U.S.C. Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 of principal financial officer and principal accounting officer

101.INS	XBRL Instance Document

101.CAL	XBRL Taxonomy Extension Schema Document

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNATRONICS CORPORATION

Date: February 11, 2020	By:	/s/ Brian D. Baker
Brian D. Baker
President and Chief Executive Officer (Principal Executive Officer)

Date: February 11, 2020	By:	/s/ David A. Wirthlin
David A. Wirthlin
Chief Financial Officer (Principal Financial and Accounting Officer)