Form 10-Q
period 2020-03-31
DYNATRONICS CORP
filed 2020-05-14
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-12697

Dynatronics Corporation
(Exact name of registrant as specified in its charter)

Utah	87-0398434
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 Trapp Road, Eagan, Minnesota 55121
(Address of principal executive offices, Zip Code)

(801) 568-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, no par value per share	DYNT	The NASDAQ Capital Market

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 6, 2020, there were 13,803,855 shares of the issuer’s common stock outstanding.

DYNATRONICS CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DYNATRONICS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	March 31, 2020	June 30, 2019
Current assets:
Cash and cash equivalents	$1,428,957	$155,520
Restricted cash	100,636	100,510
Trade accounts receivable, less allowance for doubtful accounts of $103,462 and $89,500 as of March 31, 2020 and June 30, 2019, respectively	6,635,441	7,495,309
Inventories, net	11,322,887	11,527,521
Prepaid expenses and other receivables	764,256	634,837

Total current assets	20,252,177	19,913,697

Property and equipment, net	5,157,470	5,677,419
Operating lease assets	3,045,883	-
Intangible assets, net	5,864,087	6,407,374
Goodwill	7,116,614	7,116,614
Other assets	607,315	516,841

Total assets	$42,043,546	$39,631,945

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,539,558	$3,989,546
Accrued payroll and benefits expense	1,479,462	1,373,481
Accrued expenses	767,633	1,038,726
Warranty reserve	207,988	207,988
Line of credit	6,368,559	6,540,639
Current portion of long-term debt	148,922	173,921
Current portion of finance lease liability	311,073	283,781
Current portion of deferred gain	150,448	150,448
Current portion of operating lease liability	902,476	-
Acquisition earn-out liability	-	500,000
Income tax payable	7,351	16,751

Total current liabilities	15,883,470	14,275,281

Long-term debt, net of current portion	22,073	129,428
Finance lease liability, net of current portion	2,679,110	2,915,241
Deferred gain, net of current portion	1,266,270	1,379,105
Operating lease liability, net of current portion	2,143,407	-
Other liabilities	190,160	177,181

Total liabilities	22,184,490	18,876,236
Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value: Authorized 50,000,000 shares; 3,681,000 shares and 4,899,000 shares issued and outstanding as of March 31, 2020 and June 30, 2019, respectively	8,770,798	11,641,816
Common stock, no par value: Authorized 100,000,000 shares; 10,407,775 shares and 8,417,793 shares issued and outstanding as of March 31, 2020 and June 30, 2019, respectively	24,962,007	21,320,106
Accumulated deficit	(13,873,749)	(12,206,213)

Total stockholders' equity	19,859,056	20,755,709

Total liabilities and stockholders' equity	$42,043,546	$39,631,945

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019

Net sales	$13,706,319	$14,551,519	$45,292,860	$47,057,320
Cost of sales	9,761,864	10,146,361	31,608,541	32,425,066
Gross profit	3,944,455	4,405,158	13,684,319	14,632,254

Selling, general, and administrative expenses	4,907,363	4,818,093	14,450,155	15,087,393
Operating loss	(962,908)	(412,935)	(765,836)	(455,139)

Other (expense) income:
Interest expense, net	(110,101)	(124,477)	(351,382)	(387,107)
Other (expense) income, net	(18,193)	6,905	(12,809)	390,459
Net other (expense) income	(128,294)	(117,572)	(364,191)	3,352

Loss before income taxes	(1,091,202)	(530,507)	(1,130,027)	(451,787)

Income tax (provision) benefit	-	(32,880)	-	(236,829)

Net loss	(1,091,202)	(563,387)	(1,130,027)	(688,616)

Deemed dividend on convertible preferred stock and accretion of discount	(65,219)	-	(173,758)	-
Preferred stock dividend, in common stock, issued or to be issued	(168,356)	(196,240)	(537,509)	(586,145)

Net loss attributable to common stockholders	$(1,324,777)	$(759,627)	$(1,841,294)	$(1,274,761)

Net loss per common share
Basic and diluted	$(0.13)	$(0.09)	$(0.20)	$(0.16)

Weighted-average common shares outstanding:
Basic and diluted	10,168,596	8,307,117	9,216,027	8,189,890

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

						Total
	Common stock		Preferred stock		Accumulated	stockholders'
	Shares	Amount	Shares	Amount	deficit	equity
Balance at June 30, 2018	8,089,398	$20,225,107	4,899,000	$11,641,816	$(10,490,141)	$21,376,782

Stock-based compensation	5,000	43,658	-	-	-	43,658

Preferred stock dividend, in common stock, issued or to be issued	66,631	186,637	-	-	(186,637)	-

Net income	-	-	-	-	315,601	315,601

Balance at September 30, 2018	8,161,029	20,455,402	4,899,000	11,641,816	(10,361,177)	21,736,041

Stock-based compensation	-	56,082	-	-	-	56,082

Preferred stock dividend, in common stock, issued or to be issued	65,494	203,268	-	-	(203,268)	-

Reduction in equity retained for acquisition holdback	(37,708)	-	-	-	-	-

Net loss	-	-	-	-	(440,830)	(440,830)

Balance at December 31, 2018	8,188,815	20,714,752	4,899,000	11,641,816	(11,005,275)	21,351,293

Stock-based compensation	58,998	85,566	-	-	-	85,566

Preferred stock dividend, in common stock, issued or to be issued	74,731	196,240	-	-	(196,240)	-

Net loss	-	-	-	-	(563,387)	(563,387)

Balance at March 31, 2019	8,322,544	20,996,558	4,899,000	11,641,816	(11,764,902)	20,873,472

Stock-based compensation	-	115,343	-	-	-	115,343

Preferred stock dividend, in common stock, issued or to be issued	95,249	208,205	-	-	(208,205)	-

Net loss	-	-	-	-	(233,106)	(233,106)

Balance at June 30, 2019	8,417,793	21,320,106	4,899,000	11,641,816	(12,206,213)	20,755,709

Stock-based compensation	135,244	129,793	-	-	-	129,793

Preferred stock dividend, in common stock, issued or to be issued	126,194	166,904	-	-	(166,904)	-

Net income	-	-	-	-	98,838	98,838

Balance at September 30, 2019	8,679,231	21,616,803	4,899,000	11,641,816	(12,274,279)	20,984,340

Stock-based compensation	5,446	58,238	-	-	-	58,238

Preferred stock converted to common stock	760,000	1,791,320	(760,000)	(1,791,320)	-	-

Preferred stock dividend, in common stock, issued or to be issued	165,251	202,249	-	-	(202,249)	-

Net loss	-	-	-	-	(137,663)	(137,663)

Balance at December 31, 2019	9,609,928	23,668,610	4,139,000	9,850,496	(12,614,191)	20,904,915

Stock-based compensation	96,195	45,343	-	-	-	45,343

Preferred stock converted to common stock	458,000	1,079,698	(458,000)	(1,079,698)	-	-

Preferred stock dividend, in common stock, issued or to be issued	243,652	168,356	-	-	(168,356)	-

Net loss	-	-	-	-	(1,091,202)	(1,091,202)

Balance at March 31, 2020	10,407,775	$24,962,007	3,681,000	$8,770,798	$(13,873,749)	$19,859,056

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,130,027)	$(688,616)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	763,197	650,289
Amortization of intangible assets	543,287	543,292
Amortization of other assets	27,007	32,219
Loss on sale of property and equipment	18,878	2,177
Stock-based compensation expense	233,374	185,306
Change in allowance for doubtful accounts receivable	13,962	(280,800)
Change in allowance for inventory obsolescence	(22,694)	(58,268)
Amortization deferred gain on sale/leaseback	(112,835)	(112,836)
Deferred income taxes	-	236,829
Change in fair value of earn-out liability	-	(375,000)
Change in operating assets and liabilities:
Trade accounts receivable and other receivables	848,565	1,285,182
Inventories	227,328	(411,918)
Prepaid expenses	(132,078)	72,070
Other assets	(117,481)	(15,692)
Income tax receivable	(9,400)	35,518
Accounts payable and accrued expenses	1,397,879	452,212

Net cash provided by operating activities	2,548,962	1,551,964

Cash flows from investing activities:
Purchase of property and equipment	(249,617)	(124,804)

Net cash used in investing activities	(249,617)	(124,804)

Cash flows from financing activities:
Principal payments on long-term debt	(132,354)	(122,035)
Principal payments on finance lease liability	(221,348)	(181,609)
Payment of acquisition earn-out liability and holdbacks	(500,000)	(912,845)
Net change in line of credit	(172,080)	(1,492,532)

Net cash used in financing activities	(1,025,782)	(2,709,021)

Net change in cash and cash equivalents and restricted cash	1,273,563	(1,281,861)

Cash and cash equivalents and restricted cash at beginning of the period	256,030	1,696,116

Cash and cash equivalents and restricted cash at end of the period	$1,529,593	$414,255

Supplemental disclosure of cash flow information:
Cash paid for interest	$362,595	$392,039
Supplemental disclosure of non-cash investing and financing activities:
Deemed dividend on convertible preferred stock and accretion of discount	173,758	-
Preferred stock dividend, in common stock, issued or to be issued	537,509	586,145
Inventory reclassified to demonstration equipment	-	239,106
Conversion of preferred stock to common stock	2,871,018	-
Finance lease obligations incurred to obtain ROU assets	12,509	252,493
Operating lease obligations incurred to obtain ROU assets	3,749,809	-

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2020

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Condensed Consolidated Financial Statements”) have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. As such, these Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (the “Annual Report”) filed with the SEC on September 25, 2019. The Condensed Consolidated Balance Sheet at June 30, 2019, has been derived from the Annual Report.

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 1, Basis of Presentation and Summary of Accounting Policies, of the Notes to Financial Statements included in the Company’s Annual Report. In the opinion of management, the Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2020 and its results of operations and its cash flows for the periods presented. The results of operations for the first nine months of the fiscal year are not necessarily indicative of results for the full year or any future periods.

The Company’s fiscal year begins on July 1 and ends on June 30 and references made to “fiscal year 2020” and “fiscal year 2019” refer to the Company’s fiscal year ending June 30, 2020 and the fiscal year ended June 30, 2019, respectively.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented.

The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from those estimates and assumptions.

Reclassification

Certain amounts in the prior year's Financial Statements have been reclassified for comparative purposes to conform to the presentation in the current year's Financial Statements.

Risks and Uncertainties

The pandemic caused by an outbreak of the Novel Coronavirus Disease 2019 (“COVID-19”) has resulted, and is likely to continue to result, in significant national and global economic disruption and has adversely affected and may continue to adversely affect the Company’s business. However, the Company is actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, suppliers, industry, and workforce. Certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced customer orders, and reduced operations.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The standard is effective for annual periods beginning after December 15, 2020 and interim periods within, with early adoption permitted. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. The Company is currently assessing the impact of this standard on its financial condition and results of operations.

Note 2. Acquisitions

The earn-out liability was $0 as of March 31, 2020. Payments during the quarters ended December 31, 2019 and September 30, 2019 totaled $375,000 and $125,000, respectively.

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

All outstanding options, warrants and convertible preferred stock for common shares are not included in the computation of diluted net loss per common share because they are anti-dilutive, which for the three months ended March 31, 2020, and 2019, totaled 10,946,022 and 11,744,083, respectively, and for the nine months ended March 31, 2020, and 2019, totaled 11,452,544 and 11,744,083, respectively.

Note 4. Convertible Preferred Stock and Common Stock Warrants

As of March 31, 2020, the Company had issued and outstanding a total of 1,992,000 shares of Series A 8% Convertible Preferred Stock (“Series A Preferred”) and 1,459,000 shares of Series B Convertible Preferred Stock ("Series B Preferred"). The Series A Preferred and Series B Preferred are convertible into a total of 3,451,000 shares of common stock. Dividends payable on these preferred shares accrue at the rate of 8% per year and are payable quarterly in stock or cash at the option of the Company. The Company generally pays the dividends on the preferred stock by issuing shares of our common stock. The formula for paying these dividends using common stock in lieu of cash can change the effective yield on the dividend to more or less than 8% depending on the market price of the common stock at the time of issuance. As of March 31, 2020, there were also issued and outstanding 230,000 shares of Series C Non-Voting Convertible Preferred Stock (“Series C Preferred”). The Series C Preferred shares are non-voting, do not receive dividends, and have no liquidation preferences or redemption rights. During the quarter ended December 31, 2019, the Company issued 760,000 shares of common stock upon conversion of 760,000 shares of Series C Preferred. During the quarter ended March 31, 2020, the Company issued 450,000 and 8,000 shares of common stock upon conversion of 450,000 and 8,000 shares of Series C Preferred and Series A Preferred, respectively.

In April 2020, the Company paid approximately $202,000 of preferred stock dividends with respect to the Series A Preferred and Series B Preferred that accrued during the three months ended March 31, 2020, by issuing 195,490 shares of common stock.

Note 5. Common Stock

As of March 31, 2020, the Company had issued and outstanding a total of 10,407,775 shares of common stock.

On March 12, 2020, the Company entered into an Equity Distribution Agreement with Canaccord Genuity LLC and Roth Capital Partners, LLC relating to the offer and sale of shares of its common stock in an at-the-market offering (“ATM”). In accordance with the terms of the equity distribution agreement, the Company may offer and sell common stock having an aggregate offering price of up to $10,000,000 from time to time through Canaccord Genuity LLC and Roth Capital Partners, LLC, acting as the Company’s sales agents. The shares of common stock will be distributed at the market prices prevailing on The Nasdaq Capital Market at the time of the sale of such shares. Canaccord Genuity LLC and Roth Capital Partners, LLC will be entitled to compensation at a fixed commission rate equal to 3.0% of the gross sale price per share of common stock sold. No shares were sold in the ATM during the three months ended March 31, 2020.

In April 2020, the Company sold 3,200,585 shares of common stock, no par value per share, in the ATM offering.  The Company incurred offering costs totaling $238,169, inclusive of commission fees at a fixed rate of 3.0%, legal, accounting, and filing fees. Net proceeds from the shares sold totaled $2,286,939. The proceeds will be used to strengthen the Company's working capital position.

Note 6. Comprehensive Income

For the three and nine months ended March 31, 2020 and 2019, comprehensive loss was equal to the net loss as presented in the accompanying Condensed Consolidated Statements of Operations.

Note 7. Inventories

Inventories consisted of the following:

	March 31, 2020	June 30, 2019
Raw materials	$5,765,534	$5,830,140
Work in process	553,470	706,128
Finished goods	5,160,985	5,129,806
Inventory obsolescence reserve	(157,102)	(138,553)
	$11,322,887	$11,527,521

Note 8. Leases

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

The Company has operating and finance leases for various administrative, manufacturing, and distribution facilities and equipment. Most of the Company’s leases include one or more options to renew and extend the lease term two years to five years. The exercise of lease renewal options is typically at the Company's sole discretion, however, as a material economic incentive to exercise the option exists, the majority of renewals to extend the lease terms are included in the ROU assets and lease liabilities as they are reasonably certain of exercise. The Company’s lease agreements do not contain any material non-lease components, residual value guarantees, or material restrictive covenants.

Leases recorded on the balance sheet consist of the following:

	Classification on the Balance Sheet	March 31, 2020
Lease Assets
Operating lease assets	Operating lease assets, net	$3,045,883
Finance lease assets	Property and equipment, net	$2,630,542

Lease Liabilities
Current
Operating	Current portion of operating lease liability	$902,476
Finance	Current portion of finance lease liability	$311,073
Noncurrent
Operating	Operating lease liability, net of current portion	$2,143,407
Finance	Finance lease liability, net of current portion	$2,679,110

Other information related to lease term and discount rate is as follows:

March 31, 2020
Weighted Average Remaining Lease Term
Operating leases	3.3 years
Finance leases	8.8 years

Weighted Average Discount Rate
Operating leases	4.6%
Finance leases	5.7%

The components of lease expense are as follows:

	Classification on the Statement of Operations	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020
Operating lease cost
Operating lease cost	Cost of sales	$70,515	$211,545
Operating lease cost	Selling, general, and administrative expenses	188,256	564,188
Short term lease cost	Selling, general, and administrative expenses	15,750	47,250

Finance lease cost
Amortization of finance lease assets	Cost of sales	$35,670	$107,010
Amortization of finance lease assets	Selling, general, and administrative expenses	54,968	152,923
Interest on finance lease liabilities	Interest expense, net	43,477	133,566
Total lease cost		$408,636	$1,216,482

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020
ROU assets obtained in exchange for lease liabilities:
Operating leases	-	3,749,809
Financing leases	9,423	12,509

Future minimum lease payments are summarized as follows:

	Operating Leases	Finance Leases
Year ending June 30,
2020 (excluding the nine months ended March 31, 2020)	$257,916	$114,028
2021	959,721	465,624
2022	150,000	472,874
2023	-	445,280
2024	-	384,754
Thereafter	-	2,113,348
Total future minimum lease payments	$1,367,637	$3,995,908

Imputed interest		815,566
Deferred rent		190,160

The Company leases office, manufacturing and warehouse facilities in Northvale, New Jersey; and Eagan, Minnesota from employees, shareholders, and entities controlled by shareholders, who were previously principals of businesses acquired by the Company. The combined expenses associated with these related-party transactions totaled $261,666 and $261,792 for the three months ended March 31, 2020 and 2019, respectively, and $784,999 and $785,353 for the nine months ended March 31, 2020 and 2019, respectively.

Note 9. Line of Credit

The Company has a line of credit with Bank of the West (“Line of Credit”) available pursuant to a loan and security agreement, as amended (the “Loan and Security Agreement”), that matures on January 15, 2022. The Company’s obligations under the Line of Credit are secured by a first-priority security interest in substantially all of the Company’s assets. The Line of Credit requires a lockbox arrangement and contains affirmative and negative covenants, including covenants that restrict the Company's ability to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of its business, and engage in transactions with affiliates. The agreement also contains financial covenants including a minimum monthly consolidated fixed charge coverage ratio which only applies when the excess availability amount under the Line of Credit is less than the greater of $1,000,000 or 10% of the borrowing base. As amended, the Loan and Security Agreement provides for revolving credit borrowings in an amount up to the lesser of $11,000,000 or the calculated borrowing base. The borrowing base is computed monthly and is equal to the sum of stated percentages of eligible accounts receivable and inventory, less a reserve. Amounts outstanding bear interest at LIBOR plus 2.25% (approximately 3% as of March 31, 2020). The Line of Credit is subject to an unused line fee of .25%.

Borrowings on the Line of Credit were $6,368,559 and $ 6,540,639 as of March 31, 2020 and June 30, 2019, respectively. As of March 31, 2020, there was approximately $1,000,000 available to borrow.

Note 10. Long-term Debt

As of March 31, 2020 and June 30, 2019 long-term debt was $170,995 and $303,349, respectively. Long-term debt is primarily comprised of the mortgage loan on the Company's office and manufacturing facility in Tennessee maturing in 2021.

On April 29, 2020, the Company entered into a promissory note (the “Note”) with Bank of the West to evidence a loan to the Company in the amount of $3,477,412 under the Paycheck Protection Program (the “PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), administered by the U.S. Small Business Administration (“SBA”).

In accordance with the requirements of the CARES Act, the Company expects to use the proceeds from the loan exclusively for qualified expenses under the PPP, including payroll costs, mortgage interest, rent and utility costs, as further detailed in the CARES Act and applicable guidance issued by the SBA. Interest will accrue on the outstanding balance of the Note at a rate of 1.00% per annum. The Company expects to apply for forgiveness of up to all amounts due under the Note, in an amount equal to the sum of qualified expenses under the PPP incurred during the eight weeks following initial disbursement. Notwithstanding the Company’s expected eligibility to apply for forgiveness, no assurance can be given that the Company will obtain forgiveness of all or any portion of amounts due under the Note.

Subject to any forgiveness granted under the PPP, the Note is scheduled to mature, April 29, 2022, two years from the date of initial disbursement under the Note and is payable in 18 equal monthly payments of principal and interest beginning six months from the date of initial disbursement. The Note may be prepaid at any time prior to maturity without penalty. The Note contains customary provisions related to events of default, including, among others, failure to make payments, bankruptcy, breaches of representations, significant changes in ownership, and material adverse effects. The occurrence of an event of default may result in the collection of all amounts owing under the Note, and/or filing suit and obtaining judgment against the Company. The Company’s obligations under the Note are not secured by any collateral or personal guarantees.

Note 11. Accrued Payroll and Benefits Expense

As of March 31, 2020 and June 30, 2019, the accrued payroll and benefits expense balance included $294,662 and $310,903, respectively, of accrued severance expense. The Company recognized $311,701 and $54,778 in severance expense during the three months ended March 31, 2020 and 2019, respectively, and $464,787 and $185,831 in severance expense during the nine months ended March 31, 2020 and 2019, respectively. The severance expense was incurred in connection with reductions of the Company's workforce to better align its resources with the needs of the business and cost-reduction initiatives. Severance expense is included in selling, general, and administrative expenses.

Note 12.  Revenue

As of March 31, 2020 and June 30, 2019, the rebate liability was $289,841 and $287,430, respectively. The rebate liability is included in accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

As of March 31, 2020 and June 30, 2019, the allowance for sales discounts was $14,500. The allowance for sales discounts is included in trade accounts receivable, less allowance for doubtful accounts in the accompanying Condensed Consolidated Balance Sheets.

The following table disaggregates revenue by major product category for the three and nine months ended March 31:

	Three Months Ended March 31		Nine Months Ended March 31
	2020	2019	2020	2019
Orthopedic Soft Bracing Products	$ 5,303,246	$5,510,461	$17,416,245	$17,182,340
Physical Therapy and Rehabilitation Products	8,342,162	8,973,207	27,662,899	29,576,820
Other	60,911	67,851	213,716	298,160
	$13,706,319	$14,551,519	$45,292,860	$47,057,320

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

We have based our forward-looking statements on management’s current expectations and assumptions about future events and trends affecting our business and industry that are subject to risks and uncertainties. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained in this report. These risks and uncertainties include, but are not limited to, the uncertainty regarding the impact or duration of the Novel Coronavirus Disease 2019 ("COVID-19") virus pandemic that is rapidly spreading globally and adversely affecting communities and businesses, including ours, as well as those factors described in the section “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the SEC, as well as in our other public filings with the SEC. Actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our Unaudited Condensed Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, with a narrative from the perspective of management. You should also consider this information with the information included in our Annual Report on Form 10-K for the year ended June 30, 2019, and our other filings with the SEC, including our quarterly and current reports that we have filed since June 30, 2019 through the date of this report. In the following MD&A, we have rounded many numbers to the nearest one thousand dollars. These numbers should be read as approximate. All inter-company transactions have been eliminated. Our fiscal year ends on June 30. For example, reference to fiscal year 2020 refers to the year ending June 30, 2020. This report covers the three and nine months ended March 31, 2020. Results of operations for the three and nine months ended March 31, 2020 are not necessarily indicative of the results that may be achieved for the full fiscal year ending June 30, 2020.

Overview

Dynatronics designs, manufactures, and sells a broad range of restorative products for clinical use in physical therapy, rehabilitation, orthopedics, pain management, and athletic training. Through our distribution channels, we market and sell to orthopedists, physical therapists, chiropractors, athletic trainers, sports medicine practitioners, clinics, hospitals, and consumers.

Impact of COVID-19 on Our Business

The pandemic caused by an outbreak of COVID-19 has resulted, and is likely to continue to result, in significant national and global economic disruption. Various policies and initiatives have been implemented around the world to reduce the spread of COVID-19, including work-from-home requirements or requests, shelter-in-place requirements, social distancing requirements, travel restrictions or bans in and to certain countries, bans or limitations on medical procedures and elective surgeries, closure of retail centers, restaurants and other business establishments, and the cancellation of major sporting and entertainment events. The response to and economic impact of COVID-19 adversely affected our business during the quarter ended March 31, 2020 and may continue to have an adverse effect in the fourth quarter ending June 30, 2020 and into the first half of fiscal year 2021.

Uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. We are uncertain as to the effect the pandemic ultimately will have on our financial condition, liquidity, and results of operations. Management is actively monitoring this situation and the possible effects on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the response to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak to our results of operations, financial condition, or liquidity. Due to the COVID-19 pandemic we have been unable to: (i) conduct face-to-face meetings with customers and prospective customers, (ii) present in-person demonstrations of our products, (iii) attend trade shows and conferences which typically generate future sales opportunities, (iv) operate our manufacturing facilities at full capacity, or (v) meet with prospective strategic partners. The temporary suspension of elective medical procedures and other restrictions related to stay-at-home orders reduced demand for our products. We believe that these and other effects caused by the COVID-19 pandemic will likely have an adverse impact on our revenue over the next several quarters.

Results of Operations

 Net Sales

Net sales decreased $845,000, or 5.8%, to $13,706,000 for the quarter ended March 31, 2020, compared to net sales of $14,552,000 for the quarter ended March 31, 2019. The year-over-year decrease in net sales was driven by a reduction in sales of physical therapy and rehabilitation products as well as a decline due to COVID-19 stay-at-home restrictions and holds on elective procedures.

Net sales decreased $1,764,000, or 3.7%, to $45,293,000 for the nine months ended March 31, 2020, compared to net sales of $47,057,000 for the nine months ended March 31, 2019. The year-over-year decrease in net sales was driven by a reduction in sales of physical therapy and rehabilitation products as well as a decline due to COVID-19 stay-at-home restrictions and holds on elective procedures.

Gross Profit

Gross profit for the quarter ended March 31, 2020 decreased $461,000, or 10.5%, to $3,944,000, or 28.8% of net sales. By comparison, gross profit for the quarter ended March 31, 2019 was $4,405,000, or 30.3% of net sales. The year-over-year decrease in gross profit was attributable to lower sales of physical therapy and rehabilitation products, which accounted for approximately $256,000 in lower gross profit, and to reduced gross margin percent which accounted for approximately $205,000 in lower gross profit. The year-over-year decrease in gross margin percentage to 28.8% from 30.3% was due primarily to lower sales of our physical therapy and rehabilitation equipment.

Gross profit for the nine months ended March 31, 2020 decreased $948,000, or 6.5%, to $13,684,000, or 30.2% of net sales. By comparison, gross profit for the nine months ended March 31, 2019 was $14,632,000, or 31.1% of net sales. The year-over-year decrease in gross profit was attributable to lower sales of physical therapy and rehabilitation products, which accounted for approximately $549,000 in lower gross profit, and to reduced gross margin percent which accounted for approximately $399,000 in lower gross profit. The year-over-year decrease in gross margin percentage to 30.2% from 31.1% was due primarily to lower sales of our physical therapy and rehabilitation equipment.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $89,000, or 1.9%, to $4,907,000 for the quarter ended March 31, 2020, compared to $4,818,000 for the quarter ended March 31, 2019. The increase in SG&A is primarily related to a $257,000 increase in severance expense related to consolidation of management and certain operations, and cost-reduction initiatives in response to COVID-19. This increase was partially offset by a $219,000 reduction in selling expense due primarily to lower commission expense on lower sales and decreased sales management salaries during the quarter.

SG&A expenses decreased $637,000, or 4.2%, to $14,450,000 for the nine months ended March 31, 2020, compared to $15,087,000 for the nine months ended March 31, 2019. The decrease in SG&A is primarily related to a $718,000 decrease in selling expense due to lower commission expense on lower sales and decreased sales management salaries during the nine month period. General and administrative (“G&A”) expenses increased $81,000 primarily related to a $279,000 increase in severance expense due to consolidation of management and certain operations, and cost-reduction initiatives in response to COVID-19. This increase in G&A was partially offset by other G&A decreases primarily related to reductions in salaries and wages.

Net Loss Before Income Tax

Pre-tax loss for the quarter ended March 31, 2020 was $1,091,000 compared to $531,000 for the quarter ended March 31, 2019. The $560,000 increase in pre-tax loss was primarily attributable to the impact of $461,000 decrease in gross profit and $89,000 increase in SG&A expenses.

Pre-tax loss for the nine months ended March 31, 2020 was $1,130,000 compared to $452,000 for the nine months ended March 31, 2019. The $678,000 increase in pre-tax loss was attributable to the impact of (1) $368,000 decrease in other income primarily due to a $375,000 change in the fair value of the earn-out liability related to the Bird and Cronin acquisition during the nine months ended March 31, 2019, and (2) $948,000 decrease in gross profit partially offset by a $637,000 decrease in SG&A expenses.

Income Tax (Provision) Benefit

Income tax provision was $0 for the three and nine months ended March 31, 2020, respectively, compared to $33,000 and $237,000 for the three and nine months ended March 31, 2019, respectively. See Liquidity and Capital Resources - Deferred Income Tax Assets below for more information.

Net Loss

Net loss was $1,091,000 for the quarter ended March 31, 2020, compared to $563,000 for the quarter ended March 31, 2019. Net loss was $1,130,000 for the nine months ended March 31, 2020, compared to $689,000 for the nine months ended March 31, 2019. The reasons for the increase in net loss are the same as explained above under the heading Net Loss Before Income Tax and Income Tax (Provision) Benefit.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders increased $565,000 to $1,325,000 for the quarter ended March 31, 2020, compared to $760,000 for the quarter ended March 31, 2019. The increase in net loss attributable to common stockholders for the quarter is due primarily to a $528,000 increase in net loss and a $65,000 increase in deemed dividend on convertible preferred stock and accretion of discount as a result of the conversion of preferred stock. On a per share basis, net loss attributable to common stockholders was $(0.13) per share for the quarter ended March 31, 2020, compared to $(0.09) per share for the quarter ended March 31, 2019.

Net loss attributable to common stockholders increased $566,000 to $1,841,000 for the nine months ended March 31, 2020, compared to $1,275,000 for the nine months ended March 31, 2019. The increase in net loss attributable to common stockholders is due primarily to a $441,000 increase in net loss and a $174,000 increase in deemed dividend on convertible preferred stock and accretion of discount as a result of the conversion of preferred stock. On a per share basis, net loss attributable to common stockholders was $(0.20) per share and $(0.16) per share for the nine months ended March 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

We have historically financed operations through cash from operating activities, available cash reserves, borrowings under a line of credit facility (see, Line of Credit, below) and proceeds from the sale of our equity securities. While we had positive cash flows from operating activities for the nine months ended March 31, 2020, during the quarter ended March 31, 2020, we had negative cash flows from operating activities.

Working capital was $4,369,000 as of March 31, 2020, compared to working capital of $5,638,000 as of June 30, 2019. The current ratio was 1.3 to 1 as of March 31, 2020 and 1.4 to 1 as of June 30, 2019.

We believe that our cash generated from operations, current capital resources including recent loan and equity proceeds, and available credit provide sufficient liquidity to fund operations for the next 12 months. However, the continuing effects of the COVID-19 pandemic could have an adverse effect on our liquidity and cash and we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times.

In March 2020, we entered into an equity distribution agreement with Canaccord Genuity LLC and Roth Capital Partners LLC, pursuant to which we arranged to offer and sell shares of our common stock in an at-the-market offering (“ATM”) under a registration statement previously filed by us on Form S-3 with the Securities and Exchange Commission. On March 13, 2020, we filed a Prospectus Supplement amending the registration statement and commenced the ATM. Under the terms of the equity distribution agreement, we may sell shares of our common stock in an aggregate amount of up to $10,000,000, with Canaccord Genuity LLC and Roth Capital Partners LLC acting as our sales agents at the market prices prevailing on The Nasdaq Capital Market at the time of the sale of such shares. We will pay Canaccord Genuity LLC and Roth Capital Partners, LLC a fixed commission rate equal to 3.0% of the gross sale price per share of common stock sold.

Subsequent to the end of the quarter, during April 2020, we sold an aggregate of 3,200,585 shares of common stock under the equity distribution agreement in the ATM. We incurred offering costs totaling $238,169, inclusive of commissions paid to the sales agents at a fixed rate of 3.0%, together with legal, accounting and filing fees. Net proceeds from the sale of the shares totaled $2,286,939 and we will use the proceeds to strengthen our liquidity and working capital position.

On April 29, 2020, we entered into a promissory note (the “Note”) with Bank of the West to evidence a loan to the Company in the amount of $3,477,412 under the Paycheck Protection Program (the “PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), administered by the U.S. Small Business Administration (“SBA”).

In accordance with the requirements of the CARES Act, we expect to use the proceeds from the loan exclusively for qualified expenses under the PPP, including payroll costs, mortgage interest, rent and utility costs, as further detailed in the CARES Act and applicable guidance issued by the SBA. Interest will accrue on the outstanding balance of the Note at a rate of 1.00% per annum. We intend to apply for forgiveness of up to all amounts due under the Note, in an amount equal to the sum of qualified expenses under the PPP incurred during the eight weeks following initial disbursement. Notwithstanding our expected eligibility to apply for forgiveness, no assurance can be given that the we will obtain forgiveness of all or any portion of amounts due under the Note.

Subject to any forgiveness granted under the PPP, the Note is scheduled to mature two years from the date of initial disbursement under the Note and is payable in 18 equal monthly payments of principal and interest beginning six months from the date of initial disbursement. The Note may be prepaid at any time prior to maturity without penalty. The Note contains customary provisions related to events of default, including, among others, failure to make payments, bankruptcy, breaches of representations, significant changes in ownership, and material adverse effects. The occurrence of an event of default may result in the collection of all amounts owing under the Note, and/or filing suit and obtaining judgment against us. Our obligations under the Note are not secured by any collateral or personal guarantees.

Cash and Cash Equivalents

Our cash and cash equivalents and restricted cash position increased $1,274,000 to $1,530,000 as of March 31, 2020, compared to $256,000 as of June 30, 2019. The primary source of cash in the nine months ended March 31, 2020, was approximately $2,549,000 of net cash provided by operating activities.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, decreased approximately $860,000, or 11.5%, to $6,635,000 as of March 31, 2020, from $7,495,000 as of June 30, 2019. The decrease was driven primarily by a decrease in sales and the time to collect receivables. Trade accounts receivable represents amounts due from our customers including dealers and distributors that purchase our products for redistribution, medical practitioners, clinics, hospitals, colleges, universities and sports teams. We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical experience and relationships with our customers. Accounts receivable are generally collected within approximately 40 days of invoicing.

Inventories

Inventories, net of reserves, decreased $205,000 or 1.8%, to $11,323,000 as of March 31, 2020, compared to $11,528,000 as of June 30, 2019. Inventory levels fluctuate based on timing of large inventory purchases from domestic and overseas suppliers as well as variations in sales and production activities. We believe that our allowance for inventory obsolescence is adequate based on our analysis of inventory, sales trends, and historical experience.

Accounts Payable

Accounts payable increased approximately $1,550,000 or 38.9%, to $5,540,000 as of March 31, 2020, from $3,990,000 as of June 30, 2019. The increase was driven primarily by improved payment terms with our primary suppliers and changes in the average time to pay suppliers which we increased to manage working capital in response to COVID-19.

Line of Credit

Our line of credit balance decreased $172,000 to $6,369,000 as of March 31, 2020, compared to $6,541,000 as of June 30, 2019. The decrease was driven primarily by positive cash flows from operating activities used to pay down the line of credit. As of March 31, 2020, there was approximately $1,000,000 available to borrow.

Debt

  Long-term debt decreased approximately $132,000 to approximately $171,000 as of March 31, 2020, compared to approximately $303,000 as of June 30, 2019. Our long-term debt is primarily comprised of the mortgage loan on our office and manufacturing facility in Tennessee maturing in 2021, and also includes loans related to equipment and a vehicle. The principal balance on the mortgage loan is approximately $129,000, with monthly principal and interest payments of $13,000.

  Finance Lease Liability

Finance lease liability as of March 31, 2020 and June 30, 2019 totaled approximately $2,990,000 and $3,199,000, respectively. Our finance lease liability consists primarily of our Utah building lease. In conjunction with the sale and leaseback of our Utah building in August 2014, we entered into a 15-year lease, classified as a finance lease, originally valued at $3,800,000. The building lease asset is amortized on a straight-line basis over 15 years at approximately $252,000 per year. Total accumulated amortization related to the leased building is approximately $1,428,000 at March 31, 2020. The sale generated a profit of $2,300,000, which is being recognized straight-line over the life of the lease at approximately $150,000 per year as an offset to amortization expense. The balance of the deferred gain as of March 31, 2020 is $1,417,000. Lease payments, currently approximately $30,000, are payable monthly and increase annually by approximately 2% per year over the life of the lease. Imputed interest for the three and nine months ended March 31, 2020 was approximately $40,000 and $118,000, respectively. In addition to the Utah building, we have certain equipment leases that we have determined are finance leases.

Operating Lease Liability

  Operating lease liability as of March 31, 2020 and June 30, 2019 totaled approximately $3,045,000 and $0, respectively. The operating lease liability was recorded upon the adoption of ASU No. 2016-02, Leases. Our operating lease liability consists primarily of building leases for office, manufacturing, warehouse and storage space.

Acquisition Earn-Out Liability

Acquisition earn-out liability decreased $500,000 or 100.0%, to $0 as of March 31, 2020, from $500,000 as of June 30, 2019. The decrease is due to payment in full of the obligations during the nine months ended March 31, 2020.

Deferred Income Tax Assets

A valuation allowance is required when there is significant uncertainty as to the realizability of deferred income tax assets. The ability to realize deferred income tax assets is dependent upon our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have determined that we do not meet the “more likely than not” threshold that deferred income tax assets will be realized. Accordingly, a valuation allowance is required. Any reversal of the valuation allowance in future periods will favorably impact our results of operations in the period of reversal. As of March 31, 2020 and June 30, 2019, we recorded a full valuation allowance against our net deferred income tax assets. This resulted in no reported income tax expense associated with the operating profit reported during the three and nine months ended March 31, 2020. As a result of a temporary book to tax difference associated with the amortization of goodwill for tax purposes, income tax expense was $33,000 and $237,000 for the three and nine months ended March 31, 2019, respectively.

Stock Repurchase Plans

We have a stock repurchase plan available to us at the discretion of the Board of Directors. Approximately $449,000 remained of this authorization as of March 31, 2020. No purchases have been made under this plan since September 2011.

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no off-balance sheet arrangements.

Critical Accounting Policies

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report for the year ended June 30, 2019. There have been no material changes to the critical accounting policies previously disclosed in that report.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our business, results of operations, and financial condition are subject to various risks. We have described and discussed these risks elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC, including our Annual Report. The following additional risk factors relating to the Novel Coronavirus 2019 (“COVID-19”) pandemic should be read in conjunction with the risk factors previously disclosed in our Annual Report and in our other filings made with the SEC as well as the information contained in this Quarterly Report on Form 10-Q.

We face risks related to health epidemics and other widespread outbreaks of contagious disease, which could significantly disrupt our supply chain and impact our operating results. Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and operating results. In December 2019, a novel strain of coronavirus causing respiratory illness emerged in the China and has continued to spread to other countries including the United States and has been deemed a pandemic. Global governments, including local, state and federal government of the United States, has taken certain emergency measures to combat the spread of the virus, including implementation of stay-at-home orders, social distancing, travel bans and closure of factories and businesses. We have implemented guidelines and redundancies to promote employee health and wellness in order to meet our obligations as a manufacturer and infrastructure provider. Although we are considered an essential manufacturer, some of our materials and products are sourced from suppliers located in affected areas. Likewise, many of our customers have had to temporarily close or limit their operations. While the full impact of this outbreak is unknown at this time, we are closely monitoring the developments and continually assessing the potential impact on our business. Any prolonged disruption to our suppliers or our customers could negatively impact our sales, operating results, collection of receivables, and valuation of inventory; however, the situation continues to develop and the extent or duration is still uncertain.

               Any current or future outbreak of a health epidemic or other adverse public health developments, such as the current outbreak of COVID-19, could disrupt our manufacturing and supply chain, and adversely affect our business and operating results. Our business could be adversely affected by the effects of health epidemics. For example, our materials suppliers could be disrupted by conditions related to COVID-19, or other epidemics, possibly resulting in disruption to our supply chain. If our suppliers are unable or fail to fulfill their obligations to us for any reason, we may not be able to manufacture our products and satisfy customer demand or our obligations under sales agreements in a timely manner, and our business could be harmed as a result. At this point in time, there is uncertainty relating to the potential effect of COVID-19 on our business. Infections may become more widespread and should that limit our ability to timely sell and distribute our products or cause supply disruptions it would have a negative impact on our business, financial condition and operating results. In addition, a significant health epidemic could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products, which could have a material adverse effect on our business, operating results and financial condition.

Although certain of our products are used by healthcare professionals in settings where patients are treated, we do not make claims that our products are effective in the treatment, prevention or cure of disease, including COVID-19. If sales representatives, retailers or online resellers make unauthorized representations concerning the use of our products in the prevention, treatment or mitigation of COVID-19, the response to such statements may adversely affect our business and results of operations and the market price of our common stock. The manufacture, marketing and sale of our products are regulated by the governmental agencies, including the U.S. Food and Drug Administration or FDA, or FDA, and the Federal Trade Commission, or FTC. Recently the FDA and the FTC issued warning letters to several companies for selling fraudulent COVID-19 products, as part of these agencies’ response in protecting Americans during the global COVID-19 outbreak. Companies that sell products that fraudulently claim to prevent, treat or cure COVID-19 may be subject to legal action, including but not limited to seizure or injunction. The extent to which the COVID-19 outbreak continues to impact our financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new government actions or restrictions, new information that may emerge concerning the severity of COVID-19, the longevity of COVID-19 and the impact of COVID-19 on economic activity.

The recent COVID-19 global pandemic has increased capital markets volatility. The global stock markets have experienced, and may continue to experience, significant volatility as a result of the COVID-19 pandemic, and the price of our common stock has been volatile in recent months. The COVID-19 pandemic and the significant uncertainties it has caused for the global economy, business activity, and business confidence have had, and is likely to continue to have, a significant effect on the market price of securities generally, including our securities. For example, in the 12 months ended April 30, 2020, the sales price on The Nasdaq Capital Market for our common stock ranged from a low of $0.63 to a high of $3.70 per share. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others, the current and future public response and investor reaction to rumors or factual reports of global events, terrorism, outbreaks of disease and other natural disasters, such as the recent COVID-19 or coronavirus pandemic and the other factors discussed in this report and in our other reports and documents filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Exhibits marked with an asterisk (*) are filed herewith.

10.1	Sixth Modification Agreement, dated January 22, 2020 (Exhibit 10.1 to Current Report on Form 8-K filed January 8, 2020)

10.2	Paycheck Protection Program Note, dated April 29, 2020, executed by Dynatronics Corporation as Borrower and Bank of the West*

10.3	Master Supply Agreement between Dynatronics Corporation and Ascentron, Inc., effective March 1, 2020*

10.4	Letter Agreement between Dynatronics Corporation and John A. Krier (Chief Financial Officer) dated effective March 23, 2020*

10.5
Equity Distribution Agreement, dated as of March 12, 2020, by and among Dynatronics Corporation, Canaccord Genuity LLC and Roth Capital Partners, LLC. (Exhibit 1.1 to Current Report on Form 8-K filed March 13, 2020)

31.1	Certification under Rule 13a-14(a)/15d-14(a) of principal executive officer*

31.2	Certification under Rule 13a-14(a)/15d-14(a) of principal financial officer*

32.1	Certificate pursuant to section 18 U.S.C. Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 of principal executive officer*

32.2	Certificate pursuant to section 18 U.S.C. Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 of principal financial officer*

101.INS	XBRL Instance Document*

101.CAL	XBRL Taxonomy Extension Schema Document*

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNATRONICS CORPORATION

Date: May 14, 2020	By:	/s/ Brian D. Baker
Brian D. Baker
President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2020	By:	/s/ John A. Krier
John A. Krier
Chief Financial Officer (Principal Financial Officer)