Form 10-K
period 2020-06-30
DYNATRONICS CORP
filed 2020-09-24
CIK 720875

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2020.

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

The aggregate market value of the common stock of the registrant held by non-affiliates computed by reference to the price at which the common stock was last sold on December 31, 2019 (the last day of the registrant’s most recently completed second fiscal quarter), was approximately $6.1 million.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of September 21, 2020, there were 14,096,252 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on December 2, 2020 are incorporated by reference into Part III.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. These risks and uncertainties include, but are not limited to, the uncertainty regarding the impact or duration of the Novel Coronavirus Disease 2019 ("COVID-19") virus pandemic that is rapidly spreading globally and adversely affecting communities and businesses. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, those that are discussed in “Business” (Part I, Item 1 of this Form 10-K), “Risk Factors” (Part I, Item 1A of this Form 10-K), and throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7 of this Form 10-K). Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in forward-looking statements within this report. The forward-looking statements included in this report speak only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1.  Business

Company Background

Dynatronics Corporation designs, manufactures, and sells a broad range of restorative products for clinical use in physical therapy, rehabilitation, orthopedics, pain management, and athletic training. Through our distribution channels, we market and sell to orthopedists, physical therapists, chiropractors, athletic trainers, sports medicine practitioners, clinics, hospitals, and consumers.

We conduct our operations at our headquarters in Eagan, Minnesota, and in other facilities located in Northvale, New Jersey; Chattanooga, Tennessee; and Cottonwood Heights, Utah. Organized in 1983, Dynatronics has grown by adding product offerings, developing best-in-class distribution to meet the needs of our target customers, and acquiring complementary medical device businesses in related fields.

Unless the context otherwise requires, all references in this report to “registrant,” “we,” “us,” “our,” “Dynatronics,” or the “Company” refer to Dynatronics Corporation, a Utah corporation and our wholly owned subsidiaries. In this report, unless otherwise expressly indicated, references to “dollars” and “$” are to United States dollars.

Business Strategy

Dynatronics is a leading manufacturer of restorative products known for trusted high-quality brands, on-time delivery, and superior customer care. We are executing a strategy to significantly grow our organization through a value-driven acquisition program in order to realize our vision to become the recognized standard in restorative solutions. We intend to provide value to clinicians, investors, and all stakeholders by executing on our core strategy of sustained revenue growth, strong financial performance, and focused business development.

Corporate Information

Dynatronics Corporation is a Utah corporation founded in 1983 as Dynatronics Laser Corporation to acquire our predecessor company, Dynatronics Research Company, which was also a Utah corporation, formed in 1979. Our principal executive offices are located at 1200 Trapp Road, Eagan, Minnesota, 55121, and our telephone number is (801) 568-7000. Our website address is www.dynatronics.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and documents we file with the Securities and Exchange Commission (or “SEC”) are available via a link to the SEC’s website www.sec.gov on our website under the “Investors” tab which directs you to our page at https://irdirect.net/dynt. Available on this website as a portal, investors can find or navigate to pertinent information about us, including copies of the reports described above, as well as other information such as the following:

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

We operate on a fiscal year ending June 30. For example, reference to fiscal year 2020 refers to the fiscal year ended June 30, 2020. All references to financial statements in this report refer to the consolidated financial statements of our parent company, Dynatronics Corporation, and our wholly-owned subsidiaries, Bird & Cronin, LLC, Hausmann Enterprises, LLC, and Dynatronics Distribution Company, LLC.

Recent Developments

Fulfillment and Distribution Service Agreement

On June 23, 2020, the Company announced its plans to close its Ooltewah, Tennessee facility as part of its previously announced consolidation and cost reduction initiatives. The production of products historically manufactured in our Tennessee facility have been transferred to our New Jersey and Minnesota facilities. As described more fully below, distribution operations were transferred to a third party logistics ("3PL") partner to provide fulfillment and distribution services. Dynatronics believes these actions will result in reduced costs, improved operating profitability, and provide scalability for growth. The facility closure is in the final stages at this time.

Effective July 8, 2020, the Company entered into a Master Service Agreement (“Agreement”) with Millstone Medical Outsourcing, LLC (“Millstone”) to provide fulfillment and distribution services. Pursuant to the Agreement, Millstone will store and distribute products as directed by the Company and the Company will pay Millstone fees at prices and on terms provided in the Agreement. The initial term of the Agreement is for three years from the effective date. The Agreement will automatically renew for one-year terms thereafter. Either party may terminate the Agreement with or without cause upon 180 days’ written notice. Either party may terminate in the event of material breach by the other party, following 60-days’ written notice and opportunity to cure, or immediately upon written notice in the event of a material breach incapable of cure that is resulting in continuing damage or loss. Either party may also terminate immediately with written notice in the event of the failure to obtain or renew any necessary governmental permit, license or approval, or in the event of the bankruptcy or insolvency of the other party. Management believes the outsourcing of these distribution capabilities to Millstone is consistent with the Company’s objectives of streamlining its operations, continuing to align operating expenses with current revenue levels and, where advantageous, producing additional benefits from a reduction in workforce and related costs.

Resignation of Principal Executive Officer

On July 7, 2020, Brian Baker, citing the need for a reduced work schedule to allow more flexibility to address health issues relating to the COVID-19 virus, stepped down as Chief Executive Officer of Dynatronics Corporation. Mr. Baker continues to serve as a member of the Company’s Board of Directors and, subject to the conditions and provisions of the Company’s equity incentive plans, equity awards held by Mr. Baker will continue to vest and be exercisable according to their respective terms. In connection with Mr. Baker’s resignation, the Company and Mr. Baker entered into a Separation and Pay Continuation Agreement (“Separation Agreement”). The Separation Agreement provides that through October 7, 2020 (the “Separation Date”), Mr. Baker will receive the same compensation and benefits, including continued vesting of outstanding equity awards, as under his existing employment agreement, effective August 19, 2019. The Separation Agreement includes a general release of claims and waivers customary in such agreements. Mr. Baker’s departure was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. The Company also entered into a Consulting Agreement with Mr. Baker (the “Baker Consulting Agreement”), effective October 8, 2020, pursuant to which Mr. Baker will provide consulting services to the Company on a part-time basis following the Separation Date for up to 20 hours per week.

Appointment of New Principal Executive Officer and Director

The Board named John Krier as the Company’s Chief Executive Officer effective July 7, 2020. Mr. Krier has served as Chief Financial Officer of Dynatronics since March 2020. Mr. Krier will continue to serve as the Company’s Chief Financial Officer on an interim basis until a successor has been hired. On the recommendation of the Nominating Committee, the Board increased the number of directors constituting the full Board from six to seven directors and appointed Mr. Krier as a director to fill the resultant vacancy. Mr. Krier’s initial term as director will expire at the Company’s 2021 Annual Meeting of Shareholders.

Prior to joining the Company as Chief Financial Officer, Mr. Krier served as Vice President of Marketing of Breg, Inc. (“Breg”), a global medical device company, from March 2014 to November 2019, and provided consulting services to Breg from December 2019 until March 2020. Prior to joining Breg, Mr. Krier was President of Viscent, LLC, an orthopedic bracing supplier, from September 1, 2009 through October 1, 2012, and Executive Consultant to the Chief Executive Officer and Board of Directors from October 2012 through September 2013. Mr. Krier holds a B.S. degree in Business Administration from the University of South Dakota. He is 43 years old.

In connection with his appointment as Chief Executive Officer, Mr. Krier entered into an employment agreement with the Company (the “Krier Employment Agreement”). Pursuant to the Krier Employment Agreement, the Company will pay Mr. Krier an annual base salary of $250,000 per year and he will be eligible for an annual bonus targeted at a maximum payout of $75,000, and an annual equity award of restricted stock units, or RSUs, up to a maximum value of $75,000, which amount will be determined by the Compensation Committee of the Board, based on results of operations and Mr. Krier’s performance against goals established by the Compensation Committee. On the date of his appointment, Mr. Krier received a grant of 50,000 RSUs under the Dynatronics 2018 Equity Incentive Plan (the “2018 Plan”), vesting in four equal annual installments commencing on the first anniversary of the grant date. Upon vesting, Mr. Krier will receive a number of shares of common stock equal to the number of RSUs that have vested. Also upon his appointment date, the Company granted Mr. Krier a stock option under the 2018 Plan for the purchase of 15,000 shares of the Company’s common stock, vesting over a four-year period with one-fourth of the shares vesting annually on the anniversary of the grant date. The exercise price of the stock option is the market price of the Company’s common stock on the date of grant. Mr. Krier will operate from the Company’s Eagan, Minnesota location.

The Krier Employment Agreement continues until terminated by the Company or by Mr. Krier in accordance with the terms of the agreement. If the Company terminates Mr. Krier’s employment during the first 12 months without cause as defined under the agreement, the Company must pay Mr. Krier an amount equal to three months base salary. In addition, in such event, one-half of the initial equity compensation awards granted to him at the time of his appointment as CEO will automatically vest, subject to his execution of a release of all claims against the Company. Mr. Krier is also subject to a non-solicitation, non-competition and confidentiality agreement with post-termination restrictive covenants. The Company has also entered into an indemnification agreement with Mr. Krier on the same terms as it has with its other directors and executive officers.

Electrotherapy Manufacture and Assembly Agreement

Effective March 2, 2020, the Company entered into a Master Supply Agreement with Ascentron, Inc. (“Ascentron”) for the manufacture and assembly of the Company’s electrotherapy products, previously manufactured in our Utah facility. Ascentron manufactures and assembles the products to specifications provided by the Company and the Company purchases the finished products from Ascentron at prices and on terms provided in the agreement. Management believes the outsourcing of these manufacturing capabilities to Ascentron is consistent with the Company’s objectives of streamlining its operations, continues to align operating expenses with current revenue levels and, where advantageous, produces additional benefits from a reduction in workforce and related costs. The agreement limits price increases to 2.5% annually. The Company retains the right in its sole discretion to extend the agreement for up to two additional two-year terms upon written notice to Ascentron. The Company may terminate the agreement at any time and for any reason upon 365-days’ written notice. Either party may terminate in the event of breach by the other party, following 60-days’ written notice and opportunity to cure, or in the event of the failure to obtain or renew any necessary governmental permit, license or approval, or in the event of the bankruptcy or insolvency of the other party.

Our Products

We sell products that we manufacture and we sell and distribute products that are manufactured by unrelated third parties. To distinguish between these types of products, in this report, we refer to products manufactured by any of our Dynatronics affiliated entities or contract manufacturer as “Manufactured Products” and we refer to our products that we distribute that are manufactured by third parties as “Distributed Products”. All of these products are selected by us to fulfill our goal of providing quality restorative products to our customers. Manufactured Products accounted for approximately 75% of our net sales (excluding freight, repairs, and miscellaneous items) in fiscal year 2020.

We offer a broad range of restorative products for clinical use in physical therapy, rehabilitation, orthopedics, pain management, and athletic training. Our offerings include orthopedic soft bracing products, treatment tables, exercise and rehabilitation equipment, therapeutic modalities, and related supplies.

We are consistently recognized as Best in Class by our various distribution, OEM, and branded partners for our trusted high-quality products, on-time delivery, and superior customer care. Our focus on delivering products on-time is supported by our accelerated shipping options, including our “Quick Ship” program that promises shipment within one to 10 business days from date of order for many of our products.

Our products are used primarily by orthopedists, physical therapists, chiropractors, athletic trainers, sports medicine practitioners, clinics, hospitals, and consumers. The following illustrates a few select restorative products in our portfolio.

Orthopedic Soft Bracing Products
Our orthopedic soft bracing products are designed to accelerate health for patients both pre- and post-surgical intervention, and during fracture recovery, joint stabilization, and ligament injury.

Our Bird & Cronin® Manufactured Products include, among others, cervical collars, shoulder immobilizers, arm slings, wrist and elbow supports, abdominal and lumbosacral supports, maternity supports, knee immobilizers and supports, ankle walkers and supports, plantar fasciitis splints, and cold therapy. We continually seek to update our line of soft bracing Manufactured Products.

Physical Therapy and Rehabilitation Products
Our physical therapy and rehabilitation products are designed to accelerate health in a wide range of clinical settings, including physical therapy, rehabilitation, pain management, and athletic training.

Our Solaris®, Hausmann™, and PROTEAM™ brands include products for physical therapy, rehabilitation, and athletic training. These products include treatment tables, exercise and rehabilitation equipment, therapeutic modalities, and related supplies.

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

Sales Mix among Key Products

No single product accounted for more than 10% of total revenues in fiscal years 2020 and 2019. Sales of Manufactured Products represented approximately 75% and 74% of total product sales, excluding freight and other revenue, in fiscal years 2020 and 2019, respectively.

Patents and Trademarks

Patents. We own a United States patent on our thermoelectric technology that will remain in effect until February 2033. We also hold a United States patent on our combination traction/phototherapy technology that will remain in effect until December 2026, and a United States patent on our phototherapy technology that will remain in effect until August 2025.

Trademarks and Copyrights. We own trademarks used in our business, particularly marks relating to our corporate and product names. United States trademark registrations that are significant to our business, include Dynatron®, Dynatron Solaris®, Dynaheat®, BodyIce®, Powermatic®, Bird & Cronin®, Physician’s Choice®, and the Hausmann designed logo.

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

Trade Secrets. We own certain intellectual property, including trade secrets that we seek to protect, in part, through confidentiality agreements with key employees and other parties involved in manufacturing, research, and development. Even where these agreements exist, there can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by competitors.

We intend to protect our legal rights in our intellectual property by all appropriate legal action. Consequently, we may become involved from time to time in litigation to determine the enforceability, scope, and validity of any of the foregoing proprietary rights. Any litigation related to our intellectual property could result in substantial cost and divert the efforts of management and technical personnel.

Warranty Service

We provide a warranty on all Manufactured Products for time periods generally ranging in length from 90 days to two years from the date of sale. We service warranty claims on these products at our Utah, New Jersey and Minnesota sites depending on the product and service required. We also have field service available in other parts of the United States. Our warranty policies are comparable to warranties generally available in the industry. Warranty claims were approximately $24,000 in fiscal year 2020, and $88,000 in fiscal year 2019.

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

Customers and Markets

We sell products to licensed practitioners such as orthopedists, physical therapists, chiropractors, and athletic trainers. Our customers also include professional sports teams and universities, sports medicine specialists, post-acute care facilities, hospitals, clinics, retail distributors and equipment manufacturer (OEM) partners. We utilize a network of over 300 independent dealers throughout the United States. Most dealers purchase and take title to the products, which they then sell to end users. In addition, we utilize a network of independent sales representatives combined with a small number of targeted direct sales representatives.

We have entered into agreements with independent clinics and hospitals, regional and national chains of physical therapy clinics and hospitals, integrated delivery networks, group purchasing organizations (“GPOs”), and government agencies. We sell products directly to these clinics, hospitals, and groups pursuant to preferred pricing arrangements. No single customer or group of related accounts was responsible for 10% or more of net sales in fiscal years 2020 and 2019.

We export products to approximately 30 different countries. Sales outside North America totaled approximately $1,286,000 in fiscal year 2020 (or approximately 2.4% of net sales) and $1,435,000 in fiscal year 2019 (or approximately 2.3% of net sales). We have no foreign manufacturing operations, but we purchase certain products and components from foreign manufacturers.

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

We compete against various manufacturers and distributors, some of which are larger and more established, and have greater resources available to them, than Dynatronics. Our competitors in soft bracing products are primarily regional manufacturers, as well as several large corporations. Our competitors in treatment tables, exercise and rehabilitation equipment, and related supplies are from several domestic and international manufacturers and distributors.

In the clinical market for therapeutic modality devices, we compete with both domestic and foreign companies. Several of our products are protected by patents or where patents have expired, the proprietary technology on which those patents were based. We believe that the integration of advanced technology in the design of our products has distinguished Dynatronics-branded products in this competitive market. For example, we were the first company to integrate infrared phototherapy as part of a combination therapy device. We believe these factors give us a competitive edge. Our primary domestic competitors in the therapeutic device manufacturing market include four large manufacturers.

Trusted high-quality brands, on-time product delivery, and superior customer care are of key importance for us to remain competitive in this market and to maintain established relationships within our distribution channels.

Manufacturing and Quality Assurance

We produce Manufactured Products at our facilities in Northvale, New Jersey, Eagan, Minnesota, and Cottonwood Heights, Utah. The production of products historically manufactured in our Ooltewah, Tennessee facility have been transferred to our New Jersey and Minnesota facilities. Our Manufactured Products utilize custom components both fashioned internally from sourced raw materials, as well as components purchased from third-party suppliers. All parts and components purchased from third-party suppliers meet established specifications. Trained staff performs all sub-assembly, final assembly and quality assurance testing by following established procedures. Our design and development process ensures that Manufactured Products meet specified design requirements. The supply chain process manages suppliers of components and materials to ensure their quality and availability for our manufacturing teams.

Ascentron manufactures and assembles the Company's electrotherapy products, previously manufactured in our Utah facility, to specifications provided by the Company, and the Company purchases the finished products from Ascentron. The development and manufacture of a portion of our products manufactured to our specifications by Ascentron is subject to rigorous and extensive regulation by the U.S. Food and Drug Administration, or FDA, and international regulatory agencies, as applicable. In compliance with the FDA’s Current Good Manufacturing Practices, or cGMP, and standards established by the International Organization for Standardization, or ISO, we have developed a comprehensive quality system that processes customer feedback and analyzes product performance trends. Conducting prompt reviews of timely information allows us to respond to customer needs to enhance quality performance of the devices we produce.

Our Utah facility holds certification to ISO 13485:2016. Products manufactured at our facilities in New Jersey, and Minnesota meet the requirements of cGMP. Applicable quality systems enhance our ability to provide products and services that meet the expectations of our customers.

Research and Development

Total research and development (“R&D”) expenses in fiscal year 2020 were $95,000, compared to approximately $54,000 in fiscal year 2019. As a percentage of net sales, R&D expenses represented approximately 0.2% and 0.1% in fiscal years 2020 and 2019, respectively.

Regulatory Matters

The manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and other countries. In the United States, the FDA regulates some of our products pursuant to the Medical Device Amendment of the Food, Drug, and Cosmetic Act, or FD&C Act, and regulations promulgated under the FD&C Act. Advertising and other forms of promotion (including claims) and methods of marketing of the products are subject to regulation by the FDA and by the Federal Trade Commission, or FTC, under the Federal Trade Commission Act, as applicable.

As a medical device manufacturer, we are required to register with the FDA and once registered we are subject to inspection for compliance with the FDA’s Quality Systems Regulations, as applicable. These regulations require us to manufacture our products and maintain related documents in a prescribed manner with respect to manufacturing, testing, and control activities. Further, we are required to comply with various FDA requirements for reportable events involving our devices. The FD&C Act and its medical device reporting regulations require us to provide information to the FDA if allegations are made that one of our products has caused or contributed to a death or serious injury, or if a malfunction of a product would likely cause or contribute to death or serious injury. The FDA also prohibits an approved device from being marketed for unapproved uses. All of our therapeutic treatment devices, as currently designed, are cleared for marketing under section 510(k) of the Medical Device Amendment to the FD&C Act or are considered 510(k) exempt. If a device is subject to section 510(k) clearance requirements, the FDA must receive pre-market notification from the manufacturer of its intent to market the device. The FDA must find that the device is substantially equivalent to a legally marketed predicate device before the agency will clear the new device for marketing.

We intend to continuously improve our products after they have been introduced into the market. Certain modifications to our marketed devices may require a pre-market notification and clearance before the changed device may be marketed, if the change or modification could significantly affect safety and/or effectiveness. As appropriate, we may therefore submit future 510(k) notifications to the FDA. No assurance can be given that clearance or approval of such new applications will be granted by the FDA on a timely basis, or at all. Furthermore, we may be required to submit extensive pre-clinical and clinical data depending on the nature of the product changes. All of our devices, unless specifically exempted by regulation, are subject to the FD&C Act’s general controls, which include, among other things, registration and listing, adherence to the Quality System Regulation requirements for manufacturing, medical device reporting and the potential for voluntary and mandatory recalls described above.

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

Failure to comply with applicable FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Any such action by the FDA could materially adversely affect our ability to successfully market our products. Our Utah, Tennessee, Minnesota and New Jersey facilities are subject to periodic inspection by the FDA for compliance with the FDA’s cGMP and other requirements, including appropriate reporting regulations and various requirements for labeling and promotion.

Advertising of our products is subject to regulation by the FTC under the FTC Act, as applicable. Section 5 of the FTC Act prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. Section 12 of the FTC Act provides that the dissemination or the causing to be disseminated of any false advertisement pertaining to, among other things, drugs, cosmetics, devices or foods, is an unfair or deceptive act or practice. Pursuant to this FTC requirement, we are required to have adequate substantiation for all advertising claims made about our products. The type of substantiation required depends upon the product claims made.

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

In addition to compliance with FDA rules and regulations, we are also required to comply with international regulatory laws or other regulatory schemes used by other countries in which we choose to do business. Foreign governmental regulations have become increasingly stringent and more common, and we may become subject to more rigorous regulation by foreign governmental authorities in the future. Penalties for non-compliance with foreign governmental regulation could be severe, including revocation or suspension of a company’s business license and criminal sanctions. Any domestic or foreign governmental law or regulation imposed in the future may have a material adverse effect on us. We believe all of our present products are in compliance in all material respects with all applicable performance standards in countries where the products are sold. We also believe that our products comply with cGMP, record keeping and reporting requirements in the production and distribution of the products in the United States.

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

Employees

As of June 30, 2020, we employed 195 people, of which 190 were employed on a full-time basis. Certain of our employees (38 individuals) are subject to a collective bargaining agreement scheduled to expire in February 2022. We believe our labor relations with both union and non-union employees are satisfactory.

Item 1A. Risk Factors

In addition to the risks described elsewhere in this report and in certain of our other filings with the SEC, we have identified the following risks and uncertainties, among others, as risks that could cause our actual results to differ materially from those contemplated by us or by any forward-looking statement contained in this report. These risks and uncertainties include, but are not limited to, the uncertainty regarding the impact or duration of the Novel Coronavirus Disease 2019 ("COVID-19") virus pandemic that is rapidly spreading globally and adversely affecting communities and businesses, including ours. You should consider the following risk factors, in addition to the information presented elsewhere in this report, particularly under the heading "Cautionary Note Regarding Forward-Looking Statements," on page 1 of this report, and statements and disclosures contained in the sections “Part I, Item 1. Business,” “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,” as well as in the filings we make from time to time with the SEC, in evaluating us, our business and an investment in our securities. The fact that some of these risk factors may be the same or similar to those that we have included in other reports that we have filed with the SEC in past periods means only that the risks are present in multiple periods. We believe that many of the risks that are described here are part of doing business in the industry in which we operate and will likely be present in all periods. The fact that certain risks are endemic to the industry does not lessen their significance.

Risks Related to Our Business and Industry

We rely on a third party logistics (“3PL”) provider for the storage, fulfillment, and distribution of a majority of our Distributed Products. The failure or inability of our 3PL to perform these services in accordance with the terms of the arrangement, could result in an adverse impact on our business and results of operations. We generally rely on the uninterrupted and efficient operation of our 3PL provider to fulfill orders and distribute our products. This provider may experience disruptions to their operations, including disruptions caused by the COVID-19 pandemic and a shortage of manpower. Disruptions experienced by our provider may result in monetary damages and an adverse effect on our customer relationships.

Furthermore, the facilities where our products are stored by such provider may also be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, power outages, communications failure or terrorism. Any material damage to the facilities where our products are stored could adversely affect its inventory and the ability of such 3PL provider to meet the needs of its customers. In addition, an inability to maintain our logistics providers or a delay, disruption or quality control problems in the operations of such  provider, including as a result of damage to the facilities of such provider or a strike by such provider, could cause delays in our ability to fulfill customer orders and may cause orders to be canceled, or delivered late, our products to be returned, or receipt of products to be refused, any of which could adversely affect our business and results of operations.

Our contract with our 3PL provider is terminable upon written notice by either party for convenience without cause upon 180 days’ written notice. If we are unable to maintain our contract with the provider, we would be required to retain a new 3PL provider and may be unable to retain such third party at a cost that is acceptable to us.

Finally, the failure or inability of this provider to deliver products from us to our customers, for any reason, could disrupt our business and harm our reputation and operating results. We work closely with our 3PL provider to anticipate issues, and also review public information regarding their financial health. However, issues may not be identified quickly, which may lead to lack of or poor execution of services, loss, or litigation. Additionally, deterioration of the financial condition of our 3PL provider could result in delayed responsiveness or delivery failure, which would ultimately affect our responsiveness to our customers and thus may adversely affect our business, operations, and financial performance.

We expect to rely on third-party manufacturers and will be dependent on their quality and effectiveness. Our electrotherapy products require precise, high-quality manufacturing. The failure to achieve and maintain high manufacturing standards, including failure to detect or control unexpected events or unanticipated manufacturing errors, or the frequent occurrence of such errors, could result in patient injury or death, delays or failures in product testing or delivery, cost overruns, product recalls or withdrawals and other problems that could seriously hurt our business. Third party manufacturers can encounter difficulties involving manufacturing processes, facilities, operations, production yields, quality control, compliance, and shortages of qualified personnel.

If for any reason our third-party manufacturer is unable or unwilling to perform, we may not be able to terminate our agreements with them, and we may not be able to locate alternative manufacturers or enter into favorable agreements with them, nor can we be certain that any such third-parties will have the manufacturing capacity to meet future requirements. If these manufacturers, or any alternate manufacturer, experience any significant difficulties in their respective manufacturing processes for our electrotherapy products, or should these manufacturers cease doing business with us, we could experience significant interruptions in the supply of our electrotherapy products or may not be able to create a supply of our electrotherapy products at all. Were we to encounter manufacturing issues, our ability to produce a sufficient supply of our electrotherapy products might be negatively affected. Our inability to coordinate the efforts of our third-party manufacturer, or the lack of capacity available at our third-party manufacturer, could impair our ability to supply our electrotherapy products at required levels.

We cannot guarantee our manufacturing and assembly partners will be able to manufacture our electrotherapy products at commercial scale on a cost-effective basis. If the commercial-scale manufacturing costs of our electrotherapy products are higher than expected, these costs may significantly impact our operating results.

Disruption of our supply chain could have an adverse impact on our business, financial condition, and results of operations. Our ability to make, move, and sell our products is critical to our success. Damage or disruption to our supply chain, including third-party manufacturing, assembly or transportation and distribution capabilities, due to weather, including any potential effects of climate change, natural disaster, fire or explosion, terrorism, pandemics (such as the COVID-19 pandemic), strikes, government action, or other reasons beyond our control or the control of our suppliers and business partners, could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single supplier or location, could adversely affect our business or financial results. In addition, disputes with significant suppliers, including disputes regarding pricing or performance, could adversely affect our ability to supply products to our customers and could materially and adversely affect our product sales, financial condition, and results of operations.

In particular, we are actively monitoring the recent COVID-19 pandemic and its potential impact on our supply chain and our consolidated results of operations. Due to restrictions resulting from the pandemic, global supply may become constrained, which may cause the price of certain ingredients and raw materials used in our products to increase and/or we may experience disruptions to our operations.

We face risks related to health epidemics and other widespread outbreaks of contagious disease, which could significantly disrupt our supply chain and impact our operating results. Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and operating results. In December 2019, a novel strain of coronavirus causing respiratory illness emerged in China and has continued to spread to other countries, including the United States, and has been deemed a pandemic. Global governments, including local, state and federal government of the United States, have taken certain emergency measures to combat the spread of the virus, including implementation of stay-at-home orders, social distancing, travel bans and closure of factories and businesses. We have implemented guidelines and redundancies to promote employee health and wellness in order to meet our obligations as a manufacturer and infrastructure provider. If our employee health and wellness activities are not fully successful, it could have a material effect on our ability to manufacture products in required quantities. Although we are considered an essential manufacturer, some of our materials and products are sourced from suppliers located in affected areas. Likewise, many of our customers have had to temporarily close or limit their operations. While the full impact of this outbreak is unknown at this time, we are closely monitoring the developments and continually assessing the potential impact on our business. Any prolonged disruption to our suppliers, our manufacturing, or our customers could negatively impact our sales, operating results, collection of receivables, and valuation of inventory; however, the situation continues to develop and the extent or duration is still uncertain.

               Any current or future outbreak of a health epidemic or other adverse public health developments, such as the current outbreak of COVID-19, could disrupt our manufacturing and supply chain, and adversely affect our business and operating results. Our business could be adversely affected by the effects of health epidemics. For example, our materials suppliers could be disrupted by conditions related to COVID-19, or other epidemics, possibly resulting in disruption to our supply chain. If our suppliers are unable or fail to fulfill their obligations to us for any reason, we may not be able to manufacture our products and satisfy customer demand or our obligations under sales agreements in a timely manner, and our business could be harmed as a result. At this point in time, there is uncertainty relating to the potential effect of COVID-19 on our business. Infections may become more widespread and should that limit our ability to timely sell and distribute our products or cause supply disruptions, it would have a negative impact on our business, financial condition and operating results. In addition, a significant health epidemic could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products, which could have a material adverse effect on our business, operating results and financial condition.

Although certain of our products are used by healthcare professionals in settings where patients are treated, we do not make claims that our products are effective in the treatment, prevention or cure of disease, including COVID-19. If sales representatives, retailers or online resellers make unauthorized representations concerning the use of our products in the prevention, treatment or mitigation of COVID-19, the response to such statements may adversely affect our business and results of operations and the market price of our common stock. The manufacture, marketing and sale of our products are regulated by governmental agencies, including the U.S. Food and Drug Administration or FDA, or FDA, and the Federal Trade Commission, or FTC. Recently the FDA and the FTC issued warning letters to several companies for selling fraudulent COVID-19 products, as part of these agencies’ response in protecting Americans during the global COVID-19 outbreak. Companies that sell products that fraudulently claim to prevent, treat or cure COVID-19 may be subject to legal action, including but not limited to seizure or injunction. The extent to which the COVID-19 outbreak continues to impact our financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new government actions or restrictions, new information that may emerge concerning the severity of COVID-19, the longevity of COVID-19 and the impact of COVID-19 on economic activity.

We have a recent history of losses, and we may not return to or sustain profitability in the future. We have incurred net losses for nine consecutive fiscal years. We cannot predict when we will again achieve profitable operations or that we will not require additional financing to fulfill our business objectives. We may not be able to increase revenue in future periods, and our revenue could decline or grow more slowly than we expect. We may incur significant losses in the future for many reasons, including due to the risks described in this report.

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

At the scheduled maturity of our credit facilities or in the event of an acceleration of a debt facility following an event of default, the entire outstanding principal amount of the indebtedness under such facility, together with all other amounts payable thereunder from time to time, will become due and payable. It is possible that we may not have sufficient funds to pay such obligations in full at maturity or upon such acceleration. If we default and are not able to pay any such obligations due, our lenders have liens on substantially all of our assets and could foreclose on our assets in order to satisfy our obligations. If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance our indebtedness and other financial transactions, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms, if at all. Our line of credit with a lender matures in January 2022, which will require that we renew the facility at that time. There is no assurance we will be successful in renewing the credit facility with our current lender or refinancing the facility with another lender. In addition, any refinancing of our indebtedness could be at significantly higher interest rates, and/or result in significant transaction fees.

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

Our inability to successfully manage growth through acquisitions, and the integration of acquired businesses, products or technologies may present significant challenges and could harm our operating results. Our business plan includes the acquisition of other businesses, products, and technologies. In the future we expect to acquire or invest in businesses, products or technologies that we believe could complement our existing product lines, expand our customer base and operations, and enhance our technical capabilities or otherwise offer growth or cost-saving opportunities. As we grow through acquisitions, we face additional challenges of integrating the operations, personnel, culture, information management systems and other characteristics of the acquired entity with our own. Efforts to integrate future acquisitions may be hampered by delays, the loss of certain employees, changes in management, suppliers or customers, proceedings resulting from employment terminations, culture clashes, unbudgeted costs, and other issues, which may occur at levels that are more severe or prolonged than anticipated. If we identify an appropriate acquisition candidate, we may not be successful in negotiating favorable terms of the acquisition, financing the acquisition or effectively integrating the acquired business, product or technology into our existing business and operations. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices, or employee or customer issues.

We have incurred, and will likely continue to incur, significant expenses in connection with negotiating and consummating acquisitions. We may not achieve the synergies or other benefits we expected to achieve. And we may incur write-downs, impairment charges or unforeseen liabilities, all of which could negatively affect our operating results or financial position or could otherwise harm our business. If we finance acquisitions by issuing convertible debt or equity securities, the ownership interest of our existing shareholders may be significantly diluted, which could adversely affect the market price of our stock. Further, contemplating, investigating, negotiating or completing an acquisition and integrating an acquired business, product or technology could divert management and employee time and resources from other matters that are important to our existing business.

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

Our products are regulated by numerous government agencies, both inside and outside the United States. The impact of this factor on us is direct, to the extent we are subject to these laws and regulations, and indirect in that in a number of situations, even though we may not be directly regulated by specific healthcare laws and regulations, our products must be capable of being used by our customers in a manner that complies with those laws and regulations. The manufacture, distribution, marketing, and use of some of our products are subject to extensive regulation and increased scrutiny by the FDA and other regulatory authorities globally. Any new Class II product must undergo lengthy and rigorous testing and other extensive, costly and time-consuming procedures mandated by FDA and foreign regulatory authorities. Changes to current Class II products may be subject to vigorous review, including additional 510(k) and other regulatory submissions, and marketing clearances are not certain. Our facilities must be registered prior to production and remain subject to inspection from time to time thereafter. Failure to comply with the requirements of FDA or other regulatory authorities, including a failed inspection or a failure in our adverse event reporting system, could result in adverse inspection reports, warning letters, product recalls or seizures, monetary sanctions, injunctions to halt the manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant approvals or licenses, restrictions on operations or withdrawal of existing approvals and licenses. Any of these actions could cause a loss of customer confidence in us and our products, which could adversely affect our sales. The requirements of regulatory authorities, including interpretative guidance, are subject to change and compliance with additional or changing requirements or interpretative guidance may subject us or our products to further review, result in product launch delays or otherwise increase our costs.

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

If significant tariffs or other restrictions are placed on imports or any related counter-measures are taken by foreign countries, our revenue and results of operations may be materially harmed. Potential changes in international trade relations between the United States and other countries could have a material adverse effect on our business. There is currently significant uncertainty about the future relationship between the United States and various other countries, with respect to trade policies, treaties, government regulations and tariffs. The U.S. government has adopted a new approach to trade policy including in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. The U.S. government has also imposed tariffs on certain foreign goods. These measures may materially increase costs for goods imported into the United States. This in turn could require us to materially increase prices to our customers which may reduce demand, or, if we are unable to increase prices to adequately address any tariffs, quotas or duties result in lowering our margin on products sold. Changes in U.S. trade policy have resulted in, and could result in more, U.S. trading partners adopting responsive trade policies, including imposition of increased tariffs, quotas or duties, making it more difficult or costly for us to export our products to those countries. The implementation of a border tax, tariff or higher customs duties on our products manufactured abroad or components that we import into the U.S., or any potential corresponding actions by other countries in which we do business, could negatively impact our financial performance.

If we fail to obtain regulatory approval in foreign jurisdictions, then we cannot market our products in those jurisdictions. We sell some of our products in foreign jurisdictions. Many foreign countries in which we market or may market our products have regulatory bodies and restrictions similar to those of the FDA. International sales are subject to foreign government regulation, the requirements of which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA clearance and the requirements may differ. Companies are now required to obtain a CE Mark, which shows conformance with the requirements of applicable European Conformity directives, prior to the sale of some medical devices within the European Union. Some of our current products that require CE Markings have them and it is anticipated that additional and future products may require them as well. We may be required to conduct additional testing or to provide additional information, resulting in additional expenses, to obtain necessary approvals. If we fail to obtain approval in such foreign jurisdictions, we would not be able to sell our products in such jurisdictions, thereby reducing the potential revenue from the sale of our products.

We store, process, and use data, some of which contain personal information and are subject to complex and evolving laws and regulations regarding privacy, data protection and other matters, which are subject to change. Some of the data we store, process, and use, contains personal information, subjecting us to a variety of laws and regulations in the United States and other countries with respect to privacy, rights of publicity, data protection, content, protection of minors, and consumer protection. These laws can be particularly restrictive. Both in the United States and abroad, these laws and regulations are evolving and remain subject to change. Several proposals are pending before federal, state and foreign legislative and regulatory bodies that could significantly affect our business. A number of states have enacted laws or are considering the enactment of laws governing the release of credit card or other personal information received from consumers:

●
California has enacted legislation, the California Consumer Privacy Act (“CCPA”) that, among other things, will require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. The CCPA went into effect on January 1, 2020.

●
The EU General Data Protection Regulation (“GDPR”), effective May, 2018, establishes new requirements applicable to the processing of personal data (i.e., data which identifies an individual or from which an individual is identifiable), affords new data protection rights to individuals, and imposes penalties for serious data breaches. Individuals also have a right to compensation under GDPR for financial or non-financial losses. GDPR has imposed additional responsibility and liability in relation to our processing of personal data in the EU. GDPR has also required us to change our various policies and procedures in the EU and, if we are not compliant, could materially adversely affect our business, results of operations and financial condition.

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

               The costs of compliance with, and other burdens imposed by, the GDPR, CSL and related laws may limit the use and adoption of our products and services and could have an adverse impact on our business, operating results and financial condition. Foreign governments also may attempt to apply such laws extraterritorially or through treaties or other arrangements with U.S. governmental entities. In addition, the application and interpretation of these laws and regulations are often uncertain and could result in investigations, claims, changes to our business practices, increased cost of operations and declines in sales, any of which could materially adversely affect our business, results of operations and financial condition. We cannot assure you that the privacy policies and other statements regarding our practices will be found sufficient to protect us from liability or adverse publicity relating to the privacy and security of personal information. Whether and how existing local and international privacy and consumer protection laws in various jurisdictions apply to the internet and other online technologies is still uncertain and may take years to resolve. Privacy laws and regulations, if drafted or interpreted broadly, could be deemed to apply to the technology we use and could restrict our information collection methods or decrease the amount and utility of the information that we would be permitted to collect. A determination by a court or government agency of a failure, or perceived failure, by us, the third parties with whom we work or our products and services to protect employee, applicant, vendor, website visitor or customer personal data (including as a result of a breach by or of a third-party provider) or to comply with any privacy-related laws, government regulations or directives or industry self-regulatory principles or our posted privacy policies could result in damage to our reputation, legal proceedings or actions against us by governmental entities or otherwise, which could have an adverse effect on our business. In addition, concerns about our practices with regard to the collection, use, disclosure, or security of personally identifiable information or other privacy-related matters, even if unfounded and even if we are in compliance with applicable laws, could damage our reputation and harm our business. We have and post on our website our own privacy policy and cookie statement concerning the collection, use and disclosure of user personal data.

Failures in, material damage to, or interruptions in our information technology systems, software or websites, including as a result of cyber-attacks, and difficulties in updating our existing software or developing or implementing new software, could have a material adverse effect on our business or results of operations. We depend increasingly on our information technology systems in the conduct of our business. For example, we own, license or otherwise contract for sophisticated technology and systems to do business online with customers, including for order entry and fulfillment, processing and payment, product shipping and product returns. We also maintain internal and external communications, product inventory, supply, production and enterprise management, and personnel information on information systems. Our information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches and natural and manmade disasters. In particular, from time to time we and third parties who provide services for us experience cyber-attacks, attempted breaches of our or their information technology systems and networks or similar events, which could result in a loss of sensitive business or customer information, systems interruption or the disruption of our operations. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and may be difficult to detect for long periods of time, and accordingly we may be unable to anticipate and prevent all data security incidents. Like many businesses, our systems come under frequent attack from third parties. We are required to expend capital and other resources to protect against such cyber-attacks and potential security breaches or to alleviate problems caused by such potential breaches or attacks. Despite the constant monitoring of our technology systems and hiring of specialized third parties to identify and address any vulnerabilities through implementation of multi-tiered network security measures, it is possible that computer programmers and hackers, or even internal users, may be able to penetrate, create systems disruptions or cause shutdowns of our network security or that of third-party companies with which we have contracted. As a result, we could experience significant disruptions of our operations and incur significant expenses addressing problems created by these breaches. Such unauthorized access could disrupt our business and could result in a loss of revenue or assets and any compromise of customer information could subject us to customer or government litigation and harm our reputation, which could adversely affect our business and growth. Although we maintain cyber liability insurance that provides liability and insurance coverages, subject to limitations and conditions of the policies, our insurance may not be sufficient to protect against all losses or costs related to any future breaches of our systems.

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

A significant percentage of our workforce is subject to a collective bargaining agreement. Approximately 19% of our workforce is subject to a collective bargaining agreement, which is subject to negotiation and renewal every three years. The current agreement is scheduled to expire in February 2022. Our inability to negotiate the renewal of this collective bargaining agreement, or any prolonged work stoppages, could have a material adverse effect on our business, results of operations, financial condition and cash flows. We cannot ensure that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor, or that a breakdown in such negotiations will not result in the disruption of our operations. In addition, employees who are not currently represented by labor unions may seek representation in the future. Although we have generally enjoyed good relations with both our union and non-union employees, if we are subject to labor actions, we may experience an adverse impact on our operating results.

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

Certain of the products we sell are subject to market and technological obsolescence. We offer approximately 10,000 products or variations of products. If our customers discontinue purchasing a given product, we might have to record expense related to the diminution in value of inventories we have in stock, and depending on the magnitude, that expense could adversely impact our operating results. In addition to the products of others that we distribute, we design and manufacture our own medical devices and products. We may be unable to effectively develop and market products against the products of our competitors in a highly competitive industry. Our present or future products could be rendered obsolete or uneconomical by technological advances by our competitors. Competitive factors include price, customer service, technology, innovation, quality, reputation and reliability. Our competition may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, have greater financial, marketing and other resources than us or be more successful in attracting potential customers, employees and strategic partners. Given these factors, we cannot guarantee that we will be able to continue our level of success in the industry.

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

Risks Related to Our Common Stock

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock. Our common stock is currently listed for trading on The Nasdaq Capital Market, and the continued listing of our common stock on The Nasdaq Capital Market is subject to our compliance with a number of listing standards. On May 15, 2020, we received notice from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) that because the closing bid price for our common stock had fallen below $1.00 per share for 30 consecutive business days, we no longer complied with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market under Rule 5550(a)(2) of the Nasdaq Listing Rules. Pursuant to Nasdaq Listing Rules, as tolled for the extraordinary and unprecedented turmoil in U.S. and world financial markets, we have until December 28, 2020 to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days prior to December 28, 2020. If that occurs, Nasdaq will provide written notification that the Company has achieved compliance with the minimum bid requirement.

If the Company does not regain compliance by December 28, 2020, it may be eligible for an additional grace period, provided it meets the applicable market value of publicly held shares requirement for continued listing, and all other applicable Nasdaq standards for initial listing on The Nasdaq Capital Market, with the exception of bid price. If we do not regain compliance with the minimum bid price requirement by December 28, 2020 and the Nasdaq staff determines that we will not be able to cure the deficiency, or if we are otherwise not eligible for such additional compliance period, Nasdaq will provide notice that our common stock will be subject to delisting. We would have the right to appeal a determination to delist our common stock, and the common stock would remain listed on The Nasdaq Capital Market until the completion of the appeal process. If our common stock were no longer listed on The Nasdaq Capital Market, investors might only be able to trade on one of the over-the-counter markets. This would impair the liquidity of our common stock not only in the number of shares that could be bought and sold at a given price, which might be depressed by the relative illiquidity, but also through delays in the timing of transactions and reduction in media coverage. In addition, we could face significant material adverse consequences, including:

●
a limited availability of market quotations for our securities;
●
a limited amount of news and analyst coverage for us; and;
●
a decreased ability to issue additional securities or obtain additional financing in the future.

We may take actions to restore our compliance with Nasdaq's listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, or prevent future non-compliance with Nasdaq's listing requirements.

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

Our stock price has been volatile and we expect that it will continue to be volatile. For example, during the year ended June 30, 2020, the selling price of our common stock ranged from a high of $3.70 to a low of $0.63. The volatility of our stock price can be due to many factors, including:

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

The recent COVID-19 global pandemic has increased capital markets volatility. The global stock markets have experienced, and may continue to experience, significant volatility as a result of the COVID-19 pandemic, and the price of our common stock has been volatile in recent months. The COVID-19 pandemic and the significant uncertainties it has caused for the global economy, business activity, and business confidence have had, and is likely to continue to have, a significant effect on the market price of securities generally, including our securities. For example, in the 12 months ended June 30, 2020, the sales price on The Nasdaq Capital Market for our common stock ranged from a low of $0.63 to a high of $3.70 per share. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others, the current and future public response and investor reaction to rumors or factual reports of global events, terrorism, outbreaks of disease and other natural disasters, such as the recent COVID-19 or coronavirus pandemic and the other factors discussed in this report and in our other reports and documents filed with the SEC.

Investors in our securities may experience substantial dilution upon the conversion of preferred stock to common, exercise of stock options and warrants, future issuances of stock, grants of restricted stock and the issuance of stock in connection with acquisitions of other companies. Our articles of incorporation authorize the issuance of up to 100,000,000 shares of common stock and 50,000,000 shares of preferred stock. Our Board of Directors has the authority to issue additional shares of common and preferred stock up to the authorized capital stated in the articles of incorporation. The Board may choose to issue some or all of such shares of common or preferred stock to acquire one or more businesses or to provide additional financing in the future. As of September 21, 2020, we had outstanding a total of 1,992,000 shares of Series A 8% Convertible Preferred Stock (the “Series A Preferred”), 1,459,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred”), and 230,000 shares of Series C Non-Voting Convertible Preferred Stock (the “Series C Preferred”), as well as warrants for the purchase of approximately 6,738,500 shares of common stock. The Series A Preferred, Series B Preferred and Series C Preferred shares are convertible into a total of 3,681,000 shares of common stock. The conversion of these outstanding shares of preferred stock and the exercise of the warrants will result in substantial dilution to our common shareholders. In addition, from time to time, we have issued and we expect we will continue to issue stock options or restricted stock grants or similar awards to employees, officers, and directors pursuant to our equity incentive award plans. Investors in our equity securities may expect to experience dilution as these awards vest and are exercised by their holders and as the restrictions lapse on the restricted stock grants. We also may issue stock or stock purchase warrants for the purpose of raising capital to fund our growth initiatives, in connection with acquisitions of other companies, or in connection with the settlement of obligations or indebtedness, which would result in further dilution of existing shareholders. The issuance of any such shares of common or preferred stock may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares of common stock or securities convertible into or exercisable for the purchase of common stock, such issuance also will cause a reduction in the proportionate ownership and voting power of all other shareholders and may result in a change in control of the Company.

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

The concentration or potential concentration of equity ownership by Prettybrook Partners, LLC and its affiliates may limit your ability to influence corporate matters. As of June 30, 2020, Prettybrook Partners, LLC and its managing directors and affiliates (collectively “Prettybrook”), owned approximately 1,349,000 shares of common stock, 1,069,000 shares of Series A Preferred, and 300,000 shares of Series B Preferred. These securities represent approximately 15% of the voting power of our issued and outstanding equity securities. Under the terms of the Series A Preferred, by agreement with us and the remaining holders of the Series A Preferred, Prettybrook has the right to appoint up to three members of our seven-member Board of Directors (the Preferred Directors) and has appointed a non-voting observer to the Board. Moreover, the exercise of warrants issued to Prettybrook in the Series A Preferred financing and the Series B Preferred financing transactions in which Prettybrook was an investor could further enable Prettybrook to exert significant control over operations and influence over all corporate activities, including the election or removal of directors and the outcome of tender offers, mergers, proxy contests or other purchases of common stock that could give our shareholders the opportunity to realize a premium over the then-prevailing market price for their shares of common stock. This concentrated control will limit your ability to influence corporate matters and, as a result, we may take actions that our shareholders do not view as beneficial. In addition, such concentrated control could discourage others from initiating changes of control. In such cases, the perception of our prospects in the market and the market price of our common stock may be adversely affected.

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

Our ability to issue preferred stock could delay or prevent takeover attempts. As of September 21, 2020, we had 3,681,000 shares of convertible preferred stock outstanding and our Board of Directors has the authority to cause us to issue, without any further vote or action by the shareholders, up to approximately 46,319,000 additional shares of preferred stock, no par value per share, in one or more series, and to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series of preferred stock. In the event of issuance, the preferred stock could be used as a method of discouraging, delaying, deferring or preventing a change in control without further action by the shareholders, even where shareholders might be offered a premium for their shares. Although we have no present intention to issue any shares of our preferred stock, we may do so in the future under appropriate circumstances.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease an 85,000 square-foot manufacturing, warehouse, and office facility in Eagan, Minnesota, which houses our corporate headquarters and principal executive offices. This lease has an initial three-year term that commenced in October 2017, with monthly lease payments of $50,000. We may extend the lease under two, two-year optional extensions. We have extended the term of the lease through October 2022. The landlord is Bird & Cronin, Inc., from which we acquired the Bird & Cronin assets and operations in 2017. Stockholders of Bird & Cronin, Inc. include an employee of the Company. The lease was negotiated at arms’ length as part of the applicable acquisition transaction. We believe that the terms of the agreement are commercially reasonable for the market in which the facility is located.

We lease a 60,000 square-foot manufacturing and office facility in Northvale, New Jersey to house our Hausmann Enterprises, LLC operations. The initial two-year term of this lease commenced in April 2017, with monthly lease payments of $30,000 for the first year and 2% increases in each subsequent year. The lease provides for two options to extend the term of the lease for two years per extension term, subject to annual 2% per year increases in base rent, and a third extension option at the end of the second option term for an additional five years at fair market value. We have exercised options to extend the term of the lease through April 2023. The landlord is a stockholder and the previous owner of the assets and operations acquired in 2017. The lease was negotiated at arms’ length as part of the applicable acquisition transaction. We believe that the terms of the agreement are commercially reasonable for the market in which the facility is located.

We own a 53,000 square-foot manufacturing facility and undeveloped acreage in Chattanooga, Tennessee, subject to a mortgage requiring monthly payments to a bank of approximately $13,000 and maturing in 2021. The interest rate on this obligation is 6.4% per annum. We currently have this building for sale.

We lease a 36,000 square-foot manufacturing, warehouse, and office facility in Cottonwood Heights, Utah. We sold the building in August 2014, and now lease it back from the purchaser. The monthly lease payment is approximately $30,000 and the lease terminates in 2029. We account for the lease-back agreement as a finance lease which results in depreciation and implied interest expense each period, offset by an amortized gain on the sale of the property. Overall the net monthly occupancy cost of this lease is $29,000. We are currently exploring leasing a portion of the building to a third-party and have engaged a broker to assist us.

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

Fiscal Year Ended June 30,	2020		2019
	High	Low	High	Low
1st Quarter (July-September)	$1.86	$1.00	$3.25	$2.65
2nd Quarter (October-December)	$1.28	$0.63	$2.99	$2.50
3rd Quarter (January-March)	$3.70	$0.81	$2.79	$1.96
4th Quarter (April-June)	$1.30	$0.63	$2.09	$1.21

Outstanding Common Shares and Number of Shareholders

As of September 21, 2020, we had approximately 14,096,252 shares of common stock issued and outstanding and approximately 400 shareholders of record, not including shareholders whose shares are held in “nominee” or “street” name by a bank, broker or other holder of record.

Dividends

We have never paid cash dividends on our common stock. Our anticipated capital requirements are such that we intend to follow a policy of retaining earnings, if any, in order to finance the development of the business.

As of September 21, 2020, we had outstanding 1,992,000 shares of Series A Preferred, 1,459,000 shares of Series B Preferred, and 230,000 shares of Series C Preferred. These series of preferred stock have rights and preferences that rank senior to or in certain circumstances, on par with, our common stock. The declarations of the rights and preferences of these series of preferred stock contain covenants that prohibit us from declaring and distributing dividends on our common stock without first making all distributions that are due to any senior securities. Dividends payable on the Series A and the Series B Preferred accrue at the rate of 8% per year and are payable quarterly. We may, at our option under certain circumstances, make distributions of these dividends in cash or in shares of common stock. When possible, we pay dividends on the Series A and Series B Preferred in shares of common stock. The formula for paying these dividends in common stock can change the effective yield on the dividend to more or less than 8% depending on the market price of the common stock at the time of issuance.

Sales of Equity Securities

During the year ended June 30, 2020, we sold an aggregate of 3,200,585 shares of common stock. We incurred offering costs totaling $238,000, inclusive of commissions paid to the sales agents at a fixed rate of 3.0%, together with legal, accounting and filing fees. Net proceeds from the sale of the shares totaled $2,287,000.

Purchases of Equity Securities

We did not purchase any shares of common stock during the year ended June 30, 2020 or in the prior eight fiscal years.

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

Results of Operations

Fiscal Year 2020 Compared to Fiscal Year 2019

Net Sales

Net sales in fiscal year 2020 decreased $9,156,000, or 14.6%, to $53,409,000, compared to net sales of $62,565,000 in fiscal year 2019. The year-over-year decrease is primarily due to the expected decline in sales due to stay-at-home policies and government restrictions in response to the COVID-19 pandemic, as well as the continued decline in physical therapy and rehabilitation product sales.

Gross Profit

Gross profit for the year ended June 30, 2020 decreased $4,076,000, or 21.3%, to $15,098,000, or 28.3% of net sales. By comparison, gross profit for the year ended June 30, 2019 was $19,174,000, or 30.6% of net sales. The year-over-year decrease in gross profit was attributable to: (1) lower sales which reduced gross profit by approximately $2,806,000 and (2) reduced gross margin percent which reduced gross profit by approximately $1,270,000. The year-over-year decrease in gross margin percentage to 28.3% from 30.6% was due primarily to lower efficiency of the production process as a result of lower sales.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses decreased $1,879,000, or 9.4%, to $18,091,000 for the year ended June 30, 2020, compared to $19,970,000 for the year ended June 30, 2019. Selling expenses decreased $1,605,000 compared to the prior year period, due primarily to lower commission expense on lower sales and decreased sales management salaries during the year. General and administrative ("G&A") expenses decreased $274,000 compared to the prior-year period, driven by a  $234,000 increase in severance expenses offset by a $508,000 decrease in other G&A expenses primarily related to lower payroll and benefits as a result of headcount reductions.

Interest Expense

Interest expense decreased approximately $76,000 in fiscal year 2020, to approximately $436,000, compared to approximately $512,000 in fiscal year 2019. The decrease in interest expense is primarily related to lower interest rates and lower average borrowings on our line of credit resulting in interest charges of $196,000 and $269,000 for the years ended June 30, 2020 and 2019, respectively. Another large component of interest expense is imputed interest related to the sale/leaseback of our corporate headquarters facility which totaled $156,000 and $167,000, respectively, for the years ended June 30, 2020 and 2019. Interest expense also included interest on the mortgage on our Tennessee property, imputed interest related to other capital leases, and interest paid on equipment loans for office furnishings and vehicles.

Net Loss Before Income Tax

Pre-tax loss for the year ended June 30, 2020 was $3,436,000 compared to $916,000 for the year ended June 30, 2019. The $2,519,000 increase in pre-tax loss was primarily attributable to a decrease of $4,076,000 in gross profit and an increase of $322,000 in net other expense,  partially offset by a decrease of $1,879,000 in SG&A. The increase in net other expense was primarily attributable to a $375,000 gain on revaluation of the Bird & Cronin acquisition earn-out liability in the year ended June 30, 2019 partially offset by a decrease in interest expense.

Income Tax

Income tax benefit was $10,000 in fiscal year 2020, compared to an income tax provision of $5,000 in fiscal year 2019.

Net Loss

Net loss for the year ended June 30, 2020 was $3,425,000, compared to $922,000 for the year ended June 30, 2019. The reasons for the change in net loss are the same as those given under the headings Net Loss Before Income Tax and Income Tax in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders increased $2,601,000 to $4,317,000 ($0.42 per share) for the year ended June 30, 2020, compared to $1,716,000 ($0.21 per share) for the year ended June 30, 2019. The increase in net loss attributable to common stockholders for the year is due primarily to: (1) a $2,503,000 increase in net loss; (2) a $174,000 increase in deemed dividends on convertible preferred stock and accretion of discounts; and (3) a $77,000 decrease in preferred stock dividends.

Liquidity and Capital Resources

We have historically financed operations through cash from operating activities, available cash reserves, borrowings under a line of credit facility (see, Line of Credit, below) and proceeds from the sale of our equity securities. As of June 30, 2020, we had $2,216,000 in cash and cash equivalents, compared to $156,000 as of June 30, 2019. During fiscal year 2020, we had positive cash flows from operating activities.

Working capital was $8,396,000 as of June 30, 2020, compared to working capital of $5,638,000 as of June 30, 2019. The current ratio was 2.1 to 1 as of June 30, 2020 and 1.4 to 1 as of June 30, 2019. Current assets were 42.8% of total assets as of June 30, 2020, and 50.2% of total assets as of June 30, 2019.

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

  In April 2020, we sold an aggregate of 3,200,585 shares of common stock under the equity distribution agreement in the ATM. We incurred offering costs totaling $238,000, inclusive of commissions paid to the sales agents at a fixed rate of 3.0%, together with legal, accounting and filing fees. Net proceeds from the sale of the shares totaled $2,287,000. Proceeds were used to strengthen our liquidity and working capital position.

On April 29, 2020, we entered into a promissory note (the “Note”) with Bank of the West to evidence a loan to the Company in the amount of $3,477,412 under the Paycheck Protection Program (the “PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), administered by the U.S. Small Business Administration (“SBA”).

In accordance with the requirements of the CARES Act, we expect to use the proceeds from the loan exclusively for qualified expenses under the PPP, including payroll costs, mortgage interest, rent and utility costs, as further detailed in the CARES Act and applicable guidance issued by the SBA. Interest will accrue on the outstanding balance of the Note at a rate of 1.00% per annum. We intend to apply for forgiveness of all amounts due under the Note, in an amount equal to the sum of qualified expenses under the PPP incurred during the 24 weeks following initial disbursement. Notwithstanding our expected eligibility to apply for forgiveness, no assurance can be given that we will obtain forgiveness of all or any portion of amounts due under the Note.

Subject to any forgiveness granted under the PPP, the Note is scheduled to mature two years from the date of initial disbursement under the Note and is payable in monthly installments beginning 10 months after the completion of the 24 week covered period. The Note may be prepaid at any time prior to maturity without penalty. The Note contains customary provisions related to events of default, including, among others, failure to make payments, bankruptcy, breaches of representations, significant changes in ownership, and material adverse effects. The occurrence of an event of default may result in the collection of all amounts owing under the Note, and/or filing suit and obtaining judgment against us. Our obligations under the Note are not secured by any collateral or personal guarantees.

Cash and Cash Equivalents and Restricted Cash

Our cash and cash equivalents and restricted cash position increased $2,060,000 to $2,316,000 as of June 30, 2020, compared to $256,000 as of June 30, 2019. The primary sources of cash in the year ended June 30, 2020, was $3,090,000 of net cash provided by operating activities, $2,287,000 net proceeds from issuance of common stock, and $3,477,000 proceeds from the PPP Note. Primary uses of cash included net payments of $5,528,000 under our line of credit and acquisition holdbacks of $500,000.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, decreased approximately $2,601,000, or 34.7%, to $4,894,000 as of June 30, 2020, from $7,495,000 as of June 30, 2019. The decrease was primarily due to a decline in sales in the year ended June 30, 2020. Trade accounts receivable represents amounts due from our customers including dealers and distributors, medical practitioners, clinics, hospitals, colleges, universities and sports teams. We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical experience and relationships with our customers. Accounts receivable are generally collected within approximately 40 days of invoicing.

Inventories

Inventories, net of reserves, decreased $3,156,000, or 27.4%, to $8,372,000 as of June 30, 2020, compared to $11,528,000 as of June 30, 2019. The decrease was primarily due to steps taken to right-size incoming material purchases and adjust inventory management as part of our working capital plans in response to the impacts of COVID-19. During fiscal year 2020, we recorded in cost of goods sold, $460,000 in non-cash write-offs of inventory related to discontinued product lines, excess repair parts, product rejected for quality standards, and other non-performing inventory, compared to inventory write-offs of $0 in fiscal year 2019. We believe that our estimate of the allowance for inventory reserves is adequate based on our historical knowledge and product sales trends.

Accounts Payable

Accounts payable decreased approximately $976,000, or 24.5%, to $3,014,000 as of June 30, 2020, from $3,990,000 as of June 30, 2019. The decrease in accounts payable was driven primarily by a reduction in inventory purchases and timing of payments.

Line of Credit

  We have a line of credit with Bank of the West (“Line of Credit”) available pursuant to a loan and security agreement, as amended (the “Loan and Security Agreement”), that matures on January 15, 2022. Our obligations under the Line of Credit are secured by a first-priority security interest in substantially all of our assets. The Line of Credit requires a lockbox arrangement and contains affirmative and negative covenants, including covenants that restrict our ability to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of our business, and engage in transactions with affiliates. The agreement also contains financial covenants including a minimum monthly consolidated fixed charge coverage ratio which only applies when the excess availability amount under the Line of Credit is less than the greater of $1,000,000 or 10% of the borrowing base. As amended, the Loan and Security Agreement provides for revolving credit borrowings in an amount up to the lesser of $11,000,000 or the calculated borrowing base. The borrowing base is computed monthly and is equal to the sum of stated percentages of eligible accounts receivable and inventory, less a reserve. Amounts outstanding bear interest at LIBOR plus 2.25% (approximately 2.4% as of June 30, 2020). The Line of Credit is subject to a quarterly unused line fee of .25%.

As of June 30, 2020, we had borrowed $1,013,000 under the Line of Credit compared to total borrowings of $6,541,000 as of June 30, 2019. There was approximately $5,040,000 and $1,480,000 available to borrow as of June 30, 2020 and 2019, respectively.

Debt

               Long-term debt increased approximately $3,302,000 to approximately $3,605,000 as of June 30, 2020, compared to approximately $303,000 as of June 30, 2019. Our long-term debt is primarily comprised of the PPP Note, mortgage loan on our office and manufacturing facility in Tennessee maturing in 2021, and also includes loans related to equipment and a vehicle. The principal balance on the PPP Note is $3,477,412, all of which is classified as long-term debt at June 30, 2020. The principal balance on the mortgage loan is approximately $91,000, all of which is classified as current portion of long-term debt at June 30, 2020, with monthly principal and interest payments of $13,000.

  Finance Lease Liability

Finance lease liability as of June 30, 2020 and 2019 totaled approximately $2,914,000 and $3,199,000, respectively. Our capital lease obligations consist primarily of a capitalized building lease. In conjunction with the sale and leaseback of our Utah building in August 2014, we entered into a 15-year lease, classified as a finance lease, originally valued at $3,800,000. The building lease asset is amortized on a straight line basis over 15 years at approximately $252,000 per year. Total accumulated amortization related to the leased building is approximately $1,491,000 at June 30, 2020. The sale generated a profit of $2,300,000, which is being recognized straight-line over the life of the lease at approximately $150,000 per year as an offset to amortization expense. The balance of the deferred gain as of June 30, 2020 is $1,379,000. Lease payments, currently approximately $30,000, are payable monthly and increase annually by approximately 2% per year over the life of the lease. Imputed interest for the fiscal year ended June 30, 2020 was approximately $156,000. In addition to the Utah building, we lease certain equipment which have been determined to be finance leases. As of June 30, 2020, future minimum gross lease payments required under the capital leases were as follows:

2021	$465,624
2022	472,874
2023	445,280
2024	384,754
2025	392,446
Thereafter	1,720,902
Total	$3,881,880

Operating Lease Liability

  Operating lease liability as of June 30, 2020 and June 30, 2019 totaled approximately $3,358,000 and $0, respectively. The operating lease liability was recorded upon the adoption of ASU No. 2016-02, Leases. Our operating lease liability consists primarily of building leases for office, manufacturing, warehouse and storage space.

 Acquisition Holdback and Earn-Out Liability

Acquisition earn-out liability decreased $500,000 or 100.0%, to $0 as of June 30, 2020, from $500,000 as of June 30, 2019. The decrease is due to payments during the year ended June 30, 2020.

Inflation

Our revenues and net income have not been unusually affected by inflation or price increases for raw materials and parts from vendors.

Stock Repurchase Plan

In 2011, our Board of Directors adopted a stock repurchase plan authorizing repurchases of shares in the open market, through block trades or otherwise. Decisions to repurchase shares under this plan are based upon market conditions, the level of our cash balances, general business opportunities, and other factors. The Board may periodically approve amounts for share repurchases under the plan. As of June 30, 2020, approximately $449,000 remained available under this authorization for purchases under the plan. No purchases have been made under this plan since September 28, 2011.

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

Any modifications to estimates of inventory valuation reserves are reflected in cost of goods sold within the statements of operations during the period in which such modifications are determined necessary by management. As of June 30, 2020, and 2019, our inventory valuation reserve balance, was approximately $568,000 and $139,000, respectively, and our inventory balance was $8,372,000 and $11,528,000, net of reserves, respectively.

Revenue Recognition

Our sales force and distributors sell Manufactured and Distributed Products to end users, including orthopedists, physical therapists, chiropractors, athletic trainers, sports medicine practitioners, clinics, hospitals, and consumers. Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied which occurs upon the transfer of control of a product. This occurs either upon shipment or delivery of goods, depending on whether the contract is FOB origin or FOB destination. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products to a customer. Contracts sometimes allow for forms of variable consideration including rebates and incentives. In these cases, the Company estimates the amount of consideration to which it will be entitled in exchange for transferring products to customers utilizing the most likely amount method. Rebates and incentives are estimated based on contractual terms or historical experience and a liability is maintained for rebates and incentives that have been earned but are unpaid. Revenue is reduced by estimates of potential future contractual discounts including prompt payment discounts. Provisions for contractual discounts are recorded as a reduction to revenue in the period sales are recognized. Estimates are made of the contractual discounts that will eventually be incurred. Contractual discounts are estimated based on negotiated contracts and historical experience. Shipping and handling activities are accounted for as fulfillment activities. As such, shipping and handling are not considered promised services to our customers. Costs for shipping and handling of products to customers are recorded as cost of sales.

Allowance for Doubtful Accounts

We must make estimates of the collectability of accounts receivable. In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $4,894,000 and $7,495,000, net of allowance for doubtful accounts of $185,000 and $90,000 as of June 30, 2020, and 2019, respectively.

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

We considered both positive and negative evidence in determining the continued need for a valuation allowance, including the following:

Positive evidence:

●
Current forecasts indicate that we will generate pre-tax income and taxable income in the future. However, there can be no assurance that our strategic plans will result in profitability.
●
A majority of our tax attributes have indefinite carryover periods.

Negative evidence:

● We have nine years of cumulative losses as of June 30, 2020.

We place more weight on objectively verifiable evidence than on other types of evidence and management currently believes that available negative evidence outweighs the available positive evidence. We have therefore determined that we do not meet the “more likely than not” threshold that deferred tax assets will be realized. Accordingly, a valuation allowance is required. Any reversal of the valuation allowance will favorably impact our results of operations in the period of reversal. As of June 30, 2019 and June 30, 2018, we recorded a full valuation allowance against our net deferred income tax assets. The anticipated accumulated net operating loss carryforward as of June 30, 2020, is approximately $9,237,000, which will begin to expire in 2037.

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

Business Plan and Outlook

This past year our focus has been on driving profitability in our legacy business through multiple cost-reduction initiatives, while continuing to build our restorative products platform for long-term success. We are confident that the steps we have taken will position the company for success moving forward. In fiscal 2021 we are focused on executing our strategies as follows:

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

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Dynatronics Corporation and subsidiaries (the “Company”) as of June 30, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2020, in conformity with U.S. generally accepted accounting principles.

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

/s/ Tanner LLC

Salt Lake City, Utah
September 24, 2020

DYNATRONICS CORPORATION
Consolidated Balance Sheets
As of June 30, 2020 and 2019

Assets	2020	2019
Current assets:
Cash and cash equivalents	$2,215,665	$155,520
Restricted cash	100,636	100,510
Trade accounts receivable, less allowance for doubtful accounts of $184,713 and $89,500 as of June 30, 2020 and June 30, 2019, respectively	4,893,861	7,495,309
Inventories, net	8,371,842	11,527,521
Prepaid expenses and other receivables	492,704	634,837

Total current assets	16,074,708	19,913,697

Property and equipment, net	4,941,517	5,677,419
Operating lease assets	3,347,378	-
Intangible assets, net	5,682,991	6,407,374
Goodwill	7,116,614	7,116,614
Other assets	433,109	516,841

Total assets	$37,596,317	$39,631,945

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,013,949	$3,989,546
Accrued payroll and benefits expense	1,204,964	1,373,481
Accrued expenses	768,117	1,038,726
Warranty reserve	221,854	207,988
Line of credit	1,012,934	6,540,639
Current portion of long-term debt	108,713	173,921
Current portion of finance lease liability	316,103	283,781
Current portion of deferred gain	150,448	150,448
Current portion of operating lease liability	852,419	-
Current portion of acquisition earn-out liability	-	500,000
Income tax payable	29,196	16,751

Total current liabilities	7,678,697	14,275,281

Long-term debt, net of current portion	3,496,222	129,428
Finance lease liability, net of current portion	2,597,525	2,915,241
Deferred gain, net of current portion	1,228,658	1,379,105
Operating lease liability, net of current portion	2,505,232	-
Deferred tax liabilities, net	-	-
Other liabilities	194,102	177,181

Total liabilities	17,700,436	18,876,236
Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value: Authorized 50,000,000 shares; 3,681,000 shares and 4,899,000 shares issued and outstanding as of June 30, 2020 and June 30, 2019, respectively	8,770,798	11,641,816
Common stock, no par value: Authorized 100,000,000 shares; 13,803,855 shares and 8,417,793 shares issued and outstanding as of June 30, 2020 and June 30, 2019, respectively	27,474,411	21,320,106
Accumulated deficit	(16,349,328)	(12,206,213)

Total stockholders' equity	19,895,881	20,755,709

Total liabilities and stockholders' equity	$37,596,317	$39,631,945

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Consolidated Statements of Operations
For the Years Ended June 30, 2020 and 2019

	2020	2019

Net sales	$53,409,046	$62,565,117
Cost of sales	38,311,169	43,391,518
Gross profit	15,097,877	19,173,599

Selling, general, and administrative expenses	18,091,038	19,969,696
Operating loss	(2,993,161)	(796,097)

Other (expense) income:
Interest expense, net	(435,607)	(512,186)
Other (expense) income, net	(6,782)	392,035
Net other expense	(442,389)	(120,151)

Loss before income taxes	(3,435,550)	(916,248)

Income tax benefit (provision)	10,067	(5,474)

Net loss	(3,425,483)	(921,722)

Deemed dividend on convertible preferred stock and accretion of discount	(173,758)	-
Preferred stock dividend, in common stock, issued or to be issued	(717,632)	(794,350)

Net loss attributable to common stockholders	$(4,316,873)	$(1,716,072)

Net loss per common share
Basic and diluted	$(0.42)	$(0.21)

Weighted-average common shares outstanding:
Basic and diluted	10,262,769	8,246,188

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Stockholders' Equity
For the Years Ended June 30, 2020 and 2019

						Total
	Common stock		Preferred stock		Accumulated	stockholders'
	Shares	Amount	Shares	Amount	deficit	equity
Balance at June 30, 2018	8,089,398	$20,225,107	4,899,000	$11,641,816	$(10,490,141)	$21,376,782

Stock-based compensation	63,998	300,649	-	-	-	300,649

Preferred stock dividend, in common stock, issued or to be issued	302,105	794,350	-	-	(794,350)	-

Reduction in equity retained for acquisition holdback	(37,708)	-	-	-	-	-

Net loss	-	-	-	-	(921,722)	(921,722)

Balance at June 30, 2019	8,417,793	$21,320,106	4,899,000	$11,641,816	$(12,206,213)	$20,755,709

Stock-based compensation	236,885	278,716	-	-	-	278,716

Preferred stock dividend, in common stock, issued or to be issued	730,592	717,632	-	-	(717,632)	-

Preferred stock converted to common stock	1,218,000	2,871,018	(1,218,000)	(2,871,018)	-	-

Issuance of common stock, net of issuance costs of $238,168	3,200,585	2,286,939	-	-	-	2,286,939

Preferred stock beneficial conversion and accretion of discount	-	-	-	173,758	-	173,758

Dividend of beneficial conversion and accretion of discount	-	-	-	(173,758)	-	(173,758)

Net loss	-	-	-	-	(3,425,483)	(3,425,483)

Balance at June 30, 2020	13,803,855	$27,474,411	3,681,000	$8,770,798	$(16,349,328)	$19,895,881

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2020 and 2019

	2020	2019
Cash flows from operating activities:
Net loss	$(3,425,483)	$(921,722)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,013,513	887,013
Amortization of intangible assets	724,383	724,384
Amortization of other assets	30,518	40,635
Loss on sale of property and equipment	37,530	2,177
Stock-based compensation expense	278,716	300,649
Change in allowance for doubtful accounts receivable	95,213	(280,800)
Change in allowance for inventory obsolescence	429,529	(319,836)
Amortization deferred gain on sale/leaseback	(150,447)	(150,448)
Change in fair value of earn-out liability	-	(375,000)
Change in operating assets and liabilities:
Trade accounts receivable	2,506,235	646,380
Inventories	2,726,150	(458,936)
Prepaid expenses and other receivables	142,133	146,593
Other assets	53,214	(24,603)
Income tax payable	12,445	112,252
Accounts payable, accrued expenses, and other current liabilities	(1,383,936)	(3,062)

Net cash provided by operating activities	3,089,713	325,676

Cash flows from investing activities:
Purchase of property and equipment	(292,359)	(224,111)

Net cash used in investing activities	(292,359)	(224,111)

Cash flows from financing activities:
Proceeds from long-term debt	3,477,412	-
Principal payments on long-term debt	(175,826)	(164,002)
Principal payments on finance lease liability	(297,903)	(252,738)
Payment of acquisition earn-out liability and holdbacks	(500,000)	(1,379,513)
Net change in line of credit	(5,527,705)	254,602
Proceeds from issuance of common stock, net	2,286,939	-

Net cash used in financing activities	(737,083)	(1,541,651)

Net change in cash and cash equivalents and restricted cash	2,060,271	(1,440,086)

Cash and cash equivalents and restricted cash at beginning of the period	256,030	1,696,116

Cash and cash equivalents and restricted cash at end of the period	$2,316,301	$256,030

Supplemental disclosure of cash flow information:
Cash paid for interest	$454,179	$515,634
Supplemental disclosure of non-cash investing and financing activities:
Deemed dividend on convertible preferred stock and accretion of discount	173,758	-
Preferred stock dividend, in common stock, issued or to be issued	717,632	794,350
Inventory reclassified to demonstration equipment	-	239,106
Conversion of preferred stock to common stock	2,871,018	-
Finance lease obligations incurred to obtain ROU assets	12,509	252,493
Operating lease obligations incurred to obtain ROU assets	4,203,925	-

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Notes to Consolidated Financial Statements
June 30, 2020 and 2019

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

Principles of Consolidation

The consolidated financial statements include the accounts and operations of Dynatronics Corporation and its wholly owned subsidiaries, Hausmann Enterprises, LLC, Bird & Cronin, LLC and Dynatronics Distribution Company, LLC. The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP). All significant intercompany account balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include all highly liquid investments with maturities of three months or less at the date of purchase. Also included within cash and cash equivalents are deposits in-transit from banks for payments related to third-party credit card and debit card transactions. Cash and cash equivalents totaled approximately $2,216,000 and $156,000 as of June 30, 2020 and 2019, respectively. Restricted cash totaled approximately $101,000 as of June 30, 2020 and 2019, and consisted of a certificate of deposit.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over estimated useful lives that range from 5 to 31 years. Leasehold improvements are amortized over the remaining term of the respective building lease. Machinery, office equipment, computer equipment and software and vehicles are depreciated over estimated useful lives that range from 3 to 7 years.

Goodwill

Goodwill resulted from the Hausmann and Bird & Cronin acquisitions. Goodwill in a business combination represents the purchase price in excess of identifiable tangible and intangible assets. Goodwill and intangible assets that have an indefinite useful life are not amortized. Instead they are reviewed periodically for impairment.

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

Leases

Management determines if a contract is or contains a lease at inception or modification of a contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration. Control over the use of the identified asset means the lessee has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset. Such assets are classified as right-of-use ("ROU") assets with a corresponding lease liability.

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

Research and Development Costs

Research and development ("R&D") costs are expensed as incurred. R&D expense for the years ended June 30, 2020 and 2019 totaled $95,000 and $54,000, respectively. R&D expense is included in selling, general, and administrative expenses in the consolidated statements of operations.

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

Outstanding options, warrants and convertible preferred stock for common shares not included in the computation of diluted net loss per common share because they were anti-dilutive, totaled 11,211,018 as of June 30, 2020 and 11,764,083 as of June 30, 2019.

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

As of June 30, 2020 and 2019, the Company had approximately $2,100,000 and $0, respectively, in cash and cash equivalents in excess of federally insured limits. The Company has not experienced any losses in such accounts.

Certain of the Company's employees are covered by a collective bargaining agreement. As of June 30, 2020, approximately 19% of the Company's employees were covered by a collective bargaining agreement scheduled to expire in 2022.

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

Reclassification

Certain amounts in the prior year's consolidated balance sheet have been reclassified for comparative purposes to conform to the presentation in the current year's consolidated balance sheet.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, Leases ("Topic 842"). This guidance replaces the prior lease accounting guidance in its entirety. The underlying principle of the new standard is the recognition of ROU assets and lease liabilities by lessees for substantially all leases. The standard also requires additional quantitative and qualitative disclosures. The Company adopted Topic 842 as of July 1, 2019 using a modified retrospective method. Under this method, financial results reported in periods prior to July 1, 2019 are unchanged. The Company elected the ‘package of practical expedients’ which permits the Company to carryforward the historical lease classification. Adoption of the standard resulted in the recording of additional ROU assets and lease liabilities for operating leases of $4,203,925 as of July 1, 2019. The adoption of this guidance did not have an impact on net loss.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which is intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The guidance allows for either full retrospective adoption or modified retrospective adoption. The guidance is effective for the Company in the first quarter of fiscal year 2025 and early adoption is permitted. The Company is evaluating the impact of adoption of this guidance will have on its consolidated financial statements.

Note 2.  Acquisitions

On October 2, 2017, the Company, through its wholly-owned subsidiary Bird & Cronin, LLC, completed the purchase of substantially all of the assets of Bird & Cronin, Inc. (“Bird & Cronin”), a manufacturer and distributor of orthopedic soft bracing products. The purchase price was subject to an earn-out payment ranging from $500,000 to $1,500,000, based on future sales. The earn-out liability was reduced by $375,000 in fiscal year 2019, with the change in the fair value of the earn-out liability being included in other income in the accompanying consolidated statements of operations. The earn-out liability was $0 and $500,000 as of June 30, 2020 and 2019, respectively, reflecting payments during the year ended June 30, 2020 totaling $500,000.

Note 3.  Inventories

Inventories consist of the following as of June 30:

	2020	2019
Raw materials	$4,798,489	$5,830,140
Work in process	427,744	706,128
Finished goods	3,713,692	5,129,806
Inventory reserve	(568,083)	(138,553)
	$8,371,842	$11,527,521

Included in cost of goods sold for the years ended June 30, 2020 and 2019, are inventory write-offs of $460,000 and $0, respectively. The write-offs reflect inventories related to discontinued product lines, excess repair parts, product rejected for quality standards, and other non-performing inventories.

Note 4.  Property and Equipment

Property and equipment consist of the following as of June 30:

	2020	2019
Land	$30,287	$30,287
Buildings	5,725,928	5,590,566
Machinery and equipment	2,647,507	2,602,760
Office equipment	336,942	322,297
Computer equipment	2,585,469	2,445,488
Vehicles	109,560	109,560
	11,435,693	11,200,958
Less accumulated depreciation and amortization	(6,494,176)	(5,523,539)
	$4,941,517	$5,677,419

Depreciation expense for the years ended June 30, 2020 and 2019 was $662,239 and $586,243, respectively.

Included in the above caption, “Buildings” as of June 30, 2020 and 2019 is a building lease that is accounted for as a finance lease asset (see Notes 9 and 10) with a gross value of $3,800,000.

Note 5.  Intangible Assets

Identifiable intangible assets, other than goodwill, consisted of the following as of and for the years ended June 30, 2020 and 2019:

	Trade name - indefinite life	Trade name	Non-compete covenant	Customer relationships	Total
Gross carrying amount
June 30, 2018	$1,084,000	$270,600	$473,400	$6,243,400	$8,071,400
Additions	-	-	-	-	-
Disposals	-	-	-	-	-
June 30, 2019	1,084,000	270,600	473,400	6,243,400	8,071,400

Accumulated Amortization
June 30, 2018	$-	$190,190	$136,600	$612,852	$939,642
Additions	-	17,290	87,600	619,494	724,384
Disposals	-	-	-	-	-
June 30, 2019	-	207,480	224,200	1,232,346	1,664,026
Net book value at June 30, 2019	$1,084,000	$63,120	$249,200	$5,011,054	$6,407,374

	Trade name - indefinite life	Trade name	Non-compete covenant	Customer relationships	Total
Gross carrying amount
June 30, 2019	$1,084,000	$270,600	$473,400	$6,243,400	$8,071,400
Additions	-	-	-	-	-
Disposals	-	-	-	-	-
June 30, 2020	1,084,000	270,600	473,400	6,243,400	8,071,400

Accumulated Amortization
June 30, 2019	$-	$207,480	$224,200	$1,232,346	$1,664,026
Additions	-	17,290	87,600	619,493	724,383
Disposals	-	-	-	-	-
June 30, 2020	-	224,770	311,800	1,851,839	2,388,409
Net book value at June 30, 2020	$1,084,000	$45,830	$161,600	$4,391,561	$5,682,991

Amortization expense associated with the intangible assets was $724,383 for the fiscal years ended June 30, 2020 and 2019. Estimated future amortization expense for the identifiable intangible assets is expected to be as follows for the years ending June 30:

2021	$724,383
2022	706,633
2023	624,700
2024	620,550
2025	620,550
Thereafter	1,302,175
Total	$4,598,991

Note 6.  Warranty Reserve

A reconciliation of the change in the warranty reserve consists of the following for the fiscal years ended June 30:

	2020	2019
Beginning warranty reserve balance	$207,988	$205,850
Warranty costs incurred	(23,646)	(87,848)
Warranty expense accrued	37,512	89,986
Ending warranty reserve	$221,854	$207,988

Note 7.  Line of Credit

The Company has a line of credit with Bank of the West (“Line of Credit”) available pursuant to a loan and security agreement, as amended (the “Loan and Security Agreement”), that matures on January 15, 2022. The Company’s obligations under the Line of Credit are secured by a first-priority security interest in substantially all of the Company’s assets. The Line of Credit requires a lockbox arrangement and contains affirmative and negative covenants, including covenants that restrict the Company's ability to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of its business, and engage in transactions with affiliates. The agreement also contains financial covenants including a minimum monthly consolidated fixed charge coverage ratio which only applies when the excess availability amount under the Line of Credit is less than the greater of $1,000,000 or 10% of the borrowing base. As amended, the Loan and Security Agreement provides for revolving credit borrowings in an amount up to the lesser of $11,000,000 or the calculated borrowing base. The borrowing base is computed monthly and is equal to the sum of stated percentages of eligible accounts receivable and inventory, less a reserve. Amounts outstanding bear interest at LIBOR plus 2.25% (approximately 2.4% as of June 30, 2020). The Line of Credit is subject to a quarterly unused line fee of .25%.

Borrowings on the Line of Credit were $1,012,934 and $ 6,540,639 as of June 30, 2020 and June 30, 2019, respectively. As of June 30, 2020, there was approximately $5,040,000 available to borrow.

Note 8.  Long-Term Debt

As of June 30, 2020 and 2019, long-term debt was $3,604,935 and $303,349, respectively. Long-term debt is primarily comprised of the mortgage loan on the Company's office and manufacturing facility in Tennessee maturing in 2021 and Paycheck Protection Program (the “PPP”) loan.

On April 29, 2020, the Company entered into a promissory note (the “Note”) with Bank of the West to evidence a loan to the Company in the amount of $3,477,412 under the PPP established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), administered by the U.S. Small Business Administration (“SBA”).

In accordance with the requirements of the CARES Act, the Company expects to use the proceeds from the loan exclusively for qualified expenses under the PPP, including payroll costs, mortgage interest, rent and utility costs, as further detailed in the CARES Act and applicable guidance issued by the SBA. Interest will accrue on the outstanding balance of the Note at a rate of 1.00% per annum. The Company intends to apply for forgiveness of all amounts due under the Note, in an amount equal to the sum of qualified expenses under the PPP incurred during the 24 weeks following initial disbursement. Notwithstanding the Company's expected eligibility to apply for forgiveness, no assurance can be given that the Company will obtain forgiveness of all or any portion of amounts due under the Note.

Subject to any forgiveness granted under the PPP, the Note is scheduled to mature two years from the date of initial disbursement under the Note and is payable in monthly installments beginning 10 months after the completion of the 24 week covered period. The Note may be prepaid at any time prior to maturity without penalty. The Note contains customary provisions related to events of default, including, among others, failure to make payments, bankruptcy, breaches of representations, significant changes in ownership, and material adverse effects. The occurrence of an event of default may result in the collection of all amounts owing under the Note, and/or filing suit and obtaining judgment against us. The Company's obligations under the Note are not secured by any collateral or personal guarantees.

Long-term debt consists of the following as of June 30:

	2020	2019
6.44% promissory note secured by trust deed on real property, maturing January 2021, payable in monthly installments of $13,278	$90,979	$239,229
5.99% promissory note secured by a vehicle, payable in monthly installments of $833 through December 2020	4,914	14,311
5.01% promissory note secured by copier equipment, payable in monthly installments of $924 through October 2022	24,363	33,965
3.99% promissory note secured by equipment, payable in monthly installments of $247 through February 2023	7,267	9,886
3.97% promissory note secured by equipment, payable in monthly installments of $242 through February 2021	-	4,668
7.56% promissory note secured by copier equipment, payable in monthly installments of $166 through February 2020	-	1,290
1.00% Paycheck Protection Program promissory note maturing April 2022	3,477,412	-
	3,604,935	303,349
Less current portion	(108,713)	(173,921)
	$3,496,222	$129,428

The aggregate maturities of long-term debt for each of the years subsequent to June 30, 2020 are as follows:

2021	$108,713
2022	3,490,860
2023	5,362
Total	$3,604,935

Note 9.  Leases
Leases recorded on the balance sheet consist of the following:

	Classification on the Balance Sheet	June 30, 2020	June 30, 2019
Lease Assets
Operating lease assets	Operating lease assets, net	$3,347,378	$-
Finance lease assets	Property and equipment, net	$2,550,102	$2,875,188

Lease Liabilities
Current
Operating	Current portion of operating lease liability	$852,419	$-
Finance	Current portion of finance lease liability	$316,103	$283,781
Noncurrent
Operating	Operating lease liability, net of current portion	$2,505,232	$-
Finance	Finance lease liability, net of current portion	$2,597,525	$2,915,241

Other information related to lease term and discount rate is as follows:

June 30, 2020
Weighted Average Remaining Lease Term
Operating leases	3.8 years
Finance leases	8.6 years

Weighted Average Discount Rate
Operating leases	4.6%
Finance leases	5.7%

The components of lease expense are as follows:

	Classification on the Statement of Operations	Year Ended June 30, 2020
Operating lease cost
Operating lease cost	Cost of sales	$282,060
Operating lease cost	Selling, general, and administrative expenses	764,590
Short term lease cost	Selling, general, and administrative expenses	63,000

Finance lease cost
Amortization of finance lease assets	Cost of sales	$142,680
Amortization of finance lease assets	Selling, general, and administrative expenses	196,102
Interest on finance lease liabilities	Interest expense, net	175,913
Total lease cost		$1,624,345

Supplemental cash flow information related to leases is as follows:

Year Ended June 30, 2020
ROU assets obtained in exchange for lease liabilities:
Operating leases	$4,203,925
Financing leases	$12,509

Future minimum lease payments are summarized as follows:

	Operating Leases	Finance Leases
Year ending June 30,
2021	$959,721	$465,624
2022	600,000	472,874
2023	150,000	445,280
2024	-	384,754
2025	-	392,446
Thereafter	-	1,720,902
Total future minimum lease payments	$1,709,721	$3,881,880

Imputed interest		772,836
Deferred rent		195,416

In September 2020, we exercised the option to extend the term of the New Jersey facility operating lease by two years through April 2023. The annual minimum lease payment for this facility is approximately $390,000.

The Company leases office, manufacturing and warehouse facilities in Northvale, New Jersey; and Eagan, Minnesota from employees, shareholders, and entities controlled by shareholders, who were previously principals of businesses acquired by the Company. The combined expenses associated with these related-party transactions totaled $1,046,677 and $1,041,187 for the years ended June 30, 2020 and 2019, respectively.

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

The sale of the building resulted in a $2,269,255 gain, which is recorded in the consolidated balance sheets as deferred gain that is being recognized as an offset to amortization in selling, general and administrative expenses over the 15 year life of the lease on a straight line basis. The balance of the deferred gain was as follows as of June 30:

	2020	2019
Balance of deferred gain	$1,379,106	$1,529,553
Less current portion	(150,448)	(150,448)
	$1,228,658	$1,379,105

Note 11.  Income Taxes

Income tax benefit (provision) are as follows for the years ended June 30:

	Current	Deferred	Total
2020:
U.S. federal	$9,853	$-	$9,853
State and local	214	-	214
	$10,067	$-	$10,067
2019:
U.S. federal	$-	$-	$-
State and local	(5,474)	-	(5,474)
	$(5,474)	$-	$(5,474)

The components of the Company’s income tax benefit (provision) are as follows for the years ended June 30:

	2020	2019
Expected tax benefit	$737,981	$183,655
State taxes, net of federal tax benefit	127,620	30,705
Valuation allowance	(840,027)	(237,690)
Incentive stock options	(22,546)	(8,812)
Other, net	7,039	26,668
	$10,067	$(5,474)

The Company’s deferred income tax assets and (liabilities) related to the tax effects of temporary differences are as follows as of June 30:

	2020	2019
Net deferred income tax assets (liabilities):
Inventory capitalization for income tax purposes	$75,866	$86,197
Inventory reserve	136,352	36,024
Accrued employee benefit reserve	89,800	90,536
Warranty reserve	57,682	54,076
Interest expense limitation	206,117	126,916
Allowance for doubtful accounts	53,472	29,292
Property and equipment, principally due to differences in depreciation	(136,266)	(151,146)
Research and development credit carryover	599,409	609,391
Other intangibles	(278,321)	(205,549)
Deferred gain on sale lease-back	501,791	527,340
Operating loss carry forwards	2,403,886	1,666,684
Valuation allowance	(3,709,788)	(2,869,761)
Total deferred income tax assets (liabilities)	$-	$-

Quarterly, the Company assesses the likelihood by jurisdiction that its net deferred income tax assets will be recovered. Based on the weight of all available evidence, both positive and negative, the Company records a valuation allowance against deferred income tax assets when it is more-likely-than-not that a future tax benefit will not be realized. When there is a change in judgment concerning the recovery of deferred income tax assets in future periods, a valuation allowance is recorded into earnings during the quarter in which the change in judgment occurred. As of June 30, 2020 and 2019, the Company has established a full valuation allowance.

The anticipated accumulated net operating loss carryforward as of June 30, 2020, is approximately $9,237,000, which will begin to expire in 2037. The Company has no uncertain tax positions as of June 30, 2020.

Note 12.  Major Customers and Sales by Geographic Location

During the fiscal years ended June 30, 2020 and 2019, no sales to any single customer exceeded 10% of total net sales.

The Company exports products to approximately 30 countries. Sales outside North America totaled approximately $1,286,000 or 2.4% of net sales, for the fiscal year ended June 30, 2020, compared to $1,435,000 or 2.3% of net sales, for the fiscal year ended June 30, 2019.

Note 13.  Common Stock and Common Stock Equivalents

In March 2020, The Company entered into an equity distribution agreement with Canaccord Genuity LLC and Roth Capital Partners LLC, pursuant to which the Company arranged to offer and sell shares of common stock in an at-the-market offering (“ATM”) under a registration statement previously filed on Form S-3 with the Securities and Exchange Commission. On March 13, 2020, the Company filed a Prospectus Supplement amending the registration statement and commenced the ATM. Under the terms of the equity distribution agreement, the Company may sell shares of common stock in an aggregate amount of up to $10,000,000, with Canaccord Genuity LLC and Roth Capital Partners LLC acting as our sales agents at the market prices prevailing on The Nasdaq Capital Market at the time of the sale of such shares. The Company will pay Canaccord Genuity LLC and Roth Capital Partners, LLC a fixed commission rate equal to 3.0% of the gross sale price per share of common stock sold.

In April 2020, the Company sold an aggregate of 3,200,585 shares of common stock under the equity distribution agreement in the ATM. Offering costs were incurred totaling $238,168, inclusive of commissions paid to the sales agents at a fixed rate of 3.0%, together with legal, accounting and filing fees. Net proceeds from the sale of the shares totaled $2,286,939. Proceeds were used to strengthen the Company's liquidity and working capital position.

The Company issued 730,592 shares of common stock during the fiscal year ended June 30, 2020 and 302,105 shares of common stock during the fiscal year ended June 30, 2019 as payment of preferred stock dividends. For the year ended June 30, 2020, the Company issued 1,218,000 shares of common stock in conversion of 1,218,000 shares of preferred stock.

The Company maintains an equity incentive plan for the benefit of employees. On June 29, 2015 the shareholders approved the 2015 equity incentive plan setting aside 500,000 shares (“2015 Equity Plan”). On December 3, 2018, the shareholders approved a new 2018 equity incentive plan (“2018 Equity Plan”), setting aside 600,000 shares of common stock. Share remaining available under the 2015 Equity Plan are eligible for use under the 2018 Equity Plan. Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other share-based awards may be granted under the plans including performance-based awards. As of June 30, 2020, 463,978 shares of common stock remained authorized and reserved for issuance, but were not granted under the terms of the 2018 Equity Plan.

For the year ended June 30, 2020, the Company granted 165,491 shares of restricted common stock to directors in connection with compensation arrangements and 100,000 shares to employees. For the year ended June 30, 2019, the Company granted 63,998 shares of restricted common stock to directors in connection with compensation arrangements.

The Company granted options for the purchase of 160,000 shares of common stock under its equity incentive plans during fiscal year 2020 and options for purchase of 20,000 shares during fiscal year 2019. The options were granted at not less than 100% of the market price of the underlying common stock at the date of grant. Option terms are determined by the Board of Directors or the Compensation Committee of the Board of Directors, and exercise dates may range from 6 months to 10 years from the date of grant.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2020	2019
Expected dividend yield	0%	0%
Expected stock price volatility	26% - 55%	42%
Risk-free interest rate	0.38% - 1.94%	2.69%
Expected life of options	0.25 years - 5.25 years	5.25 years

The weighted average fair value of options granted during fiscal year 2020 and 2019 was $0.26 and $0.86, respectively. The following table summarizes the Company’s stock option activity during the reported fiscal years:

	2020			2019
			Weighted
		Weighted	average		Weighted
	Number	average	remaining	Number	average
	of	exercise	contractual	of	exercise
	shares	price	term	shares	price

Options outstanding at beginning of the year	126,577	$2.73	5.63 years	191,796	$3.04
Options granted	160,000	1.33	6.98 years	20,000	2.07
Options canceled or expired	(137,577)	2.07		(85,219)	3.28

Options outstanding at end of the year	149,000	$1.80	6.34 years	126,577	$2.73

Options exercisable at end of the year	33,000	$2.58		38,083	$2.92

Range of exercise prices at end of the year		$1.12 - 2.70			$2.07 - 4.20

The Company recognized $278,716 and $300,649 in stock-based compensation for the years ended June 30, 2020 and 2019, respectively, which is included in selling, general, and administrative expenses in the consolidated statements of operations. The stock-based compensation includes amounts for both restricted stock and stock options.

As of June 30, 2020, there was $155,479 of unrecognized stock-based compensation cost that is expected to be expensed over the next four years.

No options were exercised during fiscal years 2020 and 2019. The aggregate intrinsic value of the outstanding options as of June 30, 2020 and 2019 was $0.

Note 14.  Convertible Preferred Stock and Common Stock Warrants

As of June 30, 2020, the Company had issued and outstanding a total of 1,992,000 shares of Series A 8% Convertible Preferred Stock (“Series A Preferred”) and 1,459,000 shares of Series B Convertible Preferred Stock ("Series B Preferred"). The Series A Preferred and Series B Preferred are convertible into a total of 3,451,000 shares of common stock. Dividends payable on these preferred shares accrue at the rate of 8% per year and are payable quarterly in stock or cash at the option of the Company. The Company generally pays the dividends on the preferred stock by issuing shares of our common stock. The formula for paying these dividends using common stock in lieu of cash can change the effective yield on the dividend to more or less than 8% depending on the market price of the common stock at the time of issuance. Certain redemption rights are attached to the Series A Preferred and Series B Preferred, but none of the redemption rights for cash are deemed outside the control of the Company. The redemption rights deemed outside the control of the Company require common stock payments or an increase in the dividend rate. The Series A Preferred and Series B Preferred includes a liquidation preference under which investors would receive cash equal to the stated value of their stock plus unpaid dividends. A forced conversion can be initiated based on a formula related to share price and trading volumes. As of June 30, 2020, there were also issued and outstanding 230,000 shares of Series C Non-Voting Convertible Preferred Stock (“Series C Preferred”). The Series C Preferred shares are non-voting, do not receive dividends, and have no liquidation preferences or redemption rights. During the year ended June 30, 2020, the Company issued 1,218,000 shares of common stock upon conversion of 1,210,000 shares of Series C Preferred and 8,000 shares of Series A Preferred.

As of June 30, 2020, the Company had issued and outstanding a total of 6,738,500 warrants to purchase 1.5 shares of Common Stock, exercisable at $2.75 per share for cash only. The warrants are exercisable for 72 months from the date of issuance and carry a put feature in the event of a change in control. The put right is not subject to derivative accounting as all equity holders are treated the same in the event of a change in control.

In connection with each of the issuances of the Series A Preferred, the Series B Preferred and the Series C Preferred, the Company recorded a deemed dividend related to a beneficial conversion feature, which reflects the difference between the underlying common share value of the Series A Preferred, the Series B Preferred, and the Series C Preferred shares as if converted, based on the closing price of the Company’s common stock on the date of the applicable transaction, less an amount of the purchase price assigned to the Series A Preferred, the Series B Preferred or the Series C Preferred, as applicable, in an allocation of purchase price between the preferred shares and common stock purchase warrants that were issued with the Series A Preferred, the Series B Preferred and the Series C Preferred. For the year ended June 30, 2020, the Company recorded deemed dividend discount accretion of $173,758 associated with the conversion of preferred shares.

The Company chose to pay preferred stock dividends by issuing common shares valued at $745,714 in fiscal year 2020 and $776,014 in fiscal year 2019. At June 30, 2020, there was $180,123 in accrued dividends payable for the quarter ended June 30, 2020, which were paid by issuing 207,736 shares of common stock in July 2020.

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

	Shares Designated	Shares Outstanding	Liquidation Value/ Preference
Series A Preferred	2,000,000	1,992,000	$4,980,000
Series B Preferred	1,800,000	1,459,000	3,647,500
Series C Preferred	2,800,000	230,000	-

Note 15.  Accrued Payroll and Benefits Expense

As of June 30, 2020 and 2019, accrued payroll and benefits expense was $1,204,964 and $1,373,481, respectively. Included in the balance as of June 30, 2020 and 2019, was $199,914 and $310,903, respectively, of accrued severance expense maturing in less than one year. The Company recognized $533,706 and $300,011 in severance expense during the years ended June 30, 2020 and 2019, respectively. Severance expense is included in selling, general, and administrative expenses in the accompanying consolidated statements of operations.

Note 16.  Employee Benefit Plan

The Company has deferred savings plans which qualify under Internal Revenue Code Section 401(k). The plans covers all employees of Dynatronics Corporation, who have at least 12 months of service and who are age 21 or older. For fiscal year 2020, the Company made matching contributions of 50% of the first 6% of each employee’s contribution up to a maximum of $3,000, with a six-year vesting schedule. For fiscal year 2019, the Company made matching contributions of 25% to 100% of the first 5% of each employee’s contribution, with a six-year vesting schedule. Contributions to the plan for fiscal years 2020 and 2019 were $206,366 and $322,728, respectively. Matching contributions for future years are at the discretion of the Board of Directors.

Note 17.  Liquidity and Capital Resources

As of June 30, 2020, the Company had $2,316,301 in cash, compared to $256,030 as of June 30, 2019. During fiscal year 2020 and 2019, the Company had positive cash flows from operating activities. The Company believes that its existing revenue stream, cash flows from consolidated operations, current capital resources, and borrowing availability under the Line of Credit provide sufficient liquidity to fund operations through at least September 30, 2021.

As of June 30, 2020 there was approximately $5,040,000 of additional borrowing capacity available on the Line of Credit. To fully execute on its business strategy of acquiring other entities, the Company will need to raise additional capital. Absent additional financing, the Company may have to curtail its current acquisition strategy.

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

As of June 30, 2020 and June 30, 2019, the rebate liability was $247,388 and $287,430, respectively. The rebate liability is included in accrued expenses in the accompanying consolidated balance sheets.

As of June 30, 2020 and June 30, 2019, the allowance for sales discounts was $8,000 and $14,500, respectively. The allowance for sales discounts is included in trade accounts receivable, less allowance for doubtful accounts in the accompanying consolidated balance sheets.

The following table disaggregates revenue by major product category:

	Year Ended June 30
	2020	2019
Physical Therapy and Rehabilitation Products	$ 32,672,788	$39,000,967
Orthopedic Soft Bracing Products	20,472,533	23,202,597
Other	263,725	361,553
	$53,409,046	$62,565,117

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2020. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2020, our disclosure controls and procedures were effective, at a reasonable assurance level, to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2020. In making this assessment, management used the criteria that have been set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting as of June 30, 2020 is effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b)
Exhibit Listing.

An index of exhibits incorporated by reference or filed with this Annual Report on Form 10-K is provided below.

Exhibit Number	Description of Exhibit	Filing Reference
2.1	Asset Purchase Agreement, dated September 26, 2017, by and between Dynatronics Corporation and Bird & Cronin, Inc.	Exhibit 10.1 to Current Report on Form 8-K filed September 27, 2017
3.1(i)	Amended and Restated Articles of Incorporation of Dynatronics Corporation	Exhibit 3.1 to Registration Statement on Form S-3 filed January 27, 2017
3.1(ii)	Certificate Designating the Preferences, Rights and Limitations of the Series A 8% Convertible Preferred Stock of the Registrant (Corrected)	Exhibit 3.1 to Current Report on Form 8-K, (File No. 000-12697) filed July 1, 2015
3.1(iii)	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock of Dynatronics Corporation	Exhibit 3.1 to Current Report on Form 8-K filed April 4, 2017
3.1(iv)	Certificate of Designation of Rights and Preferences of Series C Non-Voting Convertible Preferred Stock as filed with the Utah Division of Corporations and Commercial Code September 29, 2017	Exhibit 3.1 to Current Report on Form 8-K filed October 6, 2017
3.1(v)	Certificate of Designation of Rights and Preferences of Series D Non-Voting Convertible Preferred Stock as filed with the Utah Division of Corporations and Commercial Code September 29, 2017	Exhibit 3.2 to Current Report on Form 8-K filed October 6, 2017
3.2	Amended and Restated Bylaws of Dynatronics Corporation	Exhibit 3.2 to Current Report on Form 8-K filed July 22, 2015
4.2(i)	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 (file no. 00-285045), filed July 11, 1983
4.2(ii)	Specimen Series A 8% Convertible Preferred Stock Certificate	Exhibit 4.2 to Registration Statement on Form S-3 (file no. 333-205934) filed July 29, 2015
4.2(iii)	Specimen Series B Convertible Preferred Stock Certificate	Exhibit 4.2 to Registration Statement on Form S-3 (file no. 333-217322) filed April 14, 2017
4.1(iv)	Form of Common Stock Purchase Warrant (A Warrant) 2015 A Warrant	Exhibit 4.1 to Current Report on Form 8-K (file no. 000-12697) filed July 1, 2015
4.1(v)	Form of Common Stock Purchase Warrant (B Warrant) 2015 B Warrant	Exhibit 4.2 to Current Report on form 8-K (file no. 000-12697) filed July 1, 2015
4.1(vi)	Form of Common Stock Purchase Warrant 2017	Exhibit 4.2 of Current Report on Form 8-K (file no. 000-12697) filed March 22, 2017
4.1(vii)	Form of Common Stock Purchase Warrant (September 2017)	Exhibit 4.1 of Current Report on Form 8-K (file no. 000-12697) filed September 27, 2017

10.1	Loan and Security Agreement with Bank of the West	Exhibit 10.1 to Current Report on Form 8-K filed April 4, 2017
10.2	Dynatronics Corporation 2015 Equity Incentive Award Plan and Forms of Statutory and Non- Statutory Stock Option Awards	Exhibit 4.1 to Registration Statement on form S-8, effective September 3, 2015
10.3	Dynatronics Corporation 2018 Equity Incentive Plan	Appendix to Definitive Proxy Statement on Schedule 14A, filed October 10, 2018
10.4	Modification Agreement, dated October 2, 2017 among Dynatronics Corporation, Hausmann Enterprises, LLC and Bird & Cronin, LLC as Borrowers and Bank of the West	Exhibit 10.6 to Current Report on Form 8-K filed October 6, 2017
10.5	Waiver and Modification Agreement, dated July 13, 2018 among Dynatronics Corporation, Hausmann Enterprises, LLC and Bird & Cronin, LLC as Borrowers and Bank of the West	Exhibit 10.11 on Form 10-K filed September 27, 2018
10.6	Fifth Modification Agreement, dated June 21, 2019 among Dynatronics Corporation, Hausmann Enterprises, LLC and Bird & Cronin, LLC as Borrowers and Bank of the West	Exhibit 10.1 to Current Report on Form 8-K filed June 21, 2019
10.7	Employment Agreement with Brian D. Baker, dated August 26, 2019	Exhibit 10.2 to Current Report on Form 8-K filed August 29, 2019
10.8	Sixth Modification Agreement, dated January 22, 2020 among Dynatronics Corporation, Hausmann Enterprises, LLC and Bird & Cronin, LLC as Borrowers and Bank of the West	Exhibit 10.1 to Current Report on Form 8-K filed January 28, 2020
10.9	Paycheck Protection Program Note, dated April 29, 2020, executed by Dynatronics Corporation as Borrower and Bank of the West	Exhibit 10.2 on Form 10-Q filed May 14, 2020
10.10	Master Supply Agreement between Dynatronics Corporation and Ascentron, Inc., effective March 1, 2020	Exhibit 10.3 on Form 10-Q filed May 14, 2020
10.11	Letter Agreement between Dynatronics Corporation and John A. Krier (Chief Financial Officer) dated effective March 23, 2020	Exhibit 10.4 on Form 10-Q filed May 14, 2020
10.12	Equity Distribution Agreement, dated as of March 12, 2020, by and among Dynatronics Corporation, Canaccord Genuity LLC and Roth Capital Partners, LLC	Exhibit 1.1 to Current Report on Form 8-K filed March 13, 2020
10.13	Separation and Pay Continuation Agreement with Brian D. Baker, dated July 8, 2020	Filed herewith
10.14	Consulting Agreement with Brian D. Baker, effective October 8, 2020	Filed herewith
10.15	Employment Agreement with John A. Krier, dated July 7, 2020	Filed herewith
10.16	Master Service Agreement with Millstone Medical Outsourcing, LLC, effective July 8, 2020	Filed herewith
21	Subsidiaries of the registrant	Filed herewith
23.1	Consent of Tanner LLC	Filed herewith

31.1	Certification under Rule 13a-14(a)/15d-14(a) of principal executive officer and principal financial officer	Filed herewith
32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) of principal executive officer and principal financial officer	Filed herewith
101.INS**	XBRL Instance Document	Filed herewith
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.PRE**	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

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

DYNATRONICS CORPORATION

Date: September 24, 2020	By:	/s/ John A. Krier
John A. Krier
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 24, 2020	By:	/s/ John A. Krier
John A. Krier
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

/s/ Skyler N. Black
Skyler N. Black
Corporate Controller (Principal Accounting Officer)

/s/ Brian D. Baker
Brian D. Baker
Director

/s/ Erin S. Enright
Erin S. Enright
Director, Chairman

/s/ David B. Holtz
David B. Holtz
Director

/s/ Scott A. Klosterman
Scott A. Klosterman
Director

/s/ Brian M. Larkin
Brian M. Larkin
Director

/s/ R. Scott Ward, Ph.D.
R. Scott Ward, Ph.D.
Director