Form 10-Q
period 2020-09-30
DYNATRONICS CORP
filed 2020-11-12
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of November 5, 2020, there were 14,719,711 shares of the issuer’s common stock outstanding.

DYNATRONICS CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DYNATRONICS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	September 30, 2020	June 30, 2020
Current assets:
Cash and cash equivalents	$2,189,954	$2,215,665
Restricted cash	100,636	100,636
Trade accounts receivable, less allowance for doubtful accounts of $218,279 and $184,713 as of September 30, 2020 and June 30, 2020, respectively	5,609,481	4,893,861
Other receivables	1,008,436	2,080
Inventories, net	6,168,574	8,371,842
Prepaid expenses	816,285	490,624

Total current assets	15,893,366	16,074,708

Property and equipment, net	4,695,602	4,941,517
Operating lease assets	3,126,778	3,347,378
Intangible assets, net	5,501,895	5,682,991
Goodwill	7,116,614	7,116,614
Other assets	419,553	433,109

Total assets	$36,753,808	$37,596,317

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,257,805	$3,013,949
Accrued payroll and benefits expense	1,565,038	1,204,964
Accrued expenses	1,037,340	768,117
Warranty reserve	221,854	221,854
Line of credit	-	1,012,934
Current portion of long-term debt	501,265	108,713
Current portion of finance lease liability	320,676	316,103
Current portion of deferred gain	150,448	150,448
Current portion of operating lease liability	858,146	852,419
Income tax payable	30,945	29,196

Total current liabilities	7,943,517	7,678,697

Long-term debt, net of current portion	3,060,706	3,496,222
Finance lease liability, net of current portion	2,515,374	2,597,525
Deferred gain, net of current portion	1,191,046	1,228,658
Operating lease liability, net of current portion	2,280,069	2,505,232
Other liabilities	197,449	194,102

Total liabilities	17,188,161	17,700,436
Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value: Authorized 50,000,000 shares; 3,681,000 shares and 3,681,000 shares issued and outstanding as of September 30, 2020 and June 30, 2020, respectively	8,770,798	8,770,798
Common stock, no par value: Authorized 100,000,000 shares; 14,096,252 shares and 13,803,855 shares issued and outstanding as of September 30, 2020 and June 30, 2020, respectively	27,716,107	27,474,411
Accumulated deficit	(16,921,258)	(16,349,328)

Total stockholders' equity	19,565,647	19,895,881

Total liabilities and stockholders' equity	$36,753,808	$37,596,317

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	September 30,
	2020	2019

Net sales	$12,132,768	$16,389,549
Cost of sales	8,230,815	11,235,542
Gross profit	3,901,953	5,154,007

Selling, general, and administrative expenses	4,245,627	4,924,692
Operating (loss) income	(343,674)	229,315

Other expense:
Interest expense, net	(39,943)	(130,992)
Other income, net	5,913	515
Net other expense	(34,030)	(130,477)

(Loss) income before income taxes	(377,704)	98,838

Income tax (provision) benefit	-	-

Net (loss) income	(377,704)	98,838

Preferred stock dividend, in common stock, issued or to be issued	(194,226)	(166,904)

Net loss attributable to common stockholders	$(571,930)	$(68,066)

Net loss per common share
Basic and diluted	$(0.04)	$(0.01)

Weighted-average common shares outstanding:
Basic and diluted	14,080,361	8,576,961

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Consolidated Statements of Stockholders' Equity
(Unaudited)

						Total
	Common stock		Preferred stock		Accumulated	stockholders'
	Shares	Amount	Shares	Amount	deficit	equity
Balance at June 30, 2019	8,417,793	$21,320,106	4,899,000	$11,641,816	$(12,206,213)	$20,755,709

Stock-based compensation	135,244	129,793	-	-	-	129,793

Preferred stock dividend, in common stock, issued or to be issued	126,194	166,904	-	-	(166,904)	-

Net income	-	-	-	-	98,838	98,838

Balance at September 30, 2019	8,679,231	21,616,803	4,899,000	11,641,816	(12,274,279)	20,984,340

Stock-based compensation	5,446	58,238	-	-	-	58,238

Preferred stock dividend, in common stock, issued or to be issued	165,251	202,249	-	-	(202,249)	-

Preferred stock converted to common stock	760,000	1,791,320	(760,000)	(1,791,320)	-	-

Preferred stock beneficial conversion and accretion of discount	-	-	-	108,539	-	108,539

Dividend of beneficial conversion and accretion of discount	-	-	-	(108,539)	-	(108,539)

Net loss	-	-	-	-	(137,663)	(137,663)

Balance at December 31, 2019	9,609,928	23,668,610	4,139,000	9,850,496	(12,614,191)	20,904,915

Stock-based compensation	96,195	45,343	-	-	-	45,343

Preferred stock dividend, in common stock, issued or to be issued	243,652	168,356	-	-	(168,356)	-

Preferred stock converted to common stock	458,000	1,079,698	(458,000)	(1,079,698)	-	-

Preferred stock beneficial conversion and accretion of discount	-	-	-	65,219	-	65,219

Dividend of beneficial conversion and accretion of discount	-	-	-	(65,219)	-	(65,219)

Net loss	-	-	-	-	(1,091,202)	(1,091,202)

Balance at March 31, 2020	10,407,775	24,962,007	3,681,000	8,770,798	(13,873,749)	19,859,056

Stock-based compensation	-	45,342	-	-	-	45,342

Preferred stock dividend, in common stock, issued or to be issued	195,495	180,123	-	-	(180,123)	-

Issuance of common stock, net of issuance costs of $238,168	3,200,585	2,286,939	-	-	-	2,286,939

Net loss	-	-	-	-	(2,295,456)	(2,295,456)

Balance at June 30, 2020	13,803,855	27,474,411	3,681,000	8,770,798	(16,349,328)	19,895,881

Stock-based compensation	84,661	47,470	-	-	-	47,470

Preferred stock dividend, in common stock, issued or to be issued	207,736	194,226	-	-	(194,226)	-

Net loss	-	-	-	-	(377,704)	(377,704)

Balance at September 30, 2020	14,096,252	$27,716,107	3,681,000	$8,770,798	$(16,921,258)	$19,565,647

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(377,704)	$98,838
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	244,353	246,890
Amortization of intangible assets	181,096	181,095
Amortization of other assets	6,402	11,218
Loss on sale of property and equipment	(6,240)	-
Stock-based compensation	47,470	129,793
Change in allowance for doubtful accounts receivable	33,566	-
Change in allowance for inventory obsolescence	(76,246)	(1,740)
Amortization deferred gain on sale/leaseback	(37,612)	(37,611)
Change in operating assets and liabilities:
Trade accounts receivable	(749,186)	191,301
Inventories	1,299,498	399,279
Prepaid expenses and other receivables	(327,001)	(10,900)
Other assets	7,154	(4,268)
Income tax payable	1,749	(18,100)
Accounts payable, accrued expenses, and other current liabilities	876,500	806,846

Net cash provided by operating activities	1,123,799	1,992,641

Cash flows from investing activities:
Purchase of property and equipment	(16,034)	(65,969)

Net cash used in investing activities	(16,034)	(65,969)

Cash flows from financing activities:
Principal payments on long-term debt	(42,964)	(46,617)
Principal payments on finance lease liability	(77,578)	(72,198)
Payment of acquisition earn-out liability and holdbacks	-	(125,000)
Net change in line of credit	(1,012,934)	(1,463,733)

Net cash used in financing activities	(1,133,476)	(1,707,548)

Net change in cash and cash equivalents and restricted cash	(25,711)	219,124

Cash and cash equivalents and restricted cash at beginning of the period	2,316,301	256,030

Cash and cash equivalents and restricted cash at end of the period	$2,290,590	$475,154

Supplemental disclosure of cash flow information:
Cash paid for interest	$39,930	$141,424
Supplemental disclosure of non-cash investing and financing activities:
Preferred stock dividend, in common stock, issued or to be issued	194,227	166,904
Finance lease obligations incurred to obtain ROU assets	-	3,086

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2020

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Condensed Consolidated Financial Statements”) have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. As such, these Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (the “Annual Report”) filed with the SEC on September 24, 2020. The Condensed Consolidated Balance Sheet at June 30, 2020, has been derived from the Annual Report.

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 1, Basis of Presentation and Summary of Accounting Policies, of the Notes to Financial Statements included in the Company’s Annual Report. In the opinion of management, the Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2020 and its results of operations and its cash flows for the periods presented. The results of operations for the first three months of the fiscal year are not necessarily indicative of results for the full year or any future periods.

The Company’s fiscal year begins on July 1 and ends on June 30 and references made to “fiscal year 2021” and “fiscal year 2020” refer to the Company’s fiscal year ending June 30, 2021 and the fiscal year ended June 30, 2020, respectively.

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

Recent Accounting Pronouncements

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

All outstanding options, warrants and convertible preferred stock for common shares are not included in the computation of diluted net loss per common share because they are anti-dilutive, which for the three months ended September 30, 2020, and 2019, totaled 11,777,500 and 11,887,083, respectively.

Note 3. Convertible Preferred Stock

As of September 30, 2020, the Company had issued and outstanding a total of 1,992,000 shares of Series A 8% Convertible Preferred Stock (“Series A Preferred”) and 1,459,000 shares of Series B Convertible Preferred Stock ("Series B Preferred"). The Series A Preferred and Series B Preferred are convertible into a total of 3,451,000 shares of common stock. Dividends payable on these preferred shares accrue at the rate of 8% per year and are payable quarterly in stock or cash at the option of the Company. The Company generally pays the dividends on the preferred stock by issuing shares of its common stock. The formula for paying these dividends using common stock in lieu of cash can change the effective yield on the dividend to more or less than 8% depending on the market price of the common stock at the time of issuance. As of September 30, 2020, there were also issued and outstanding 230,000 shares of Series C Non-Voting Convertible Preferred Stock (“Series C Preferred”). The Series C Preferred shares are non-voting, do not receive dividends, and have no liquidation preferences or redemption rights. In November 2020, the Company issued 330,000 shares of common stock upon conversion of 230,000 shares of Series C Preferred and 100,000 shares of Series B Preferred.

In October 2020, the Company paid approximately $194,000 of preferred stock dividends with respect to the Series A Preferred and Series B Preferred that accrued during the three months ended September 30, 2020, by issuing 276,519 shares of common stock.

Note 4. Comprehensive Income

For the three months ended September 30, 2020 and 2019, comprehensive income was equal to the net income as presented in the accompanying condensed consolidated statements of operations.

Note 5. Inventories

Inventories consisted of the following:

	September 30, 2020	June 30, 2020
Raw materials	$3,042,377	$4,798,489
Work in process	508,466	427,744
Finished goods	3,109,568	3,713,692
Inventory obsolescence reserve	(491,837)	(568,083)
	$6,168,574	$8,371,842

Note 6. Related-Party Transactions

The Company leases office, manufacturing and warehouse facilities in Northvale, New Jersey; and Eagan, Minnesota from employees, shareholders, and entities controlled by shareholders, who were previously principals of businesses acquired by the Company. The combined expenses associated with these related-party transactions totaled $264,703 and $261,666 for the three months ended September 30, 2020 and 2019, respectively.

Note 7. Line of Credit

Borrowings on the Line of Credit were $0 and $1,012,934 as of September 30, 2020 and June 30, 2020, respectively. As of September 30, 2020, there was approximately $5,750,000 available to borrow.

Note 8.  Revenue

As of September 30, 2020 and June 30, 2020, the rebate liability was $284,187 and $247,388, respectively. The rebate liability is included in accrued expenses in the accompanying condensed consolidated balance sheets.

As of September 30, 2020 and June 30, 2020, the allowance for sales discounts was $14,500 and $8,000, respectively. The allowance for sales discounts is included in trade accounts receivable, less allowance for doubtful accounts in the accompanying condensed consolidated balance sheets.

The following table disaggregates revenue by major product category for the three months ended September 30:

	2020	2019
Orthopedic Soft Bracing Products	$5,559,918	$6,279,026
Physical Therapy and Rehabilitation Products	6,497,230	10,037,720
Other	75,620	72,803
	$12,132,768	$16,389,549

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

We have based our forward-looking statements on management’s current expectations and assumptions about future events and trends affecting our business and industry that are subject to risks and uncertainties. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained in this report. These risks and uncertainties include, but are not limited to, the uncertainty regarding the impact or duration of the Novel Coronavirus Disease 2019 ("COVID-19") virus pandemic that is adversely affecting communities and businesses globally, including ours, as well as those factors described in the section “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, filed with the SEC, as well as in our other public filings with the SEC. Actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our Unaudited Condensed Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, with a narrative from the perspective of management. You should also consider this information with the information included in our Annual Report on Form 10-K for the year ended June 30, 2020, and our other filings with the SEC, including our quarterly and current reports that we have filed since June 30, 2020 through the date of this report. In the following MD&A, we have rounded many numbers to the nearest one thousand dollars. These numbers should be read as approximate. All inter-company transactions have been eliminated. Our fiscal year ends on June 30. For example, reference to fiscal year 2021 refers to the year ending June 30, 2021. This report covers the three months ended September 30, 2020. Results of operations for the three months ended September 30, 2020 are not necessarily indicative of the results that may be achieved for the full fiscal year ending June 30, 2021.

Overview

 Dynatronics designs, manufactures, and sells a broad range of restorative products for clinical use in physical therapy, rehabilitation, orthopedics, pain management, and athletic training. Through our distribution channels, we market and sell to orthopedists, physical therapists, chiropractors, athletic trainers, sports medicine practitioners, clinics, hospitals, and consumers.

Results of Operations

 Net Sales

Net sales decreased $4,257,000, or 26.0%, to $12,133,000 for the quarter ended September 30, 2020, compared to net sales of $16,390,000 for the quarter ended September 30, 2019. The year-over-year decrease is primarily due to COVID-19 precautions and associated deferral on elective procedures which reduced demand for our products.

Gross Profit

Gross profit for the quarter ended September 30, 2020 decreased $1,252,000, or about 24.3%, to $3,902,000, or 32.2% of net sales. By comparison, gross profit for the quarter ended September 30, 2019 was $5,154,000, or 31.4% of net sales. The year-over-year decrease in gross profit was primarily attributable to lower sales which reduced gross profit. The year-over-year increase in gross margin percentage to 32.2% from 31.4% was due primarily to changes in the mix of sales between our major product categories.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased $679,000, or 13.8%, to $4,246,000 for the quarter ended September 30, 2020, compared to $4,925,000 for the quarter ended September 30, 2019. Selling expenses decreased $577,000 compared to the prior year period, due primarily to lower commission expense on lower sales and decreased sales management salaries. General and administrative ("G&A") expenses decreased $102,000 compared to the prior-year period, driven primarily by a decrease in payroll and benefit costs as a result of headcount reductions.

Net (Loss) Income Before Income Tax

Pre-tax loss for the quarter ended September 30, 2020 was $378,000 compared to pre-tax income of $99,000 for the quarter ended September 30, 2019. The $477,000 decline in pre-tax income was attributable to a decrease of $1,252,000 in gross profit partially offset by a decrease of $679,000 in SG&A and a decrease of $96,000 in other expense. The decrease in other expense is primarily due to a decrease in interest expense as a result of lower average borrowings on our line of credit.

Income Tax Provision (Benefit)

Income tax provision was $0 for both quarters ended September 30, 2020 and 2019. See Liquidity and Capital Resources - Deferred Income Tax Assets below for more information.

Net (Loss) Income

Net loss was $378,000 for the quarter ended September 30, 2020, compared to net income of $99,000 for the quarter ended September 30, 2019. The reasons for the changes in net (loss) income are the same as explained above under the heading Net (Loss) Income Before Income Tax.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders increased $504,000 to $572,000 for the quarter ended September 30, 2020, compared to $68,000 for the quarter ended September 30, 2019. The increase in net loss attributable to common stockholders for the quarter is due primarily to a $477,000 increase in net loss. On a per share basis, net income attributable to common stockholders was $(0.04) per share for the quarter ended September 30, 2020, compared to $(0.01) per share for the quarter ended September 30, 2019.

Liquidity and Capital Resources

We have historically financed operations through cash from operating activities, available cash reserves, borrowings under a line of credit facility (see, Line of Credit, below) and proceeds from the sale of our equity securities. As of September 30, 2020, we had $2,291,000 in cash and cash equivalents and restricted cash, compared to $2,316,000 as of June 30, 2020. During the quarter ended September 30, 2020, we had positive cash flows from operating activities.

Working capital was $7,950,000 as of September 30, 2020, compared to working capital of $8,396,000 as of June 30, 2020. The current ratio was 2.0 to 1 as of September 30, 2020 and 2.1 to 1 as of June 30, 2020. Current assets were 43.2% of total assets as of September 30, 2020, and 42.8% of total assets as of June 30, 2020.

We believe that our cash generated from operations, current capital resources including loan and equity proceeds, and available credit provide sufficient liquidity to fund operations for the next 12 months. However, the continuing effects of the COVID-19 pandemic could have an adverse effect on our liquidity and cash and we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times.

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

In accordance with the requirements of the CARES Act, we have used the proceeds from the loan exclusively for qualified expenses under the PPP, including payroll costs, mortgage interest, rent and utility costs, as further detailed in the CARES Act and applicable guidance issued by the SBA. Interest will accrue on the outstanding balance of the Note at a rate of 1.00% per annum. We intend to apply for forgiveness of all amounts due under the Note, in an amount equal to the sum of qualified expenses under the PPP incurred during the 24 weeks following initial disbursement. Notwithstanding our expected eligibility to apply for forgiveness, no assurance can be given that we will obtain forgiveness of all or any portion of amounts due under the Note.

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

Cash and Cash Equivalents

Our cash and cash equivalents and restricted cash position decreased $25,000 to $2,291,000 as of September 30, 2020, compared to $2,316,000 as of June 30, 2020. The primary source of cash in the three months ended September 30, 2020, was approximately $1,124,000 of net cash provided by operating activities.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, increased approximately $715,000, or 14.6%, to $5,609,000 as of September 30, 2020, from $4,894,000 as of June 30, 2020. The increase was driven primarily by an increase in sales compared to the quarter ended June 30, 2020. Trade accounts receivable represents amounts due from our customers including dealers and distributors that purchase our products for redistribution, medical practitioners, clinics, hospitals, colleges, universities and sports teams. We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical experience and relationships with our customers. Accounts receivable are generally collected within approximately 40 days of invoicing.

Inventories

Inventories, net of reserves, decreased $2,203,000 or 26.3%, to $6,169,000 as of September 30, 2020, compared to $8,372,000 as of June 30, 2020. The decrease was primarily due to steps taken to right-size incoming material purchases and adjust inventory management as part of our working capital plans in response to the impacts of COVID-19. In addition, as of September 30, 2020, other receivables includes $980,000 due from our contract manufacturer for raw materials components provided for use in the production of our products. We believe that our allowance for inventory obsolescence is adequate based on our analysis of inventory, sales trends, and historical experience.

Accounts Payable

Accounts payable increased approximately $244,000 or 8.1%, to $3,258,000 as of September 30, 2020, from $3,014,000 as of June 30, 2020. The increase was driven primarily by an increase in inventory purchases and timing of payments.

Line of Credit

Our line of credit balance decreased $1,013,000 to $0 as of September 30, 2020, compared to $1,013,000 as of June 30, 2020. The decrease was driven primarily by positive cash flows from operating activities. As of September 30, 2020, there was approximately $5,750,000 available to borrow.

Debt

  Long-term debt decreased approximately $43,000 to approximately $3,562,000 as of September 30, 2020, compared to approximately $3,605,000 as of June 30, 2020. Our long-term debt is primarily comprised of the PPP Note, mortgage loan on our office and manufacturing facility in Tennessee maturing in 2021, and also includes loans related to equipment and a vehicle. The principal balance on the PPP Note is $3,477,412, of which, $433,000 is classified as current debt at September 30, 2020. The principal balance on the mortgage loan is approximately $52,000, all of which is classified as current portion of long-term debt at September 30, 2020, with monthly principal and interest payments of $13,000.

Finance Lease Liability

Finance lease liability as of September 30, 2020 and June 30, 2020 totaled approximately $2,836,000 and $2,914,000, respectively. Our finance lease liability consists primarily of our Utah building lease. In conjunction with the sale and leaseback of our Utah building in August 2014, we entered into a 15-year lease, classified as a finance lease, originally valued at $3,800,000. The building lease asset is amortized on a straight-line basis over 15 years at approximately $252,000 per year. Total accumulated amortization related to the leased building is approximately $1,554,000 at September 30, 2020. The sale generated a profit of $2,300,000, which is being recognized straight-line over the life of the lease at approximately $150,000 per year as an offset to amortization expense. The balance of the deferred gain as of September 30, 2020 is $1,341,000. Lease payments, currently approximately $30,000, are payable monthly and increase annually by approximately 2% per year over the life of the lease. Imputed interest for the three months ended September 30, 2020 was approximately $37,000. In addition to the Utah building, we have certain equipment leases that we have determined are finance leases.

Operating Lease Liability

 Operating lease liability as of September 30, 2020 and June 30, 2020 totaled approximately $3,138,000 and $3,358,000, respectively. Our operating lease liability consists primarily of building leases for office, manufacturing, warehouse and storage space.

Deferred Income Tax Assets

A valuation allowance is required when there is significant uncertainty as to the realizability of deferred income tax assets. The ability to realize deferred income tax assets is dependent upon our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have determined that we do not meet the “more likely than not” threshold that deferred income tax assets will be realized. Accordingly, a valuation allowance is required. Any reversal of the valuation allowance in future periods will favorably impact our results of operations in the period of reversal. As of September 30, 2020 and June 30, 2020, we recorded a full valuation allowance against our net deferred income tax assets. This resulted in no reported income tax expense associated with the operating profit reported during the three months ended September 30, 2020.

Stock Repurchase Plans

We have a stock repurchase plan available to us at the discretion of the Board of Directors. Approximately $449,000 remained of this authorization as of September 30, 2020. No purchases have been made under this plan since September 2011.

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no off-balance sheet arrangements.

Critical Accounting Policies

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K for the year ended June 30, 2020. There have been no material changes to the critical accounting policies previously disclosed in that report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information presented for the year ended June 30, 2020.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.

The risk factors described in our Annual Report on Form 10-K for the year ended June 30, 2020 have not materially changed.

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

DYNATRONICS CORPORATION

Date: November 12, 2020	By:	/s/ John A. Krier
John A. Krier
President and Chief Executive Officer (Principal Executive Officer)