Form 10-Q
period 2020-12-31
DYNATRONICS CORP
filed 2021-02-11
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of February 5, 2021, there were 14,974,508 shares of the issuer’s common stock outstanding.

DYNATRONICS CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DYNATRONICS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	December 31, 2020	June 30, 2020
Current assets:
Cash and cash equivalents	$3,509,240	$2,215,665
Restricted cash	100,636	100,636
Trade accounts receivable, less allowance for doubtful accounts of $180,418 and $184,713 as of December 31, 2020 and June 30, 2020, respectively	5,068,041	4,893,861
Other receivables	1,142,034	2,080
Inventories, net	6,141,106	8,371,842
Assets held for sale, net	845,858	-
Prepaid expenses	1,308,684	490,624

Total current assets	18,115,599	16,074,708

Property and equipment, net	3,687,518	4,941,517
Operating lease assets	2,903,623	3,347,378
Intangible assets, net	5,320,799	5,682,991
Goodwill	7,116,614	7,116,614
Other assets	413,156	433,109

Total assets	$37,557,309	$37,596,317

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,827,363	$3,013,949
Accrued payroll and benefits expense	1,475,542	1,204,964
Accrued expenses	1,372,055	768,117
Warranty reserve	221,854	221,854
Line of credit	-	1,012,934
Current portion of long-term debt	1,749,446	108,713
Current portion of finance lease liability	333,433	316,103
Current portion of deferred gain	150,448	150,448
Current portion of operating lease liability	857,993	852,419
Income tax payable	32,145	29,196

Total current liabilities	11,020,279	7,678,697

Long-term debt, net of current portion	1,766,977	3,496,222
Finance lease liability, net of current portion	2,415,186	2,597,525
Deferred gain, net of current portion	1,153,434	1,228,658
Operating lease liability, net of current portion	2,058,231	2,505,232
Other liabilities	199,606	194,102

Total liabilities	18,613,713	17,700,436
Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value: Authorized 50,000,000 shares; 3,351,000 shares and 3,681,000 shares issued and outstanding as of December 31, 2020 and June 30, 2020, respectively	7,980,788	8,770,798
Common stock, no par value: Authorized 100,000,000 shares; 14,719,711 shares and 13,803,855 shares issued and outstanding as of December 31, 2020 and June 30, 2020, respectively	28,738,983	27,474,411
Accumulated deficit	(17,776,175)	(16,349,328)

Total stockholders' equity	18,943,596	19,895,881

Total liabilities and stockholders' equity	$37,557,309	$37,596,317

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019

Net sales	$11,967,901	$15,196,991	$24,100,669	$31,586,540
Cost of sales	8,626,927	10,611,135	16,857,742	21,846,677
Gross profit	3,340,974	4,585,856	7,242,927	9,739,863

Selling, general, and administrative expenses	3,937,839	4,618,100	8,183,465	9,542,792
Operating (loss) income	(596,865)	(32,244)	(940,538)	197,071

Other income (expense):
Interest expense, net	(63,630)	(110,289)	(103,573)	(241,281)
Other income, net	(2,516)	4,870	3,396	5,385
Net other expense	(66,146)	(105,419)	(100,177)	(235,896)

Loss before income taxes	(663,011)	(137,663)	(1,040,715)	(38,825)

Income tax (provision) benefit	(9,821)	-	(9,821)	-

Net loss	(672,832)	(137,663)	(1,050,536)	(38,825)

Deemed dividend on convertible preferred stock and accretion of discount	(51,352)	(108,539)	(51,352)	(108,539)
Preferred stock dividend, in common stock, issued or to be issued	(182,085)	(202,249)	(376,311)	(369,153)

Net loss attributable to common stockholders	$(906,269)	$(448,451)	$(1,478,199)	$(516,517)

Net loss per common share
Basic and diluted	$(0.06)	$(0.05)	$(0.10)	$(0.06)

Weighted-average common shares outstanding:
Basic and diluted	14,601,186	9,023,406	14,340,774	8,800,184

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Consolidated Statements of Stockholders' Equity
(Unaudited)

						Total
	Common stock		Preferred stock		Accumulated	stockholders'
	Shares	Amount	Shares	Amount	deficit	equity
Balance at June 30, 2019	8,417,793	$21,320,106	4,899,000	$11,641,816	$(12,206,213)	$20,755,709

Stock-based compensation	135,244	129,793	-	-	-	129,793

Preferred stock dividend, in common stock, issued or to be issued	126,194	166,904	-	-	(166,904)	-

Net income	-	-	-	-	98,838	98,838

Balance at September 30, 2019	8,679,231	21,616,803	4,899,000	11,641,816	(12,274,279)	20,984,340

Stock-based compensation	5,446	58,238	-	-	-	58,238

Preferred stock dividend, in common stock, issued or to be issued	165,251	202,249	-	-	(202,249)	-

Preferred stock converted to common stock	760,000	1,791,320	(760,000)	(1,791,320)	-	-

Preferred stock beneficial conversion and accretion of discount	-	-	-	108,539	-	108,539

Dividend of beneficial conversion and accretion of discount	-	-	-	(108,539)	-	(108,539)

Net loss	-	-	-	-	(137,663)	(137,663)

Balance at December 31, 2019	9,609,928	23,668,610	4,139,000	9,850,496	(12,614,191)	20,904,915

Stock-based compensation	96,195	45,343	-	-	-	45,343

Preferred stock dividend, in common stock, issued or to be issued	243,652	168,356	-	-	(168,356)	-

Preferred stock converted to common stock	458,000	1,079,698	(458,000)	(1,079,698)	-	-

Preferred stock beneficial conversion and accretion of discount	-	-	-	65,219	-	65,219

Dividend of beneficial conversion and accretion of discount	-	-	-	(65,219)	-	(65,219)

Net loss	-	-	-	-	(1,091,202)	(1,091,202)

Balance at March 31, 2020	10,407,775	24,962,007	3,681,000	8,770,798	(13,873,749)	19,859,056

Stock-based compensation	-	45,342	-	-	-	45,342

Preferred stock dividend, in common stock, issued or to be issued	195,495	180,123	-	-	(180,123)	-

Issuance of common stock, net of issuance costs of $238,168	3,200,585	2,286,939	-	-		2,286,939

Net loss	-	-	-	-	(2,295,456)	(2,295,456)

Balance at June 30, 2020	13,803,855	27,474,411	3,681,000	8,770,798	(16,349,328)	19,895,881

Stock-based compensation	84,661	47,470	-	-	-	47,470

Preferred stock dividend, in common stock, issued or to be issued	207,736	194,226	-	-	(194,226)	-

Net loss	-	-	-	-	(377,704)	(377,704)

Balance at September 30, 2020	14,096,252	27,716,107	3,681,000	8,770,798	(16,921,258)	19,565,647

Stock-based compensation	16,940	50,781	-	-	-	50,781

Preferred stock dividend, in common stock, issued or to be issued	276,519	182,085	-	-	(182,085)	-

Preferred stock converted to common stock	330,000	790,010	(330,000)	(790,010)	-	-

Preferred stock beneficial conversion and accretion of discount	-	-	-	51,352	-	51,352

Dividend of beneficial conversion and accretion of discount	-	-	-	(51,352)	-	(51,352)

Net loss	-	-	-	-	(672,832)	(672,832)

Balance at December 31, 2020	14,719,711	$28,738,983	3,351,000	$7,980,788	$(17,776,175)	$18,943,596

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,050,536)	$(38,825)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	438,354	495,000
Amortization of intangible assets	362,192	362,191
Amortization of other assets	11,949	20,064
Loss on sale of property and equipment	18,760	-
Stock-based compensation	98,251	188,031
Change in allowance for doubtful accounts receivable	(4,295)	-
Change in allowance for inventory obsolescence	(208,344)	(13,532)
Amortization deferred gain on sale/leaseback	(75,224)	(75,223)
Change in operating assets and liabilities:
Trade accounts receivable	(169,885)	506,759
Inventories	1,194,758	157,085
Prepaid expenses and other receivables	(688,692)	(109,644)
Other assets	8,005	(8,725)
Income tax payable	2,949	(14,350)
Accounts payable, accrued expenses, and other current liabilities	2,693,434	1,447,408

Net cash provided by operating activities	2,631,676	2,916,239

Cash flows from investing activities:
Purchase of property and equipment	(71,646)	(183,731)

Net cash used in investing activities	(71,646)	(183,731)

Cash flows from financing activities:
Principal payments on long-term debt	(88,512)	(89,231)
Principal payments on finance lease liability	(165,009)	(145,779)
Payment of acquisition earn-out liability and holdbacks	-	(500,000)
Net change in line of credit	(1,012,934)	(1,721,533)

Net cash used in financing activities	(1,266,455)	(2,456,543)

Net change in cash and cash equivalents and restricted cash	1,293,575	275,965

Cash and cash equivalents and restricted cash at beginning of the period	2,316,301	256,030

Cash and cash equivalents and restricted cash at end of the period	$3,609,876	$531,995

Supplemental disclosure of cash flow information:
Cash paid for interest	$85,560	$256,262
Supplemental disclosure of non-cash investing and financing activities:
Deemed dividend on convertible preferred stock and accretion of discount	51,352	108,539
Preferred stock dividend, in common stock, issued or to be issued	376,311	369,153
Conversion of preferred stock to common stock	790,010	1,791,320
Finance lease obligations incurred to obtain ROU assets	-	3,086
Operating lease obligations incurred to obtain ROU assets	-	3,749,809

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2020

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

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 1, Basis of Presentation and Summary of Accounting Policies, of the Notes to Financial Statements included in the Company’s Annual Report. In the opinion of management, the Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of December 31, 2020 and its results of operations and its cash flows for the periods presented. The results of operations for the first six months of the fiscal year are not necessarily indicative of results for the full year or any future periods.

The Company’s fiscal year begins on July 1 and ends on June 30 and references made to “fiscal year 2021” and “fiscal year 2020” refer to the Company’s fiscal year ending June 30, 2021 and the fiscal year ended June 30, 2020, respectively.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods presented.

The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from those estimates and assumptions.

Assets Held for Sale
Assets held for sale include our Tennessee building and land that have met the criteria of “held for sale” accounting, as specified by Accounting Standards Codification 360, “Property, Plant, and Equipment." No gain or loss occurred as a result. The carrying amount of the land and building is $30,287 and $815,571, respectively.  The effect of suspending depreciation on the assets held for sale is immaterial to the results of operations. The assets held for sale are being marketed for sale and it is the Company’s intention to complete the sales of these assets within the upcoming year.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which is intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The guidance allows for either full retrospective adoption or modified retrospective adoption. The guidance is effective for the Company in the first quarter of fiscal year 2025 and early adoption is permitted. The Company is evaluating the impact adoption of this guidance will have on its consolidated financial statements.

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

All outstanding options, warrants and convertible preferred stock for common shares are not included in the computation of diluted net loss per common share because they are anti-dilutive. For the three months ended December 31, 2020, and 2019, shares underlying such options, warrants, and convertible preferred stock totaled 10,355,870 and 11,607,954, respectively, and for the six months ended December 31, 2020, and 2019, totaled 10,461,107 and 11,685,597, respectively.

Note 3. Convertible Preferred Stock

As of December 31, 2020, the Company had issued and outstanding a total of 1,992,000 shares of Series A 8% Convertible Preferred Stock (“Series A Preferred”) and 1,359,000 shares of Series B Convertible Preferred Stock ("Series B Preferred"). The Series A Preferred and Series B Preferred are convertible into a total of 3,351,000 shares of common stock. Dividends payable on these preferred shares accrue at the rate of 8% per year and are payable quarterly in stock or cash at the option of the Company. The Company generally pays the dividends on the preferred stock by issuing shares of its common stock. The formula for paying these dividends using common stock in lieu of cash can change the effective yield on the dividend to more or less than 8% depending on the market price of the common stock at the time of issuance. In November 2020, the Company issued 330,000 shares of common stock upon conversion of 230,000 shares of  Series C Non-Voting Convertible Preferred Stock and 100,000 shares of Series B Preferred.

In January 2021, the Company paid approximately $182,000 of preferred stock dividends with respect to the Series A Preferred and Series B Preferred that accrued during the three months ended December 31, 2020, by issuing 224,797 shares of common stock.

Note 4. Comprehensive Income

For the three and six months ended December 31, 2020 and 2019, comprehensive income was equal to the net income as presented in the accompanying condensed consolidated statements of operations.

Note 5. Inventories

Inventories consisted of the following:

	December 31, 2020	June 30, 2020
Raw materials	$3,518,495	$4,798,489
Work in process	536,144	427,744
Finished goods	2,446,206	3,713,692
Inventory obsolescence reserve	(359,739)	(568,083)
	$6,141,106	$8,371,842

Note 6. Related-Party Transactions

The Company leases office, manufacturing and warehouse facilities in Northvale, New Jersey, and Eagan, Minnesota from employees, shareholders, and entities controlled by shareholders, who were previously principals of businesses acquired by the Company. The combined expenses associated with these related-party transactions totaled $264,702 and $261,666 for the three months ended December 31, 2020 and 2019, respectively, and $529,405 and $523,332 for the six months ended December 31, 2020 and 2019, respectively.

Note 7. Line of Credit

Borrowings on the Line of Credit were $0 and $1,012,934 as of December 31, 2020 and June 30, 2020, respectively. As of December 31, 2020, there was approximately $5,367,000 available to borrow.

Note 8.  Revenue

As of December 31, 2020 and June 30, 2020, the rebate liability was $305,359 and $247,388, respectively. The rebate liability is included in accrued expenses in the accompanying condensed consolidated balance sheets.

As of December 31, 2020 and June 30, 2020, the allowance for sales discounts was $14,500 and $8,000, respectively. The allowance for sales discounts is included in trade accounts receivable, less allowance for doubtful accounts in the accompanying condensed consolidated balance sheets.

The following table disaggregates revenue by major product category for the three and six months ended December 31:

	Three Months Ended December 31		Six Months Ended December 31
	2020	2019	2020	2019
Orthopedic Soft Bracing Products	$5,082,484	$5,833,972	$10,642,401	$12,112,998
Physical Therapy and Rehabilitation Products	6,824,049	9,283,017	13,321,279	19,320,737
Other	61,368	80,002	136,989	152,805
	$11,967,901	$15,196,991	$24,100,669	$31,586,540

Note 9.  Common Stock

The Company maintains an equity incentive plan for the benefit of employees. Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other share-based awards may be granted under the plans including performance-based awards. On December 10, 2020, shareholders approved a new 2020 equity incentive plan (“2020 Equity Plan”), setting aside 1,000,000 shares of common stock. The Company can grant awards under the 2020 Plan or under the Dynatronics 2018 Equity Incentive Award Plan (the “2018 Plan”) until the shares of common stock available for awards and issuance under the 2018 Plan have been exhausted.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the disclosures contained in Part I Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operation, contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, but are not limited to: any projections of net sales, earnings, or other financial items; any statements of the strategies, plans and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements can be identified by their use of such words as “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” or “anticipate” and similar references to future periods.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our Unaudited Condensed Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, with a narrative from the perspective of management. You should also consider this information with the information included in our Annual Report on Form 10-K for the year ended June 30, 2020, and our other filings with the SEC, including our quarterly and current reports that we have filed since June 30, 2020 through the date of this report. In the following MD&A, we have rounded many numbers to the nearest one thousand dollars. These numbers should be read as approximate. All inter-company transactions have been eliminated. Our fiscal year ends on June 30. For example, reference to fiscal year 2021 refers to the year ending June 30, 2021. This report covers the three and six months ended December 31, 2020. Results of operations for the three and six months ended December 31, 2020 are not necessarily indicative of the results that may be achieved for the full fiscal year ending June 30, 2021.

Overview

 Dynatronics designs, manufactures, and sells a broad range of restorative products for clinical use in physical therapy, rehabilitation, orthopedics, pain management, and athletic training. Through our distribution channels, we market and sell to orthopedists, physical therapists, chiropractors, athletic trainers, sports medicine practitioners, clinics, hospitals, and consumers.

Results of Operations

 Net Sales

Net sales decreased $3,229,000, or 21.2%, to $11,968,000 for the quarter ended December 31, 2020, compared to net sales of $15,197,000 for the quarter ended December 31, 2019. Net sales decreased $7,486,000, or 23.7%, to $24,101,000 for the six months ended December 31, 2020, compared to net sales of $31,587,000 for the six months ended December 31, 2019. The year-over-year decrease is primarily due to COVID-19 precautions and associated deferral on elective procedures, which reduced demand for our products.

Gross Profit

Gross profit for the quarter ended December 31, 2020 decreased $1,245,000, or about 27.1%, to $3,341,000, or 27.9% of net sales. By comparison, gross profit for the quarter ended December 31, 2019 was $4,586,000, or 30.2% of net sales. Gross profit for the six months ended December 31, 2020 decreased $2,497,000, or about 25.6%, to $7,243,000, or 30.1% of net sales. By comparison, gross profit for the six months ended December 31, 2019 was $9,740,000, or 30.8% of net sales. The year-over-year decrease in gross profit and gross margin percentage was primarily attributable to lower sales which reduced gross profit, and changes in the mix of sales between our major product categories.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased $680,000, or 14.7%, to $3,938,000 for the quarter ended December 31, 2020, compared to $4,618,000 for the quarter ended December 31, 2019. Selling expenses decreased $479,000 compared to the prior year period, due primarily to lower commission expense on lower sales and decreased sales management salaries. General and administrative ("G&A") expenses decreased $201,000 compared to the prior-year period, driven primarily by a decrease in payroll and benefit costs as a result of headcount reductions.

SG&A expenses decreased $1,360,000, or 14.3%, to $8,183,000 for the six months ended December 31, 2020, compared to $9,543,000 for the six months ended December 31, 2019. Selling expenses decreased $1,056,000 compared to the prior year period, due primarily to lower commission expense on lower sales and decreased sales management salaries. G&A expenses decreased $304,000 compared to the prior-year period, driven primarily by a decrease in payroll and benefit costs as a result of headcount reductions.

Net (Loss) Income Before Income Tax

Pre-tax loss for the quarter ended December 31, 2020 was $663,000 compared to $138,000 for the quarter ended December 31, 2019. The $525,000 increase in pre-tax loss was attributable to a decrease of $1,245,000 in gross profit partially offset by a decrease of $680,000 in SG&A and a decrease of $39,000 in other expense. Pre-tax loss for the six months ended December 31, 2020 was $1,041,000 compared to $38,000 for the six months ended December 31, 2019. The $1,003,000 increase in pre-tax loss was attributable to a decrease of $2,497,000 in gross profit partially offset by a decrease of $1,360,000 in SG&A and a decrease of $136,000 in other expense. The decrease in other expense is primarily due to a decrease in interest expense as a result of lower average borrowings on our line of credit.

Income Tax Provision (Benefit)

Income tax provision was $10,000 for the three and six months ended December 31, 2020, respectively and $0 for the three and six months ended December 31, 2019, respectively. See Liquidity and Capital Resources - Deferred Income Tax Assets below for more information.

Net (Loss) Income

Net loss was $673,000 for the quarter ended December 31, 2020, compared to $138,000 for the quarter ended December 31, 2019. Net loss was $1,051,000 for the six months ended December 31, 2020, compared to $38,000 for the six months ended December 31, 2019. The reasons for the changes in net (loss) income are the same as explained above under the heading Net (Loss) Income Before Income Tax.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders increased $457,000 to $906,000 for the quarter ended December 31, 2020, compared to $448,000 for the quarter ended December 31, 2019. The increase in net loss attributable to common stockholders for the quarter is due primarily to a $535,000 increase in net loss. On a per share basis, net income attributable to common stockholders was $(0.06) per share for the quarter ended December 31, 2020, compared to $(0.05) per share for the quarter ended December 31, 2019.

Net loss attributable to common stockholders increased $962,000 to $1,478,000 for the six months ended December 31, 2020, compared to $517,000 for the six months ended December 31, 2019. The increase in net loss attributable to common stockholders is due primarily to a $1,013,000 increase in net loss. On a per share basis, net income attributable to common stockholders was $(0.10) per share for the six months ended December 31, 2020, compared to $(0.06) per share for the six months ended December 31, 2019.

Liquidity and Capital Resources

We have historically financed operations through cash from operating activities, available cash reserves, borrowings under a line of credit facility (see, Line of Credit, below) and proceeds from the sale of our equity securities. As of December 31, 2020, we had $3,610,000 in cash and cash equivalents and restricted cash, compared to $2,316,000 as of June 30, 2020. During the three and six ended December 31, 2020, we had positive cash flows from operating activities.

Working capital was $7,095,000 as of December 31, 2020, compared to working capital of $8,396,000 as of June 30, 2020. The current ratio was 1.6 to 1 as of December 31, 2020 and 2.1 to 1 as of June 30, 2020. Current assets were 48.2% of total assets as of December 31, 2020, and 42.8% of total assets as of June 30, 2020.

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

In March 2020, we entered into an equity distribution agreement with Canaccord Genuity LLC and Roth Capital Partners LLC, pursuant to which we arranged to offer and sell shares of our common stock in an at-the-market offering (“ATM”) under a registration statement previously filed by us on Form S-3 with the SEC. On March 13, 2020, we filed a Prospectus Supplement amending the registration statement and commenced the ATM. Under the terms of the equity distribution agreement, we may sell shares of our common stock in an aggregate amount of up to $10,000,000, with Canaccord Genuity LLC and Roth Capital Partners LLC acting as our sales agents at the market prices prevailing on The Nasdaq Capital Market at the time of the sale of such shares. We will pay Canaccord Genuity LLC and Roth Capital Partners, LLC a fixed commission rate equal to 3.0% of the gross sale price per share of common stock sold.

On April 29, 2020, we entered into a promissory note (the “Note”) with Bank of the West to evidence a loan to the Company in the amount of $3,477,412 under the Paycheck Protection Program (the “PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), administered by the U.S. Small Business Administration (“SBA”).

In accordance with the requirements of the CARES Act, we have used the proceeds from the loan exclusively for qualified expenses under the PPP, including payroll costs, mortgage interest, rent and utility costs, as further detailed in the CARES Act and applicable guidance issued by the SBA. Interest will accrue on the outstanding balance of the Note at a rate of 1.00% per annum. We intend to apply for forgiveness of all amounts due under the Note, in an amount equal to the sum of qualified expenses under the PPP incurred during the 24 weeks following initial disbursement (the "Covered Period"). Notwithstanding our expected eligibility to apply for forgiveness, no assurance can be given that we will obtain forgiveness of all or any portion of amounts due under the Note.

Subject to any forgiveness granted under the PPP, the Note is scheduled to mature two years from the date of initial disbursement and is payable in monthly installments beginning 10 months after completion of the 24 week Covered Period. The Note may be prepaid at any time prior to maturity without penalty. The Note contains customary provisions related to events of default, including, among others, failure to make payments, bankruptcy, breaches of representations, significant changes in ownership, and material adverse effects. The occurrence of an event of default may result in the collection of all amounts owing under the Note, and/or filing suit and obtaining judgment against us. Our obligations under the Note are not secured by any collateral or personal guarantees.

Cash and Cash Equivalents

Our cash and cash equivalents and restricted cash position increased $1,294,000 to $3,610,000 as of December 31, 2020, compared to $2,316,000 as of June 30, 2020. The primary source of cash in the six months ended December 31, 2020, was approximately $2,632,000 of net cash provided by operating activities.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, increased approximately $174,000, or 3.6%, to $5,068,000 as of December 31, 2020, from $4,894,000 as of June 30, 2020. The increase was driven primarily by an increase in sales compared to the quarter ended June 30, 2020. Trade accounts receivable represent amounts due from our customers, including dealers and distributors that purchase our products for redistribution, medical practitioners, clinics, hospitals, colleges, universities and sports teams. We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical experience and relationships with our customers. Accounts receivable are generally collected within approximately 40 days of invoicing.

Inventories

Inventories, net of reserves, decreased $2,231,000 or 26.6%, to $6,141,000 as of December 31, 2020, compared to $8,372,000 as of June 30, 2020. The decrease was primarily due to steps taken to right-size incoming material purchases and adjust inventory management as part of our working capital plans in response to the impacts of COVID-19. In addition, as of December 31, 2020, other receivables includes $1,113,000 due from our contract manufacturer for raw materials components provided for use in the production of our products. We believe that our allowance for inventory obsolescence is adequate based on our analysis of inventory, sales trends, and historical experience.

Accounts Payable

Accounts payable increased approximately $1,813,000 or 60.2%, to $4,827,000 as of December 31, 2020, from $3,014,000 as of June 30, 2020. The increase was driven primarily by an increase in inventory purchases and timing of payments.

Line of Credit

Our line of credit balance decreased $1,013,000 to $0 as of December 31, 2020, compared to $1,013,000 as of June 30, 2020. The decrease was driven primarily by positive cash flows from operating activities. As of December 31, 2020, there was approximately $5,400,000 available to borrow.

Debt

  Long-term debt decreased approximately $89,000 to approximately $3,516,000 as of December 31, 2020, compared to approximately $3,605,000 as of June 30, 2020. Our long-term debt is primarily comprised of the PPP Note and also includes loans related to equipment and a vehicle. The principal balance on the PPP Note is $3,477,412, of which, $1,736,000 is classified as current debt at December 31, 2020.

Finance Lease Liability

Finance lease liability as of December 31, 2020 and June 30, 2020 totaled approximately $2,749,000 and $2,914,000, respectively. Our finance lease liability consists primarily of the lease on our facility located in Cottonwood Heights, Utah (the "Utah Building"). In conjunction with the sale and leaseback of our Utah Building in August 2014, we entered into a 15-year lease, classified as a finance lease, originally valued at $3,800,000. The building lease asset is amortized on a straight-line basis over 15 years at approximately $252,000 per year. Total accumulated amortization related to the leased building is approximately $1,617,000 at December 31, 2020. The sale generated a profit of $2,300,000, which is being recognized straight-line over the life of the lease at approximately $150,000 per year as an offset to amortization expense. The balance of the deferred gain as of December 31, 2020 is $1,304,000. Lease payments, currently approximately $30,000, are payable monthly and increase annually by approximately 2% per year over the life of the lease. Imputed interest for the three and six months ended December 31, 2020 was approximately $36,000 and $73,000, respectively. Imputed interest for the three and six months ended December 31, 2019 was approximately $40,000 and $79,000, respectively. In addition to the Utah building, we have certain equipment leases that we have determined are finance leases.

Operating Lease Liability

 Operating lease liability as of December 31, 2020 and June 30, 2020 totaled approximately $2,916,000 and $3,358,000, respectively. Our operating lease liability consists primarily of building leases for office, manufacturing, warehouse and storage space.

Deferred Income Tax Assets

A valuation allowance is required when there is significant uncertainty as to the realizability of deferred income tax assets. The ability to realize deferred income tax assets is dependent upon our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have determined that we do not meet the “more likely than not” threshold that deferred income tax assets will be realized. Accordingly, a valuation allowance is required. Any reversal of the valuation allowance in future periods will favorably impact our results of operations in the period of reversal. As of December 31, 2020 and June 30, 2020, we recorded a full valuation allowance against our net deferred income tax assets. This resulted in no reported income tax expense associated with the operating profit reported during the three and six months ended December 31, 2020.

Stock Repurchase Plans

We have a stock repurchase plan available to us at the discretion of the Board of Directors. Approximately $449,000 remained of this authorization as of December 31, 2020. No purchases have been made under this plan since September 2011.

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no off-balance sheet arrangements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

DYNATRONICS CORPORATION

Date: February 11, 2021	By:	/s/ John A. Krier
John A. Krier
President and Chief Executive Officer (Principal Executive Officer)