Form 10-Q
period 2021-03-31
DYNATRONICS CORP
filed 2021-05-13
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 5, 2021, there were 17,364,654 shares of the issuer’s common stock outstanding.

DYNATRONICS CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DYNATRONICS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	March 31, 2021	June 30, 2020
Current assets:
Cash and cash equivalents	$4,500,323	$2,215,665
Restricted cash	150,636	100,636
Trade accounts receivable, less allowance for doubtful accounts of $167,394 and $184,713 as of March 31, 2021 and June 30, 2020, respectively	5,803,466	4,893,861
Other receivables	1,576,541	2,080
Inventories, net	6,852,204	8,371,842
Assets held for sale, net	845,858	-
Prepaid expenses	1,363,463	490,624

Total current assets	21,092,491	16,074,708

Property and equipment, net	3,497,758	4,941,517
Operating lease assets	2,677,885	3,347,378
Intangible assets, net	5,139,703	5,682,991
Goodwill	7,116,614	7,116,614
Other assets	391,992	433,109

Total assets	$39,916,443	$37,596,317

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,806,595	$3,013,949
Accrued payroll and benefits expense	1,676,365	1,204,964
Accrued expenses	1,285,791	768,117
Warranty reserve	221,854	221,854
Line of credit	-	1,012,934
Current portion of long-term debt	3,054,755	108,713
Current portion of finance lease liability	330,293	316,103
Current portion of deferred gain	150,448	150,448
Current portion of operating lease liability	857,839	852,419
Income tax payable	33,345	29,196

Total current liabilities	11,417,285	7,678,697

Long-term debt, net of current portion	446,672	3,496,222
Finance lease liability, net of current portion	2,346,984	2,597,525
Deferred gain, net of current portion	1,115,822	1,228,658
Operating lease liability, net of current portion	1,833,811	2,505,232
Other liabilities	201,763	194,102

Total liabilities	17,362,337	17,700,436
Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value: Authorized 50,000,000 shares; 3,351,000 shares and 3,681,000 shares issued and outstanding as of March 31, 2021 and June 30, 2020, respectively	7,980,788	8,770,798
Common stock, no par value: Authorized 100,000,000 shares; 17,205,108 shares and 13,803,855 shares issued and outstanding as of March 31, 2021 and June 30, 2020, respectively	32,413,161	27,474,411
Accumulated deficit	(17,839,843)	(16,349,328)

Total stockholders' equity	22,554,106	19,895,881

Total liabilities and stockholders' equity	$39,916,443	$37,596,317

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

Net sales	$11,460,415	$13,706,319	$35,561,084	$45,292,860
Cost of sales	8,155,454	9,761,864	25,013,197	31,608,541
Gross profit	3,304,961	3,944,455	10,547,887	13,684,319

Selling, general, and administrative expenses	3,905,055	4,907,363	12,088,520	14,450,155
Operating loss	(600,094)	(962,908)	(1,540,633)	(765,836)

Other income (expense):
Interest expense, net	(62,518)	(110,101)	(166,091)	(351,382)
Other income (expense), net	780,821	(18,193)	784,218	(12,809)
Net other income (expense)	718,303	(128,294)	618,127	(364,191)

Income (loss) before income taxes	118,209	(1,091,202)	(922,506)	(1,130,027)

Income tax (provision) benefit	-	-	(9,821)	-

Net income (loss)	118,209	(1,091,202)	(932,327)	(1,130,027)

Deemed dividend on convertible preferred stock and accretion of discount	-	(65,219)	(51,352)	(173,758)
Preferred stock dividend, in common stock, issued or to be issued	(181,877)	(168,356)	(558,188)	(537,509)

Net loss attributable to common stockholders	$(63,668)	$(1,324,777)	$(1,541,867)	$(1,841,294)

Net loss per common share
Basic and diluted	$(0.00)	$(0.13)	$(0.10)	$(0.20)

Weighted-average common shares outstanding:
Basic and diluted	15,827,808	10,168,596	14,829,216	9,216,027

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Consolidated Statements of Stockholders' Equity
(Unaudited)

						Total
	Common stock		Preferred stock		Accumulated	stockholders'
	Shares	Amount	Shares	Amount	deficit	equity
Balance at June 30, 2019	8,417,793	$21,320,106	4,899,000	$11,641,816	$(12,206,213)	$20,755,709

Stock-based compensation	135,244	129,793	-	-	-	129,793
Preferred stock dividend, in common stock, issued or to be issued	126,194	166,904	-	-	(166,904)	-
Net income	-	-	-	-	98,838	98,838
Balance at September 30, 2019	8,679,231	21,616,803	4,899,000	11,641,816	(12,274,279)	20,984,340

Stock-based compensation	5,446	58,238	-	-	-	58,238
Preferred stock dividend, in common stock, issued or to be issued	165,251	202,249	-	-	(202,249)	-
Preferred stock converted to common stock	760,000	1,791,320	(760,000)	(1,791,320)	-	-
Preferred stock beneficial conversion and accretion of discount	-	-	-	108,539	-	108,539
Dividend of beneficial conversion and accretion of discount	-	-	-	(108,539)	-	(108,539)
Net loss	-	-	-	-	(137,663)	(137,663)
Balance at December 31, 2019	9,609,928	23,668,610	4,139,000	9,850,496	(12,614,191)	20,904,915

Stock-based compensation	96,195	45,343	-	-	-	45,343
Preferred stock dividend, in common stock, issued or to be issued	243,652	168,356	-	-	(168,356)	-
Preferred stock converted to common stock	458,000	1,079,698	(458,000)	(1,079,698)	-	-
Preferred stock beneficial conversion and accretion of discount	-	-	-	65,219	-	65,219
Dividend of beneficial conversion and accretion of discount	-	-	-	(65,219)	-	(65,219)
Net loss	-	-	-	-	(1,091,202)	(1,091,202)
Balance at March 31, 2020	10,407,775	24,962,007	3,681,000	8,770,798	(13,873,749)	19,859,056

Stock-based compensation	-	45,342	-	-	-	45,342
Preferred stock dividend, in common stock, issued or to be issued	195,495	180,123	-	-	(180,123)	-
Issuance of common stock, net of issuance costs of $238,168	3,200,585	2,286,939	-	-		2,286,939
Net loss	-	-	-	-	(2,295,456)	(2,295,456)
Balance at June 30, 2020	13,803,855	27,474,411	3,681,000	8,770,798	(16,349,328)	19,895,881

Stock-based compensation	84,661	47,470	-	-	-	47,470
Preferred stock dividend, in common stock, issued or to be issued	207,736	194,226	-	-	(194,226)	-
Net loss	-	-	-	-	(377,704)	(377,704)
Balance at September 30, 2020	14,096,252	27,716,107	3,681,000	8,770,798	(16,921,258)	19,565,647

Stock-based compensation	16,940	50,781	-	-	-	50,781
Preferred stock dividend, in common stock, issued or to be issued	276,519	182,085	-	-	(182,085)	-
Preferred stock converted to common stock	330,000	790,010	(330,000)	(790,010)	-	-
Preferred stock beneficial conversion and accretion of discount	-	-	-	51,352	-	51,352
Dividend of beneficial conversion and accretion of discount	-	-	-	(51,352)	-	(51,352)
Net loss	-	-	-	-	(672,832)	(672,832)
Balance at December 31, 2020	14,719,711	28,738,983	3,351,000	7,980,788	(17,776,175)	18,943,596

Stock-based compensation	30,000	30,106	-	-	-	30,106
Preferred stock dividend, in common stock, issued or to be issued	224,797	181,877	-	-	(181,877)	-
Issuance of common stock, net of issuance costs of $137,547	2,230,600	3,462,195	-	-	-	3,462,195
Net income	-	-	-	-	118,209	118,209
Balance at March 31, 2021	17,205,108	$32,413,161	3,351,000	$7,980,788	$(17,839,843)	$22,554,106

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(932,327)	$(1,130,027)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	662,945	763,197
Amortization of intangible assets	543,288	543,287
Amortization of other assets	19,209	27,007
Loss on sale of property and equipment	27,192	18,878
Stock-based compensation	128,357	233,374
Change in allowance for doubtful accounts receivable	(17,319)	13,962
Change in allowance for inventory obsolescence	(207,030)	(22,694)
Amortization deferred gain on sale/leaseback	(112,836)	(112,835)
Change in operating assets and liabilities:
Trade accounts receivable	(892,286)	848,682
Inventories	355,276	227,328
Prepaid expenses and other receivables	(1,075,908)	(132,195)
Other assets	21,908	(117,481)
Income tax payable	4,149	(9,400)
Accounts payable, accrued expenses, and other current liabilities	1,789,383	1,397,879

Net cash provided by operating activities	314,001	2,548,962

Cash flows from investing activities:
Purchase of property and equipment	(88,745)	(249,617)

Net cash used in investing activities	(88,745)	(249,617)

Cash flows from financing activities:
Principal payments on long-term debt	(103,508)	(132,354)
Principal payments on finance lease liability	(236,351)	(221,348)
Payment of acquisition earn-out liability and holdbacks	-	(500,000)
Net change in line of credit	(1,012,934)	(172,080)
Proceeds from issuance of common stock, net	3,462,195	-

Net cash provided by (used in) financing activities	2,109,402	(1,025,782)

Net change in cash and cash equivalents and restricted cash	2,334,658	1,273,563

Cash and cash equivalents and restricted cash at beginning of the period	2,316,301	256,030

Cash and cash equivalents and restricted cash at end of the period	$4,650,959	$1,529,593

Supplemental disclosure of cash flow information:
Cash paid for interest	$143,693	$362,595
Supplemental disclosure of non-cash investing and financing activities:
Deemed dividend on convertible preferred stock and accretion of discount	51,352	173,758
Preferred stock dividend, in common stock, issued or to be issued	558,189	537,509
Conversion of preferred stock to common stock	790,010	2,871,018
Finance lease obligations incurred to obtain ROU assets	-	12,509
Operating lease obligations incurred to obtain ROU assets	-	3,749,809

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2021

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

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 1, Basis of Presentation and Summary of Accounting Policies, of the Notes to Financial Statements included in the Company’s Annual Report. In the opinion of management, the Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2021 and its results of operations and its cash flows for the periods presented. The results of operations for the first nine months of the fiscal year are not necessarily indicative of results for the full year or any future periods.

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

Assets Held for Sale
Assets held for sale include our Tennessee building and land that have met the criteria of “held for sale” accounting, as specified by Accounting Standards Codification 360, Property, Plant, and Equipment. No gain or loss occurred as a result. The carrying amount of the land and building is $30,287 and $815,571, respectively.  The effect of suspending depreciation on the assets held for sale is immaterial to the results of operations. On April 2, 2021, the Company entered into a Purchase and Sale Agreement for the sale of these assets. Consummation of the sale is subject to customary closing conditions and is anticipated in the quarter ending June 30, 2021. There can be no assurance that the sale will be consummated. The agreement also contains customary representations, warranties and covenants, and other terms and conditions.

Employee Retention Credit

The CARES Act provided an employee retention credit which was a refundable tax credit against certain employment taxes. The Consolidated Appropriations Act extended and expanded the availability of the employee retention credit through June 30, 2021. Subsequently, the American Rescue Plan Act of 2021, extended the availability of the employee retention credit through December 31, 2021. This new legislation amended the employee retention credit to be equal to 70% of qualified wages paid to employees after December 31, 2020, and before January 1, 2022. During calendar year 2021, a maximum of $10,000 in qualified wages for each employee per qualifying calendar quarter may be counted in determining the 70% credit. Therefore, the maximum tax credit that can be claimed by an eligible employer is $7,000 per employee per qualifying calendar quarter of 2021. The Company qualified for the credit beginning on January 1, 2021 and received credits for qualified wages through March 31, 2021. The Company will qualify for the employee retention credit for quarters that experience a significant decline in gross receipts defined as quarterly gross receipts that are less than 80 percent of its gross receipts for the same calendar quarter in 2019. During the three months ended March 31, 2021, the Company recorded an employee retention credit totaling $963,000, of which, $75,000, $98,000, and $790,000 was recorded within cost of sales, selling, general, and administrative, and other income, respectively, on the Company’s condensed consolidated statements of operations.

Other Receivables

Other receivables consist of amounts due from the U.S. federal government for the employee retention credit and amounts due from our contract manufacturer for raw materials components provided for use in the production of our products. Payments are due from our contract manufacturer based on the usage of raw material components. As of March 31, 2021, other receivables include $747,000 due from the employee retention credit and $830,000 due from our contract manufacturer.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The standard is effective for annual periods beginning after December 15, 2020, with early adoption permitted. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. The Company is currently assessing the impact of this standard on its financial condition and results of operations.

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

All outstanding options, warrants and convertible preferred stock for common shares are not included in the computation of diluted net loss per common share because they are anti-dilutive. For the three months ended March 31, 2021, and 2020, shares underlying such options, warrants, and convertible preferred stock totaled 10,187,500 and 10,946,022, respectively, and for the nine months ended March 31, 2021, and 2020, totaled 10,337,390 and 11,452,544, respectively.

Note 3. Convertible Preferred Stock

As of March 31, 2021, the Company had issued and outstanding a total of 1,992,000 shares of Series A 8% Convertible Preferred Stock (“Series A Preferred”) and 1,359,000 shares of Series B Convertible Preferred Stock ("Series B Preferred"). The Series A Preferred and Series B Preferred are convertible into a total of 3,351,000 shares of common stock. Dividends payable on these preferred shares accrue at the rate of 8% per year and are payable quarterly in stock or cash at the option of the Company. The Company generally pays the dividends on the preferred stock by issuing shares of its common stock. The formula for paying these dividends using common stock in lieu of cash can change the effective yield on the dividend to more or less than 8% depending on the market price of the common stock at the time of issuance. In November 2020, the Company issued 330,000 shares of common stock upon conversion of 230,000 shares of  Series C Non-Voting Convertible Preferred Stock and 100,000 shares of Series B Preferred.

In April 2021, the Company paid approximately $182,000 of preferred stock dividends with respect to the Series A Preferred and Series B Preferred that accrued during the three months ended March 31, 2021, by issuing 159,546 shares of common stock.

Note 4. Comprehensive Income

For the three and nine months ended March 31, 2021 and 2020, comprehensive income (loss) was equal to the net income (loss) as presented in the accompanying condensed consolidated statements of operations.

Note 5. Inventories

Inventories consisted of the following:

	March 31, 2021	June 30, 2020
Raw materials	$3,387,745	$4,798,489
Work in process	619,436	427,744
Finished goods	3,206,076	3,713,692
Inventory obsolescence reserve	(361,053)	(568,083)
	$6,852,204	$8,371,842

Note 6. Related-Party Transactions

The Company leases office, manufacturing and warehouse facilities in Northvale, New Jersey, and Eagan, Minnesota from employees, shareholders, and entities controlled by shareholders, who were previously principals of businesses acquired by the Company. The combined expenses associated with these related-party transactions totaled $264,702 and $261,666 for the three months ended March 31, 2021 and 2020, respectively, and $794,108 and $784,999 for the nine months ended March 31, 2021 and 2020, respectively.

Note 7. Line of Credit

Borrowings on the Line of Credit were $0 and $1,012,934 as of March 31, 2021 and June 30, 2020, respectively. As of March 31, 2021, there was approximately $4,456,000 available to borrow.

Note 8.  Revenue

As of March 31, 2021 and June 30, 2020, the rebate liability was $203,460 and $247,388, respectively. The rebate liability is included in accrued expenses in the accompanying condensed consolidated balance sheets.

As of March 31, 2021 and June 30, 2020, the allowance for sales discounts was $14,500 and $8,000, respectively. The allowance for sales discounts is included in trade accounts receivable, less allowance for doubtful accounts in the accompanying condensed consolidated balance sheets.

The following table disaggregates revenue by major product category for the three and nine months ended March 31:

	Three Months Ended March 31		Nine Months Ended March 31
	2021	2020	2021	2020
Orthopedic Soft Bracing Products	$4,794,787	$5,303,246	$15,437,188	$17,416,245
Physical Therapy and Rehabilitation Products	6,581,598	8,342,162	19,902,877	27,662,899
Other	84,030	60,911	221,019	213,716
	$11,460,415	$13,706,319	$35,561,084	$45,292,860

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

In February 2021, the Company sold an aggregate of 2,230,600 shares of common stock under the equity distribution agreement in the ATM. Offering costs were incurred totaling $137,547, inclusive of commissions paid to the sales agents at a fixed rate of 3.0%, together with legal, accounting and filing fees. Net proceeds from the sale of the shares totaled $3,462,195. Proceeds were used to strengthen the Company's liquidity and working capital position.

In April 2021, the Company paid approximately $182,000 of preferred stock dividends with respect to the Series A Preferred and Series B Preferred that accrued during the three months ended March 31, 2021, by issuing 159,546 shares of common stock.

Note 10.  Subsequent Event

On April 2, 2021, the Company and Maple Leaf Realco II, LLC entered into a Purchase and Sale Agreement for the sale of Dynatronics’ former manufacturing facility building located at 6607 Mountainview Road, Ooltewah, Tennessee for a purchase price of $1.75 million USD. Consummation of the sale is subject to customary closing conditions and is anticipated in the quarter ending June 30, 2021. There can be no assurance that the sale will be consummated. The agreement also contains customary representations, warranties and covenants, and other terms and conditions.

On April 22, 2021, the Company announced strategic actions taken and expected to be taken with the objective to improve the Company’s overall financial performance and to optimize its business. The Company will focus on higher margin manufactured products and eliminate approximately 1,600 SKUs of low-margin, third-party distributed products. The Company will streamline physical therapy and rehabilitation product sales exclusively to dealers, which it expects will reduce complexity and associated support costs. The Company expects to incur approximately $1.2 million in restructuring charges related to the optimization plan, of which $0.4 million is expected to result in cash expenditures. The Company expects to recognize the majority of these expenses during the fourth quarter of fiscal year 2021. No restructuring costs were incurred during the three months ended March 31, 2021. The Company anticipates that the elimination of its distributed products portfolio will result in an approximate $11 million reduction in annual net sales for fiscal year 2022 compared to fiscal year 2021, but that annual gross margin and operating income in fiscal year 2022 will improve relative to fiscal year 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the disclosures contained in Note 10 of the Notes to Condensed Consolidated Financial Statements, and in Part I Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operation, contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, but are not limited to: any projections of net sales, earnings, or other financial items; expectations in connection with the company’s recently announced business optimization plan, including improvements in cash flows and operating margins, costs and expenditures associated with the restructuring, outlook for fiscal year 2021 third and fourth quarters, estimated reductions in revenues year-over-year in fiscal year 2022 operating results, expectations that the company will deliver improved annual gross margins, operating income and EBITDA in fiscal year 2022 compared to fiscal year 2021, and expectations regarding reduction in occupied space in fiscal year 2022; any statements of the strategies, plans and objectives of management for future operations; any statements concerning the termination of certain low margin third party distributed products, or proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements can be identified by their use of such words as “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” or “anticipate” and similar references to future periods.

We have based our forward-looking statements on management’s current expectations and assumptions about future events and trends affecting our business and industry that are subject to risks and uncertainties. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained in this report. These risks and uncertainties include, but are not limited to, the uncertainty regarding the impact or duration of the Novel Coronavirus Disease 2019 ("COVID-19") virus pandemic that is adversely affecting communities and businesses globally, including ours, as well as those factors described in the section “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, filed with the SEC, as well as in our other public filings with the SEC. Actual results may differ from projections as a result of these risks, additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our Unaudited Condensed Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, with a narrative from the perspective of management. You should also consider this information with the information included in our Annual Report on Form 10-K for the year ended June 30, 2020, and our other filings with the SEC, including our quarterly and current reports that we have filed since June 30, 2020 through the date of this report. In the following MD&A, we have rounded many numbers to the nearest one thousand dollars. These numbers should be read as approximate. All inter-company transactions have been eliminated. Our fiscal year ends on June 30. For example, reference to fiscal year 2021 refers to the year ending June 30, 2021. This report covers the three and nine months ended March 31, 2021. Results of operations for the three and nine months ended March 31, 2021 are not necessarily indicative of the results that may be achieved for the full fiscal year ending June 30, 2021.

Overview

 Dynatronics designs, manufactures, and sells a broad range of restorative products for clinical use in physical therapy, rehabilitation, orthopedics, pain management, and athletic training. Through our distribution channels, we market and sell to orthopedists, physical therapists, chiropractors, athletic trainers, sports medicine practitioners, clinics, hospitals, and consumers.

Recent Events

On April 2, 2021, we entered into a Purchase and Sale Agreement for the sale of our former manufacturing facility building located at 6607 Mountainview Road, Ooltewah, Tennessee for a purchase price of $1.75 million USD. Consummation of the sale is subject to customary closing conditions and is anticipated in the quarter ending June 30, 2021. There can be no assurance that the sale will be consummated. The agreement also contains customary representations, warranties and covenants, and other terms and conditions.

On April 22, 2021, we announced strategic actions taken and expected to be taken with the objective to improve the Company’s overall financial performance and to optimize its business. Dynatronics will focus on higher margin manufactured products and eliminate approximately 1,600 SKUs of low-margin, third-party distributed products. We will streamline physical therapy and rehabilitation product sales exclusively to dealers, which we expect will reduce complexity and associated support costs. We expect to incur approximately $1.2 million in restructuring charges related to the optimization plan, of which $0.4 million is expected to result in cash expenditures. We expect to recognize the majority of these expenses during the fourth quarter of fiscal year 2021. No restructuring costs were incurred during the three months ended March 31, 2021. We anticipate that the elimination of our distributed products portfolio will result in an approximate $11 million reduction in annual net sales for fiscal year 2022 compared to fiscal year 2021, but that annual gross margin and operating income in fiscal year 2022 will improve relative to fiscal year 2021.

Results of Operations

 Net Sales

Net sales decreased $2,246,000, or 16.4%, to $11,460,000 for the quarter ended March 31, 2021, compared to net sales of $13,706,000 for the quarter ended March 31, 2020. Net sales decreased $9,732,000, or 21.5%, to $35,561,000 for the nine months ended March 31, 2021, compared to net sales of $45,293,000 for the nine months ended March 31, 2020. The year-over-year decrease is primarily due to the continued impact of COVID-19, including reduced demand for our products, reduced capacity and operating hours, supply chain disruptions, and extended handling times. Extreme weather conditions also caused production disruptions during the quarter ended March 31, 2021.

Gross Profit

Gross profit for the quarter ended March 31, 2021 decreased $639,000, or about 16.2%, to $3,305,000, or 28.8% of net sales. By comparison, gross profit for the quarter ended March 31, 2020 was $3,944,000, or 28.8% of net sales. Gross profit for the nine months ended March 31, 2021 decreased $3,136,000, or about 22.9%, to $10,548,000, or 29.7% of net sales. By comparison, gross profit for the nine months ended March 31, 2020 was $13,684,000, or 30.2% of net sales. The year-over-year decrease in gross profit and gross margin percentage was primarily attributable to lower sales, and changes in the mix of sales between our major product categories. These items were partially offset by the benefit of the employee retention credit under the CARES Act, as amended, of $75,000 in the three and nine months ended March 31, 2021.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased $1,002,000, or 20.4%, to $3,905,000 for the quarter ended March 31, 2021, compared to $4,907,000 for the quarter ended March 31, 2020. Selling expenses decreased $526,000 compared to the prior year period, due primarily to lower commission expense on lower sales and decreased sales management salaries. General and administrative ("G&A") expenses decreased $476,000 compared to the prior-year period, driven primarily by a decrease in payroll and benefit costs as a result of headcount reductions. This decrease included the benefit of the employee retention credit of $98,000.

SG&A expenses decreased $2,362,000, or 16.3%, to $12,089,000 for the nine months ended March 31, 2021, compared to $14,450,000 for the nine months ended March 31, 2020. Selling expenses decreased $1,582,000 compared to the prior year period, due primarily to lower commission expense on lower sales and decreased sales management salaries. G&A expenses decreased $780,000 compared to the prior-year period, driven primarily by a decrease in payroll and benefit costs as a result of headcount reductions. This decrease included the benefit of the employee retention credit of $98,000.

Net Other Income (Expense)

Net other income for the quarter ended March 31, 2021, was $718,000 compared to net other expense of $128,000 for the quarter ended March 31, 2020. Net other income for the nine months ended March 31, 2021 was $618,000 compared to net other expense of $364,000 for the nine months ended March 31, 2020. The increase in net other income is primarily due to a $790,000 employee retention credit for funds received or receivable from the U.S. federal government under the CARES Act and a decrease in interest expense as a result of lower average borrowings on our line of credit.

Net Income (Loss) Before Income Tax

 Pre-tax income for the quarter ended March 31, 2021, was $118,000 compared to a pre-tax loss of $1,091,000 for the quarter ended March 31, 2020. The $1,209,000 increase in pre-tax income was attributable to a decrease of $639,000 in gross profit offset by a decrease of $1,002,000 in SG&A and an increase of $847,000 in net other income. Pre-tax loss for the nine months ended March 31, 2021, was $923,000 compared to $1,130,000 for the nine months ended March 31, 2020. The $207,000 decrease in pre-tax loss was attributable to a decrease of $3,136,000 in gross profit offset by a decrease of $2,362,000 in SG&A and an increase of $982,000 in net other income.

Income Tax Provision (Benefit)

Income tax provision was $0 and $10,000 for the three and nine months ended March 31, 2021, respectively and $0 for the three and nine months ended March 31, 2020, respectively. See Liquidity and Capital Resources - Deferred Income Tax Assets below for more information.

Net Income (Loss)

Net income was $118,000 for the quarter ended March 31, 2021, compared to a net loss of $1,091,000 for the quarter ended March 31, 2020. Net loss was $932,000 for the nine months ended March 31, 2021, compared to $1,130,000 for the nine months ended March 31, 2020. The reasons for the changes in net income (loss) are the same as explained above under the heading Net Income (Loss) Before Income Tax.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders decreased $1,261,000 to $64,000 for the quarter ended March 31, 2021, compared to $1,325,000 for the quarter ended March 31, 2020. The decrease in net loss attributable to common stockholders for the quarter is due primarily to a $1,209,000 increase in net income. On a per share basis, net loss attributable to common stockholders was $(0.00) per share for the quarter ended March 31, 2021, compared to $(0.13) per share for the quarter ended March 31, 2020.

Net loss attributable to common stockholders decreased $299,000 to $1,542,000 for the nine months ended March 31, 2021, compared to $1,841,000 for the nine months ended March 31, 2020. The decrease in net loss attributable to common stockholders is due primarily to a $208,000 decrease in net loss. On a per share basis, net income attributable to common stockholders was $(0.10) per share for the nine months ended March 31, 2021, compared to $(0.20) per share for the nine months ended March 31, 2020.

Liquidity and Capital Resources

We have historically financed operations through cash from operating activities, available cash reserves, borrowings under a line of credit facility (see, Line of Credit, below) and proceeds from the sale of our equity securities. As of March 31, 2021, we had $4,651,000 in cash and cash equivalents and restricted cash, compared to $2,316,000 as of June 30, 2020. During the nine months ended March 31, 2021 and 2020, we had positive cash flows from operating activities.

Working capital was $9,675,000 as of March 31, 2021, compared to working capital of $8,396,000 as of June 30, 2020. The current ratio was 1.8 to 1 as of March 31, 2021 and 2.1 to 1 as of June 30, 2020. Current assets were 52.8% of total assets as of March 31, 2021, and 42.8% of total assets as of June 30, 2020.

We believe that our cash generated from operations, current capital resources including equity sale proceeds, and available credit provide sufficient liquidity to fund operations for the next 12 months. However, the continuing effects of the COVID-19 pandemic could have an adverse effect on our liquidity and cash and we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times.

 In March 2020, we entered into an equity distribution agreement with Canaccord Genuity LLC and Roth Capital Partners LLC, pursuant to which we arranged to offer and sell shares of our common stock in an at-the-market offering (“ATM”) under a registration statement previously filed by us on Form S-3 with the SEC. On March 13, 2020, we filed a Prospectus Supplement amending the registration statement and commenced the ATM. Under the terms of the equity distribution agreement, we may sell shares of our common stock in an aggregate amount of up to $10,000,000, with Canaccord Genuity LLC and Roth Capital Partners LLC acting as our sales agents at market prices prevailing on The Nasdaq Capital Market at the time of the sale of such shares. We will pay Canaccord Genuity LLC and Roth Capital Partners, LLC a fixed commission rate equal to 3.0% of the gross sale price per share of common stock sold.

In February 2021, we sold an aggregate of 2,230,600 shares of common stock under the equity distribution agreement in the ATM. We incurred offering costs totaling $138,000, inclusive of commissions paid to the sales agents at a fixed rate of 3.0%, together with legal, accounting and filing fees. Net proceeds from the sale of the shares totaled $3,462,000. Proceeds were used to strengthen our liquidity and working capital position.

On April 29, 2020, we entered into a promissory note (the “Note”) with Bank of the West to evidence a loan to the Company in the amount of $3,477,412 under the Paycheck Protection Program (the “PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”).

In accordance with the requirements of the CARES Act, we have used the proceeds from the loan exclusively for qualified expenses under the PPP, including payroll costs, mortgage interest, rent, and utility costs, as further detailed in the CARES Act and applicable guidance issued by the SBA. Interest will accrue on the outstanding balance of the Note at a rate of 1.00% per annum. We have applied for forgiveness of all amounts due under the Note, in an amount equal to the sum of qualified expenses under the PPP incurred during the 24 weeks following initial disbursement (the "Covered Period"). Notwithstanding our expected eligibility to obtain forgiveness, no assurance can be given that we will obtain forgiveness of all or any portion of amounts due under the Note.

Subject to any forgiveness granted under the PPP, the Note is scheduled to mature two years from the date of initial disbursement and is payable in monthly installments beginning 10 months after completion of the 24 week Covered Period. Upon mutual agreement, Dynatronics and Bank of the West may extend the term of the Note to five years. The Note may be prepaid at any time prior to maturity without penalty. The Note contains customary provisions related to events of default, including, among others, failure to make payments, bankruptcy, breaches of representations, significant changes in ownership, and material adverse effects. The occurrence of an event of default may result in the collection of all amounts owing under the Note, and/or filing suit and obtaining judgment against us. Our obligations under the Note are not secured by any collateral or personal guarantees.

On April 2, 2021, we entered into a Purchase and Sale Agreement for the sale of our former manufacturing facility building located at 6607 Mountainview Road, Ooltewah, Tennessee for a purchase price of $1.75 million USD. Consummation of the sale is subject to customary closing conditions and is anticipated in the quarter ending June 30, 2021. There can be no assurance that the sale will be consummated. The agreement also contains customary representations, warranties and covenants, and other terms and conditions.

Cash and Cash Equivalents

Our cash and cash equivalents and restricted cash position increased $2,335,000 to $4,651,000 as of March 31, 2021, compared to $2,316,000 as of June 30, 2020. The primary source of cash in the nine months ended March 31, 2021, was $314,000 of net cash provided by operating activities and $2,109,000 of net cash provided by financing activities.

Trade Accounts Receivable and Other  Receivables

Trade accounts receivable, net of allowance for doubtful accounts, increased approximately $910,000, or 18.6%, to $5,803,000 as of March 31, 2021, from $4,894,000 as of June 30, 2020. The increase was driven primarily by an increase in sales compared to the quarter ended June 30, 2020. Trade accounts receivable represent amounts due from our customers, including dealers and distributors that purchase our products for redistribution, medical practitioners, clinics, hospitals, colleges, universities and sports teams. We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical experience and relationships with our customers. Accounts receivable are generally collected within approximately 40 days of invoicing.

As of March 31, 2021, other receivables include $830,000 due from our contract manufacturer for raw materials components provided for use in the production of our products and $747,000 due from the U.S. federal government from the employee retention credit.

Inventories

Inventories, net of reserves, decreased $1,519,000 or 18.2%, to $6,852,000 as of March 31, 2021, compared to $8,372,000 as of June 30, 2020. The decrease was primarily due to steps taken to right-size incoming material purchases and adjust inventory management as part of our working capital plans in response to the impacts of COVID-19, including supply chain disruptions. In addition, the decrease is due to raw materials components being sold to our contract manufacturer for use in the production of our products. We believe that our allowance for inventory obsolescence is adequate based on our analysis of inventory, sales trends, and historical experience.

Accounts Payable

Accounts payable increased approximately $793,000 or 26.3%, to $3,807,000 as of March 31, 2021, from $3,014,000 as of June 30, 2020. The increase was driven primarily by an increase in inventory purchases related to increased sales and timing of payments.

Line of Credit

Our line of credit balance decreased $1,013,000 to $0 as of March 31, 2021, compared to $1,013,000 as of June 30, 2020. The decrease was driven primarily by positive cash flows from operating activities. As of March 31, 2021, there was approximately $4,500,000 available to borrow.

Debt

  Long-term debt decreased $104,000 to $3,501,000 as of March 31, 2021, compared to $3,605,000 as of June 30, 2020. Our long-term debt is primarily comprised of the PPP Note and also includes loans related to equipment and a vehicle. The principal balance on the PPP Note is $3,477,412, of which $3,041,000 is classified as current debt at March 31, 2021.

Finance Lease Liability

Finance lease liability as of March 31, 2021 and June 30, 2020 totaled approximately $2,677,000 and $2,914,000, respectively. Our finance lease liability consists primarily of the lease on our facility located in Cottonwood Heights, Utah (the "Utah Building"). In conjunction with the sale and leaseback of our Utah Building in August 2014, we entered into a 15-year lease, classified as a finance lease, originally valued at $3,800,000. The building lease asset is amortized on a straight-line basis over 15 years at approximately $252,000 per year. Total accumulated amortization related to the leased building is approximately $1,680,000 at March 31, 2021. The sale generated a profit of $2,300,000, which is being recognized straight-line over the life of the lease at approximately $150,000 per year as an offset to amortization expense. The balance of the deferred gain as of March 31, 2021 is $1,266,000. Lease payments, currently approximately $30,000, are payable monthly and increase annually by approximately 2% per year over the life of the lease. Imputed interest for the three and nine months ended March 31, 2021 was approximately $35,000 and $109,000, respectively. Imputed interest for the three and nine months ended March 31, 2020 was approximately $40,000 and $118,000, respectively. In addition to the Utah building, we have certain equipment leases that we have determined are finance leases.

Operating Lease Liability

 Operating lease liability as of March 31, 2021 and June 30, 2020 totaled approximately $2,692,000 and $3,358,000, respectively. Our operating lease liability consists primarily of building leases for office, manufacturing, warehouse and storage space.

Deferred Income Tax Assets

A valuation allowance is required when there is significant uncertainty as to the realizability of deferred income tax assets. The ability to realize deferred income tax assets is dependent upon our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have determined that we do not meet the “more likely than not” threshold that deferred income tax assets will be realized. Accordingly, a valuation allowance is required. Any reversal of the valuation allowance in future periods will favorably impact our results of operations in the period of reversal. As of March 31, 2021 and June 30, 2020, we recorded a full valuation allowance against our net deferred income tax assets. This resulted in no reported income tax expense associated with the operating profit reported during the three and nine months ended March 31, 2021.

Stock Repurchase Plans

We have a stock repurchase plan available to us at the discretion of the Board of Directors. Approximately $449,000 remained of this authorization as of March 31, 2021. No purchases have been made under this plan since September 2011.

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no off-balance sheet arrangements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DYNATRONICS CORPORATION

Date: May 13, 2021	By:	/s/ John A. Krier
John A. Krier
President and Chief Executive Officer (Principal Executive Officer)