Form 10-K
period 2021-06-30
DYNATRONICS CORP
filed 2021-09-23
CIK 720875

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2021.

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

The aggregate market value of the common stock of the registrant held by non-affiliates computed by reference to the price at which the common stock was last sold on December 31, 2020 (the last day of the registrant’s most recently completed second fiscal quarter), was approximately $9.5 million.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of September 20, 2021, there were 17,574,296 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on November 18, 2021 are incorporated by reference into Part III.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including documents incorporated herein by reference, contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, but are not limited to: any projections of net sales, earnings, or other financial items; expectations in connection with the company’s announced business optimization plan, including improvements in cash flows and operating margins, outlook for fiscal year 2022, estimated reductions in revenues year-over-year in fiscal year 2022 operating results, expectations that the company will deliver improved annual gross margins and operating income in fiscal year 2022 compared to fiscal year 2021, and expectations regarding reduction in occupied space in fiscal year 2022; any statements of the strategies, plans and objectives of management for future operations; any statements concerning the termination of certain low margin third party distributed products, or proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements can be identified by their use of such words as “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” or “anticipate” and similar references to future periods.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. These risks and uncertainties include, but are not limited to, the uncertainty regarding the impact or duration of the Novel Coronavirus Disease 2019 ("COVID-19") virus pandemic adversely affecting communities and businesses. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, those that are discussed in “Business” (Part I, Item 1 of this Form 10-K), “Risk Factors” (Part I, Item 1A of this Form 10-K), and throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7 of this Form 10-K). Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in forward-looking statements within this report. The forward-looking statements included in this report speak only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1.  Business

Company Background

Dynatronics Corporation designs, manufactures, and sells a broad range of products for clinical use in physical therapy, rehabilitation, pain management, and athletic training. Through its distribution channels, Dynatronics markets and sells to orthopedists, physical therapists, chiropractors, athletic trainers, sports medicine practitioners, clinics, and hospitals. The Company's products are marketed under a portfolio of high-quality, well-known industry brands including Bird & Cronin®, Solaris™, Hausmann™, Physician's Choice®, and PROTEAM™ , among others.

Unless the context otherwise requires, all references in this report to “registrant,” “we,” “us,” “our,” “Dynatronics,” or the “Company” refer to Dynatronics Corporation, a Utah corporation, and our wholly owned subsidiaries. In this report, unless otherwise expressly indicated, references to “dollars” and “$” are to United States dollars.

Business Strategy

Dynatronics is a leading manufacturer of restorative products known for trusted high-quality brands, on-time delivery, and superior customer care. We are executing a strategy to significantly grow our organization organically and through a value-driven acquisition program in order to realize our vision to become the recognized standard in restorative solutions. We intend to provide value to clinicians, investors, and all stakeholders by executing on our core strategy of sustained revenue growth, strong financial performance, and focused business development.

Corporate Information

Dynatronics Corporation is a Utah corporation founded in 1983 as Dynatronics Laser Corporation to acquire our predecessor company, Dynatronics Research Company, which was also a Utah corporation, formed in 1979. Our principal executive offices are located at 1200 Trapp Road, Eagan, Minnesota, 55121, and our telephone number is (801) 568-7000. Our website address is www.dynatronics.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and documents we file with the Securities and Exchange Commission (or “SEC”) are available via a link to the SEC’s website www.sec.gov on our website under the “Investors” tab, which directs you to our page at https://irdirect.net/dynt. Available on this website as a portal, investors can find or navigate to pertinent information about us, including copies of the reports described above, as well as other information such as the following:

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

We operate on a fiscal year ending June 30. For example, reference to fiscal year 2021 refers to the fiscal year ended June 30, 2021. All references to financial statements in this report refer to the consolidated financial statements of our parent company, Dynatronics Corporation, and our wholly-owned subsidiaries, Bird & Cronin, LLC, Hausmann Enterprises, LLC, and Dynatronics Distribution Company, LLC.

Recent Developments

Business Optimization

In April, 2021, we committed to a strategic business optimization plan to eliminate approximately 1,600 SKUs of low-margin, third-party distributed products and streamline physical therapy and rehabilitation product sales exclusively to dealers. Sales of distributed products has been declining and the maintenance of our own direct sales force has been perceived as competing with some of our customers. These actions were taken as part of our efforts to improve gross margins and profitability over the long-term. The elimination of distributed products and our direct sales channel has reduced complexity and associated support costs, while enhancing our focus on the higher margin products we manufacture, and on our customers. The optimization plan was substantially complete as of June 30, 2021. We anticipate that the elimination of our distributed products portfolio will result in an approximate $11 million reduction in annual net sales for fiscal year 2022 compared to fiscal year 2021, but that annual gross margin and operating income in fiscal year 2022 will improve relative to fiscal year 2021.

Total costs associated with these exit activities were $1,001,000 during the year ended June 30, 2021, and consisted of cash charges totaling $158,000 and non-cash charges totaling $843,000. Cash charges included employee severance and retention costs. Non-cash charges included: (1) $488,000 related to excess and obsolete inventory, (2) $255,000 related to allowances for doubtful accounts receivable, (3) $67,000 related to impairment of property and equipment, and (4) $33,000 related to impairment of intangible assets. Charges associated with excess and obsolete inventory are included in costs of sales in the consolidated statements of operations. All other charges are included in selling, general, and administrative expenses in the consolidates statements of operations. We do not expect to incur additional charges associated with these exit activities. Accrued severance at June 30, 2021, of $158,000, is expected to be settled within three months.

Tennessee Building Sale

On April 2, 2021, we entered into a Purchase and Sale Agreement for the sale of our former manufacturing facility building located at 6607 Mountainview Road, Ooltewah, Tennessee for a purchase price of $1,750,000. On May 13, 2021, Dynatronics and Maple Leaf Realco VII, LLC closed the sale, resulting in net proceeds of $1,650,000, for a gain of $812,000.

Forgiveness of Paycheck Protection Program Loan

On April 29, 2020, we entered into a promissory note with Bank of the West to evidence a loan in the amount of $3,477,000 under the paycheck protection program established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration.  On June 29, 2021, we received notification from Bank of the West that the SBA approved the Company's forgiveness application for the entire balance of the promissory note for $3,518,000, including all accrued interest thereon, leaving the Company with a remaining Note balance of zero as of June 30, 2021.

Our Products

We sell products that we manufacture. Historically, we also sold and distributed products that were manufactured by unrelated third parties. To distinguish between these types of products, in this report we refer to products manufactured by any of our Dynatronics affiliated entities or contract manufacturer as “Manufactured Products”, and we refer to our products that we distributed that were manufactured by third parties as “Distributed Products” . Manufactured Products accounted for approximately 79% of our net sales (excluding freight, repairs, and miscellaneous items) in fiscal year 2021.

We offer a broad range of restorative products for clinical use in physical therapy, rehabilitation, orthopedics, pain management, and athletic training. Our offerings include orthopedic soft bracing products, treatment tables, rehabilitation equipment, therapeutic modalities, and related supplies.

We are consistently recognized as Best in Class by our various distribution, OEM, and branded partners for our trusted high-quality products, on-time delivery, and superior customer care.

Our products are used primarily by orthopedists, physical therapists, chiropractors, athletic trainers, sports medicine practitioners, clinics, and hospitals.

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

Our Solaris®, Hausmann™, and PROTEAM™ brands include products for physical therapy, rehabilitation, and athletic training. These products include treatment tables, rehabilitation equipment, therapeutic modalities, and related supplies.

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

Treatment Tables, Exercise and Rehabilitation Equipment
We manufacture and distribute a premium line of power and manually operated treatment tables, mat platforms, work tables, parallel bars, training stairs, weight racks, and other related equipment. These products are essential to treating patients in a variety of clinical settings.

Supplies
We manufacture and distribute various clinical supplies that include exercise bands and tubing, lotions and gels, orthopedic bracing, paper products, and other related supplies.

Sales Mix among Key Products

No single product accounted for more than 10% of total revenues in fiscal years 2021 and 2020. Sales of Manufactured Products represented approximately 79% and 75% of total product sales, excluding freight and other revenue, in fiscal years 2021 and 2020, respectively.

Patents and Trademarks

Patents. We own a United States patent on our thermoelectric technology that will remain in effect until February 2033. We also hold a United States patent on our combination traction/phototherapy technology that will remain in effect until December 2026, and a United States patent on our phototherapy technology that will remain in effect until August 2025.

Trademarks and Copyrights. We own trademarks used in our business, particularly marks relating to our corporate and product names. United States trademark registrations that are significant to our business include Dynatron®, Dynatron Solaris®, Dynaheat®, BodyIce®, Powermatic®, Bird & Cronin®, Physician’s Choice®, and the Hausmann designed logo.

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

Warranty Service

We provide a warranty on all Manufactured Products for time periods generally ranging in length from 90 days to five years from the date of sale. We service warranty claims on these products at our Utah, New Jersey and Minnesota sites depending on the product and service required. Our warranty policies are comparable to warranties generally available in the industry. Warranty claims are not material.

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

We have entered into agreements with independent clinics and hospitals, regional and national chains of physical therapy clinics and hospitals, integrated delivery networks, group purchasing organizations (“GPOs”), and government agencies. We sell products directly to these clinics, hospitals, and groups pursuant to preferred pricing arrangements. No single customer or group of related accounts was responsible for 10% or more of net sales in fiscal years 2021 and 2020.

We export products to approximately 30 different countries. Sales outside North America totaled approximately $1,160,000 in fiscal year 2021 (or approximately 2.4% of net sales) and $1,286,000 in fiscal year 2020 (or approximately 2.4% of net sales). We have no foreign manufacturing operations, but we purchase certain products and components from foreign manufacturers.

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

Manufacturing and Quality Assurance

We produce Manufactured Products at our facilities in Northvale, New Jersey, Eagan, Minnesota, and Cottonwood Heights, Utah. The production of products historically manufactured in our Ooltewah, Tennessee facility have been transferred to our New Jersey and Minnesota facilities. Our Manufactured Products utilize custom components both fashioned internally from sourced raw materials, as well as components purchased from third-party suppliers. All parts and components purchased from third-party suppliers meet established specifications. Trained staff performs all sub-assembly, final assembly and quality assurance testing by following established procedures. Our design and development process ensures that Manufactured Products meet specified design requirements. We strive to manage the suppliers of components and materials to ensure their quality and availability for our manufacturing teams.

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

Research and Development

Total research and development (“R&D”) expenses in fiscal year 2021 were $10,000, compared to approximately $95,000 in fiscal year 2020.

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

As a medical device manufacturer, we are required to register with the FDA and once registered we are subject to inspection for compliance with the FDA’s Quality Systems Regulations, as applicable. These regulations require us to manufacture our products and maintain related documents in a prescribed manner with respect to manufacturing, testing, and control activities. Further, we are required to comply with various FDA requirements for reportable events involving our devices. The FD&C Act and its medical device reporting regulations require us to provide information to the FDA if allegations are made that one of our products has caused or contributed to a death or serious injury, or if a malfunction of a product would likely cause or contribute to death or serious injury. The FDA also prohibits an approved device from being marketed for unapproved uses. All of our therapeutic treatment devices, as currently designed, are cleared for marketing under section 510(k) of the Medical Device Amendment to the FD&C Act, or are considered 510(k) exempt. If a device is subject to section 510(k) clearance requirements, the FDA must receive pre-market notification from the manufacturer of its intent to market the device. The FDA must find that the device is substantially equivalent to a legally marketed predicate device before the agency will clear the new device for marketing.

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

In March 2010, the Patient Protection and Affordable Care Act, known as the Affordable Care Act, and the Health Care and Education Reconciliation Act of 2010 were signed into law. The passage of the Affordable Care Act imposed new reporting and disclosure requirements for device manufacturers with regard to payments or other transfers of value made to certain healthcare providers. Specifically, any transfer of value exceeding $10 in a single transfer or cumulative transfers over a one-year period exceeding $100 to any statutorily defined practitioner (primarily physicians, podiatrists, and chiropractors) must be reported to the federal government by March 31st of each year for the prior calendar year. The data is assembled and posted to a publicly accessible website by September 30th following the March 31st reporting date. If we fail to provide these reports, or if the reports we provide are not accurate, we could be subject to significant penalties. Several states have adopted similar reporting requirements. We believe we are in compliance with the Affordable Care Act and we have systems in place designed to achieve continued compliance.

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

Failure to comply with applicable FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Any such action by the FDA could materially adversely affect our ability to successfully market our products. Our Utah, Minnesota and New Jersey facilities are subject to periodic inspection by the FDA for compliance with the FDA’s cGMP and other requirements, including appropriate reporting regulations and various requirements for labeling and promotion.

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

Seasonality

Our business is affected by some seasonality, which could result in fluctuation in our operating results. Sales are typically higher in our first and fourth fiscal quarters (the summer and spring months), while sales in our second and third fiscal quarters are generally lower (the fall and winter months). Therefore, our quarterly operating results are not necessarily indicative of operating results for the entire year, and historical operating results in a quarterly or annual period are not necessarily indicative of future operating results.

Employees

As of June 30, 2021, we employed 175 people, of which 170 were employed on a full-time basis. Certain of our employees (38 individuals) are subject to a collective bargaining agreement scheduled to expire in February 2022. We believe our labor relations with both union and non-union employees are satisfactory.

Item 1A. Risk Factors

In addition to the risks described elsewhere in this report and in certain of our other filings with the SEC, we have identified the following risks and uncertainties, among others, as risks that could cause our actual results to differ materially from those contemplated by us or by any forward-looking statement contained in this report. These risks and uncertainties include, but are not limited to, the uncertainty regarding the impact or duration of the Novel Coronavirus Disease 2019 ("COVID-19") virus pandemic that is adversely affecting communities and businesses, including ours. You should consider the following risk factors, in addition to the information presented elsewhere in this report, particularly under the heading "Cautionary Note Regarding Forward-Looking Statements," on page 1 of this report, and statements and disclosures contained in the sections “Part I, Item 1. Business,” “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,” as well as in the filings we make from time to time with the SEC, in evaluating us, our business and an investment in our securities. The fact that some of these risk factors may be the same or similar to those that we have included in other reports that we have filed with the SEC in past periods means only that the risks are present in multiple periods. We believe that many of the risks that are described here are part of doing business in the industry in which we operate and will likely be present in all periods. The fact that certain risks are endemic to the industry does not lessen their significance.

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

In particular, we are actively monitoring the impact of the COVID-19 pandemic on our supply chain and our consolidated results of operations. Due to restrictions resulting from the pandemic, global supply may become constrained, which may cause the price of certain ingredients and raw materials used in our products to increase and/or we may experience disruptions to our operations.

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

We have a history of losses, and we may not sustain profitability in the future. Although we had net income in fiscal year 2021, we have incurred net losses for nine of the last 10 previous fiscal years. We cannot predict when we will again achieve profitable operations or that we will not require additional financing to fulfill our business objectives. We may not be able to increase revenue in future periods, and our revenue could decline or grow more slowly than we expect. We may incur significant losses in the future for many reasons, including due to the risks described in this report.

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

Failures in, material damage to, or interruptions in our information technology systems, software or websites, including as a result of cyber-attacks, and difficulties in updating our existing software or developing or implementing new software, could have a material adverse effect on our business or results of operations. We depend increasingly on our information technology systems in the conduct of our business. For example, we own, license or otherwise contract for sophisticated technology and systems to do business online with customers, including for order entry and fulfillment, processing and payment, product shipping and product returns. We also maintain internal and external communications, product inventory, supply, production and enterprise management, and personnel information on information systems. Our information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches and natural and man-made disasters. In particular, from time to time we and third parties who provide services for us experience cyber-attacks, attempted breaches of our or their information technology systems and networks or similar events, which could result in a loss of sensitive business or customer information, systems interruption or the disruption of our operations. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and may be difficult to detect for long periods of time, and accordingly we may be unable to anticipate and prevent all data security incidents. Like many businesses, our systems come under frequent attack from third parties. We are required to expend capital and other resources to protect against such cyber-attacks and potential security breaches or to alleviate problems caused by such potential breaches or attacks. Despite the constant monitoring of our technology systems and hiring of specialized third parties to identify and address any vulnerabilities through implementation of multi-tiered network security measures, it is possible that computer programmers and hackers, or even internal users, may be able to penetrate, create systems disruptions or cause shutdowns of our network security or that of third-party companies with which we have contracted. As a result, we could experience significant disruptions of our operations and incur significant expenses addressing problems created by these breaches. Such unauthorized access could disrupt our business and could result in a loss of revenue or assets and any compromise of customer information could subject us to customer or government litigation and harm our reputation, which could adversely affect our business and growth. Although we maintain cyber liability insurance that provides liability and insurance coverages, subject to limitations and conditions of the policies, our insurance may not be sufficient to protect against all losses or costs related to any future breaches of our systems.

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

A significant percentage of our workforce is subject to a collective bargaining agreement. Approximately 22% of our workforce is subject to a collective bargaining agreement, which is subject to negotiation and renewal every three years. The current agreement is scheduled to expire in February 2022. Our inability to negotiate the renewal of this collective bargaining agreement, or any prolonged work stoppages, could have a material adverse effect on our business, results of operations, financial condition and cash flows. We cannot ensure that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor, or that a breakdown in such negotiations will not result in the disruption of our operations. In addition, employees who are not currently represented by labor unions may seek representation in the future. Although we have generally enjoyed good relations with both our union and non-union employees, if we are subject to labor actions, we may experience an adverse impact on our operating results.

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

Certain of the products we sell are subject to market and technological obsolescence. We currently offer approximately 8,000 products or variations of products. If our customers discontinue purchasing a given product, we might have to record expense related to the diminution in value of inventories we have in stock, and depending on the magnitude, that expense could adversely impact our operating results. In addition to the products of others that we distribute, we design and manufacture our own medical devices and products. We may be unable to effectively develop and market products against the products of our competitors in a highly competitive industry. Our present or future products could be rendered obsolete or uneconomical by technological advances by our competitors. Competitive factors include price, customer service, technology, innovation, quality, reputation and reliability. Our competition may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, have greater financial, marketing and other resources than us or be more successful in attracting potential customers, employees and strategic partners. Given these factors, we cannot guarantee that we will be able to continue our level of success in the industry.

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

Our stock price has been volatile and we expect that it will continue to be volatile. For example, during the year ended June 30, 2021, the selling price of our common stock ranged from a high of $2.56 to a low of $0.52. The volatility of our stock price can be due to many factors, including:

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

The COVID-19 global pandemic has increased capital markets volatility. The global stock markets have experienced, and may continue to experience, significant volatility as a result of the COVID-19 pandemic, and the price of our common stock has been volatile in recent months. The COVID-19 pandemic and the significant uncertainties it has caused for the global economy, business activity, and business confidence have had, and are likely to continue to have, a significant effect on the market price of securities generally, including our securities. For example, in the 12 months ended June 30, 2021, the sales price on The Nasdaq Capital Market for our common stock ranged from a low of $0.52 to a high of $2.56 per share. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others, the current and future public response and investor reaction to rumors or factual reports of global events, terrorism, outbreaks of disease and other natural disasters, such as the COVID-19 or coronavirus pandemic and the other factors discussed in this report and in our other reports and documents filed with the SEC.

Investors in our securities may experience substantial dilution upon the conversion of preferred stock to common, exercise of stock options and warrants, future issuances of stock, grants of restricted stock and the issuance of stock in connection with acquisitions of other companies. Our articles of incorporation authorize the issuance of up to 100,000,000 shares of common stock and 50,000,000 shares of preferred stock. Our Board of Directors has the authority to issue additional shares of common and preferred stock up to the authorized capital stated in the articles of incorporation. The Board may choose to issue some or all of such shares of common or preferred stock to acquire one or more businesses or to provide additional financing in the future. As of September 20, 2021, we had outstanding a total of 1,992,000 shares of Series A 8% Convertible Preferred Stock (the “Series A Preferred”), and 1,359,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred”), as well as warrants for the purchase of approximately 4,323,500 shares of common stock. The Series A Preferred and Series B Preferred shares are convertible into a total of 3,351,000 shares of common stock. The conversion of these outstanding shares of preferred stock and the exercise of the warrants would result in substantial dilution to our common shareholders. In addition, from time to time, we have issued and we expect we will continue to issue stock options or restricted stock grants or similar awards to employees, officers, and directors pursuant to our equity incentive award plans. Investors in our equity securities may expect to experience dilution as these awards vest and are exercised by their holders and as the restrictions lapse on the restricted stock grants. We also may issue stock or stock purchase warrants for the purpose of raising capital to fund our growth initiatives, in connection with acquisitions of other companies, or in connection with the settlement of obligations or indebtedness, which would result in further dilution of existing shareholders. The issuance of any such shares of common or preferred stock may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares of common stock or securities convertible into or exercisable for the purchase of common stock, such issuance also will cause a reduction in the proportionate ownership and voting power of all other shareholders and may result in a change in control of the Company.

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

The concentration or potential concentration of equity ownership by Prettybrook Partners, LLC and its affiliates may limit your ability to influence corporate matters. As of June 30, 2021, Prettybrook Partners, LLC and its managing directors and affiliates (collectively “Prettybrook”), owned approximately 1,790,000 shares of common stock, 1,070,000 shares of Series A Preferred, and 300,000 shares of Series B Preferred. These securities represent approximately 15% of the voting power of our issued and outstanding equity securities. Under the terms of the Series A Preferred, by agreement with us and the remaining holders of the Series A Preferred, Prettybrook has the right to appoint up to three members of our seven-member Board of Directors (the Preferred Directors) and has appointed a non-voting observer to the Board. Moreover, the exercise of warrants issued to Prettybrook in the Series A Preferred financing and the Series B Preferred financing transactions in which Prettybrook was an investor could further enable Prettybrook to exert significant control over operations and influence over all corporate activities, including the election or removal of directors and the outcome of tender offers, mergers, proxy contests or other purchases of common stock that could give our shareholders the opportunity to realize a premium over the then-prevailing market price for their shares of common stock. This concentrated control will limit your ability to influence corporate matters and, as a result, we may take actions that our shareholders do not view as beneficial. In addition, such concentrated control could discourage others from initiating changes of control. In such cases, the perception of our prospects in the market and the market price of our common stock may be adversely affected.

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

Our ability to issue preferred stock could delay or prevent takeover attempts. As of September 20, 2021, we had 3,351,000 shares of convertible preferred stock outstanding and our Board of Directors has the authority to cause us to issue, without any further vote or action by the shareholders, up to approximately 46,649,000 additional shares of preferred stock, no par value per share, in one or more series, and to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series of preferred stock. In the event of issuance, the preferred stock could be used as a method of discouraging, delaying, deferring or preventing a change in control without further action by the shareholders, even where shareholders might be offered a premium for their shares. Although we have no present intention to issue any shares of our preferred stock, we may do so in the future under appropriate circumstances.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease an 85,000 square-foot manufacturing, warehouse, and office facility in Eagan, Minnesota, which houses our corporate headquarters and principal executive offices. Lease payments are $50,000 per month. The original term of the lease was for three years, commencing in October 2017. The lease provided for two, two-year optional extensions. We have extended the term of the lease through October 2022. The landlord is Bird & Cronin, Inc., from which we acquired the Bird & Cronin assets and operations in 2017. The lease was negotiated at arms’ length as part of the Bird & Cronin acquisition. We believe that the terms of the agreement are commercially reasonable for the market in which the facility is located.

We lease a 60,000 square-foot manufacturing and office facility in Northvale, New Jersey to house our Hausmann Enterprises, LLC operations. The initial two-year term of this lease commenced in April 2017, with monthly lease payments of $30,000 for the first year and 2% increases in each subsequent year. The lease provides for two options to extend the term of the lease for two years per extension term, subject to annual 2% per year increases in base rent, and a third extension option at the end of the second option term for an additional five years at fair market value. We have exercised options to extend the term of the lease through April 2023. The landlord is a stockholder and the previous owner of the assets and operations acquired in 2017. The lease was negotiated at arms’ length as part of the Hausmann acquisition. We believe that the terms of the agreement are commercially reasonable for the market in which the facility is located.

We lease a 36,000 square-foot manufacturing, warehouse, and office facility in Cottonwood Heights, Utah. We sold the building in August 2014, and now lease it back from the purchaser. The monthly lease payment is approximately $30,000 and the lease terminates in 2029. We account for the lease-back agreement as a finance lease which results in depreciation and implied interest expense each period, offset by an amortized gain on the sale of the property. Overall the net monthly occupancy cost of this lease is $30,000. We are currently exploring leasing a portion of the building to a third-party and have engaged a broker to assist us.

We believe the facilities described above are adequate for our current needs and that they will accommodate our presently expected growth and operating needs. As our business continues to grow, additional facilities or the expansion of existing facilities may be required.

               We also own computer equipment, and equipment used in the manufacture and assembly of our products. The nature of this equipment is not specialized and replacements may be readily obtained from any of a number of suppliers.

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

Fiscal Year Ended June 30,	2021		2020
	High	Low	High	Low
1st Quarter (July-September)	$1.07	$0.63	$1.86	$1.00
2nd Quarter (October-December)	$0.93	$0.52	$1.28	$0.63
3rd Quarter (January-March)	$2.56	$0.80	$3.70	$0.81
4th Quarter (April-June)	$1.38	$1.01	$1.30	$0.63

Outstanding Common Shares and Number of Shareholders

As of September 20, 2021, we had approximately 17,574,296 shares of common stock issued and outstanding and approximately 400 shareholders of record, not including shareholders whose shares are held in “nominee” or “street” name by a bank, broker or other holder of record.

Dividends

We have never paid cash dividends on our common stock. Our anticipated capital requirements are such that we intend to follow a policy of retaining earnings, if any, in order to finance the development of the business.

As of September 20, 2021, we had outstanding 1,992,000 shares of Series A Preferred and 1,359,000 shares of Series B Preferred. These series of preferred stock have rights and preferences that rank senior to or in certain circumstances, on par with, our common stock. The declarations of the rights and preferences of these series of preferred stock contain covenants that prohibit us from declaring and distributing dividends on our common stock without first making all distributions that are due to any senior securities. Dividends payable on the Series A and the Series B Preferred accrue at the rate of 8% per year and are payable quarterly. We may, at our option under certain circumstances, make distributions of these dividends in cash or in shares of common stock. When possible, we pay dividends on the Series A and Series B Preferred in shares of common stock. The formula for paying these dividends in common stock can change the effective yield on the dividend to more or less than 8% depending on the market price of the common stock at the time of issuance.

Sales of Equity Securities

During the year ended June 30, 2021, we sold an aggregate of 2,230,600 shares of common stock. We incurred offering costs totaling $138,000, inclusive of commissions paid to the sales agents at a fixed rate of 3.0%, together with legal, accounting and filing fees. Net proceeds from the sale of the shares totaled $3,462,000.

Purchases of Equity Securities

We did not purchase any shares of common stock during the year ended June 30, 2021 or in the prior nine fiscal years.

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

Results of Operations

Fiscal Year 2021 Compared to Fiscal Year 2020

Net Sales

Net sales in fiscal year 2021 decreased $5,610,000, or 10.5%, to $47,799,000, compared to net sales of $53,409,000 in fiscal year 2020. The year-over-year decrease is primarily due to the continued impact of COVID-19, including reduced demand for our products, reduced capacity and operating hours, supply chain disruptions, and extended handling times.

Gross Profit

Gross profit for the year ended June 30, 2021 decreased $2,212,000, or 14.7%, to $12,886,000, or 27.0% of net sales. By comparison, gross profit for the year ended June 30, 2020 was $15,098,000, or 28.3% of net sales. The year-over-year decrease in gross profit was attributable to: (1) lower sales, which reduced gross profit by approximately $1,586,000 and (2) reduced gross margin percent, which reduced gross profit by approximately $626,000. The year-over-year decrease in gross margin percentage to 27.0% from 28.3% was due primarily to $488,000 in costs associated with exit activities as a result of optimizing the business, higher freight and material costs, and lower efficiency of the production process as a result of lower sales. These items were partially offset by the benefit of the employee retention credit under the CARES Act, as amended, of $175,000 in the year ended June 30, 2021.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses decreased $1,445,000, or 8.0%, to $16,646,000 for the year ended June 30, 2021, compared to $18,091,000 for the year ended June 30, 2020. Selling expenses decreased $1,383,000 compared to the prior year period, due primarily to lower commission expense on lower sales and decreased sales management salaries during the year. General and administrative ("G&A") expenses decreased $62,000 compared to the prior-year period, driven primarily by a decrease in payroll and benefit costs as a result of headcount reductions. This decrease included the benefit of the employee retention credit of $216,000. These reductions were partially offset by $513,000 in costs associated with exit activities as a result of optimizing the business.

Interest Expense

Interest expense decreased approximately $220,000, or 50.5%, to $216,000 for the year ended June 30, 2021, compared to $436,000 for the year ended June 30, 2020. The decrease in interest expense is primarily related to lower interest rates and lower average borrowings on our line of credit resulting in interest charges of $30,000 for the year ended June 30, 2021, compared to $196,000 for the year ended June 30, 2020. A large component of interest expense is imputed interest related to the sale/leaseback of our Utah facility, which totaled $143,000 and $156,000, respectively, for the years ended June 30, 2021 and 2020. Interest expense also included interest on the mortgage on our Tennessee property, interest on our paycheck protection program loan, imputed interest related to other capital leases, and interest paid on equipment loans for office furnishings and vehicles.

Gain on Extinguishment of Debt

Gain on extinguishment of debt increased to $3,518,000 for the year ended June 30, 2021 compared to $0 for year ended June 30, 2020 due to a gain on extinguishment of our paycheck protection program loan.

Other Income (Expense)

Other income increased approximately $2,456,000 to $2,449,000 for the year ended June 30, 2021, compared to other expense of $7,000 for the year ended June 30, 2020. The increase in other income is primarily due to: (1) a $717,000 gain on the sale of property and equipment, principally, our Tennessee property, and (2) a $1,726,000 employee retention credit for funds received or receivable from the U.S. federal government under the CARES Act.

Net Income (Loss) Before Income Tax

Pre-tax income for the year ended June 30, 2021 was $1,991,000 compared to a loss of $3,436,000 for the year ended June 30, 2020. The $5,427,000 increase in pre-tax income was primarily attributable to a decrease of $2,212,000 in gross profit, offset by a decrease of $1,445,000 in SG&A, $220,000 in interest expense, and an increase of $5,974,000 in other income.

Income Tax

Income tax benefit was $10,000 in fiscal year 2021 and 2020.

Net Income (Loss)

Net income for the year ended June 30, 2021 was $2,001,000 compared to net loss of $3,425,000 for the year ended June 30, 2020. The reasons for the change in net loss are the same as those given under the headings Net Income (Loss) Before Income Tax and Income Tax in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Net Income (Loss) Attributable to Common Stockholders

Net income attributable to common stockholders increased $5,526,000 to $1,209,000 ($0.08 per share) for the year ended June 30, 2021, compared to a loss of $4,317,000 ($0.42 per share) for the year ended June 30, 2020. The increase in net income attributable to common stockholders for the year is due primarily to: (1) a $5,427,000 increase in net income; (2) a $122,000 decrease in deemed dividends on convertible preferred stock and accretion of discounts; and (3) a $23,000 increase in preferred stock dividends.

Liquidity and Capital Resources

We have historically financed operations through cash from operating activities, available cash reserves, borrowings under a line of credit facility (see Line of Credit, below) and proceeds from the sale of our equity securities. As of June 30, 2021, we had $6,102,000 in cash and cash equivalents, compared to $2,216,000 as of June 30, 2020. During fiscal year 2021 and 2020, we generated positive cash flows from operating activities.

Working capital was $12,433,000 as of June 30, 2021, compared to working capital of $8,396,000 as of June 30, 2020. The current ratio was 2.5 to 1 as of June 30, 2021 and 2.1 to 1 as of June 30, 2020. Current assets were 53.4% of total assets as of June 30, 2021, and 42.8% of total assets as of June 30, 2020.

We believe that our cash generated from operations, current capital resources including recent equity proceeds, and available credit provide sufficient liquidity to fund operations for the next 12 months. However, the continuing effects of the COVID-19 pandemic could have an adverse effect on our liquidity and cash and we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times.

In March 2020, we entered into an equity distribution agreement with Canaccord Genuity LLC and Roth Capital Partners LLC, pursuant to which we arranged to offer and sell shares of our common stock in an at-the-market offering (“ATM”) under a registration statement previously filed by us on Form S-3 with the Securities and Exchange Commission. On March 13, 2020, we filed a Prospectus Supplement amending the registration statement (as amended, the "Original Registration Statement") and commenced the ATM. Under the terms of the equity distribution agreement, we may sell shares of our common stock in an aggregate amount of up to $10,000,000, with Canaccord Genuity LLC and Roth Capital Partners LLC acting as our sales agents at the market prices prevailing on The Nasdaq Capital Market at the time of the sale of such shares. We will pay Canaccord Genuity LLC and Roth Capital Partners, LLC a fixed commission rate equal to 3.0% of the gross sale price per share of common stock sold.

  In April 2020, we sold an aggregate of 3,200,585 shares of common stock under the equity distribution agreement in the ATM. We incurred offering costs totaling $238,000, inclusive of commissions paid to the sales agents at a fixed rate of 3.0%, together with legal, accounting and filing fees. Net proceeds from the sale of the shares totaled $2,287,000. Proceeds were used to strengthen our liquidity and working capital position. In February 2021, we sold an aggregate of 2,230,600 shares of common stock under the equity distribution agreement in the ATM. Offering costs were incurred totaling $138,000, inclusive of commissions paid to the sales agents at a fixed rate of 3.0%, together with legal, accounting and filing fees. Net proceeds from the sale of the shares totaled $3,462,000. Proceeds were used to strengthen the our liquidity and working capital position. In May 2021, we filed a registration statement on Form S-3 together with a Prospectus Supplement, for the purpose of replacing the Original Registration Statement, which expired after three years, pursuant to applicable SEC rules. The replacement registration statement provides for potential futures sales in conjunction with a prospectus supplement for up to $2,677,997 in common stock in the ATM.

Cash and Cash Equivalents and Restricted Cash

Our cash and cash equivalents and restricted cash position increased $3,938,000 to $6,254,000 as of June 30, 2021, compared to $2,316,000 as of June 30, 2020. The primary sources of cash in the year ended June 30, 2021, was $383,000 net cash provided by operating activities, $1,678,000 net proceeds from the sale of property and equipment, and $3,462,000 net proceeds from issuance of common stock. Primary uses of cash included net payments of $1,013,000 under our line of credit.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, increased approximately $749,000, or 15.3%, to $5,643,000 as of June 30, 2021, from $4,894,000 as of June 30, 2020. The increase was primarily due to an increase in sales in the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020. Trade accounts receivable represents amounts due from our customers including dealers and distributors, medical practitioners, clinics, hospitals, colleges, universities and sports teams. We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical experience and relationships with our customers. Accounts receivable are generally collected within approximately 40 days of invoicing.

Inventories

Inventories, net of reserves, decreased $1,846,000, or 22.0%, to $6,526,000 as of June 30, 2021, compared to $8,372,000 as of June 30, 2020. The decrease was primarily due to the elimination of low-margin third-party distributed products and outsourcing of therapeutic modality production to a third party manufacturer. During fiscal year 2021, we recorded in cost of goods sold $452,000 in non-cash write-offs of inventory related to discontinued product lines, excess repair parts, product rejected for quality standards, and other non-performing inventory, compared to inventory write-offs of $460,000 in fiscal year 2020. We believe that our estimate of the allowance for inventory reserves is adequate based on our historical knowledge and product sales trends.

Accounts Payable

Accounts payable increased approximately $724,000, or 24.0%, to $3,738,000 as of June 30, 2021, from $3,014,000 as of June 30, 2020. The increase in accounts payable was driven primarily by an increase in inventory purchases and timing of payments.

Line of Credit

  We have a line of credit with Bank of the West (“Line of Credit”) available pursuant to a loan and security agreement, as amended (the “Loan and Security Agreement”), that matures on January 15, 2022. Our obligations under the Line of Credit are secured by a first-priority security interest in substantially all of our assets. The Line of Credit requires a lockbox arrangement and contains affirmative and negative covenants, including covenants that restrict our ability to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of our business, and engage in transactions with affiliates. The agreement also contains financial covenants including a minimum monthly consolidated fixed charge coverage ratio which only applies when the excess availability amount under the Line of Credit is less than the greater of $1,000,000 or 10% of the borrowing base. As amended, the Loan and Security Agreement provides for revolving credit borrowings in an amount up to the lesser of $11,000,000 or the calculated borrowing base. The borrowing base is computed monthly and is equal to the sum of stated percentages of eligible accounts receivable and inventory, less a reserve. Amounts outstanding bear interest at LIBOR plus 2.25% (approximately 2.4% as of June 30, 2021). The Line of Credit is subject to a quarterly unused line fee of .25%.

Borrowings on the Line of Credit were $0 and $1,013,000 as of June 30, 2021 and 2020, respectively. As of June 30, 2021, there was approximately $4,960,000 available to borrow.

Debt

               Long-term debt decreased approximately $3,586,000 to approximately $19,000 as of June 30, 2021, compared to approximately $3,605,000 as of June 30, 2020. Our long-term debt is primarily comprised of loans related to equipment.

On April 29, 2020, we entered into a promissory note (the “Note”) with Bank of the West to evidence a loan in the amount of $3,477,000 under the paycheck protection program ("PPP") established under the CARES Act, administered by the U.S. Small Business Administration (“SBA”). In accordance with the requirements of the CARES Act, we used the proceeds from the loan exclusively for qualified expenses under the PPP, including payroll costs, mortgage interest, rent and utility costs, as further detailed in the CARES Act and applicable guidance issued by the SBA. Interest accrued on the outstanding balance of the Note at a rate of 1.00% per annum. On June 29, 2021, we received notification from Bank of the West that the SBA approved our forgiveness application for the entire balance of the Note for $3,518,000, including all accrued interest thereon, leaving the Company with a remaining Note balance of zero as of June 30, 2021. The gain on extinguishment of $3,518,000 is included in other income on the Consolidated Statement of Operations for the year ended June 30, 2021.

Finance Lease Liability

Finance lease liability as of June 30, 2021 and 2020 totaled approximately $2,596,000 and $2,914,000, respectively. Our finance lease obligations consist primarily of a building lease. In conjunction with the sale and leaseback of our Utah building in August 2014, we entered into a 15-year lease, classified as a finance lease, originally valued at $3,800,000. The building lease asset is amortized on a straight line basis over 15 years at approximately $252,000 per year. Total accumulated amortization related to the leased building is approximately $1,743,000 at June 30, 2021. The sale generated a profit of $2,300,000, which is being recognized straight-line over the life of the lease at approximately $150,000 per year as an offset to amortization expense. The balance of the deferred gain as of June 30, 2021 is $1,229,000. Lease payments, currently approximately $30,000, are payable monthly and increase annually by approximately 2% per year over the life of the lease. Imputed interest for the fiscal year ended June 30, 2021 was approximately $143,000. In addition to the Utah building, we lease certain equipment pursuant to arrangements which have been determined to be finance leases. As of June 30, 2021, future minimum gross lease payments required under the finance leases were as follows:

2022	$472,874
2023	445,280
2024	384,754
2025	392,446
2026	400,292
Thereafter	1,320,610
Total	$3,416,256

Operating Lease Liability

Operating lease liability as of June 30, 2021 and June 30, 2020 totaled approximately $2,470,000 and $3,358,000, respectively. Our operating lease liability consists primarily of building leases for office, manufacturing, warehouse and storage space.

Inflation

Cost inflation including increases in ocean container rates, raw material prices, labor rates, and domestic transportation costs have impacted profitability. Continued imbalances between supply and demand for these resources may continue to exert upward pressure on costs. Our ability to recover these costs increased through price increases may continue to lag the cost increases, resulting in downward pressure on margins.

Stock Repurchase Plan

In 2011, our Board of Directors adopted a stock repurchase plan authorizing repurchases of shares in the open market, through block trades or otherwise. Decisions to repurchase shares under this plan are based upon market conditions, the level of our cash balances, general business opportunities, and other factors. The Board may periodically approve amounts for share repurchases under the plan. As of June 30, 2021, approximately $449,000 remained available under this authorization for purchases under the plan. No purchases have been made under this plan since September 28, 2011.

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

Inventories

The nature of our business requires that we maintain sufficient inventory on hand at all times to meet the requirements of our customers. We record finished goods inventory at the lower of standard cost, which approximates actual cost (first-in, first-out) or market. Raw materials are recorded at the lower of cost (first-in, first-out) or market. Inventory valuation reserves are maintained for the estimated impairment of the inventory. Impairment may be a result of slow-moving or excess inventory, product obsolescence or changes in the valuation of the inventory. In determining the adequacy of reserves, we analyze the following, among other things:

●
Current inventory quantities on hand;
●
Product acceptance in the marketplace;
●
Customer demand;
●
Historical sales;
●
Forecast sales;
●
Product obsolescence;
●
Strategic marketing and production plans;
●
Technological innovations; and
●
Character of the inventory as a distributed item, finished manufactured item or raw material.

Any modifications to estimates of inventory valuation reserves are reflected in cost of goods sold within the statements of operations during the period in which such modifications are determined necessary by management. As of June 30, 2021, and 2020, our inventory valuation reserve balance, was approximately $627,000 and $568,000, respectively, and our inventory balance was $6,526,000 and $8,372,000, net of reserves, respectively.

Revenue Recognition

Our sales force and distributors sell Manufactured and Distributed Products to end users, including orthopedists, physical therapists, chiropractors, athletic trainers, sports medicine practitioners, clinics, and hospitals. Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied which occurs upon the transfer of control of a product. This occurs either upon shipment or delivery of goods, depending on whether the contract is FOB origin or FOB destination. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products to a customer. Contracts sometimes allow for forms of variable consideration including rebates and incentives. In these cases, the Company estimates the amount of consideration to which it will be entitled in exchange for transferring products to customers utilizing the most likely amount method. Rebates and incentives are estimated based on contractual terms or historical experience and a liability is maintained for rebates and incentives that have been earned but are unpaid. Revenue is reduced by estimates of potential future contractual discounts including prompt payment discounts. Provisions for contractual discounts are recorded as a reduction to revenue in the period sales are recognized. Estimates are made of the contractual discounts that will eventually be incurred. Contractual discounts are estimated based on negotiated contracts and historical experience. Shipping and handling activities are accounted for as fulfillment activities. As such, shipping and handling are not considered promised services to our customers. Costs for shipping and handling of products to customers are recorded as cost of sales.

Allowance for Doubtful Accounts

We must make estimates of the collectability of accounts receivable. In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $5,643,000 and $4,894,000, net of allowance for doubtful accounts of $399,000 and $185,000 as of June 30, 2021, and 2020, respectively.

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

Negative evidence:

● We have nine years of losses out of the last ten fiscal years as of June 30, 2021.

We place more weight on objectively verifiable evidence than on other types of evidence and management currently believes that available negative evidence outweighs the available positive evidence. We have therefore determined that we do not meet the “more likely than not” threshold that deferred tax assets will be realized. Accordingly, a valuation allowance is required. Any reversal of the valuation allowance will favorably impact our results of operations in the period of reversal. As of June 30, 2021 and June 30, 2020, we recorded a full valuation allowance against our net deferred income tax assets. The anticipated accumulated net operating loss carryforward as of June 30, 2021, is approximately $10,383,000, which will begin to expire in 2037.

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

Business Plan and Outlook

This past year our focus has been on driving profitability in our business through business optimization initiatives, while continuing to build our restorative products platform for long-term success.

On April 22, 2021, the Company announced its plans to eliminate low-margin distributed products, streamline sales exclusively to dealers, and focus sales and marketing efforts on products manufactured by Dynatronics. These optimization initiatives are expected to result in a reduction to revenue but also an increase to gross margin and operating income relative to fiscal year 2021.

Summary of Optimization Changes Announced

Drive Sales Growth and Better Partner with Customers

●
Eliminate approximately 1,600 SKUs of low-margin, third-party distributed products, which are unprofitable, low growth, and add complexity
●
Focus sales and marketing resources on products manufactured by Dynatronics
●
Streamline sales exclusively to dealers, thereby eliminating perceived competition with customers from historic direct sales efforts

Expand Margins and Profitability
●
Focus on higher margin, differentiated products manufactured by the Company
●
Consolidate support functions to reflect this focus
●
Target significant accretion to EBITDA and profitability through this optimization
●
Strengthen balance sheet via sustainable cash flow from operations, which can support additional investment and/or M&A in target markets

On August 9, 2021, the Company announced that the optimization initiatives announced on April 22, 2021 had been substantially completed as planned. The customer and dealer reaction to Dynatronics' optimization has been strong and early results have exceeded our base case expectation.

 We are confident that the steps we have taken will position the Company for success moving forward. In fiscal 2022 we are focused on executing our strategies as follows:
●
Drive sales through enhancing our partnerships with key strategic accounts, demand generation, and continuing to deliver superior customer care;
●
Increase our operating profitability through disciplined product portfolio management;
●
Pursue merger and acquisition opportunities in our core markets through pipeline management, disciplined valuation, and superior execution; and
●
Bolster our communication with the investor community through investor conferences and calls with equity research analysts and investors.

We are actively pursuing an acquisition strategy to consolidate other manufacturers in our core markets (i.e. physical therapy, rehabilitation, orthopedics, pain management, and athletic training). We are primarily seeking candidates that fall into the following categories:

●
Manufacturers in markets where we have a competitive advantage;
●
Tuck-in manufacturers in adjacent markets; and
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

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Dynatronics Corporation and subsidiaries (the “Company”) as of June 30, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2021, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimation of the Fair Value of Goodwill and Intangible Assets
As more fully described in Notes 1 and 4 to the consolidated financial statements, given the Company’s historical operating loss, the Company evaluated its goodwill and intangible assets for impairment as of the Company’s fiscal year-end.

Auditing the Company’s annual impairment assessments was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting units for goodwill and the fair value of the intangible assets. In particular, the fair value estimates were sensitive to significant assumptions, such as changes in the revenue growth rate, customer retention rate, expected cash outflows, gross margins, and other factors, which are affected by expectations about future market or economic conditions (including the effects of the global pandemic).

Our testing of the Company's measurements of fair value included, among other procedures, evaluating the significant assumptions and operating data used to estimate fair value.

We have served as the Company’s auditor since October 24, 2016.

/s/ Tanner LLC

Salt Lake City, Utah
September 23, 2021

DYNATRONICS CORPORATION
Consolidated Balance Sheets
For the Years Ended June 30, 2021 and 2020

Assets	2021	2020
Current assets:
Cash and cash equivalents	$6,102,447	$2,215,665
Restricted cash	151,197	100,636
Trade accounts receivable, less allowance for doubtful accounts of $398,887 and $184,713 as of June 30, 2021 and 2020, respectively	5,643,016	4,893,861
Other receivables	1,201,888	2,080
Inventories, net	6,526,095	8,371,842
Prepaid expenses	1,281,223	490,624

Total current assets	20,905,866	16,074,708

Property and equipment, net	3,328,185	4,941,517
Operating lease assets	2,456,539	3,347,378
Intangible assets, net	4,928,875	5,682,991
Goodwill	7,116,614	7,116,614
Other assets	403,916	433,109

Total assets	$39,139,995	$37,596,317

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,737,930	$3,013,949
Accrued payroll and benefits expense	1,656,311	1,204,964
Accrued expenses	1,485,123	768,117
Warranty reserve	196,707	221,854
Line of credit	-	1,012,934
Current portion of long-term debt	13,448	108,713
Current portion of finance lease liability	335,444	316,103
Current portion of deferred gain	150,448	150,448
Current portion of operating lease liability	864,081	852,419
Other liabilities	33,194	29,196

Total current liabilities	8,472,686	7,678,697

Long-term debt, net of current portion	5,362	3,496,222
Finance lease liability, net of current portion	2,260,815	2,597,525
Deferred gain, net of current portion	1,078,210	1,228,658
Operating lease liability, net of current portion	1,605,477	2,505,232
Other liabilities	203,920	194,102

Total liabilities	13,626,470	17,700,436
Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value: Authorized 50,000,000 shares; 3,351,000 shares and 3,681,000 shares issued and outstanding as of June 30, 2021 and 2020, respectively	7,980,788	8,770,798
Common stock, no par value: Authorized 100,000,000 shares; 17,364,654 shares and 13,803,855 shares issued and outstanding as of June 30, 2021 and 2020, respectively	32,621,471	27,474,411
Accumulated deficit	(15,088,734)	(16,349,328)

Total stockholders' equity	25,513,525	19,895,881

Total liabilities and stockholders' equity	$39,139,995	$37,596,317

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Consolidated Statements of Operations
For the Years Ended June 30, 2021 and 2020

	2021	2020

Net sales	$47,798,654	$53,409,046
Cost of sales	34,913,015	38,311,169
Gross profit	12,885,639	15,097,877

Selling, general, and administrative expenses	16,646,095	18,091,038
Operating loss	(3,760,456)	(2,993,161)

Other income (expense):
Interest expense, net	(215,630)	(435,607)
Gain on extinguishment of debt	3,517,982	-
Other income (expense), net	2,449,371	(6,782)
Net other income (expense)	5,751,723	(442,389)

Income (loss) before income taxes	1,991,267	(3,435,550)

Income tax (provision) benefit	9,982	10,067

Net income (loss)	2,001,249	(3,425,483)

Deemed dividend on convertible preferred stock and accretion of discount	(51,352)	(173,758)
Preferred stock dividend, in common stock, issued or to be issued	(740,655)	(717,632)

Net income (loss) attributable to common stockholders	$1,209,242	$(4,316,873)

Net income (loss) per common share
Basic and diluted	$0.08	$(0.42)

Weighted-average common shares outstanding:
Basic and diluted	15,461,339	10,262,769

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Consolidated Statements of Stockholders' Equity
For the Years Ended June 30, 2021 and 2020

						Total
	Common stock		Preferred stock		Accumulated	stockholders'
	Shares	Amount	Shares	Amount	deficit	equity
Balance at June 30, 2019	8,417,793	$21,320,106	4,899,000	$11,641,816	$(12,206,213)	$20,755,709

Stock-based compensation	236,885	278,716	-	-	-	278,716

Preferred stock dividend, in common stock, issued or to be issued	730,592	717,632	-	-	(717,632)	-

Preferred stock converted to common stock	1,218,000	2,871,018	(1,218,000)	(2,871,018)	-	-

Issuance of common stock, net of issuance costs of $238,168	3,200,585	2,286,939	-	-	-	2,286,939

Preferred stock beneficial conversion and accretion of discount	-	-	-	173,758	-	173,758

Dividend of beneficial conversion and accretion of discount	-	-	-	(173,758)	-	(173,758)

Net loss	-	-	-	-	(3,425,483)	(3,425,483)

Balance at June 30, 2020	13,803,855	27,474,411	3,681,000	8,770,798	(16,349,328)	19,895,881

Stock-based compensation	131,601	154,200	-	-	-	154,200

Preferred stock dividend, in common stock, issued or to be issued	868,598	740,655	-	-	(740,655)	-

Preferred stock converted to common stock	330,000	790,010	(330,000)	(790,010)	-	-

Issuance of common stock, net of issuance costs of $137,547	2,230,600	3,462,195	-	-	-	3,462,195

Preferred stock beneficial conversion and accretion of discount	-	-	-	51,352	-	-

Dividend of beneficial conversion and accretion of discount	-	-	-	(51,352)	-	-

Net income	-	-	-	-	2,001,249	2,001,249

Balance at June 30, 2021	17,364,654	$32,621,471	3,351,000	$7,980,788	$(15,088,734)	$25,513,525

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2021 and 2020

	2021	2020
Cash flows from operating activities:
Net income (loss)	$2,001,249	$(3,425,483)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	852,671	1,013,513
Amortization of intangible assets	754,116	724,383
Amortization of other assets	23,938	30,518
(Gain) loss on sale of property and equipment	(717,329)	37,530
Stock-based compensation	154,200	278,716
Change in allowance for doubtful accounts receivable	214,174	95,213
Change in allowance for inventory obsolescence	58,894	429,529
Amortization deferred gain on sale/leaseback	(150,448)	(150,447)
Gain on extinguishment of debt	(3,517,982)	-
Change in operating assets and liabilities:
Trade accounts receivable	(963,329)	2,506,235
Inventories	492,197	2,726,150
Prepaid expenses and other receivables	(746,216)	142,133
Other assets	5,255	53,214
Accounts payable, accrued expenses, and other current liabilities	1,921,573	(1,371,491)

Net cash provided by operating activities	382,963	3,089,713

Cash flows from investing activities:
Purchase of property and equipment	(146,871)	(292,359)
Proceeds from sale of property and equipment	1,678,072	-

Net cash provided by (used in) investing activities	1,531,201	(292,359)

Cash flows from financing activities:
Proceeds from long-term debt	-	3,477,412
Principal payments on long-term debt	(108,713)	(175,826)
Principal payments on finance lease liability	(317,369)	(297,903)
Payment of acquisition earn-out liability and holdbacks	-	(500,000)
Net change in line of credit	(1,012,934)	(5,527,705)
Proceeds from issuance of common stock, net	3,462,195	2,286,939

Net cash provided by (used in) financing activities	2,023,179	(737,083)

Net change in cash and cash equivalents and restricted cash	3,937,343	2,060,271

Cash and cash equivalents and restricted cash at beginning of the period	2,316,301	256,030

Cash and cash equivalents and restricted cash at end of the period	$6,253,644	$2,316,301

Supplemental disclosure of cash flow information:
Cash paid for interest	$184,690	$454,179
Supplemental disclosure of non-cash investing and financing activities:
Deemed dividend on convertible preferred stock and accretion of discount	51,352	173,758
Preferred stock dividend, in common stock, issued or to be issued	740,657	717,632
Inventory reclassified to loaner equipment	50,465	-
Conversion of preferred stock to common stock	790,010	2,871,018
Finance lease obligations incurred to obtain ROU assets	-	12,509
Operating lease obligations incurred to obtain ROU assets	-	4,203,925

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Notes to Consolidated Financial Statements
June 30, 2021 and 2020

Note 1.  Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Dynatronics Corporation (“Company,” “Dynatronics”) is a leading medical device company committed to providing high-quality products designed to accelerate optimal health. The Company designs, manufactures, and sells a broad range of products for clinical use in physical therapy, rehabilitation, pain management, and athletic training. Through its distribution channels, Dynatronics markets and sells to orthopedists, physical therapists, chiropractors, athletic trainers, sports medicine practitioners, clinics, and hospitals.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include all highly liquid investments with maturities of three months or less at the date of purchase. Also included within cash and cash equivalents are deposits in-transit from banks for payments related to third-party credit card and debit card transactions. Cash and cash equivalents totaled approximately $6,102,000 and $2,216,000 as of June 30, 2021 and 2020, respectively. Restricted cash totaled approximately $151,000 and $101,000 as of June 30, 2021 and 2020, respectively, and primarily consisted of a certificate of deposit.

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

Research and Development Costs

Research and development ("R&D") costs are expensed as incurred. R&D expense for the years ended June 30, 2021 and 2020 totaled approximately $10,000 and $95,000, respectively. R&D expense is included in selling, general, and administrative expenses in the consolidated statements of operations.

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

Basic net income (loss) per common share is the amount of net loss for the year available to each weighted-average share of common stock outstanding during the year. Diluted net income (loss) per common share is the amount of net income (loss) for the year available to each weighted-average share of common stock outstanding during the year and to each potential common share outstanding during the year, unless inclusion of potential common shares would have an anti-dilutive effect.

Weighted average outstanding options, warrants and convertible preferred stock for common shares not included in the computation of diluted net loss per common share because they were anti-dilutive, totaled 10,474,918 and 11,211,018 for the years ended June 30, 2021 and 2020, respectively.

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

Employee Retention Credit

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided an employee retention credit which was a refundable tax credit against certain employment taxes. The Consolidated Appropriations Act extended and expanded the availability of the employee retention credit through June 30, 2021. Subsequently, the American Rescue Plan Act of 2021 extended the availability of the employee retention credit through December 31, 2021. This new legislation amended the employee retention credit to be equal to 70% of qualified wages paid to employees after December 31, 2020, and before January 1, 2022. During calendar year 2021, a maximum of $10,000 in qualified wages for each employee per qualifying calendar quarter may be counted in determining the 70% credit. Therefore, the maximum tax credit that can be claimed by an eligible employer is $7,000 per employee per qualifying calendar quarter of 2021. The Company qualifies for the employee retention credit for quarters that experience a significant decline in gross receipts, defined as quarterly gross receipts that are less than 80 percent of its gross receipts for the same calendar quarter in 2019. The Company qualified for the credit beginning on January 1, 2021 and received credits for qualified wages through June 30, 2021. During the year ended June 30, 2021, the Company recorded an employee retention credit totaling $2,117,000, of which, $175,000, $216,000, and $1,726,000 was recorded within cost of sales, selling, general, and administrative, and other income, respectively, on the Company’s consolidated statements of operations.

Other Receivables

Other receivables consist of amounts due from the U.S. federal government for the employee retention credit and amounts due from our contract manufacturer for raw materials components provided for use in the production of our products. Payments are due from our contract manufacturer based on the usage of raw material components. As of June 30, 2021, other receivables include $522,000 due from the employee retention credit and $652,000 due from our contract manufacturer.

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

As of June 30, 2021 and 2020, the Company had approximately $6,200,000 and $2,100,000, respectively, in cash and cash equivalents in excess of federally insured limits. The Company has not experienced any losses in such accounts.

Certain of the Company's employees are covered by a collective bargaining agreement. As of June 30, 2021, approximately 22% of the Company's employees were covered by a collective bargaining agreement scheduled to expire in 2022.

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

The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 2.  Inventories

Inventories consist of the following as of June 30:

	2021	2020
Raw materials	$3,863,212	$4,798,489
Work in process	784,460	427,744
Finished goods	2,505,399	3,713,692
Inventory reserve	(626,976)	(568,083)
	$6,526,095	$8,371,842

Included in cost of goods sold for the years ended June 30, 2021 and 2020, are inventory write-offs of $452,000 and $460,000, respectively. The write-offs reflect inventories related to discontinued product lines, excess repair parts, product rejected for quality standards, and other non-performing inventories.

Note 3.  Property and Equipment

Property and equipment consist of the following as of June 30:

	2021	2020
Land	$-	$30,287
Buildings	3,917,972	5,725,928
Machinery and equipment	1,910,675	2,647,507
Office equipment	281,842	336,942
Computer equipment	1,074,730	2,585,469
Vehicles	44,750	109,560
	7,229,969	11,435,693
Less accumulated depreciation and amortization	(3,901,784)	(6,494,176)
	$3,328,185	$4,941,517

On May 13, 2021, Dynatronics and Maple Leaf Realco VII, LLC closed on the Purchase and Sale Agreement for the sale of Dynatronics’ former manufacturing facility building located at 6607 Mountainview Road, Ooltewah, Tennessee for a purchase price of $1,750,000. Net proceeds totaled $1,649,822 for a gain of $812,303.

Depreciation expense for the years ended June 30, 2021 and 2020 was $505,102 and $662,239, respectively.

Included in the above caption, “Buildings” as of June 30, 2021 and 2020 is a building lease that is accounted for as a finance lease asset (see Notes 7 and 8) with a gross value of $3,800,000.

Note 4.  Intangible Assets

Identifiable intangible assets, other than goodwill, consisted of the following as of and for the years ended June 30, 2021 and 2020:

	Trade name - indefinite life	Trade name	Non-compete covenant	Customer relationships	Total
Gross carrying amount
June 30, 2019	$1,084,000	$270,600	$473,400	$6,243,400	$8,071,400
Additions	-	-	-	-	-
Disposals	-	-	-	-	-
June 30, 2020	1,084,000	270,600	473,400	6,243,400	8,071,400

Accumulated Amortization
June 30, 2019	$-	$207,480	$224,200	$1,232,346	$1,664,026
Additions	-	17,290	87,600	619,493	724,383
Disposals	-	-	-	-	-
June 30, 2020	-	224,770	311,800	1,851,839	2,388,409
Net book value at June 30, 2020	$1,084,000	$45,830	$161,600	$4,391,561	$5,682,991

	Trade name - indefinite life	Trade name	Non-compete covenant	Customer relationships	Total
Gross carrying amount
June 30, 2020	$1,084,000	$270,600	$473,400	$6,243,400	$8,071,400
Additions	-	-	-	-	-
Disposals	-	(270,600)	(35,400)	(60,400)	(366,400)
June 30, 2021	1,084,000	-	438,000	6,183,000	7,705,000

Accumulated Amortization
June 30, 2020	$-	$224,770	$311,800	$1,851,839	$2,388,409
Additions	-	17,290	87,600	619,493	724,383
Disposals	-	(242,060)	(35,400)	(59,207)	(336,667)
June 30, 2021	-	-	364,000	2,412,125	2,776,125
Net book value at June 30, 2021	$1,084,000	$-	$74,000	$3,770,875	$4,928,875

During the year ended June 30, 2021, as a result of discontinuing the use of its direct sales force, the Company wrote-off the intangible assets of its previously acquired dealers.

Amortization expense associated with the intangible assets was $754,116 and $724,383 for the fiscal years ended June 30, 2021 and 2020, respectively. Estimated future amortization expense for the identifiable intangible assets is expected to be as follows for the years ending June 30:

2022	$688,150
2023	622,450
2024	618,300
2025	618,300
2026	618,300
Thereafter	679,375
Total	$3,844,875

Note 5.  Line of Credit

The Company has a line of credit with Bank of the West (“Line of Credit”) available pursuant to a loan and security agreement, as amended (the “Loan and Security Agreement”) that matures on January 15, 2022. The Company’s obligations under the Line of Credit are secured by a first-priority security interest in substantially all of the Company’s assets. The Line of Credit requires a lockbox arrangement and contains affirmative and negative covenants, including covenants that restrict the Company's ability to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of its business, and engage in transactions with affiliates. The agreement also contains financial covenants including a minimum monthly consolidated fixed charge coverage ratio which only applies when the excess availability amount under the Line of Credit is less than the greater of $1,000,000 or 10% of the borrowing base. As amended, the Loan and Security Agreement provides for revolving credit borrowings in an amount up to the lesser of $11,000,000 or the calculated borrowing base. The borrowing base is computed monthly and is equal to the sum of stated percentages of eligible accounts receivable and inventory, less a reserve. Amounts outstanding bear interest at LIBOR plus 2.25% (approximately 2.4% as of June 30, 2021). The Line of Credit is subject to a quarterly unused line fee of .25%.

Borrowings on the Line of Credit were $0 and $1,012,934 as of June 30, 2021 and 2020, respectively. As of June 30, 2021, there was approximately $4,960,000 available to borrow.

Note 6.  Long-Term Debt

As of June 30, 2021 and 2020, long-term debt was $18,810 and $3,604,935, respectively.

On April 29, 2020, the Company entered into a promissory note (the “Note”) with Bank of the West to evidence a loan to the Company in the amount of $3,477,412 under the paycheck protection program ("PPP") established under the CARES Act administered by the U.S. Small Business Administration (“SBA”). In accordance with the requirements of the CARES Act, the Company used the proceeds from the loan exclusively for qualified expenses under the PPP, including payroll costs, mortgage interest, rent and utility costs, as further detailed in the CARES Act and applicable guidance issued by the SBA. Interest accrued on the outstanding balance of the Note at a rate of 1.00% per annum. On June 29, 2021, the Company received notification from Bank of the West that the SBA approved the Company’s forgiveness application for the entire balance of the Note for $3,517,982, including all accrued interest thereon, leaving the Company with a remaining Note balance of zero as of June 30, 2021. The gain on extinguishment of $3,517,982 is included in other income on the Consolidated Statement of Operations for the year ended June 30, 2021.

Long-term debt consists of the following as of June 30:

	2021	2020
6.44% promissory note secured by trust deed on real property, maturing January 2021, payable in monthly installments of $13,278	$-	$90,979
5.99% promissory note secured by a vehicle, payable in monthly installments of $833 through December 2020	-	4,914
5.01% promissory note secured by copier equipment, payable in monthly installments of $924 through October 2022	14,269	24,363
3.99% promissory note secured by equipment, payable in monthly installments of $247 through February 2023	4,541	7,267
1.00% Paycheck Protection Program promissory note maturing April 2022	-	3,477,412
	18,810	3,604,935
Less current portion	(13,448)	(108,713)
	$5,362	$3,496,222

The aggregate maturities of long-term debt for each of the years subsequent to June 30, 2021 are as follows:

2022	$13,448
2023	5,362
Thereafter	-
Total	$18,810

Note 7.  Leases
Leases recorded on the balance sheet consist of the following:

	Classification on the Balance Sheet	June 30, 2021	June 30, 2020
Lease Assets
Operating lease assets	Operating lease assets, net	$2,456,539	$3,347,378
Finance lease assets	Property and equipment, net	$2,195,473	$2,550,102

Lease Liabilities
Current
Operating	Current portion of operating lease liability	$864,081	$852,419
Finance	Current portion of finance lease liability	$335,444	$316,103
Noncurrent
Operating	Operating lease liability, net of current portion	$1,605,477	$2,505,232
Finance	Finance lease liability, net of current portion	$2,260,815	$2,597,525

Other information related to lease term and discount rate is as follows:

	June 30, 2021	June 30, 2020
Weighted Average Remaining Lease Term
Operating leases	2.8 years	3.8 years
Finance leases	7.6 years	8.6 years
Weighted Average Discount Rate
Operating leases	4.6%	4.6%
Finance leases	5.7%	5.7%

The components of lease expense are as follows:

	Classification on the Statement of Operations	Year Ended June 30, 2021	Year Ended June 30, 2020
Operating lease cost
Operating lease cost	Cost of sales	$282,060	$282,060
Operating lease cost	Selling, general, and administrative expenses	773,957	764,590
Short term lease cost	Selling, general, and administrative expenses	52,500	63,000

Finance lease cost
Amortization of finance lease assets	Cost of sales	$142,680	$142,680
Amortization of finance lease assets	Selling, general, and administrative expenses	195,865	196,102
Interest on finance lease liabilities	Interest expense, net	154,488	175,913
Total lease cost		$1,601,550	$1,624,345

Supplemental cash flow information related to leases is as follows:

	Year Ended June 30, 2021	Year Ended June 30, 2020
ROU assets obtained in exchange for lease liabilities:
Operating leases	-	4,203,925
Financing leases	-	12,509

Future minimum lease payments are summarized as follows:

	Operating Leases	Finance Leases
Year ending June 30, 2021
2022	$1,005,073	$472,874
2023	493,168	445,280
2024	-	384,754
2025	-	392,446
2026	-	400,292
Thereafter	-	1,320,610
Total future minimum lease payments	$1,498,241	$3,416,256

Imputed interest		616,077
Deferred rent		203,920

In September 2020, we exercised the option to extend the term of the New Jersey facility operating lease by two years through April 2023. The annual minimum lease payment for this facility is approximately $390,000.

The Company leases office, manufacturing and warehouse facilities in Northvale, New Jersey, and Eagan, Minnesota from employees, shareholders, and entities controlled by shareholders, who were previously principals of businesses acquired by the Company. The combined expenses associated with these related-party transactions totaled $1,048,311 and $1,046,677 for the years ended June 30, 2021 and 2020, respectively.

Note 8.  Deferred Gain

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

The sale of the building resulted in a $2,269,255 gain, which is recorded in the consolidated balance sheets as deferred gain that is being recognized as an offset to amortization in selling, general and administrative expenses over the 15 year life of the lease on a straight line basis. The balance of the deferred gain was as follows as of June 30:

	2021	2020
Balance of deferred gain	$1,228,658	$1,379,106
Less current portion	(150,448)	(150,448)
Deferred gain, net of current portion	$1,078,210	$1,228,658

Note 9.  Income Taxes

Income tax benefit (provision) are as follows for the years ended June 30:

	Current	Deferred	Total
2021:
U.S. federal	$9,782	$-	$9,782
State and local	200	-	200
	$9,982	$-	$9,982
2020:
U.S. federal	$9,853	$-	$9,853
State and local	214	-	214
	$10,067	$-	$10,067

The components of the Company’s income tax benefit (provision) are as follows for the years ended June 30:

	2021	2020
Expected tax (provision) benefit	$(420,665)	$737,981
State taxes, net of federal tax benefit	50,593	127,620
Gain on extinguishment of debt	738,776	-
Valuation allowance	(353,493)	(840,027)
Incentive stock options	(11,256)	(22,546)
Other, net	6,027	7,039
	$9,982	$10,067

The Company’s deferred income tax assets and (liabilities) related to the tax effects of temporary differences are as follows as of June 30:

	2021	2020
Net deferred income tax assets (liabilities):
Inventory capitalization for income tax purposes	$78,831	$75,866
Inventory reserve	163,014	136,352
Accrued employee benefit reserve	98,728	89,800
Warranty reserve	51,143	57,682
Accrued bonus and deferred payroll tax	166,700	-
Interest expense limitation	162,598	206,117
Allowance for doubtful accounts and other	103,710	53,472
Property and equipment, principally due to differences in depreciation	(151,772)	(136,266)
Research and development credit carryover	589,427	599,409
Other intangibles	(384,072)	(278,321)
Deferred gain on sale lease-back	471,159	501,791
Operating loss carry forwards	2,713,815	2,403,886
Valuation allowance	(4,063,281)	(3,709,788)
Total deferred income tax assets (liabilities)	$-	$-

Quarterly, the Company assesses the likelihood by jurisdiction that its net deferred income tax assets will be recovered. Based on the weight of all available evidence, both positive and negative, the Company records a valuation allowance against deferred income tax assets when it is more-likely-than-not that a future tax benefit will not be realized. When there is a change in judgment concerning the recovery of deferred income tax assets in future periods, a valuation allowance is recorded into earnings during the quarter in which the change in judgment occurred. As of June 30, 2021 and 2020, the Company has established a full valuation allowance.

The anticipated accumulated net operating loss carryforward as of June 30, 2021, is approximately $10,383,000, which will begin to expire in 2037. The Company has no uncertain tax positions as of June 30, 2021.

Note 10.  Major Customers

During the fiscal years ended June 30, 2021 and 2020, no sales to any single customer exceeded 10% of total net sales.

Note 11.  Common Stock and Common Stock Equivalents

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

In April 2020, the Company sold an aggregate of 3,200,585 shares of common stock under the equity distribution agreement in the ATM. Offering costs were incurred totaling $238,168, inclusive of commissions paid to the sales agents at a fixed rate of 3.0%, together with legal, accounting and filing fees. Net proceeds from the sale of the shares totaled $2,286,939. Proceeds were used to strengthen the Company's liquidity and working capital position. In February 2021, the Company sold an aggregate of 2,230,600 shares of common stock under the equity distribution agreement in the ATM. Offering costs were incurred totaling $137,547, inclusive of commissions paid to the sales agents at a fixed rate of 3.0%, together with legal, accounting and filing fees. Net proceeds from the sale of the shares totaled $3,462,195. Proceeds were used to strengthen the Company's liquidity and working capital position. In May 2021, the Company filed a registration statement on Form S-3 in conjunction with a prospectus supplement for the sale of up to $2,677,997 common stock in the ATM.

The Company issued 868,598 shares of common stock during the fiscal year ended June 30, 2021 and 730,592 shares of common stock during the fiscal year ended June 30, 2020 as payment of preferred stock dividends. For the year ended June 30, 2021 and 2020, the Company issued 330,000 and 1,218,000 shares of common stock, respectively, upon conversion of shares of preferred stock at a 1:1 ratio.

The Company maintains an equity incentive plan for the benefit of employees. On December 3, 2018, the shareholders approved the 2018 equity incentive plan (“2018 Equity Plan”), setting aside 600,000 shares of common stock. On December 10, 2020, the shareholders approved a new 2020 equity incentive plan (“2020 Equity Plan”), setting aside 1,000,000 shares of common stock. Share remaining available under the 2018 Equity Plan are eligible for use under the 2020 Equity Plan. Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other share-based awards may be granted under the plans including performance-based awards. As of June 30, 2021, 1,290,656 shares of common stock (including shares previously available under the 2018 Equity Plan) remained authorized and reserved for issuance, but were not granted under the terms of the 2020 Equity Plan.

For the year ended June 30, 2021, the Company granted 114,659 shares of restricted common stock to directors in connection with compensation arrangements and 67,663 shares to employees. For the year ended June 30, 2020, the Company granted 165,491 shares of restricted common stock to directors in connection with compensation arrangements and 100,000 shares to employees.

The Company granted options for the purchase of 15,000 shares of common stock under its equity incentive plans during fiscal year 2021 and options for purchase of 160,000 shares during fiscal year 2020. The options were granted at not less than 100% of the market price of the underlying common stock at the date of grant. Option terms are determined by the Board of Directors or the Compensation Committee of the Board of Directors, and exercise dates may range from 6 months to 10 years from the date of grant.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2021	2020
Expected dividend yield	0%	0%
Expected stock price volatility	56%	26% - 55%
Risk-free interest rate	0.48%	0.38% - 1.94%
Expected life of options	4.75 years	0.25 years -5.25 years

The weighted average fair value of options granted during fiscal year 2021 and 2020 was $0.43 and $0.86, respectively. The following table summarizes the Company’s stock option activity during the reported fiscal years:

	2021			2020
			Weighted
		Weighted	average		Weighted
	Number	average	remaining	Number	average
	of	exercise	contractual	of	exercise
	shares	price	term	shares	price

Options outstanding at beginning of the year	149,000	$1.80	6.34 years	126,577	$2.73
Options granted	15,000	0.93	6.02 years	160,000	1.33
Options canceled or expired	(24,000)	2.65		(137,577)	2.07

Options outstanding at end of the year	140,000	$1.56	5.75 years	149,000	$1.80

Options exercisable at end of the year	46,250	$1.91		33,000	$2.58

Range of exercise prices at end of the year		$0.93 - 2.70			$1.12 - 2.70

The Company recognized $154,200 and $278,716 in stock-based compensation for the years ended June 30, 2021 and 2020, respectively, which is included in selling, general, and administrative expenses in the consolidated statements of operations. The stock-based compensation includes amounts for both restricted stock and stock options.

As of June 30, 2021, there was $116,848 of unrecognized stock-based compensation cost that is expected to be expensed over the next four years.

No options were exercised during fiscal years 2021 and 2020. The aggregate intrinsic value of the outstanding options as of June 30, 2021 and 2020 was $6,895 and $0, respectively.

Note 12.  Convertible Preferred Stock and Common Stock Warrants

As of June 30, 2021, the Company had issued and outstanding a total of 1,992,000 shares of Series A 8% Convertible Preferred Stock (“Series A Preferred”) and 1,359,000 shares of Series B Convertible Preferred Stock ("Series B Preferred"). The Series A Preferred and Series B Preferred are convertible into a total of 3,351,000 shares of common stock. Dividends payable on these preferred shares accrue at the rate of 8% per year and are payable quarterly in stock or cash at the option of the Company. The Company generally pays the dividends on the preferred stock by issuing shares of our common stock. The formula for paying these dividends using common stock in lieu of cash can change the effective yield on the dividend to more or less than 8% depending on the market price of the common stock at the time of issuance. Certain redemption rights are attached to the Series A Preferred and Series B Preferred, but none of the redemption rights for cash are deemed outside the control of the Company. The redemption rights deemed outside the control of the Company require common stock payments or an increase in the dividend rate. The Series A Preferred and Series B Preferred includes a liquidation preference under which investors would receive cash equal to the stated value of their stock plus unpaid dividends. A forced conversion can be initiated based on a formula related to share price and trading volumes. As of June 30, 2021, there were no shares of Series C Non-Voting Convertible Preferred Stock (“Series C Preferred”) issued and outstanding. During the year ended June 30, 2021, the Company issued 330,000 shares of common stock upon conversion of 100,000 shares of Series B Preferred and 230,000 shares of Series C Preferred. During the year ended June 30, 2020, the Company issued 1,218,000 shares of common stock upon conversion of 1,210,000 shares of Series C Preferred and 8,000 shares of Series A Preferred.

As of June 30, 2021, the Company had issued and outstanding a total of 4,323,500 warrants to purchase one share of Common Stock, exercisable at $2.75 per share for cash only. The warrants are exercisable for 72 months from the date of issuance and carry a put feature in the event of a change in control. The put right is not subject to derivative accounting as all equity holders are treated the same in the event of a change in control. During the year ended June 30, 2021, a total of 2,415,000 warrants expired.

In connection with each of the issuances of the Series A Preferred, the Series B Preferred and the Series C Preferred, the Company recorded a deemed dividend related to a beneficial conversion feature, which reflects the difference between the underlying common share value of the Series A Preferred, the Series B Preferred, and the Series C Preferred shares as if converted, based on the closing price of the Company’s common stock on the date of the applicable transaction, less an amount of the purchase price assigned to the Series A Preferred, the Series B Preferred or the Series C Preferred, as applicable, in an allocation of purchase price between the preferred shares and common stock purchase warrants that were issued with the Series A Preferred, the Series B Preferred and the Series C Preferred. For the year ended June 30, 2021, the Company recorded deemed dividend discount accretion of $51,352 associated with the conversion of preferred shares. For the year ended June 30, 2020, the Company recorded deemed dividend discount accretion of $173,758 associated with the conversion of preferred shares.

The Company chose to pay preferred stock dividends by issuing common shares valued at $738,311 in fiscal year 2021 and $745,714 in fiscal year 2020. At June 30, 2021, there was $182,467 in accrued dividends payable for the quarter ended June 30, 2021, which were paid by issuing 154,640 shares of common stock in July 2021.

In case of liquidation, dissolution or winding up of the Company, preferred stock has preferential treatment beginning with the Series A Preferred, then the Series B Preferred. After preferential amounts, if any, to which the holders of preferred stock may be entitled, the holders of all outstanding shares of common stock shall be entitled to share ratably in the remaining assets of the Company. Liquidation preference is as follows:

	Shares Designated	Shares Outstanding	Liquidation Value/ Preference
Series A Preferred	2,000,000	1,992,000	$4,980,000
Series B Preferred	1,800,000	1,359,000	3,397,500

Note 13.  Employee Benefit Plan

The Company has deferred savings plans which qualify under Internal Revenue Code Section 401(k). The plans covers all employees of Dynatronics Corporation who are age 21 or older. For fiscal year 2021 and 2020, the Company made matching contributions of 50% of the first 6% of each employee’s contribution up to a maximum of $3,000, with a six-year vesting schedule. Contributions to the plan for fiscal years 2021 and 2020 were $125,526 and $206,366, respectively. Matching contributions for future years are at the discretion of the Board of Directors.

Note 14.  Liquidity and Capital Resources

As of June 30, 2021, the Company had $6,253,664 in cash and cash equivalents and restricted cash, compared to $2,316,301 as of June 30, 2020. During fiscal year 2021 and 2020, the Company had positive cash flows from operating activities. The Company believes that its existing revenue stream, cash flows from consolidated operations, and current capital resources provide sufficient liquidity to fund operations through at least September 30, 2022.

As of June 30, 2021 there was approximately $4,960,000 of borrowing capacity available on the Line of Credit. To fully execute on its business strategy of acquiring other entities, the Company will need to raise additional capital. Absent additional financing, the Company may have to curtail its current acquisition strategy.

Note 15. Revenue

As of June 30, 2021 and June 30, 2020, the rebate liability was $219,591 and $247,388, respectively. The rebate liability is included in accrued expenses in the accompanying consolidated balance sheets. As of June 30, 2021 and June 30, 2020, the allowance for sales discounts was $9,000 and $8,000, respectively. The allowance for sales discounts is included in trade accounts receivable, less allowance for doubtful accounts in the accompanying consolidated balance sheets.

The following table disaggregates revenue by major product category:

	Year Ended June 30
	2021	2020
Physical Therapy and Rehabilitation Products	$ 26,912,594	$32,672,788
Orthopedic Soft Bracing Products	20,630,171	20,472,533
Other	255,889	263,725
	$47,798,654	$53,409,046

Note 16.  Costs Associated with Exit Activities

In April, 2021, the Company committed to a strategic business optimization plan to eliminate approximately 1,600 SKUs of low-margin, third-party distributed products and streamline physical therapy and rehabilitation product sales exclusively to dealers. Sales of distributed products has been declining and the maintenance of the Company's direct sales force has been perceived as competition by some customers. These actions were taken as part of the Company's efforts to improve gross margins and profitability over the long-term. The elimination of distributed products and direct sales channel has reduced complexity and associated support costs while enhancing the Company's focus on the higher margin manufactured products and customers. The optimization plan was substantially complete as of June 30, 2021. The Company anticipates that the elimination of distributed products portfolio will result in an approximate $11 million reduction in annual net sales for fiscal year 2022 compared to fiscal year 2021, but that annual gross margin and operating income in fiscal year 2022 will improve relative to fiscal year 2021.

Total costs associated with these exit activities were $1,001,000 during the year ended June 30, 2021, and consisted of cash charges totaling $158,000 and non-cash charges totaling $843,000. Cash charges included employee severance and retention costs. Non-cash charges included: (1) $488,000 related to excess and obsolete inventory, (2) $255,000 related to allowances for doubtful accounts receivable, (3) $67,000 related to impairment of property and equipment, and (4) $33,000 related to impairment of intangible assets. Charges associated with excess and obsolete inventory are included in costs of sales in the consolidated statements of operations. All other charges are included in selling, general, and administrative expenses in the consolidated statements of operations. The Company does not expect to incur additional charges associated with these exit activities. Accrued severance at June 30, 2021, of $158,000, is expected to be settled within three months.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2021, our disclosure controls and procedures were effective, at a reasonable assurance level, to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2021. In making this assessment, management used the criteria that have been set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting as of June 30, 2021 is effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b)
Exhibit Listing.

An index of exhibits incorporated by reference or filed with this Annual Report on Form 10-K is provided below.

Exhibit Number	Description of Exhibit	Filing Reference
2.1	Asset Purchase Agreement, dated September 26, 2017, by and between Dynatronics Corporation and Bird & Cronin, Inc.	Exhibit 10.1 to Current Report on Form 8-K filed September 27, 2017
3.1(i)	Amended and Restated Articles of Incorporation of Dynatronics Corporation	Exhibit 3.1 to Registration Statement on Form S-3 filed January 27, 2017
3.1(ii)	Certificate Designating the Preferences, Rights and Limitations of the Series A 8% Convertible Preferred Stock of the Registrant (Corrected)	Exhibit 3.1 to Current Report on Form 8-K, (File No. 000-12697) filed July 1, 2015
3.1(iii)	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock of Dynatronics Corporation	Exhibit 3.1 to Current Report on Form 8-K filed April 4, 2017
3.2	Amended and Restated Bylaws of Dynatronics Corporation	Exhibit 3.2 to Current Report on Form 8-K filed July 22, 2015
4.2(i)	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 (file no. 00-285045), filed July 11, 1983
4.2(ii)	Specimen Series A 8% Convertible Preferred Stock Certificate	Exhibit 4.2 to Registration Statement on Form S-3 (file no. 333-205934) filed July 29, 2015
4.2(iii)	Specimen Series B Convertible Preferred Stock Certificate	Exhibit 4.2 to Registration Statement on Form S-3 (file no. 333-217322) filed April 14, 2017
4.1(iv)	Form of Common Stock Purchase Warrant (A Warrant) 2015 A Warrant	Exhibit 4.1 to Current Report on Form 8-K (file no. 000-12697) filed July 1, 2015
4.1(v)	Form of Common Stock Purchase Warrant (B Warrant) 2015 B Warrant	Exhibit 4.2 to Current Report on form 8-K (file no. 000-12697) filed July 1, 2015
4.1(vi)	Form of Common Stock Purchase Warrant 2017	Exhibit 4.2 of Current Report on Form 8-K (file no. 000-12697) filed March 22, 2017
4.1(vii)	Form of Common Stock Purchase Warrant (September 2017)	Exhibit 4.1 of Current Report on Form 8-K (file no. 000-12697) filed September 27, 2017

10.1	Loan and Security Agreement with Bank of the West	Exhibit 10.1 to Current Report on Form 8-K filed April 4, 2017
10.2	Dynatronics Corporation 2015 Equity Incentive Award Plan and Forms of Statutory and Non- Statutory Stock Option Awards	Exhibit 4.1 to Registration Statement on form S-8, effective September 3, 2015
10.3	Dynatronics Corporation 2018 Equity Incentive Plan	Appendix to Definitive Proxy Statement on Schedule 14A, filed October 10, 2018
10.4	Modification Agreement, dated October 2, 2017 among Dynatronics Corporation, Hausmann Enterprises, LLC and Bird & Cronin, LLC as Borrowers and Bank of the West	Exhibit 10.6 to Current Report on Form 8-K filed October 6, 2017
10.5	Waiver and Modification Agreement, dated July 13, 2018 among Dynatronics Corporation, Hausmann Enterprises, LLC and Bird & Cronin, LLC as Borrowers and Bank of the West	Exhibit 10.11 on Form 10-K filed September 27, 2018
10.6	Fifth Modification Agreement, dated June 21, 2019 among Dynatronics Corporation, Hausmann Enterprises, LLC and Bird & Cronin, LLC as Borrowers and Bank of the West	Exhibit 10.1 to Current Report on Form 8-K filed June 21, 2019
10.7	Employment Agreement with John A. Krier, dated July 7, 2020	Exhibit 10.15 to Form 10-K filed September 24, 2020
10.8	Sixth Modification Agreement, dated January 22, 2020 among Dynatronics Corporation, Hausmann Enterprises, LLC and Bird & Cronin, LLC as Borrowers and Bank of the West	Exhibit 10.1 to Current Report on Form 8-K filed January 28, 2020
10.9	Master Supply Agreement between Dynatronics Corporation and Ascentron, Inc., effective March 1, 2020	Exhibit 10.3 on Form 10-Q filed May 14, 2020
10.10	Equity Distribution Agreement, dated as of March 12, 2020, by and among Dynatronics Corporation, Canaccord Genuity LLC and Roth Capital Partners, LLC	Exhibit 1.1 to Current Report on Form 8-K filed March 13, 2020
10.11	Master Service Agreement with Millstone Medical Outsourcing, LLC, effective July 8, 2020	Exhibit 10.16 to Form 10-K filed September 24, 2020
21	Subsidiaries of the registrant	Filed herewith
23.1	Consent of Tanner LLC	Filed herewith

31.1	Certification under Rule 13a-14(a)/15d-14(a) of principal executive officer	Filed herewith
31.2	Certification under Rule 13a-14(a)/15d-14(a) of principal financial officer	Filed herewith
32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) of principal executive officer	Filed herewith
32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) of principal financial officer	Filed herewith
101.INS**	XBRL Instance Document	Filed herewith
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.PRE**	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

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

DYNATRONICS CORPORATION

Date: September 23, 2021	By:	/s/ John A. Krier
John A. Krier
President and Chief Executive Officer (Principal Executive Officer)

/s/ Norman Roegner III
Norman Roegner III
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 23, 2021	By:	/s/ John A. Krier
John A. Krier
President and Chief Executive Officer (Principal Executive Officer)

/s/ Norman Roegner III
Norman Roegner III
Chief Financial Officer (Principal Financial Officer)

/s/ Skyler N. Black
Skyler N. Black
Corporate Controller (Principal Accounting Officer)

/s/ Erin S. Enright
Erin S. Enright
Director, Chairman

/s/ Brian D. Baker
Brian D. Baker
Director

/s/ David B. Holtz
David B. Holtz
Director

/s/ Scott A. Klosterman
Scott A. Klosterman
Director

/s/ Brian M. Larkin
Brian M. Larkin
Director

/s/ R. Scott Ward, Ph.D.
R. Scott Ward, Ph.D.
Director