Form 10-K/A
period 2021-06-30
DYNATRONICS CORP
filed 2021-09-23
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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

AMENDMENT NO. 1 TO THE ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2021

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the period ended June 30, 2021 as filed with the Securities and Exchange Commission on September 23, 2021 is to furnish Exhibits 101 to the Form 10-K.

No changes have been made to the Annual Report other than the furnishing of Exhibit 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE described above. This Amendment No. 1 to Form 10-K does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K, as amended.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amended Report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

PART IV

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