Form 10-Q
period 2021-09-30
DYNATRONICS CORP
filed 2021-11-12
CIK 720875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of November 8, 2021, there were 17,732,440 shares of the issuer’s common stock outstanding.

DYNATRONICS CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DYNATRONICS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	September 30, 2021	June 30, 2021
Current assets:
Cash and cash equivalents	$5,341,968	$6,102,447
Restricted cash	151,197	151,197
Trade accounts receivable, less allowance for doubtful accounts of $349,252 and $398,887 as of September 30, 2021 and June 30, 2021, respectively	6,094,695	5,643,016
Other receivables	1,301,575	1,201,888
Inventories, net	7,188,705	6,526,095
Prepaid expenses	1,702,559	1,281,223

Total current assets	21,780,699	20,905,866

Property and equipment, net	3,165,588	3,328,185
Operating lease assets	2,237,653	2,456,539
Intangible assets, net	4,752,400	4,928,875
Goodwill	7,116,614	7,116,614
Other assets	404,779	403,916

Total assets	$39,457,733	$39,139,995

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,379,533	$3,737,930
Accrued payroll and benefits expense	1,495,230	1,656,311
Accrued expenses	1,074,309	1,485,123
Warranty reserve	196,707	196,707
Line of credit	-	-
Current portion of long-term debt	13,610	13,448
Current portion of finance lease liability	340,508	335,444
Current portion of deferred gain	150,448	150,448
Current portion of operating lease liability	876,094	864,081
Other liabilities	33,194	33,194

Total current liabilities	8,559,633	8,472,686

Long-term debt, net of current portion	1,998	5,362
Finance lease liability, net of current portion	2,173,641	2,260,815
Deferred gain, net of current portion	1,040,598	1,078,210
Operating lease liability, net of current portion	1,373,831	1,605,477
Other liabilities	205,472	203,920

Total liabilities	13,355,173	13,626,470
Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value: Authorized 50,000,000 shares; 3,351,000 shares issued and outstanding as of September 30, 2021 and June 30, 2021, respectively	7,980,788	7,980,788
Common stock, no par value: Authorized 100,000,000 shares; 17,604,296 shares and 17,364,654 shares issued and outstanding as of September 30, 2021 and June 30, 2021, respectively	32,914,949	32,621,471
Accumulated deficit	(14,793,177)	(15,088,734)

Total stockholders' equity	26,102,560	25,513,525

Total liabilities and stockholders' equity	$39,457,733	$39,139,995

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	September 30,
	2021	2020

Net sales	$12,300,896	$12,132,768
Cost of sales	8,636,590	8,230,815
Gross profit	3,664,306	3,901,953

Selling, general, and administrative expenses	4,096,622	4,245,627
Operating loss	(432,316)	(343,674)

Other income (expense):
Interest expense, net	(40,100)	(39,943)
Other income, net	955,056	5,913
Net other income (expense)	914,956	(34,030)

Income (loss) before income taxes	482,640	(377,704)

Income tax (provision) benefit	-	-

Net income (loss)	482,640	(377,704)

Preferred stock dividend, in common stock, issued or to be issued	(187,083)	(194,226)

Net income (loss) attributable to common stockholders	$295,557	$(571,930)

Net income (loss) per common share
Basic and diluted	$0.02	$(0.04)

Weighted-average common shares outstanding
Basic and diluted	17,565,211	14,080,361

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

						Total
	Common stock		Preferred stock		Accumulated	stockholders'
	Shares	Amount	Shares	Amount	deficit	equity
Balance at June 30, 2020	13,803,855	$27,474,411	3,681,000	$8,770,798	$(16,349,328)	$19,895,881

Stock-based compensation	84,661	47,470	-	-	-	47,470

Preferred stock dividend, in common stock, issued or to be issued	207,736	194,226	-	-	(194,226)	-

Net loss	-	-	-	-	(377,704)	(377,704)

Balance at September 30, 2020	14,096,252	27,716,107	3,681,000	8,770,798	(16,921,258)	19,565,647

Stock-based compensation	16,940	50,781	-	-	-	50,781

Preferred stock dividend, in common stock, issued or to be issued	276,519	182,085	-	-	(182,085)	-

Preferred stock converted to common stock	330,000	790,010	(330,000)	(790,010)	-	-

Preferred stock beneficial conversion and accretion of discount	-	-	-	51,352	-	51,352

Dividend of beneficial conversion and accretion of discount	-	-	-	(51,352)	-	(51,352)

Net loss	-	-	-	-	(672,832)	(672,832)

Balance at December 31, 2020	14,719,711	28,738,983	3,351,000	7,980,788	(17,776,175)	18,943,596

Stock-based compensation	30,000	30,106	-	-	-	30,106

Preferred stock dividend, in common stock, issued or to be issued	224,797	181,877	-	-	(181,877)	-

Issuance of common stock, net of issuance costs of $137,547	2,230,600	3,462,195	-	-	-	3,462,195

Net income	-	-	-	-	118,209	118,209

Balance at March 31, 2021	17,205,108	32,413,161	3,351,000	7,980,788	(17,839,843)	22,554,106

Stock-based compensation	-	25,843	-	-	-	25,843

Preferred stock dividend, in common stock, issued or to be issued	159,546	182,467	-	-	(182,467)	-

Net income	-	-	-	-	2,933,576	2,933,576

Balance at June 30, 2021	17,364,654	32,621,471	3,351,000	7,980,788	(15,088,734)	25,513,525

Stock-based compensation	85,002	106,395	-	-	-	106,395

Preferred stock dividend, in common stock, issued or to be issued	154,640	187,083	-	-	(187,083)	-

Net income	-	-	-	-	482,640	482,640

Balance at September 30, 2021	17,604,296	$32,914,949	3,351,000	$7,980,788	$(14,793,177)	$26,102,560

See accompanying notes to condensed consolidated financial statements

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$482,640	$(377,704)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	181,934	244,353
Amortization of intangible assets	176,475	181,096
Amortization of other assets	4,644	6,402
Gain on sale of property and equipment	-	(6,240)
Stock-based compensation	106,395	47,470
Change in allowance for doubtful accounts receivable	(49,635)	33,566
Change in allowance for inventory obsolescence	(202,854)	(76,246)
Amortization deferred gain on sale/leaseback	(37,612)	(37,612)
Change in operating assets and liabilities:
Trade accounts receivable	(402,044)	(749,186)
Inventories	(459,756)	1,299,498
Prepaid expenses and other receivables	(521,023)	(327,001)
Other assets	(5,507)	7,154
Accounts payable, accrued expenses, and other current liabilities	71,260	878,249

Net cash (used in) provided by operating activities	(655,083)	1,123,799

Cash flows from investing activities:
Purchase of property and equipment	(20,084)	(16,034)

Net cash used in investing activities	(20,084)	(16,034)

Cash flows from financing activities:
Principal payments on long-term debt	(3,202)	(42,964)
Principal payments on finance lease liability	(82,110)	(77,578)
Net change in line of credit	-	(1,012,934)

Net cash used in financing activities	(85,312)	(1,133,476)

Net change in cash and cash equivalents and restricted cash	(760,479)	(25,711)

Cash and cash equivalents and restricted cash at beginning of the period	6,253,644	2,316,301

Cash and cash equivalents and restricted cash at end of the period	$5,493,165	$2,290,590

Supplemental disclosure of cash flow information:
Cash paid for interest	$40,100	$39,930
Supplemental disclosure of non-cash investing and financing activities:
Preferred stock dividend, in common stock, issued or to be issued	187,083	194,227

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2021

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Condensed Consolidated Financial Statements”) have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. As such, these Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (the “Annual Report”) filed with the SEC on September 23, 2021. The Condensed Consolidated Balance Sheet at June 30, 2021, has been derived from the Annual Report.

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 1, Basis of Presentation and Summary of Accounting Policies, of the Notes to Financial Statements included in the Company’s Annual Report. In the opinion of management, the Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2021 and its results of operations and its cash flows for the periods presented. The results of operations for the first three months of the fiscal year are not necessarily indicative of results for the full year or any future periods.

The Company’s fiscal year begins on July 1 and ends on June 30 and references made to “fiscal year 2022” and “fiscal year 2021” refer to the Company’s fiscal year ending June 30, 2022 and the fiscal year ended June 30, 2021, respectively.

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

Employee Retention Credit

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided an employee retention credit which was a refundable tax credit against certain employment taxes. The Consolidated Appropriations Act extended and expanded the availability of the employee retention credit through June 30, 2021. Subsequently, the American Rescue Plan Act of 2021 extended the availability of the employee retention credit through December 31, 2021. This new legislation amended the employee retention credit to be equal to 70% of qualified wages paid to employees after December 31, 2020, and before January 1, 2022. During calendar year 2021, a maximum of $10,000 in qualified wages for each employee per qualifying calendar quarter may be counted in determining the 70% credit. Therefore, the maximum tax credit that can be claimed by an eligible employer is $7,000 per employee per qualifying calendar quarter of 2021. The Company qualifies for the employee retention credit for quarters that experience a significant decline in gross receipts, defined as quarterly gross receipts that are less than 80 percent of its gross receipts for the same calendar quarter in 2019. The Company qualified for the credit beginning on January 1, 2021 and received credits for qualified wages through September 30, 2021. During the quarter ended September 30, 2021, the Company recorded an employee retention credit totaling $1,143,000, of which, $97,000, $103,000, and $943,000 was recorded within cost of sales, selling, general, and administrative, and other income, respectively, on the Company’s condensed consolidated statements of operations.

Other Receivables

Other receivables consist of amounts due from the U.S. federal government for the employee retention credit and amounts due from our contract manufacturer for raw materials components provided for use in the production of our products. Payments are due from our contract manufacturer based on the usage of raw material components. As of September 30, 2021, other receivables include $556,000 due from the employee retention credit and $746,000 due from our contract manufacturer.

Reclassification

Certain amounts in the September 30, 2020 condensed consolidated statement of cash flows have been reclassified for comparative purposes to conform to the presentation in the September 30, 2021 condensed consolidated statement of cash flows.

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

All outstanding options, warrants and convertible preferred stock for common shares are not included in the computation of diluted net income (loss) per common share because they are anti-dilutive, which for the three months ended September 30, 2021, and 2020, totaled 7,714,500 and 11,777,500, respectively.

Note 3. Convertible Preferred Stock

As of September 30, 2021, the Company had issued and outstanding a total of 1,992,000 shares of Series A 8% Convertible Preferred Stock (“Series A Preferred”) and 1,359,000 shares of Series B Convertible Preferred Stock ("Series B Preferred"). The Series A Preferred and Series B Preferred are convertible into a total of 3,451,000 shares of common stock. Dividends payable on these preferred shares accrue at the rate of 8% per year and are payable quarterly in stock or cash at the option of the Company. The Company generally pays the dividends on the preferred stock by issuing shares of its common stock. The formula for paying these dividends using common stock in lieu of cash can change the effective yield on the dividend to more or less than 8% depending on the market price of the common stock at the time of issuance.

In October 2021, the Company paid approximately $187,000 of preferred stock dividends with respect to the Series A Preferred and Series B Preferred that accrued during the three months ended September 30, 2021, by issuing 128,144 shares of common stock.

Note 4. Comprehensive Income

For the three months ended September 30, 2021 and 2020, comprehensive income (loss) was equal to the net income (loss) as presented in the accompanying condensed consolidated statements of operations.

Note 5. Inventories

Inventories consisted of the following:

	September 30, 2021	June 30, 2021
Raw materials	$4,606,488	$3,863,212
Work in process	610,717	784,460
Finished goods	2,395,623	2,505,399
Inventory obsolescence reserve	(424,123)	(626,976)
	$7,188,705	$6,526,095

Note 6. Related-Party Transactions

The Company leases office, manufacturing and warehouse facilities in Northvale, New Jersey; and Eagan, Minnesota from employees, shareholders, and entities controlled by shareholders, who were previously principals of businesses acquired by the Company. The combined expenses associated with these related-party transactions totaled $248,953 and $264,703 for the three months ended September 30, 2021 and 2020, respectively.

Note 7. Line of Credit

Borrowings on the Line of Credit were $0 as of September 30, 2021 and June 30, 2021, respectively. As of September 30, 2021, there was approximately $5,200,000 available to borrow.

Note 8.  Revenue

As of September 30, 2021 and June 30, 2021, the rebate liability was $300,763 and $219,591, respectively. The rebate liability is included in accrued expenses in the accompanying condensed consolidated balance sheets. As of September 30, 2021 and June 30, 2021, the allowance for sales discounts was $14,167 and $9,000, respectively. The allowance for sales discounts is included in trade accounts receivable, less allowance for doubtful accounts in the accompanying condensed consolidated balance sheets.

The following table disaggregates revenue by major product category for the three months ended September 30:

	2021	2020
Orthopedic Soft Bracing Products	$5,573,474	$5,559,918
Physical Therapy and Rehabilitation Products	6,698,356	6,497,230
Other	29,066	75,620
	$12,300,896	$12,132,768

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the disclosures contained in Part I Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operation, contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, but are not limited to: any projections of net sales, earnings, or other financial items; any statements of the strategies, plans and objectives of management for future operations; expectations in connection with the company’s previously announced business optimization plan; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements can be identified by their use of such words as “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” or “anticipate” and similar references to future periods.

We have based our forward-looking statements on management’s current expectations and assumptions about future events and trends affecting our business and industry that are subject to risks and uncertainties. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained in this report. These risks and uncertainties include, but are not limited to, the uncertainty regarding the impact or duration of the Novel Coronavirus Disease 2019 ("COVID-19") virus pandemic that is adversely affecting communities and businesses globally, including ours, as well as those factors described in the section “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the SEC, as well as in our other public filings with the SEC. Actual results may differ from projections as a result of these risks, additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our Unaudited Condensed Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, with a narrative from the perspective of management. You should also consider this information with the information included in our Annual Report on Form 10-K for the year ended June 30, 2021, and our other filings with the SEC, including our quarterly and current reports that we have filed since June 30, 2021 through the date of this report. In the following MD&A, we have rounded many numbers to the nearest one thousand dollars. These numbers should be read as approximate. All inter-company transactions have been eliminated. Our fiscal year ends on June 30. For example, reference to fiscal year 2022 refers to the year ending June 30, 2022. This report covers the three months ended September 30, 2021. Results of operations for the three months ended September 30, 2021 are not necessarily indicative of the results that may be achieved for the full fiscal year ending June 30, 2022.

Overview

 Dynatronics designs, manufactures, and sells a broad range of restorative products for clinical use in physical therapy, rehabilitation, orthopedics, pain management, and athletic training. Through our distribution channels, we market and sell to orthopedists, physical therapists, chiropractors, athletic trainers, sports medicine practitioners, clinics, and hospitals.

Recent Developments

Effective October 6, 2021, Dynatronics provided notice of termination for its Master Service Agreement (“Agreement”) with Millstone Medical Outsourcing, LLC (“Millstone”) under which Millstone provided fulfillment and distribution services. We will exit Millstone’s facility by December 31, 2021, after which, the Agreement will be terminated. Dynatronics agreed to pay Millstone the contractual monthly fees up through December, 2021.

Management believes this action is consistent with our objective of improving gross margins and profitability following the completion of previously announced strategic actions to optimize the business by eliminating approximately 1,600 SKUs of low-margin, third-party distributed products.

Results of Operations

Net Sales

Net sales increased $168,000, or 1.4%, to $12,301,000 for the quarter ended September 30, 2021, compared to net sales of $12,133,000 for the quarter ended September 30, 2020. The year-over-year increase is primarily due to an increase in customer demand compared to the prior year period in which we experienced the impact of COVID-19 precautions and associated deferral on elective procedures which reduced demand for our products. This was offset by a reduction in sales of third-party distributed products which have been discontinued.

Gross Profit

Gross profit for the quarter ended September 30, 2021 decreased $238,000, or about 6.1%, to $3,664,000, or 29.8% of net sales. By comparison, gross profit for the quarter ended September 30, 2020 was $3,902,000, or 32.2% of net sales. The year-over-year decrease in gross profit was primarily attributable to higher freight and raw material costs due to the impact of COVID-19 on the global supply chain, higher personnel costs, and changes to product mix. These items were partially offset by the benefit of the employee retention credit under the CARES Act, as amended, of $97,000 in the quarter ended September 30, 2021.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased $149,000, or 3.5%, to $4,097,000 for the quarter ended September 30, 2021, compared to $4,246,000 for the quarter ended September 30, 2020. Selling expenses decreased $8,000 compared to the prior year period, due primarily to lower commission expense and salaries for rehabilitation products sales force, partially offset by higher marketing salaries. General and administrative ("G&A") expenses decreased $141,000 compared to the prior-year period, driven primarily by the benefit of the employee retention credit of $103,000.

Net Other Income (Expense)

Net other income for the quarter ended September 30, 2021, was $915,000 compared to net other expense of $34,000 for the quarter ended September 30, 2020. The increase in net other income is primarily due to a $943,000 employee retention credit for funds received or receivable from the U.S. federal government under the CARES Act.

Income (Loss) Before Income Tax

Pre-tax income for the quarter ended September 30, 2021 was $483,000 compared to pre-tax loss of $378,000 for the quarter ended September 30, 2020. The $861,000 increase in pre-tax income was attributable to a decrease of $238,000 in gross profit partially offset by a decrease of $149,000 in SG&A and an increase of $949,000 in other income.

Income Tax Provision (Benefit)

Income tax provision was $0 for both quarters ended September 30, 2021 and 2020. See Liquidity and Capital Resources - Deferred Income Tax Assets below for more information.

Net Income (Loss)

Net income was $483,000 for the quarter ended September 30, 2021, compared to net loss of $378,000 for the quarter ended September 30, 2020. The reasons for the changes in net income (loss) are the same as explained above under the heading Net Income (Loss) Before Income Tax.

Net Income (Loss) Attributable to Common Stockholders

Net income attributable to common stockholders increased $867,000 to $296,000 for the quarter ended September 30, 2021, compared to net loss attributable to common stockholders of $572,000 for the quarter ended September 30, 2020. The increase in net income attributable to common stockholders for the quarter is due primarily to a $861,000 increase in net income. On a per share basis, net income attributable to common stockholders was $0.02 per share for the quarter ended September 30, 2021, compared to a net loss of $0.04 per share for the quarter ended September 30, 2020.

Liquidity and Capital Resources

We have historically financed operations through cash from operating activities, available cash reserves, borrowings under a line of credit facility (see Line of Credit, below) and proceeds from the sale of our equity securities. As of September 30, 2021, we had $5,493,000 in cash and cash equivalents and restricted cash, compared to $6,254,000 as of June 30, 2021.

Working capital was $13,221,000 as of September 30, 2021, compared to working capital of $12,433,000 as of June 30, 2021. The current ratio was 2.5 to 1 as of September 30, 2021 and June 30, 2021. Current assets were 55.2% of total assets as of September 30, 2021, and 53.4% of total assets as of June 30, 2021.

We believe that our cash generated from operations, current capital resources and equity proceeds, and available credit provide sufficient liquidity to fund operations for the next 12 months. However, the continuing effects of the COVID-19 pandemic could have an adverse effect on our liquidity and cash and we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times.

In March 2020, we entered into an equity distribution agreement with Canaccord Genuity LLC and Roth Capital Partners LLC, pursuant to which we arranged to offer and sell shares of our common stock in an at-the-market offering (“ATM”) under a registration statement previously filed by us on Form S-3 with the Securities and Exchange Commission. On March 13, 2020, we filed a Prospectus Supplement amending the registration statement (as amended, the "Original Registration Statement") and commenced the ATM. Under the terms of the equity distribution agreement, we may sell shares of our common stock in an aggregate amount of up to $10,000,000, with Canaccord Genuity LLC and Roth Capital Partners LLC acting as our sales agents, at the market prices prevailing on The Nasdaq Capital Market at the time of the sale of such shares. We will pay Canaccord Genuity LLC and Roth Capital Partners, LLC a fixed commission rate equal to 3.0% of the gross sale price per share of common stock sold.

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

Cash and Cash Equivalents

Our cash and cash equivalents and restricted cash position decreased $760,000 to $5,342,000 as of September 30, 2021, compared to $6,102,000 as of June 30, 2021. The primary use of cash in the three months ended September 30, 2021, was for inventories.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, increased approximately $452,000, or 8.0%, to $6,095,000 as of September 30, 2021, from $5,643,000 as of June 30, 2021. The increase was driven primarily by differences in the timing of collections around the end date of each respective quarter. Trade accounts receivable represents amounts due from our customers including dealers and distributors that purchase our products for redistribution, medical practitioners, clinics, hospitals, colleges, universities and sports teams. We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical experience and relationships with our customers. Accounts receivable are generally collected within approximately 40 days of invoicing.

Inventories

Inventories, net of reserves, increased $663,000 or 10.2%, to $7,189,000 as of September 30, 2021, compared to $6,526,000 as of June 30, 2021. The increase was primarily due to steps taken to adjust inventory management in response to the impact of COVID-19 on the global supply chain and right-size incoming material purchases to demand. We believe that our allowance for inventory obsolescence is adequate based on our analysis of inventory, sales trends, and historical experience.

Accounts Payable

Accounts payable increased approximately $642,000 or 17.2%, to $4,380,000 as of September 30, 2021, from $3,738,000 as of June 30, 2021. The increase was driven primarily by an increase in inventory purchases and timing of payments.

Line of Credit

Our line of credit was $0 as of September 30, 2021 and June 30, 2021. As of September 30, 2021, there was approximately $5,200,000 available to borrow.

Debt

  Long-term debt decreased approximately $3,000 to approximately $16,000 as of September 30, 2021, compared to approximately $19,000 as of June 30, 2021. Our long-term debt is primarily comprised of loans related to equipment.

Finance Lease Liability

Finance lease liability as of September 30, 2021 and June 30, 2021 totaled approximately $2,514,000 and $2,596,000, respectively. Our finance lease liability consists primarily of our Utah building lease. In conjunction with the sale and leaseback of our Utah building in August 2014, we entered into a 15-year lease, classified as a finance lease, originally valued at $3,800,000. The building lease asset is amortized on a straight-line basis over 15 years at approximately $252,000 per year. Total accumulated amortization related to the leased building is approximately $1,805,000 at September 30, 2021. The sale generated a profit of $2,300,000, which is being recognized straight-line over the life of the lease at approximately $150,000 per year as an offset to amortization expense. The balance of the deferred gain as of September 30, 2021 is $1,191,000. Lease payments, currently approximately $31,000, are payable monthly and increase annually by approximately 2% per year over the life of the lease. Imputed interest for the three months ended September 30, 2021 was approximately $34,000. In addition to the Utah building, we have certain equipment leases that we have determined are finance leases.

Operating Lease Liability

Operating lease liability as of September 30, 2021 and June 30, 2021 totaled approximately $2,250,000 and $2,470,000, respectively. Our operating lease liability consists primarily of building leases for office, manufacturing, and warehouse space.

Deferred Income Tax Assets

A valuation allowance is required when there is significant uncertainty as to the realizability of deferred income tax assets. The ability to realize deferred income tax assets is dependent upon our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have determined that we do not meet the “more likely than not” threshold that deferred income tax assets will be realized. Accordingly, a valuation allowance is required. Any reversal of the valuation allowance in future periods will favorably impact our results of operations in the period of reversal. As of September 30, 2021 and June 30, 2021, we recorded a full valuation allowance against our net deferred income tax assets. This resulted in no reported income tax expense associated with the operating profit reported during the three months ended September 30, 2021.

Stock Repurchase Plans

We have a stock repurchase plan available to us at the discretion of the Board of Directors. Approximately $449,000 remained of this authorization as of September 30, 2021. No purchases have been made under this plan since September 2011.

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no off-balance sheet arrangements.

Critical Accounting Policies

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K for the year ended June 30, 2021. There have been no material changes to the critical accounting policies previously disclosed in that report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information presented for the year ended June 30, 2021.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.

The risk factors described in our Annual Report on Form 10-K for the year ended June 30, 2021 have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

10.1	Millstone Medical Master Service Agreement 90-day Termination

31.1	Certification under Rule 13a-14(a)/15d-14(a) of principal executive officer

31.2	Certification under Rule 13a-14(a)/15d-14(a) of principal financial officer

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) of principal executive officer

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) of principal financial officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNATRONICS CORPORATION

Date: November 11, 2021	By:	/s/ John A. Krier
John A. Krier
President and Chief Executive Officer (Principal Executive Officer)

