Form 10-Q
period 2021-12-31
DYNATRONICS CORP
filed 2022-02-10
CIK 720875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

 

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of February 7, 2022, there were 17,946,416 shares of the issuer’s common stock outstanding.

DYNATRONICS CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DYNATRONICS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31, 2021	June 30, 2021
Assets
Current assets:
Cash and cash equivalents	$3,422,233	$6,102,447
Restricted cash	151,197	151,197
Trade accounts receivable, less allowance for doubtful accounts of $281,648 and $398,887 as of December 31, 2021 and June 30, 2021, respectively	5,591,857	5,643,016
Other receivables	376,948	1,201,888
Inventories, net	9,324,155	6,526,095
Prepaid expenses	1,648,083	1,281,223

Total current assets	20,514,473	20,905,866

Property and equipment, net	3,061,053	3,328,185
Operating lease assets	2,016,211	2,456,539
Intangible assets, net	4,575,925	4,928,875
Goodwill	7,116,614	7,116,614
Other assets	389,462	403,916

Total assets	$37,673,738	$39,139,995

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,682,080	$3,737,930
Accrued payroll and benefits expense	1,237,284	1,656,311
Accrued expenses	1,037,049	1,485,123
Warranty reserve	196,707	196,707
Current portion of long-term debt	11,923	13,448
Current portion of finance lease liability	345,826	335,444
Current portion of deferred gain	150,448	150,448
Current portion of operating lease liability	920,856	864,081
Other liabilities	23,856	33,194

Total current liabilities	8,606,029	8,472,686

Long-term debt, net of current portion	244	5,362
Finance lease liability, net of current portion	2,084,906	2,260,815
Deferred gain, net of current portion	1,002,986	1,078,210
Operating lease liability, net of current portion	1,106,880	1,605,477
Other liabilities	205,811	203,920

Total liabilities	13,006,856	13,626,470
Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value: Authorized 50,000,000 shares; 3,351,000 shares issued and outstanding as of December 31, 2021 and June 30, 2021	7,980,788	7,980,788
Common stock, no par value: Authorized 100,000,000shares; 17,732,440shares and 17,364,654shares issued and outstanding as of December 31, 2021 and June 30, 2021	33,102,691	32,621,471
Accumulated deficit	(16,416,597)	(15,088,734)

Total stockholders’ equity	24,666,882	25,513,525

Total liabilities and stockholders’ equity	$37,673,738	$39,139,995

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months		Six Months
	December 31,		December 31,
	2021	2020	2021	2020

Net sales	$10,529,853	$11,967,901	$22,830,748	$24,100,669
Cost of sales	8,449,192	8,626,927	17,085,782	16,857,742
Gross profit	2,080,661	3,340,974	5,744,966	7,242,927

Selling, general, and administrative expenses	3,481,529	3,937,839	7,578,196	8,183,465
Operating loss	(1,400,868)	(596,865)	(1,833,230)	(940,538)

Other income (expense):
Interest expense, net	(40,233)	(63,630)	(80,333)	(103,573)
Other income (expense), net	(166)	(2,516)	954,936	3,396
Net other income (expense)	(40,399)	(66,146)	874,603	(100,177)

Loss before income taxes	(1,441,267)	(663,011)	(958,627)	(1,040,715)

Income tax provision	-	(9,821)	-	(9,821)

Net loss	(1,441,267)	(672,832)	(958,627)	(1,050,536)

Deemed dividend on convertible preferred stock and accretion of discount	-	(51,352)	-	(51,352)
Preferred stock dividend, in common stock, issued or to be issued	(182,153)	(182,085)	(369,236)	(376,311)

Net loss attributable to common stockholders	$(1,623,420)	$(906,269)	$(1,327,863)	$(1,478,199)

Net loss per common share
Basic and diluted	$(0.09)	$(0.06)	$(0.08)	$(0.10)

Weighted-average common shares outstanding
Basic and diluted	17,726,869	14,601,186	17,646,040	14,340,774

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

						Total
	Common stock		Preferred stock		Accumulated	stockholders’
	Shares	Amount	Shares	Amount	deficit	equity
Balance at June 30, 2020	13,803,855	$27,474,411	3,681,000	$8,770,798	$(16,349,328)	$19,895,881

Stock-based compensation	84,661	47,470	-	-	-	47,470

Preferred stock dividend, in common stock, issued or to be issued	207,736	194,226	-	-	(194,226)	-

Net loss	-	-	-	-	(377,704)	(377,704)

Balance at September 30, 2020	14,096,252	27,716,107	3,681,000	8,770,798	(16,921,258)	19,565,647

Stock-based compensation	16,940	50,781	-	-	-	50,781

Preferred stock dividend, in common stock, issued or to be issued	276,519	182,085	-	-	(182,085)	-

Preferred stock converted to common stock	330,000	790,010	(330,000)	(790,010)	-	-

Preferred stock beneficial conversion and accretion of discount	-	-	-	51,352	-	51,352

Dividend of beneficial conversion and accretion of discount	-	-	-	(51,352)	-	(51,352)

Net loss	-	-	-	-	(672,832)	(672,832)

Balance at December 31, 2020	14,719,711	28,738,983	3,351,000	7,980,788	(17,776,175)	18,943,596

Stock-based compensation	30,000	30,106	-	-	-	30,106

Preferred stock dividend, in common stock, issued or to be issued	224,797	181,877	-	-	(181,877)	-

Issuance of common stock, net of issuance costs of $137,547	2,230,600	3,462,195	-	-	-	3,462,195

Net income	-	-	-	-	118,209	118,209

Balance at March 31, 2021	17,205,108	32,413,161	3,351,000	7,980,788	(17,839,843)	22,554,106

Stock-based compensation	-	25,843	-	-	-	25,843

Preferred stock dividend, in common stock, issued or to be issued	159,546	182,467	-	-	(182,467)	-

Net income	-	-	-	-	2,933,576	2,933,576

Balance at June 30, 2021	17,364,654	32,621,471	3,351,000	7,980,788	(15,088,734)	25,513,525

Stock-based compensation	85,002	106,395	-	-	-	106,395

Preferred stock dividend, in common stock, issued or to be issued	154,640	187,083	-	-	(187,083)	-

Net income	-	-	-	-	482,640	482,640

Balance at September 30, 2021	17,604,296	32,914,949	3,351,000	7,980,788	(14,793,177)	26,102,560

Stock-based compensation	-	5,589	-	-	-	5,589

Preferred stock dividend, in common stock, issued or to be issued	128,144	182,153	-	-	(182,153)	-

Net loss	-	-	-	-	(1,441,267)	(1,441,267)

Balance at December 31, 2021	17,732,440	$33,102,691	3,351,000	$7,980,788	$(16,416,597)	$24,666,882

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(958,627)	$(1,050,536)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	363,990	438,354
Amortization of intangible assets	352,950	362,192
Amortization of other assets	10,658	11,949
Loss on sale of property and equipment	-	18,760
Stock-based compensation	111,984	98,251
Change in allowance for doubtful accounts receivable	(117,239)	(4,295)
Change in allowance for inventory obsolescence	(258,635)	(208,344)
Amortization deferred gain on sale/leaseback	(75,224)	(75,224)
Change in operating assets and liabilities:
Trade accounts receivable	168,398	(169,885)
Inventories	(2,539,425)	1,194,758
Prepaid expenses and other receivables	458,080	(688,692)
Other assets	3,796	8,005
Accounts payable, accrued expenses, and other current liabilities	69,602	2,696,383

Net cash provided by (used in) operating activities	(2,409,692)	2,631,676

Cash flows from investing activities:
Purchase of property and equipment	(98,351)	(71,646)

Net cash used in investing activities	(98,351)	(71,646)

Cash flows from financing activities:
Principal payments on long-term debt	(6,643)	(88,512)
Principal payments on finance lease liability	(165,527)	(165,009)
Net change in line of credit	-	1,012,934)

Net cash used in financing activities	(172,170)	(1,266,455)

Net change in cash and cash equivalents and restricted cash	(2,680,213)	1,293,575

Cash and cash equivalents and restricted cash at beginning of the period	6,253,644	2,316,301

Cash and cash equivalents and restricted cash at end of the period	$3,573,431	$3,609,876

Supplemental disclosure of cash flow information:
Cash paid for interest	$80,333	$85,560
Supplemental disclosure of non-cash investing and financing activities:
Deemed dividend on convertible preferred stock and accretion of discount	-	51,352
Preferred stock dividend, in common stock, issued or to be issued	369,236	376,312
Conversion of preferred stock to common stock	-	790,010

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2021

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

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 1, Basis of Presentation and Summary of Accounting Policies, of the Notes to Financial Statements included in the Company’s Annual Report. In the opinion of management, the Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of December 31, 2021 and its results of operations and its cash flows for the periods presented. The results of operations for the first six months of the fiscal year are not necessarily indicative of results for the full year or any future periods.

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

Employee Retention Credit

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided an employee retention credit which was a refundable tax credit against certain employment taxes. The Consolidated Appropriations Act extended and expanded the availability of the employee retention credit through June 30, 2021. Subsequently, the American Rescue Plan Act of 2021 extended the availability of the employee retention credit through December 31, 2021. This new legislation amended the employee retention credit to be equal to 70% of qualified wages paid to employees after December 31, 2020, and before January 1, 2022. During calendar year 2021, a maximum of $10,000 in qualified wages for each employee per qualifying calendar quarter may be counted in determining the 70% credit. Therefore, the maximum tax credit that can be claimed by an eligible employer is $7,000 per employee per qualifying calendar quarter of 2021. The Company qualifies for the employee retention credit for quarters that experience a significant decline in gross receipts, defined as quarterly gross receipts that are less than 80 percent of its gross receipts for the same calendar quarter in 2019. The Infrastructure Investment and Jobs Act retroactively ended the employee retention credit as of September 30, 2021. The Company qualified for the credit beginning on January 1, 2021 and received credits for qualified wages through September 30, 2021. During the quarter ended September 30,, 2021, the Company recorded an employee retention credit totaling $1,143,000, of which, $97,000, $103,000, and $943,000 was recorded within cost of sales, selling, general, and administrative, and other income, respectively, on the Company’s condensed consolidated statements of operations.

Other Receivables

Other receivables consist of amounts due from our contract manufacturer for raw materials components provided for use in the production of our products. Payments are due from our contract manufacturer based on the usage of raw material components.

Reclassification

Certain amounts in the December 31, 2020 condensed consolidated statement of cash flows have been reclassified for comparative purposes to conform to the presentation in the December 31, 2021 condensed consolidated statement of cash flows.

Recent Accounting Pronouncements

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

All outstanding options, warrants and convertible preferred stock for common shares are not included in the computation of diluted net loss per common share because they are anti-dilutive, which for the three months ended December 31, 2021, and 2020, totaled 7,799,500 and 10,355,870, respectively, and for the six months ended December 31, 2021, and 2020, totaled 7,757,000 and 10,461,107, respectively.

Note 3. Convertible Preferred Stock

As of December 31, 2021, the Company had issued and outstanding a total of 1,992,000 shares of Series A 8% Convertible Preferred Stock (“Series A Preferred”) and 1,359,000 shares of Series B Convertible Preferred Stock (“Series B Preferred”). The Series A Preferred and Series B Preferred are convertible into a total of 3,351,000 shares of common stock. Dividends payable on these preferred shares accrue at the rate of 8% per year and are payable quarterly in stock or cash at the option of the Company. The Company generally pays the dividends on the preferred stock by issuing shares of its common stock. The formula for paying these dividends using common stock in lieu of cash can change the effective yield on the dividend to more or less than 8% depending on the market price of the common stock at the time of issuance.

In January 2022, the Company paid $182,153 of preferred stock dividends with respect to the Series A Preferred and Series B Preferred that accrued during the three months ended December 31, 2021, by issuing 183,976 shares of common stock.

Note 4. Comprehensive Loss

For the three and six months ended December 31, 2021 and 2020, comprehensive loss was equal to the net loss as presented in the accompanying condensed consolidated statements of operations.

Note 5. Inventories

Inventories consisted of the following:

	December 31, 2021	June 30, 2021
Raw materials	$5,270,792	$3,863,212
Work in process	906,871	784,460
Finished goods	3,514,833	2,505,399
Inventory obsolescence reserve	(368,341)	(626,976)
	$9,324,155	$6,526,095

Note 6. Related-Party Transactions

The Company leases office, manufacturing and warehouse facilities in Northvale, New Jersey; and Eagan, Minnesota from employees, shareholders, and entities controlled by shareholders, who were previously principals of businesses acquired by the Company. The combined expenses associated with these related-party transactions totaled $248,952 and $264,702 for the three months ended December 31, 2021 and 2020, respectively, and $497,905 and $529,405 for the six months ended December 31, 2021 and 2020, respectively.

Note 7. Line of Credit

Borrowings on the Line of Credit were $0 as of December 31, 2021 and June 30, 2021. On  January 15, 2022, the expiration date, there were no outstanding borrowings on the Line of Credit.

Note 8. Revenue

As of December 31, 2021 and June 30, 2021, the rebate liability was $308,297 and $219,591, respectively. The rebate liability is included in accrued expenses in the accompanying condensed consolidated balance sheets. As of December 31, 2021 and June 30, 2021, the allowance for sales discounts was $15,176 and $9,000, respectively. The allowance for sales discounts is included in trade accounts receivable, less allowance for doubtful accounts in the accompanying condensed consolidated balance sheets.

The following table disaggregates revenue by major product category for the three and six months ended December 31:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Orthopedic Soft Bracing Products	$5,076,785	$5,082,484	$10,650,259	$10,642,401
Physical Therapy and Rehabilitation Products	5,426,025	6,824,049	12,124,380	13,321,279
Other	27,043	61,368	56,109	136,989
	$10,529,853	$11,967,901	$22,830,748	$24,100,669

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

We have based our forward-looking statements on management’s current expectations and assumptions about future events and trends affecting our business and industry that are subject to risks and uncertainties. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained in this report. These risks and uncertainties include, but are not limited to, the uncertainty regarding the impact or duration of the Novel Coronavirus Disease 2019 (“COVID-19”) virus pandemic that is adversely affecting communities and businesses globally, including ours, as well as those factors described in the section “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the SEC, as well as in our other public filings with the SEC. Actual results may differ from projections as a result of these risks, additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our Unaudited Condensed Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, with a narrative from the perspective of management. You should also consider this information with the information included in our Annual Report on Form 10-K for the year ended June 30, 2021, and our other filings with the SEC, including our quarterly and current reports that we have filed since June 30, 2021 through the date of this report. In the following MD&A, we have rounded many numbers to the nearest one thousand dollars. These numbers should be read as approximate. All inter-company transactions have been eliminated. Our fiscal year ends on June 30. For example, reference to fiscal year 2022 refers to the year ending June 30, 2022. This report covers the three and six months ended December 31, 2021. Results of operations for the three and six months ended December 31, 2021 are not necessarily indicative of the results that may be achieved for the full fiscal year ending June 30, 2022.

Overview

Dynatronics is a leading medical device company committed to providing high-quality restorative products designed to accelerate achieving optimal health. The Company designs, manufactures, and sells a broad range of products for clinical use in physical therapy, rehabilitation, pain management, and athletic training. Through its distribution channels, Dynatronics markets and sells to orthopedists, physical therapists, chiropractors, athletic trainers, sports medicine practitioners, clinics, hospitals, and consumers. The Company’s products are marketed under a portfolio of high-quality, well-known industry brands including Bird & Cronin®, Solaris™, Hausmann®, Physician’s Choice®, and PROTEAM™, among others. More information is available at www.dynatronics.com.

Results of Operations

Net Sales

Net sales decreased $1,438,000, or 12.0%, to $10,530,000 for the quarter ended December 31, 2021, compared to net sales of $11,968,000 for the quarter ended December 31, 2020. Net sales decreased $1,270,000, or 5.3%, to $22,831,000 for the six months ended December 31, 2021, compared to net sales of $24,101,000 for the six months ended December 31, 2020. The year-over-year decrease is primarily due to a reduction in sales of third-party distributed products which have been discontinued. This was partially offset by an increase in customer demand compared to the prior year period in which we experienced the impact of COVID-19 precautions and associated deferral on elective procedures which reduced demand for our products.

Gross Profit

Gross profit for the quarter ended December 31, 2021 decreased $1,260,000, or about 37.7%, to $2,081,000, or 19.8% of net sales. By comparison, gross profit for the quarter ended December 31, 2020 was $3,341,000, or 27.9% of net sales. Gross profit for the six months ended December 31, 2021 decreased $1,498,000, or about 20.7%, to $5,745,000, or 25.2% of net sales. By comparison, gross profit for the six months ended December 31, 2020 was $7,243,000, or 30.1% of net sales. The year-over-year decrease in gross profit was primarily attributable to higher freight and raw material costs due to the impact of COVID-19 on the global supply chain, higher personnel costs, and changes to product mix. These items were partially offset by the benefit of the employee retention credit under the CARES Act, as amended, of $97,000 in the quarter ended September 30, 2021.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased $456,000, or 11.6%, to $3,482,000 for the quarter ended December 31, 2021, compared to $3,938,000 for the quarter ended December 31, 2020. Selling expenses decreased $261,000 compared to the prior year period, due primarily to lower commission expense and salaries for rehabilitation products sales force, partially offset by higher marketing salaries. General and administrative (“G&A”) expenses decreased $198,000 compared to the prior-year period. The decrease in SG&A was driven primarily by the elimination of distributed products and our direct sales channel which has reduced complexity and associated support costs.

SG&A expenses decreased $605,000, or 7.4%, to $7,578,000 for the six months ended December 31, 2021, compared to $8,183,000 for the six months ended December 31, 2020. Selling expenses decreased $268,000 compared to the prior year period, due primarily to lower commission expense and salaries for rehabilitation products sales force, partially offset by higher marketing salaries. G&A expenses decreased $340,000 compared to the prior-year period. The decrease in SG&A was driven primarily by the elimination of distributed products and our direct sales channel which has reduced complexity and associated support costs.

Net Other Income (Expense)

Net other expense for the quarter ended December 31, 2021, was $40,000 compared to net other expense of $66,000 for the quarter ended December 31, 2020. The decrease in net other expense is primarily due to a $23,000 decrease in interest expense as a result of lower average borrowings on long-term debt. Net other income for the six months ended December 31, 2021, was $875,000 compared to net other expense of $100,000 for the six months ended December 31, 2020. The increase in net other income is primarily due to a $943,000 employee retention credit for funds received or receivable from the U.S. federal government under the CARES Act.

Loss Before Income Tax

Pre-tax loss for the quarter ended December 31, 2021 was $1,441,000 compared to $663,000 for the quarter ended December 31, 2020. The $768,000 increase in pre-tax loss was attributable to a decrease of $1,260,000 in gross profit partially offset by a decrease of $456,000 in SG&A and an decrease of $26,000 in other expense. Pre-tax loss for the six months ended December 31, 2021 was $959,000 compared to $1,041,000 for the six months ended December 31, 2020. The $82,000 decrease in pre-tax loss was attributable to a decrease of $1,498,000 in gross profit offset by a decrease of $605,000 in SG&A and an increase of $975,000 in other income.

Income Tax Provision

Income tax provision was $0 for the three and six months ended December 31, 2021 and $10,000 for the three and six months ended December 31, 2020, respectively. See Liquidity and Capital Resources - Deferred Income Tax Assets below for more information.

Net Loss

Net loss was $1,441,000 for the quarter ended December 31, 2021, compared to $673,000 for the quarter ended December 31, 2020. Net loss was $959,000 for the six months ended December 31, 2021, compared to $1,051,000 for the six months ended December 31, 2020. The reasons for the changes in net loss are the same as explained above under the heading Net Loss Before Income Tax.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders increased $717,000 to $1,623,000 for the quarter ended December 31, 2021, compared to $906,000 for the quarter ended December 31, 2020. On a per share basis, net loss attributable to common stockholders was $0.09 per share for the quarter ended December 31, 2021, compared to $0.06 per share for the quarter ended December 31, 2020.

Net loss attributable to common stockholders decreased $150,000 to $1,328,000 for the six months ended December 31, 2021, compared to $1,478,000 for the six months ended December 31, 2020. On a per share basis, net loss attributable to common stockholders was $0.08 per share for the six months ended December 31, 2021, compared to $0.10 per share for the six months ended December 31, 2020.

Liquidity and Capital Resources

We have historically financed operations through cash from operating activities, available cash reserves, borrowings under a line of credit facility (see Line of Credit, below) and proceeds from the sale of our equity securities. As of December 31, 2021, we had $3,573,000 in cash and cash equivalents and restricted cash, compared to $6,254,000 as of June 30, 2021.

Working capital was $11,908,000 as of December 31, 2021, compared to working capital of $12,433,000 as of June 30, 2021. The current ratio was 2.4 to 1 and 2.5 to 1 as of December 31, 2021 and June 30, 2021, respectively. Current assets were 54.5% of total assets as of December 31, 2021, and 53.4% of total assets as of June 30, 2021.

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

In March 2020, we entered into an equity distribution agreement with Canaccord Genuity LLC and Roth Capital Partners LLC, pursuant to which we arranged to offer and sell shares of our common stock in an at-the-market offering (“ATM”) under a registration statement previously filed by us on Form S-3 with the Securities and Exchange Commission. On March 13, 2020, we filed a Prospectus Supplement amending the registration statement (as amended, the “Original Registration Statement”) and commenced the ATM. Under the terms of the equity distribution agreement, we may sell shares of our common stock in an aggregate amount of up to $10,000,000, with Canaccord Genuity LLC and Roth Capital Partners LLC acting as our sales agents, at the market prices prevailing on The Nasdaq Capital Market at the time of the sale of such shares. We will pay Canaccord Genuity LLC and Roth Capital Partners, LLC a fixed commission rate equal to 3.0% of the gross sale price per share of common stock sold. In May 2021, we filed a registration statement on Form S-3 together with a Prospectus Supplement, for the purpose of replacing the Original Registration Statement, which expired after three years, pursuant to applicable SEC rules. The replacement registration statement provides for potential futures sales in conjunction with a prospectus supplement for up to $2,677,997 in common stock in the ATM.

Cash and Cash Equivalents

Our cash and cash equivalents and restricted cash position decreased $2,681,000 to $3,573,000 as of December 31, 2021, compared to $6,254,000 as of June 30, 2021. The primary use of cash in the six months ended December 31, 2021, was for inventories.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, decreased approximately $51,000, or 0.9%, to $5,592,000 as of December 31, 2021, from $5,643,000 as of June 30, 2021. The decrease was driven primarily by differences in the timing of collections around the end date of each respective quarter. Trade accounts receivable represents amounts due from our customers including dealers and distributors that purchase our products for redistribution, medical practitioners, clinics, hospitals, colleges, universities and sports teams. We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical experience and relationships with our customers. Accounts receivable are generally collected within approximately 40 days of invoicing.

Inventories

Inventories, net of reserves, increased $2,798,000 or 42.9%, to $9,324,000 as of December 31, 2021, compared to $6,526,000 as of June 30, 2021. The increase was primarily due to steps taken to adjust inventory management in response to the impact of COVID-19 on the global supply chain and right-size incoming material purchases to demand. We believe that our allowance for inventory obsolescence is adequate based on our analysis of inventory, sales trends, and historical experience.

Accounts Payable

Accounts payable increased approximately $944,000 or 25.3%, to $4,682,000 as of December 31, 2021, from $3,738,000 as of June 30, 2021. The increase was driven primarily by an increase in inventory purchases and timing of payments.

Line of Credit

Our line of credit was $0 as of December 31, 2021 and June 30, 2021. On  January 15, 2022, the expiration date, there were no outstanding borrowings on the Line of Credit.

Debt

 Long-term debt decreased approximately $7,000 to approximately $12,000 as of December 31, 2021, compared to approximately $19,000 as of June 30, 2021. Our long-term debt is primarily comprised of loans related to equipment.

Finance Lease Liability

Finance lease liability as of December 31, 2021 and June 30, 2021 totaled approximately $2,431,000 and $2,596,000, respectively. Our finance lease liability consists primarily of our Utah building lease. In conjunction with the sale and leaseback of our Utah building in August 2014, we entered into a 15-year lease, classified as a finance lease, originally valued at $3,800,000. The building lease asset is amortized on a straight-line basis over 15 years at approximately $252,000 per year. Total accumulated amortization related to the leased building is approximately $1,869,000 at December 31, 2021. The sale generated a profit of $2,300,000, which is being recognized straight-line over the life of the lease at approximately $150,000 per year as an offset to amortization expense. The balance of the deferred gain as of December 31, 2021 is $1,153,000. Lease payments, currently approximately $31,000, are payable monthly and increase annually by approximately 2% per year over the life of the lease. Imputed interest for the three and six months ended December 31, 2021 was approximately $33,000 and 67,000, respectively. In addition to the Utah building, we have certain equipment leases that we have determined are finance leases.

Operating Lease Liability

Operating lease liability as of December 31, 2021 and June 30, 2021 totaled approximately $2,028,000 and $2,470,000, respectively. Our operating lease liability consists primarily of building leases for office, manufacturing, and warehouse space.

Deferred Income Tax Assets

A valuation allowance is required when there is significant uncertainty as to the realizability of deferred income tax assets. The ability to realize deferred income tax assets is dependent upon our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have determined that we do not meet the “more likely than not” threshold that deferred income tax assets will be realized. Accordingly, a valuation allowance is required. Any reversal of the valuation allowance in future periods will favorably impact our results of operations in the period of reversal. As of December 31, 2021 and June 30, 2021, we recorded a full valuation allowance against our net deferred income tax assets. This resulted in no reported income tax expense associated with the operating profit reported during the three and six months ended December 31, 2021.

Stock Repurchase Plans

We have a stock repurchase plan available to us at the discretion of the Board of Directors. Approximately $449,000 remained of this authorization as of December 31, 2021. No purchases have been made under this plan since September 2011.

Off-Balance Sheet Arrangements

As of December 31, 2021, we had no off-balance sheet arrangements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DYNATRONICS CORPORATION

Date: February 10, 2022	By:	/s/ John A. Krier
John A. Krier
President and Chief Executive Officer (Principal Executive Officer)

