Form 10-Q
period 2022-03-31
DYNATRONICS CORP
filed 2022-05-12
CIK 720875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 6, 2022, there were 18,198,315 shares of the issuer’s common stock outstanding.

DYNATRONICS CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DYNATRONICS CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

Assets	March 31, 2022	June 30, 2021
Current assets:
Cash and cash equivalents	$2,321,640	$6,102,447
Restricted cash	151,207	151,197
Trade accounts receivable, less allowance for doubtful accounts of $242,534 and $398,887 as of March 31, 2022 and June 30, 2021, respectively	5,126,539	5,643,016
Other receivables	558,544	1,201,888
Inventories, net	11,631,165	6,526,095
Prepaid expenses	980,112	1,281,223

Total current assets	20,769,207	20,905,866

Property and equipment, net	3,040,860	3,328,185
Operating lease assets	1,792,182	2,456,539
Intangible assets, net	4,399,450	4,928,875
Goodwill	7,116,614	7,116,614
Other assets	382,912	403,916

Total assets	$37,501,225	$39,139,995

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,699,169	$3,737,930
Accrued payroll and benefits expense	1,018,633	1,656,311
Accrued expenses	852,870	1,485,123
Warranty reserve	196,707	196,707
Current portion of long-term debt	8,788	13,448
Current portion of finance lease liability	338,205	335,444
Current portion of deferred gain	150,448	150,448
Current portion of operating lease liability	933,530	864,081
Other liabilities	23,856	33,194

Total current liabilities	10,222,206	8,472,686

Long-term debt, net of current portion	-	5,362
Finance lease liability, net of current portion	2,007,569	2,260,815
Deferred gain, net of current portion	965,374	1,078,210
Operating lease liability, net of current portion	867,790	1,605,477
Other liabilities	206,150	203,920

Total liabilities	14,269,089	13,626,470
Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value: Authorized 50,000,000 shares; 3,351,000 shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively	7,980,788	7,980,788
Common stock, no par value: Authorized 100,000,000 shares; 17,946,416 shares and 17,364,654 shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively	33,321,575	32,621,471
Accumulated deficit	(18,070,227)	(15,088,734)

Total stockholders' equity	23,232,136	25,513,525

Total liabilities and stockholders' equity	$37,501,225	$39,139,995

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

Net sales	$10,316,253	$11,460,415	$33,147,001	$35,561,084
Cost of sales	8,005,146	8,155,454	25,090,927	25,013,197
Gross profit	2,311,107	3,304,961	8,056,074	10,547,887

Selling, general, and administrative expenses	3,746,646	3,905,055	11,324,798	12,088,520
Operating loss	(1,435,539)	(600,094)	(3,268,724)	(1,540,633)

Other income (expense):
Interest expense, net	(35,138)	(62,518)	(112,814)	(166,091)
Other income (expense), net	(873)	780,821	954,062	784,218
Net other income (expense)	36,011)	718,303	841,248	618,127

Income (loss) before income taxes	1,471,550)	118,209	2,427,476)	922,506)

Income tax provision	-	-	-	(9,821)

Net income (loss)	(1,471,550)	118,209	(2,427,476)	(932,327)

Deemed dividend on convertible preferred stock and accretion of discount	-	-	-	(51,352)
Preferred stock dividend, in common stock, issued or to be issued	(182,080)	(181,877)	(551,316)	(558,188)

Net loss attributable to common stockholders	$(1,653,630)	$(63,668)	$(2,978,792)	$(1,541,867)

Net loss per common share
Basic and diluted	$(0.09)	$(0.00)	$(0.17)	$(0.10)

Weighted-average common shares outstanding
Basic and diluted	17,939,283	15,827,808	17,742,361	14,829,216

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

						Total
	Common stock		Preferred stock		Accumulated	stockholders'
	Shares	Amount	Shares	Amount	deficit	equity
Balance at June 30, 2020	13,803,855	$27,474,411	3,681,000	$8,770,798	$(16,349,328)	$19,895,881

Stock-based compensation	84,661	47,470	-	-	-	47,470

Preferred stock dividend, in common stock, issued or to be issued	207,736	194,226	-	-	(194,226)	-

Net loss	-	-	-	-	(377,704)	(377,704)

Balance at September 30, 2020	14,096,252	27,716,107	3,681,000	8,770,798	(16,921,258)	19,565,647

Stock-based compensation	16,940	50,781	-	-	-	50,781

Preferred stock dividend, in common stock, issued or to be issued	276,519	182,085	-	-	(182,085)	-

Preferred stock converted to common stock	330,000	790,010	(330,000)	(790,010)	-	-

Preferred stock beneficial conversion and accretion of discount	-	-	-	51,352	-	51,352

Dividend of beneficial conversion and accretion of discount	-	-	-	(51,352)	-	(51,352)

Net loss	-	-	-	-	(672,832)	(672,832)

Balance at December 31, 2020	14,719,711	28,738,983	3,351,000	7,980,788	(17,776,175)	18,943,596

Stock-based compensation	30,000	30,106	-	-	-	30,106

Preferred stock dividend, in common stock, issued or to be issued	224,797	181,877	-	-	(181,877)	-

Issuance of common stock, net of issuance costs of $137,547	2,230,600	3,462,195	-	-	-	3,462,195

Net income	-	-	-	-	118,209	118,209

Balance at March 31, 2021	17,205,108	32,413,161	3,351,000	7,980,788	(17,839,843)	22,554,106

Stock-based compensation	-	25,843	-	-	-	25,843

Preferred stock dividend, in common stock, issued or to be issued	159,546	182,467	-	-	(182,467)	-

Net income	-	-	-	-	2,933,576	2,933,576

Balance at June 30, 2021	17,364,654	32,621,471	3,351,000	7,980,788	(15,088,734)	25,513,525

Stock-based compensation	85,002	106,395	-	-	-	106,395

Preferred stock dividend, in common stock, issued or to be issued	154,640	187,083	-	-	(187,083)	-

Net income	-	-	-	-	482,640	482,640

Balance at September 30, 2021	17,604,296	32,914,949	3,351,000	7,980,788	(14,793,177)	26,102,560

Stock-based compensation	-	5,589	-	-	-	5,589

Preferred stock dividend, in common stock, issued or to be issued	128,144	182,153	-	-	(182,153)	-

Net loss	-	-	-	-	(1,441,267)	(1,441,267)

Balance at December 31, 2021	17,732,440	33,102,691	3,351,000	7,980,788	(16,416,597)	24,666,882

Stock-based compensation	30,000	36,804	-	-	-	36,804

Preferred stock dividend, in common stock, issued or to be issued	183,976	182,080	-	-	(182,080)	-

Net loss	-	-	-	-	(1,471,550)	(1,471,550)

Balance at March 31, 2022	17,946,416	$33,321,575	3,351,000	$7,980,788	$(18,070,227)	$23,232,136

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,427,476)	$(932,327)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	543,899	662,945
Amortization of intangible assets	529,425	543,288
Amortization of other assets	11,512	19,209
Loss on sale of property and equipment	903	27,192
Stock-based compensation	148,788	128,357
Change in allowance for doubtful accounts receivable	(156,353)	(17,319)
Change in allowance for inventory obsolescence	(219,664)	(207,030)
Amortization deferred gain on sale/leaseback	(112,836)	(112,836)
Change in operating assets and liabilities:
Trade accounts receivable	672,830	(892,286)
Inventories	(4,885,406)	355,276
Prepaid expenses and other receivables	944,455	(1,075,908)
Other assets	6,791	21,908
Accounts payable, accrued expenses, and other current liabilities	1,684,200	1,793,532

Net cash (used in) provided by operating activities	(3,258,932)	314,001

Cash flows from investing activities:
Purchase of property and equipment	(261,358)	(88,745)

Net cash used in investing activities	(261,358)	(88,745)

Cash flows from financing activities:
Principal payments on long-term debt	(10,022)	(103,508)
Principal payments on finance lease liability	(250,485)	(236,351)
Net change in line of credit	-	(1,012,934)
Proceeds from issuance of common stock, net	-	3,462,195

Net cash (used in) provided by financing activities	(260,507)	2,109,402

Net change in cash and cash equivalents and restricted cash	(3,780,797)	2,334,658

Cash and cash equivalents and restricted cash at beginning of the period	6,253,644	2,316,301

Cash and cash equivalents and restricted cash at end of the period	$2,472,847	$4,650,959

Supplemental disclosure of cash flow information:
Cash paid for interest	$112,824	$143,693
Supplemental disclosure of non-cash investing and financing activities:
Deemed dividend on convertible preferred stock and accretion of discount	-	51,352
Preferred stock dividend, in common stock, issued or to be issued	551,316	558,189
Conversion of preferred stock to common stock	-	790,010

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2022

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

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 1, Basis of Presentation and Summary of Accounting Policies, of the Notes to Financial Statements included in the Company’s Annual Report. In the opinion of management, the Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2022 and its results of operations and its cash flows for the periods presented. The results of operations for the first nine months of the fiscal year are not necessarily indicative of results for the full year or any future periods.

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

Employee Retention Credit

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided an employee retention credit which was a refundable tax credit against certain employment taxes. The Consolidated Appropriations Act extended and expanded the availability of the employee retention credit through June 30, 2021. Subsequently, the American Rescue Plan Act of 2021 extended the availability of the employee retention credit through December 31, 2021. This new legislation amended the employee retention credit to be equal to 70% of qualified wages paid to employees after December 31, 2020, and before January 1, 2022. During calendar year 2021, a maximum of $10,000 in qualified wages for each employee per qualifying calendar quarter may be counted in determining the 70% credit. Therefore, the maximum tax credit that can be claimed by an eligible employer is $7,000 per employee per qualifying calendar quarter of 2021. The Company qualifies for the employee retention credit for quarters that experience a significant decline in gross receipts, defined as quarterly gross receipts that are less than 80 percent of its gross receipts for the same calendar quarter in 2019. The Infrastructure Investment and Jobs Act retroactively ended the employee retention credit as of September 30, 2021. The Company qualified for the credit beginning on January 1, 2021 and received credits for qualified wages through September 30, 2021. During the quarter ended September 30, 2021, the Company recorded an employee retention credit totaling $1,143,000, of which, $97,000, $103,000, and $943,000 was recorded within cost of sales, selling, general, and administrative, and other income, respectively, on the Company’s condensed consolidated statements of operations. During the three months ended March 31, 2021, the Company recorded an employee retention credit totaling $963,000, of which, $75,000, $98,000, and $790,000 was recorded within cost of sales, selling, general, and administrative, and other income, respectively, on the Company’s condensed consolidated statements of operations

Other Receivables

Other receivables consist of amounts due from our contract manufacturer for raw materials components provided for use in the production of our products. Payments are due from our contract manufacturer based on the usage of raw material components.

Reclassification

Certain amounts in the March 31, 2021 condensed consolidated statement of cash flows have been reclassified for comparative purposes to conform to the presentation in the March 31, 2022 condensed consolidated statement of cash flows.

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

All outstanding options, warrants and convertible preferred stock for common shares are not included in the computation of diluted net loss per common share because they are anti-dilutive, which for the three months ended March 31, 2022, and 2021, totaled 7,814,500 and 10,187,500, respectively, and for the nine months ended March 31, 2022, and 2021, totaled 7,776,167 and 10,337,390, respectively.

Note 3. Convertible Preferred Stock

As of March 31, 2022, the Company had issued and outstanding a total of 1,992,000 shares of Series A 8% Convertible Preferred Stock (“Series A Preferred”) and 1,359,000 shares of Series B Convertible Preferred Stock ("Series B Preferred"). The Series A Preferred and Series B Preferred are convertible into a total of 3,351,000 shares of common stock. Dividends payable on these preferred shares accrue at the rate of 8% per year and are payable quarterly in stock or cash at the option of the Company. The Company generally pays the dividends on the preferred stock by issuing shares of its common stock. The formula for paying these dividends using common stock in lieu of cash can change the effective yield on the dividend to more or less than 8% depending on the market price of the common stock at the time of issuance.

In April 2022, the Company paid $182,080 of preferred stock dividends with respect to the Series A Preferred and Series B Preferred that accrued during the three months ended March 31, 2022, by issuing 250,287 shares of common stock.

Note 4. Comprehensive Loss

For the three and nine months ended March 31, 2022 and 2021, comprehensive loss was equal to the net loss as presented in the accompanying condensed consolidated statements of operations.

Note 5. Inventories

Inventories consisted of the following:

	March 31, 2022	June 30, 2021
Raw materials	$6,629,384	$3,863,212
Work in process	370,013	784,460
Finished goods	5,039,080	2,505,399
Inventory obsolescence reserve	(407,312)	(626,976)
	$11,631,165	$6,526,095

Note 6. Related-Party Transactions

The Company leases office, manufacturing and warehouse facilities in Northvale, New Jersey; and Eagan, Minnesota from employees, shareholders, and entities controlled by shareholders, who were previously principals of businesses acquired by the Company. The combined expenses associated with these related-party transactions totaled $248,952 and $264,702 for the three months ended March 31, 2022 and 2021, respectively, and $746,858 and $794,108 for the nine months ended March 31, 2022 and 2021, respectively.

Note 7. Revenue

As of March 31, 2022 and June 30, 2021, the rebate liability was $241,273 and $219,591, respectively. The rebate liability is included in accrued expenses in the accompanying condensed consolidated balance sheets. As of March 31, 2022 and June 30, 2021, the allowance for sales discounts was $15,239 and $9,000, respectively. The allowance for sales discounts is included in trade accounts receivable, less allowance for doubtful accounts in the accompanying condensed consolidated balance sheets.

The following table disaggregates revenue by major product category for the three and nine months ended March 31:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Orthopedic Soft Bracing Products	$5,476,469	$4,794,787	$16,126,728	$15,437,188
Physical Therapy and Rehabilitation Products	4,810,043	6,581,598	16,934,423	19,902,877
Other	29,741	84,030	85,850	221,019
	$10,316,253	$11,460,415	$33,147,001	$35,561,084

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our Unaudited Condensed Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, with a narrative from the perspective of management. You should also consider this information with the information included in our Annual Report on Form 10-K for the year ended June 30, 2021, and our other filings with the SEC, including our quarterly and current reports that we have filed since June 30, 2021 through the date of this report. In the following MD&A, we have rounded many numbers to the nearest one thousand dollars. These numbers should be read as approximate. All inter-company transactions have been eliminated. Our fiscal year ends on June 30. For example, reference to fiscal year 2022 refers to the year ending June 30, 2022. This report covers the three and nine months ended March 31, 2022. Results of operations for the three and nine months ended March 31, 2022 are not necessarily indicative of the results that may be achieved for the full fiscal year ending June 30, 2022.

Overview

Dynatronics is a leading medical device company committed to providing high-quality restorative products designed to accelerate achieving optimal health. The Company designs, manufactures, and sells a broad range of products for clinical use in physical therapy, rehabilitation, pain management, and athletic training. Through its distribution channels, Dynatronics markets and sells to orthopedists, physical therapists, chiropractors, athletic trainers, sports medicine practitioners, clinics, and hospitals. The Company's products are marketed under a portfolio of high-quality, well-known industry brands including Bird & Cronin®, Solaris™, Hausmann®, and PROTEAM™, among others. More information is available at www.dynatronics.com.

Results of Operations

Net Sales

Net sales decreased $1,144,000, or 10.0%, to $10,316,000 for the quarter ended March 31, 2022, compared to net sales of $11,460,000 for the quarter ended March 31, 2021. Net sales decreased $2,414,000, or 6.8%, to $33,147,000 for the nine months ended March 31, 2022, compared to net sales of $35,561,000 for the nine months ended March 31, 2021. The year-over-year decrease is primarily due to a reduction in sales of third-party distributed products which have been discontinued. This was partially offset by an increase in customer demand compared to the prior year period in which we experienced the impact of COVID-19 precautions and associated deferral on elective procedures which reduced demand for our products.

Gross Profit

Gross profit for the quarter ended March 31, 2022 decreased $994,000, or about 30.1%, to $2,311,000, or 22.4% of net sales. By comparison, gross profit for the quarter ended March 31, 2021 was $3,305,000, or 28.8% of net sales. Gross profit for the nine months ended March 31, 2022 decreased $2,492,000, or about 23.6%, to $8,056,000, or 24.3% of net sales. By comparison, gross profit for the nine months ended March 31, 2021 was $10,548,000, or 29.7% of net sales. The year-over-year decrease in gross profit was primarily attributable to higher freight and raw material costs due to the impact of COVID-19 on the global supply chain, higher personnel costs, and changes to product mix.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased $158,000, or 4.1%, to $3,747,000 for the quarter ended March 31, 2022, compared to $3,905,000 for the quarter ended March 31, 2021. Selling expenses decreased $117,000 compared to the prior year period, due primarily to lower commission expense and salaries for rehabilitation products sales force, partially offset by higher marketing salaries. General and administrative ("G&A") expenses decreased $41,000 compared to the prior-year period. The decrease in SG&A was driven primarily by the elimination of distributed products and our direct sales channel which has reduced complexity and associated support costs.

SG&A expenses decreased $764,000, or 6.3%, to $11,325,000 for the nine months ended March 31, 2022, compared to $12,089,000 for the nine months ended March 31, 2021. Selling expenses decreased $384,000 compared to the prior year period, due primarily to lower commission expense and salaries for rehabilitation products sales force, partially offset by higher marketing salaries. G&A expenses decreased $380,000 compared to the prior-year period. The decrease in SG&A was driven primarily by the elimination of distributed products and our direct sales channel which has reduced complexity and associated support costs.

Net Other Income (Expense)

Net other expense for the quarter ended March 31, 2022, was $36,000 compared to net other income of $718,000 for the quarter ended March 31, 2021. The decrease in net other income is primarily due to a $790,000 employee retention credit for funds received or receivable from the U.S. federal government under the CARES Act and a decrease in interest expense as a result of lower average borrowings on long-term debt. Net other income for the nine months ended March 31, 2022, was $841,000 compared to net other income of $618,000 for the nine months ended March 31, 2021. The increase in net other income is primarily due to a $154,000 increase in the employee retention credit as a result of increased headcount and a decrease in interest expense as a result of lower average borrowings on long-term debt.

Income (Loss) Before Income Taxes

Pre-tax loss for the quarter ended March 31, 2022 was $1,472,000 compared to pre-tax income of $118,000 for the quarter ended March 31, 2021. The $1,590,000 increase in pre-tax loss was attributable to a decrease of $994,000 in gross profit and an increase of $754,000 in other expense partially offset by a decrease of $158,000 in SG&A. Pre-tax loss for the nine months ended March 31, 2022 was $2,427,000 compared to $923,000 for the nine months ended March 31, 2021. The $1,504,000 increase in pre-tax loss was attributable to a decrease of $2,492,000 in gross profit partially offset by a decrease of $764,000 in SG&A and an increase of $223,000 in other income.

Income Tax Provision

Income tax provision was $0 for the three and nine months ended March 31, 2022 and $0 and $10,000 for the three and nine months ended March 31, 2021, respectively. See Liquidity and Capital Resources - Deferred Income Tax Assets below for more information.

Net Loss

Net loss was $1,472,000 for the quarter ended March 31, 2022, compared to net income of $118,000 for the quarter ended March 31, 2021. Net loss was $2,427,000 for the nine months ended March 31, 2022, compared to $932,000 for the nine months ended March 31, 2021. The reasons for the changes in net loss are the same as explained above under the heading Income (Loss) Before Income Taxes.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders increased $1,590,000 to $1,654,000 for the quarter ended March 31, 2022, compared to $64,000 for the quarter ended March 31, 2021. On a per share basis, net loss attributable to common stockholders was $0.09 per share for the quarter ended March 31, 2022, compared to $0.00 per share for the quarter ended March 31, 2021.

Net loss attributable to common stockholders increased $1,437,000 to $2,979,000 for the nine months ended March 31, 2022, compared to $1,542,000 for the nine months ended March 31, 2021. On a per share basis, net loss attributable to common stockholders was $0.17 per share for the nine months ended March 31, 2022, compared to $0.10 per share for the nine months ended March 31, 2021.

Liquidity and Capital Resources

We have historically financed operations through cash from operating activities, available cash reserves, and proceeds from the sale of our equity securities. As of March 31, 2022, we had $2,473,000 in cash and cash equivalents and restricted cash, compared to $6,254,000 as of June 30, 2021.

Working capital was $10,547,000 as of March 31, 2022, compared to working capital of $12,433,000 as of June 30, 2021. The current ratio was 2.0 to 1 and 2.5 to 1 as of March 31, 2022 and June 30, 2021, respectively. Current assets were 55.4% of total assets as of March 31, 2022, and 53.4% of total assets as of June 30, 2021.

We believe that our cash generated from operations, and current capital resources and equity proceeds provide sufficient liquidity to fund operations for the next 12 months. However, the continuing effects of the COVID-19 pandemic on the global supply chain, higher personnel costs, and changes to product mix, could have an adverse effect on our liquidity and cash and we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times.

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

Cash and Cash Equivalents

Our cash and cash equivalents and restricted cash position decreased $3,781,000 to $2,473,000 as of March 31, 2022, compared to $6,254,000 as of June 30, 2021. The primary use of cash in the nine months ended March 31, 2022, was for inventories.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, decreased approximately $516,000, or 9.2%, to $5,127,000 as of March 31, 2022, from $5,643,000 as of June 30, 2021. The decrease was driven primarily by differences in the timing of collections around the end date of each respective quarter. Trade accounts receivable represents amounts due from our customers including dealers and distributors that purchase our products for redistribution, medical practitioners, clinics, hospitals, colleges, universities and sports teams. We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical experience and relationships with our customers. Accounts receivable are generally collected within approximately 40 days of invoicing.

Inventories

Inventories, net of reserves, increased $5,105,000 or 78.2%, to $11,631,000 as of March 31, 2022, compared to $6,526,000 as of June 30, 2021. The increase was primarily due to steps taken to adjust inventory management in response to the impact of COVID-19 on the global supply chain and right-size incoming material purchases to demand. We believe that our allowance for inventory obsolescence is adequate based on our analysis of inventory, sales trends, and historical experience.

Accounts Payable

Accounts payable increased approximately $2,961,000 or 79.2%, to $6,699,000 as of March 31, 2022, from $3,738,000 as of June 30, 2021. The increase was driven primarily by an increase in inventory purchases and timing of payments.

Debt

  Long-term debt decreased approximately $10,000 to approximately $9,000 as of March 31, 2022, compared to approximately $19,000 as of June 30, 2021. Our long-term debt is primarily comprised of loans related to equipment.

Finance Lease Liability

Finance lease liability as of March 31, 2022 and June 30, 2021 totaled approximately $2,346,000 and $2,596,000, respectively. Our finance lease liability consists primarily of our Utah building lease. In conjunction with the sale and leaseback of our Utah building in August 2014, we entered into a 15-year lease, classified as a finance lease, originally valued at $3,800,000. The building lease asset is amortized on a straight-line basis over 15 years at approximately $252,000 per year. Total accumulated amortization related to the leased building is approximately $1,931,000 at March 31, 2022. The sale generated a profit of $2,300,000, which is being recognized straight-line over the life of the lease at approximately $150,000 per year as an offset to amortization expense. The balance of the deferred gain as of March 31, 2022, is $1,116,000. Lease payments, currently approximately $31,000, are payable monthly and increase annually by approximately 2% per year over the life of the lease. Imputed interest for the three and nine months ended March 31, 2022 was approximately $32,000 and $99,000, respectively. In addition to the Utah building, we have certain equipment leases that we have determined are finance leases.

Operating Lease Liability

Operating lease liability as of March 31, 2022 and June 30, 2021 totaled approximately $1,801,000 and $2,470,000, respectively. Our operating lease liability consists primarily of building leases for office, manufacturing, and warehouse space.

Deferred Income Tax Assets

A valuation allowance is required when there is significant uncertainty as to the realizability of deferred income tax assets. The ability to realize deferred income tax assets is dependent upon our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have determined that we do not meet the “more likely than not” threshold that deferred income tax assets will be realized. Accordingly, a valuation allowance is required. Any reversal of the valuation allowance in future periods will favorably impact our results of operations in the period of reversal. As of March 31, 2022 and June 30, 2021, we recorded a full valuation allowance against our net deferred income tax assets. This resulted in no reported income tax expense associated with the operating profit reported during the three and nine months ended March 31, 2022.

Stock Repurchase Plans

We have a stock repurchase plan available to us at the discretion of the Board of Directors. Approximately $449,000 remained of this authorization as of March 31, 2022. No purchases have been made under this plan since September 2011.

Off-Balance Sheet Arrangements

As of March 31, 2022, we had no off-balance sheet arrangements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DYNATRONICS CORPORATION

Date: May 12, 2022	By:	/s/ John A. Krier
John A. Krier
President and Chief Executive Officer (Principal Executive Officer)

