Form 10-K
period 2022-06-30
DYNATRONICS CORP
filed 2022-09-22
CIK 720875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022.

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates computed by reference to the price at which the common stock was last sold on December 31, 2021 (the last day of the registrant’s most recently completed second fiscal quarter), was approximately $14.2 million.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of September 16, 2022, there were 18,581,255 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on November 17, 2022 are incorporated by reference into Part III.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including documents incorporated herein by reference, contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, but are not limited to: any projections of net sales, earnings, or outlook for fiscal year 2023, and other financial items; any statements of the strategies, plans and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements can be identified by their use of such words as “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” or “anticipate” and similar references to future periods.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. These risks and uncertainties include, but are not limited to, the uncertainty regarding the impact or duration of the Novel Coronavirus Disease 2019 (“COVID-19”) virus pandemic adversely affecting communities and businesses. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, those that are discussed in “Business” (Part I, Item 1 of this Form 10-K), “Risk Factors” (Part I, Item 1A of this Form 10-K), and throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7 of this Form 10-K). Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in forward-looking statements within this report. The forward-looking statements included in this report speak only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1. Business

Company Background

Dynatronics Corporation is a leading medical device company committed to providing high-quality restorative products designed to accelerate achieving optimal health. The Company designs, manufactures, and sells a broad range of products for clinical use in physical therapy, rehabilitation, pain management, and athletic training. Through its distribution channels, Dynatronics markets and sells to orthopedists, physical therapists, chiropractors, athletic trainers, sports medicine practitioners, clinics, and hospitals. The Company’s products are marketed under a portfolio of high-quality, well-known industry brands including Bird & Cronin, Solaris, Hausmann, PROTEAM, and Mammoth, among others.

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

Corporate Information

Dynatronics Corporation is a Utah corporation founded in 1983 as Dynatronics Laser Corporation to acquire our predecessor company, Dynatronics Research Company, which was also a Utah corporation, formed in 1979. Our principal executive offices are located at 1200 Trapp Road, Eagan, Minnesota, 55121, and our telephone number is (801) 568-7000. Our website address is www.dynatronics.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and documents we file with the Securities and Exchange Commission (or “SEC”) are available via a link to the SEC’s website www.sec.gov on our website under the “Investors” tab, which directs you to our page at https://investors@dynatronics.com. Available on this website as a portal, investors can find or navigate to pertinent information about us, including copies of the reports described above, as well as other information such as the following:

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

We operate on a fiscal year ending June 30. For example, reference to fiscal year 2022 refers to the fiscal year ended June 30, 2022. All references to financial statements in this report refer to the consolidated financial statements of our parent company, Dynatronics Corporation, and our wholly-owned subsidiaries, Bird & Cronin, LLC, Hausmann Enterprises, LLC, and Dynatronics Distribution Company, LLC.

Our Products

We sell products that we manufacture or which are manufactured by our Dynatronics affiliated entities or contract manufacturers.

We offer a broad range of restorative products for clinical use in physical therapy, rehabilitation, orthopedics, pain management, and athletic training. Our offerings include orthopedic soft bracing and supports, patient care products, treatment tables, rehabilitation equipment, therapeutic modalities, and related supplies.

Our products are used primarily by orthopedists, physical therapists, chiropractors, athletic trainers, sports medicine practitioners, clinics, and hospitals.

Orthopedic Soft Bracing Products

Our orthopedic soft bracing products are designed to accelerate health for patients both pre- and post-surgical intervention, and during fracture recovery, joint stabilization, and ligament injury.

Our Bird & Cronin products include, among others, cervical collars, shoulder immobilizers, arm slings, wrist and elbow supports, abdominal and lumbosacral supports, maternity supports, knee immobilizers and supports, ankle walkers and supports, plantar fasciitis splints, and cold therapy. We continually seek to update our line of soft bracing products.

Physical Therapy and Rehabilitation Products

Our physical therapy and rehabilitation products are designed to accelerate health in a wide range of clinical settings, including physical therapy, rehabilitation, pain management, and athletic training.

Our Solaris, Hausmann, PROTEAM , and Mammoth brands include products for physical therapy, rehabilitation, and athletic training. These products include treatment tables, rehabilitation equipment, therapeutic modalities, and related supplies.

Therapeutic Modalities: We manufacture and distribute a premium line of therapeutic modality devices that include electrotherapy, ultrasound, phototherapy, traction, hot and cold therapy, and electrodes. These modalities can be effective in treating pain, increasing local blood circulation, promoting relaxation of muscle spasms, preventing retardation of disuse atrophy, and accelerating muscle re-education. Our branded line of modalities are well known to clinicians across all of our end-markets.

Treatment Tables, Exercise and Rehabilitation Equipment: We manufacture a premium line of power and manually operated treatment tables, mat platforms, work tables, parallel bars, training stairs, weight racks, and other related equipment. These products are essential to treating patients in a variety of clinical settings.

Supplies: We manufacture and distribute various clinical supplies that include exercise bands and tubing, lotions and gels, orthopedic bracing, paper products, and other related supplies.

Sales Mix among Key Products

No single product accounted for more than 10% of total revenues in fiscal years 2022 or 2021. Sales of product we manufacture or are manufactured by our contract manufacturers represented approximately 99% and 79% of total product sales, excluding freight and other revenue, in fiscal years 2022 and 2021, respectively.

Patents and Trademarks

Patents. We own a United States patent on our thermoelectric technology that will remain in effect until February 2033. We also hold a United States patent on our combination traction/phototherapy technology that will remain in effect until December 2026, and a United States patent on our phototherapy technology that will remain in effect until August 2025.

Trademarks and Copyrights. We own trademarks used in our business, particularly marks relating to our corporate and product names. United States trademark registrations that are significant to our business include Dynatron®, Dynatron Solaris®, Dynaheat®, BodyIce®, Powermatic®, Bird & Cronin®, Physician’s Choice®, Hausmann®, PROTEAM™, and Mammoth™.

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

Warranty Service

We provide a warranty on all manufactured products for time periods generally ranging in length from 90 days to five years from the date of sale. We service warranty claims on these products at our Utah, New Jersey, and Minnesota sites depending on the product and service required. Our warranty policies are comparable to warranties generally available in the industry. Warranty claims are not material.

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

We have entered into agreements with independent clinics and hospitals, regional and national chains of physical therapy clinics and hospitals, integrated delivery networks, group purchasing organizations (“GPOs”), and government agencies. We sell products directly to these clinics, hospitals, and groups pursuant to preferred pricing arrangements. No single customer or group of related accounts was responsible for 10% or more of net sales in fiscal years 2022 or 2021.

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

Manufacturing and Quality Assurance

We produce products at our facilities in Northvale, New Jersey, Eagan, Minnesota, and Cottonwood Heights, Utah. Our products utilize custom components both fashioned internally from sourced raw materials, as well as components purchased from third-party suppliers. All parts and components purchased from third-party suppliers meet established specifications. Trained staff performs all sub-assembly, final assembly and quality assurance testing by following established procedures. Our design and development process ensures that our products meet specified design requirements. We strive to manage the suppliers of components and materials to ensure their quality and availability for our manufacturing teams.

Ascentron manufactures and assembles the Company’s electrotherapy products to specifications provided by the Company, and the Company purchases the finished products from Ascentron. The development and manufacture of a portion of our products manufactured to our specifications by Ascentron is subject to rigorous and extensive regulation by the U.S. Food and Drug Administration, or FDA, and international regulatory agencies, as applicable. In compliance with the FDA’s Current Good Manufacturing Practices, or cGMP, and standards established by the International Organization for Standardization, or ISO, we have developed a comprehensive quality system that processes customer feedback and analyzes product performance trends. Conducting prompt reviews of timely information allows us to respond to customer needs to enhance quality performance of the devices we produce.

Our Utah facility holds certification to ISO 13485:2016.Applicable quality systems enhance our ability to provide products and services that meet the expectations of our customers.

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

Failure to comply with applicable FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Any such action by the FDA could materially adversely affect our ability to successfully market our products. Our Utah, Minnesota, and New Jersey facilities are subject to periodic inspection by the FDA for compliance with the FDA’s cGMP and other requirements, including appropriate reporting regulations and various requirements for labeling and promotion.

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

The Food and Drug Administration Amendments Act of 2007 and the Food and Drug Administration Safety and Innovation Act of 2012 amended the FDC Act to require the FDA to promulgate regulations to implement a unique device identification (“UDI”) system. The UDI rule phased in the implementation of the UDI regulations, generally beginning with the highest-risk devices (i.e., Class III medical devices) and ending with the lowest-risk devices. Most compliance dates were reached as of September 24, 2018, with a final set of requirements for low-risk devices being reached on September 24, 2022 (extended to December 8, 2022), which will complete the phase in. The UDI regulations require “labelers” to include unique device identifiers (“UDIs”), with a content and format prescribed by the FDA and issued under a system operated by an FDA-accredited issuing agency, on the labels and packages of medical devices, and to directly mark certain devices with UDIs. The UDI regulations also require labelers to submit certain information concerning UDI-labeled devices to the FDA, much of which information is publicly available on an FDA database, the Global Unique Device Identification Database. The UDI regulations and subsequent FDA guidance regarding the UDI requirements provide for certain exceptions, alternatives and time extensions. For example, the UDI regulations include a general exception for Class I devices exempt from the Quality System Regulation (other than record-keeping and complaint files). Regulated labelers include entities such as device manufacturers, repackagers, reprocessors and relabelers that cause a device’s label to be applied or modified, with the intent that the device will be commercially distributed without any subsequent replacement or modification of the label.

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

Employees

As of June 30, 2022, we employed 197 people, of which 195 were employed on a full-time basis. Certain of our employees (69 individuals) are subject to a collective bargaining agreement scheduled to expire in February 2025. We believe our labor relations with both union and non-union employees are satisfactory.

Item 1A. Risk Factors

In addition to the risks described elsewhere in this report and in certain of our other filings with the SEC, we have identified the following risks and uncertainties, among others, as risks that could cause our actual results to differ materially from those contemplated by us or by any forward-looking statement contained in this report. These risks and uncertainties include, but are not limited to, the uncertainty regarding the impact or duration of the Novel Coronavirus Disease 2019 (“COVID-19”) virus pandemic that is adversely affecting communities and businesses, including ours. You should consider the following risk factors, in addition to the information presented elsewhere in this report, particularly under the heading “Cautionary Note Regarding Forward-Looking Statements,” on page 1 of this report, and statements and disclosures contained in the sections “Part I, Item 1. Business,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in the filings we make from time to time with the SEC, in evaluating us, our business and an investment in our securities. The fact that some of these risk factors may be the same or similar to those that we have included in other reports that we have filed with the SEC in past periods means only that the risks are present in multiple periods. We believe that many of the risks that are described here are part of doing business in the industry in which we operate and will likely be present in all periods. The fact that certain risks are endemic to the industry does not lessen their significance.

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

In particular, we are actively monitoring the impact of the COVID-19 pandemic on our supply chain and our consolidated results of operations. Due to restrictions resulting from the pandemic, global supply may be constrained, which may cause the price of certain components and raw materials used in our products to increase and/or we may experience disruptions to our operations.

Inflation and price fluctuations of raw materials, energy and other inputs could adversely affect our business. As a manufacturer, our sales and profitability are dependent on the availability and cost of raw materials and labor and other inputs, including energy. All of the raw materials we use are purchased from third parties. Prices for these raw materials are subject to substantial fluctuations that are beyond our control due to factors such as changing economic conditions, pandemics, such as COVID-19, currency and commodity price fluctuations, resource availability, transportation costs, weather conditions and natural disasters, geopolitical risks, including war (such as the Russia-Ukraine conflict) and instability, and other factors impacting supply and demand pressures.

While we have largely been able to successfully manage through these supply disruptions and related price volatility, there is no assurance we will be able to successfully navigate through any ongoing and future disruptions. Increases in costs and disruptions in supply can have an adverse effect on our business and financial results. Although we seek to mitigate these risks through various strategies, including by entering into contracts with certain customers which permit certain price adjustments to reflect increased raw material costs or by otherwise seeking to increase our prices to offset increases in raw material costs and seeking alternative sources of supply for key raw materials, there is no guarantee that we will be able to anticipate or mitigate commodity and input price movements or mitigate supply disruptions. In addition, there may be delays in adjusting prices to correspond with underlying raw material costs and corresponding impacts on our working capital and any failure to anticipate or mitigate against such movements could have an adverse effect on our business, financial condition, results of operations, or cash flows, which effect may be material.

We are currently operating in a period of economic uncertainty, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy from the conflict in Ukraine or any other geopolitical tensions. U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business.

Additionally, the recent military conflict in Ukraine has led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

Although our business has not been materially impacted by the ongoing military conflict between Russian and Ukraine to date, it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

We face risks related to health epidemics and other widespread outbreaks of contagious disease, which could significantly disrupt our manufacturing and impact our operating results. Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and operating results. In December 2019, a novel strain of coronavirus causing respiratory illness emerged in China and spread to other countries, including the United States, and has been deemed a pandemic. Global governments, including local, state and federal government of the United States, have taken certain emergency measures to combat the spread of the virus, including implementation of stay-at-home orders, social distancing, travel bans and closure of factories and businesses. We have implemented guidelines and redundancies to promote employee health and wellness in order to meet our obligations as a manufacturer and infrastructure provider. If our employee health and wellness activities are not fully successful, it could have a material effect on our ability to manufacture products in required quantities. We are closely monitoring the developments and continually assessing the potential impact on our business. Any prolonged disruption to our suppliers, our manufacturing, or our customers could negatively impact our sales, operating results, collection of receivables, and valuation of inventory.

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

We have a history of losses, and we may not sustain profitability in the future. Although we had net income in fiscal year 2021, we have incurred net losses for 10 of the 11 previous fiscal years. We cannot predict when we will again achieve profitable operations or that we will not require additional financing to fulfill our business objectives. We may not be able to increase revenue in future periods, and our revenue could decline or grow more slowly than we expect. We may incur significant losses in the future for many reasons, including due to the risks described in this report.

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

We have incurred, and will likely continue to incur, expenses in connection with negotiating and consummating acquisitions. We may not achieve the synergies or other benefits we expected to achieve. And we may incur write-downs, impairment charges or unforeseen liabilities, all of which could negatively affect our operating results or financial position or could otherwise harm our business. If we finance acquisitions by issuing convertible debt or equity securities, the ownership interest of our existing shareholders may be significantly diluted, which could adversely affect the market price of our stock. Further, contemplating, investigating, negotiating or completing an acquisition and integrating an acquired business, product or technology could divert management and employee time and resources from other matters that are important to our existing business.

If we fail to establish new sales and distribution relationships or maintain our existing relationships, or if our third party distributors and dealers fail to commit sufficient time and effort or are otherwise ineffective in selling our products, our results of operations and future growth could be adversely impacted. The sale and distribution of certain of our products depend, in part, on our relationships with a network of third-party distributors and dealers. These third-party distributors and dealers maintain the customer relationships with the hospitals, clinics, orthopedists, physical therapists and other healthcare professionals that purchase, use and recommend the use of our products. Although our internal sales staff trains and manages these third-party distributors and dealers, we do not control or directly monitor the efforts that they make to sell our products. In addition, some of the dealers that we use to sell our products also sell products that directly compete with our core product offerings. These dealers may not dedicate the necessary effort to market and sell our products. If we fail to attract and maintain relationships with third-party distributors and dealers or fail to adequately train and monitor the efforts of the third-party distributors and dealers that market and sell our products, or if our existing third-party distributors and dealers choose not to carry our products, our results of operations and future growth could be adversely affected.

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

We store, process, and use data, some of which contain personal information and are subject to complex and evolving laws and regulations regarding privacy, data protection and other matters, which are subject to change. Some of the data we store, process, and use, contains personal information, subjecting us to a variety of laws and regulations in the United States and other countries with respect to privacy, rights of publicity, data protection, content, protection of minors, and consumer protection. These laws can be particularly restrictive. Both in the United States and abroad, these laws and regulations are evolving and remain subject to change. Several proposals are pending before federal, state and foreign legislative and regulatory bodies that could significantly affect our business. A number of states have enacted laws or are considering the enactment of laws governing the release of credit card or other personal information received from consumers:

●

California has enacted legislation, the California Consumer Privacy Act (“CCPA”) that, among other things, requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. The CCPA went into effect on January 1, 2020.

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

A significant percentage of our workforce is subject to a collective bargaining agreement. Approximately 34% of our workforce is subject to a collective bargaining agreement, which is subject to negotiation and renewal every three years. The current agreement is scheduled to expire in February 2025. Our inability to negotiate the renewal of this collective bargaining agreement, or any prolonged work stoppages, could have a material adverse effect on our business, results of operations, financial condition and cash flows. We cannot ensure that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor, or that a breakdown in such negotiations will not result in the disruption of our operations. In addition, employees who are not currently represented by labor unions may seek representation in the future. Although we have generally enjoyed good relations with both our union and non-union employees, if we are subject to labor actions, we may experience an adverse impact on our operating results.

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

Certain of the products we sell are subject to market and technological obsolescence. We currently offer approximately 4,500 products or variations of products. If our customers discontinue purchasing a given product, we might have to record expense related to the diminution in value of inventories we have in stock, and depending on the magnitude, that expense could adversely impact our operating results. We may be unable to effectively develop and market products against the products of our competitors in a highly competitive industry. Our present or future products could be rendered obsolete or uneconomical by technological advances by our competitors. Competitive factors include price, customer service, technology, innovation, quality, reputation and reliability. Our competition may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, have greater financial, marketing and other resources than us or be more successful in attracting potential customers, employees and strategic partners. Given these factors, we cannot guarantee that we will be able to continue our level of success in the industry.

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

Our stock price has been volatile and we expect that it will continue to be volatile. For example, during the year ended June 30, 2022, the selling price of our common stock ranged from a high of $1.79 to a low of $0.43. The volatility of our stock price can be due to many factors, including:

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

The COVID-19 global pandemic has increased capital markets volatility. The global stock markets have experienced, and may continue to experience, significant volatility as a result of the COVID-19 pandemic, and the price of our common stock has been volatile. The COVID-19 pandemic and the significant uncertainties it has caused for the global economy, business activity, and business confidence have had, and are likely to continue to have, a significant effect on the market price of securities generally, including our securities. For example, in the 12 months ended June 30, 2022, the sales price on The NASDAQ Capital Market for our common stock ranged from a low of $0.43 to a high of $1.79 per share. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others, the current and future public response and investor reaction to rumors or factual reports of global events, terrorism, outbreaks of disease and other natural disasters, such as the COVID-19 or coronavirus pandemic and the other factors discussed in this report and in our other reports and documents filed with the SEC.

Investors in our securities may experience substantial dilution upon the conversion of preferred stock to common, exercise of stock options and warrants, future issuances of stock, grants of restricted stock and the issuance of stock in connection with acquisitions of other companies. Our articles of incorporation authorize the issuance of up to 100,000,000 shares of common stock and 50,000,000 shares of preferred stock. Our Board of Directors has the authority to issue additional shares of common and preferred stock up to the authorized capital stated in the articles of incorporation. The Board may choose to issue some or all of such shares of common or preferred stock to acquire one or more businesses or to provide additional financing in the future. As of June 30, 2022, we had outstanding a total of 1,992,000 shares of Series A 8% Convertible Preferred Stock (the “Series A Preferred”), and 1,359,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred”), as well as warrants for the purchase of approximately 4,323,500 shares of common stock. The Series A Preferred and Series B Preferred shares are convertible into a total of 3,351,000 shares of common stock. The conversion of these outstanding shares of preferred stock and the exercise of the warrants would result in substantial dilution to our common shareholders. In addition, from time to time, we have issued and we expect we will continue to issue stock options or restricted stock grants or similar awards to employees, officers, and directors pursuant to our equity incentive award plans. Investors in our equity securities may expect to experience dilution as these awards vest and are exercised by their holders and as the restrictions lapse on the restricted stock grants. We also may issue stock or stock purchase warrants for the purpose of raising capital to fund our growth initiatives, in connection with acquisitions of other companies, or in connection with the settlement of obligations or indebtedness, which would result in further dilution of existing shareholders. The issuance of any such shares of common or preferred stock may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares of common stock or securities convertible into or exercisable for the purchase of common stock, such issuance also will cause a reduction in the proportionate ownership and voting power of all other shareholders and may result in a change in control of the Company.

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

The concentration or potential concentration of equity ownership by Prettybrook Partners, LLC and its affiliates may limit your ability to influence corporate matters. As of June 30, 2022, Prettybrook Partners, LLC and its managing directors and affiliates (collectively “Prettybrook”), owned approximately 2,095,000 shares of common stock, 1,070,000 shares of Series A Preferred, and 300,000 shares of Series B Preferred. These securities represent approximately 15% of the voting power of our issued and outstanding equity securities. Under the terms of the Series A Preferred, by agreement with us and the remaining holders of the Series A Preferred, Prettybrook has the right to appoint up to three members of our seven-member Board of Directors (the Preferred Directors) and has appointed a non-voting observer to the Board. Moreover, the exercise of warrants issued to Prettybrook in the Series A Preferred financing and the Series B Preferred financing transactions in which Prettybrook was an investor could further enable Prettybrook to exert significant control over operations and influence over all corporate activities, including the election or removal of directors and the outcome of tender offers, mergers, proxy contests or other purchases of common stock that could give our shareholders the opportunity to realize a premium over the then-prevailing market price for their shares of common stock. This concentrated control will limit your ability to influence corporate matters and, as a result, we may take actions that our shareholders do not view as beneficial. In addition, such concentrated control could discourage others from initiating changes of control. In such cases, the perception of our prospects in the market and the market price of our common stock may be adversely affected.

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

Our ability to issue preferred stock could delay or prevent takeover attempts. As of June 30, 2022, we had 3,351,000 shares of convertible preferred stock outstanding and our Board of Directors has the authority to cause us to issue, without any further vote or action by the shareholders, up to approximately 46,649,000 additional shares of preferred stock, no par value per share, in one or more series, and to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series of preferred stock. In the event of issuance, the preferred stock could be used as a method of discouraging, delaying, deferring or preventing a change in control without further action by the shareholders, even where shareholders might be offered a premium for their shares. Although we have no present intention to issue any shares of our preferred stock, we may do so in the future under appropriate circumstances.

The NASDAQ Capital Market may delist our common stock from its exchange which could limit your ability to make transactions in our securities and subject us to additional trading restrictions. Our common stock is listed for trading on NASDAQ under the symbol “DYNT”. On February 24, 2022, we were notified by NASDAQ (the “Deficiency Notice”) that for 30 consecutive business days, the bid price of the common stock had closed below $1.00 per share, in violation of NASDAQ Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). On August 24, 2022, we received notice from NASDAQ indicating that while we had not regained compliance with the Minimum Bid Price Requirement, the Listing Qualifications Department (the “Staff”) has determined that we are eligible for an additional 180 calendar day period to regain compliance (the “Second 180 Day Compliance Period”). The Staff indicated that its determination is based on the Company meeting the continued listing requirement for market value of publicly held shares, and all other applicable requirements for initial listing on The NASDAQ Capital Market with the exception of the bid price requirement, and the Company’s written notice of its intention to cure the deficiency during the Second 180 Day Compliance Period by effecting a reverse stock split, if necessary. If at any time during the Second 180 Day Compliance Period the closing bid price of our Common Stock is at least $1.00 per share for a minimum of 10 consecutive business days, the Staff will provide written confirmation of compliance. In our upcoming annual shareholder meeting, we will request shareholder approval to authorize our board of directors to effect a reverse stock split of our common stock at any time within one year from the date of shareholder approval, in the sole discretion of the board of directors, pursuant to an amendment to our Articles of Incorporation.

If we do not regain compliance with the Minimum Bid Price Requirement by the end of the Second 180 Day Compliance Period our common stock will be subject to delisting. At such time, we may appeal NASDAQ’s delisting determination. Delisting could have a material adverse effect on our business, liquidity and on the trading of our common stock. If our common stock were delisted, our common stock could be quoted on the OTCQB market or on the “pink sheets” maintained by the OTC Markets Group. However, such alternatives are generally considered to be less efficient markets. Further, delisting from NASDAQ could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees, and could also trigger various defaults under our lending agreements and other outstanding agreements. Delisting could make it more difficult for the Company to attract qualified Board candidates and potential strategic and collaborative partners. Finally, delisting could make it harder for us to raise capital and sell securities as we would no longer be eligible to use Form S-3 short form registration statements for such purposes.

If our common stock is delisted, our common stock would likely then trade only in the over-the-counter market. If our common stock were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and we could face significant material adverse consequences, including: a limited availability of market quotations for our securities; reduced liquidity with respect to our securities; a determination that our shares are a “penny stock,” which will require brokers trading in our securities to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities; a reduced amount of news and analyst coverage for our Company; and a decreased ability to issue additional securities or obtain additional financing in the future. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock and would substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

In addition to the foregoing, if our common stock is delisted from NASDAQ and it trades on the over-the-counter market, the application of the “penny stock” rules could adversely affect the market price of our common stock and increase the transaction costs to sell those shares. The SEC has adopted regulations which generally define a “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. If our common stock is delisted from NASDAQ and it trades on the over-the-counter market at a price of less than $5.00 per share, our common stock would be considered a penny stock. The SEC’s penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that before a transaction in a penny stock occurs, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. If applicable in the future, these rules may restrict the ability of brokers-dealers to sell our common stock and may affect the ability of investors to sell their shares, until our common stock no longer is considered a penny stock.

A reverse stock split may negatively impact the market for our common stock. Although we expect that a reverse stock split will result in an increase in the market price of our common stock, we cannot assure you that a reverse stock split, if effected, will increase the market price of our common stock in proportion to the reduction in the number of shares of our common stock outstanding, or result in a permanent increase in the market price. The effect that a reverse stock split may have upon the market price of our common stock cannot be predicted with any certainty, and the history of similar reverse stock splits for companies in similar circumstances to ours is varied. The market price of our common stock is dependent on many factors, including our business and financial performance, general market conditions, prospects for future growth and other factors detailed from time to time in the reports we file with the SEC. Accordingly, the total market capitalization of our common stock after a reverse stock split may be lower than the total market capitalization before a reverse stock split and, in the future, the market price of our common stock following a reverse stock split may not exceed or remain higher than the market price prior to a reverse stock split.

The market price of our common stock may not rise after a reverse stock split. Although the Board believes that the decrease in the number of shares of common stock outstanding as a consequence of a reverse stock split and the anticipated increase in the market price of common stock could encourage interest in our common stock and possibly promote greater liquidity for shareholders, such liquidity could also be adversely affected by the reduced number of shares outstanding after a reverse stock split. It is possible that the per share price of our common stock after a reverse stock split will not rise in proportion to the reduction in the number of shares of our common stock outstanding resulting from a reverse stock split, and the market price per post-reverse stock split share may not exceed or remain in excess of the $1.00 minimum bid price for a sustained period of time, and a reverse stock split may not result in a per share price that would attract brokers and investors who do not trade in lower priced stocks. Even if we effect a reverse stock split, the market price of our common stock may decrease due to factors unrelated to a reverse stock split. In any case, the market price of our common stock may also be based on other factors which may be unrelated to the number of shares outstanding, including our future performance. If a reverse stock split is consummated and the trading price of the common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of a reverse stock split. Even if the market price per post-reverse stock split share of our common stock remains in excess of $1.00 per share, we may be delisted due to a failure to meet other continued listing requirements, including NASDAQ requirements related to the minimum shareholders’ equity, the minimum number of shares that must be in the public float, the minimum market value of the public float and the minimum number of round lot holders.

A reverse stock split may decrease the liquidity of our common stock. The liquidity of our common stock may be harmed by a reverse stock split given the reduced number of shares of common stock that would be outstanding after a reverse stock split, particularly if the stock price does not increase as a result of a reverse stock split. In addition, investors might consider the increased proportion of unissued authorized shares of common stock to issued shares to have an anti-takeover effect under certain circumstances, because the proportion allows for dilutive issuances which could prevent certain shareholders from changing the composition of the Board or render tender offers for a combination with another entity more difficult to successfully complete. The Board does not intend for a reverse stock split to have any anti-takeover effects.

The number of authorized but unissued shares will not change, while the number of issued shares decreases, effectively increasing the number of shares of common stock available for future issuance and potential dilution to existing shareholders. Our Articles of Incorporation presently authorize 100,000,000 shares of Common Stock and 50,000,000 shares of blank check preferred stock, no par value per share. A reverse stock split would not change the number of authorized shares of the common stock, although a reverse stock split would decrease the number of issued and outstanding shares of common stock. Therefore, because the number of issued and outstanding shares of common stock would decrease, the number of shares of common stock remaining available for issuance by us in the future would increase.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease an 85,000 square-foot manufacturing, warehouse, and office facility in Eagan, Minnesota, which houses our corporate headquarters and principal executive offices. Lease payments are $50,000 per month. The original term of the lease was for three years, commencing in October 2017. The lease provided for two, two-year optional extensions. We have extended the term of the lease through October 2024. The landlord includes stockholders and previous owners of the Bird & Cronin assets and operations acquired in 2017.The lease was negotiated at arms’ length as part of the Bird & Cronin acquisition. We believe that the terms of the agreement are commercially reasonable for the market in which the facility is located.

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

Fiscal Year Ended June 30,	2022		2021
	High	Low	High	Low
1st Quarter (July-September)	$1.79	$1.07	$1.07	$0.63
2nd Quarter (October-December)	$1.62	$0.93	$0.93	$0.52
3rd Quarter (January-March)	$1.07	$0.66	$2.56	$0.80
4th Quarter (April-June)	$0.76	$0.43	$1.38	$1.01

Outstanding Common Shares and Number of Shareholders

As of September 16, 2022, we had approximately 18,581,255 shares of common stock issued and outstanding and approximately 400 shareholders of record, not including shareholders whose shares are held in “nominee” or “street” name by a bank, broker or other holder of record.

Dividends

We have never paid cash dividends on our common stock. Our anticipated capital requirements are such that we intend to follow a policy of retaining earnings, if any, in order to finance the development of the business.

As of September 16, 2022, we had outstanding 1,992,000 shares of Series A Preferred and 1,359,000 shares of Series B Preferred. These series of preferred stock have rights and preferences that rank senior to or in certain circumstances, on par with, our common stock. The declarations of the rights and preferences of these series of preferred stock contain covenants that prohibit us from declaring and distributing dividends on our common stock without first making all distributions that are due to any senior securities. Dividends payable on the Series A and the Series B Preferred accrue at the rate of 8% per year and are payable quarterly. We may, at our option under certain circumstances, make distributions of these dividends in cash or in shares of common stock. When possible, we pay dividends on the Series A and Series B Preferred in shares of common stock. The formula for paying these dividends in common stock can change the effective yield on the dividend to more or less than 8% depending on the market price of the common stock at the time of issuance.

Sales of Equity Securities

We did not sell any shares of common stock during the year ended June 30, 2022. During the year ended June 30, 2021, we sold an aggregate of 2,230,600 shares of common stock. We incurred offering costs totaling $138,000, inclusive of commissions paid to the sales agents at a fixed rate of 3.0%, together with legal, accounting and filing fees. Net proceeds from the sale of the shares totaled $3,462,000.

Purchases of Equity Securities

We did not purchase any shares of common stock during the year ended June 30, 2022 or in the prior 10 fiscal years.

Item 6. [Reserved]

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, which are included in Part II, Item 8 of this report. In the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have rounded many numbers to the nearest one thousand dollars. These numbers should be read as approximate.

Overview

Wedesign, manufacture, and sell a broad range of restorative products for clinical use in physical therapy, rehabilitation, orthopedics, pain management, and athletic training. Through our distribution channels, we market and sell to orthopedists, physical therapists, chiropractors, athletic trainers, sports medicine practitioners, clinics, and hospitals.

Results of Operations

Fiscal Year 2022 Compared to Fiscal Year 2021

Net Sales

Net sales in fiscal year 2022 decreased $3,461,000, or 7.2%, to $44,338,000, compared to net sales of $47,799,000 in fiscal year 2021. The year-over-year decrease is primarily due to a reduction in sales of third-party distributed products which have been discontinued. This was partially offset by revenue from new products and an increase in customer demand compared to the prior year period in which we experienced the impact of COVID-19 precautions and associated deferral on elective procedures which reduced demand for our products.

Gross Profit

Gross profit for the year ended June 30, 2022 decreased $2,213,000, or 17.2%, to $10,673,000, or 24.1% of net sales. By comparison, gross profit for the year ended June 30, 2021 was $12,886,000, or 27.0% of net sales which included the impact of $488,000 in costs associated with exit activities as a result of optimizing the business. The year-over-year decrease in gross profit was primarily attributable to higher freight and raw material costs due to the impact of COVID-19 on the global supply chain, higher personnel costs, and changes to product mix.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses decreased $1,216,000, or 7.3%, to $15,430,000 for the year ended June 30, 2022, compared to $16,646,000 for the year ended June 30, 2021. Selling expenses decreased $462,000 compared to the prior year period, due primarily to lower commission expense and salaries for rehabilitation products sales force, partially offset by higher marketing salaries. General and administrative (“G&A”) expenses decreased $754,000 compared to the prior-year period. The decrease in SG&A was driven primarily by the elimination of distributed products and our direct sales channel which has reduced complexity and associated support costs and $513,000 in related costs associated with the exit activities incurred in the prior-year period.

Interest Expense

Interest expense decreased approximately $68,000, or 31.4%, to $148,000 for the year ended June 30, 2022, compared to $216,000 for the year ended June 30, 2021. The decrease in interest expense is primarily due to lower average borrowings on long-term debt and lower imputed interest related to finance leases. The largest component of interest expense is imputed interest related to the sale/leaseback of our Utah facility, which totaled $130,000 and $143,000, respectively, for the years ended June 30, 2022 and 2021.

Gain on Extinguishment of Debt

Gain on extinguishment of debt decreased to $0 for the year ended June 30, 2022 compared to $3,518,000 for year ended June 30, 2021 due to a gain on extinguishment of our paycheck protection program loan.

Other Income, net

Other income decreased approximately $1,538,000 to $911,000 for the year ended June 30, 2022, compared to other income of $2,449,000 for the year ended June 30, 2021. The decrease in other income is primarily due to: (1) a $717,000 gain on the sale of property and equipment, principally, our Tennessee property in the prior-year period, and (2) a $783,000 decrease in employee retention credit for funds received or receivable from the U.S. federal government under the CARES Act.

Income (Loss) Before Income Taxes

Pre-tax loss for the year ended June 30, 2022 was $3,993,000 compared to income of $1,991,000 for the year ended June 30, 2021. The change was primarily attributable to a decrease of $2,213,000 in gross profit and a decrease of $4,989,000 in net other income, partially offset by a decrease of $1,216,000 in SG&A.

Net Income (Loss)

Net loss for the year ended June 30, 2022 was $3,993,000 compared to net income of $2,001,000 for the year ended June 30, 2021. The reasons for the change in net loss are the same as those given under the headings Income (Loss) Before Income Taxes in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Net Income (Loss) Attributable to Common Stockholders

Net loss attributable to common stockholders was $4,726,000 ($0.26 per share) for the year ended June 30, 2022, compared to net income of $1,209,000 ($0.08 per share) for the year ended June 30, 2021. The change for the year is due primarily to a $5,994,000 decrease in net income, partially offset by a $51,000 decrease in deemed dividends on convertible preferred stock and accretion of discounts.

Liquidity and Capital Resources

We have historically financed operations through cash from operating activities, available cash reserves, and proceeds from the sale of our equity securities. As of June 30, 2022, we had $550,000 in cash and cash equivalents, compared to $6,102,000 as of June 30, 2021.

Working capital was $9,291,000 as of June 30, 2022, compared to working capital of 12,433,000 as of June 30, 2021. The current ratio was 1.9 to 1 as of June 30, 2022 and 2.5 to 1 as of June 30, 2021. Current assets were 54.3% of total assets as of June 30, 2022, and 53.4% of total assets as of June 30, 2021.

We believe that our cash generated from operations, current capital resources, and equity proceeds provide sufficient liquidity to fund operations for the next 12 months. However, the continuing effects of the COVID-19 pandemic on the global supply chain, higher personnel costs, and changes to product mix, could have an adverse effect on our liquidity and cash and we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times.

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

In February 2021, we sold an aggregate of 2,230,600 shares of common stock under the equity distribution agreement in the ATM. Offering costs were incurred totaling $138,000, inclusive of commissions paid to the sales agents at a fixed rate of 3.0%, together with legal, accounting and filing fees. Net proceeds from the sale of the shares totaled $3,462,000. Proceeds were used to strengthen the our liquidity and working capital position. In May 2021, we filed a registration statement on Form S-3 together with a Prospectus Supplement, for the purpose of replacing the Original Registration Statement, which expired after three years, pursuant to applicable SEC rules. The replacement registration statement provides for potential future sales in conjunction with a prospectus supplement for up to $2,677,997 in common stock in the ATM.

Cash and Cash Equivalents and Restricted Cash

Our cash and cash equivalents and restricted cash position decreased $5,552,000 to $701,000 as of June 30, 2022, compared to $ 6,254,000 as of June 30, 2021. Primary uses of cash included $4,884,000 net cash used in operating activities, of which, $5,545,000 related to an increase in inventory (see Inventories below).

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, decreased approximately $227,000, or 4.0%, to $5,416,000 as of June 30, 2022, from $5,643,000 as of June 30, 2021. The decrease was primarily due to an decrease in sales in the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021. Trade accounts receivable represents amounts due from our customers including dealers and distributors, medical practitioners, clinics, hospitals, colleges, universities and sports teams. We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical experience and relationships with our customers. Accounts receivable are generally collected within approximately 40 days of invoicing.

Inventories

Inventories, net of reserves, increased $5,545,000, or 85.0%, to $12,071,000 as of June 30, 2022, compared to $ 6,526,000 as of June 30, 2021. The increase was primarily due to steps taken to adjust inventory management in response to the impact of COVID-19 on the global supply chain and right-size incoming material purchases to demand. During fiscal year 2022, we recorded in cost of goods sold $155,000 in non-cash write-offs of inventory related to discontinued product lines, excess repair parts, product rejected for quality standards, and other non-performing inventory, compared to inventory write-offs of $452,000 in fiscal year 2021. We believe that our estimate of the allowance for inventory reserves is adequate based on our historical knowledge and product sales trends.

Accounts Payable

Accounts payable increased approximately $2,431,000, or 65.1%, to $6,169,000 as of June 30, 2022, from $ 3,738,000 as of June 30, 2021. The increase in accounts payable was driven primarily by an increase in inventory purchases and timing of payments.

Line of Credit

The line of credit with Bank of the West (“Line of Credit”) pursuant to a loan and security agreement, as amended (the “Loan and Security Agreement”), matured on January 15, 2022. On the expiration date, there were no outstanding borrowings on the Line of Credit. As amended, the Loan and Security Agreement provided for revolving credit borrowings in an amount up to the lesser of $11,000,000 or the calculated borrowing base. Amounts outstanding bore interest at LIBOR plus 2.25%. The Line of Credit was subject to a quarterly unused line fee of .25%.

Borrowings on the Line of Credit were $0 as of June 30, 2021.

Debt

Long-term debt decreased approximately $14,000 to approximately $5,000 as of June 30, 2022, compared to approximately $19,000 as of June 30, 2021. Our long-term debt is primarily comprised of loans related to equipment.

On April 29, 2020, we entered into a promissory note (the “Note”) with Bank of the West to evidence a loan in the amount of $3,477,000 under the paycheck protection program (“PPP”) established under the CARES Act, administered by the U.S. Small Business Administration (“SBA”). In accordance with the requirements of the CARES Act, we used the proceeds from the loan exclusively for qualified expenses under the PPP, including payroll costs, mortgage interest, rent and utility costs, as further detailed in the CARES Act and applicable guidance issued by the SBA. Interest accrued on the outstanding balance of the Note at a rate of 1.00% per annum. On June 29, 2021, we received notification from Bank of the West that the SBA approved our forgiveness application for the entire balance of the Note for $3,518,000, including all accrued interest thereon, leaving the Company with a remaining Note balance of zero as of June 30, 2021. The gain on extinguishment of $3,518,000 is included in other income on the Consolidated Statement of Operations for the year ended June 30, 2021.

Finance Lease Liability

Finance lease liability as of June 30, 2022 and 2021 totaled approximately $2,260,000 and $2,596,000, respectively. Our finance lease obligations consist primarily of a building lease. In conjunction with the sale and leaseback of our Utah building in August 2014, we entered into a 15-year lease, classified as a finance lease, originally valued at $3,800,000. The building lease asset is amortized on a straight line basis over 15 years at approximately $252,000 per year. Total accumulated amortization related to the leased building is approximately $1,994,000 and $1,743,000 at June 30, 2022 and 2021, respectively. The sale generated a profit of $2,300,000, which is being recognized straight-line over the life of the lease at approximately $150,000 per year as an offset to amortization expense. The balance of the deferred gain is $1,078,000 and $1,229,000 as of June 30, 2022 and 2021, respectively. Lease payments, currently approximately $30,000, are payable monthly and increase annually by approximately 2% per year over the life of the lease. Imputed interest for the years ended June 30, 2022 and 2021 was approximately $130,000 and $143,000, respectively. In addition to the Utah building, we lease certain equipment pursuant to arrangements which have been determined to be finance leases. As of June 30, 2022, future minimum gross lease payments required under the finance leases were as follows:

2023	$445,280
2024	384,754
2025	392,446
2026	400,292
2027	408,304
Thereafter	912,306
Total	$2,943,382

Operating Lease Liability

Operating lease liability as of June 30, 2022 and June 30, 2021 totaled approximately $1,574,000 and $2,470,000, respectively. Our operating lease liability consists primarily of building leases for office, manufacturing, and warehouse space.

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

Stock Repurchase Plan

In 2011, our Board of Directors adopted a stock repurchase plan authorizing repurchases of shares in the open market, through block trades or otherwise. Decisions to repurchase shares under this plan are based upon market conditions, the level of our cash balances, general business opportunities, and other factors. The Board may periodically approve amounts for share repurchases under the plan. As of June 30, 2022, approximately $449,000 remained available under this authorization for purchases under the plan. No purchases have been made under this plan since 2011.

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

Any modifications to estimates of inventory valuation reserves are reflected in cost of goods sold within the statements of operations during the period in which such modifications are determined necessary by management. As of June 30, 2022, and 2021, our inventory valuation reserve balance, was approximately $379,000 and $627,000, respectively, and our inventory balance was $12,071,000 and $6,526,000, net of reserves, respectively.

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

Allowance for Doubtful Accounts

We must make estimates of the collectability of accounts receivable. In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $5,416,000 and $5,643,000, net of allowance for doubtful accounts of $248,000 and $399,000 as of June 30, 2022 and 2021, respectively.

Deferred Income Taxes

A valuation allowance is required when there is significant uncertainty as to the realizability of deferred tax assets. The realization of deferred tax assets is dependent upon our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have considered the following possible sources of taxable income when assessing the realization of our deferred tax assets:

●	future reversals of existing taxable temporary differences;

●	future taxable income or loss, exclusive of reversing temporary differences and carryforwards;

●	tax-planning strategies; and

●	taxable income in prior carryback years.

We considered both positive and negative evidence in determining the continued need for a valuation allowance, including the following:

Positive evidence:

●	Current forecasts indicate that we will generate pre-tax income and taxable income in the future. However, there can be no assurance that our strategic plans will result in profitability.

●	A majority of our tax attributes have indefinite carryover periods.

Negative evidence:

●	We have ten years of losses out of the last eleven fiscal years as of June 30, 2022.

We place more weight on objectively verifiable evidence than on other types of evidence and management currently believes that available negative evidence outweighs the available positive evidence. We have therefore determined that we do not meet the “more likely than not” threshold that deferred tax assets will be realized. Accordingly, a valuation allowance is required. Any reversal of the valuation allowance will favorably impact our results of operations in the period of reversal.As of June 30, 2022 and June 30, 2021, we recorded a full valuation allowance against our net deferred income tax assets. The anticipated accumulated net operating loss carryforward as of June 30, 2022, is approximately $14,826,000, which will begin to expire in 2037.

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

This past year our focus has been on driving profitability in our business through continued business optimization initiatives and new product launches, while continuing to build our restorative products platform for long-term success.

We are confident that the steps we have taken will position the Company for success moving forward. In fiscal 2023 we are focused on executing our strategies as follows:

●	Drive sales through enhancing our partnerships with key strategic accounts, demand generation, and continuing to deliver a superior customer experience;

●	Increase our operating profitability through disciplined product portfolio management;

●	Pursue merger and acquisition opportunities in our core markets through pipeline management, disciplined valuation, and superior execution; and

●	Bolster our communication with the investor community through investor conferences and calls with equity research analysts and investors.

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

Item 8. Financial Statements and Supplementary Data

Audited consolidated financial statements and related documents required by this item are included in this report on the pages indicated in the following table:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Dynatronics Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Dynatronics Corporation and subsidiaries (collectively, the Company) as of June 30, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2022 and 2021, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Our testing of the Company’s measurements of fair value included, among other procedures, evaluating the significant assumptions and operating data used to estimate fair value.

We have served as the Company’s auditors since October 24, 2016.

/s/ Tanner LLC

Salt Lake City, Utah

September 22, 2022

DYNATRONICS CORPORATION
Consolidated Balance Sheets
As of June 30, 2022 and 2021

Assets	2022	2021
Current assets:
Cash and cash equivalents	$550,110	$6,102,447
Restricted cash	151,207	151,197
Trade accounts receivable, less allowance for doubtful accounts of $248,224 and $398,887 as of June 30, 2022 and June 30, 2021, respectively	5,416,044	5,643,016
Other receivables	446,493	1,201,888
Inventories, net	12,071,292	6,526,095
Prepaid expenses	590,820	1,281,223

Total current assets	19,225,966	20,905,866

Property and equipment, net	2,911,420	3,328,185
Operating lease assets	1,565,530	2,456,539
Intangible assets, net	4,240,725	4,928,875
Goodwill	7,116,614	7,116,614
Other assets	373,740	403,916

Total assets	$35,433,995	$39,139,995

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,168,961	$3,737,930
Accrued payroll and benefits expense	1,359,624	1,656,311
Accrued expenses	862,438	1,485,123
Warranty reserve	197,156	196,707
Current portion of long-term debt	5,362	13,448
Current portion of finance lease liability	321,085	335,444
Current portion of deferred gain	150,448	150,448
Current portion of operating lease liability	846,304	864,081
Other liabilities	23,967	33,194

Total current liabilities	9,935,345	8,472,686

Long-term debt, net of current portion	-	5,362
Finance lease liability, net of current portion	1,938,531	2,260,815
Deferred gain, net of current portion	927,762	1,078,210
Operating lease liability, net of current portion	727,310	1,605,477
Other liabilities	206,489	203,920

Total liabilities	13,735,437	13,626,470
Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value: Authorized 50,000,000 shares; 3,351,000 shares issued and outstanding as of June 30, 2022 and June 30, 2021	7,980,788	7,980,788
Common stock, no par value: Authorized 100,000,000 shares; 18,198,315 shares and 17,364,654 shares issued and outstanding as of June 30, 2022 and June 30, 2021, respectively	33,533,003	32,621,471
Accumulated deficit	(19,815,233)	(15,088,734)

Total stockholders’ equity	21,698,558	25,513,525

Total liabilities and stockholders’ equity	$35,433,995	$39,139,995

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Consolidated Statements of Operations
For the Years Ended June 30, 2022 and 2021

	2022	2021

Net sales	$44,338,490	$47,798,654
Cost of sales	33,665,076	34,913,015
Gross profit	10,673,414	12,885,639

Selling, general, and administrative expenses	15,429,537	16,646,095
Operating loss	(4,756,123)	(3,760,456)

Other income (expense):
Interest expense, net	(147,987)	(215,630)
Gain on extinguishment of debt	-	3,517,982
Other income (expense), net	910,995	2,449,371
Net other income	763,008	5,751,723

Income (loss) before income taxes	(3,993,115)	1,991,267

Income tax benefit	-	9,982

Net income (loss)	(3,993,115)	2,001,249

Deemed dividend on convertible preferred stock and accretion of discount	-	(51,352)
Preferred stock dividend, in common stock, issued or to be issued	(733,384)	(740,655)

Net income (loss) attributable to common stockholders	$(4,726,499)	$1,209,242

Net income (loss) per common share
Basic and diluted	$(0.26)	$0.08

Weighted-average common shares outstanding
Basic and diluted	17,853,276	15,461,339

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Consolidated Statements of Stockholders’ Equity
For the Years Ended June 30, 2022 and 2021

						Total
	Common stock		Preferred stock		Accumulated	stockholders’
	Shares	Amount	Shares	Amount	deficit	equity

Balance at June 30, 2020	13,803,855	$27,474,411	3,681,000	$8,770,798	$(16,349,328)	$19,895,881

Stock-based compensation	131,601	154,200	-	-	-	154,200

Preferred stock dividend, in common stock, issued or to be issued	868,598	740,655	-	-	(740,655)	-

Preferred stock converted to common stock	330,000	790,010	(330,000)	(790,010)	-	-

Issuance of common stock, net of issuance costs of $137,547	2,230,600	3,462,195	-	-	-	3,462,195

Preferred stock beneficial conversion and accretion of discount	-	-	-	51,352	-	51,352

Dividend of beneficial conversion and accretion of discount	-	-	-	(51,352)	-	(51,352)

Net income	-	-	-	-	2,001,249	2,001,249

Balance at June 30, 2021	17,364,654	32,621,471	3,351,000	7,980,788	(15,088,734)	25,513,525

Stock-based compensation	116,614	178,148	-	-	-	178,148

Preferred stock dividend, in common stock, issued or to be issued	717,047	733,384	-	-	(733,384)	-

Net loss	-	-	-	-	(3,993,115)	(3,993,115)

Balance at June 30, 2022	18,198,315	$33,533,003	3,351,000	$7,980,788	$(19,815,233)	$21,698,558

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2022 and 2021

	2022	2021
Cash flows from operating activities:
Net income (loss)	$(3,993,115)	$2,001,249
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	733,646	852,671
Amortization of intangible assets	688,150	754,116
Amortization of other assets	13,184	23,938
(Gain) loss on sale of property and equipment	24,163	(717,329)
Stock-based compensation	178,148	154,200
Change in allowance for doubtful accounts receivable	(150,663)	214,174
Change in allowance for inventory obsolescence	(247,771)	58,894
Amortization deferred gain on sale/leaseback	(150,448)	(150,448)
Gain on extinguishment of debt	-	(3,517,982)
Change in operating assets and liabilities:
Trade accounts receivable	377,635	(963,329)
Inventories	(5,325,594)	492,197
Prepaid expenses and other receivables	1,445,798	(746,216)
Other assets	16,992	5,255
Accounts payable, accrued expenses, and other current liabilities	1,505,450	1,921,573

Net cash provided by (used in) operating activities	(4,884,425)	382,963

Cash flows from investing activities:
Purchase of property and equipment	(317,811)	(146,871)
Proceeds from sale of property and equipment	-	1,678,072

Net cash provided by (used in) investing activities	(317,811)	1,531,201

Cash flows from financing activities:
Principal payments on long-term debt	(13,448)	(108,713)
Principal payments on finance lease liability	(336,643)	(317,369)
Net change in line of credit	-	(1,012,934)
Proceeds from issuance of common stock, net	-	3,462,195

Net cash provided by (used in) financing activities	(350,091)	2,023,179

Net change in cash and cash equivalents and restricted cash	(5,552,327)	3,937,343

Cash and cash equivalents and restricted cash at beginning of the period	6,253,644	2,316,301

Cash and cash equivalents and restricted cash at end of the period	$701,317	$6,253,644

Supplemental disclosure of cash flow information:
Cash paid for interest	$148,004	$184,690
Supplemental disclosure of non-cash investing and financing activities:
Deemed dividend on convertible preferred stock and accretion of discount	-	51,352
Preferred stock dividend, in common stock, issued or to be issued	733,384	740,657
Inventory reclassified to loaner equipment	28,168	50,465
Conversion of preferred stock to common stock	-	790,010

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION

Notes to Consolidated Financial Statements

June 30, 2022 and 2021

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include all highly liquid investments with maturities of three months or less at the date of purchase. Also included within cash and cash equivalents are deposits in-transit from banks for payments related to third-party credit card and debit card transactions. Cash and cash equivalents totaled approximately $550,000 and $6,102,000 as of June 30, 2022 and 2021, respectively. Restricted cash totaled approximately $151,000 as of June 30, 2022 and 2021, respectively, and primarily consisted of a certificate of deposit.

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

Leases

Management determines if a contract is or contains a lease at inception or modification of a contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration. Control over the use of the identified asset means the lessee has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset. Such assets are classified as right-of-use (“ROU”) assets with a corresponding lease liability.

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

The Company has operating and finance leases for various administrative, manufacturing, and distribution facilities and equipment. Most of the Company’s leases include one or more options to renew and extend the lease term two years to five years. The exercise of lease renewal options is typically at the Company’s sole discretion, however, as a material economic incentive to exercise the option exists, the majority of renewals to extend the lease terms are included in the ROU assets and lease liabilities as they are reasonably certain of exercise. The Company’s lease agreements do not contain any material non-lease components, residual value guarantees, or material restrictive covenants.

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

Weighted average outstanding options, warrants and convertible preferred stock for common shares not included in the computation of diluted net loss per common share because they were anti-dilutive, totaled 7,814,500 and 10,474,918 for the years ended June 30, 2022 and 2021, respectively.

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

Employee Retention Credit

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided an employee retention credit which was a refundable tax credit against certain employment taxes. The Consolidated Appropriations Act extended and expanded the availability of the employee retention credit through June 30, 2021. Subsequently, the American Rescue Plan Act of 2021 extended the availability of the employee retention credit through December 31, 2021. This new legislation amended the employee retention credit to be equal to 70% of qualified wages paid to employees after December 31, 2020, and before January 1, 2022. During calendar year 2021, a maximum of $10,000 in qualified wages for each employee per qualifying calendar quarter may be counted in determining the 70% credit. Therefore, the maximum tax credit that can be claimed by an eligible employer is $7,000 per employee per qualifying calendar quarter of 2021. The Company qualifies for the employee retention credit for quarters that experience a significant decline in gross receipts, defined as quarterly gross receipts that are less than 80 percent of its gross receipts for the same calendar quarter in 2019. The Infrastructure Investment and Jobs Act retroactively ended the employee retention credit as of September 30, 2021. The Company qualified for the credit beginning on January 1, 2021 and received credits for qualified wages through September 30, 2021. During the year ended June 30, 2022, the Company recorded an employee retention credit totaling $1,143,000, of which, $97,000, $103,000, and $943,000 was recorded within cost of sales, selling, general, and administrative, and other income, respectively, on the Company’s consolidated statements of operations. During the year ended June 30, 2021, the Company recorded an employee retention credit totaling $2,117,000, of which, $175,000, $216,000, and $1,726,000 was recorded within cost of sales, selling, general, and administrative, and other income, respectively, on the Company’s consolidated statements of operations.

Other Receivables

Other receivables consist of amounts due from the U.S. federal government for the employee retention credit and amounts due from our contract manufacturer for raw materials components provided for use in the production of our products. Payments are due from our contract manufacturer based on the usage of raw material components. As of June 30, 2022, other receivables include $446,000 due from our contract manufacturer. As of June 30, 2021, other receivables include $522,000 due from the employee retention credit and $652,000 due from our contract manufacturer.

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

As of June 30, 2022 and 2021, the Company had approximately $455,000 and $6,200,000, respectively, in cash and cash equivalents in excess of federally insured limits. The Company has not experienced any losses in such accounts.

Certain of the Company’s employees are covered by a collective bargaining agreement. As of June 30, 2022, approximately 35% of the Company’s employees were covered by a collective bargaining agreement scheduled to expire in 2025.

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

Note 2. Inventories

Inventories consist of the following as of June 30:

	2022	2021
Raw materials	$6,536,951	$3,863,212
Work in process	313,549	784,460
Finished goods	5,599,997	2,505,399
Inventory reserve	(379,205)	(626,976)
	$12,071,292	$6,526,095

Included in cost of goods sold for the years ended June 30, 2022 and 2021, are inventory write-offs of approximately $155,000 and $452,000, respectively. The write-offs reflect inventories related to discontinued product lines, excess repair parts, product rejected for quality standards, and other non-performing inventories.

Note 3. Property and Equipment

Property and equipment consist of the following as of June 30:

	2022	2021
Buildings	$3,917,972	$3,917,972
Machinery and equipment	1,970,607	1,910,675
Office equipment	288,041	281,842
Computer equipment	759,611	1,074,730
Vehicles	-	44,750
	6,936,231	7,229,969
Less accumulated depreciation and amortization	(4,024,811)	(3,901,784)
	$2,911,420	$3,328,185

On May 13, 2021, Dynatronics and Maple Leaf Realco VII, LLC closed on the Purchase and Sale Agreement for the sale of Dynatronics’ former manufacturing facility building located at 6607 Mountainview Road, Ooltewah, Tennessee for a purchase price of $1,750,000. Net proceeds totaled $1,649,822 for a gain of $812,303.

Depreciation expense for the years ended June 30, 2022 and 2021 was $393,756 and $505,102, respectively.

Included in the above caption, “Buildings” as of June 30, 2022 and 2021 is a building lease that is accounted for as a finance lease asset (see Notes 7 and 8) with a gross value of $3,800,000.

Note 4. Intangible Assets

Identifiable intangible assets, other than goodwill, consisted of the following as of and for the years ended June 30, 2022 and 2021:

	Trade name - indefinite life	Trade name	Non-compete covenant	Customer relationships	Total
Gross carrying amount
June 30, 2020	$1,084,000	$270,600	$473,400	$6,243,400	$8,071,400
Additions	-	-	-	-	-
Disposals	-	(270,600)	(35,400)	(60,400)	(366,400)
June 30, 2021	$-	$438,000	$6,183,000	$7,705,000

Accumulated Amortization
June 30, 2020	$-	$224,770	$311,800	$1,851,839	$2,388,409
Additions	-	17,290	87,600	619,493	724,383
Disposals	-	(242,060)	(35,400)	(59,207)	(336,667)
June 30, 2021	-	-	364,000	2,412,125	2,776,125
Net book value at June 30, 2021	$1,084,000	$-	$74,000	$3,770,875	$4,928,875

	Trade name - indefinite life	Trade name	Non-compete covenant	Customer relationships	Total
Gross carrying amount
June 30, 2021	$1,084,000	$-	$438,000	$6,183,000	$7,705,000
Additions	-	-	-	-	-
Disposals	-	-	-	-	-
June 30, 2022	$1,084,000	$-	$438,000	$6,183,000	$7,705,000

Accumulated Amortization
June 30, 2021	$-	$-	$364,000	$2,412,125	$2,776,125
Additions	-	-	69,850	618,300	688,150
Disposals	-	-	-	-	-
June 30, 2022	-	-	433,850	3,030,425	3,464,275
Net book value at June 30, 2022	$1,084,000	$-	$4,150	$3,152,575	$4,240,725

During the year ended June 30, 2021, as a result of discontinuing the use of its direct sales force, the Company wrote-off the intangible assets of its previously acquired dealers.

Amortization expense associated with the intangible assets was $688,150 and $754,116 for the fiscal years ended June 30, 2022 and 2021, respectively. Estimated future amortization expense for the identifiable intangible assets is expected to be as follows for the years ending June 30:

2023	$622,450
2024	618,300
2025	618,300
2026	618,300
2027	571,550
Thereafter	107,825
Total	$3,156,725

Note 5. Line of Credit

The line of credit with Bank of the West (“Line of Credit”) pursuant to a loan and security agreement, as amended (the “Loan and Security Agreement”), matured on January 15, 2022. On the expiration date, there were no outstanding borrowings on the Line of Credit. As amended, the Loan and Security Agreement provided for revolving credit borrowings in an amount up to the lesser of $11,000,000 or the calculated borrowing base. Amounts outstanding bore interest at LIBOR plus 2.25%. The Line of Credit was subject to a quarterly unused line fee of .25%.

Borrowings on the Line of Credit were $0 as of June 30, 2021.

Note 6. Long-Term Debt

As of June 30, 2022 and 2021, long-term debt was $5,362 and $18,810, respectively.

On April 29, 2020, the Company entered into a promissory note (the “Note”) with Bank of the West to evidence a loan to the Company in the amount of $3,477,412 under the paycheck protection program (“PPP”) established under the CARES Act administered by the U.S. Small Business Administration (“SBA”). In accordance with the requirements of the CARES Act, the Company used the proceeds from the loan exclusively for qualified expenses under the PPP, including payroll costs, mortgage interest, rent and utility costs, as further detailed in the CARES Act and applicable guidance issued by the SBA. Interest accrued on the outstanding balance of the Note at a rate of 1.00% per annum. On June 29, 2021, the Company received notification from Bank of the West that the SBA approved the Company’s forgiveness application for the entire balance of the Note for $3,517,982, including all accrued interest thereon, leaving the Company with a remaining Note balance of zero as of June 30, 2021. The gain on extinguishment of $3,517,982 is included in other income on the Consolidated Statement of Operations for the year ended June 30, 2021.

Note 7. Leases

Leases recorded on the balance sheets consist of the following:

	Classification on the Balance Sheet	June 30, 2022	June 30, 2021
Lease Assets
Operating lease assets	Operating lease assets, net	$1,565,530	$2,456,539
Finance lease assets	Property and equipment, net	$1,860,016	$2,195,473

Lease Liabilities
Current
Operating	Current portion of operating lease liability	$846,304	$864,081
Finance	Current portion of finance lease liability	$321,085	$335,444
Noncurrent
Operating	Operating lease liability, net of current portion	$727,310	$1,605,477
Finance	Finance lease liability, net of current portion	$1,938,531	$2,260,815

Other information related to lease term and discount rate is as follows:

	June 30, 2022	June 30, 2021
Weighted Average Remaining Lease Term
Operating leases	2.0 years	2.8 years
Finance leases	7.0 years	7.6 years
Weighted Average Discount Rate
Operating leases	4.6%	4.6%
Finance leases	5.6%	5.7%

The components of lease expense are as follows:

	Classification on the Statement of Operations	Year Ended June 30, 2022	Year Ended June 30, 2021
Operating lease cost
Operating lease cost	Cost of sales	$282,060	$282,060
Operating lease cost	Selling, general, and administrative expenses	718,406	773,957
Short term lease cost	Selling, general, and administrative expenses	4,655	52,500

Finance lease cost
Amortization of finance lease assets	Cost of sales	142,680	142,680
Amortization of finance lease assets	Selling, general, and administrative expenses	189,204	195,865
Interest on finance lease liabilities	Interest expense, net	133,510	154,488
Total lease cost		$1,470,515	$1,601,550

Future minimum lease payments as of June 30, 2022, are summarized as follows:

	Operating Leases	Finance Leases
Year ending June 30
2023	$943,168	$445,280
2024	200,000	384,754
2025	-	392,446
2026	-	400,292
2027	-	408,304
Thereafter	-	912,306
Total future minimum lease payments	$1,143,168	$2,943,382

Imputed interest		$477,277
Deferred rent		206,489

The Company has exercised the option to extend the term of the New Jersey facility and the Minnesota facility operating leases by two years through April 2023 and October 2024, respectively. The annual minimum lease payments for the New Jersey and Minnesota facilities are approximately $390,000 and $600,000, respectively.

The Company leases office, manufacturing and warehouse facilities in Northvale, New Jersey, and Eagan, Minnesota from employees, shareholders, and entities controlled by shareholders, who were previously principals of businesses acquired by the Company. The combined expenses associated with these related-party transactions totaled $995,811 and $1,048,311 for the years ended June 30, 2022 and 2021, respectively.

Note 8. Deferred Gain

On August 8, 2014, the Company sold the property that houses its operations in Utah and leased back the premises for a term of 15 years. The sale price was $3,800,000.

The sale of the building resulted in a $2,269,255 gain, which is recorded in the consolidated balance sheets as deferred gain that is being recognized as an offset to amortization in selling, general and administrative expenses over the 15 year life of the lease on a straight line basis. The balance of the deferred gain was as follows as of June 30:

	2022	2021
Balance of deferred gain	$1,078,210	$1,228,658
Less current portion	(150,448)	(150,448)
Deferred gain, net of current portion	$927,762	$1,078,210

Note 9. Income Taxes

Income tax benefit (provision) are as follows for the years ended June 30:

	Current	Deferred	Total
2022:
U.S. federal	$-	$-	$-
State and local	-	-	-
	$-	$-	$-
2021:
U.S. federal	$9,782	$-	$9,782
State and local	200	-	200
	$9,982	$-	$9,982

The components of the Company’s income tax benefit (provision) are as follows for the years ended June 30:

	2022	2021
Expected tax (provision) benefit	$838,554	$(420,665)
State taxes, net of federal tax benefit	125,854	50,593
Gain on extinguishment of debt	-	738,776
Valuation allowance	(939,878)	(353,493)
Incentive stock options	(23,551)	(11,256)
Other, net	(978)	6,027
	$-	$9,982

The Company’s deferred income tax assets and (liabilities) related to the tax effects of temporary differences are as follows as of June 30:

	2022	2021
Net deferred income tax assets (liabilities):
Inventory capitalization for income tax purposes	$72,773	$78,831
Inventory reserve	91,016	163,014
Accrued employee benefit reserve	60,773	98,728
Warranty reserve	47,321	51,143
Accrued bonus and deferred payroll tax	136,384	166,700
Interest expense limitation	203,342	162,598
Allowance for doubtful accounts and other	114,130	103,710
Property and equipment, principally due to differences in depreciation	(34,830)	(151,772)
Research and development credit carryover	467,701	589,427
Other intangibles	-	(384,072)
Deferred gain on sale lease-back	258,790	471,159
Operating loss carry forwards	3,585,760	2,713,815
Valuation allowance	(5,003,159)	(4,063,281)
Total deferred income tax assets (liabilities)	$-	$-

Quarterly, the Company assesses the likelihood by jurisdiction that its net deferred income tax assets will be recovered. Based on the weight of all available evidence, both positive and negative, the Company records a valuation allowance against deferred income tax assets when it is more-likely-than-not that a future tax benefit will not be realized. When there is a change in judgment concerning the recovery of deferred income tax assets in future periods, a valuation allowance is recorded into earnings during the quarter in which the change in judgment occurred. As of June 30, 2022 and 2021, the Company has established a full valuation allowance.

The anticipated accumulated net operating loss carryforward as of June 30, 2022, is approximately $14,826,000, which will begin to expire in 2037. The Company has no uncertain tax positions as of June 30, 2022.

Note 10. Major Customers

During the fiscal years ended June 30, 2022 and 2021, no sales to any single customer exceeded 10% of total net sales.

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

In February 2021, the Company sold an aggregate of 2,230,600 shares of common stock under the equity distribution agreement in the ATM. Offering costs were incurred totaling $137,547, inclusive of commissions paid to the sales agents at a fixed rate of 3.0%, together with legal, accounting and filing fees. Net proceeds from the sale of the shares totaled $3,462,195. Proceeds were used to strengthen the Company’s liquidity and working capital position.

The Company issued 717,047 shares of common stock during the fiscal year ended June 30, 2022 and 868,598 shares of common stock during the fiscal year ended June 30, 2021 as payment of preferred stock dividends. For the year ended June 30, 2021, the Company issued 330,000 shares of common stock upon conversion of shares of preferred stock at a 1:1 ratio.

The Company maintains an equity incentive plan for the benefit of employees. On December 3, 2018, the shareholders approved the 2018 equity incentive plan (“2018 Equity Plan”), setting aside 600,000 shares of common stock. On December 10, 2020, the shareholders approved a new 2020 equity incentive plan (“2020 Equity Plan”), setting aside 1,000,000 shares of common stock. Share remaining available under the 2018 Equity Plan are eligible for use under the 2020 Equity Plan. Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other share-based awards may be granted under the plans including performance-based awards. As of June 30, 2022, 1,170,653 shares of common stock (including shares previously available under the 2018 Equity Plan) remained authorized and reserved for issuance, but were not granted under the terms of the 2020 Equity Plan.

For the year ended June 30, 2022, the Company granted 60,000 shares of restricted common stock to directors in connection with compensation arrangements and 60,003 shares to employees. For the year ended June 30, 2021, the Company granted 114,659 shares of restricted common stock to directors in connection with compensation arrangements and 67,663 shares to employees.

The Company granted options for the purchase of zero and 15,000 shares of common stock under its equity incentive plans during fiscal years 2022 and 2021, respectively. The options were granted at not less than 100% of the market price of the underlying common stock at the date of grant. Option terms are determined by the Board of Directors or the Compensation Committee of the Board of Directors, and exercise dates may range from 6 months to 10 years from the date of grant.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2022	2021
Expected dividend yield
Expected stock price volatility
Risk-free interest rate
Expected life of options	n/a	4.75 years

No options were granted during fiscal year 2022. The weighted average fair value of options granted during fiscal year 2021 was $0.43. The following table summarizes the Company’s stock option activity during the reported fiscal years:

	2022			2021
			Weighted
		Weighted	average		Weighted
	Number	average	remaining	Number	average
	of	exercise	contractual	of	exercise
	shares	price	term	shares	price

Options outstanding at beginning of the year	140,000	$1.56	5.75 years	149,000	$1.80
Options granted	-	n/a		15,000	0.93
Options canceled or expired	-	n/a		(24,000)	2.65

Options outstanding at end of the year	140,000	$1.56	4.75 years	140,000	$1.56

Options exercisable at end of the year	77,500	$1.80		46,250	$1.91

Range of exercise prices at end of the year		$0.93 - 2.70			$0.93-2.70

The Company recognized $178,148 and $154,200 in stock-based compensation for the years ended June 30, 2022 and 2021, respectively, which is included in selling, general, and administrative expenses in the consolidated statements of operations. The stock-based compensation includes amounts for both restricted stock and stock options.

As of June 30, 2022, there was $74,667 of unrecognized stock-based compensation cost that is expected to be expensed over the next two years.

No options were exercised during fiscal years 2022 and 2021. The aggregate intrinsic value of the outstanding options as of June 30, 2022 and 2021 was $0 and $6,895, respectively.

Note 12. Convertible Preferred Stock and Common Stock Warrants

As of June 30, 2022, the Company had issued and outstanding a total of 1,992,000 shares of Series A 8% Convertible Preferred Stock (“Series A Preferred”) and 1,359,000 shares of Series B Convertible Preferred Stock (“Series B Preferred”). The Series A Preferred and Series B Preferred are convertible into a total of 3,351,000 shares of common stock. Dividends payable on these preferred shares accrue at the rate of 8% per year and are payable quarterly in stock or cash at the option of the Company. The Company generally pays the dividends on the preferred stock by issuing shares of our common stock. The formula for paying these dividends using common stock in lieu of cash can change the effective yield on the dividend to more or less than 8% depending on the market price of the common stock at the time of issuance. Certain redemption rights are attached to the Series A Preferred and Series B Preferred, but none of the redemption rights for cash are deemed outside the control of the Company. The redemption rights deemed outside the control of the Company require common stock payments or an increase in the dividend rate. The Series A Preferred and Series B Preferred includes a liquidation preference under which investors would receive cash equal to the stated value of their stock plus unpaid dividends. A forced conversion can be initiated based on a formula related to share price and trading volumes. During the year ended June 30, 2021, the Company issued 330,000 shares of common stock upon conversion of 100,000 shares of Series B Preferred and 230,000 shares of Series C Preferred.

As of June 30, 2022, the Company had issued and outstanding a total of 4,323,500 warrants to purchase one share of Common Stock, exercisable at $2.75 per share for cash only. The warrants are exercisable for 72 months from the date of issuance and carry a put feature in the event of a change in control. The put right is not subject to derivative accounting as all equity holders are treated the same in the event of a change in control. During the year ended June 30, 2021, a total of 2,415,000 warrants expired.

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

The Company chose to pay preferred stock dividends by issuing common shares valued at $733,784 in fiscal year 2022 and $738,311 in fiscal year 2021. At June 30, 2022, there was $182,068 in accrued dividends payable for the quarter ended June 30, 2022, which were paid by issuing 298,434 shares of common stock in July 2022.

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

Note 13. Employee Benefit Plan

The Company has deferred savings plans which qualify under Internal Revenue Code Section 401(k). The plans covers all employees of Dynatronics Corporation who are age 21 or older. For fiscal year 2022 and 2021, the Company made matching contributions of 50% of the first 6% of each employee’s contribution up to a maximum of $3,000, with a four-year vesting schedule. Contributions to the plan for fiscal years 2022 and 2021 were $188,334 and $125,526, respectively. Matching contributions for future years are at the discretion of the Board of Directors.

Note 14. Liquidity and Capital Resources

As of June 30, 2022, the Company had $550,100 in cash and cash equivalents, compared to $6,102,447 as of June 30, 2021. The Company believes that its existing revenue stream, cash flows from consolidated operations, and current capital resources provide sufficient liquidity to fund operations through at least September 30, 2023.

In March 2020, the Company entered into an equity distribution agreement with Canaccord Genuity LLC and Roth Capital Partners LLC, pursuant to which the Company arranged to offer and sell shares of common stock in an at-the-market offering (“ATM”) under a registration statement previously filed on Form S-3 with the Securities and Exchange Commission. On March 13, 2020, the Company filed a prospectus supplement amending the registration statement and commenced the ATM. Under the terms of the equity distribution agreement, the Company may sell shares of common stock in an aggregate amount of up to $10,000,000, with Canaccord Genuity LLC and Roth Capital Partners LLC acting as our sales agents at the market prices prevailing on The NASDAQ Capital Market at the time of the sale of such shares. The Company will pay Canaccord Genuity LLC and Roth Capital Partners, LLC a fixed commission rate equal to 3.0% of the gross sale price per share of common stock sold. In May 2021, the Company filed a registration statement on Form S-3in conjunction with a prospectus supplement for the sale of up to $2,677,997 common stock in the ATM.

To fully execute on its business strategy of acquiring other entities, the Company will need to raise additional capital. Absent additional financing, the Company may have to curtail its current acquisition strategy.

Note 15. Revenue

As of June 30, 2022 and June 30, 2021, the rebate liability was $217,158 and $219,591, respectively. The rebate liability is included in accrued expenses in the accompanying consolidated balance sheets. As of June 30, 2022 and June 30, 2021, the allowance for sales discounts was $17,632 and $9,000, respectively. The allowance for sales discounts is included in trade accounts receivable, less allowance for doubtful accounts in the accompanying consolidated balance sheets. The following table disaggregates revenue by major product category:

	Year Ended June 30
	2022	2021
Physical Therapy and Rehabilitation Products	$23,196,669	$26,912,594
Orthopedic Soft Bracing Products	21,033,599	20,630,171
Other	108,222	255,889
	$44,338,490	$47,798,654

Note 16. Costs Associated with Exit Activities

In April, 2021, the Company committed to a strategic business optimization plan to eliminate approximately 1,600 SKUs of low-margin, third-party distributed products and streamline physical therapy and rehabilitation product sales exclusively to dealers. Sales of distributed products had been declining and the maintenance of the Company’s direct sales force had been perceived as competition by some customers. These actions were taken as part of the Company’s efforts to improve gross margins and profitability over the long-term. The elimination of distributed products and direct sales channel has reduced complexity and associated support costs while enhancing the Company’s focus on the higher margin manufactured products and customers. The optimization plan was substantially complete as of June 30, 2021.

Total costs associated with these exit activities were $1,001,000 during the year ended June 30, 2021, and consisted of cash charges totaling $158,000 and non-cash charges totaling $843,000. Cash charges included employee severance and retention costs. Non-cash charges included: (1) $488,000 related to excess and obsolete inventory, (2) $255,000 related to allowances for doubtful accounts receivable, (3) $67,000 related to impairment of property and equipment, and (4) $33,000 related to impairment of intangible assets. Charges associated with excess and obsolete inventory are included in costs of sales in the consolidated statements of operations. All other charges are included in selling, general, and administrative expenses in the consolidated statements of operations. The Company did not incur additional charges associated with these exit activities in fiscal year 2022.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2022, our disclosure controls and procedures were effective, at a reasonable assurance level, to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2022. In making this assessment, management used the criteria that have been set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting as of June 30, 2022 is effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

(b)	Exhibit Listing.

An index of exhibits incorporated by reference or filed with this Annual Report on Form 10-K is provided below.

Exhibit Number	Description of Exhibit	Filing Reference
3.1(i)	Amended and Restated Articles of Incorporation of Dynatronics Corporation	Exhibit 3.1 to Registration Statement on Form S-3 filed January 27, 2017
3.1(ii)	Certificate Designating the Preferences, Rights and Limitations of the Series A 8% Convertible Preferred Stock of the Registrant (Corrected)	Exhibit 3.1 to Current Report on Form 8-K, (File No. 000-12697) filed July 1, 2015
3.1(iii)	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock of Dynatronics Corporation	Exhibit 3.1 to Current Report on Form 8-K filed April 4, 2017
3.2	Amended and Restated Bylaws of Dynatronics Corporation	Exhibit 3.2 to Current Report on Form 8-K filed July 22, 2015
4.2(i)	Specimen Common Stock Certificate	Exhibit 4.1 to Registration Statement on Form S-1 (file no. 00-285045), filed July 11, 1983
4.2(ii)	Specimen Series A 8% Convertible Preferred Stock Certificate	Exhibit 4.2 to Registration Statement on Form S-3 (file no. 333-205934) filed July 29, 2015
4.2(iii)	Specimen Series B Convertible Preferred Stock Certificate	Exhibit 4.2 to Registration Statement on Form S-3 (file no. 333-217322) filed April 14, 2017
4.1(iv)	Form of Common Stock Purchase Warrant (A Warrant) 2015 A Warrant	Exhibit 4.1 to Current Report on Form 8-K (file no. 000-12697) filed July 1, 2015
4.1(v)	Form of Common Stock Purchase Warrant (B Warrant) 2015 B Warrant	Exhibit 4.2 to Current Report on form 8-K (file no. 000-12697) filed July 1, 2015
4.1(vi)	Form of Common Stock Purchase Warrant 2017	Exhibit 4.2 of Current Report on Form 8-K (file no. 000-12697) filed March 22, 2017
4.1(vii)	Form of Common Stock Purchase Warrant (September 2017)	Exhibit 4.1 of Current Report on Form 8-K (file no. 000-12697) filed September 27, 2017

10.1	Dynatronics Corporation 2015 Equity Incentive Award Plan and Forms of Statutory and Non- Statutory Stock Option Awards	Exhibit 4.1 to Registration Statement on form S-8, effective September 3, 2015
10.2	Dynatronics Corporation 2018 Equity Incentive Plan	Appendix to Definitive Proxy Statement on Schedule 14A, filed October 10, 2018
10.3	Employment Agreement with John A. Krier, dated July 7, 2020	Exhibit 10.15 to Form 10-K filed September 24, 2020
10.4	Master Supply Agreement between Dynatronics Corporation and Ascentron, Inc., effective March 1, 2020	Exhibit 10.3 on Form 10-Q filed May 14, 2020
10.5	Equity Distribution Agreement, dated as of March 12, 2020, by and among Dynatronics Corporation, Canaccord Genuity LLC and Roth Capital Partners, LLC	Exhibit 1.1 to Current Report on Form 8-K filed March 13, 2020
10.6	Master Service Agreement with Millstone Medical Outsourcing, LLC, effective July 8, 2020	Exhibit 10.16 to Form 10-K filed September 24, 2020
10.7	Millstone Medical Master Service Agreement 90-day Termination	Exhibit 10.1 to Form 10-Q filed November 12, 2021
10.8	Employment Offer Letter with Brian D. Baker, effective January 17, 2022	Exhibit 10.1 to Current Report on Form 8-K filed January 19, 2022
21	Subsidiaries of the registrant	Filed herewith
23.1	Consent of Tanner LLC	Filed herewith

31.1	Certification under Rule 13a-14(a)/15d-14(a) of principal executive officer and principal financial officer	Filed herewith
32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) of principal executive officer and principal financial officer	Filed herewith
101.INS**	XBRL Instance Document	Filed herewith
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.PRE**	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

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

DYNATRONICS CORPORATION

Date: September 22, 2022	By:	/s/ John A. Krier
John A. Krier
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 22, 2022	By:	/s/ John A. Krier
John A. Krier
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

/s/ Erin S. Enright
Erin S. Enright
Director, Chairman

/s/ David B. Holtz
David B. Holtz
Director

/s/ Scott A. Klosterman
Scott A. Klosterman
Director

/s/ Brian M. Larkin
Brian M. Larkin
Director

/s/ R. Scott Ward, Ph.D.
R. Scott Ward, Ph.D.
Director

