Form 10-Q
period 2022-09-30
DYNATRONICS CORP
filed 2022-11-10
CIK 720875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of November 7, 2022, there were 18,983,049 shares of the issuer’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DYNATRONICS CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2022	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$803,607	$550,110
Restricted cash	151,207	151,207
Trade accounts receivable, less allowance for doubtful accounts of $197,710 and $248,224 as of September 30, 2022 and June 30, 2022, respectively	5,529,311	5,416,044
Other receivables	460,545	446,493
Inventories, net	11,898,002	12,071,292
Prepaid expenses	496,965	590,820

Total current assets	19,339,637	19,225,966

Property and equipment, net	2,742,380	2,911,420
Operating lease assets	1,336,208	1,565,530
Intangible assets, net	4,082,000	4,240,725
Goodwill	7,116,614	7,116,614
Other assets	365,332	373,740

Total assets	$34,982,171	$35,433,995

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$6,929,562	$6,168,961
Accrued payroll and benefits expense	1,194,463	1,359,624
Accrued expense	623,831	862,438
Warranty reserve	197,156	197,156
Current portion of long-term debt	1,898	5,362
Current portion of finance lease liability	299,890	321,085
Current portion of deferred gain	150,448	150,448
Current portion of operating lease liability	754,761	846,304
Other liabilities	23,967	23,967

Total current liabilities	10,175,976	9,935,345

Finance lease liability, net of current portion	1,872,225	1,938,531
Deferred gain, net of current portion	890,150	927,762
Operating lease liability, net of current portion	585,195	727,310
Other liabilities	205,592	206,489

Total liabilities	13,729,138	13,735,437
Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value: Authorized 50,000,000 shares; 3,351,000 shares issued and outstanding as of September 30, 2022 and June 30, 2022, respectively	7,980,788	7,980,788
Common stock, no par value: Authorized 100,000,000 shares; 18,581,255 shares and 18,198,315 shares issued and outstanding as of September 30, 2022 and June 30, 2022, respectively	33,763,980	33,533,003
Accumulated deficit	(20,491,735)	(19,815,233)

Total stockholders’ equity	21,253,033	21,698,558

Total liabilities and stockholders’ equity	$34,982,171	$35,433,995

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,
	2022	2021
Net sales	$12,053,201	$12,300,896
Cost of sales	8,410,361	8,636,590
Gross profit	3,642,840	3,664,306

Selling, general, and administrative expenses	4,117,832	4,096,622
Operating loss	(474,992)	(432,316)

Other income (expense):
Interest expense, net	(31,456)	(40,100)
Other income, net	522	955,056
Net other income (expense)	(30,934)	914,956

Income (loss) before income taxes	(505,926)	482,640

Income tax provision	—	—

Net income (loss)	(505,926)	482,640

Preferred stock dividend, in common stock, issued or to be issued	(170,576)	(187,083)

Net income (loss) attributable to common stockholders	$(676,502)	$295,557

Net income (loss) per common share:
Basic and diluted	$(0.04)	$0.02

Weighted average shares outstanding:
Basic and diluted	18,537,641	17,565,211

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Common stock		Preferred stock		Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	deficit	equity
Balance at June 30, 2021	17,364,654	$32,621,471	3,351,000	$7,980,788	$(15,088,734)	$25,513,525
Stock-based compensation	85,002	106,395	—	—	—	106,395
Preferred stock dividend, in common stock, issued or to be issued	154,640	187,083	—	—	(187,083)	—
Net income	—	—	—	—	482,640	482,640
Balance at September 30, 2021	17,604,296	32,914,949	3,351,000	7,980,788	(14,793,177)	26,102,560
Stock-based compensation	—	5,589	—	—	—	5,589
Preferred stock dividend, in common stock, issued or to be issued	128,144	182,153	—	—	(182,153)	—
Net loss	—	—	—	—	(1,441,267)	(1,441,267)
Balance at December 31, 2021	17,732,440	33,102,691	3,351,000	7,980,788	(16,416,597)	24,666,882
Stock-based compensation	30,000	36,804	—	—	—	36,804
Preferred stock dividend, in common stock, issued or to be issued	183,976	182,080	—	—	(182,080)	—
Net loss	—	—	—	—	(1,471,550)	(1,471,550)
Balance at March 31, 2022	17,946,416	33,321,575	3,351,000	7,980,788	(18,070,227)	23,232,136
Stock-based compensation	1,612	29,360	—	—	—	29,360
Preferred stock dividend, in common stock, issued or to be issued	250,287	182,068	—	—	(182,068)	—
Net loss	—	—	—	—	(1,562,938)	(1,562,938)
Balance at June 30, 2022	18,198,315	33,533,003	3,351,000	7,980,788	(19,815,233)	21,698,558
Stock-based compensation	84,506	60,401	—	—	—	60,401
Preferred stock dividend, in common stock, issued or to be issued	298,434	170,576	—	—	(170,576)	—
Net loss	—	—	—	—	(505,926)	(505,926)
Balance at September 30, 2022	18,581,255	$33,763,980	3,351,000	$7,980,788	$(20,491,735)	$21,253,033

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(505,926)	$482,640
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	184,489	181,934
Amortization of intangible assets	158,725	176,475
Amortization of other assets	907	4,644
Stock-based compensation	60,401	106,395
Change in allowance for doubtful accounts receivable	(50,514)	(49,635)
Change in allowance for inventory obsolescence	12,451	(202,854)
Amortization of deferred gain on sale/leaseback	(37,612)	(37,612)
Change in operating assets and liabilities:
Trade accounts receivable	(62,753)	(402,044)
Inventories	160,839	(459,756)
Prepaid expenses and other receivables	79,803	(521,023)
Other assets	7,501	(5,507)
Accounts payable, accrued expenses, and other current liabilities	355,936	71,260

Net cash provided by (used in) operating activities	364,247	(655,083)

Cash flows from investing activities:
Purchase of property and equipment	(19,785)	(20,084)

Net cash used in investing activities	(19,785)	(20,084)

Cash flows from financing activities:
Principal payments on long-term debt	(3,464)	(3,202)
Principal payments on finance lease liability	(87,501)	(82,110)

Net cash used in financing activities	(90,965)	(85,312)

Net change in cash and cash equivalents and restricted cash	253,497	(760,479)

Cash and cash equivalents and restricted cash at beginning of the period	701,317	6,253,644

Cash and cash equivalents and restricted cash at end of the period	$954,814	$5,493,165

Supplemental disclosure of cash flow information:
Cash paid for interest	$234	$40,100
Supplemental disclosure of non-cash investing and financing activities
Preferred stock dividend, in common stock, issued or to be issued	$170,576	$187,083

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2022

Note 1. Presentation and Summary of Significant Accounting Policies

Business

Dynatronics Corporation (“Company,” “Dynatronics”) is a leading medical device company committed to providing high-quality restorative products designed to accelerate achieving optimal health. The Company designs, manufactures, and sells a broad range of products for clinical use in physical therapy, rehabilitation, orthopedics, pain management, and athletic training. Through its distribution channels, Dynatronics markets and sells to orthopedists, physical therapists, chiropractors, athletic trainers, sports medicine practitioners, clinics, and hospitals.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Condensed Consolidated Financial Statements”) have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. As such, these Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (the “Annual Report”) filed with the SEC on September 22, 2022. The Condensed Consolidated Balance Sheet at June 30, 2022, has been derived from the Annual Report.

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 1, Basis of Presentation and Summary of Accounting Policies, of the Notes to Financial Statements included in the Company’s Annual Report. In the opinion of management, the Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2022 and its results of operations and its cash flows for the periods presented. The results of operations for the first three months of the fiscal year are not necessarily indicative of results for the full year or any future periods.

The Company’s fiscal year begins on July 1 and ends on June 30 and references made to “fiscal year 2023” and “fiscal year 2022” refer to the Company’s fiscal year ending June 30, 2023 and the fiscal year ended June 30, 2022, respectively.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented.

The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from those estimates and assumptions.

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

All outstanding options, warrants and convertible preferred stock for common shares are not included in the computation of diluted net (income) loss per common share because they are anti-dilutive, which for the three months ended September 30, 2022 and 2021, totaled 7,778,000 and 7,714,500, respectively.

Note 3. Convertible Preferred Stock

As of September 30, 2022, the Company had issued and outstanding a total of 1,992,000 shares of Series A 8% Convertible Preferred Stock (“Series A Preferred”) and 1,359,000 shares of Series B Convertible Preferred Stock ("Series B Preferred"). The Series A Preferred and Series B Preferred are convertible into a total of 3,351,000 shares of common stock. Dividends payable on these preferred shares accrue at the rate of 8% per year and are payable quarterly in stock or cash at the option of the Company. The Company generally pays the dividends on the preferred stock by issuing shares of its common stock. The formula for paying these dividends using common stock in lieu of cash can change the effective yield on the dividend to more or less than 8% depending on the market price of the common stock at the time of issuance.

In October 2022, the Company paid $170,576 of preferred stock dividends with respect to the Series A Preferred and Series B Preferred that accrued during the three months ended September 30, 2022, by issuing 298,434 shares of common stock.

Note 4. Inventories

Inventories consisted of the following:

	September 30, 2022	June 30, 2022
Raw materials	$6,954,745	$6,536,951
Work in process	527,776	313,549
Finished goods	4,807,137	5,599,997
Inventory reserve	(391,656)	(379,205)
	$11,898,002	$12,071,292

Note 5. Related-Party Transactions

The Company leases office, manufacturing and warehouse facilities in Northvale, New Jersey, and Eagan, Minnesota from employees, shareholders, and entities controlled by shareholders, who were previously principals of businesses acquired by the Company. The combined expenses associated with these related-party transactions totaled $249,366 and $248,953 for the three months ended September 30, 2022 and 2021, respectively.

Note 6. Revenue

As of September 30, 2022 and June 30, 2022, the rebate net receivable and rebate liability was $33,844 and $217,158, respectively. The rebate receivable and liability are included in accrued expenses in the accompanying condensed consolidated balance sheets. As of September 30, 2022 and June 30, 2022, the allowance for sales discounts was $12,922 and $17,632, respectively. The allowance for sales discounts is included in trade accounts receivable, less allowance for doubtful accounts in the accompanying condensed consolidated balance sheets.

The following table disaggregates revenue by major product category for the three months ended September 30:

	Three Months Ended September 30,
	2022	2021
Physical Therapy and Rehabilitation Products	$6,298,070	$6,698,356
Orthopedic Soft Bracing Products	5,733,105	5,573,474
Other	22,026	29,066
	$12,053,201	$12,300,896

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the disclosures contained in Part I Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operation, contains “forward- looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, but are not limited to: any projections of net sales, earnings, or other financial items; any statements of the strategies, plans and objectives of management for future operations; expectations in connection with the company’s previously announced business optimization plan; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements can be identified by their use of such words as “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” or “anticipate” and similar references to future periods.

We have based our forward-looking statements on management’s current expectations and assumptions about future events and trends affecting our business and industry that are subject to risks and uncertainties. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained in this report. These risks and uncertainties include, but are not limited to, the uncertainty regarding the impact or duration of the Novel Coronavirus Disease 2019 ("COVID-19") virus pandemic that is adversely affecting communities and businesses globally, including ours, as well as those factors described in the section “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the SEC, as well as in our other public filings with the SEC. Actual results may differ from projections as a result of these risks, additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our Unaudited Condensed Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, with a narrative from the perspective of management. You should also consider this information with the information included in our Annual Report on Form 10-K for the year ended June 30, 2022, and our other filings with the SEC, including our quarterly and current reports that we have filed since June 30, 2022 through the date of this report. In the following MD&A, we have rounded many numbers to the nearest one thousand dollars. These numbers should be read as approximate. All inter-company transactions have been eliminated. Our fiscal year ends on June 30. For example, reference to fiscal year 2023 refers to the year ending June 30, 2023. This report covers the three months ended September 30, 2022. Results of operations for the three months ended September 30, 2022 are not necessarily indicative of the results that may be achieved for the full fiscal year ending June 30, 2023.

Overview

Dynatronics is a leading medical device company committed to providing high-quality restorative products designed to accelerate achieving optimal health. The Company designs, manufactures, and sells a broad range of products for clinical use in physical therapy, rehabilitation, orthopedics, pain management, and athletic training. Through its distribution channels, Dynatronics markets and sells to orthopedists, physical therapists, chiropractors, athletic trainers, sports medicine practitioners, clinics, and hospitals. The Company's products are marketed under a portfolio of high-quality, well-known industry brands including Bird & Cronin®, Solaris™, Hausmann®, and PROTEAM™, among others. More information is available at www.dynatronics.com.

Results of Operations

Net Sales

Net sales decreased $248,000, or 2.0%, to $12,053,000 for the quarter ended September 30, 2022, compared to net sales of $12,301,000 for the quarter ended September 30, 2021. The year-over-year decrease is primarily due to a reduction in sales of third-party distributed products which have been discontinued. This was partially offset by an increase in customer demand compared to the prior year period in which we experienced the impact of COVID-19 precautions and associated deferral on elective procedures which reduced demand for our products.

Gross Profit

Gross profit for the quarter ended September 30, 2022 decreased $21,000, or about 0.6%, to $3,643,000, or 30.2% of net sales. By comparison, gross profit for the quarter ended September 30, 2021 was $3,664,000, or 29.8% of net sales. The increase in gross profit as a percentage of net sales was driven by net price realization and overall product mix. The year-over-year decrease in gross profit was primarily attributable to a reduction in sales related to third-party distributed products that have been discontinued offset by net price realization and product mix.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $21,000, or 0.5%, to $4,118,000 for the quarter ended September 30, 2022, compared to $4,097,000 for the quarter ended September 30, 2021. Selling expenses increased $209,000 compared to the prior year period, due primarily to higher marketing program expenses and higher salaries. The increase in selling expenses was offset by a decrease in general and administrative (“G&A”) expenses of $188,000 compared to the prior-year period. The decrease in G&A is driven primarily by a reduction in professional services and salaries.

Net Other Income (Expense)

Net other expense for the quarter ended September 30, 2022, was $31,000 compared to net other income of $915,000 for the quarter ended September 30, 2021. The increase in net other expense is primarily due to a $943,000 employee retention credit for funds received or receivable from the U.S. federal government under the CARES Act in the prior year.

Income Tax Provision

Income tax provision was $0 for both quarters ended September 30, 2022 and 2021. See Liquidity and Capital Resources - Deferred Income Tax Assets below for more information.

Net Income (Loss)

Net loss for the quarter ended September 30, 2022 was $506,000 compared to pre-tax income of $483,000 for the quarter ended September 30, 2021. The $989,000 increase in pre-tax loss was attributable to a decrease of $946,000 in other income (expense), a decrease of $21,000 in gross profit, and an increase of $21,000 in SG&A.

Net Income (Loss) Attributable to Common Stockholders

Net loss attributable to common stockholders increased $973,000 to $677,000 for the quarter ended September 30, 2022, compared to net income attributable to common stockholders of $296,000 for the quarter ended September 30, 2021. The increase in net loss attributable to common stockholders for the quarter is due primarily to a $989,000 increase in net loss. On a per share basis, net loss attributable to common stockholders was $0.04 per share for the quarter ended September 30, 2022, compared to net income attributable to common stockholders of $0.02 per share for the quarter ended September 30, 2021.

Liquidity and Capital Resources

We have historically financed operations through cash from operating activities, available cash reserves, and proceeds from the sale of our equity securities. As of September 30, 2022, we had $955,000 in cash and cash equivalents and restricted cash, compared to $701,000 as of June 30, 2022.

Working capital was $9,164,000 as of September 30, 2022, compared to working capital of $9,291,000 as of June 30, 2022. The current ratio was 1.9 to 1 as of September 30, 2022 and June 30, 2022. Current assets were 55.3% of total assets as of September 30, 2022, and 54.3% of total assets as of June 30, 2022.

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

In February 2021, we sold an aggregate of 2,230,600 shares of common stock under the equity distribution agreement in the ATM. Offering costs were incurred totaling $138,000, inclusive of commissions paid to the sales agents at a fixed rate of 3.0%, together with legal, accounting, and filing fees. Net proceeds from the sale of the shares totaled $3,462,000. Proceeds were used to strengthen our liquidity and working capital position. In May 2021, we filed a registration statement on Form S-3 together with a Prospectus Supplement, for the purpose of replacing the Original Registration Statement, which expired after three years, pursuant to applicable SEC rules. The replacement registration statement provides for potential futures sales in conjunction with a prospectus supplement for up to $2,677,997 in common stock in the ATM.

Cash and Cash Equivalents

Our cash and cash equivalents and restricted cash position increased $254,000 to $955,000 as of September 30, 2022, compared to $701,000 as of June 30, 2022. The primary source of cash for the three months ended September 30, 2022, was $364,000 of cash provided by operating activities.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, increased approximately $113,000, or 2.1%, to $5,529,000 as of September 30, 2022, from $5,416,000 as of June 30, 2022. The increase was driven primarily by differences in the timing of collections around the end date of each respective quarter. Trade accounts receivable represents amounts due from our customers including dealers and distributors that purchase our products for redistribution, medical practitioners, clinics, hospitals, colleges, universities, and sports teams. We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical experience and relationships with our customers. Accounts receivable are generally collected within approximately 40 days of invoicing.

Inventories

Inventories, net of reserves, decreased $173,000 or 1.4%, to $11,898,000 as of September 30, 2022, compared to $12,071,000 as of June 30, 2022. The decrease was primarily due to steps taken to adjust inventory management in response to the impact of COVID-19 on the global supply chain and right-size incoming material purchases to demand. We believe that our allowance for inventory obsolescence is adequate based on our analysis of inventory, sales trends, and historical experience.

Accounts Payable

Accounts payable increased approximately $761,000 or 12.3%, to $6,930,000 as of September 30, 2022, from $6,169,000 as of June 30, 2022. The increase was driven primarily by an increase in inventory purchases and timing of payments.

Debt

Long-term debt decreased approximately $3,000 to approximately $2,000 as of September 30, 2022, compared to approximately $5,000 as of June 30, 2022. Our long-term debt is primarily comprised of loans related to equipment.

Finance Lease Liability

Finance lease liability as of September 30, 2022 and June 30, 2022 totaled approximately $2,172,000 and $2,260,000, respectively. Our finance lease liability consists primarily of our Utah building lease. In conjunction with the sale and leaseback of our Utah building in August 2014, we entered into a 15-year lease, classified as a finance lease, originally valued at $3,800,000. The building lease asset is amortized on a straight-line basis over 15 years at approximately $252,000 per year. Total accumulated amortization related to the leased building is approximately $2,057,000 at September 30, 2022. The sale generated a profit of $2,300,000, which is being recognized straight-line over the life of the lease at approximately $150,000 per year as an offset to amortization expense. The balance of the deferred gain as of September 30, 2022, is $1,041,000. Lease payments, currently approximately $32,000, are payable monthly and increase annually by approximately 2% per year over the life of the lease. Imputed interest for the three months ended September 30, 2022 was approximately $30,000. In addition to the Utah building, we have certain equipment leases that we have determined are finance leases.

Operating Lease Liability

Operating lease liability as of September 30, 2022 and June 30, 2022 totaled approximately $1,340,000 and $1,574,000, respectively. Our operating lease liability consists primarily of building leases for office, manufacturing, and warehouse space.

Deferred Income Tax Assets

A valuation allowance is required when there is significant uncertainty as to the realizability of deferred income tax assets. The ability to realize deferred income tax assets is dependent upon our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have determined that we do not meet the “more likely than not” threshold that deferred income tax assets will be realized. Accordingly, a valuation allowance is required. Any reversal of the valuation allowance in future periods will favorably impact our results of operations in the period of reversal. As of September 30, 2022 and June 30, 2022, we recorded a full valuation allowance against our net deferred income tax assets. This resulted in no reported income tax expense associated with the operating profit reported during the three months ended September 30, 2022.

Stock Repurchase Plans

We have a stock repurchase plan available to us at the discretion of the Board of Directors. Approximately $449,000 remained of this authorization as of September 30, 2022. No purchases have been made under this plan since September 2011.

Off-Balance Sheet Arrangements

As of September 30, 2022, we had no off-balance sheet arrangements.

Critical Accounting Policies

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K for the year ended June 30, 2022. There have been no material changes to the critical accounting policies previously disclosed in that report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information presented for the year ended June 30, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in our reports filed under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), as appropriate, to allow timely decisions regarding any required disclosure. In designing and evaluating these disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of September 30, 2022. Based on this evaluation, our  principal executive officer and principal financial officer concluded that as of September 30, 2022, our disclosure controls and procedures were effective, at a reasonable assurance level, to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and is (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.

The risk factors described in our Annual Report on Form 10-K for the year ended June 30, 2022 have not materially changed.

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

DYNATRONICS CORPORATION

Date: November 10, 2022	By:	/s/ John A. Krier
John A. Krier
President, Chief Executive Officer, and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

