Form 10-Q
period 2022-12-31
DYNATRONICS CORP
filed 2023-02-09
CIK 720875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 6, 2023, there were 3,918,771 shares of the issuer’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DYNATRONICS CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2022	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$534,277	$550,110
Restricted cash	151,217	151,207
Trade accounts receivable, less allowance for doubtful accounts of $197,477 and $248,224 as of December 31, 2022 and June 30, 2022, respectively	5,230,843	5,416,044
Other receivables	442,169	446,493
Inventories, net	10,745,937	12,071,292
Prepaid expenses	477,596	590,820

Total current assets	17,582,039	19,225,966

Property and equipment, net	2,750,058	2,911,420
Operating lease assets	3,252,923	1,565,530
Intangible assets, net	3,927,424	4,240,725
Goodwill	7,116,614	7,116,614
Other assets	357,636	373,740

Total assets	$34,986,694	$35,433,995

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$6,046,234	$6,168,961
Accrued payroll and benefits expense	1,343,232	1,359,624
Accrued expense	387,795	862,438
Warranty reserve	115,637	197,156
Current portion of long-term debt	244	5,362
Current portion of finance lease liability	294,009	321,085
Current portion of deferred gain	150,448	150,448
Current portion of operating lease liability	934,451	846,304
Other liabilities	22,917	23,967

Total current liabilities	9,294,967	9,935,345

Finance lease liability, net of current portion	1,875,824	1,938,531
Deferred gain, net of current portion	852,538	927,762
Operating lease liability, net of current portion	2,321,167	727,310
Other liabilities	204,077	206,489

Total liabilities	14,548,573	13,735,437
Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value: Authorized 50,000,000 shares; 3,351,000 shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively	7,980,788	7,980,788
Common stock, no par value: Authorized 100,000,000 shares; 3,796,610 shares and 3,639,663 shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively	33,963,063	33,533,003
Accumulated deficit	(21,505,730)	(19,815,233)

Total stockholders’ equity	20,438,121	21,698,558
Total liabilities and stockholders’ equity	$34,986,694	$35,433,995

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months		Six Months
	December 31,		December 31,
	2022	2021	2022	2021
Net sales	$10,882,557	10,529,853	$22,935,758	$22,830,748
Cost of sales	7,820,371	8,449,192	16,230,732	17,085,782
Gross profit	3,062,186	2,080,661	6,705,026	5,744,966

Selling, general, and administrative expenses	3,861,706	3,481,529	7,979,539	7,578,196
Operating loss	(799,520)	(1,400,868)	(1,274,513)	(1,833,230)

Other income (expense):
Interest expense, net	(37,941)	(40,233)	(69,396)	(80,333)
Other income (expense), net	624	(166)	1,146	954,936
Net other income (expense)	(37,317)	(40,399)	(68,250)	874,603

Loss before income taxes	(836,837)	(1,441,267)	(1,342,763)	(958,627)

Income tax provision	(4,030)	—	(4,030)	—

Net loss	$(840,867)	$(1,441,267)	$(1,346,793)	$(958,627)

Preferred stock dividend, in common stock, issued or to be issued	(173,128)	(182,153)	(343,704)	(369,236)

Net loss attributable to common stockholders	$(1,013,995)	$(1,623,420)	$(1,690,497)	$(1,327,863)

Net loss per common share:
Basic and diluted	$(0.27)	$(0.46)	$(0.45)	$(0.38)

Weighted average shares outstanding:
Basic and diluted	3,794,333	3,545,374	3,750,930	3,529,208

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Common stock		Preferred stock		Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	deficit	equity
Balance at June 30, 2021	3,472,931	$32,621,471	3,351,000	$7,980,788	$(15,088,734)	$25,513,525
Stock-based compensation	17,000	106,395	—	—	—	106,395
Preferred stock dividend, in common stock, issued or to be issued	30,928	187,083	—	—	(187,083)	—
Net income	—	—	—	—	482,640	482,640
Balance at September 30, 2021	3,520,859	32,914,949	3,351,000	7,980,788	(14,793,177)	26,102,560
Stock-based compensation	—	5,589	—	—	—	5,589
Preferred stock dividend, in common stock, issued or to be issued	25,629	182,153	—	—	(182,153)	—
Net loss	—	—	—	—	(1,441,267)	(1,441,267)
Balance at December 31, 2021	3,546,488	33,102,691	3,351,000	7,980,788	(16,416,597)	24,666,882
Stock-based compensation	6,000	36,804	—	—	—	36,804
Preferred stock dividend, in common stock, issued or to be issued	36,795	182,080	—	—	(182,080)	—
Net loss	—	—	—	—	(1,471,550)	(1,471,550)
Balance at March 31, 2022	3,589,283	33,321,575	3,351,000	7,980,788	(18,070,227)	23,232,136
Stock-based compensation	322	29,360	—	—	—	29,360
Preferred stock dividend, in common stock, issued or to be issued	50,058	182,068	—	—	(182,068)	—
Net loss	—	—	—	—	(1,562,938)	(1,562,938)
Balance at June 30, 2022	3,639,663	33,533,003	3,351,000	7,980,788	(19,815,233)	21,698,558
Stock-based compensation	16,901	60,401	—	—	—	60,401
Preferred stock dividend, in common stock, issued or to be issued	59,687	170,576	—	—	(170,576)	—
Net loss	—	—	—	—	(505,926)	(505,926)
Balance at September 30, 2022	3,716,251	33,763,980	3,351,000	7,980,788	(20,491,735)	21,253,033
Stock-based compensation	11,521	25,955	—	—	—	25,955
Preferred stock dividend, in common stock, issued or to be issued	68,838	173,128	—	—	(173,128)	—
Net loss	—	—	—	—	(840,867)	(840,867)
Balance at December 31, 2022	3,796,610	$33,963,063	3,351,000	$7,980,788	$(21,505,730)	$20,438,121

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,346,793)	$(958,627)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	368,557	363,990
Amortization of intangible assets	313,301	352,950
Amortization of other assets	—	10,658
Stock-based compensation	86,356	111,984
Change in allowance for doubtful accounts receivable	(50,777)	(117,239)
Change in allowance for inventory obsolescence	(75,304)	(258,635)
Amortization of deferred gain on sale/leaseback	(75,224)	(75,224)
Change in operating assets and liabilities:
Trade accounts receivable	235,978	168,398
Inventories	1,400,659	(2,539,425)
Prepaid expenses and other receivables	117,548	458,080
Other assets	16,104	3,796
Accounts payable, accrued expenses, and other current liabilities	(698,743)	69,602

Net cash provided by (used in) operating activities	291,662	(2,409,692)

Cash flows from investing activities:
Purchase of property and equipment	(126,465)	(98,351)

Net cash used in investing activities	(126,465)	(98,351)

Cash flows from financing activities:
Principal payments on long-term debt	(5,118)	(6,643)
Principal payments on finance lease liability	(175,902)	(165,527)

Net cash used in financing activities	(181,020)	(172,170)

Net change in cash and cash equivalents and restricted cash	(15,823)	(2,680,213)

Cash and cash equivalents and restricted cash at beginning of the period	701,317	6,253,644

Cash and cash equivalents and restricted cash at end of the period	$685,494	$3,573,431

Supplemental disclosure of cash flow information:
Cash paid for interest	$93,789	$80,333
Supplemental disclosure of non-cash investing and financing activities
Preferred stock dividend, in common stock, issued or to be issued	$173,128	$369,236
Operating lease right-of-use assets obtained in exchange for lease obligations	2,148,738	—
Finance lease right-of-use assets obtained in exchange for lease obligations	86,119	—

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

December 31, 2022

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

Reverse Stock Split

On November 17, 2022, the Company’s shareholders approved Articles of Amendment to the Company’s Amended and Restated Articles of Incorporation (the “Articles of Amendment”) to effect a reverse stock split at a ratio in the range of 1-for-2 to 1-for-5, with such ratio to be determined in the discretion of the Company’s board of directors and with such reverse stock split to be effected at such time and date, if at all, as determined by the Company’s board of directors in its sole discretion. Thereafter, the Company’s Board of Directors set the split ratio in the reverse stock split at 1-for-5 and approved and authorized the filing of the Articles of Amendment to effect the reverse stock split with the Utah Department of Commerce, Division of Corporations and Commercial Code. The Articles of Amendment and reverse stock split became effective at 5:00 p.m. Eastern Standard Time on February 1, 2023. At the effective time, every five issued and outstanding shares of common stock were converted into one share of common stock, with any fractional shares resulting from the reverse stock split rounded up to the nearest whole share. The reverse stock split did not affect the Company’s authorized shares of common stock or preferred stock, which remained at 100,000,000 and 50,000,000 shares, respectively. The par value of each share of common stock remained unchanged. Proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options, restricted stock and warrants outstanding at February 1, 2023, which resulted in a proportional decrease in the number of shares of the Company’s common stock reserved for issuance upon exercise or vesting of such stock options, restricted stock and warrants, and, in the case of stock options and warrants, a proportional increase in the exercise price of all such stock options and warrants. Additionally, the reverse stock split had no impact on the number of shares of the Company’s preferred stock issued and outstanding. However, the conversion price of the outstanding preferred stock increased and the number of shares of common stock issuable upon conversion of such preferred stock decreased in proportion to the 1-for-5 split ratio.

Unless noted, all common shares and per share amounts contained in the condensed consolidated financial statements and management’s discussion and analysis have been retroactively adjusted to reflect a one-for-five reverse stock split.

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

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 1, Basis of Presentation and Summary of Accounting Policies, of the Notes to Financial Statements included in the Company’s Annual Report. In the opinion of management, the Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of December 31, 2022 and its results of operations and its cash flows for the periods presented. The results of operations for the first six months of the fiscal year are not necessarily indicative of results for the full year or any future periods.

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

Employee Retention Credit

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided an employee retention credit which was a refundable tax credit against certain employment taxes. The Consolidated Appropriations Act extended and expanded the availability of the employee retention credit through June 30, 2021. Subsequently, the American Rescue Plan Act of 2021 extended the availability of the employee retention credit through December 31, 2021. This new legislation amended the employee retention credit to be equal to 70 of qualified wages paid to employees after December 31, 2020, and before January 1, 2022. During calendar year 2021, a maximum of $10,000 in qualified wages for each employee per qualifying calendar quarter may be counted in determining the 70% credit. Therefore, the maximum tax credit that can be claimed by an eligible employer is $7,000 per employee per qualifying calendar quarter of 2021. The Company qualifies for the employee retention credit for quarters that experience a significant decline in gross receipts, defined as quarterly gross receipts that are less than 80 percent of its gross receipts for the same calendar quarter in 2019. The Infrastructure Investment and Jobs Act retroactively ended the employee retention credit as of September 30, 2021. The Company qualified for the credit beginning on January 1, 2021 and received credits for qualified wages through September 30, 2021. During the quarter ended September 30, 2021, the Company recorded an employee retention credit totaling $1,143,000, of which, $97,000, $103,000, and $943,000 was recorded within cost of sales, selling, general, and administrative, and other income, respectively, on the Company’s condensed consolidated statements of operations.

Other Receivables

Other receivables consist of amounts due from our contract manufacturer for raw materials components provided for use in the production of our products. Payments are due from our contract manufacturer based on the usage of raw material components.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which is intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The guidance allows for either full retrospective adoption or modified retrospective adoption. The guidance is effective for the Company in the first quarter of fiscal year 2025 and early adoption is permitted. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

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

All outstanding options, warrants and convertible preferred stock for common shares are not included in the computation of diluted net loss per common share because they are anti-dilutive, which for the three months ended December 31, 2022 and 2021, totaled 1,555,615 and 1,559,900, respectively, and for the six months ended December 31, 2022 and 2021, totaled 1,562,900 and 1,551,400, respectively.

Note 3. Convertible Preferred Stock

As of December 31, 2022, the Company had issued and outstanding a total of 1,992,000 shares of Series A 8% Convertible Preferred Stock (“Series A Preferred”) and 1,359,000 shares of Series B Convertible Preferred Stock ("Series B Preferred"). The Series A Preferred and Series B Preferred are convertible into a total of 3,351,000 shares of common stock. Dividends payable on these preferred shares accrue at the rate of 8% per year and are payable quarterly in stock or cash at the option of the Company. The Company generally pays the dividends on the preferred stock by issuing shares of its common stock. The formula for paying these dividends using common stock in lieu of cash can change the effective yield on the dividend to more or less than 8% depending on the market price of the common stock at the time of issuance.

In January 2023, the Company paid $173,128 of preferred stock dividends with respect to the Series A Preferred and Series B Preferred that accrued during the three months ended December 31, 2022, by issuing 68,838 shares of common stock.

Note 4. Inventories

Inventories consisted of the following:

	December 31, 2022	June 30, 2022
Raw materials	$6,052,541	$6,536,951
Work in process	278,664	313,549
Finished goods	4,718,633	5,599,997
Inventory reserve	(303,901)	(379,205)
	$10,745,937	$12,071,292

Note 5. Related-Party Transactions

The Company leases office, manufacturing and warehouse facilities in Northvale, New Jersey, and Eagan, Minnesota from employees, shareholders, and entities controlled by shareholders, who were previously principals of businesses acquired by the Company. The combined expenses associated with these related-party transactions totaled $249,366 and $248,952 for the three months ended December 31, 2022 and 2021, respectively, and $498,732 and $497,905 for the six months ended December 31, 2022 and 2021, respectively.

Note 6. Revenue

As of December 31, 2022 and June 30, 2022, the net rebate receivable (liability) was $51,606 and ($217,158), respectively. The rebate receivable and liability are included in accrued expenses in the accompanying condensed consolidated balance sheets. As of December 31, 2022 and June 30, 2022, the allowance for sales discounts was $12,950 and $17,632, respectively. The allowance for sales discounts is included in trade accounts receivable, less allowance for doubtful accounts in the accompanying condensed consolidated balance sheets.

The following table disaggregates revenue by major product category for the three and six months ended December 31:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Physical Therapy and Rehabilitation Products	$6,365,220	$5,426,025	$12,663,556	$12,124,380
Orthopedic Soft Bracing Products	4,488,550	5,076,785	10,221,389	10,650,259
Other	28,787	27,043	50,813	56,109
	$10,882,557	$10,529,853	$22,935,758	$22,830,748

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our Unaudited Condensed Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, with a narrative from the perspective of management. You should also consider this information with the information included in our Annual Report on Form 10-K for the year ended June 30, 2022, and our other filings with the SEC, including our quarterly and current reports that we have filed since June 30, 2022 through the date of this report. In the following MD&A, we have rounded many numbers to the nearest one thousand dollars. These numbers should be read as approximate. All inter-company transactions have been eliminated. Our fiscal year ends on June 30. For example, reference to fiscal year 2023 refers to the year ending June 30, 2023. This report covers the three and six months ended December 31, 2022. Results of operations for the three and six months ended December 31, 2022 are not necessarily indicative of the results that may be achieved for the full fiscal year ending June 30, 2023.

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

Results of Operations

Net Sales

Net sales increased $353,000, or 3.3%, to $10,883,000 for the quarter ended December 31, 2022, compared to net sales of $10,530,000 for the quarter ended December 31, 2021. Net sales increased $105,000, or 0.5%, to $22,936,000 for the six months ended December 31, 2022, compared to net sales of $22,831,000 for the six months ended December 31, 2021. The year-over-year increase is primarily due to an increase in customer demand compared to the prior year period in which we experienced the impact of COVID-19 precautions and associated deferral on elective procedures which reduced demand for our products.

Gross Profit

Gross profit for the quarter ended December 31, 2022 increased $981,000, or about 47.1%, to $3,062,000, or 28.1% of net sales. By comparison, gross profit for the quarter ended December 31, 2021 was $2,081,000, or 19.8% of net sales. Gross profit for the six months ended December 31, 2022 increased $960,000, or about 16.7%, to $6,705,000, or 29.2% of net sales. By comparison, gross profit for the six months ended December 31, 2021 was $5,745,000, or 25.2% of net sales. The increase in gross profit as a percentage of net sales was driven by net price realization and overall product mix. The year-over-year increase in gross profit was primarily attributable to a reduction in freight-in expenses, stabilized raw material costs, and changes in product mix.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $380,000, or 10.9%, to $3,862,000 for the quarter ended December 31, 2022, compared to $3,482,000 for the quarter ended December 31, 2021. Selling expenses increased $459,000 compared to the prior year period, due primarily to higher marketing program expenses and higher salaries. The increase in selling expenses was offset by a decrease in general and administrative (“G&A”) expenses of $79,000 compared to the prior-year period. The decrease in G&A was driven primarily by a reduction in professional services and salaries.

SG&A expenses increased $402,000, or 5.3%, to $7,980,000 for the six months ended December 31, 2022, compared to $7,578,000 for the six months ended December 31, 2021. Selling expenses increased $669,000 compared to the prior year period, due primarily to higher marketing program expenses and higher salaries. The increase in selling expenses was offset by a decrease in G&A expenses of $267,000 compared to the prior-year period. The decrease in G&A was driven primarily by a reduction in professional services and salaries.

Net Other Income (Expense)

Net other expense for the quarter ended December 31, 2022, was $37,000 compared to net other expense of $40,000 for the quarter ended December 31, 2021. The decrease in net other expense is primarily due to a $2,000 decrease in interest expense as a result of lower average borrowings on long-term debt. Net other expense for the six months ended December 31, 2022, was $68,000 compared to net other income of $875,000 for the six months ended December 31, 2021. The increase in net other expense is primarily due to a $943,000 employee retention credit for funds received or receivable from the U.S. federal government under the CARES Act in the prior year.

Income Tax Provision

Income tax provision was $4,000 for the three and six months ended December 31, 2022 and $0 for the three and six months ended December 31, 2021. See Liquidity and Capital Resources - Deferred Income Tax Assets below for more information.

Net Loss

Net loss for the quarter ended December 31, 2022 was $841,000 compared to a net loss of $1,441,000 for the quarter ended December 31, 2021. The $600,000 decrease in net loss was attributable to an increase of $981,000 in gross profit, a decrease of $3,000 in other expense, and offset by an increase of $380,000 in SG&A. Net loss was $1,347,000 for the six months ended December 31, 2022, compared to a net loss of $959,000 for the six months ended December 31, 2021. The $388,000 increase in net loss was attributable to an increase of $954,000 in other expense, increase of $401,000 in SG&A, and offset by an increase of $960,000 in gross profit.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders decreased $609,000 to $1,014,000 for the quarter ended December 31, 2022, compared to $1,623,000 for the quarter ended December 31, 2021. The decrease in net loss attributable to common stockholders for the quarter is due primarily to a $600,000 decrease in net loss. On a per share basis, basic and diluted net loss attributable to common stockholders was $0.27 per share for the quarter ended December 31, 2022, compared to $0.46 per share for the quarter ended December 31, 2021.

Net loss attributable to common stockholders increased $362,000 to $1,690,000 for the six months ended December 31, 2022, compared to $1,328,000 for the six months ended December 31, 2021. On a per share basis, basic and diluted net loss attributable to common stockholders was $0.45 per share for the six months ended December 31, 2022, compared to $0.38 per share for the six months ended December 31, 2021.

Liquidity and Capital Resources

We have historically financed operations through cash from operating activities, available cash reserves, and proceeds from the sale of our equity securities. As of December 31, 2022, we had $685,000 in cash and cash equivalents and restricted cash, compared to $701,000 as of June 30, 2022.

Working capital was $8,287,000 as of December 31, 2022, compared to working capital of $9,291,000 as of June 30, 2022. The current ratio was 1.9 to 1 as of December 31, 2022 and June 30, 2022. Current assets were 50.3% of total assets as of December 31, 2022, and 54.3% of total assets as of June 30, 2022.

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

Reverse Stock Split

On November 17, 2022, the Company’s shareholders approved Articles of Amendment to the Company’s Amended and Restated Articles of Incorporation (the “Articles of Amendment”) to effect a reverse stock split at a ratio in the range of 1-for-2 to 1-for-5, with such ratio to be determined in the discretion of the Company’s board of directors and with such reverse stock split to be effected at such time and date, if at all, as determined by the Company’s board of directors in its sole discretion. Thereafter, the Company’s Board of Directors set the split ratio in the reverse stock split at 1-for-5 and approved and authorized the filing of the Articles of Amendment to effect the reverse stock split with the Utah Department of Commerce, Division of Corporations and Commercial Code. The Articles of Amendment and reverse stock split became effective at 5:00 p.m. Eastern Standard Time on February 1, 2023. At the effective time, every five issued and outstanding shares of common stock were converted into one share of common stock, with any fractional shares resulting from the reverse stock split rounded up to the nearest whole share. The reverse stock split did not affect the Company’s authorized shares of common stock or preferred stock, which remained at 100,000,000 and 50,000,000 shares, respectively. The par value of each share of common stock remained unchanged. Proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options, restricted stock and warrants outstanding at February 1, 2023, which resulted in a proportional decrease in the number of shares of the Company’s common stock reserved for issuance upon exercise or vesting of such stock options, restricted stock and warrants, and, in the case of stock options and warrants, a proportional increase in the exercise price of all such stock options and warrants. Additionally, the reverse stock split had no impact on the number of shares of the Company’s preferred stock issued and outstanding. However, the conversion price of the outstanding preferred stock increased and the number of shares of common stock issuable upon conversion of such preferred stock decreased in proportion to the 1-for-5 split ratio.

Unless noted, all common shares and per share amounts contained in the condensed consolidated financial statements and management’s discussion and analysis have been retroactively adjusted to reflect a one-for-five reverse stock split.

Cash and Cash Equivalents

Our cash and cash equivalents and restricted cash position decreased $16,000 to $685,000 as of December 31, 2022, compared to $701,000 as of June 30, 2022. The primary use of cash for the six months ended December 31, 2022 was to pay down existing vendor payables.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, decreased approximately $185,000, or 3.4%, to $5,231,000 as of December 31, 2022, from $5,416,000 as of June 30, 2022. The decrease was driven primarily by differences in the timing of collections around the end date of each respective quarter. Trade accounts receivable represents amounts due from our customers including dealers and distributors that purchase our products for redistribution, medical practitioners, clinics, hospitals, colleges, universities, and sports teams. We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical experience and relationships with our customers. Accounts receivable are generally collected within approximately 40 days of invoicing.

Inventories

Inventories, net of reserves, decreased $1,325,000 or 11.0%, to $10,746,000 as of December 31, 2022, compared to $12,071,000 as of June 30, 2022. The decrease was primarily due to steps taken to adjust inventory management in response to the impact of COVID-19 on the global supply chain and right-size incoming material purchases to demand. We believe that our allowance for inventory obsolescence is adequate based on our analysis of inventory, sales trends, and historical experience.

Accounts Payable

Accounts payable decreased approximately $123,000 or 2.0%, to $6,046,000 as of December 31, 2022, from $6,169,000 as of June 30, 2022. The decrease was driven primarily by a decrease in inventory purchases and timing of payments.

Debt

Long-term debt decreased $5,118 to $244 as of December 31, 2022, compared to $5,362 as of June 30, 2022. Our long-term debt is primarily comprised of loans related to equipment.

Finance Lease Liability

Finance lease liability as of December 31, 2022 and June 30, 2022 totaled approximately $2,170,000 and $2,260,000, respectively. Our finance lease liability consists primarily of our Utah building lease. In conjunction with the sale and leaseback of our Utah building in August 2014, we entered into a 15-year lease, classified as a finance lease, originally valued at $3,800,000. The building lease asset is amortized on a straight-line basis over 15 years at approximately $252,000 per year. Total accumulated amortization related to the leased building is approximately $2,120,000 at December 31, 2022. The sale generated a profit of $2,300,000, which is being recognized straight-line over the life of the lease at approximately $150,000 per year as an offset to amortization expense. The balance of the deferred gain as of December 31, 2022, is $1,003,000. Lease payments, currently approximately $32,000, are payable monthly and increase annually by approximately 2% per year over the life of the lease. Imputed interest for the three and six months ended December 31, 2022 was approximately $30,000 and 60,000, respectively. In addition to the Utah building, we have certain equipment leases that we have determined are finance leases.

Operating Lease Liability

Operating lease liability as of December 31, 2022 and June 30, 2022 totaled approximately $3,256,000 and $1,574,000, respectively. Our operating lease liability consists primarily of building leases for office, manufacturing, and warehouse space. The increase was primarily due to the Company’s decision to exercise its third option and extend its operating lease for an additional five years in New Jersey.

Deferred Income Tax Assets

A valuation allowance is required when there is significant uncertainty as to the realizability of deferred income tax assets. The ability to realize deferred income tax assets is dependent upon our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have determined that we do not meet the “more likely than not” threshold that deferred income tax assets will be realized. Accordingly, a valuation allowance is required. Any reversal of the valuation allowance in future periods will favorably impact our results of operations in the period of reversal. As of December 31, 2022 and June 30, 2022, we recorded a full valuation allowance against our net deferred income tax assets. This resulted in no reported income tax expense associated with the operating profit reported during the three and six months ended December 31, 2022.

Stock Repurchase Plans

We have a stock repurchase plan available to us at the discretion of the Board of Directors. Approximately $449,000 remained of this authorization as of December 31, 2022. No purchases have been made under this plan since September 2011.

Off-Balance Sheet Arrangements

As of December 31, 2022, we had no off-balance sheet arrangements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2022, our disclosure controls and procedures were effective, at a reasonable assurance level, to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and is (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.

The risk factors described in our Annual Report on Form 10-K for the year ended June 30, 2022 have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of registrant's Current Report on Form 8-K filed February 1, 2023)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of registrant’s Current Report on Form 8-K filed February 1, 2023)

31.1	Certification under Rule 13a-14(a)/15d-14(a) of principal executive officer

31.2	Certification under Rule 13a-14(a)/15d-14(a) of principal financial officer

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) of principal executive officer and principal financial officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Date File because its XBRL tags are embedded with the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNATRONICS CORPORATION

Date: February 9, 2023	By:	/s/John A. Krier
John A. Krier
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

