Form 10-Q
period 2023-03-31
DYNATRONICS CORP
filed 2023-05-11
CIK 720875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission File Number: 012697

Dynatronics Corporation

(Exact name of registrant as specified in its charter)

Utah	870398434
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 Trapp Road, Eagan, Minnesota 55121

(Address of principal executive offices, Zip Code)

(801) 5687000

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, no par value per share	DYNT	The NASDAQ Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation ST (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 5, 2023, there were 4,044,830 shares of the issuer's common stock outstanding.

DYNATRONICS CORPORATION
FORM 10Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DYNATRONICS CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2023	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$516,970	$550,110
Restricted cash	152,627	151,207
Trade accounts receivable, less allowance for doubtful accounts of $107,842 and $248,224 as of March 31, 2023 and June 30, 2022, respectively	4,366,953	5,416,044
Other receivables	444,059	446,493
Inventories, net	9,703,113	12,071,292
Prepaid expenses	549,370	590,820

Total current assets	15,733,092	19,225,966

Property and equipment, net	2,623,953	2,911,420
Operating lease assets	3,842,905	1,565,530
Intangible assets, net	3,772,850	4,240,725
Goodwill	7,116,614	7,116,614
Other assets	350,135	373,740

Total assets	$33,439,549	$35,433,995

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$6,166,723	$6,168,961
Accrued payroll and benefits expense	811,832	1,359,624
Accrued expense	15,608	862,438
Warranty reserve	115,637	197,156
Current portion of long-term debt	-	5,362
Current portion of finance lease liability	284,681	321,085
Current portion of deferred gain	150,448	150,448
Current portion of operating lease liability	1,030,530	846,304
Other liabilities	13,743	23,967

Total current liabilities	8,589,202	9,935,345

Finance lease liability, net of current portion	1,805,008	1,938,531
Deferred gain, net of current portion	814,926	927,762
Operating lease liability, net of current portion	2,812,375	727,310
Other liabilities	202,562	206,489

Total liabilities	14,224,073	13,735,437

Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value: Authorized 50,000,000 shares; 3,351,000 shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively	7,980,788	7,980,788
Common stock, no par value: Authorized 100,000,000 shares; 3,890,526 shares and 3,639,663 shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively	34,160,784	33,533,003
Accumulated deficit	(22,926,096)	(19,815,233)

Total stockholders' equity	19,215,476	21,698,558

Total liabilities and stockholders' equity	$33,439,549	$35,433,995

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net sales	$9,236,037	$10,316,253	$32,171,794	$33,147,001
Cost of sales	7,027,630	8,005,146	23,258,363	25,090,927
Gross profit	2,208,407	2,311,107	8,913,431	8,056,074

Selling, general, and administrative expenses	3,429,001	3,746,646	11,408,537	11,324,798
Operating loss	(1,220,594)	(1,435,539)	(2,495,106)	(3,268,724)

Other income (expense):
Interest expense, net	(24,385)	(35,138)	(93,782)	(112,814)
Other income (expense), net	(541)	(873)	605	954,062
Net other income (expense)	(24,926)	(36,011)	(93,177)	841,248

Loss before income taxes	(1,245,520)	(1,471,550)	(2,588,283)	(2,427,476)

Income tax (provision) benefit	27	-	(4,003)	-

Net loss	$(1,245,493)	$(1,471,550)	$(2,592,286)	$(2,427,476)

Preferred stock dividend, in common stock, issued or to be issued	(174,873)	(182,080)	(518,577)	(551,316)

Net loss attributable to common stockholders	$(1,420,366)	$(1,653,630)	$(3,110,863)	$(2,978,792)

Net loss per common share:
Basic and diluted	$(0.36)	$(0.46)	$(0.82)	$(0.84)

Weighted average shares outstanding:
Basic and diluted	3,929,577	3,587,857	3,809,610	3,548,472

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

						Total
	Common stock		Preferred stock		Accumulated	stockholders'
	Shares	Amount	Shares	Amount	deficit	equity
Balance at June 30, 2021	3,472,931	$32,621,471	3,351,000	$7,980,788	$(15,088,734)	$25,513,525
Stock-based compensation	17,000	106,395	-	-	-	106,395
Preferred stock dividend, in common stock, issued or to be issued	30,928	187,083	-	-	(187,083)	-
Net income	-	-	-	-	482,640	482,640
Balance at September 30, 2021	3,520,859	32,914,949	3,351,000	7,980,788	(14,793,177)	26,102,560
Stock-based compensation	-	5,589	-	-	-	5,589
Preferred stock dividend, in common stock, issued or to be issued	25,629	182,153	-	-	(182,153)	-
Net loss	-	-	-	-	(1,441,267)	(1,441,267)
Balance at December 31, 2021	3,546,488	33,102,691	3,351,000	7,980,788	(16,416,597)	24,666,882
Stock-based compensation	6,000	36,804	-	-	-	36,804
Preferred stock dividend, in common stock, issued or to be issued	36,795	182,080	-	-	(182,080)	-
Net loss	-	-	-	-	(1,471,550)	(1,471,550)
Balance at March 31, 2022	3,589,283	33,321,575	3,351,000	7,980,788	(18,070,227)	23,232,136
Stock-based compensation	322	29,360	-	-	-	29,360
Preferred stock dividend, in common stock, issued or to be issued	50,058	182,068	-	-	(182,068)	-
Net loss	-	-	-	-	(1,562,938)	(1,562,938)
Balance at June 30, 2022	3,639,663	33,533,003	3,351,000	7,980,788	(19,815,233)	21,698,558
Stock-based compensation	16,901	60,401	-	-	-	60,401
Preferred stock dividend, in common stock, issued or to be issued	59,687	170,576	-	-	(170,576)	-
Net loss	-	-	-	-	(505,926)	(505,926)
Balance at September 30, 2022	3,716,251	33,763,980	3,351,000	7,980,788	(20,491,735)	21,253,033
Stock-based compensation	11,521	25,955	-	-	-	25,955
Preferred stock dividend, in common stock, issued or to be issued	68,838	173,128	-	-	(173,128)	-
Net loss	-	-	-	-	(840,867)	(840,867)
Balance at December 31, 2022	3,796,610	33,963,063	3,351,000	7,980,788	(21,505,730)	20,438,121
Stock-based compensation	5,154	22,848	-	-	-	22,848
Preferred stock dividend, in common stock, issued or to be issued	88,762	174,873	-	-	(174,873)	-
Net loss	-	-	-	-	(1,245,493)	(1,245,493)
Balance at March 31, 2023	3,890,526	$34,160,784	3,351,000	$7,980,788	$(22,926,096)	$19,215,476

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,592,286)	$(2,427,476)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	540,103	543,899
Amortization of intangible assets	467,875	529,425
Amortization of other assets	-	11,512
Loss on sale of property and equipment	-	903
Stock-based compensation	109,204	148,788
Change in allowance for doubtful accounts receivable	(140,382)	(156,353)
Change in allowance for inventory obsolescence	(241)	(219,664)
Amortization of deferred gain on sale/leaseback	(112,836)	(112,836)
Change in operating assets and liabilities:
Trade accounts receivable	1,189,473	672,830
Inventories	2,368,420	(4,885,406)
Prepaid expenses and other receivables	43,884	944,455
Other assets	23,605	6,791
Accounts payable, accrued expenses, and other current liabilities	(1,492,530)	1,684,200

Net cash provided by (used in) operating activities	404,289	(3,258,932)

Cash flows from investing activities:
Purchase of property and equipment	(177,086)	(261,358)

Net cash used in investing activities	(177,086)	(261,358)

Cash flows from financing activities:
Principal payments on long-term debt	(5,362)	(10,022)
Principal payments on finance lease liability	(253,561)	(250,485)

Net cash used in financing activities	(258,923)	(260,507)

Net change in cash and cash equivalents and restricted cash	(31,720)	(3,780,797)

Cash and cash equivalents and restricted cash at beginning of the period	701,317	6,253,644

Cash and cash equivalents and restricted cash at end of the period	$669,597	$2,472,847

Supplemental disclosure of cash flow information:
Cash paid for interest	$135,047	$112,824
Supplemental disclosure of non-cash investing and financing activities
Preferred stock dividend, in common stock, issued or to be issued	$174,873	$551,316
Operating lease right-of-use assets obtained in exchange for lease obligations	2,973,474	-
Finance lease right-of-use assets obtained in exchange for lease obligations	86,119	-

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2023

Note 1. Presentation and Summary of Significant Accounting Policies

Business

Dynatronics Corporation ("Company," "Dynatronics") is a leading medical device company committed to providing high-quality restorative products designed to accelerate achieving optimal health. The Company designs, manufactures, and sells a broad range of products for clinical use in physical therapy, rehabilitation, orthopedics, pain management, and athletic training. Through its distribution channels, Dynatronics markets and sells to orthopedists, physical therapists, chiropractors, athletic trainers, sports medicine practitioners, clinics, and hospitals.

Reverse Stock Split

On November 17, 2022, the Company's shareholders approved Articles of Amendment to the Company's Amended and Restated Articles of Incorporation (the "Articles of Amendment") to effect a reverse stock split at a ratio in the range of 1-for-2 to 1-for-5, with such ratio to be determined in the discretion of the Company's board of directors and with such reverse stock split to be effected at such time and date, if at all, as determined by the Company's board of directors in its sole discretion. Thereafter, the Company's Board of Directors set the split ratio in the reverse stock split at 1-for-5 and approved and authorized the filing of the Articles of Amendment to effect the reverse stock split with the Utah Department of Commerce, Division of Corporations and Commercial Code. The Articles of Amendment and reverse stock split became effective at 5:00 p.m. Eastern Standard Time on February 1, 2023. At the effective time, every five issued and outstanding shares of common stock were converted into one share of common stock, with any fractional shares resulting from the reverse stock split rounded up to the nearest whole share. The reverse stock split did not affect the Company's authorized shares of common stock or preferred stock, which remained at 100,000,000 and 50,000,000 shares, respectively. The par value of each share of common stock remained unchanged. Proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options, restricted stock and warrants outstanding at February 1, 2023, which resulted in a proportional decrease in the number of shares of the Company's common stock reserved for issuance upon exercise or vesting of such stock options, restricted stock and warrants, and, in the case of stock options and warrants, a proportional increase in the exercise price of all such stock options and warrants.  Additionally, the reverse stock split had no impact on the number of shares of the Company's preferred stock issued and outstanding. However, the conversion price of the outstanding preferred stock increased and the number of shares of common stock issuable upon conversion of such preferred stock decreased in proportion to the 1-for-5 split ratio.

Unless noted, all common shares and per share amounts contained in the condensed consolidated financial statements and management's discussion and analysis have been retroactively adjusted to reflect a one-for-five reverse stock split.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the "Condensed Consolidated Financial Statements") have been prepared by the Company in accordance with generally accepted accounting principles in the United States ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. As such, these Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited financial statements and accompanying notes included in its Annual Report on Form 10K for the fiscal year ended June 30, 2022 (the "Annual Report") filed with the SEC on September 22, 2022. The Condensed Consolidated Balance Sheet at June 30, 2022, has been derived from the Annual Report.

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 1, Basis of Presentation and Summary of Accounting Policies, of the Notes to Financial Statements included in the Company's Annual Report. In the opinion of management, the Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2023 and its results of operations and its cash flows for the periods presented. The results of operations for the first nine months of the fiscal year are not necessarily indicative of results for the full year or any future periods.

The Company's fiscal year begins on July 1 and ends on June 30 and references made to "fiscal year 2023" and "fiscal year 2022" refer to the Company's fiscal year ending June 30, 2023 and the fiscal year ended June 30, 2022, respectively.

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

Employee Retention Credit

The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") provided an employee retention credit which was a refundable tax credit against certain employment taxes. The Consolidated Appropriations Act extended and expanded the availability of the employee retention credit through June 30, 2021. Subsequently, the American Rescue Plan Act of 2021 extended the availability of the employee retention credit through December 31, 2021. This new legislation amended the employee retention credit to be equal to 70% of qualified wages paid to employees after December 31, 2020, and before January 1, 2022. During calendar year 2021, a maximum of $10,000 in qualified wages for each employee per qualifying calendar quarter may be counted in determining the 70% credit. Therefore, the maximum tax credit that can be claimed by an eligible employer is $7,000 per employee per qualifying calendar quarter of 2021. The Company qualifies for the employee retention credit for quarters that experience a significant decline in gross receipts, defined as quarterly gross receipts that are less than 80 percent of its gross receipts for the same calendar quarter in 2019. The Infrastructure Investment and Jobs Act retroactively ended the employee retention credit as of September 30, 2021. The Company qualified for the credit beginning on January 1, 2021 and received credits for qualified wages through September 30, 2021. During the quarter ended September 30, 2021, the Company recorded an employee retention credit totaling $1,143,000, of which, $97,000, $103,000, and $943,000 was recorded within cost of sales, selling, general, and administrative, and other income, respectively, on the Company's condensed consolidated statements of operations.

Other Receivables

Other receivables consist of amounts due from our contract manufacturer for raw materials components provided for use in the production of our products. Payments are due from our contract manufacturer based on the usage of raw material components.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 202006, Debt-Debt with Conversion and Other Options (Subtopic 47020) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 81540): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which is intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. The guidance allows for either full retrospective adoption or modified retrospective adoption. The guidance is effective for the Company in the first quarter of fiscal year 2025 and early adoption is permitted. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

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

All outstanding options, warrants and convertible preferred stock for common shares are not included in the computation of diluted net loss per common share because they are anti-dilutive, which for the three months ended March 31, 2023 and 2022, totaled 1,555,615 and 1,562,900 respectively, and for the nine months ended March 31, 2023 and 2022, totaled 1,562,900 and 1,555,233, respectively.

Note 3. Convertible Preferred Stock

As of March 31, 2023, the Company had issued and outstanding a total of 1,992,000 shares of Series A 8% Convertible Preferred Stock ("Series A Preferred") and 1,359,000 shares of Series B Convertible Preferred Stock ("Series B Preferred"). The Series A Preferred and Series B Preferred are convertible into a total of 670,200 shares of common stock. Dividends payable on these preferred shares accrue at the rate of 8% per year and are payable quarterly in stock or cash at the option of the Company. The Company generally pays the dividends on the preferred stock by issuing shares of its common stock. The formula for paying these dividends using common stock in lieu of cash can change the effective yield on the dividend to more or less than 8% depending on the market price of the common stock at the time of issuance.

In April 2023, the Company paid $174,873 of preferred stock dividends with respect to the Series A Preferred and Series B Preferred that accrued during the three months ended March 31, 2023, by issuing 88,762 shares of common stock.

Note 4. Inventories

Inventories consisted of the following:

	March 31, 2023	June 30, 2022
Raw materials	$5,548,618	$6,536,951
Work in process	98,619	313,549
Finished goods	4,434,840	5,599,997
Inventory reserve	(378,964)	(379,205)
	$9,703,113	$12,071,292

Note 5. Related-Party Transactions

The Company leases office, manufacturing and warehouse facilities in Northvale, New Jersey, and Eagan, Minnesota from employees, shareholders, and entities controlled by shareholders, who were previously principals of businesses acquired by the Company. The combined expenses associated with these related-party transactions totaled $249,366 and $248,952 for the three months ended March 31, 2023 and 2022, respectively, and $748,098 and $746,858 for the nine months ended March 31, 2023 and 2022, respectively.

Note 6. Revenue

As of March 31, 2023 and June 30, 2022, the net rebate receivable (liability) was $5,612 and ($217,158), respectively. The rebate receivable is included in other receivables and rebate liability is included in accrued expenses within the accompanying condensed consolidated balance sheets. As of March 31, 2023 and June 30, 2022, the allowance for sales discounts was $12,946 and $17,632, respectively. The allowance for sales discounts is included in trade accounts receivable, less allowance for doubtful accounts in the accompanying condensed consolidated balance sheets.

The following table disaggregates revenue by major product category for the three and nine months ended March 31:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Physical Therapy and Rehabilitation Products	$4,735,741	$4,810,043	$17,399,296	$16,934,423
Orthopedic Soft Bracing Products	4,476,849	5,476,469	14,698,238	16,126,728
Other	23,447	29,741	74,260	85,850
	$9,236,037	$10,316,253	$32,171,794	$33,147,001

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the disclosures contained in Part I Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operation, contains "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, but are not limited to: any projections of net sales, earnings, or other financial items; any statements of the strategies, plans and objectives of management for future operations; expectations in connection with the company's previously announced business optimization plan; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements can be identified by their use of such words as "may," "will," "estimate," "intend," "continue," "believe," "expect," or "anticipate" and similar references to future periods.

We have based our forward-looking statements on management's current expectations and assumptions about future events and trends affecting our business and industry that are subject to risks and uncertainties. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained in this report. These risks and uncertainties include, but are not limited to, uncertainties related to the broader economic environment affecting communities and businesses globally, including ours, as well as those factors described in the section "Risk Factors" included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the SEC, as well as in our other public filings with the SEC. Actual results may differ from projections as a result of these risks, additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.

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

The terms "we," "us," "Dynatronics," or the "Company" refer collectively to Dynatronics Corporation and its wholly-owned subsidiaries, unless otherwise stated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our Unaudited Condensed Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, with a narrative from the perspective of management. You should also consider this information with the information included in our Annual Report on Form 10K for the year ended June 30, 2022, and our other filings with the SEC, including our quarterly and current reports that we have filed since June 30, 2022 through the date of this report. In the following MD&A, we have rounded many numbers to the nearest one thousand dollars. These numbers should be read as approximate. All intercompany transactions have been eliminated. Our fiscal year ends on June 30. For example, reference to fiscal year 2023 refers to the year ending June 30, 2023. This report covers the three and nine months ended March 31, 2023. Results of operations for the three and nine months ended March 31, 2023 are not necessarily indicative of the results that may be achieved for the full fiscal year ending June 30, 2023.

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

Results of Operations

Net Sales

Net sales decreased $1,080,000, or 10.5%, to $9,236,000 for the quarter ended March 31, 2023, compared to net sales of $10,316,000 for the quarter ended March 31, 2022. Net sales decreased $975,000, or 2.9%, to $32,172,000 for the nine months ended March 31, 2023, compared to net sales of $33,147,000 for the nine months ended March 31, 2022. The year-over-year decrease is primarily attributable to the acquisition of a competitor by a rehabilitation product category customer, reduction in overall volume for OEM customers and a general reduction in demand for the orthopedic soft bracing product category.

Gross Profit

Gross profit for the quarter ended March 31, 2023 decreased $103,000, or about 4.5%, to $2,208,000, or 23.9% of net sales. By comparison, gross profit for the quarter ended March 31, 2022 was $2,311,000, or 22.4% of net sales. Gross profit for the nine months ended March 31, 2023 increased $857,000, or about 10.6%, to $8,913,000, or 27.7% of net sales. By comparison, gross profit for the nine months ended March 31, 2022 was $8,056,000, or 24.3% of net sales. The increase in gross profit as a percentage of net sales was driven by net price realization and overall product mix. The year-over-year increase in gross profit was primarily attributable to a reduction in freight-in expenses, stabilized raw material costs, and changes in product mix.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased $318,000, or 8.5%, to $3,429,000 for the quarter ended March 31, 2023, compared to $3,747,000 for the quarter ended March 31, 2022. The decrease in SG&A was driven primarily by a reduction in salaries and benefits.

SG&A expenses increased $84,000, or 0.7%, to $11,409,000 for the nine months ended March 31, 2023, compared to $11,325,000 for the nine months ended March 31, 2022. The increase in SG&A was driven primarily by an increase in marketing program expense offset by a reduction in salaries and benefits.

Net Other Income (Expense)

Net other expense for the quarter ended March 31, 2023, was $25,000 compared to net other expense of $36,000 for the quarter ended March 31, 2022. The decrease in net other expense is primarily due to a $9,000 decrease in interest expense as a result of lower average borrowings on long-term debt. Net other expense for the nine months ended March 31, 2023, was $93,000 compared to net other income of $841,000 for the nine months ended March 31, 2022. The increase in net other expense is primarily due to a $943,000 employee retention credit for funds received or receivable from the U.S. federal government under the CARES Act in the prior year.

Income Tax (Provision) Benefit

Income tax (provision) benefit was $27 and ($4,000) for the three and nine months ended March 31, 2023, respectively and $0 for the three and nine months ended March 31, 2022. See Liquidity and Capital Resources - Deferred Income Tax Assets below for more information.

Net Loss

Net loss for the quarter ended March 31, 2023 was $1,246,000 compared to a net loss of $1,472,000 for the quarter ended March 31, 2022. The $226,000 decrease in net loss was attributable to a decrease of $318,000 in SG&A, a decrease of $11,000 in other expense, and offset by a decrease of $103,000 in gross profit. Net loss was $2,592,000 for the nine months ended March 31, 2023, compared to a net loss of $2,427,000 for the nine months ended March 31, 2022. The $165,000 increase in net loss was attributable to an increase of $934,000 in other expense, increase of $84,000 in SG&A, increase of $4,000 in income tax provision, and offset by an increase of $857,000 in gross profit.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders decreased $234,000 to $1,420,000 for the quarter ended March 31, 2023, compared to $1,654,000 for the quarter ended March 31, 2022. The decrease in net loss attributable to common stockholders for the quarter is due primarily to a $226,000 decrease in net loss. On a per share basis, basic and diluted net loss attributable to common stockholders was $0.36 per share for the quarter ended March 31, 2023, compared to $0.46 per share for the quarter ended March 31, 2022.

Net loss attributable to common stockholders increased $132,000 to $3,111,000 for the nine months ended March 31, 2023, compared to $2,979,000 for the nine months ended March 31, 2022. On a per share basis, basic and diluted net loss attributable to common stockholders was $0.82 per share for the nine months ended March 31, 2023, compared to $0.84 per share for the nine months ended March 31, 2022.

Liquidity and Capital Resources

We have historically financed operations through cash from operating activities, available cash reserves, and proceeds from the sale of our equity securities. As of March 31, 2023, we had $670,000 in cash and cash equivalents and restricted cash, compared to $701,000 as of June 30, 2022.

Working capital was $7,144,000 as of March 31, 2023, compared to working capital of $9,291,000 as of June 30, 2022. The current ratio was 1.8 to 1 as of March 31, 2023 and 1.9 to 1 as of June 30, 2022. Current assets were 47.0% of total assets as of March 31, 2023, and 54.3% of total assets as of June 30, 2022.

We believe that our cash generated from operations, current capital resources, and proceeds of the equity sales contemplated below will provide sufficient liquidity to fund operations for the next 12 months. However, the continuing effects of the COVID-19 pandemic on the global supply chain, higher personnel costs, and changes to product mix, could have an adverse effect on our liquidity and cash and we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. Additionally, we operate in a rapidly evolving and unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that we may not be required to raise additional funds through the sale of equity or debt securities or from credit facilities. Additional capital, if needed, may not be available on satisfactory terms, or at all.

We are parties to an equity distribution agreement (as amended, the “Equity Distribution Agreement”) with Canaccord Genuity LLC and Roth Capital Partners LLC (the “Agents”), pursuant to which we may offer and sell up to $3,875,150 of our common stock in one or more “at the market offerings” through the Agents under our Registration Statement on Form S-3 (File No. 333-256280), which was declared effective by the SEC on July 1, 2021 (the “2021 Registration Statement”), subject to applicable limitations on the aggregate market value of securities that may be sold during any 12 calendar month period imposed by Form S-3 on registrants having an aggregate market value of securities of less than $75 million. Under the terms of the Equity Distribution Agreement, we have agreed to pay the Agents a fixed commission rate equal to 3.0% of the gross sale price per share of common stock sold. On April 7, 2023, we filed a prospectus supplement to the base prospectus included in the 2021 Registration Statement for the sale of up to $2,671,513 of our common stock pursuant to the terms of the Equity Distribution Agreement (the “ATM”). As of the date hereof, we have not commenced any sales under the ATM.

Reverse Stock Split

On November 17, 2022, the Company's shareholders approved Articles of Amendment to the Company's Amended and Restated Articles of Incorporation (the "Articles of Amendment") to effect a reverse stock split at a ratio in the range of 1-for-2 to 1-for-5, with such ratio to be determined in the discretion of the Company's board of directors and with such reverse stock split to be effected at such time and date, if at all, as determined by the Company's board of directors in its sole discretion. Thereafter, the Company's Board of Directors set the split ratio in the reverse stock split at 1-for-5 and approved and authorized the filing of the Articles of Amendment to effect the reverse stock split with the Utah Department of Commerce, Division of Corporations and Commercial Code. The Articles of Amendment and reverse stock split became effective at 5:00 p.m. Eastern Standard Time on February 1, 2023. At the effective time, every five issued and outstanding shares of common stock were converted into one share of common stock, with any fractional shares resulting from the reverse stock split rounded up to the nearest whole share. The reverse stock split did not affect the Company's authorized shares of common stock or preferred stock, which remained at 100,000,000 and 50,000,000 shares, respectively. The par value of each share of common stock remained unchanged. Proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options, restricted stock and warrants outstanding at February 1, 2023, which resulted in a proportional decrease in the number of shares of the Company's common stock reserved for issuance upon exercise or vesting of such stock options, restricted stock and warrants, and, in the case of stock options and warrants, a proportional increase in the exercise price of all such stock options and warrants. Additionally, the reverse stock split had no impact on the number of shares of the Company's preferred stock issued and outstanding. However, the conversion price of the outstanding preferred stock increased and the number of shares of common stock issuable upon conversion of such preferred stock decreased in proportion to the 1-for-5 split ratio.

Unless noted, all common shares and per share amounts contained in the condensed consolidated financial statements and management's discussion and analysis have been retroactively adjusted to reflect a one-for-five reverse stock split.

Cash and Cash Equivalents

Our cash and cash equivalents and restricted cash position decreased $31,000 to $670,000 as of March 31, 2023, compared to $701,000 as of June 30, 2022. The primary use of cash for the nine months ended March 31, 2023 was to pay down existing vendor payables.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, decreased approximately $1,049,000 or 19.4%, to $4,367,000 as of March 31, 2023, from $5,416,000 as of June 30, 2022. The decrease was driven primarily by a reduction in overall revenue and differences in the timing of collections around the end date of each respective quarter. Trade accounts receivable represents amounts due from our customers including dealers and distributors that purchase our products for redistribution, medical practitioners, clinics, hospitals, colleges, universities, and sports teams. We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical experience and relationships with our customers. Accounts receivable are generally collected within approximately 40 days of invoicing.

Inventories

Inventories, net of reserves, decreased $2,368,000 or 19.6%, to $9,703,000 as of March 31, 2023, compared to $12,071,000 as of June 30, 2022. The decrease was primarily due to steps taken to adjust inventory management in response to the impact of COVID19 on the global supply chain and right-size incoming material purchases to demand. We believe that our allowance for inventory obsolescence is adequate based on our analysis of inventory, sales trends, and historical experience.

Accounts Payable

Accounts payable decreased approximately $2,000 or 0.0%, to $6,167,000 as of March 31, 2023, from $6,169,000 as of June 30, 2022.

Debt

Long-term debt was $0 as of March 31, 2023, compared to $5,000 as of June 30, 2022.

Finance Lease Liability

Finance lease liability as of March 31, 2023 and June 30, 2022 totaled approximately $2,090,000 and $2,260,000, respectively. Our finance lease liability consists primarily of our Utah building lease. In conjunction with the sale and leaseback of our Utah building in August 2014, we entered into a 15year lease, classified as a finance lease, originally valued at $3,800,000. The building lease asset is amortized on a straight-line basis over 15 years at approximately $252,000 per year. Total accumulated amortization related to the leased building is approximately $2,183,000 at March 31, 2023. The sale generated a profit of $2,300,000, which is being recognized straight-line over the life of the lease at approximately $150,000 per year as an offset to amortization expense. The balance of the deferred gain as of March 31, 2023, is $965,000. Lease payments, currently approximately $32,000, are payable monthly and increase annually by approximately 2% per year over the life of the lease. Imputed interest for the three and nine months ended March 31, 2023 was approximately $29,000 and $89,000, respectively. In addition to the Utah building, we have certain equipment leases that we have determined are finance leases.

Operating Lease Liability

Operating lease liability as of March 31, 2023 and June 30, 2022 totaled approximately $3,843,000 and $1,574,000, respectively. Our operating lease liability consists primarily of building leases for office, manufacturing, and warehouse space. The increase was primarily due to the Company's decision to exercise its third option and extend its operating lease for an additional five years in New Jersey.

Deferred Income Tax Assets

A valuation allowance is required when there is significant uncertainty as to the realizability of deferred income tax assets. The ability to realize deferred income tax assets is dependent upon our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have determined that we do not meet the "more likely than not" threshold that deferred income tax assets will be realized. Accordingly, a valuation allowance is required. Any reversal of the valuation allowance in future periods will favorably impact our results of operations in the period of reversal. As of March 31, 2023 and June 30, 2022, we recorded a full valuation allowance against our net deferred income tax assets. This resulted in no reported income tax expense associated with the operating profit reported during the three and nine months ended March 31, 2023.

Stock Repurchase Plans

We have a stock repurchase plan available to us at the discretion of the Board of Directors. Approximately $449,000 remained of this authorization as of March 31, 2023. No purchases have been made under this plan since September 2011.

Off-Balance Sheet Arrangements

As of March 31, 2023, we had no off-balance sheet arrangements.

Critical Accounting Policies

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Form 10K for the year ended June 30, 2022. There have been no material changes to the critical accounting policies previously disclosed in that report.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a15(e) promulgated under the Exchange Act, as of March 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2023, our disclosure controls and procedures were effective, at a reasonable assurance level, to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms and is (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.

The risk factors described in our Annual Report on Form 10K for the year ended June 30, 2022 have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of registrant's Current Report on Form 8-K filed February 1, 2023)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of registrant's Current Report on Form 8-K filed February 1, 2023)

10.1	Lease Agreement dated as of March 1, 2017 between Hausmann Industries, Inc. and Hausmann Enterprises, LLC

10.2	Amendment to Lease Agreement dated as of January 2018 between Hausmann Industries, Inc. and Hausmann Enterprises, LLC

10.3

Second Amendment to Lease Agreement dated effective as of April 1, 2023 between Hausmann Industries, Inc. and Hausmann Enterprises, LLC (incorporated by reference to Exhibit 10.1 of registrant’s Current Report on Form 8-K filed April 6, 2023)

31.1	Certification under Rule 13a-14(a)/15d-14(a) of principal executive officer

31.2	Certification under Rule 13a-14(a)/15d-14(a) of principal financial officer

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) of principal executive officer and principal financial officer

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Date File because its XBRL tags are embedded with the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNATRONICS CORPORATION

Date: May 11, 2023	By:	/s/ John A. Krier
John A. Krier
President, Chief Executive Officer, and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)