Form 10-K
period 2023-06-30
DYNATRONICS CORP
filed 2023-09-28
CIK 720875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023 .

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________.

Commission file number 0-12697

Dynatronics Corporation

(Exact name of registrant as specified in its charter)

Utah	87-0398434
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock of the registrant held by non-affiliates computed by reference to the price at which the common stock was last sold on December 31, 2022 (the last day of the registrant's most recently completed second fiscal quarter), was approximately $5.7 million.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of September 21, 2023, there were 4,260,039 shares of the issuer's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on December 7, 2023 are incorporated by reference into Part III

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including documents incorporated herein by reference, contains "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, but are not limited to: any projections of net sales, earnings, or outlook for fiscal year 2024, and other financial items; any statements of the strategies, plans and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements can be identified by their use of such words as "may," "will," "estimate," "intend," "continue," "believe," "expect," or "anticipate" and similar references to future periods.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward- looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, those that are discussed in "Business" (Part I, Item 1 of this Form 10-K), "Risk Factors" (Part I, Item 1A of this Form 10-K), and throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Part II, Item 7 of this Form 10-K). Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in forward-looking statements within this report. The forward-looking statements included in this report speak only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

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

Unless the context otherwise requires, all references in this report to "registrant," "we," "us," "our," "Dynatronics," or the "Company" refer to Dynatronics Corporation, a Utah corporation, and our wholly owned subsidiaries. In this report, unless otherwise expressly indicated, references to "dollars" and "$" are to United States dollars.

Business Strategy

Dynatronics is a leading manufacturer of restorative products known for trusted high-quality brands, on-time delivery, and superior customer care. We are executing a strategy to grow our organization organically and through a value-driven acquisition program in order to realize our vision to become the recognized standard in restorative solutions. We intend to provide value to clinicians, investors, and all stakeholders by executing on our core strategy of sustained revenue growth, strong financial performance, and focused business development.

Corporate Information

Dynatronics Corporation is a Utah corporation founded in 1983 as Dynatronics Laser Corporation to acquire our predecessor company, Dynatronics Research Company, which was also a Utah corporation, formed in 1979. Our principal executive offices are located at 1200 Trapp Road, Eagan, Minnesota, 55121, and our telephone number is (801) 568-7000. Our website address is www.dynatronics.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and documents we file with the Securities and Exchange Commission (or "SEC") are available via a link to the SEC's website www.sec.gov on our website under the "Investors" tab, which directs you to our page at https://investors@dynatronics.com. Available on this website as a portal, investors can find or navigate to pertinent information about us, including copies of the reports described above, as well as other information such as the following:

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

We operate on a fiscal year ending June 30. For example, reference to fiscal year 2023 refers to the fiscal year ended June 30, 2023. All references to financial statements in this report refer to the consolidated financial statements of our parent company, Dynatronics Corporation, and our wholly-owned subsidiaries, Bird & Cronin, LLC, Hausmann Enterprises, LLC, and Dynatronics Distribution Company, LLC.

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

Our Solaris, Hausmann, PROTEAM, and Mammoth brands include products for physical therapy, rehabilitation, and athletic training. These products include treatment tables, rehabilitation equipment, therapeutic modalities, and related supplies.

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

Sales Mix among Key Products

No single product accounted for more than 10% of total revenues in fiscal years 2023 or 2022. Sales of product we manufacture or are manufactured by our contract manufacturers represented approximately 98% and 99% of total product sales, excluding freight and other revenue, in fiscal years 2023 and 2022, respectively.

Patents and Trademarks

Patents. We own a United States patent on our thermoelectric technology that will remain in effect until February 2033. We also hold a United States patent on our combination traction/phototherapy technology that will remain in effect until December 2026, and a United States patent on our phototherapy technology that will remain in effect until August 2025.

Trademarks and Copyrights. We own trademarks used in our business, particularly marks relating to our corporate and product names. United States trademark registrations that are significant to our business include Dynatron®, Dynatron Solaris®, Dynaheat®, BodyIce®, Powermatic®, Bird & Cronin®, Physician's Choice®, Hausmann®, PROTEAM™, and Mammoth™.

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

Warranty Service

We provide a warranty on all manufactured products for time periods generally ranging in length from 90 days to fifteen years from the date of sale. We service warranty claims on these products at our Utah, New Jersey, and Minnesota sites depending on the product and service required. Our warranty policies are comparable to warranties generally available in the industry. Warranty claims are not material.

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

We have entered into agreements with independent clinics and hospitals, regional and national chains of physical therapy clinics and hospitals, integrated delivery networks, group purchasing organizations ("GPOs"), and government agencies. We sell products directly to these clinics, hospitals, and groups pursuant to preferred pricing arrangements. In fiscal year 2023, two major customers were responsible for 11.6% and 10.4% of our total net sales. No single customer or group of related accounts was responsible for 10% or more of net sales in fiscal year 2022.

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

Ascentron manufactures and assembles the Company's electrotherapy products to specifications provided by the Company, and the Company purchases the finished products from Ascentron. The development and manufacture of a portion of our products manufactured to our specifications by Ascentron is subject to rigorous and extensive regulation by the U.S. Food and Drug Administration, or FDA, and international regulatory agencies, as applicable. In compliance with the FDA's Current Good Manufacturing Practices, or cGMP, and standards established by the International Organization for Standardization, or ISO, we have developed a comprehensive quality system that processes customer feedback and analyzes product performance trends. Conducting prompt reviews of timely information allows us to respond to customer needs to enhance quality performance of the devices we produce.

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

As a medical device manufacturer, we are required to register with the FDA and once registered we are subject to inspection for compliance with the FDA's Quality Systems Regulations, as applicable. These regulations require us to manufacture our products and maintain related documents in a prescribed manner with respect to manufacturing, testing, and control activities. Further, we are required to comply with various FDA requirements for reportable events involving our devices. The FD&C Act and its medical device reporting regulations require us to provide information to the FDA if allegations are made that one of our products has caused or contributed to a death or serious injury, or if a malfunction of a product would likely cause or contribute to death or serious injury. The FDA also prohibits an approved device from being marketed for unapproved uses. All of our therapeutic treatment devices, as currently designed, are cleared for marketing under section 510(k) of the Medical Device Amendment to the FD&C Act, or are considered 510(k) exempt. If a device is subject to section 510(k) clearance requirements, the FDA must receive pre-market notification from the manufacturer of its intent to market the device. The FDA must find that the device is substantially equivalent to a legally marketed predicate device before the agency will clear the new device for marketing.

We intend to continuously improve our products after they have been introduced into the market. Certain modifications to our marketed devices may require a pre-market notification and clearance before the changed device may be marketed, if the change or modification could significantly affect safety and/or effectiveness. As appropriate, we may therefore submit future 510(k) notifications to the FDA. No assurance can be given that clearance or approval of such new applications will be granted by the FDA on a timely basis, or at all. Furthermore, we may be required to submit extensive pre-clinical and clinical data depending on the nature of the product changes. All of our devices, unless specifically exempted by regulation, are subject to the FD&C Act's general controls, which include, among other things, registration and listing, adherence to the Quality System Regulation requirements for manufacturing, medical device reporting and the potential for voluntary and mandatory recalls described above.

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

Failure to comply with applicable FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Any such action by the FDA could materially adversely affect our ability to successfully market our products. Our Utah, Minnesota, and New Jersey facilities are subject to periodic inspection by the FDA for compliance with the FDA's cGMP and other requirements, including appropriate reporting regulations and various requirements for labeling and promotion.

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

The Food and Drug Administration Amendments Act of 2007 and the Food and Drug Administration Safety and Innovation Act of 2012 amended the FDC Act to require the FDA to promulgate regulations to implement a unique device identification ("UDI") system. The UDI rule phased in the implementation of the UDI regulations, generally beginning with the highest-risk devices (i.e., Class III medical devices) and ending with the lowest-risk devices. Most compliance dates were reached as of September 24, 2018, with a final set of requirements for low-risk devices being reached on September 24, 2022 (extended to December 8, 2022). The UDI regulations require "labelers" to include unique device identifiers ("UDIs"), with a content and format prescribed by the FDA and issued under a system operated by an FDA-accredited issuing agency, on the labels and packages of medical devices, and to directly mark certain devices with UDIs. The UDI regulations also require labelers to submit certain information concerning UDI-labeled devices to the FDA, much of which information is publicly available on an FDA database, the Global Unique Device Identification Database. The UDI regulations and subsequent FDA guidance regarding the UDI requirements provide for certain exceptions, alternatives and time extensions. For example, the UDI regulations include a general exception for Class I devices exempt from the Quality System Regulation (other than record-keeping and complaint files). Regulated labelers include entities such as device manufacturers, repackagers, reprocessors and relabelers that cause a device's label to be applied or modified, with the intent that the device will be commercially distributed without any subsequent replacement or modification of the label.

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

Employees

As of June 30, 2023, we employed 156 people, of which 154 were employed on a full-time basis. Certain of our employees (64 individuals) are subject to a collective bargaining agreement scheduled to expire in February 2025. We believe our labor relations with both union and non-union employees are satisfactory.

Item 1A. Risk Factors

In addition to the risks described elsewhere in this report and in certain of our other filings with the SEC, we have identified the following risks and uncertainties, among others, as risks that could cause our actual results to differ materially from those contemplated by us or by any forward-looking statement contained in this report. You should consider the following risk factors, in addition to the information presented elsewhere in this report, particularly under the heading "Cautionary Note Regarding Forward-Looking Statements," on page 1 of this report, and statements and disclosures contained in the sections "Part I, Item 1. Business," "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in the filings we make from time to time with the SEC, in evaluating us, our business and an investment in our securities. The fact that some of these risk factors may be the same or similar to those that we have included in other reports that we have filed with the SEC in past periods means only that the risks are present in multiple periods. We believe that many of the risks that are described here are part of doing business in the industry in which we operate and will likely be present in all periods. The fact that certain risks are endemic to the industry does not lessen their significance.

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

Any current or future outbreak of a health epidemic or other adverse public health developments could disrupt our manufacturing and supply chain, and adversely affect our business and operating results. Our business could be adversely affected by the effects of health epidemics. For example, our materials suppliers could be disrupted by conditions related to epidemics, possibly resulting in disruption to our supply chain. If our suppliers are unable or fail to fulfill their obligations to us for any reason, we may not be able to manufacture our products and satisfy customer demand or our obligations under sales agreements in a timely manner, and our business could be harmed as a result. In addition, a significant health epidemic could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products, which could have a material adverse effect on our business, operating results and financial condition.

We have a history of losses, and we may not sustain profitability in the future. Although we had net income in fiscal year 2021, we have incurred net losses for 11 of the 12 previous fiscal years. We cannot predict when we will again achieve profitable operations or that we will not require additional financing to fulfill our business objectives. We may not be able to increase revenue in future periods, and our revenue could decline or grow more slowly than we expect. We may incur significant losses in the future for many reasons, including due to the risks described in this report.

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

The sale, marketing, and pricing of our products, and relationships with healthcare providers are under increased scrutiny by federal, state, and foreign government agencies. Compliance with anti-kickback statutes, false claims laws, the FDC Act (including as these laws relate to off-label promotion of products), and other healthcare related laws, as well as competition, data and patient privacy, and export and import laws, is under increased focus by the agencies charged with overseeing such activities, including FDA, the Office of Inspector General (OIG), Department of Justice (DOJ) and the FTC. The DOJ and the SEC have increased their focus on the enforcement of the U.S. Foreign Corrupt Practices Act ("FCPA") described below under "Our commercial activities internationally are subject to special risks associated with doing business in environments that present a heightened corruption and trade sanctions risk." The laws and standards governing the promotion, sale, and reimbursement related to our products and laws and regulations governing our relationships with healthcare providers and governments can be complicated, are subject to frequent change and may be violated unknowingly. Violations or allegations of violations of these laws may result in large civil and criminal penalties, debarment from participating in government programs, diversion of management time, attention and resources and may otherwise have an adverse effect on our business, financial condition and results of operations. In the event of a violation, or the allegation of a violation of these laws, we may incur substantial costs associated with compliance or to alter one or more of our sales and marketing practices and we may be subject to enforcement actions which could adversely affect our business, financial condition and results of operations.

Our commercial activities internationally are subject to special risks associated with doing business in environments and jurisdictions that present a heightened corruption and trade sanctions risk. We operate our business and market and sell products internationally, including in countries in Asia, Latin America, and the Middle East, which may be considered business environments that pose a relatively higher risk of corruption than the United States, and therefore present greater political, economic and operational risk to us, including an increased risk of trade sanction violations. In addition, there are numerous risks inherent in conducting our business internationally, including, but not limited to, potential instability in international markets, changes in regulatory requirements applicable to international operations, currency fluctuations in foreign countries, political, economic and social conditions in foreign countries and complex U.S. and foreign laws and treaties, including tax laws, the FCPA, and the Bribery Act of 2010 ("U.K. Anti-Bribery Act"). The FCPA prohibits U.S.-based companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. The FCPA also imposes recordkeeping and internal controls requirements on public companies in the U.S. The U.K. Anti-Bribery Act prohibits both domestic and international bribery as well as bribery across both public and private sectors. In recent years, the number of investigations and other enforcement activities under these laws has increased. As we expand our business to include pursuit of opportunities in certain parts of the world that experience government corruption, in certain circumstances compliance with anti-bribery laws may conflict with local customs and practices. Our policies mandate compliance with all applicable anti-bribery laws. Further, we require our partners, subcontractors, agents and others who work for us or on our behalf to comply with these and other anti-bribery laws. If we fail to enforce our policies and procedures properly or maintain adequate record-keeping and internal accounting practices to accurately record our transactions, we may be subject to regulatory sanctions. In the event that we believe or have reason to believe that our employees have or may have violated applicable anti-corruption laws, including the FCPA, trade sanctions or other laws or regulations, we are required to investigate or have outside counsel investigate the relevant facts and circumstances, and if violations are found or suspected, could face civil and criminal penalties, and significant costs for investigations, litigation, settlements and judgments, which in turn could have a material adverse effect on our business.

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

If we fail to obtain regulatory approval in foreign jurisdictions, then we cannot market our products in those jurisdictions. We sell some of our products in foreign jurisdictions. Many foreign countries in which we market or may market our products have regulatory bodies and restrictions similar to those of the FDA. International sales are subject to foreign government regulation, the requirements of which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA clearance and the requirements may differ. As an example, companies are now required to obtain a CE Mark, which shows conformance with the requirements of applicable European Conformity directives, prior to the sale of some medical devices within the European Union. Some of our current products that require CE Markings have them and it is anticipated that additional and future products may require them as well. We may be required to conduct additional testing or to provide additional information, resulting in additional expenses, to obtain necessary approvals. If we fail to obtain approval in such foreign jurisdictions, we would not be able to sell our products in such jurisdictions, thereby reducing the potential revenue from the sale of our products.

We store, process, and use data, some of which contain personal information and are subject to complex and evolving laws and regulations regarding privacy, data protection and other matters, which are subject to change. Some of the data we store, process, and use, contains personal information, subjecting us to a variety of laws and regulations in the United States and other countries with respect to privacy, rights of publicity, data protection, content, protection of minors, and consumer protection. These laws can be particularly restrictive. Both in the United States and abroad, these laws and regulations are evolving and remain subject to change. Several proposals are pending before federal, state and foreign legislative and regulatory bodies that could significantly affect our business. A number of states have enacted laws or are considering the enactment of laws governing the release of credit card or other personal information received from consumers:

● California has enacted legislation, the California Consumer Privacy Act ("CCPA") that, among other things, requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. The CCPA went into effect on January 1, 2020.

● The EU General Data Protection Regulation ("GDPR"), effective May 2018, establishes new requirements applicable to the processing of personal data (i.e., data which identifies an individual or from which an individual is identifiable), affords new data protection rights to individuals, and imposes penalties for serious data breaches. Individuals also have a right to compensation under GDPR for financial or non-financial losses. GDPR has imposed additional responsibility and liability in relation to our processing of personal data in the EU. GDPR has also required us to change our various policies and procedures in the EU and, if we are not compliant, could materially adversely affect our business, results of operations and financial condition.

● Canada's Personal Information and Protection of Electronic Documents Act provides Canadian residents with privacy protections in regard to transactions with businesses and organizations in the private sector and sets out ground rules for how private sector organizations may collect, use, and disclose personal information in the course of commercial activities.

● In November 2016, the Standing Committee of China's National People's Congress passed its Cybersecurity Law ("CSL"), which took effect in June 2017. The CSL is the first Chinese law that systematically lays out regulatory requirements on cybersecurity and data protection, subjecting many previously under-regulated or unregulated activities in cyberspace to government scrutiny.

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

Market access could be a limiting factor in our growth. The emergence of GPO's that control a significant amount of product flow to hospitals and other acute care customers may limit our ability to grow in the acute care space. GPO's issue contracts to manufacturers approximately every three years through a bidding process. We have been relatively unsuccessful in landing any significant GPO contracts. The process for being placed on contract with a GPO is rigorous and non-transparent.

A significant percentage of our workforce is subject to a collective bargaining agreement. Approximately 39% of our workforce is subject to a collective bargaining agreement, which is subject to negotiation and renewal every three years. The current agreement is scheduled to expire in February 2025. Our inability to negotiate the renewal of this collective bargaining agreement, or any prolonged work stoppages, could have a material adverse effect on our business, results of operations, financial condition and cash flows. We cannot ensure that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor, or that a breakdown in such negotiations will not result in the disruption of our operations. In addition, employees who are not currently represented by labor unions may seek representation in the future. Although we have generally enjoyed good relations with both our union and non-union employees, if we are subject to labor actions, we may experience an adverse impact on our operating results.

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

Certain of the products we sell are subject to market and technological obsolescence. We currently offer approximately 4,500 products or variations of products. If our customers discontinue purchasing a given product, we might have to record expense related to the diminution in value of inventories we have in stock, and depending on the magnitude, that expense could adversely impact our operating results. From time to time, our customers discontinue purchasing our products and may do so at any time. We may be unable to effectively develop and market products against the products of our competitors in a highly competitive industry. Our present or future products could be rendered obsolete or uneconomical by technological advances by our competitors. Competitive factors include price, customer service, technology, innovation, quality, reputation and reliability. Our competition may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, have greater financial, marketing and other resources than us or be more successful in attracting potential customers, employees and strategic partners. Given these factors, we cannot guarantee that we will be able to continue our level of success in the industry.

We are dependent on a limited number of third-party suppliers for components and raw materials and the loss of any of these suppliers, or their inability to provide us with an adequate supply of materials that meet our quality and other requirements, could harm our business. We rely on third-party suppliers to provide components for our products, manufacture products that we do not manufacture ourselves and perform services that we do not provide ourselves, including package-delivery services. Because these suppliers are independent third parties with their own financial objectives, actions taken by them could have a materially adverse effect on our results of operations. The risks of relying on suppliers include our inability to enter into contracts with such suppliers on reasonable terms, breach, or termination by suppliers of their contractual obligations, inconsistent or inadequate quality control, relocation of supplier facilities, and disruption to suppliers' business, including work stoppages, suppliers' failure to comply with complex and changing regulations, and third-party financial failure. Any problems with our suppliers and associated disruptions to our supply chain could materially negatively impact our ability to supply the market, substantially decrease sales, lead to higher costs, or damage our reputation with our customers, and any longer-term disruptions could potentially result in the permanent loss of our customers, which could reduce our recurring revenues and long-term profitability. Disruption to our supply chain could occur as a result of any number of events, including, but not limited to, increases in wages that drive up prices; the imposition of regulations, trade protection measures, tariffs, duties, import/export restrictions, quotas or embargoes on key components; labor stoppages; transportation failures affecting the supply and shipment of materials and finished goods; the unavailability of raw materials; severe weather conditions; natural disasters; civil unrest, geopolitical developments, war or terrorism; computer viruses, physical or electronic breaches, or other information system disruptions or security breaches; and disruptions in utility and other services.

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

Covenants in our loan documents may restrict our business and operations and if we cannot satisfy our covenants, our financial condition and results of operations could be adversely affected. On August 1, 2023, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Gibraltar Business Capital, LLC (“Lender”), to provide asset-based financing to be used for operating capital. Amounts available under the Loan Agreement are subject to a borrowing base calculation of up to a maximum availability of $7,500,000. The Loan Agreement contains certain affirmative, operating and financial covenants. These covenants could adversely affect our ability to operate our business, our liquidity or our results of operations. Our inability to comply with any of these covenants could result in a default, which could result in an increase to the applicable interest rate on all amounts borrowed, together with accrued interest and other fees, and could cause all amounts borrowed to become due and payable and could limit our ability to make future draws. If our indebtedness under the Loan Agreement were to be accelerated, we may not have sufficient cash available to repay the amounts due, and we may be forced to seek an amendment to the applicable loan terms or obtain alternative financing, which may not be available to us on acceptable terms, if at all. In addition, if we are unable to repay outstanding borrowings when due or upon an event of default, Lender would also have the right to proceed against the collateral granted to secure the indebtedness under the Loan Agreement. If Lender were to proceed against the collateral, any assets seized would no longer be available for use in our business, which would have a significant adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive market segment, face competition from large, well-established medical device companies with significant resources, and may not be able to compete effectively. The market in which we operate is highly competitive, subject to rapid technological change and affected by new products and market activities of industry participants. Our competitors include large and well-capitalized companies such as Enovis and Ossur. Several of our competitors enjoy competitive advantages over us, including:

  more established relationships with customers, distribution networks and healthcare payers;
  broader product offerings and intellectual property portfolios;
  better name recognition, and more recognizable product trademarks;
  greater resources for product research and development, clinical data, patent litigation, and launching, marketing, distributing and selling our products; and
  greater experience in obtaining and maintaining FDA and other regulatory clearances or approvals for products and product enhancements.

Our current competitors or new industry participants may at any time develop alternative treatments, products or procedures that compete directly or indirectly with our products, including ones that may be superior to our products. Additionally, our competitors have and may in the future consolidate or acquire one or more of our customers or our customers may and have acquire(d) one of our competitors. For these reasons, we may not be able to compete successfully against our existing or future competitors. The impacts from the actions of our competitors could lead us to further modify our strategy, lower our prices or increase our sales commissions, and could have a significant adverse effect on our business, financial condition and results of operations.

We are dependent on our senior management team, sales and marketing team, engineering team and other qualified personnel, and the loss of any of them could harm our business. Our continued success depends in part upon the continued availability and contributions of our senior management, sales and marketing team, engineering team and other qualified personnel. We compete for personnel with other companies and organizations, many of which have greater name recognition and resources than we do. Changes to our senior management team, sales and marketing team and engineering team and/or our inability to attract or retain other qualified personnel could have a significant adverse effect on our business, financial condition and results of operations.

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

Our stock price has been volatile and we expect that it will continue to be volatile. For example, during the year ended June 30, 2023, the selling price of our common stock ranged from a high of $4.30 to a low of $0.73 (retroactively restated on a pro forma basis for the 1-for-5 reverse stock split of our common stock that we consummated in February 2023). The volatility of our stock price can be due to many factors, including:

● quarterly variations in our operating results;

● changes in the market's expectations about our operating results;

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

Investors in our securities may experience substantial dilution upon the conversion of preferred stock to common, exercise of stock options and warrants, future issuances of stock, grants of restricted stock and the issuance of stock in connection with acquisitions of other companies. Our articles of incorporation authorize the issuance of up to 100,000,000 shares of common stock and 50,000,000 shares of preferred stock. Our Board of Directors has the authority to issue additional shares of common and preferred stock up to the authorized capital stated in the articles of incorporation. The Board may choose to issue some or all of such shares of common or preferred stock to acquire one or more businesses or to provide additional financing in the future. As of June 30, 2023, we had outstanding a total of 1,992,000 shares of Series A 8% Convertible Preferred Stock (the "Series A Preferred"), and 1,359,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred"), as well as warrants for the purchase of approximately 280,001 shares of common stock. The Series A Preferred and Series B Preferred shares are convertible into a total of 670,200 shares of common stock. The conversion of these outstanding shares of preferred stock and the exercise of the warrants would result in substantial dilution to our common shareholders. In addition, from time to time, we have issued and we expect we will continue to issue stock options or restricted stock grants or similar awards to employees, officers, and directors pursuant to our equity incentive award plans. Investors in our equity securities may expect to experience dilution as these awards vest and are exercised by their holders and as the restrictions lapse on the restricted stock grants. We also may issue stock or stock purchase warrants for the purpose of raising capital to fund our growth initiatives, in connection with acquisitions of other companies, or in connection with the settlement of obligations or indebtedness, which would result in further dilution of existing shareholders. The issuance of any such shares of common or preferred stock may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares of common stock or securities convertible into or exercisable for the purchase of common stock, such issuance also will cause a reduction in the proportionate ownership and voting power of all other shareholders and may result in a change in control of the Company.

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

The concentration or potential concentration of equity ownership by Prettybrook Partners, LLC and its affiliates may limit your ability to influence corporate matters. As of June 30, 2023, Prettybrook Partners, LLC and its managing directors and affiliates (collectively "Prettybrook"), owned approximately 558,000 shares of common stock, 228,000 shares of Series A Preferred, and 45,000 shares of Series B Preferred. These securities represent approximately 17% of the voting power of our issued and outstanding equity securities. Under the terms of the Series A Preferred, by agreement with us and the remaining holders of the Series A Preferred, Prettybrook has the right to appoint up to three members of our seven-member Board of Directors (the Preferred Directors) and has appointed a non-voting observer to the Board. Moreover, the exercise of warrants issued to Prettybrook in the Series A Preferred financing and the Series B Preferred financing transactions in which Prettybrook was an investor could further enable Prettybrook to exert significant control over operations and influence over all corporate activities, including the election or removal of directors and the outcome of tender offers, mergers, proxy contests or other purchases of common stock that could give our shareholders the opportunity to realize a premium over the then-prevailing market price for their shares of common stock. This concentrated control will limit your ability to influence corporate matters and, as a result, we may take actions that our shareholders do not view as beneficial. In addition, such concentrated control could discourage others from initiating changes of control. In such cases, the perception of our prospects in the market and the market price of our common stock may be adversely affected.

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

Our ability to issue preferred stock could delay or prevent takeover attempts. As of June 30, 2023, we had 3,351,000 shares of convertible preferred stock outstanding and our Board of Directors has the authority to cause us to issue, without any further vote or action by the shareholders, up to approximately 46,649,000 additional shares of preferred stock, no par value per share, in one or more series, and to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series of preferred stock. In the event of issuance, the preferred stock could be used as a method of discouraging, delaying, deferring or preventing a change in control without further action by the shareholders, even where shareholders might be offered a premium for their shares. Although we have no present intention to issue any shares of our preferred stock, we may do so in the future under appropriate circumstances.

The NASDAQ Capital Market may delist our common stock from its exchange which could limit your ability to make transactions in our securities and subject us to additional trading restrictions. On June 26, 2023, we received written notice ("Letter") from NASDAQ informing us that the closing bid price of our common stock for the last 30 consecutive business days prior to the date of the Letter failed to comply with the $1.00 per share minimum bid price required for continued listing on The NASDAQ Capital Market under Nasdaq Listing Rule 5550(a)(2). Nasdaq indicated we will be provided with a compliance period of 180 calendar days. The date by which we must gain compliance with the minimum bid price requirement is December 26, 2023 (the "Compliance Date") pursuant to NASDAQ Listing Rule 5810(c)(3)(A). If at any time before the Compliance Date, the closing bid price of the Common Stock is at least $1.00 per share for a minimum of ten consecutive business days, NASDAQ will provide written notification that we have achieved compliance with the minimum bid requirement. If we do not regain compliance by the Compliance Date, we may be eligible for an additional grace period, provided we meet the applicable market value of publicly held shares requirement for continued listing, and all other applicable NASDAQ standards for initial listing on the NASDAQ Capital Market, with the exception of bid price.

In the future, if we do not regain compliance with the Minimum Bid Price Requirement by the end of the 180 Day Compliance Period or additional grace period, our common stock will be subject to delisting. At such time, we may appeal NASDAQ's delisting determination. Delisting could have a material adverse effect on our business, liquidity and on the trading of our common stock. If our common stock were delisted, our common stock could be quoted on the OTCQB market or on the "pink sheets" maintained by the OTC Markets Group. However, such alternatives are generally considered to be less efficient markets. Further, delisting from NASDAQ could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees, and could also trigger various defaults under our lending agreements and other outstanding agreements. Delisting could make it more difficult for the Company to attract qualified Board candidates and potential strategic and collaborative partners. Finally, delisting could make it harder for us to raise capital and sell securities as we would no longer be eligible to use Form S-3 short form registration statements for such purposes.

If our common stock is delisted, our common stock would likely then trade only in the over-the-counter market. If our common stock were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and we could face significant material adverse consequences, including: a limited availability of market quotations for our securities; reduced liquidity with respect to our securities; a determination that our shares are a "penny stock," which will require brokers trading in our securities to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities; a reduced amount of news and analyst coverage for our Company; and a decreased ability to issue additional securities or obtain additional financing in the future. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock and would substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

In addition to the foregoing, if our common stock is delisted from NASDAQ and it trades on the over-the-counter market, the application of the "penny stock" rules could adversely affect the market price of our common stock and increase the transaction costs to sell those shares. The SEC has adopted regulations which generally define a "penny stock" as an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. If our common stock is delisted from NASDAQ and it trades on the over-the-counter market at a price of less than $5.00 per share, our common stock would be considered a penny stock. The SEC's penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that before a transaction in a penny stock occurs, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's agreement to the transaction. If applicable in the future, these rules may restrict the ability of brokers-dealers to sell our common stock and may affect the ability of investors to sell their shares, until our common stock no longer is considered a penny stock.

A reverse stock split may negatively impact the market for our common stock. In order to regain compliance with the Minimum Bid Price Requirement, we may seek to effect a reverse stock split. Although we expect that a reverse stock split will result in an increase in the market price of our common stock, we cannot assure you that a reverse stock split, if effected, will increase the market price of our common stock in proportion to the reduction in the number of shares of our common stock outstanding, or result in a permanent increase in the market price. The effect that a reverse stock split may have upon the market price of our common stock cannot be predicted with any certainty, and the history of similar reverse stock splits for companies in similar circumstances to ours is varied. The market price of our common stock is dependent on many factors, including our business and financial performance, general market conditions, prospects for future growth and other factors detailed from time to time in the reports we file with the SEC. Accordingly, the total market capitalization of our common stock after a reverse stock split may be lower than the total market capitalization before a reverse stock split and, in the future, the market price of our common stock following a reverse stock split may not exceed or remain higher than the market price prior to a reverse stock split. For example, on February 1, 2023, we effected a 1-for-5 reverse stock split, and our total market capitalization is currently lower than our total market capitalization before the reverse stock split.

The market price of our common stock may not rise after a reverse stock split. Although the Board believes that the decrease in the number of shares of common stock outstanding as a consequence of a reverse stock split and the anticipated increase in the market price of common stock could encourage interest in our common stock and possibly promote greater liquidity for shareholders, such liquidity could also be adversely affected by the reduced number of shares outstanding after a reverse stock split. It is possible that the per share price of our common stock after a reverse stock split will not rise in proportion to the reduction in the number of shares of our common stock outstanding resulting from a reverse stock split, and the market price per post-reverse stock split share may not exceed or remain in excess of the $1.00 minimum bid price for a sustained period of time, and a reverse stock split may not result in a per share price that would attract brokers and investors who do not trade in lower priced stocks. Even if we effect a reverse stock split, the market price of our common stock may decrease due to factors unrelated to a reverse stock split. In any case, the market price of our common stock may also be based on other factors which may be unrelated to the number of shares outstanding, including our future performance. If a reverse stock split is consummated and the trading price of the common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of a reverse stock split. Even if the market price per post-reverse stock split share of our common stock remains in excess of $1.00 per share, we may be delisted due to a failure to meet other continued listing requirements, including NASDAQ requirements related to the minimum shareholders' equity, the minimum number of shares that must be in the public float, the minimum market value of the public float and the minimum number of round lot holders.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease an 85,000 square-foot manufacturing, warehouse, and office facility in Eagan, Minnesota, which houses our corporate headquarters and principal executive offices. Lease payments are $50,000 per month. The original term of the lease was for three years, commencing in October 2017. The lease provided for two, two-year optional extensions. We have extended the term of the lease through October 2024. The landlord includes stockholders and previous owners of the Bird & Cronin assets and operations acquired in 2017.The lease was negotiated at arms' length as part of the Bird & Cronin acquisition. We believe that the terms of the agreement are commercially reasonable for the market in which the facility is located.

We lease a 60,000 square-foot manufacturing and office facility in Northvale, New Jersey to house our Hausmann Enterprises, LLC operations. The initial two-year term of this lease commenced in April 2017, with monthly lease payments of $30,000 for the first year and 2% increases in each subsequent year. The lease provides for two options to extend the term of the lease for two years per extension term, subject to annual 2% per year increases in base rent, and a third extension option at the end of the second option term for an additional five years at fair market value. We have exercised options to extend the term of the lease through March 2028, with monthly lease payments of $60,000 for the first year, 2% increases each subsequent year, and monthly solar payments that total approximately $9,000 per year starting July 2023. The landlord is a stockholder and the previous owner of the assets and operations acquired in 2017. The lease was negotiated at arms' length as part of the Hausmann acquisition. We believe that the terms of the agreement are commercially reasonable for the market in which the facility is located.

We lease a 36,000 square-foot manufacturing, warehouse, and office facility in Cottonwood Heights, Utah. We sold the building in August 2014, and now lease it back from the purchaser. The monthly lease payment is approximately $32,000 and the lease terminates in 2029. We account for the lease-back agreement as a finance lease which results in depreciation and implied interest expense each period, offset by an amortized gain on the sale of the property. Overall the net monthly occupancy cost of this lease is $36,000.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is included on the NASDAQ Capital Market (symbol: DYNT). The following table shows the range of high and low sales prices for our common stock as quoted on the NASDAQ system for the quarterly periods indicated (retroactively restated on a pro forma basis for the 1-for-5 reverse stock split of our common stock that we consummated in February 2023):

Fiscal Year Ended June 30,	2023		2022
	High	Low	High	Low
1st Quarter (July-September)	$4.30	$2.48	$8.95	$5.39
2nd Quarter (October-December)	$3.00	$1.50	$8.10	$4.66
3rd Quarter (January-March)	$2.73	$1.40	$5.35	$3.33
4th Quarter (April-June)	$1.62	$0.73	$3.81	$2.13

Outstanding Common Shares and Number of Shareholders

As of September 21, 2023, we had approximately 4,260,039 shares of common stock issued and outstanding and approximately 400 shareholders of record, not including shareholders whose shares are held in "nominee" or "street" name by a bank, broker or other holder of record.

Dividends

We have never paid cash dividends on our common stock. Our anticipated capital requirements are such that we intend to follow a policy of retaining earnings, if any, in order to finance the development of the business.

As of September 21, 2023, we had outstanding 1,992,000 shares of Series A Preferred and 1,359,000 shares of Series B Preferred. These series of preferred stock have rights and preferences that rank senior to or in certain circumstances, on par with, our common stock. The declarations of the rights and preferences of these series of preferred stock contain covenants that prohibit us from declaring and distributing dividends on our common stock without first making all distributions that are due to any senior securities. Dividends payable on the Series A and the Series B Preferred accrue at the rate of 8% per year and are payable quarterly. We may, at our option under certain circumstances, make distributions of these dividends in cash or in shares of common stock. When possible, we pay dividends on the Series A and Series B Preferred in shares of common stock. The formula for paying these dividends in common stock can change the effective yield on the dividend to more or less than 8% depending on the market price of the common stock at the time of issuance.

Sales of Equity Securities

We did not sell any shares of common stock during the year ended June 30, 2023 and 2022.

Purchases of Equity Securities

We did not purchase any shares of common stock during the year ended June 30, 2023 or in the prior 11 fiscal years.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under the heading "Cautionary Note Regarding Forward-Looking Statements," on page 1 of this Form 10-K, "Risk Factors" (Part I, Item 1A of this Form 10-K) and elsewhere in this Form 10-K. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, which are included in Part II, Item 8 of this report. In the following Management's Discussion and Analysis of Financial Condition and Results of Operations, we have rounded many numbers to the nearest one thousand dollars. These numbers should be read as approximate.

Overview

We design, manufacture, and sell a broad range of restorative products for clinical use in physical therapy, rehabilitation, orthopedics, pain management, and athletic training. Through our distribution channels, we market and sell to orthopedists, physical therapists, chiropractors, athletic trainers, sports medicine practitioners, clinics, and hospitals.

Results of Operations

Fiscal Year 2023 Compared to Fiscal Year 2022

Net Sales

Net sales in fiscal year 2023 decreased $3,729,000, or 8.4%, to $40,609,000, compared to net sales of $44,338,000 in fiscal year 2022. The year-over-year decrease is primarily attributable to the acquisition of a competitor by a rehabilitation product category customer, reduction in overall volume for OEM customers and a general reduction in demand for the orthopedic soft bracing product category.

Gross Profit

Gross profit for the year ended June 30, 2023 decreased $523,000, or 4.9%, to $10,150,000, or 25.0% of net sales. By comparison, gross profit for the year ended June 30, 2022 was $10,673,000, or 24.1% of net sales. The increase in gross profit as a percentage of net sales was driven by net price realization and overall product mix. The year-over-year decrease in gross profit was primarily attributable to a reduction in sales related to third-party distributed products that have been discontinued offset by a reduction in freight-in expense, stabilized raw material costs, and changes in product mix.

Selling, General, and Administrative Expenses

Selling, general, and administrative ("SG&A") expenses decreased $428,000, or 2.8%, to $15,002,000 for the year ended June 30, 2023, compared to $15,430,000 for the year ended June 30, 2022. The decrease in SG&A was driven primarily by a reduction in salaries and benefits.

Interest Expense, net

Interest expense, net decreased approximately $30,000, or 20.3%, to $118,000 for the year ended June 30, 2023, compared to $148,000 for the year ended June 30, 2022. The decrease in interest expense is primarily due to the maturity of long-term debt and lower imputed interest related to finance leases. The largest component of interest expense is imputed interest related to the sale/leaseback of our Utah facility, which totaled $116,000 and $130,000, respectively, for the years ended June 30, 2023 and 2022.

Other Income (Expense), net

Other income (expense), net decreased approximately $914,000 to ($3,000) for the year ended June 30, 2023, compared to other income, net of $911,000 for the year ended June 30, 2022. The decrease in other income, net is primarily due to a $943,000 employee retention credit for funds received or receivable from the U.S. federal government under the CARES Act in the prior year.

Loss Before Income Taxes

Pre-tax loss for the year ended June 30, 2023 was $4,973,000 compared to a loss of $3,993,000 for the year ended June 30, 2022. The change was primarily attributable to a decrease of $523,000 in gross profit, decrease of $885,000 in net other income (expense), and decrease of $428,000 in SG&A.

Net Loss

Net loss for the year ended June 30, 2023 was $4,973,000 compared to a net loss of $3,993,000 for the year ended June 30, 2022. The reasons for the change in net loss are the same as those given under the headings Loss Before Income Taxes in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders was $5,664,000 ($1.46 per share) for the year ended June 30, 2023, compared to a net loss of $4,726,000 ($1.32 per share) for the year ended June 30, 2022. The change for the year is due primarily to a $980,000 increase in net loss, partially offset by a $42,000 decrease in deemed dividends on convertible preferred stock and accretion of discounts.

Liquidity and Capital Resources

We have historically financed operations through cash from operating activities, available cash reserves, and proceeds from the sale of our equity securities. As of June 30, 2023, we had $399,000 in cash and cash equivalents, compared to $550,000 as of June 30, 2022.

Working capital was $4,478,000 as of June 30, 2023, compared to working capital of $9,291,000 as of June 30, 2022. The current ratio was 1.6 to 1 as of June 30, 2023 and 1.9 to 1 as of June 30, 2022. Current assets were 41.3% of total assets as of June 30, 2023, and 54.3% of total assets as of June 30, 2022.

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

We are parties to an equity distribution agreement (as amended, the “Equity Distribution Agreement”) originally with Canaccord Genuity LLC and Roth Capital Partners LLC (the “Agents”), pursuant to which we may offer and sell up to $3,875,150 of our common stock in one or more “at the market offerings” through the Agents under our Registration Statement on Form S-3 (File No. 333-256280), which was declared effective by the SEC on July 1, 2022 (the “2021 Registration Statement”), subject to applicable limitations on the aggregate market value of securities that may be sold during any 12 calendar month period imposed by Form S-3 on registrants having an aggregate market value of securities of less than $75 million. Under the terms of the Equity Distribution Agreement, we have agreed to pay the Agent(s) participating in an applicable offering a fixed commission rate equal to 3.0% of the gross sale price per share of common stock sold in such offering. On April 7, 2023, we filed a prospectus supplement to the base prospectus included in the 2021 Registration Statement for the sale of up to $2,671,513 of our common stock pursuant to the terms of the Equity Distribution Agreement (the “ATM”). As of the date hereof, we have not commenced any sales under the ATM.

Line of Credit

On August 1, 2023, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Gibraltar Business Capital, LLC ("Lender"), to provide asset- based financing to the Company to be used for operating capital. Amounts available under the Loan Agreement (the "Revolving Loans") will be subject to a borrowing base calculation of up to a maximum availability of $7,500,000 (the "Revolving Loan Commitment") and will bear interest at SOFR plus 5.00%. The Company paid a closing fee of 1.00% of the Revolving Loan Commitment and the line is subject to a monthly unused line fee in an annualized amount equal to 0.50% on the difference between the Revolving Loan Commitment and the average outstanding principal balance of the Revolving Loans for such month. The maturity date is three years from the date of the promissory note evidencing the Revolving Loans, subject to extension in accordance with the terms of the Loan Agreement.

The Loan Agreement provides for revolving credit borrowings by the Company in an amount up to the lesser of the Revolving Loan Commitment and a borrowing base amount equal to the sum of stated percentages of eligible accounts receivable and inventory, less reserves, computed on a weekly basis.

The obligations of the Company under the Loan Agreement are secured by a first-priority security interest in substantially all of the assets of the Company (including, without limitation, accounts receivable, equipment, inventory and other goods, intellectual property, contract rights and other general intangibles, cash, deposit accounts, equity interests in subsidiaries and joint ventures, investment property, documents and instruments, and proceeds of the foregoing).

The Loan Agreement contains affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of its business, and engage in transactions with affiliates. The Loan Agreement also contains financial covenants applicable to the Company and its subsidiaries, including a maximum monthly consolidated leverage ratio of 1.0 to 1.0 if excess availability is less than $1,000,000 of the borrowing base.

In June 2023, the Company incurred $94,000 of debt issuance costs, which were recorded within other non-current assets on the June 30, 2023 consolidated balance sheet.

Reverse Stock Split

On November 17, 2022, the Company's shareholders approved Articles of Amendment to the Company's Amended and Restated Articles of Incorporation (the "Articles of Amendment") to effect a reverse stock split at a ratio in the range of 1-for-2 to 1-for-5, with such ratio to be determined in the discretion of the Company's board of directors and with such reverse stock split to be effected at such time and date, if at all, as determined by the Company's board of directors in its sole discretion. Thereafter, the Company's Board of Directors set the split ratio in the reverse stock split at 1-for-5 and approved and authorized the filing of the Articles of Amendment to effect the reverse stock split with the Utah Department of Commerce, Division of Corporations and Commercial Code. The Articles of Amendment and reverse stock split became effective at 5:00 p.m. Eastern Standard Time on February 1, 2023. At the effective time, every five issued and outstanding shares of common stock were converted into one share of common stock, with any fractional shares resulting from the reverse stock split rounded up to the nearest whole share. The reverse stock split did not affect the Company's authorized shares of common stock or preferred stock, which remained at 100,000,000 and 50,000,000 shares, respectively. The par value of each share of common stock remained unchanged. Proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options, restricted stock and warrants outstanding at February 1, 2023, which resulted in a proportional decrease in the number of shares of the Company's common stock reserved for issuance upon exercise or vesting of such stock options, restricted stock and warrants, and, in the case of stock options and warrants, a proportional increase in the exercise price of all such stock options and warrants. Additionally, the reverse stock split had no impact on the number of shares of the Company's preferred stock issued and outstanding. However, the conversion price of the outstanding preferred stock increased and the number of shares of common stock issuable upon conversion of such preferred 'tock decreased in proportion to the 1-for-5 split ratio.

Unless noted, all common shares and per share amounts contained in the consolidated financial statements and management's discussion and analysis have been retroactively adjusted to reflect a one-for-five reverse stock split.

Cash and Cash Equivalents and Restricted Cash

Our cash and cash equivalents and restricted cash position decreased $148,000 to $553,000 as of June 30, 2023, compared to $701,000 as of June 30, 2022. Primary uses of cash in the year ended June 30, 2023, included $187,000 in purchases of property and equipment, $327,000 of principal payments on finance lease liability, and $5,000 principal payments on long-term debt. Primary sources of cash included $371,000 of net cash provided by operating activities.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, decreased approximately $1,694,000, or 31.3%, to $3,722,000 as of June 30, 2023, from $5,416,000 as of June 30, 2022. The decrease was driven primarily by a reduction in overall revenue and differences in the timing of collections around the end date of each respective quarter. Trade accounts receivable represents amounts due from our customers including dealers and distributors that purchase our products for redistribution, medical practitioners, clinics, hospitals, colleges, universities, and sports teams. We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical experience and relationships with our customers. Accounts receivable are generally collected within approximately 40 days of invoicing.

Inventories

Inventories, net of reserves, decreased $4,668,000, or 38.7%, to $7,403,000 as of June 30, 2023, compared to $12,071,000 as of June 30, 2022. The decrease was primarily due to steps taken to adjust inventory management in response to the impact of COVID-19 on the global supply chain and right-sizing incoming material purchases to match demand. We believe that our estimate of the allowance for inventory obsolescence is adequate based on our analysis of inventory, sales trends, and historical experience.

Accounts Payable

Accounts payable decreased approximately $1,639,000 or 26.6%, to $4,530,000 as of June 30, 2023, from $6,169,000 as of June 30, 2022. The decrease was driven primarily by a decrease in inventory purchases and timing of payments.

Debt

Long-term debt was $0 as of June 30, 2023, compared to $5,000 as of June 30, 2022.

Finance Lease Liability

Finance lease liability as of June 30, 2023 and 2022 totaled approximately $2,018,000 and $2,260,000, respectively. Our finance lease obligations consist primarily of our Utah building lease. In conjunction with the sale and leaseback of our Utah building in August 2014, we entered into a 15-year lease, classified as a finance lease, originally valued at $3,800,000. The building lease asset is amortized on a straight-line basis over 15 years at approximately $252,000 per year. Total accumulated amortization related to the leased building is approximately $2,246,000 and $1,994,000 at June 30, 2023 and 2022, respectively. The sale generated a profit of $2,300,000, which is being recognized straight-line over the life of the lease at approximately $150,000 per year as an offset to amortization expense. The balance of the deferred gain is $928,000 and $1,078,000 as of June 30, 2023 and 2022, respectively. Lease payments, currently approximately $32,000, are payable monthly and increase annually by approximately 2% per year over the life of the lease. Imputed interest for the years ended June 30, 2023 and 2022 was approximately $116,000 and $130,000, respectively. In addition to the Utah building, we lease certain equipment pursuant to arrangements which have been determined to be finance leases. As of June 30, 2023, future minimum gross lease payments required under the finance leases were as follows:

2024	$404,650
2025	412,342
2026	420,188
2027	428,200
2028	428,080
Thereafter	495,832
Total	$2,589,292

Operating Lease Liability

Operating lease liability as of June 30, 2023 and June 30, 2022 totaled approximately $3,630,000 and $1,574,000, respectively. Our operating lease liability consists primarily of building leases for office, manufacturing, and warehouse space. The increase was primarily due to the Company's decision to exercise its third option and extend its operating lease for an additional five years in New Jersey.

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

Stock Repurchase Plan

In 2011, our Board of Directors adopted a stock repurchase plan authorizing repurchases of shares in the open market, through block trades or otherwise. Decisions to repurchase shares under this plan are based upon market conditions, the level of our cash balances, general business opportunities, and other factors. The Board may periodically approve amounts for share repurchases under the plan. As of June 30, 2023, approximately $449,000 remained available under this authorization for purchases under the plan. No purchases have been made under this plan since 2011.

Critical Accounting Policies

This MD&A is based upon our Consolidated Financial Statements (see Part II, Item 8 below), which have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. We regularly review our estimates and assumptions. The SEC has requested that all registrants address their most critical accounting policies. The SEC has indicated that a "critical accounting policy" is one which is both important to the representation of the registrant's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We base our estimates on past experience and on various other assumptions our management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results will differ, and may differ materially from these estimates under different assumptions or conditions. Additionally, changes in accounting estimates could occur in the future from period to period. Our management has discussed the development and selection of our most critical financial estimates with the audit committee of our Board of Directors. The following paragraphs identify our most critical accounting policies:

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

• Customer demand;

• Historical sales;

• Forecast sales;

• Product obsolescence;

• Strategic marketing and production plans;

• Technological innovations; and

• Character of the inventory as a distributed item, finished manufactured item or raw material.

Any modifications to estimates of inventory valuation reserves are reflected in cost of goods sold within the statements of operations during the period in which such modifications are determined necessary by management. As of June 30, 2023 and 2022, our inventory valuation reserve balance, was approximately $496,000 and $379,000, respectively, and our inventory balance was $7,403,000 and $12,071,000, net of reserves, respectively.

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

Allowance for Doubtful Accounts

We must make estimates of the collectability of accounts receivable. In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $3,722,000 and $5,416,000, net of allowance for doubtful accounts of $131,000 and $248,000 as of June 30, 2023 and 2022, respectively.

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

Negative evidence:

● We have eleven years of losses out of the last twelve fiscal years as of June 30, 2023.

We place more weight on objectively verifiable evidence than on other types of evidence and management currently believes that available negative evidence outweighs the available positive evidence. We have therefore determined that we do not meet the “more likely than not” threshold that deferred tax assets will be realized. Accordingly, a valuation allowance is required. Any reversal of the valuation allowance in future periods will favorably impact our results of operations in the period of reversal. As of June 30, 2023 and June 30, 2022, we recorded a full valuation allowance against our net deferred income tax assets. As of June 30, 2023, the Company had federal and state operating loss carryforwards of $19.2 million and $8.7 million, respectively. The federal net operating loss carryforwards have carryforward periods that are indefinite or begin to expire in 2037. The state net operating loss carryforwards have carryforward periods that are indefinite or have various expirations.

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

We are confident that the steps we have taken will position the Company for success moving forward. In fiscal 2024, we are focused on executing our strategies as follows:

● Drive sales through enhancing our partnerships with key strategic accounts, demand generation, and continuing to deliver a superior customer experience;

● Increase our operating profitability through disciplined product portfolio management; and

● Pursue merger and acquisition opportunities in our core markets through pipeline management, disciplined valuation, and superior execution.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Dynatronics Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Dynatronics Corporation and subsidiaries (collectively, the Company) as of June 30, 2023 and 2022, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2023 and 2022, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Estimation of the Fair Value of Goodwill and Intangible Assets

As more fully described in Notes 1 and 4 to the consolidated financial statements, given the Company's historical operating loss, the Company evaluated its goodwill and intangible assets for impairment as of the Company's fiscal year-end.

Auditing the Company's annual impairment assessments was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting units for goodwill and the fair value of the intangible assets. In particular, the fair value estimates were sensitive to significant assumptions, such as changes in the revenue growth rate, customer retention rate, expected cash outflows, gross margins, and other factors, which are affected by expectations about future market or economic conditions.

Our testing of the Company's measurements of fair value included, among other procedures, evaluating the significant assumptions and operating data used to estimate fair value.

We have served as the Company's auditors since October 24, 2016.

/s/ Tanner LLC

Salt Lake City, Utah

September 28, 2023

DYNATRONICS CORPORATION

Consolidated Balance Sheets

As of June 30, 2023 and 2022

	2023	2022
Assets
Current assets:
Cash and cash equivalents	$398,797	$550,110
Restricted cash	154,073	151,207
Trade accounts receivable, less allowance for doubtful accounts of $131,403 and $248,224 as of June 30, 2023 and June 30, 2022, respectively	3,721,677	5,416,044
Other receivables	39,678	446,493
Inventories, net	7,403,194	12,071,292
Prepaid expenses	701,456	590,820

Total current assets	12,418,875	19,225,966

Property and equipment, net	2,448,282	2,911,420
Operating lease assets	3,631,780	1,565,530
Intangible assets, net	3,618,275	4,240,725
Goodwill	7,116,614	7,116,614
Other assets	829,049	373,740

Total assets	$30,062,875	$35,433,995

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$4,529,703	$6,168,961
Accrued payroll and benefits expense	877,781	1,359,624
Accrued expense	891,467	862,438
Warranty reserve	115,637	197,156
Current portion of long-term debt	-	5,362
Current portion of finance lease liability	286,522	321,085
Current portion of deferred gain	150,448	150,448
Current portion of operating lease liability	1,075,690	846,304
Other liabilities	13,744	23,967

Total current liabilities	7,940,992	9,935,345

Finance lease liability, net of current portion	1,731,868	1,938,531
Deferred gain, net of current portion	777,314	927,762
Operating lease liability, net of current portion	2,554,450	727,310
Other liabilities	201,725	206,489

Total liabilities	13,206,349	13,735,437

Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value: Authorized 50,000,000 shares; 3,351,000 shares issued and outstanding as of June 30, 2023 and June 30, 2022, respectively	7,980,788	7,980,788
Common stock, no par value: Authorized 100,000,000 shares; 4,044,984 shares and 3,639,663 shares issued and outstanding as of June 30, 2023 and June 30, 2022, respectively	34,355,315	33,533,003
Accumulated deficit	(25,479,577)	(19,815,233)

Total stockholders' equity	16,856,526	21,698,558

Total liabilities and stockholders' equity	$30,062,875	$35,433,995

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION

Consolidated Statements of Operations

For the Years Ended June 30, 2023 and 2022

	2023	2022
Net sales	$40,609,372	$44,338,490
Cost of sales	30,459,270	33,665,076
Gross profit	10,150,102	10,673,414

Selling, general, and administrative expenses	15,001,765	15,429,537
Operating loss	(4,851,663)	(4,756,123)

Other income (expense):
Interest expense, net	(118,307)	(147,987)
Other income (expense), net	(3,398)	910,995
Net other income (expense)	(121,705)	763,008

Loss before income taxes	(4,973,368)	(3,993,115)

Income tax benefit	-	-

Net loss	(4,973,368)	(3,993,115)

Preferred stock dividend, in common stock, issued or to be issued	(690,976)	(733,384)

Net loss attributable to common stockholders	$(5,664,344)	$(4,726,499)

Net loss per common share:
Basic and diluted	$(1.46)	$(1.32)

Weighted average shares outstanding:
Basic and diluted	3,870,670	3,570,655

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION

Consolidated Statements of Stockholders' Equity

For the Years Ended June 30, 2023 and 2022

						Total
	Common stock		Preferred stock		Accumulated	stockholders'
	Shares	Amount	Shares	Amount	deficit	equity
Balance at June 30, 2021	3,472,931	$32,621,471	3,351,000	$7,980,788	$(15,088,734)	$25,513,525
Stock-based compensation	23,323	178,148	-	-	-	178,148
Preferred stock dividend, in common stock, issued or to be issued	143,409	733,384	-	-	(733,384)	-
Net loss	-	-	-	-	(3,993,115)	(3,993,115)
Balance at June 30, 2022	3,639,663	33,533,003	3,351,000	7,980,788	(19,815,233)	21,698,558
Adjustment for fractional shares	7,224	-	-	-	-	-
Stock-based compensation	33,732	131,336	-	-	-	131,336
Preferred stock dividend, in common stock, issued or to be issued	364,365	690,976	-	-	(690,976)	-
Net loss	-	-	-	-	(4,973,368)	(4,973,368)
Balance at June 30, 2023	4,044,984	$34,355,315	3,351,000	$7,980,788	$(25,479,577)	$16,856,526

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2023 and 2022

	2023	2022
Cash flows from operating activities:
Net loss	$(4,973,368)	$(3,993,115)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	726,386	733,646
Amortization of intangible assets	622,450	688,150
Amortization of other assets	-	13,184
Loss on sale of property and equipment	-	24,163
Stock-based compensation	131,336	178,148
Change in allowance for doubtful accounts receivable	(116,821)	(150,663)
Change in allowance for inventory obsolescence	116,725	(247,771)
Amortization of deferred gain on sale/leaseback	(150,448)	(150,448)
Change in operating assets and liabilities:
Trade accounts receivable	1,811,188	377,635
Inventories	4,551,373	(5,325,594)
Prepaid expenses and other receivables	296,179	1,445,798
Other assets	(455,308)	16,992
Accounts payable, accrued expenses, and other current liabilities	(2,188,578)	1,505,450

Net cash provided by (used in) operating activities	371,114	(4,884,425)

Cash flows from investing activities:
Purchase of property and equipment	(186,854)	(317,811)

Net cash used in investing activities	(186,854)	(317,811)

Cash flows from financing activities:
Principal payments on long-term debt	(5,362)	(13,448)
Principal payments on finance lease liability	(327,345)	(336,643)

Net cash used in financing activities	(332,707)	(350,091)

Net change in cash and cash equivalents and restricted cash	(148,447)	(5,552,327)

Cash and cash equivalents and restricted cash at beginning of the period	701,317	6,253,644

Cash and cash equivalents and restricted cash at end of the period	$552,870	$701,317

Supplemental disclosure of cash flow information:
Cash paid for interest	$244,421	$148,004
Supplemental disclosure of non-cash investing and financing activities
Preferred stock dividend, in common stock, issued or to be issued	$690,976	$733,384
Inventory reclassified to loaner equipment	-	28,168
Operating lease right-of-use assets obtained in exchange for lease obligations	2,973,474	-
Finance lease right-of-use assets obtained in exchange for lease obligations	86,119	-

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION

Notes to Consolidated Financial Statements

June 30, 2023 and 2022

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Dynatronics Corporation ("Company," "Dynatronics") is a leading medical device company committed to providing high-quality products designed to accelerate optimal health. The Company designs, manufactures, and sells a broad range of products for clinical use in physical therapy, rehabilitation, orthopedics, pain management, and athletic training. Through its distribution channels, Dynatronics markets and sells to orthopedists, physical therapists, chiropractors, athletic trainers, sports medicine practitioners, clinics, and hospitals.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include all highly liquid investments with maturities of three months or less at the date of purchase. Also included within cash and cash equivalents are deposits in-transit from banks for payments related to third-party credit card and debit card transactions. Cash and cash equivalents totaled approximately $399,000 and $550,000 as of June 30, 2023 and 2022, respectively. Restricted cash totaled approximately $154,000 and $151,000 as of June 30, 2023 and 2022, respectively, and primarily consisted of a certificate of deposit.

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

Finance and operating lease ROU assets and liabilities are recorded at commencement at the present value of future minimum lease payments over the expected lease term. As the implicit discount rate for the present value calculation is not determinable in most of the Company's leases, management uses the Company's incremental borrowing rate based on the information available at commencement of the lease. The expected lease terms include options to extend the lease when it is reasonably certain the Company will exercise such options. Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term. Leases with an expected term of 12 months or less are not accounted for on the balance sheet and the related lease expense is recognized on a straight-line basis over the expected lease term.

The Company has operating and finance leases for various administrative, manufacturing, and distribution facilities and equipment. Most of the Company's leases include one or more options to renew and extend the lease term two years to five years. The exercise of lease renewal options is typically at the Company's sole discretion, however, as a material economic incentive to exercise the option exists, the majority of renewals to extend the lease terms are included in the ROU assets and lease liabilities as they are reasonably certain of exercise. The Company's lease agreements do not contain any material non-lease components, residual value guarantees, or material restrictive covenants.

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

Product Warranty Costs

The Company provides a warranty on all products it manufactures for time periods ranging in length from 90 days to fifteen years from the date of sale. Costs estimated to be incurred in connection with the Company's product warranty programs are charged to expense as products are sold based on historical warranty rates. The Company maintains a reserve for estimated product warranty costs to be incurred related to products previously sold.

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

Weighted average outstanding options, warrants and convertible preferred stock for common shares not included in the computation of diluted net loss per common share because they were anti-dilutive, totaled 978,201 and 1,562,900 for the years ended June 30, 2023 and 2022, respectively.

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

Reverse Stock Split

On November 17, 2022, the Company's shareholders approved Articles of Amendment to the Company's Amended and Restated Articles of Incorporation (the "Articles of Amendment") to effect a reverse stock split at a ratio in the range of 1-for-2 to 1-for-5, with such ratio to be determined in the discretion of the Company's board of directors and with such reverse stock split to be effected at such time and date, if at all, as determined by the Company's board of directors in its sole discretion. Thereafter, the Company's Board of Directors set the split ratio in the reverse stock split at 1-for-5 and approved and authorized the filing of the Articles of Amendment to effect the reverse stock split with the Utah Department of Commerce, Division of Corporations and Commercial Code. The Articles of Amendment and reverse stock split became effective at 5:00 p.m. Eastern Standard Time on February 1, 2023. At the effective time, every five issued and outstanding shares of common stock were converted into one share of common stock, with any fractional shares resulting from the reverse stock split rounded up to the nearest whole share. The reverse stock split did not affect the Company's authorized shares of common stock or preferred stock, which remained at 100,000,000 and 50,000,000 shares, respectively. The par value of each share of common stock remained unchanged. Proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options, restricted stock and warrants outstanding at February 1, 2023, which resulted in a proportional decrease in the number of shares of the Company's common stock reserved for issuance upon exercise or vesting of such stock options, restricted stock and warrants, and, in the case of stock options and warrants, a proportional increase in the exercise price of all such stock options and warrants. Additionally, the reverse stock split had no impact on the number of shares of the Company's preferred stock issued and outstanding. However, the conversion price of the outstanding preferred stock increased and the number of shares of common stock issuable upon conversion of such preferred stock decreased in proportion to the 1-for-5 split ratio. Unless noted, all common shares and per share amounts contained in the consolidated financial statements have been retroactively adjusted to reflect a one-for-five reverse stock split.

Employee Retention Credit

The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") provided an employee retention credit which was a refundable tax credit against certain employment taxes. The Consolidated Appropriations Act extended and expanded the availability of the employee retention credit through June 30, 2021. Subsequently, the American Rescue Plan Act of 2021 extended the availability of the employee retention credit through December 31, 2021. This new legislation amended the employee retention credit to be equal to 70% of qualified wages paid to employees after December 31, 2020, and before January 1, 2022. During calendar year 2021, a maximum of $10,000 in qualified wages for each employee per qualifying calendar quarter may be counted in determining the 70% credit. Therefore, the maximum tax credit that can be claimed by an eligible employer is $7,000 per employee per qualifying calendar quarter of 2021. The Company qualifies for the employee retention credit for quarters that experience a significant decline in gross receipts, defined as quarterly gross receipts that are less than 80 percent of its gross receipts for the same calendar quarter in 2019. The Infrastructure Investment and Jobs Act retroactively ended the employee retention credit as of September 30, 2021. The Company qualified for the credit beginning on January 1, 2021 and received credits for qualified wages through September 30, 2021. During the year ended June 30, 2022, the Company recorded an employee retention credit totaling $1,143,000, of which, $97,000, $103,000, and $943,000 was recorded within cost of sales, selling, general, and administrative, and other income, respectively, on the Company's consolidated statements of operations.

Other Receivables

Other receivables consist of amounts due from the U.S. federal government for the employee retention credit and amounts due from our contract manufacturer for raw materials components provided for use in the production of our products. Payments are due from our contract manufacturer based on the usage of raw material components. As of June 30, 2022, other receivables included $446,000 due from our contract manufacturer. Due to new information received, we identified $430,000 due from our contract manufacturer that would not be received within the year, and, therefore, reclassified this amount within other assets on the June 30, 2023 consolidated balance sheet.

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

As of June 30, 2023 and 2022, the Company had approximately $246,000 and $455,000, respectively, in cash and cash equivalents in excess of federally insured limits. The Company has not experienced any losses in such accounts. Certain of the Company's employees are covered by a collective bargaining agreement. As of June 30, 2023, approximately 39% of the Company's employees were covered by a collective bargaining agreement scheduled to expire in 2025.

For the year ended June 30, 2023, the Company had two customers that represented 12.1% and 11.3% of net accounts receivable.

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

Recent Accounting Pronouncement

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which is intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. The guidance allows for either full retrospective adoption or modified retrospective adoption. The guidance is effective for the Company in the first quarter of fiscal year 2025 and early adoption is permitted. The Company is evaluating the impact adoption of this guidance will have on its consolidated financial statements.

The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 2. Inventories

Inventories consist of the following as of June 30:

	2023	2022
Raw materials	$4,693,634	$6,536,951
Work in process	66,359	313,549
Finished goods	3,139,131	5,599,997
Inventory reserve	(495,930)	(379,205)
	$7,403,194	$12,071,292

Included in cost of goods sold for the years ended June 30, 2023 and 2022, are inventory write-offs of approximately $254,000 and $155,000, respectively. The write-offs reflect inventories related to discontinued product lines, excess repair parts, product rejected for quality standards, and other non-performing inventories.

Note 3. Property and Equipment

Property and equipment consist of the following as of June 30:

	2023	2022
Buildings	$3,958,046	$3,917,972
Machinery and equipment	2,007,286	1,970,607
Office equipment	417,746	288,041
Computer equipment	826,126	759,611
	7,209,204	6,936,231
Less accumulated depreciation and amortization	(4,760,922)	(4,024,811)
	$2,448,282	$2,911,420

Depreciation expense for the years ended June 30, 2023 and 2022 was $421,514 and $393,756, respectively.

Included in the above caption, "Buildings" as of June 30, 2023 and 2022 is a building lease that is accounted for as a finance lease asset (see Notes 6 and 7) with a gross value of $3,800,000.

Note 4. Intangible Assets

Identifiable intangible assets, other than goodwill, consisted of the following as of and for the years ended June 30, 2023 and 2022:

		Non-
	Trade name -	compete	Customer
	indefinite life	covenant	relationships	Total
Gross carrying amount
June 30, 2021	$1,084,000	$438,000	$6,183,000	$7,705,000
Additions	-	-	-	-
Disposals	-	-	-	-
June 30, 2022	$1,084,000	$438,000	$6,183,000	$7,705,000

Accumulated Amortization
June 30, 2021	$-	$364,000	$2,412,125	$2,776,125
Additions	-	69,850	618,300	688,150
Disposals	-	-	-	-
June 30, 2022	-	433,850	3,030,425	3,464,275
Net book value at June 30, 2022	$1,084,000	$4,150	$3,152,575	$4,240,725

		Non-
	Trade name -	compete	Customer
	indefinite life	covenant	relationships	Total
Gross carrying amount
June 30, 2022	$1,084,000	$438,000	$6,183,000	$7,705,000
Additions	-	-	-	-
Disposals	-	-	-	-
June 30, 2023	$1,084,000	$438,000	$6,183,000	$7,705,000

Accumulated Amortization
June 30, 2022	$-	$433,850	$3,030,425	$3,464,275
Additions	-	4,150	618,300	622,450
Disposals	-	-	-	-
June 30, 2023	-	438,000	3,648,725	4,086,725
Net book value at June 30, 2023	$1,084,000	$-	$2,534,275	$3,618,275

Amortization expense associated with the intangible assets was $622,450 and $688,150 for the fiscal years ended June 30, 2023 and 2022, respectively. Estimated future amortization expense for the identifiable intangible assets is expected to be as follows for the years ending June 30:

2024	$618,300
2025	618,300
2026	618,300
2027	571,550
2028	107,825
Total	$2,534,275

Note 5. Long-Term Debt

As of June 30, 2023 and 2022, long-term debt was $0 and $5,362, respectively. Long-term debt was paid off during the fiscal year ended June 30, 2023 and reached maturity in February 2023.

Note 6. Leases

Leases recorded on the balance sheets consist of the following:

		June 30,	June 30,
		2023	2022
Lease Assets	Classification on the Balance Sheet
Operating lease assets	Operating lease assets, net	$3,631,780	$1,565,530
Finance lease assets	Property and equipment, net	1,633,450	1,860,016

Lease Liabilities
Current
Operating	Current portion of operating lease liability	$1,075,690	$846,304
Finance	Current portion of finance lease liability	286,522	321,085
Noncurrent
Operating	Operating lease liability, net of current portion	$2,554,450	$727,310
Finance	Finance lease liability, net of current portion	1,731,868	1,938,531

Other information related to lease term and discount rate is as follows:

	June 30,	June 30,
	2023	2022
Weighted Average Remaining Lease Term
Operating leases	4.0 years	2.0 years
Finance leases	6.1 years	7.0 years
Weighted Average Discount Rate
Operating leases	8.5%	4.6%
Finance leases	5.6%	5.6%

The components of lease expense are as follows:

		Year Ended June 30, 2023	Year Ended June 30, 2022
Operating lease cost	Classification on the Statement of Operations
Operating lease cost	Cost of sales	$418,306	$282,060
Operating lease cost	Selling, general, and administrative expenses	660,052	718,406
Short term lease cost	Selling, general, and administrative expenses	-	4,655

Finance lease cost
Amortization of finance lease assets	Cost of sales	141,287	142,680
Amortization of finance lease assets	Selling, general, and administrative expenses	169,444	189,204
Interest on finance lease liabilities	Interest expense, net	119,639	133,510
Total lease cost		$1,508,728	$1,470,515

Future minimum lease payments as of June 30, 2023, are summarized as follows:

	Operating	Finance
	Leases	Leases
Year ending June 30
2024	$1,323,600	$404,650
2025	938,072	412,342
2026	752,833	420,188
2027	767,890	428,200
2028	584,513	428,080
Thereafter	-	495,832
Total future minimum lease payments	4,366,908	2,589,292
Less imputed interest	736,768	570,902
Total present value of lease liabilities	$3,630,140	$2,018,390

The Company has exercised the option to extend the term of the New Jersey facility operating lease by five years through March 31, 2028 and the Minnesota facility operating lease by two years through October 2024. The annual minimum lease payments for the New Jersey and Minnesota facilities are approximately $478,000 and $600,000, respectively.

The Company leases office, manufacturing and warehouse facilities in Northvale, New Jersey, and Eagan, Minnesota from employees, shareholders, and entities controlled by shareholders, who were previously principals of businesses acquired by the Company. The combined expenses associated with these related-party transactions totaled $1,078,685 and $995,811 for the years ended June 30, 2023 and 2022, respectively.

Note 7. Deferred Gain

On August 8, 2014, the Company sold the property that houses its operations in Utah and leased back the premises for a term of 15 years. The sale price was $3,800,000.

The sale of the building resulted in a $2,269,255 gain, which is recorded in the consolidated balance sheets as deferred gain that is being recognized as an offset to amortization in selling, general and administrative expenses over the 15 year life of the lease on a straight-line basis. The balance of the deferred gain was as follows as of June 30:

	2023	2022
Balance of deferred gain	$927,762	$1,078,210
Less current portion	(150,448)	(150,448)
Deferred gain, net of current portion	$777,314	$927,762

Note 8. Income Taxes

As of June 30, 2023 and June 30, 2022 there was no U.S. federal, state, or local income tax benefit.

The components of the Company's income tax benefit are as follows for the years ended June 30:

	2023	2022
Expected tax benefit	$1,044,407	$838,554
State taxes, net of federal tax benefit	156,392	125,854
Valuation allowance	(1,173,848)	(939,878)
Incentive stock options	(22,330)	(23,551)
Other, net	(4,621)	(978)
	$-	$-

The Company's deferred income tax assets and (liabilities) related to the tax effects of temporary differences are as follows as of June 30:

	2023	2022
Net deferred income tax assets (liabilities):
Inventory capitalization for income tax purposes	$43,155	$72,773
Inventory reserve	120,153	91,016
Accrued employee benefit reserve	43,088	60,773
Warranty reserve	28,016	47,321
Accrued bonus and deferred payroll tax	-	136,384
Interest expense limitation	233,416	203,342
Allowance for doubtful accounts and other	85,351	114,130
Property and equipment, principally due to differences in depreciation	27,883	(34,830)
Research and development credit carryover	574,022	467,701
Deferred gain on sale lease-back	224,777	258,790
Operating loss carry forwards	4,719,831	3,585,760
Valuation allowance	(6,104,053)	(5,003,159)
Capitalized research and development	4,361	-
Total deferred income tax assets (liabilities)	$-	$-

Quarterly, the Company assesses the likelihood by jurisdiction that its net deferred income tax assets will be recovered. Based on the weight of all available evidence, both positive and negative, the Company records a valuation allowance against deferred income tax assets when it is more-likely-than-not that a future tax benefit will not be realized. When there is a change in judgment concerning the recovery of deferred income tax assets in future periods, a valuation allowance is recorded into earnings during the quarter in which the change in judgment occurred. As of June 30, 2023 and 2022, the Company has established a full valuation allowance.

As of June 30, 2023, the Company had federal and state operating loss carryforwards of $19.2 million and $8.7 million, respectively. The federal net operating loss carryforwards have carryforward periods that are indefinite or begin to expire in 2037. The state net operating loss carryforwards have carryforward periods that are indefinite or have various expirations. The Company has no uncertain tax positions as of June 30, 2023.

Note 9. Major Customers

During the fiscal year ended June 30, 2023, more than 10% of the Company's total net sales were generated from the following customers:

2023
Customer A	$4,698,525
Customer B	4,226,709

During the fiscal year ended June 30, 2022, no sales to any single customer exceeded 10% of total net sales.

Note 10. Common Stock and Common Stock Equivalents

The Company is a party to an equity distribution agreement (as amended, the “Equity Distribution Agreement”) originally with Canaccord Genuity LLC and Roth Capital Partners LLC (the “Agents”), pursuant to which the Company may offer and sell up to $3,875,150 of its common stock in one or more “at the market offerings” through the Agents under our Registration Statement on Form S-3 (File No. 333-256280), which was declared effective by the SEC on July 1, 2021 (the “2021 Registration Statement”), subject to applicable limitations on the aggregate market value of securities that may be sold during any 12 calendar month period imposed by Form S-3 on registrants having an aggregate market value of securities of less than $75 million. Under the terms of the Equity Distribution Agreement, the Company has agreed to pay the Agent(s) participating in an applicable offering a fixed commission rate equal to 3.0% of the gross sale price per share of common stock sold in such offering. On April 7, 2023, the Company filed a prospectus supplement to the base prospectus included in the 2021 Registration Statement for the sale of up to $2,671,513 of its common stock pursuant to the terms of the Equity Distribution Agreement (the “ATM”). As of the date hereof, the Company has not commenced any sales under the ATM.

The Company maintains an equity incentive plan for the benefit of employees. On December 3, 2018, the shareholders approved the 2018 equity incentive plan ("2018 Equity Plan"), setting aside 120,000 shares of common stock. On December 10, 2020, the shareholders approved a new 2020 equity incentive plan ("2020 Equity Plan"), setting aside 200,000 shares of common stock. Shares remaining available under the 2018 Equity Plan are eligible for use under the 2020 Equity Plan. Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other share-based awards may be granted under the plans including performance-based awards. As of June 30, 2023, 198,084 shares of common stock (including shares previously available under the 2018 Equity Plan) remained authorized and reserved for issuance, but were not granted under the terms of the 2020 Equity Plan.

For the year ended June 30, 2023, the Company granted 10,000 shares of restricted common stock to directors in connection with compensation arrangements and 26,048 shares to employees. For the year ended June 30, 2022, the Company granted 12,000 shares of restricted common stock to directors in connection with compensation arrangements and 12,001 shares to employees.

The Company had not granted any options for the purchase of shares of common stock under its equity incentive plans during fiscal years 2023 and 2022, respectively.

No options were granted during fiscal year 2023 and 2022. The following table summarizes the Company's stock option activity during the reported fiscal years:

	2023						2022
	Number of shares		Weighted average exercise price			Weighted average remaining contractual term	Number of shares		Weighted average exercise price
Options outstanding at beginning of the year	28,000	$			7.80	4.75 years	28,000	$			7.80
Options granted	-				n/a		-				n/a
Options canceled or expired	-				n/a		-				n/a

Options outstanding at end of the year	28,000	$			7.80	3.75 years	28,000	$			7.80

Options exercisable at end of the year	22,250	$			8.26		15,500	$			9.00

Range of exercise prices at end of the year			$4.65	-	13.50				$4.65	-	13.50

The Company recognized $131,336 and $178,148 in stock-based compensation for the years ended June 30, 2023 and 2022, respectively, which is included in selling, general, and administrative expenses in the consolidated statements of operations. The stock-based compensation includes amounts for both restricted stock and stock options.

As of June 30, 2023, there was $41,808 of unrecognized stock-based compensation cost that is expected to be expensed over the next two years.

No options were exercised during fiscal years 2023 and 2022. The aggregate intrinsic value of the outstanding options as of both June 30, 2023 and 2022 was $0.

Note 11. Convertible Preferred Stock and Common Stock Warrants

As of June 30, 2023, the Company had issued and outstanding a total of 1,992,000 shares of Series A 8% Convertible Preferred Stock ("Series A Preferred") and 1,359,000 shares of Series B Convertible Preferred Stock ("Series B Preferred"). The Series A Preferred and Series B Preferred are convertible into a total of 670,200 shares of common stock. Dividends payable on these preferred shares accrue at the rate of 8% per year and are payable quarterly in stock or cash at the option of the Company. The Company generally pays the dividends on the preferred stock by issuing shares of our common stock. The formula for paying these dividends using common stock in lieu of cash can change the effective yield on the dividend to more or less than 8% depending on the market price of the common stock at the time of issuance. Certain redemption rights are attached to the Series A Preferred and Series B Preferred, but none of the redemption rights for cash are deemed outside the control of the Company. The redemption rights deemed outside the control of the Company require common stock payments or an increase in the dividend rate. The Series A Preferred and Series B Preferred includes a liquidation preference under which investors would receive cash equal to the stated value of their stock plus unpaid dividends. A forced conversion can be initiated based on a formula related to share price and trading volumes.

As of June 30, 2023, the Company had issued and outstanding a total of 273,935 warrants to purchase one share of Common Stock, exercisable at $13.75 per share for cash only. The warrants are exercisable for 72 months from the date of issuance and carry a put feature in the event of a change in control. The put right is not subject to derivative accounting as all equity holders are treated the same in the event of a change in control. During the year ended June 30, 2023 a total of 584,701 warrants expired.

In connection with each of the issuances of the Series A Preferred, the Series B Preferred and the Series C Preferred, the Company recorded a deemed dividend related to a beneficial conversion feature, which reflects the difference between the underlying common share value of the Series A Preferred, the Series B Preferred, and the Series C Preferred shares as if converted, based on the closing price of the Company's common stock on the date of the applicable transaction, less an amount of the purchase price assigned to the Series A Preferred, the Series B Preferred or the Series C Preferred, as applicable, in an allocation of purchase price between the preferred shares and common stock purchase warrants that were issued with the Series A Preferred, the Series B Preferred and the Series C Preferred.

The Company chose to pay preferred stock dividends by issuing common shares valued at $690,976 in fiscal year 2023 and $733,384 in fiscal year 2022. At June 30, 2023, there was $172,399 in accrued dividends payable for the quarter ended June 30, 2023, which were paid by issuing 229,773 shares of common stock in July 2023.

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

	Shares	Shares	Liquidation Value/
	Designated	Outstanding	Preference
Series A Preferred	2,000,000	1,992,000	$4,980,000
Series B Preferred	1,800,000	1,359,000	3,397,500

Note 12. Employee Benefit Plan

The Company has deferred savings plans which qualify under Internal Revenue Code Section 401(k). The plans covers all employees of Dynatronics Corporation who are age 21 or older. For fiscal year 2023 and 2022, the Company made matching contributions of 50% of the first 6% of each employee's contribution up to a maximum of $3,000, with a four-year vesting schedule. Contributions to the plan for fiscal years 2023 and 2022 were $241,139 and $188,334, respectively. Matching contributions for future years are at the discretion of the Board of Directors.

Note 13. Liquidity and Capital Resources

As of June 30, 2023, the Company had $398,797 in cash and cash equivalents, compared to $550,110 as of June 30, 2022. The Company believes that its existing revenue stream, cash flows from consolidated operations, and current capital resources provide sufficient liquidity to fund operations through at least September 30, 2024.

The Company is a party to an equity distribution agreement (as amended, the "Equity Distribution Agreement") with Canaccord Genuity LLC and Roth Capital Partners LLC (the "Agents"), pursuant to which the Company may offer and sell up to $3,875,150 of common stock in one or more "at the market offerings" through the Agents under our Registration Statement on Form S-3 (File No. 333-256280), which was declared effective by the SEC on July 1, 2021 (the "2021 Registration Statement"), subject to applicable limitations on the aggregate market value of securities that may be sold during any 12 calendar month period imposed by Form S-3 on registrants having an aggregate market value of securities of less than $75 million. Under the terms of the Equity Distribution Agreement, the Company agreed to pay the Agents a fixed commission rate equal to 3.0% of the gross sale price per share of common stock sold. On April 7, 2023, the Company filed a prospectus supplement to the base prospectus included in the 2021 Registration Statement for the sale of up to $2,671,513 of common stock pursuant to the terms of the Equity Distribution Agreement (the "ATM"). As of the date hereof, the Company had not commenced any sales under the ATM.

To fully execute on its business strategy of acquiring other entities, the Company will need to raise additional capital. Absent additional financing, the Company may have to curtail its current acquisition strategy.

As discussed in Note 15, on August 1, 2023, the Company entered into a Loan and Security Agreement which is expected to provide additional operating capital to the Company.

Note 14. Revenue

As of June 30, 2023 and June 30, 2022, the rebate liability was $191,459 and $217,158, respectively. The rebate liability is included in accrued expenses in the accompanying consolidated balance sheets. As of June 30, 2023 and June 30, 2022, the allowance for sales discounts was $13,589 and $17,632, respectively. The allowance for sales discounts is included in trade accounts receivable, less allowance for doubtful accounts in the accompanying consolidated balance sheets.

The following table disaggregates revenue by major product category:

	Year Ended June 30,
	2023	2022
Physical Therapy and Rehabilitation Products	$22,056,592	$23,196,669
Orthopedic Soft Bracing Products	18,450,062	21,033,599
Other	102,718	108,222
	$40,609,372	$44,338,490

Note 15. Subsequent Events

Line of Credit

On August 1, 2023, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Gibraltar Business Capital, LLC ("Lender"), to provide asset-based financing to the Company to be used for operating capital. Amounts available under the Loan Agreement (the "Revolving Loans") will be subject to a borrowing base calculation of up to a maximum availability of $7,500,000 (the "Revolving Loan Commitment") and will bear interest at SOFR plus 5.00%. The Company paid a closing fee of 1.00% of the Revolving Loan Commitment and the line is subject to a monthly unused line fee in an annualized amount equal to 0.50% on the difference between the Revolving Loan Commitment and the average outstanding principal balance of the Revolving Loans for such month. The maturity date is three years from the date of the promissory note evidencing the Revolving Loans, subject to extension in accordance with the terms of the Loan Agreement.

The Loan Agreement provides for revolving credit borrowings by the Company in an amount up to the lesser of the Revolving Loan Commitment and a borrowing base amount equal to the sum of stated percentages of eligible accounts receivable and inventory, less reserves, computed on a weekly basis.

The obligations of the Company under the Loan Agreement are secured by a first-priority security interest in substantially all of the assets of the Company (including, without limitation, accounts receivable, equipment, inventory and other goods, intellectual property, contract rights and other general intangibles, cash, deposit accounts, equity interests in subsidiaries and joint ventures, investment property, documents and instruments, and proceeds of the foregoing).

The Loan Agreement contains affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of its business, and engage in transactions with affiliates. The Loan Agreement also contains financial covenants applicable to the Company and its subsidiaries, including a maximum monthly consolidated leverage ratio of 1.0 to 1.0 if excess availability is less than $1,000,000 of the borrowing base.

In June 2023, the Company incurred $94,000 of debt issuance costs, which were recorded within other non-current assets on the June 30, 2023 consolidated balance sheet.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2023, our disclosure controls and procedures were effective, at a reasonable assurance level, to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2023. In making this assessment, management used the criteria that have been set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting as of June 30, 2023 is effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b) Exhibit Listing.

An index of exhibits incorporated by reference or filed with this Annual Report on Form 10-K is provided below.

Exhibit Number	Description of Exhibit	Filing Reference
3.1	Amended and Restated Articles of Incorporation of Dynatronics Corporation	Exhibit 3.1 to Registration Statement on Form S-3 filed January 27, 2017
3.2	Certificate Designating the Preferences, Rights, and Limitations of the Series A 8% Convertible Preferred Stock of the Registrant (Corrected)	Exhibit 3.1 to Current Report on Form 8-K, (File No. 000-12697) filed July 1, 2015
3.3	Certificate Designations, Preferences and Rights of the Series B Convertible Preferred Stock of Dynatronics Corporation	Exhibit 3.1 to Current Report on Form 8-K filed April 4, 2017
3.4	Articles of Amendment to Amended and Restated Articles of Incorporation of Dynatronics Corporation	Exhibit 3.1 to Current Report on Form 8-K filed February 1, 2023
3.5	Amended and Restated Bylaws of Dynatronics Corporation	Exhibit 3.2 to Current Report on Form 8-K filed July 22, 2015
4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Current Report on Form 8-K filed February 1, 2023
4.2	Specimen Series A 8% Convertible Preferred Stock Certificate	Exhibit 4.2 on Registration Statement on Form S-3 (file no. 333-205934) filed July 29, 2015
4.3	Specimen Series B Convertible Preferred Stock Certificate	Exhibit 4.2 on Registration Statement on Form S-3 (file no. 333-217322) filed April 14, 2017
4.4	Form of Common Stock Purchase Warrant (A Warrant) 2015 A Warrant	Exhibit 4.1 to Current Report on Form 8-K (file no. 000-12697) filed July 1, 2015
4.5	Form of Common Stock Purchase Warrant (B Warrant) 2015 B Warrant	Exhibit 4.2 to Current Report on Form 8-K (file no. 000-12697) filed July 1, 2015
4.6	Form of Common Stock Purchase Warrant 2017	Exhibit 4.2 to Current Report on Form 8-K (file no. 000-12697) filed March 22, 2017
4.7	Form of Common Stock Purchase Warrant (September 2017)	Exhibit 4.1 to Current Report on Form 8-K (file no. 000-12697) filed September 27, 2017
4.8	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934	Filed herewith
10.1	Dynatronics Corporation 2015 Equity Incentive Award Plan and Forms of Statutory and Non-Statutory Stock Option Awards	Exhibit 4.1 to Registration Statement on Form S-8, effective September 3, 2015
10.2	Dynatronics Corporation 2018 Equity Incentive Plan	Appendix A to Definitive Proxy Statement on Schedule 14A filed October 10, 2018
10.3	Employment Agreement with John A. Krier, dated July 7, 2020	Exhibit 10.15 on Form 10-K filed September 24, 2020
10.4	Master Supply Agreement between Dynatronics Corporation and Ascentron, Inc., effective March 1, 2020	Exhibit 10.3 on Form 10-Q filed May 14, 2020
10.5	Equity Distribution Agreement, dated as of March 12, 2020, by and among Dynatronics Corporation, Canaccord Genuity LLC and Roth Capital Partners, LLC	Exhibit 1.1 to Current Report on Form 8-K filed March 13, 2020
10.6	Amendment 1 to Equity Distribution Agreement, dated as of September 27, 2021, by and among Dynatronics Corporation, Canaccord Genuity LLC and Roth Capital Partners, LLC	Filed herewith
10.7	Master Service Agreement with Milestone Medical Outsourcing, LLC, effective July 8, 2020	Exhibit 10.16 to Form 10-K filed September 24, 2020
10.8	Dynatronics Corporation 2020 Equity Incentive Plan	Appendix A to Definitive Proxy Statement on Schedule 14A filed October 27, 2020
10.9	Milestone Medical Master Service Agreement 90-day Termination	Exhibit 10.1 on Form 10-Q filed November 12, 2021
10.10	Employment Offer Letter with Brian D. Baker, effective January 17, 2022	Exhibit 10.1 to Current Report on Form 8-K filed January 19, 2022
10.11	Lease Agreement, dated as of October 2, 2017, by and between Dynatronics Corporation and Trapp Road Limited Liability Company	Exhibit 10.2 to Current Report on Form 8-K filed October 6, 2017
10.12	Lease Agreement, dated as of March 1, 2017, between Hausmann Industries, Inc. and Hausmann Enterprises, LLC	Exhibit 10.1 to Form 10-Q filed May 11, 2023
10.13	Amendment to Lease Agreement dated as of January 2018 between Hausmann Industries, Inc. and Hausmann Enterprises, LLC	Exhibit 10.1 to Form 10-Q filed May 11, 2023
10.14	Second Amendment to Lease Agreement dated effective as of April 1, 2023 between Hausmann Industries, Inc. and Hausmann Enterprises, LLC	Exhibit 10.1 to Current Report on Form 8-K filed April 6, 2023
10.15	Third Amendment to Lease Agreement dated as of September 18, 2023, but made effective as of July 1, 2023 between Hausmann Industries, Inc. and Hausmann Enterprises, LLC	Filed herewith
10.16	Loan and Security Agreement, dated as of August 1, 2023, by and among Dynatronics Corporation, Hausmann Enterprises LLC, Bird & Cronin LLC, Dynatronics Distribution Company, LLC and Gibraltar Business Capital, LLC	Exhibit 10.1 to Current Report on Form 8-K filed August 4, 2023
21	Subsidiaries of the registrant	Filed herewith
23.1	Consent of Tanner LLC	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit Number	Description of Exhibit	Filing Reference
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2022	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2022	Filed herewith
101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Date File because its XBRL tags are embedded with the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

DYNATRONICS CORPORATION

Date: September 28, 2023	By: /s/ John A. Krier
John A. Krier
Chief Executive Officer, and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer,
and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 28, 2023	By: /s/ John A. Krier
John A. Krier
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