Form 10-Q
period 2023-09-30
DYNATRONICS CORP
filed 2023-11-13
CIK 720875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation ST (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of November 6, 2023, there were 4,530,837 shares of the issuer's common stock outstanding.

DYNATRONICS CORPORATION
FORM 10Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DYNATRONICS CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2023	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$432,689	$398,797
Restricted cash	154,073	154,073
Trade accounts receivable, less allowance for doubtful accounts of $136,019 and $131,403 as of September 30, 2023 and June 30, 2023, respectively	4,259,815	3,721,677
Other receivables	215,636	39,678
Inventories, net	6,838,485	7,403,194
Prepaid expenses	1,323,806	701,456

Total current assets	13,224,504	12,418,875

Property and equipment, net	2,317,133	2,448,282
Operating lease assets	3,401,800	3,631,780
Intangible assets, net	3,463,700	3,618,275
Goodwill	7,116,614	7,116,614
Other assets	823,418	829,049

Total assets	$30,347,169	$30,062,875

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$3,872,780	$4,529,703
Accrued payroll and benefits expense	488,295	877,781
Accrued expense	1,067,471	891,467
Warranty reserve	115,637	115,637
Line of credit	1,803,906	-
Current portion of finance lease liability	290,555	286,522
Current portion of deferred gain	150,448	150,448
Current portion of operating lease liability	1,100,653	1,075,690
Other liabilities	13,746	13,744

Total current liabilities	8,903,491	7,940,992

Finance lease liability, net of current portion	1,657,700	1,731,868
Deferred gain, net of current portion	739,702	777,314
Operating lease liability, net of current portion	2,301,147	2,554,450
Other liabilities	200,084	201,725

Total liabilities	13,802,124	13,206,349

Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value: Authorized 50,000,000 shares; 3,351,000 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively	7,980,788	7,980,788
Common stock, no par value: Authorized 100,000,000 shares; 4,260,039 shares and 4,044,984 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively	34,571,547	34,355,315
Accumulated deficit	(26,007,290)	(25,479,577)

Total stockholders' equity	16,545,045	16,856,526

Total liabilities and stockholders' equity	$30,347,169	$30,062,875

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	September 30,
	2023	2022
Net sales	$9,351,914	$12,053,201
Cost of sales	7,045,847	8,410,361
Gross profit	2,306,067	3,642,840

Selling, general, and administrative expenses	2,545,556	4,117,832
Operating loss	(239,489)	(474,992)

Other income (expense):
Interest expense, net	(79,683)	(31,456)
Other income, net	-	522
Net other income (expense)	(79,683)	(30,934)

Loss before income taxes	(319,172)	(505,926)

Income tax provision	(11,482)	-

Net loss	(330,654)	(505,926)

Preferred stock dividend, in common stock, issued or to be issued	(197,059)	(170,576)

Net loss attributable to common stockholders	$(527,713)	$(676,502)

Net loss per common share:
Basic and diluted	$(0.12)	$(0.18)

Weighted average shares outstanding:
Basic and diluted	4,261,593	3,707,528

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Common stock		Preferred stock		Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	deficit	equity
Balance at June 30, 2022	3,639,663	$33,533,003	3,351,000	$7,980,788	$(19,815,233)	$21,698,558
Stock-based compensation	16,901	60,401	-	-	-	60,401
Preferred stock dividend, in common stock, issued or to be issued	59,687	170,576	-	-	(170,576)	-
Net loss	-	-	-	-	(505,926)	(505,926)
Balance at September 30, 2022	3,716,251	33,763,980	3,351,000	7,980,788	(20,491,735)	21,253,033
Stock-based compensation	11,521	25,955	-	-	-	25,955
Preferred stock dividend, in common stock, issued or to be issued	68,838	173,128	-	-	(173,128)	-
Net loss	-	-	-	-	(840,867)	(840,867)
Balance at December 31, 2022	3,796,610	33,963,063	3,351,000	7,980,788	(21,505,730)	20,438,121
Stock-based compensation	5,154	22,848	-	-	-	22,848
Preferred stock dividend, in common stock, issued or to be issued	88,762	174,873	-	-	(174,873)	-
Net loss	-	-	-	-	(1,245,493)	(1,245,493)
Balance at March 31, 2023	3,890,526	34,160,784	3,351,000	7,980,788	(22,926,096)	19,215,476
Adjustment for fractional shares	7,224	-	-	-	-	-
Stock-based compensation	156	22,132	-	-	-	22,132
Preferred stock dividend, in common stock, issued or to be issued	147,078	172,399	-	-	(172,399)	-
Net loss	-	-	-	-	(2,381,082)	(2,381,082)
Balance at June 30, 2023	4,044,984	34,355,315	3,351,000	7,980,788	(25,479,577)	16,856,526
Stock-based compensation	13,399	19,173	-	-	-	19,173
Preferred stock dividend, in common stock, issued or to be issued	201,656	197,059	-	-	(197,059)	-
Net loss	-	-	-	-	(330,654)	(330,654)
Balance at September 30, 2023	4,260,039	$34,571,547	3,351,000	$7,980,788	$(26,007,290)	$16,545,045

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(330,654)	$(505,926)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	165,777	184,489
Amortization of intangible assets	154,575	158,725
Amortization of other assets	-	907
Loss on sale of property	1,619	-
Stock-based compensation	19,173	60,401
Change in allowance for doubtful accounts receivable	4,616	(50,514)
Change in allowance for inventory obsolescence	31,492	12,451
Amortization of deferred gain on sale/leaseback	(37,612)	(37,612)
Change in operating assets and liabilities:
Trade accounts receivable	(542,754)	(62,753)
Inventories	533,217	160,839
Prepaid expenses and other receivables	(798,308)	79,803
Other assets	5,631	7,501
Accounts payable, accrued expenses, and other current liabilities	(872,044)	355,936

Net cash provided by (used in) operating activities	(1,665,272)	364,247

Cash flows from investing activities:
Purchase of property and equipment	(34,607)	(19,785)

Net cash used in investing activities	(34,607)	(19,785)

Cash flows from financing activities:
Principal payments on long-term debt	-	(3,464)
Principal payments on finance lease liability	(70,135)	(87,501)
Net change in line of credit	1,803,906	-

Net cash provided by (used in) financing activities	1,733,771	(90,965)

Net change in cash and cash equivalents and restricted cash	33,892	253,497

Cash and cash equivalents and restricted cash at beginning of the period	552,870	701,317

Cash and cash equivalents and restricted cash at end of the period	$586,762	$954,814

Supplemental disclosure of cash flow information:
Cash paid for interest	$145,109	$234
Supplemental disclosure of non-cash investing and financing activities
Preferred stock dividend, in common stock, issued or to be issued	$197,059	$170,576
Operating lease right-of-use assets obtained in exchange for lease obligations	35,181	-

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2023

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

Proposed 2023 Reverse Stock Split

On October 9, 2023, our board of directors unanimously approved and recommended that our shareholders (including holders of our Series A 8% Convertible Preferred Stock and Series B Convertible Preferred Stock) approve at our annual meeting of shareholders the adoption of an amendment (the "Amendment") to our Amended and Restated Articles of Incorporation to effect a reverse stock split of our common stock (the "Proposed Reverse Stock Split") at any whole number between, and inclusive of, one-for-five to one-for-ten. Approval of the proposal at our annual meeting, which is scheduled to occur on December 7, 2023 (the "2023 Annual Meeting"), will grant our board of directors the authority, but not the obligation, to file the Amendment to effect the Proposed Reverse Stock Split at any time within one year from the date of shareholder approval, with the exact ratio and timing of the Proposed Reverse Stock Split to be determined at the discretion of the board of directors. For additional information about the 2023 Annual Meeting and the Proposed Reverse Stock Split, please see the Company's Definitive Proxy Statement filed with the SEC on October 24, 2023.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the "Condensed Consolidated Financial Statements") have been prepared by the Company in accordance with generally accepted accounting principles in the United States ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. As such, these Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited financial statements and accompanying notes included in its Annual Report on Form 10K for the fiscal year ended June 30, 2023 (the "Annual Report") filed with the SEC on September 28, 2023. The Condensed Consolidated Balance Sheet at June 30, 2023, has been derived from the Annual Report.

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 1, Basis of Presentation and Summary of Accounting Policies, of the Notes to Financial Statements included in the Company's Annual Report. In the opinion of management, the Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2023 and its results of operations and its cash flows for the periods presented. The results of operations for the first three months of the fiscal year are not necessarily indicative of results for the full year or any future periods.

The Company's fiscal year begins on July 1 and ends on June 30 and references made to "fiscal year 2024" and "fiscal year 2023" refer to the Company's fiscal year ending June 30, 2024 and the fiscal year ended June 30, 2023, respectively.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 202006, Debt-Debt with Conversion and Other Options (Subtopic 47020) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 81540): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which is intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. The guidance allows for either full retrospective adoption or modified retrospective adoption. The guidance is effective for the Company in the first quarter of fiscal year 2025 and early adoption is permitted. The Company is evaluating the impact the adoption of this guidance will have on its condensed consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. Public business entities classified as smaller reporting companies are required to apply the provision of ASU 2016-13 with annual reporting periods after December 15, 2022. The Company adopted the standard as of July 1, 2023 and the adoption of this guidance did not have a material impact on its condensed consolidated financial statements and related disclosures.

Note 2. Net Loss per Common Share

Net loss per common share is computed based on the weightedaverage number of common shares outstanding and, when appropriate, dilutive potential common stock outstanding during the period. Stock options, convertible preferred stock and warrants are considered to be potential common stock. The computation of diluted net loss per common share does not assume exercise or conversion of securities that would have an antidilutive effect.

Basic net loss per common share is the amount of net loss for the period available to each weightedaverage share of common stock outstanding during the reporting period. Diluted net loss per common share is the amount of net loss for the period available to each weightedaverage share of common stock outstanding during the reporting period and to each share of potential common stock outstanding during the period, unless inclusion of potential common stock would have an antidilutive effect.

All outstanding options, warrants and convertible preferred stock for common shares are not included in the computation of diluted net loss per common share because they are antidilutive, which for the three months ended September 30, 2023 and 2022, totaled 978,201 and 1,555,600 respectively.

Note 3. Convertible Preferred Stock

As of September 30, 2023, the Company had issued and outstanding a total of 1,992,000 shares of Series A 8% Convertible Preferred Stock ("Series A Preferred") and 1,359,000 shares of Series B Convertible Preferred Stock ("Series B Preferred"). The Series A Preferred and Series B Preferred are convertible into a total of 670,200 shares of common stock. Dividends payable on these preferred shares accrue at the rate of 8% per year and are payable quarterly in stock or cash at the option of the Company. The Company generally pays the dividends on the preferred stock by issuing shares of its common stock. The formula for paying these dividends using common stock in lieu of cash can change the effective yield on the dividend to more or less than 8% depending on the market price of the common stock at the time of issuance.

In October 2023, the Company paid $197,059 of preferred stock dividends with respect to the Series A Preferred and Series B Preferred that accrued during the three months ended September 30, 2023, by issuing 262,718 shares of common stock.

Note 4. Inventories

Inventories consisted of the following:

	September 30, 2023	June 30, 2023
Raw materials	$4,424,747	$4,693,634
Work in process	104,620	66,359
Finished goods	2,836,540	3,139,131
Inventory reserve	(527,422)	(495,930)
	$6,838,485	$7,403,194

Note 5. Debt

As of September 30, 2023 and 2022, the line of credit was $1,803,906 and $0, respectively.

On August 1, 2023, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Gibraltar Business Capital, LLC ("Lender"), to provide asset-based financing to the Company to be used for operating capital. Amounts available under the Loan Agreement (the "Revolving Loans") are subject to a borrowing base calculation of up to a maximum availability of $7,500,000 (the "Revolving Loan Commitment") and bear interest at SOFR plus 5.00%. The Company paid a closing fee of 1.00% of the Revolving Loan Commitment and the line is subject to a monthly unused line fee in an annualized amount equal to 0.50% on the difference between the Revolving Loan Commitment and the average outstanding principal balance of the Revolving Loans for such month. The maturity date is three years from the date of the promissory note evidencing the Revolving Loans, subject to extension in accordance with the terms of the Loan Agreement.

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

The Loan Agreement contains affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of its business, and engage in transactions with affiliates. The Loan Agreement also contains financial covenants applicable to the Company and its subsidiaries, including a minimum fixed charge coverage ratio of 1.0 to 1.0 if excess availability is less than $1,000,000 of the borrowing base.

Note 6. Related-Party Transactions

The Company leases office, manufacturing and warehouse facilities in Northvale, New Jersey, and Eagan, Minnesota from shareholders and entities controlled by shareholders, who were previously principals of businesses acquired by the Company. The combined expenses associated with these relatedparty transactions totaled $333,949 and $249,366 for the three months ended September 30, 2023 and 2022, respectively.

Note 7. Revenue

As of September 30, 2023 and June 30, 2023, the net rebate liability was $334,909 and $191,459, respectively. The rebate liability is included in accrued expenses within the accompanying condensed consolidated balance sheets. As of September 30, 2023 and June 30, 2023, the allowance for sales discounts was $16,620 and $13,589, respectively. The allowance for sales discounts is included in trade accounts receivable, less allowance for doubtful accounts in the accompanying condensed consolidated balance sheets.

The following table disaggregates revenue by major product category for the three months ended September 30:

	Three Months Ended September 30,
	2023	2022
Physical Therapy and Rehabilitation Products	$4,829,737	$6,298,070
Orthopedic Soft Bracing Products	4,499,683	5,733,105
Other	22,494	22,026
	$9,351,914	$12,053,201

CAUTIONARY NOTE REGARDING FORWARDLOOKING STATEMENTS

This report, including the disclosures contained in Part I Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations, contains "forwardlooking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forwardlooking statements include, but are not limited to: any projections of net sales, earnings, or other financial items; any statements of the strategies, plans and objectives of management for future operations; expectations in connection with the Company's previously announced business optimization plan; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forwardlooking statements can be identified by their use of such words as "may," "will," "estimate," "intend," "continue," "believe," "expect," or "anticipate" and similar references to future periods.

We have based our forwardlooking statements on management's current expectations and assumptions about future events and trends affecting our business and industry that are subject to risks and uncertainties. Although we do not make forwardlooking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forwardlooking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forwardlooking statement contained in this report. These risks and uncertainties include, but are not limited to, uncertainties related to the broader economic environment affecting communities and businesses globally, including ours, as well as those factors described in the section "Risk Factors" included in Part I, Item 1A of our Annual Report on Form 10K for the fiscal year ended June 30, 2023, filed with the SEC, as well as in our other public filings with the SEC. Actual results may differ from projections as a result of these risks, additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.

You should read this report in its entirety, together with the documents that we file as exhibits to this report and the documents that we incorporate by reference into this report, with the understanding that our future results may be materially different from what we currently expect. The forwardlooking statements contained in this report are made as of the date of this report and we assume no obligation to update them after the date hereof to revise or conform such statements to actual results or to changes in our opinions or expectations. If we do update or correct any forwardlooking statements, investors should not conclude that we will make additional updates or corrections.

We qualify all of our forwardlooking statements by these cautionary statements.

The terms "we," "us," "Dynatronics," or the "Company" refer collectively to Dynatronics Corporation and its whollyowned subsidiaries, unless otherwise stated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our Unaudited Condensed Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, with a narrative from the perspective of management. You should also consider this information with the information included in our Annual Report on Form 10K for the year ended June 30, 2023, and our other filings with the SEC, including our quarterly and current reports that we have filed since June 30, 2023 through the date of this report. In the following MD&A, we have rounded many numbers to the nearest one thousand dollars. These numbers should be read as approximate. All intercompany transactions have been eliminated. Our fiscal year ends on June 30. For example, reference to fiscal year 2024 refers to the year ending June 30, 2024. This report covers the three months ended September 30, 2023. Results of operations for the three months ended September 30, 2023 are not necessarily indicative of the results that may be achieved for the full fiscal year ending June 30, 2024.

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

Results of Operations

Net Sales

Net sales decreased $2,701,000, or 22.4%, to $9,352,000 for the quarter ended September 30, 2023, compared to net sales of $12,053,000 for the quarter ended September 30, 2022. The yearoveryear decrease is primarily attributable to the acquisition of a competitor by a rehabilitation product category customer, reduction in overall volume for OEM customers and a general reduction in demand for the orthopedic soft bracing product category.

Gross Profit

Gross profit for the quarter ended September 30, 2023 decreased $1,337,000, or about 36.7%, to $2,306,000, or 24.7% of net sales. By comparison, gross profit for the quarter ended September 30, 2022 was $3,643,000, or 30.2% of net sales. The decrease in gross profit as a percentage of net sales was driven two-thirds by the reduction in net sales we previously discussed and one-third by lower product margin as the organization continues to seek efficiencies at the lower revenue levels.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses decreased $1,572,000, or 38.2%, to $2,546,000 for the quarter ended September 30, 2023, compared to $4,118,000 for the quarter ended September 30, 2022. The overall reduction in selling, general and administrative expenses was led by a reduction of $1.3 million in salaries and benefits with the remainder of $0.3 million spread across other professional expenses.

Net Other Income (Expense)

Net other expense for the quarter ended September 30, 2023, was $80,000 compared to net other expense of $31,000 for the quarter ended September 30, 2022. The increase in net other expense is primarily due to a $48,000 increase in interest expense as a result of the Company's line of credit.

Income Tax Provision

Income tax provision was $11,000 and $0 for the quarters ended September 30, 2023 and 2022, respectively. For the quarter ended September 30, 2023, the Company recorded an income tax provision for state income taxes and franchise taxes. See Liquidity and Capital Resources - Deferred Income Tax Assets below for more information.

Net Loss

Net loss for the quarter ended September 30, 2023 was $331,000 compared to a net loss of $506,000 for the quarter ended September 30, 2022. The $175,000 decrease in net loss was attributable to a decrease of $1,572,000 in SG&A, offset by a decrease of $1,337,000 in gross profit, an increase of $49,000 in other expense, and an increase of $11,000 in income tax provision.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders decreased $149,000 to $528,000 for the quarter ended September 30, 2023, compared to $677,000 for the quarter ended September 30, 2022. The decrease in net loss attributable to common stockholders for the quarter is due primarily to a $175,000 decrease in net loss. On a per share basis, basic and diluted net loss attributable to common stockholders was $0.12 per share for the quarter ended September 30, 2023, compared to $0.18 per share for the quarter ended September 30, 2022.

Liquidity and Capital Resources

We have historically financed operations through cash from operating activities, available cash reserves, asset based lines of credit, and proceeds from the sale of our equity securities. As of September 30, 2023, we had $433,000 in cash and cash equivalents, compared to $399,000 as of June 30, 2023.

Working capital was $4,321,000 as of September 30, 2023, compared to working capital of $4,478,000 as of June 30, 2023. The current ratio was 1.5 to 1 as of September 30, 2023 and 1.6 to 1 as of June 30, 2023. Current assets were 43.6% of total assets as of September 30, 2023, and 41.3% of total assets as of June 30, 2023.

We believe that our cash generated from operations, current capital resources, and proceeds of the equity sales contemplated below will provide sufficient liquidity to fund operations for the next 12 months. However, the continuing effects of uncertainties in the broader economic environment on the global supply chain, higher personnel costs, and changes to customer or product mix, could have an adverse effect on our liquidity and cash and we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. Additionally, we operate in a rapidly evolving and unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that we may not be required to raise additional funds through the sale of equity or debt securities or from credit facilities. Additional capital, if needed, may not be available on satisfactory terms, or at all.

We are parties to an equity distribution agreement (as amended, the "Equity Distribution Agreement") with Canaccord Genuity LLC and Roth Capital Partners LLC (the "Agents"), pursuant to which we may offer and sell up to $3,875,150 of our common stock in one or more "at the market offerings" through the Agents under our Registration Statement on Form S3 (File No. 333-256280), which was declared effective by the SEC on July 1, 2021 (the "2021 Registration Statement"), subject to applicable limitations on the aggregate market value of securities that may be sold during any 12 calendar month period imposed by Form S-3 on registrants having an aggregate market value of securities of less than $75 million. Under the terms of the Equity Distribution Agreement, we have agreed to pay the Agents a fixed commission rate equal to 3.0% of the gross sale price per share of common stock sold. On April 7, 2023, we filed a prospectus supplement to the base prospectus included in the 2021 Registration Statement for the sale of up to $2,671,513 of our common stock pursuant to the terms of the Equity Distribution Agreement (the "ATM"). As of the date hereof, we have not commenced any sales under the ATM.

Line of Credit

As of September 30, 2023 and 2022, the line of credit was $1,803,906 and $0, respectively.

On August 1, 2023, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Gibraltar Business Capital, LLC ("Lender"), to provide asset-based financing to the Company to be used for operating capital. Amounts available under the Loan Agreement (the "Revolving Loans") are subject to a borrowing base calculation of up to a maximum availability of $7,500,000 (the "Revolving Loan Commitment") and bear interest at SOFR plus 5.00%. The Company paid a closing fee of 1.00% of the Revolving Loan Commitment and the line is subject to a monthly unused line fee in an annualized amount equal to 0.50% on the difference between the Revolving Loan Commitment and the average outstanding principal balance of the Revolving Loans for such month. The maturity date is three years from the date of the promissory note evidencing the Revolving Loans, subject to extension in accordance with the terms of the Loan Agreement.

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

The Loan Agreement contains affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of its business, and engage in transactions with affiliates. The Loan Agreement also contains financial covenants applicable to the Company and its subsidiaries, including a minimum fixed charge coverage ratio of 1.0 to 1.0 if excess availability is less than $1,000,000 of the borrowing base.

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

Proposed 2023 Reverse Stock Split

On October 9, 2023, our board of directors unanimously approved and recommended that our shareholders (including holders of our Series A 8% Convertible Preferred Stock and Series B Convertible Preferred Stock) approve at our annual meeting of shareholders the adoption of an amendment (the "Amendment") to our Amended and Restated Articles of Incorporation to effect a reverse stock split of our common stock (the "Proposed Reverse Stock Split") at any whole number between, and inclusive of, one-for-five to one-for-ten. Approval of the proposal at our annual meeting, which is scheduled to occur on December 7, 2023 (the "2023 Annual Meeting"), will grant our board of directors the authority, but not the obligation, to file the Amendment to effect the Proposed Reverse Stock Split at any time within one year from the date of shareholder approval, with the exact ratio and timing of the Proposed Reverse Stock Split to be determined at the discretion of the board of directors. For additional information about the 2023 Annual Meeting and the Proposed Reverse Stock Split, please see the Company's Definitive Proxy Statement filed with the SEC on October 24, 2023.

Cash and Cash Equivalents and Restricted Cash

Our cash and cash equivalents and restricted cash position increased $34,000 to $587,000 as of September 30, 2023, compared to $553,000 as of June 30, 2023. The primary source of cash for the three months ended September 30, 2023 was $1,804,000 of cash provided by the line of credit. The primary uses of cash included $1,665,000 of net cash used in operating activities, $70,000 of principal payments on finance lease liabilities, and $35,000 of purchases of property and equipment.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, increased approximately $538,000 or 14.5%, to $4,260,000 as of September 30, 2023, from $3,722,000 as of June 30, 2023. The increase was driven primarily by a reduction in overall revenue offset by differences in the timing of collections around the end date of each respective quarter. Trade accounts receivable represents amounts due from our customers including dealers and distributors that purchase our products for redistribution, medical practitioners, clinics, hospitals, colleges, universities, and sports teams. We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical experience and relationships with our customers. Accounts receivable are generally collected within approximately 40 days of invoicing.

Inventories

Inventories, net of reserves, decreased $565,000 or 7.6%, to $6,838,000 as of September 30, 2023, compared to $7,403,000 as of June 30, 2023. The decrease was primarily due to steps taken to adjust inventory management in response to the impact of the uncertain operating environment on the global supply chain and right-sizing incoming material purchases to match demand. We believe that our allowance for inventory obsolescence is adequate based on our analysis of inventory, sales trends, and historical experience.

Accounts Payable

Accounts payable decreased approximately $657,000 or 14.5%, to $3,873,000 as of September 30, 2023, from $4,530,000 as of June 30, 2023. The decrease was driven primarily by a decrease in inventory purchases and timing of payments.

Line of Credit

The outstanding balance of the line of credit was $1,804,000 as of September 30, 2023, compared to $0 as of June 30, 2023.

Finance Lease Liability

Finance lease liability as of September 30, 2023 and June 30, 2023 totaled approximately $1,948,000 and $2,018,000, respectively. Our finance lease liability consists primarily of our Utah building lease. In conjunction with the sale and leaseback of our Utah building in August 2014, we entered into a 15year lease, classified as a finance lease, originally valued at $3,800,000. The building lease asset is amortized on a straightline basis over 15 years at approximately $252,000 per year. Total accumulated amortization related to the leased building is approximately $2,309,000 at September 30, 2023. The sale generated a profit of $2,300,000, which is being recognized straightline over the life of the lease at approximately $150,000 per year as an offset to amortization expense. The balance of the deferred gain as of September 30, 2023, is $890,000. Lease payments, currently approximately $32,000, are payable monthly and increase annually by approximately 2% per year over the life of the lease. Imputed interest for the three months ended September 30, 2023 was approximately $27,000. In addition to the Utah building, we have certain equipment leases that we have determined are finance leases.

Operating Lease Liability

Operating lease liability as of September 30, 2023 and June 30, 2023 totaled approximately $3,402,000 and $3,630,000, respectively. Our operating lease liability consists primarily of building leases for office, manufacturing, and warehouse space.

Deferred Income Tax Assets

A valuation allowance is required when there is significant uncertainty as to the realizability of deferred income tax assets. The ability to realize deferred income tax assets is dependent upon our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have determined that we do not meet the "more likely than not" threshold that deferred income tax assets will be realized. Accordingly, a valuation allowance is required. Any reversal of the valuation allowance in future periods will favorably impact our results of operations in the period of reversal. As of September 30, 2023 and June 30, 2023, we recorded a full valuation allowance against our net deferred income tax assets.

Stock Repurchase Plans

We have a stock repurchase plan available to us at the discretion of the Board of Directors. Approximately $449,000 remained of this authorization as of September 30, 2023. No purchases have been made under this plan since September 2011.

Off-Balance Sheet Arrangements

As of September 30, 2023, we had no offbalance sheet arrangements.

Critical Accounting Policies

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Form 10K for the year ended June 30, 2023. There have been no material changes to the critical accounting policies previously disclosed in that report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information presented for the year ended June 30, 2023.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a15(e) promulgated under the Exchange Act, as of September 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2023, our disclosure controls and procedures were effective, at a reasonable assurance level, to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms and is (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.

The risk factors described in our Annual Report on Form 10K for the year ended June 30, 2023 have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Employment Agreement between the Company and Brian D. Baker, effective as of October 1, 2023 (incorporated by reference to Exhibit 10.1 of registrant's Current Report on Form 8-K filed October 2, 2023)

10.2	Consulting Agreement between the Company and JKrier LLC, effective as of October 1, 2023 (incorporated by reference to Exhibit 10.2 of registrant's Current Report on Form 8-K filed October 2, 2023)

10.3	Employment Agreement between the Company and Gabe Ellwein, effective as of October 30, 2023 (incorporated by reference to Exhibit 10.1 of registrant's Current Report on Form 8-K filed October 30, 2023)

31.1	Certification under Rule 13a14(a)/15d14(a) of principal executive officer

31.2	Certification under Rule 13a-14(a)/15d-14(a) of principal financial officer

32.1	Certification under Section 906 of the SarbanesOxley Act of 2002 (18 U.S.C. Section 1350) of principal executive officer

32.2	Certification under Section 906 of the SarbanesOxley Act of 2002 (18 U.S.C. Section 1350) of principal financial officer

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Date File because its XBRL tags are embedded with the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNATRONICS CORPORATION

Date: November 13, 2023	By:	/s/ Brian D. Baker
Brian D. Baker
President, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Gabe Ellwein
Gabe Ellwein
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

