Form 10-Q
period 2024-03-31
DYNATRONICS CORP
filed 2024-05-09
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act). Yes ☐ No ☒ Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 3, 2024, there were 5,308,519 shares of the issuer's common stock outstanding.

DYNATRONICS CORPORATION
FORM 10Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DYNATRONICS CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2024	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$441,545	$398,797
Restricted cash	154,073	154,073
Trade accounts receivable, less allowance for doubtful accounts of $59,404 and $131,403 as of March 31, 2024 and June 30, 2023, respectively	3,716,298	3,721,677
Other receivables	478,182	39,678
Inventories, net	6,183,992	7,403,194
Prepaid expenses	1,034,521	701,456

Total current assets	12,008,611	12,418,875

Property and equipment, net	2,129,496	2,448,282
Operating lease assets	2,859,912	3,631,780
Intangible assets, net	3,154,550	3,618,275
Goodwill	7,116,614	7,116,614
Other assets	495,519	829,049

Total assets	$27,764,702	$30,062,875

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$3,571,305	$4,529,703
Accrued payroll and benefits expense	439,321	877,781
Accrued expense	759,497	891,467
Warranty reserve	123,860	115,637
Line of credit	2,352,038	-
Current portion of finance lease liability	298,793	286,522
Current portion of deferred gain	150,448	150,448
Current portion of operating lease liability	886,388	1,075,690
Other liabilities	-	13,744

Total current liabilities	8,581,650	7,940,992

Finance lease liability, net of current portion	1,506,215	1,731,868
Deferred gain, net of current portion	664,478	777,314
Operating lease liability, net of current portion	1,973,524	2,554,450
Other liabilities	193,268	201,725

Total liabilities	12,919,135	13,206,349

Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value: Authorized 50,000,000 shares; 3,351,000 shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively	7,980,788	7,980,788
Common stock, no par value: Authorized 100,000,000 shares; 4,882,375 shares and 4,044,984 shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively	34,926,119	34,355,315
Accumulated deficit	(28,061,340)	(25,479,577)

Total stockholders' equity	14,845,567	16,856,526

Total liabilities and stockholders' equity	$27,764,702	$30,062,875

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net sales	$7,657,846	$9,236,037	$25,161,111	$32,171,794
Cost of sales	5,840,729	7,027,630	19,218,072	23,258,363
Gross profit	1,817,117	2,208,407	5,943,039	8,913,431

Selling, general, and administrative expenses	2,389,073	3,429,001	7,656,196	11,408,537
Operating loss	(571,956)	(1,220,594)	(1,713,157)	(2,495,106)

Other income (expense):
Interest expense, net	(109,292)	(24,385)	(299,418)	(93,782)
Other income (expense), net	-	(541)	-	605
Net other expense	(109,292)	(24,926)	(299,418)	(93,177)

Loss before income taxes	(681,248)	(1,245,520)	(2,012,575)	(2,588,283)

Income tax benefit (provision)	13,526	27	2,783	(4,003)

Net loss	$(667,722)	$(1,245,493)	$(2,009,792)	$(2,592,286)

Preferred stock dividend, in common stock, issued or to be issued	(183,668)	(174,873)	(571,971)	(518,577)

Net loss attributable to common stockholders	$(851,390)	$(1,420,366)	$(2,581,763)	$(3,110,863)

Net loss per common share:
Basic and diluted	$(0.17)	$(0.36)	$(0.57)	$(0.82)

Weighted average shares outstanding:
Basic and diluted	4,878,512	3,929,577	4,553,847	3,809,610

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Common stock		Preferred stock		Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	deficit	equity
Balance at June 30, 2022	3,639,663	$33,533,003	3,351,000	$7,980,788	$(19,815,233)	$21,698,558
Stock-based compensation	16,901	60,401	-	-	-	60,401
Preferred stock dividend, in common stock, issued or to be issued	59,687	170,576	-	-	(170,576)	-
Net loss	-	-	-	-	(505,926)	(505,926)
Balance at September 30, 2022	3,716,251	33,763,980	3,351,000	7,980,788	(20,491,735)	21,253,033
Stock-based compensation	11,521	25,955	-	-	-	25,955
Preferred stock dividend, in common stock, issued or to be issued	68,838	173,128	-	-	(173,128)	-
Net loss	-	-	-	-	(840,867)	(840,867)
Balance at December 31, 2022	3,796,610	33,963,063	3,351,000	7,980,788	(21,505,730)	20,438,121
Stock-based compensation	5,154	22,848	-	-	-	22,848
Preferred stock dividend, in common stock, issued or to be issued	88,762	174,873	-	-	(174,873)	-
Net loss	-	-	-	-	(1,245,493)	(1,245,493)
Balance at March 31, 2023	3,890,526	34,160,784	3,351,000	7,980,788	(22,926,096)	19,215,476
Adjustment for fractional shares	7,224	-	-	-	-	-
Stock-based compensation	156	22,132	-	-	-	22,132
Preferred stock dividend, in common stock, issued or to be issued	147,078	172,399	-	-	(172,399)	-
Net loss	-	-	-	-	(2,381,082)	(2,381,082)
Balance at June 30, 2023	4,044,984	34,355,315	3,351,000	7,980,788	(25,479,577)	16,856,526
Stock-based compensation	13,399	19,173	-	-	-	19,173
Preferred stock dividend, in common stock, issued or to be issued	201,656	197,059	-	-	(197,059)	-
Net loss	-	-	-	-	(330,654)	(330,654)
Balance at September 30, 2023	4,260,039	34,571,547	3,351,000	7,980,788	(26,007,290)	16,545,045
Stock-based compensation	8,080	(3,848)	-	-	-	(3,848)
Preferred stock dividend, in common stock, issued or to be issued	262,718	191,244	-	-	(191,244)	-
Net loss	-	-	-	-	(1,011,416)	(1,011,416)
Balance at December 31, 2023	4,530,837	34,758,943	3,351,000	7,980,788	(27,209,950)	15,529,781
Stock-based compensation	10,154	(16,492)	-	-	-	(16,492)
Preferred stock dividend, in common stock, issued or to be issued	341,384	183,668	-	-	(183,668)	-
Net loss	-	-	-	-	(667,722)	(667,722)
Balance at March 31, 2024	4,882,375	$34,926,119	3,351,000	$7,980,788	$(28,061,340)	$14,845,567

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,009,792)	$(2,592,286)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	520,051	540,103
Amortization of intangible assets	463,725	467,875
Loss on sale of property	41,389	-
Stock-based compensation	(1,166)	109,204
Change in allowance for doubtful accounts receivable	(71,999)	(140,382)
Change in allowance for inventory obsolescence	151,390	(241)
Amortization of deferred gain on sale/leaseback	(112,836)	(112,836)
Change in operating assets and liabilities:
Trade accounts receivable	77,378	1,189,473
Inventories	1,067,812	2,368,420
Prepaid expenses and other receivables	(771,569)	43,884
Other assets	333,530	23,605
Accounts payable, accrued expenses, and other current liabilities	(1,542,806)	(1,492,530)

Net cash (used in) provided by operating activities	(1,854,893)	404,289

Cash flows from investing activities:
Purchase of property and equipment	(241,014)	(177,086)

Net cash used in investing activities	(241,014)	(177,086)

Cash flows from financing activities:
Principal payments on long-term debt	-	(5,362)
Principal payments on finance lease liability	(213,383)	(253,561)
Net change in line of credit	2,352,038	-

Net cash provided by (used in) financing activities	2,138,655	(258,923)

Net change in cash and cash equivalents and restricted cash	42,748	(31,720)

Cash and cash equivalents and restricted cash at beginning of the period	552,870	701,317

Cash and cash equivalents and restricted cash at end of the period	$595,618	$669,597

Supplemental disclosure of cash flow information:
Cash paid for interest	$455,932	$135,047
Supplemental disclosure of non-cash investing and financing activities
Preferred stock dividend, in common stock, issued or to be issued	$571,971	$174,873
Operating lease right-of-use assets obtained in exchange for lease obligations	35,366	2,973,474
Finance lease right-of-use assets obtained in exchange for lease obligations	-	86,119

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2024

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

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 1, Basis of Presentation and Summary of Accounting Policies, of the Notes to Financial Statements included in the Company's Annual Report. In the opinion of management, the Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2024 and its results of operations and its cash flows for the periods presented. The results of operations for the first nine months of the fiscal year are not necessarily indicative of results for the full year or any future periods.

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

Other Receivables

Other receivables consist of amounts due from the Company's contract manufacturer for raw materials components provided for use in the production of the Company's products. Payments are due from the Company's contract manufacturer based on the usage of raw material components.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. Public business entities classified as smaller reporting companies were required to apply the provision of ASU 2016-13 with annual reporting periods after December 15, 2022. The Company adopted the standard as of July 1, 2023 and the adoption of this guidance did not have a material impact on its condensed consolidated financial statements and related disclosures.

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

All outstanding options, warrants and convertible preferred stock for common shares are not included in the computation of diluted net loss per common share because they are antidilutive, which for the three months ended March 31, 2024 and 2023, totaled 670,200 and 1,555,615 respectively, and for the nine months ended March 31, 2024 and 2023, totaled 670,200 and 1,562,900, respectively.

Note 3. Convertible Preferred Stock

As of March 31, 2024, the Company had issued and outstanding a total of 1,992,000 shares of Series A 8% Convertible Preferred Stock ("Series A Preferred") and 1,359,000 shares of Series B Convertible Preferred Stock ("Series B Preferred"). The Series A Preferred and Series B Preferred are convertible into a total of 670,200 shares of common stock. Dividends payable on these preferred shares accrue at the rate of 8% per year and are payable quarterly in stock or cash at the option of the Company. The Company generally pays the dividends on the preferred stock by issuing shares of its common stock. The formula for paying these dividends using common stock in lieu of cash can change the effective yield on the dividend to more or less than 8% depending on the market price of the common stock at the time of issuance.

In April 2024, the Company paid $183,668 of preferred stock dividends with respect to the Series A Preferred and Series B Preferred that accrued during the three months ended March 31, 2024, by issuing 426,144 shares of common stock.

Note 4. Inventories

Inventories consisted of the following:

	March 31, 2024	June 30, 2023
Raw materials	$4,072,364	$4,693,634
Work in process	70,987	66,359
Finished goods	2,687,961	3,139,131
Inventory reserve	(647,320)	(495,930)
	$6,183,992	$7,403,194

Note 5. Debt

As of March 31, 2024 and June 30, 2023, the line of credit was $2,352,038 and $0, respectively.

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

Note 6. Related-Party Transactions

The Company leases office, manufacturing and warehouse facilities in Northvale, New Jersey, and Eagan, Minnesota from shareholders and entities controlled by shareholders who were previously principals of businesses acquired by the Company. The combined expenses associated with these relatedparty transactions totaled $332,857 and $249,366 for the three months ended March 31, 2024 and 2023, respectively, and $999,795 and $748,098 for the nine months ended March 31, 2024 and 2023, respectively.

Note 7. Revenue

As of March 31, 2024 and June 30, 2023, the net rebate liability was $222,645 and $191,459, respectively. The rebate liability is included in accrued expenses within the accompanying condensed consolidated balance sheets. As of March 31, 2024 and June 30, 2023, the allowance for sales discounts was $9,666 and $13,589, respectively. The allowance for sales discounts is included in trade accounts receivable, less allowance for doubtful accounts in the accompanying condensed consolidated balance sheets.

The following table disaggregates revenue by major product category for the three and nine months ended March 31:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Physical Therapy and Rehabilitation Products	$3,656,363	$4,735,741	$12,631,415	$17,399,296
Orthopedic Soft Bracing Products	3,980,170	4,476,849	12,464,521	14,698,238
Other	21,313	23,447	65,175	74,260
	$7,657,846	$9,236,037	$25,161,111	$32,171,794

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our Unaudited Condensed Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, with a narrative from the perspective of management. You should also consider this information with the information included in our Annual Report on Form 10K for the fiscal year ended June 30, 2023, and our other filings with the SEC, including our quarterly and current reports that we have filed since June 30, 2023 through the date of this report. In the following MD&A, we have rounded many numbers to the nearest one thousand dollars. These numbers should be read as approximate. All intercompany transactions have been eliminated. Our fiscal year ends on June 30. For example, reference to fiscal year 2024 refers to the year ending June 30, 2024. This report covers the three and nine months ended March 31, 2024. Results of operations for the three and nine months ended March 31, 2024 are not necessarily indicative of the results that may be achieved for the full fiscal year ending June 30, 2024.

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

Results of Operations

Net Sales

Net sales decreased $1,578,000, or 17.1% to $7,658,000 for the quarter ended March 31, 2024, compared to net sales of $9,236,000 for the quarter ended March 31, 2023. Net sales decreased $7,011,000, or 21.8% to $25,161,000 for the nine months ended March 31, 2024, compared to net sales of $32,172,000 for the nine months ended March 31, 2023. The yearoveryear decrease is attributable to a reduction in overall volume for OEM customers and a general reduction in demand for the orthopedic soft bracing product category.

Gross Profit

Gross profit for the quarter ended March 31, 2024 decreased $391,000, or about 17.7%, to $1,817,000, or 23.7% of net sales. By comparison, gross profit for the quarter ended March 31, 2023 was $2,208,000, or 23.9% of net sales. Gross profit for the nine months ended March 31, 2024 decreased $2,970,000, or about 33.3%, to $5,943,000, or 23.6% of net sales. By comparison, gross profit for the nine months ended March 31, 2023 was $8,913,000, or 27.7% of net sales. The decrease in gross profit as a percentage of net sales was driven primarily by the reduction in net sales we previously discussed and by lower product margin rates in our orthopedic soft bracing category, partially offset by an increase in product margin rates in our rehabilitation category.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses decreased $1,040,000, or 30.3%, to $2,389,000 for the quarter ended March 31, 2024, compared to $3,429,000 for the quarter ended March 31, 2023. The decline in selling, general and administrative expenses was driven by a decrease of $712,000 in salaries and benefits with the balance of $328,000 spread across travel, repair and maintenance, and other professional services reductions.

SG&A expenses decreased $3,753,000, or 32.9%, to $7,656,000 for the nine months ended March 31, 2024, compared to $11,409,000 for the nine months ended March 31, 2023. The overall reduction in SG&A expenses was led by a reduction of $2,643,000 in salaries and benefits, a $448,000 decrease in sales expenses, and the remaining of $662,000 spread across other professional expenses.

Net Other Expense

Net other expense for the quarter ended March 31, 2024, was $109,000 compared to net other expense of $25,000 for the quarter ended March 31, 2023. Net other expense for the nine months ended March 31, 2024, was $299,000 compared to net other expense of $93,000 for the nine months ended March 31, 2023. The increase in net other expense is primarily due to increased interest expense as a result of the Company's line of credit.

Income Tax Benefit (Provision)

Income tax benefit (provision) was $14,000 and $27 for the quarters ended March 31, 2024 and 2023, respectively, and $3,000 and ($4,000) for the nine months ended March 31, 2024 and 2023, respectively. See Liquidity and Capital Resources - Deferred Income Tax Assets below for more information.

Net Loss

Net loss for the quarter ended March 31, 2024 was $668,000 compared to a net loss of $1,246,000 for the quarter ended March 31, 2023. The $578,000 decrease in net loss was attributable to a decrease of $1,040,000 in SG&A expenses and a $13,000 increase in income tax provision offset by a decrease in gross profit of $391,000 and an increase of $84,000 in net other expense.

Net loss for the nine months ended March 31, 2024 was $2,010,000 compared to a net loss of $2,592,000 for the nine months ended March 31, 2023. The $582,000 decrease in net loss was attributable to a decrease of $3,752,000 in SG&A expenses and a $7,000 increase to the income tax benefit offset by a decrease in gross profit of $2,970,000 and an increase of $206,000 in net other expense.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders decreased $569,000 to $851,000 for the quarter ended March 31, 2024 compared to $1,420,000 for the quarter ended March 31, 2023. The decrease in net loss attributable to common stockholders for the quarter is due primarily to a $578,000 decrease in the net loss. On a per share basis, basic and diluted net loss attributable to common stockholders was $0.17 per share for the quarter ended March 31, 2024, compared to $0.36 per share for the quarter ended March 31, 2023.

Net loss attributable to common stockholders decreased $529,000 to $2,582,000 for the nine months ended March 31, 2024 compared to $3,111,000 for the nine months ended March 31, 2023. The decrease in net loss attributable to common stockholders for the nine months ended is due primarily to a $582,000 decrease in the net loss. On a per share basis, basic and diluted net loss attributable to common stockholders was $0.57 per share for the nine months ended March 31, 2024, compared to $0.82 per share for the nine months ended March 31, 2023.

Liquidity and Capital Resources

We have historically financed operations through cash from operating activities, available cash reserves, asset based lines of credit, and proceeds from the sale of our equity securities. As of March 31, 2024, we had $442,000 in cash and cash equivalents, compared to $399,000 as of June 30, 2023.

Working capital was $3,427,000 as of March 31, 2024, compared to working capital of $4,478,000 as of June 30, 2023. The current ratio was 1.4 to 1 as of March 31, 2024 and 1.6 to 1 as of June 30, 2023. Current assets were 43.3% of total assets as of March 31, 2024, and 41.3% of total assets as of June 30, 2023.

We believe that our cash generated from operations, current capital resources, and proceeds of equity sales, if any, under the ATM described below will provide sufficient liquidity to fund operations for the next 12 months. However, the continuing effects of uncertainties in the broader economic environment on the global supply chain, higher personnel costs, and changes to customer or product mix, could have an adverse effect on our liquidity and cash and we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. Additionally, we operate in a rapidly evolving and unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that we will not be required to raise additional funds through the sale of equity or debt securities or from credit facilities. Additional capital, if needed, may not be available on satisfactory terms, or at all.

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

Line of Credit

As of March 31, 2024 and June 30, 2023, the line of credit was $2,352,000 and $0, respectively.

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

Proposed 2023 Reverse Stock Split

On October 9, 2023, our board of directors unanimously approved and recommended that our shareholders (including holders of our Series A 8% Convertible Preferred Stock and Series B Convertible Preferred Stock) approve at our annual meeting of shareholders the adoption of an amendment (the "Amendment") to our Amended and Restated Articles of Incorporation to effect a reverse stock split of our common stock (the "Proposed Reverse Stock Split") at any whole number between, and inclusive of, one-for-five to one-for-ten. On December 7, 2023, during the "2023 Annual Meeting" the shareholders approved a resolution authorizing the board of directors the authority, but not the obligation, to file the Amendment to effect the Proposed Reverse Stock Split at any time within one year from the date of shareholder approval, with the exact ratio and timing of the Proposed Reverse Stock Split to be determined at the discretion of the board of directors. For additional information about the 2023 Annual Meeting and the Proposed Reverse Stock Split, please see the Company's Definitive Proxy Statement filed with the SEC on October 24, 2023.

Cash and Cash Equivalents and Restricted Cash

Our cash and cash equivalents and restricted cash position increased $43,000 to $596,000 as of March 31, 2024, compared to $553,000 as of June 30, 2023. The primary source of cash for the nine months ended March 31, 2024 was $2,352,000 of cash provided by the line of credit. The primary uses of cash included $1,855,000 of net cash used in operating activities, $213,000 of principal payments on finance lease liabilities, and $241,000 of purchases of property and equipment.

Accounts Receivable

Trade accounts receivable, net of allowance for doubtful accounts, decreased approximately $6,000 or 0.1%, to $3,716,000 as of March 31, 2024, from $3,722,000 as of June 30, 2023. The decrease was driven primarily by differences in the timing of collections around the end date of each respective quarter. Trade accounts receivable represents amounts due from our customers including dealers and distributors that purchase our products for redistribution, medical practitioners, clinics, hospitals, colleges, universities, and sports teams. We believe that our estimate of the allowance for doubtful accounts is adequate based on our historical experience and relationships with our customers. Accounts receivable are generally collected within approximately 40 days of invoicing.

Inventories

Inventories, net of reserves, decreased $1,219,000 or 16.5%, to $6,184,000 as of March 31, 2024, compared to $7,403,000 as of June 30, 2023. The decrease was primarily due to steps taken to adjust inventory management in response to the impact of the uncertain operating environment on the global supply chain and right-sizing incoming material purchases to match demand. We believe that our allowance for inventory obsolescence is adequate based on our analysis of inventory, sales trends, and historical experience.

Accounts Payable

Accounts payable decreased approximately $959,000 or 21.2%, to $3,571,000 as of March 31, 2024, from $4,530,000 as of June 30, 2023. The decrease was driven primarily by a decrease in inventory purchases and timing of payments.

Line of Credit

The outstanding balance of the line of credit was $2,352,000 as of March 31, 2024, compared to $0 as of June 30, 2023.

Finance Lease Liability

Finance lease liability as of March 31, 2024 and June 30, 2023 totaled approximately $1,805,000 and $2,018,000, respectively. Our finance lease liability consists primarily of our Utah building lease. In conjunction with the sale and leaseback of our Utah building in August 2014, we entered into a 15-year lease, classified as a finance lease, originally valued at $3,800,000. The building lease asset is amortized on a straightline basis over 15 years at approximately $252,000 per year. Total accumulated amortization related to the leased building is approximately $2,435,000 at March 31, 2024. The sale generated a profit of $2,300,000, which is being recognized straightline over the life of the lease at approximately $150,000 per year as an offset to amortization expense. The balance of the deferred gain as of March 31, 2024, is $815,000. Lease payments, currently approximately $32,000, are payable monthly and increase annually by approximately 2% per year over the life of the lease. Imputed interest for the three and nine months ended March 31, 2024 was approximately $25,000 and $78,000, respectively. In addition to the Utah building, we have certain equipment leases that we have determined are finance leases.

Operating Lease Liability

Operating lease liability as of March 31, 2024 and June 30, 2023 totaled approximately $2,860,000 and $3,630,000, respectively. Our operating lease liability consists primarily of building leases for office, manufacturing, and warehouse space.

Deferred Income Tax Assets

A valuation allowance is required when there is significant uncertainty as to the realizability of deferred income tax assets. The ability to realize deferred income tax assets is dependent upon our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have determined that we do not meet the "more likely than not" threshold that deferred income tax assets will be realized. Accordingly, a valuation allowance is required. Any reversal of the valuation allowance in future periods will favorably impact our results of operations in the period of reversal. As of March 31, 2024 and June 30, 2023, we recorded a full valuation allowance against our net deferred income tax assets.

Stock Repurchase Plans

We have a stock repurchase plan available to us at the discretion of the Board of Directors. Approximately $449,000 remained of this authorization as of March 31, 2024. No purchases have been made under this plan since September 2011.

OffBalance Sheet Arrangements

As of March 31, 2024, we had no offbalance sheet arrangements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a15(e) promulgated under the Exchange Act, as of March 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2024, our disclosure controls and procedures were effective, at a reasonable assurance level, to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.

The risk factors described in our Annual Report on Form 10K for the fiscal year ended June 30, 2023 have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the fiscal quarter ended March 31, 2024, none of our directors or officers informed us of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits

10.1	Change in Control Agreement between Dynatronics Corporation and Brian D. Baker dated March 20, 2024 (incorporated by reference to Exhibit 10.1 of registrant's Current Report on Form 8-K filed March 20, 2024)

31.1	Certification under Rule 13a14(a)/15d14(a) of principal executive officer

31.2	Certification under Rule 13a-14(a)/15d-14(a) of principal financial officer

32.1	Certification under Section 906 of the SarbanesOxley Act of 2002 (18 U.S.C. Section 1350) of principal executive officer

32.2	Certification under Section 906 of the SarbanesOxley Act of 2002 (18 U.S.C. Section 1350) of principal financial officer

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Date File because its XBRL tags are embedded with the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNATRONICS CORPORATION

Date: May 9, 2024	By:	/s/ Brian D. Baker
Brian D. Baker
President, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Gabe Ellwein
Gabe Ellwein
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

