Form 10-K
period 2024-06-30
DYNATRONICS CORP
filed 2024-09-24
CIK 720875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024 .

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

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates computed by reference to the price at which the common stock was last sold on December 31, 2023 (the last day of the registrant's most recently completed second fiscal quarter), was approximately $1.8 million.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of September 20, 2024, there were 5,896,264 shares of the issuer's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Dynatronics Corporation intends to file such proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after its fiscal year ended June 30, 2024.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including documents incorporated herein by reference, contains "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, but are not limited to: any projections of net sales, earnings, or outlook for fiscal year 2025, and other financial items; any statements of the strategies, plans and objectives of management for future operations; expectations in connection with the Company's previously announced business optimization plan; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements can be identified by their use of such words as "may," "will," "estimate," "intend," "continue," "believe," "expect," or "anticipate" and similar references to future periods.

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

  Information about our business strategies, financial results and metrics for investors;

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

We operate on a fiscal year ending June 30. For example, reference to fiscal year 2024 refers to the fiscal year ended June 30, 2024. All references to financial statements in this report refer to the consolidated financial statements of our parent company, Dynatronics Corporation, and our wholly-owned subsidiaries, Bird & Cronin, LLC and Hausmann Enterprises, LLC.

Our Products

We sell products that we manufacture or which are manufactured by Dynatronics, its subsidiaries, or contract manufacturers.

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

Sales Mix among Key Products

No single product accounted for more than 10% of total revenues in fiscal years 2024 or 2023. Sales of product we manufacture or are manufactured by our contract manufacturers represented approximately 98% of total product sales, excluding freight and other revenue, in fiscal years 2024 and 2023.

Patents and Trademarks

Patents. We own a United States patent on our thermoelectric technology that will remain in effect until February 2033. We also hold a United States patent on our combination traction/phototherapy technology that will remain in effect until December 2026, and a United States patent on our phototherapy technology that will remain in effect until August 2025.

Trademarks and Copyrights. We own trademarks used in our business, particularly marks relating to our corporate and product names. United States trademark registrations that are significant to our business include Dynatron®, Dynatron Solaris®, Bird & Cronin®, Hausmann®, and PROTEAM™.,

Federal registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with a similar product in the same channels of trade by any third party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs. We may register additional trademarks in countries where our products are or may be sold in the future. Protection of registered trademarks in some jurisdictions may not be as extensive as the protection provided by registration under U.S. law. Trademark protection continues in some countries so long as the trademark is used, and in other countries, so long as the trademark is registered. Trademark registration is for fixed terms and can be renewed indefinitely. Our print materials are also protected under copyright laws, both in the United States and internationally.

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

Customers and Markets

We sell products to licensed practitioners such as orthopedists, physical therapists, chiropractors, and athletic trainers. Our customers also include professional sports teams and universities, sports medicine specialists, post-acute care facilities, hospitals, clinics, retail distributors and equipment manufacturer ("OEM") partners. We utilize a network of over 300 independent dealers throughout the United States. Most dealers purchase and take title to the products, which they then sell to end users. In addition, we utilize a network of independent sales representatives combined with a small number of targeted direct sales representatives.

We have entered into agreements with independent clinics and hospitals, regional and national chains of physical therapy clinics and hospitals, integrated delivery networks, group purchasing organizations ("GPOs"), and government agencies. We sell products directly to these clinics, hospitals, and groups pursuant to preferred pricing arrangements. In fiscal year 2024, three major customers were responsible for 13.0%, 12.7%, and 12.7% of our total net sales. Two major customers were responsible for 11.6% and 10.4% of our total net sales in fiscal year 2023.

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

Regulatory Matters

The manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products are subject to regulation by numerous international, national and local governmental agencies in the United States and other countries. In the United States, the FDA regulates some of our products pursuant to the Medical Device Amendment of the Food, Drug, and Cosmetic Act, or FD&C Act, and regulations promulgated under the FD&C Act. Advertising and other forms of promotion (including claims) and methods of marketing of the products are subject to regulation by the FDA and by the Federal Trade Commission, or FTC, under the Federal Trade Commission Act, as applicable.

As a medical device manufacturer, we are required to register with the FDA and are subject to inspection for compliance with the FDA's Quality Systems Regulations, as applicable. These regulations require us to manufacture our products and maintain related documents in a prescribed manner with respect to manufacturing, testing, and control activities. Further, we are required to comply with various FDA requirements for reportable events involving our devices. The FD&C Act and its medical device reporting regulations require us to provide information to the FDA if allegations are made that one of our products has caused or contributed to a death or serious injury, or if a malfunction of a product would likely cause or contribute to death or serious injury. The FDA also prohibits an approved device from being marketed for unapproved uses. All of our therapeutic treatment devices, as currently designed, are cleared for marketing under section 510(k) of the Medical Device Amendment to the FD&C Act, or are considered 510(k) exempt. If a device is subject to section 510(k) clearance requirements, the FDA must receive pre-market notification from the manufacturer of its intent to market the device. The FDA must find that the device is substantially equivalent to a legally marketed predicate device before the agency will clear the new device for marketing.

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

The Food and Drug Administration Amendments Act of 2007 and the Food and Drug Administration Safety and Innovation Act of 2012 amended the FD&C Act to require the FDA to promulgate regulations to implement a unique device identification ("UDI") system. The UDI rule phased in the implementation of the UDI regulations, generally beginning with the highest-risk devices (i.e., Class III medical devices) and ending with the lowest-risk devices. Most compliance dates were reached as of September 24, 2018, with a final set of requirements for low-risk devices being reached on September 24, 2022 (extended to December 8, 2022). The UDI regulations require "labelers" to include unique device identifiers ("UDIs"), with a content and format prescribed by the FDA and issued under a system operated by an FDA-accredited issuing agency, on the labels and packages of medical devices, and to directly mark certain devices with UDIs. The UDI regulations also require labelers to submit certain information concerning UDI-labeled devices to the FDA, much of which information is publicly available on an FDA database, the Global Unique Device Identification Database. The UDI regulations and subsequent FDA guidance regarding the UDI requirements provide for certain exceptions, alternatives and time extensions. For example, the UDI regulations include a general exception for Class I devices exempt from the Quality System Regulation (other than record-keeping and complaint files). Regulated labelers include entities such as device manufacturers, repackagers, reprocessors and relabelers that cause a device's label to be applied or modified, with the intent that the device will be commercially distributed without any subsequent replacement or modification of the label.

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

Employees

As of June 30, 2024, we employed 112 people, of which 111 were employed on a full-time basis. Certain of our employees (41 individuals) are subject to a collective bargaining agreement scheduled to expire in February 2025. We believe our labor relations with both union and non-union employees are satisfactory.

Item 1A. Risk Factors

In addition to the risks described elsewhere in this report and in certain of our other filings with the SEC, we have identified the following risks and uncertainties, among others, as risks that could cause our actual results to differ materially from those contemplated by us or by any forward-looking statement contained in this report. You should consider the following risk factors, in addition to the information presented elsewhere in this report, particularly under the heading "Cautionary Note Regarding Forward-Looking Statements," on page 2 of this report, and statements and disclosures contained in the sections "Part I, Item 1. Business," "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in the filings we make from time to time with the SEC, in evaluating us, our business and an investment in our securities. The fact that some of these risk factors may be the same or similar to those that we have included in other reports that we have filed with the SEC in past periods means only that the risks are present in multiple periods. We believe that many of the risks that are described here are part of doing business in the industry in which we operate and will likely be present in all periods. The fact that certain risks are endemic to the industry does not lessen their significance.

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

We are currently operating in a period of economic uncertainty, which has been significantly impacted by geopolitical instability due to the ongoing conflicts in Ukraine and in the Middle East and heightened tensions resulting from recent attacks on shipping vessels in the Red Sea. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy from any geopolitical tensions.

Although our business has not been materially impacted by the ongoing military conflicts to date, it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

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

We have a history of losses, and we may not sustain profitability in the future. Although we had net income in fiscal year 2021, we have incurred net losses for 12 of the 13 previous fiscal years. We cannot predict when we will again achieve profitable operations or that we will not require additional financing to fulfill our business objectives. We may not be able to increase revenue in future periods, and our revenue could decline or grow more slowly than we expect. We may incur significant losses in the future for many reasons, including due to the risks described in this report.

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

Our products are regulated by numerous government agencies, both inside and outside the United States. The impact of this factor on us is direct, to the extent we are subject to these laws and regulations, and indirect in that in a number of situations, even though we may not be directly regulated by specific healthcare laws and regulations, our products must be capable of being used by our customers in a manner that complies with those laws and regulations. The manufacture, distribution, marketing, and use of some of our products are subject to extensive regulation and increased scrutiny by the FDA and other regulatory authorities globally. Any new Class II product must undergo lengthy and rigorous testing and other extensive, costly and time-consuming procedures mandated by the FDA and foreign regulatory authorities. Changes to current Class II products may be subject to vigorous review, including additional 510(k) and other regulatory submissions, and marketing clearances are not certain. Our facilities must be registered prior to production and remain subject to inspection from time to time thereafter. Failure to comply with the requirements of the FDA or other regulatory authorities, including a failed inspection or a failure in our adverse event reporting system, could result in adverse inspection reports, warning letters, product recalls or seizures, monetary sanctions, injunctions to halt the manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant approvals or licenses, restrictions on operations or withdrawal of existing approvals and licenses. Any of these actions could cause a loss of customer confidence in us and our products, which could adversely affect our sales. The requirements of regulatory authorities, including interpretative guidance, are subject to change and compliance with additional or changing requirements or interpretative guidance may subject us or our products to further review, result in product launch delays or otherwise increase our costs.

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

The sale, marketing, and pricing of our products, and relationships with healthcare providers are under increased scrutiny by federal, state, and foreign government agencies.  Compliance with anti-kickback statutes, false claims laws, the FD&C Act (including as these laws relate to off-label promotion of products), and other healthcare related laws, as well as competition, data and patient privacy, and export and import laws, is under increased focus by the agencies charged with overseeing such activities, including the FDA, the Office of Inspector General ("OIG"), the Department of Justice ("DOJ") and the FTC. The DOJ and the SEC have increased their focus on the enforcement of the U.S. Foreign Corrupt Practices Act ("FCPA") described below under "Our commercial activities internationally are subject to special risks associated with doing business in environments that present a heightened corruption and trade sanctions risk." The laws and standards governing the promotion, sale, and reimbursement related to our products and laws and regulations governing our relationships with healthcare providers and governments can be complicated, are subject to frequent change and may be violated unknowingly. Violations or allegations of violations of these laws may result in large civil and criminal penalties, debarment from participating in government programs, diversion of management time, attention and resources and may otherwise have an adverse effect on our business, financial condition and results of operations. In the event of a violation, or the allegation of a violation of these laws, we may incur substantial costs associated with compliance or to alter one or more of our sales and marketing practices and we may be subject to enforcement actions which could adversely affect our business, financial condition and results of operations.

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

A significant percentage of our workforce is subject to a collective bargaining agreement. Approximately 46% of our workforce is subject to a collective bargaining agreement, which is subject to negotiation and renewal every three years. The current agreement is scheduled to expire in February 2025. Our inability to negotiate the renewal of this collective bargaining agreement, or any prolonged work stoppages, could have a material adverse effect on our business, results of operations, financial condition and cash flows. We cannot ensure that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor, or that a breakdown in such negotiations will not result in the disruption of our operations. In addition, employees who are not currently represented by labor unions may seek representation in the future. Although we have generally enjoyed good relations with both our union and non-union employees, if we are subject to labor actions, we may experience an adverse impact on our operating results.

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

Certain of the products we sell are subject to market and technological obsolescence. We currently offer approximately 2,500 products or variations of products. If our customers discontinue purchasing a given product, we might have to record expense related to the diminution in value of inventories we have in stock, and depending on the magnitude, that expense could adversely impact our operating results. From time to time, our customers discontinue purchasing our products and may do so at any time. We may be unable to effectively develop and market products against the products of our competitors in a highly competitive industry. Our present or future products could be rendered obsolete or uneconomical by technological advances by our competitors. Competitive factors include price, customer service, technology, innovation, quality, reputation and reliability. Our competition may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, have greater financial, marketing and other resources than us or be more successful in attracting potential customers, employees and strategic partners. Given these factors, we cannot guarantee that we will be able to continue our level of success in the industry.

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

Covenants in our loan documents may restrict our business and operations and if we cannot satisfy our covenants, our financial condition and results of operations could be adversely affected. On August 1, 2023, we entered into a Loan and Security Agreement (the "Loan Agreement") with Gibraltar Business Capital, LLC ("Lender"), to provide asset-based financing to be used for operating capital. Amounts available under the Loan Agreement are subject to a borrowing base calculation of up to a maximum availability of $7,500,000. The Loan Agreement contains certain affirmative, operating and financial covenants. These covenants could adversely affect our ability to operate our business, our liquidity or our results of operations. Our inability to comply with any of these covenants could result in a default, which could result in an increase to the applicable interest rate on all amounts borrowed, together with accrued interest and other fees, and could cause all amounts borrowed to become due and payable and could limit our ability to make future draws. If our indebtedness under the Loan Agreement were to be accelerated, we may not have sufficient cash available to repay the amounts due, and we may be forced to seek an amendment to the applicable loan terms or obtain alternative financing, which may not be available to us on acceptable terms, if at all. In addition, if we are unable to repay outstanding borrowings when due or upon an event of default, Lender would also have the right to proceed against the collateral granted to secure the indebtedness under the Loan Agreement. If Lender were to proceed against the collateral, any assets seized would no longer be available for use in our business, which would have a significant adverse effect on our business, financial condition and results of operations.

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

Our stock price has been volatile and we expect that it will continue to be volatile. For example, during the year ended June 30, 2024, the selling price of our common stock ranged from a high of $0.91 to a low of $0.25. The volatility of our stock price can be due to many factors, including:

  quarterly variations in our operating results;

  changes in the market's expectations about our operating results;

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

  news reports relating to trends in our markets;

  changes in laws and regulations affecting our business;

  material announcements by us or our competitors;

  material announcements by the manufacturers and suppliers we use;

  sales of substantial amounts of our common stock by our directors, executive officers or significant shareholders or the perception that such sales could occur; and

  general economic and political conditions such as trade wars and tariffs, recession, and acts of war or terrorism.

Investors in our securities may experience substantial dilution upon the conversion of preferred stock to common, exercise of stock options and warrants, future issuances of stock, grants of restricted stock and the issuance of stock in connection with acquisitions of other companies. Our articles of incorporation authorize the issuance of up to 100,000,000 shares of common stock and 50,000,000 shares of preferred stock. Our Board of Directors has the authority to issue additional shares of common and preferred stock up to the authorized capital stated in the articles of incorporation. The Board may choose to issue some or all of such shares of common or preferred stock to acquire one or more businesses or to provide additional financing in the future. As of June 30, 2024, we had outstanding a total of 1,992,000 shares of Series A 8% Convertible Preferred Stock (the "Series A Preferred"), and 1,359,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred"). The Series A Preferred and Series B Preferred shares are convertible into a total of 670,200 shares of common stock. The conversion of these outstanding shares of preferred stock would result in substantial dilution to our common shareholders. In addition, from time to time, we have issued and we expect we will continue to issue stock options or restricted stock grants or similar awards to employees, officers, and directors pursuant to our equity incentive award plans. Investors in our equity securities may expect to experience dilution as these awards vest and are exercised by their holders and as the restrictions lapse on the restricted stock grants. We also may issue stock or stock purchase warrants for the purpose of raising capital to fund our growth initiatives, in connection with acquisitions of other companies, or in connection with the settlement of obligations or indebtedness, which would result in further dilution of existing shareholders. The issuance of any such shares of common or preferred stock may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares of common stock or securities convertible into or exercisable for the purchase of common stock, such issuance also will cause a reduction in the proportionate ownership and voting power of all other shareholders and may result in a change in control of the Company.

The stock markets (including the OTC Venture Market, on which our common stock is traded) have experienced significant price and volume fluctuations. As a result, the market price of our common stock could be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our financial condition, operating performance or prospects. The market price of our common stock could be subject to wide fluctuations in response to a number of factors, including strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy.

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

The holders of the Series A and Series B Preferred are entitled to receive dividends on the Series A and Series B Preferred they hold and depending on whether these dividends are paid in cash or stock, the payment of such dividends will either decrease cash that is available to us to invest in our business or dilute the holdings of other shareholders. Our agreements with the holders of the Series A and Series B Preferred provide that they will receive quarterly dividends at 8%, subject to adjustment as provided in the applicable declarations of the rights and preferences of these series of preferred stock. We may under certain circumstances elect to pay these dividends in stock. Payment of the dividends in cash decreases cash available to us for use in our business and the use of shares of common stock to pay these dividends results in dilution of our existing shareholders. In fiscal year 2024, we issued approximately 1,600,000 shares for dividend payments with approximately 4,200,000 of shares outstanding to begin the year.

The concentration or potential concentration of equity ownership by Prettybrook Partners, LLC and its affiliates may limit your ability to influence corporate matters. As of June 30, 2024, Prettybrook Partners, LLC and its managing directors and affiliates (collectively "Prettybrook"), owned approximately 1,076,000 shares of common stock, 214,000 shares of Series A Preferred, and 60,000 shares of Series B Preferred. These securities represent approximately 23% of the voting power of our issued and outstanding equity securities. Under the terms of the Series A Preferred, by agreement with us and the remaining holders of the Series A Preferred, Prettybrook has the right to appoint up to three members of our Board of Directors (the "Preferred Directors") and has appointed a non-voting observer to the Board. This concentrated control could limit your ability to influence corporate matters and, as a result, we may take actions that some of our shareholders do not view as beneficial. In addition, such concentrated control could discourage others from initiating changes of control. In such cases, the perception of our prospects in the market and the market price of our common stock may be adversely affected.

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

Our ability to issue preferred stock could delay or prevent takeover attempts. As of June 30, 2024, we had 3,351,000 shares of convertible preferred stock outstanding and our Board of Directors has the authority to cause us to issue, without any further vote or action by the shareholders, up to approximately 46,649,000 additional shares of preferred stock, no par value per share, in one or more series, and to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series of preferred stock. In the event of issuance, the preferred stock could be used as a method of discouraging, delaying, deferring or preventing a change in control without further action by the shareholders, even where shareholders might be offered a premium for their shares. Although we have no present intention to issue any shares of our preferred stock, we may do so in the future under appropriate circumstances.

As of the open of business on July 9, 2024, our common stock ceased trading on the NASDAQ Capital Market and began trading on the OTCQB Venture Market (the "OTCQB"). This change could cause trading of our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and we could face significant material adverse consequences, including: a limited availability of market quotations for our securities; reduced liquidity with respect to our securities; a determination that our shares are a "penny stock," which will require brokers trading in our securities to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities; a reduced amount of news and analyst coverage for our Company; and a decreased ability to issue additional securities or obtain additional financing in the future. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock and would substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

In addition to the foregoing, the application of the "penny stock" rules could adversely affect the market price of our common stock and increase the transaction costs to sell those shares. The SEC has adopted regulations which generally define a "penny stock" as an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The SEC's penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that before a transaction in a penny stock occurs, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's agreement to the transaction. If applicable in the future, these rules may restrict the ability of brokers-dealers to sell our common stock and may affect the ability of investors to sell their shares, until our common stock no longer is considered a penny stock.

We may pursue certain strategies that result in the deregistration of our common stock under the Exchange Act, which could negatively affect the liquidity and trading prices of our common stock and would result in less disclosure about the Company. We are considering various strategies to reduce expenses and provide greater flexibility to management to focus more of its time and the Company's resources on strengthening our core business, exploring strategic transactions, and pursuing our long-term objectives. Given the cost and resource demands of being a public company, such strategies include certain transactions that may result in the Company "going dark," or discontinuing our obligation to make periodic filings with the SEC, by deregistering our securities with the SEC. While no decision has been made, should we ultimately pursue such a course, there would be a substantial decrease in disclosure by us of our operations and prospects, and a potential decrease in the liquidity in our common stock even though stockholders may still continue to trade our common stock on an over-the-counter market. As a result of going dark, investors may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock, and the ability of our stockholders to sell our common stock in the secondary market may be materially limited. Further, the market's interpretation of our motivation for going dark could vary from cost savings, to negative changes in our prospects, to serving insider interests, all of which may affect the overall price and liquidity of our common stock.

In the event of a reverse stock split, the number of authorized but unissued shares will not change, while the number of issued shares decreases, effectively increasing the number of shares of common stock available for future issuance and potential dilution to existing shareholders. Our Articles of Incorporation presently authorize 100,000,000 shares of Common Stock and 50,000,000 shares of blank check preferred stock, no par value per share. A reverse stock split would not change the number of authorized shares of the common stock, although a reverse stock split would decrease the number of issued and outstanding shares of common stock. Therefore, because the number of issued and outstanding shares of common stock would decrease, the number of shares of common stock remaining available for issuance by us in the future would increase.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Failures in, material damage to, or interruptions in our information technology systems, including as a result of cyber-attacks, and difficulties in updating our existing software or developing or implementing new software, could have a material adverse effect on our business or results of operations. We depend increasingly on our information technology systems in the conduct of our business. For example, we own, license or otherwise contract for technology and systems to do business with customers, including for order entry and fulfillment, processing and payment, product shipping and product returns. We also maintain internal and external communications, product inventory, supply, production and enterprise management, and personnel information on information systems. Our information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches and natural and man-made disasters. In particular, from time to time we and third parties who provide services for us experience cyber-attacks, attempted breaches of our or their information technology systems and networks or similar events, which could result in a loss of sensitive business or customer information, systems interruption or the disruption of our operations. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and may be difficult to detect for long periods of time, and accordingly we may be unable to anticipate and prevent all data security incidents. Like many businesses, our systems come under frequent attack from third parties. We are required to expend capital and other resources to protect against such cyber-attacks and potential security breaches or to alleviate problems caused by such potential breaches or attacks. Despite the constant monitoring of our technology systems and hiring of specialized third parties to identify and address any vulnerabilities through implementation of network security measures, it is possible that computer programmers and hackers, or even internal users, may be able to penetrate, create systems disruptions or cause shutdowns of our network security or that of third-party companies with which we have contracted. As a result, we could experience significant disruptions of our operations and incur significant expenses addressing problems created by these breaches. Such unauthorized access could disrupt our business and could result in a loss of revenue or assets and any compromise of customer information could subject us to customer or government litigation and harm our reputation, which could adversely affect our business and growth.

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program utilizes the CIS Critical Security Controls framework, as a guide to help identify, assess, and manage cybersecurity risks relevant to our business. This does not imply that we meet any particular technical standards, specifications, or requirements.

Our cybersecurity risk management program includes the following key elements, among others:

  risk assessments designed to help identify material cybersecurity risks to our critical systems and information;
  a team comprised of IT personnel responsible for directing (1) our cybersecurity risk assessment processes, (2) our security processes, and (3) our response to cybersecurity incidents;
  the periodic use of external cybersecurity service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
  cybersecurity awareness training; and
  a cybersecurity incident response plan to respond to cybersecurity incidents.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board considers cybersecurity risk as critical to the enterprise and delegates the cybersecurity risk oversight function to the Audit Committee. The Audit Committee oversees management's design, implementation and enforcement of our cybersecurity risk management program. The Audit Committee receives reports from our Chief Information Officer. Our Chief Information Officer, who works closely with and supervises our IT team, has overall responsibility for assessing and managing any material risks from cybersecurity threats.

Item 2. Properties

We lease an 85,000 square-foot manufacturing, warehouse, and office facility in Eagan, Minnesota, which houses our corporate headquarters and principal executive offices. Lease payments are $50,000 per month. The original term of the lease was for three years, commencing in October 2017. The lease provided for two, two-year optional extensions, and a third optional extension of fifteen months with lease payments of $54,000. We have extended the term of the lease through December 2025. The landlord includes stockholders and previous owners of the Bird & Cronin assets and operations acquired in 2017. The lease was negotiated at arms' length as part of the Bird & Cronin acquisition. We believe that the terms of the agreement are commercially reasonable for the market in which the facility is located.

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

We lease a 36,000 square-foot manufacturing, warehouse, and office facility in Cottonwood Heights, Utah. We sold the building in August 2014, and now lease it back from the purchaser. The monthly lease payment is approximately $32,000 and the lease terminates in 2029. We account for the lease-back agreement as a finance lease which results in depreciation and implied interest expense each period, offset by an amortized gain on the sale of the property. Overall the net monthly occupancy cost of this lease is $40,000.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As discussed previously, since the open of business on July 9, 2024 our common stock has been quoted on the OTCQB (symbol: DYNT). Previous to such time, our common stock was traded on the NASDAQ Capital Market. The following table shows the range of high and low sales prices for our common stock as quoted on the NASDAQ system for the quarterly periods indicated (retroactively restated on a pro forma basis for the 1-for-5 reverse stock split of our common stock that we consummated in February 2023):

Fiscal Year Ended June 30,	2024		2023
	High	Low	High	Low
1st Quarter (July-September)	$0.91	$0.69	$4.30	$2.48
2nd Quarter (October-December)	$0.78	$0.47	$3.00	$1.50
3rd Quarter (January-March)	$0.73	$0.42	$2.73	$1.40
4th Quarter (April-June)	$0.65	$0.25	$1.62	$0.73

Outstanding Common Shares and Number of Shareholders

As of September 20, 2024, we had approximately 5,896,000 shares of common stock issued and outstanding and approximately 380 shareholders of record, not including shareholders whose shares are held in "nominee" or "street" name by a bank, broker or other holder of record.

Dividends

We have never paid cash dividends on our common stock. Our anticipated capital requirements are such that we intend to follow a policy of retaining earnings, if any, in order to finance the development of the business.

As of September 20, 2024, we had outstanding 1,992,000 shares of Series A Preferred and 1,359,000 shares of Series B Preferred. These series of preferred stock have rights and preferences that rank senior to or in certain circumstances, on par with, our common stock. The declarations of the rights and preferences of these series of preferred stock contain covenants that prohibit us from declaring and distributing dividends on our common stock without first making all distributions that are due to any senior securities. Dividends payable on the Series A and the Series B Preferred accrue at the rate of 8% per year and are payable quarterly. We may, at our option under certain circumstances, make distributions of these dividends in cash or in shares of common stock. When possible, we pay dividends on the Series A and Series B Preferred in shares of common stock. The formula for paying these dividends in common stock can change the effective yield on the dividend to more or less than 8% depending on the market price of the common stock at the time of issuance.

Sales of Equity Securities

We did not sell any shares of common stock during the years ended June 30, 2024 and 2023.

Purchases of Equity Securities

We did not purchase any shares of common stock during the year ended June 30, 2024 or in the prior 12 fiscal years.

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

Results of Operations

Fiscal Year 2024 Compared to Fiscal Year 2023

Net Sales

Net sales in fiscal year 2024 decreased $8,075,000, or 19.9%, to $32,534,000, compared to net sales of $40,609,000 in fiscal year 2023. The year-over-year decrease is primarily attributable to a reduction in overall volume for OEM customers and a general reduction in demand for the orthopedic soft bracing product category.

Gross Profit

Gross profit for the year ended June 30, 2024 decreased $2,515,000, or 24.8%, to $7,635,000, or 23.5% of net sales. By comparison, gross profit for the year ended June 30, 2023 was $10,150,000, or 25.0% of net sales. The decrease in gross profit as a percentage of net sales was driven by the reduction in net sales we previously discussed and by lower product margin rates in our orthopedic soft bracing category.

Selling, General, and Administrative Expenses

Selling, general, and administrative ("SG&A") expenses decreased $5,094,000, or 34.0%, to $9,908,000 for the year ended June 30, 2024, compared to $15,002,000 for the year ended June 30, 2023. The decrease in SG&A was driven primarily by a reduction in salaries and benefits, a decrease in sales expenses, and a reduction in corporate expenses.

Interest Expense, net

Interest expense, net increased approximately $300,000, or 254.2%, to $418,000 for the year ended June 30, 2024, compared to $118,000 for the year ended June 30, 2023. The increase in interest expense is primarily due to the Company's line of credit which was put into service on August 1, 2023.

Other Expense, net

Other expense, net increased approximately $3,000 to $6,000 for the year ended June 30, 2024, compared to other expense, net of $3,000 for the year ended June 30, 2023.

Loss Before Income Taxes

Pre-tax loss for the year ended June 30, 2024 was $2,698,000 compared to a loss of $4,973,000 for the year ended June 30, 2023. The change was primarily attributable to a decrease of $2,515,000 in gross profit, increase of $303,000 in net other expense, and a decrease of $5,094,000 in SG&A.

Net Loss

Net loss for the year ended June 30, 2024 was $2,698,000 compared to a net loss of $4,973,000 for the year ended June 30, 2023. The reasons for the change in net loss are the same as those given under the headings Loss Before Income Taxes in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders was $3,429,000 ($1.00 per share) for the year ended June 30, 2024, compared to a net loss of $5,664,000 ($1.46 per share) for the year ended June 30, 2023. The change for the year is due primarily to a $2,276,000 decrease in net loss, partially offset by a $40,000 increase in deemed dividends on convertible preferred stock and accretion of discounts.

Liquidity and Capital Resources

We have historically financed operations through cash from operating activities, available cash reserves, draws against the line of credit, and proceeds from the sale of our equity securities. As of June 30, 2024, we had $484,000 in cash and cash equivalents, compared to $399,000 as of June 30, 2023.

Working capital was $2,853,000 as of June 30, 2024, compared to working capital of $4,478,000 as of June 30, 2023. The current ratio was 1.4 to 1 as of June 30, 2024 and 1.6 to 1 as of June 30, 2023. Current assets were 40.7% of total assets as of June 30, 2024, and 41.3% of total assets as of June 30, 2023.

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

The Loan Agreement contains affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur or guarantee indebtedness, incur liens, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments, make changes in the nature of its business, and engage in transactions with affiliates. The Loan Agreement also contains financial covenants applicable to the Company and its subsidiaries, including a minimum fixed charge coverage ratio of 1.0 to 1.0 if excess availability is less than $1,000,000 of the borrowing base. Excess availability as submitted for June 28, 2024 was $2,081,931.

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

Proposed 2023 Reverse Stock Split

On October 9, 2023, the Company's board of directors unanimously approved and recommended that its shareholders (including holders of the Company's Series A 8% Convertible Preferred Stock and Series B Convertible Preferred Stock) approve at the annual meeting of shareholders the adoption of an amendment (the "Amendment") to the Company's Amended and Restated Articles of Incorporation to effect a reverse stock split of its common stock (the "Proposed Reverse Stock Split") at any whole number between, and inclusive of, one-for-five to one-for-ten. On December 7, 2023, during the "2023 Annual Meeting" the shareholders approved a resolution authorizing the board of directors the authority, but not the obligation, to file the Amendment to effect the Proposed Reverse Stock Split at any time within one year from the date of shareholder approval, with the exact ratio and timing of the Proposed Reverse Stock Split to be determined at the discretion of the board of directors. For additional information about the 2023 Annual Meeting and the Proposed Reverse Stock Split, please see the Company's Definitive Proxy Statement filed with the SEC on October 24, 2023.

Cash, Cash Equivalents and Restricted Cash

Our cash, cash equivalents and restricted cash position decreased $19,000 to $534,000 as of June 30, 2024, compared to $553,000 as of June 30, 2023. Primary uses of cash in the year ended June 30, 2024, included $1,610,000 of net cash used in operating activities, $243,000 of purchases of property and equipment, and $287,000 of principal payments on finance lease liabilities. Primary sources of cash included $2,122,000 provided by the line of credit.

Trade Accounts Receivable, net

Trade accounts receivable, net of allowance for credit losses, decreased approximately $277,000, or 7.4%, to $3,445,000 as of June 30, 2024, from $3,722,000 as of June 30, 2023. The decrease was driven primarily by a reduction in overall revenue and differences in the timing of collections around the end date of each respective quarter. Trade accounts receivable represents amounts due from our customers including dealers and distributors that purchase our products for redistribution, medical practitioners, clinics, hospitals, colleges, universities, and sports teams. We believe that our estimate of the allowance for credit losses is adequate based on our historical experience and relationships with our customers. Accounts receivable are generally collected within approximately 40 days of invoicing.

Inventories, net

Inventories, net of reserves, decreased $1,809,000, or 24.4%, to $5,594,000 as of June 30, 2024, compared to $7,403,000 as of June 30, 2023. The decrease was primarily due to steps taken to adjust inventory management in response to the impact of the uncertain operating environment on the global supply chain and right-sizing incoming material purchases to match demand. We believe that our estimate of the allowance for inventory obsolescence is adequate based on our analysis of inventory, sales trends, and historical experience.

Accounts Payable

Accounts payable decreased approximately $1,818,000 or 40.1%, to $2,712,000 as of June 30, 2024, from $4,530,000 as of June 30, 2023. The decrease was driven primarily by a decrease in inventory purchases and timing of payments.

Line of Credit

The outstanding balance of the line of credit was $2,122,000 as of June 30, 2024, compared to $0 as of June 30, 2023.

Finance Lease Liability

Finance lease liability as of June 30, 2024 and 2023 totaled approximately $1,732,000 and $2,018,000, respectively. Our finance lease obligations consist primarily of our Utah building lease. In conjunction with the sale and leaseback of our Utah building in August 2014, we entered into a 15-year lease, classified as a finance lease, originally valued at $3,800,000. The building lease asset is amortized on a straight-line basis over 15 years at approximately $252,000 per year. Total accumulated amortization related to the leased building is approximately $2,498,000 and $2,246,000 at June 30, 2024 and 2023, respectively. The sale generated a profit of $2,300,000, which is being recognized straight-line over the life of the lease at approximately $150,000 per year as an offset to amortization expense. The balance of the deferred gain is $777,000 and $928,000 as of June 30, 2024 and 2023, respectively. Lease payments, currently approximately $32,000, are payable monthly and increase annually by approximately 2% per year over the life of the lease. Imputed interest for the years ended June 30, 2024 and 2023 was approximately $102,000 and $116,000, respectively. In addition to the Utah building, we lease certain equipment pursuant to arrangements which have been determined to be finance leases. As of June 30, 2024, future minimum gross lease payments required under the finance leases were as follows:

2025	$412,342
2026	420,188
2027	428,200
2028	428,080
2029	424,800
Thereafter	71,032
Total	$2,184,642

Operating Lease Liability

Operating lease liability as of June 30, 2024 and 2023 totaled approximately $2,834,000 and $3,630,000, respectively. Our operating lease liability consists primarily of building leases for office, manufacturing, and warehouse space.

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

Stock Repurchase Plan

In 2011, our Board of Directors adopted a stock repurchase plan authorizing repurchases of shares in the open market, through block trades or otherwise. Decisions to repurchase shares under this plan are based upon market conditions, the level of our cash balances, general business opportunities, and other factors. The Board may periodically approve amounts for share repurchases under the plan. As of June 30, 2024, approximately $449,000 remained available under this authorization for purchases under the plan. No purchases have been made under this plan since 2011.

Critical Accounting Policies

This MD&A is based upon our Consolidated Financial Statements (see Part II, Item 8 below), which have been prepared in accordance with accounting principles generally accepted in ("US GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. We regularly review our estimates and assumptions. The SEC has requested that all registrants address their most critical accounting policies. The SEC has indicated that a "critical accounting policy" is one which is both important to the representation of the registrant's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We base our estimates on past experience and on various other assumptions our management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results will differ, and may differ materially from these estimates under different assumptions or conditions. Additionally, changes in accounting estimates could occur in the future from period to period. Our management has discussed the development and selection of our most critical financial estimates with the audit committee of our Board of Directors. The following paragraphs identify our most critical accounting policies:

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

  Current inventory quantities on hand;
  Product acceptance in the marketplace;
  Customer demand;
  Historical sales;
  Forecast sales;
  Product obsolescence;
  Strategic marketing and production plans;
  Technological innovations; and
  Character of the inventory as a distributed item, finished manufactured item or raw material.

Any modifications to estimates of inventory valuation reserves are reflected in cost of goods sold within the statements of operations during the period in which such modifications are determined necessary by management. As of June 30, 2024 and 2023, our inventory valuation reserve balance was approximately $590,000 and $496,000, respectively, and our inventory balance was $5,594,000 and $7,403,000, net of reserves, respectively.

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

Allowance for Credit Losses

We must make estimates of the collectability of accounts receivable. In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for credit losses. Our accounts receivable balance was $3,445,000 and $3,722,000, net of allowance for credit losses of $49,000 and $131,000 as of June 30, 2024 and 2023, respectively.

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

  future reversals of existing taxable temporary differences;

  future taxable income or loss, exclusive of reversing temporary differences and carryforwards;

  tax-planning strategies; and

  taxable income in prior carryback years.

We considered both positive and negative evidence in determining the continued need for a valuation allowance, including the following:

Positive evidence:

  Current forecasts indicate that we will generate pre-tax income and taxable income in the future. However, there can be no assurance that our strategic plans will result in profitability; and
  A majority of our tax attributes have indefinite carryover periods.

Negative evidence:

  We have twelve years of losses out of the last thirteen fiscal years as of June 30, 2024.

We place more weight on objectively verifiable evidence than on other types of evidence and management currently believes that available negative evidence outweighs the available positive evidence. We have therefore determined that we do not meet the "more likely than not" threshold that deferred tax assets will be realized. Accordingly, a valuation allowance is required. Any reversal of the valuation allowance in future periods will favorably impact our results of operations in the period of reversal. As of June 30, 2024 and 2023, we recorded a full valuation allowance against our net deferred income tax assets. As of June 30, 2024, the Company had federal and state operating loss carryforwards of $21.7 million and $10.5 million, respectively. The federal net operating loss carryforwards have carryforward periods that are indefinite or begin to expire in 2037. The state net operating loss carryforwards have carryforward periods that are indefinite or have various expirations.

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

We are confident that the steps we have taken will position the Company for success moving forward. In fiscal 2025, we are focused on executing our strategies as follows:

  Drive sales through enhancing our partnerships with key strategic accounts, demand generation, and continuing to deliver a superior customer experience;

  Increase our operating profitability through disciplined product portfolio management; and

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Dynatronics Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Dynatronics Corporation and subsidiaries (collectively, the "Company") as of June 30, 2024 and 2023, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2024 and 2023, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Tanner LLC

Salt Lake City, Utah

September 24, 2024

DYNATRONICS CORPORATION

Consolidated Balance Sheets

As of June 30, 2024 and 2023

	2024	2023
Assets
Current assets:
Cash and cash equivalents	$483,918	$398,797
Restricted cash	50,410	154,073
Trade accounts receivable, less allowance for credit losses of $48,997 and $131,403 as of June 30, 2024 and 2023, respectively	3,444,587	3,721,677
Other receivables	454,390	39,678
Inventories, net	5,593,974	7,403,194
Prepaid expenses	530,356	701,456

Total current assets	10,557,635	12,418,875

Property and equipment, net	1,969,413	2,448,282
Operating lease assets	2,831,417	3,631,780
Intangible assets, net	2,999,975	3,618,275
Goodwill	7,116,614	7,116,614
Other assets	465,505	829,049

Total assets	$25,940,559	$30,062,875

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$2,712,142	$4,529,703
Accrued payroll and benefits expense	566,443	877,781
Accrued expense	725,727	891,467
Warranty reserve	120,677	115,637
Line of credit	2,121,667	-
Current portion of finance lease liability	302,998	286,522
Current portion of deferred gain	150,448	150,448
Current portion of operating lease liability	1,004,808	1,075,690
Other liabilities	-	13,744

Total current liabilities	7,704,910	7,940,992

Finance lease liability, net of current portion	1,428,870	1,731,868
Deferred gain, net of current portion	626,866	777,314
Operating lease liability, net of current portion	1,829,608	2,554,450
Other liabilities	189,861	201,725

Total liabilities	11,780,115	13,206,349

Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value: Authorized 50,000,000 shares; 3,351,000 shares issued and outstanding as of June 30, 2024 and 2023, respectively	7,980,788	7,980,788
Common stock, no par value: Authorized 100,000,000 shares; 5,308,519 shares and 4,044,984 shares issued and outstanding as of June 30, 2024 and 2023, respectively	35,087,825	34,355,315
Accumulated deficit	(28,908,169	(25,479,577

Total stockholders' equity	14,160,444	16,856,526

Total liabilities and stockholders' equity	$25,940,559	$30,062,875

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION

Consolidated Statements of Operations
For the Years Ended June 30, 2024 and 2023

	2024	2023
Net sales	$32,533,965	$40,609,372
Cost of sales	24,898,987	30,459,270
Gross profit	7,634,978	10,150,102

Selling, general, and administrative expenses	9,908,026	15,001,765
Operating loss	(2,273,048)	(4,851,663)

Other expense:
Interest expense, net	(418,005)	(118,307)
Other expense, net	(6,666)	(3,398)
Net other expense	(424,671)	(121,705)

Loss before income taxes	(2,697,719)	(4,973,368)

Income tax provision	-	-

Net loss	(2,697,719)	(4,973,368)

Preferred stock dividend, in common stock, issued or to be issued	(730,873)	(690,976)

Net loss attributable to common stockholders	$(3,428,592)	$(5,664,344)

Net loss per common share:
Basic and diluted	$(1.00)	$(1.46)

Weighted average shares outstanding:
Basic and diluted	3,421,606	3,870,670

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION

Consolidated Statements of Stockholders' Equity

For the Years Ended June 30, 2024 and 2023

	Common stock		Preferred stock		Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	deficit	equity
Balance at June 30, 2022	3,639,663	$33,533,003	3,351,000	$7,980,788	$(19,815,233)	$21,698,558
Adjustment for fractional shares	7,224	-	-	-	-	-
Stock-based compensation	33,732	131,336	-	-	-	131,336
Preferred stock dividend, in common stock, issued or to be issued	364,365	690,976	-	-	(690,976)	-
Net loss	-	-	-	-	(4,973,368)	(4,973,368)
Balance at June 30, 2023	4,044,984	34,355,315	3,351,000	7,980,788	(25,479,577)	16,856,526
Stock-based compensation	31,633	1,637	-	-	-	1,637
Preferred stock dividend, in common stock, issued or to be issued	1,231,902	730,873	-	-	(730,873)	-
Net loss	-	-	-	-	(2,697,719)	(2,697,719)
Balance at June 30, 2024	5,308,519	$35,087,825	3,351,000	$7,980,788	$(28,908,169)	$14,160,444

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2024 and 2023

	2024	2023
Cash flows from operating activities:
Net loss	$(2,697,719)	$(4,973,368)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	685,406	726,386
Amortization of intangible assets	618,300	622,450
Loss on sale of property and equipment	41,389	-
Stock-based compensation	1,637	131,336
Change in allowance for credit losses	(82,406)	(116,821)
Change in allowance for inventory obsolescence	93,753	116,725
Amortization of deferred gain on sale/leaseback	(150,448)	(150,448)
Change in operating assets and liabilities:
Trade accounts receivable	359,496	1,811,188
Inventories	1,715,467	4,551,373
Prepaid expenses and other receivables	(243,612)	296,179
Other assets	363,544	(455,308)
Accounts payable, accrued expenses, and other current liabilities	(2,315,207)	(2,188,578)

Net cash (used in) provided by operating activities	(1,610,400)	371,114

Cash flows from investing activities:
Purchase of property and equipment	(243,287)	(186,854)

Net cash used in investing activities	(243,287)	(186,854)

Cash flows from financing activities:
Principal payments on long-term debt	-	(5,362)
Principal payments on finance lease liability	(286,522)	(327,345)
Net change in line of credit	2,121,667	-

Net cash provided by (used in) financing activities	1,835,145	(332,707)

Net change in cash, cash equivalents and restricted cash	(18,542)	(148,447)

Cash, cash equivalents and restricted cash at beginning of the period	552,870	701,317

Cash, cash equivalents and restricted cash at end of the period	$534,328	$552,870

Supplemental disclosure of cash flow information:
Cash paid for interest	$276,742	$244,421
Supplemental disclosure of non-cash investing and financing activities
Preferred stock dividend, in common stock, issued or to be issued	$730,873	$690,976
Operating lease right-of-use assets obtained in exchange for lease obligations	252,639	2,973,474
Finance lease right-of-use assets obtained in exchange for lease obligations	-	86,119

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION

Notes to Consolidated Financial Statements

June 30, 2024 and 2023

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Dynatronics Corporation ("Company," or "Dynatronics") is a leading medical device company committed to providing high-quality products designed to accelerate optimal health. The Company designs, manufactures, and sells a broad range of products for clinical use in physical therapy, rehabilitation, orthopedics, pain management, and athletic training. Through its distribution channels, Dynatronics markets and sells to orthopedists, physical therapists, chiropractors, athletic trainers, sports medicine practitioners, clinics, and hospitals.

Principles of Consolidation

The consolidated financial statements include the accounts and operations of Dynatronics Corporation and its wholly owned subsidiaries, Hausmann Enterprises, LLC and Bird & Cronin, LLC. The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP"). All significant intercompany account balances and transactions have been eliminated in consolidation.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all highly liquid investments with maturities of three months or less at the date of purchase. Also included within cash and cash equivalents are deposits in-transit from banks for payments related to third-party credit card and debit card transactions. Cash and cash equivalents totaled approximately $484,000 and $399,000 as of June 30, 2024 and 2023, respectively. Restricted cash totaled approximately $50,000 and $154,000 as of June 30, 2024 and 2023, respectively, and primarily consisted of a certificate of deposit.

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

Trade Accounts Receivable and Allowance for Credit Losses

Trade accounts receivable are recorded at the invoiced amount and do not bear interest, although finance charges may be applied to past due accounts. The Company maintains an allowance for credit losses in accordance with accounting standards update ("ASU") No. 2016-13. The Company evaluates its allowance based on expected losses rather than incurred losses, which is known as the current expected credit loss ("CECL") model. The allowance is determined using the loss rate approach and is measured on a collective (pool) basis when similar risk characteristics exist. Where financial instruments do not share risk characteristics, they are evaluated on an individual basis. The Company determines the allowance based on a combination of statistical analysis, historical collection patterns, customers' current credit worthiness, the age of account balances, and general economic conditions. Account balances are charged against the allowance when the potential for recovery is considered remote. Recoveries of accounts previously written off are recognized when payment is received.

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

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the difference between the carrying amount of the asset and the fair value of the asset. Assets to be disposed are separately presented in the balance sheet at the lower of net book value or fair value less estimated disposition costs and are no longer depreciated.
27

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

Weighted average outstanding options, warrants and convertible preferred stock for common shares are not included in the computation of diluted net loss per common share because they were anti-dilutive, totaled 503,566 and 978,201 for the years ended June 30, 2024 and 2023, respectively.

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
28

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

Proposed 2023 Reverse Stock Split

On October 9, 2023, the Company's board of directors unanimously approved and recommended that its shareholders (including holders of the Company's Series A 8% Convertible Preferred Stock and Series B Convertible Preferred Stock) approve at the annual meeting of shareholders the adoption of an amendment (the "Amendment") to the Company's Amended and Restated Articles of Incorporation to effect a reverse stock split of its common stock (the "Proposed Reverse Stock Split") at any whole number between, and inclusive of, one-for-five to one-for-ten. On December 7, 2023, during the "2023 Annual Meeting" the shareholders approved a resolution authorizing the board of directors the authority, but not the obligation, to file the Amendment to effect the Proposed Reverse Stock Split at any time within one year from the date of shareholder approval, with the exact ratio and timing of the Proposed Reverse Stock Split to be determined at the discretion of the board of directors. For additional information about the 2023 Annual Meeting and the Proposed Reverse Stock Split, please see the Company's Definitive Proxy Statement filed with the SEC on October 24, 2023.

Other Receivables

Other receivables consist of amounts due from our contract manufacturer for raw materials components provided for use in the production of our products. Payments are due from our contract manufacturer based on the usage of raw material components. As of June 30, 2024, other receivables included $443,000 due from our contract manufacturer.

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

As of June 30, 2024 and 2023, the Company had approximately $160,000 and $246,000, respectively, in cash and cash equivalents in excess of federally insured limits. The Company has not experienced any losses in such accounts. Certain of the Company's employees are covered by a collective bargaining agreement. As of June 30, 2024, approximately 46% of the Company's employees were covered by a collective bargaining agreement scheduled to expire in 2025.

For the year ended June 30, 2024, the Company had two customers that represented 29% and 11% of net accounts receivable.

Operating Segments

The Company operates in one line of business: the development, manufacturing, marketing, and distribution of a broad line of medical products for the orthopedic, physical therapy and similar markets. As such, the Company has only one reportable operating segment.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in accordance with U.S. GAAP. Significant items subject to such estimates and assumptions include the impairment and useful lives of long-lived assets; receivable valuation allowances for credit losses, deferred income taxes, and obsolete inventories; accrued product warranty costs; and fair values of assets acquired and liabilities assumed in an acquisition. Actual results could differ from those estimates.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. Public business entities classified as smaller reporting companies were required to apply the provision of ASU 2016-13 with annual reporting periods after December 15, 2022. The Company adopted the standard as of July 1, 2023 and the adoption of this guidance did not have a material impact on its consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impact the adoption of this guidance will have on its condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)-Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. Public business entities are required to adopt for annual fiscal periods beginning after December 15, 2024 and early adoption is permitted. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.

The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 2. Inventories

Inventories consist of the following as of June 30:

	2024	2023
Raw materials	$3,596,287	$4,693,634
Work in process	315,075	66,359
Finished goods	2,272,295	3,139,131
Inventory reserve	(589,683)	(495,930)
	$5,593,974	$7,403,194

Included in cost of goods sold for the years ended June 30, 2024 and 2023, are inventory write-offs of approximately $158,000 and $254,000, respectively. The write-offs reflect inventories related to discontinued product lines, excess repair parts, product rejected for quality standards, and other non-performing inventories.

Note 3. Property and Equipment

Property and equipment consist of the following as of June 30:

	2024	2023
Buildings	$4,134,200	$3,958,046
Machinery and equipment	2,016,035	2,007,286
Office equipment	414,660	417,746
Computer equipment	843,121	826,126
	7,408,016	7,209,204
Less accumulated depreciation and amortization	(5,438,603)	(4,760,922)
	$1,969,413	$2,448,282

Depreciation expense for the years ended June 30, 2024 and 2023 was $680,767 and $421,514, respectively.

Included in the above caption, "Buildings" as of June 30, 2024 and 2023 is a building lease that is accounted for as a finance lease asset (see Notes 6 and 7) with a gross value of $3,800,000.

Note 4. Intangible Assets

Identifiable intangible assets, other than goodwill, consisted of the following as of and for the years ended June 30, 2024 and 2023:

	Trade name - indefinite life	Non-compete covenant	Customer relationships	Total
Gross carrying amount
June 30, 2022	$1,084,000	$438,000	$6,183,000	$7,705,000
Additions	-	-	-	-
Disposals	-	-	-	-
June 30, 2023	$1,084,000	$438,000	$6,183,000	$7,705,000

Accumulated Amortization
June 30, 2022	$-	$433,850	$3,030,425	$3,464,275
Additions	-	4,150	618,300	622,450
Disposals	-	-	-	-
June 30, 2023	-	438,000	3,648,725	4,086,725
Net book value at June 30, 2023	$1,084,000	$-	$2,534,275	$3,618,275

	Trade name - indefinite life	Non-compete covenant	Customer relationships	Total
Gross carrying amount
June 30, 2023	$1,084,000	$438,000	$6,183,000	$7,705,000
Additions	-	-	-	-
Disposals	-	-	-	-
June 30, 2024	$1,084,000	$438,000	$6,183,000	$7,705,000

Accumulated Amortization
June 30, 2023	$-	$438,000	$3,648,725	$4,086,725
Additions	-	-	618,300	618,300
Disposals	-	-	-	-
June 30, 2024	-	438,000	4,267,025	4,705,025
Net book value at June 30, 2024	$1,084,000	$-	$1,915,975	$2,999,975

Amortization expense associated with the intangible assets was $618,300 and $622,450 for the fiscal years ended June 30, 2024 and 2023, respectively. Estimated future amortization expense for the identifiable intangible assets is expected to be as follows for the years ending June 30:

2025	$618,300
2026	618,300
2027	571,549
2028	107,826
Total	$1,915,975

Note 5. Debt

As of June 30, 2024 and 2023, the line of credit was $2,121,667 and $0, respectively, net of unamortized closing fees of $190,030 and $0, respectively.

On August 1, 2023, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Gibraltar Business Capital, LLC ("Lender"), to provide asset-based financing to the Company to be used for operating capital. Amounts available under the Loan Agreement (the "Revolving Loans") are subject to a borrowing base calculation of up to a maximum availability of $7,500,000 (the "Revolving Loan Commitment") and bear interest at SOFR plus 5.00% (10.3% as of June 30, 2024). The Company paid a closing fee of 1.00% of the Revolving Loan Commitment and the line is subject to a monthly unused line fee in an annualized amount equal to 0.50% on the difference between the Revolving Loan Commitment and the average outstanding principal balance of the Revolving Loans for such month. The maturity date is three years from the date of the promissory note evidencing the Revolving Loans, subject to extension in accordance with the terms of the Loan Agreement.

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

Note 6. Leases

Leases recorded on the balance sheets consist of the following:

		June 30, 2024	June 30, 2023
Lease Assets	Classification on the Balance Sheet
Operating lease assets	Operating lease assets, net	$2,831,417	$3,631,780
Finance lease assets	Property and equipment, net	1,365,860	1,633,450

Lease Liabilities
Current
Operating	Current portion of operating lease liability	$1,004,808	$1,075,690
Finance	Current portion of finance lease liability	302,998	286,522
Noncurrent
Operating	Operating lease liability, net of current portion	$1,829,608	$2,554,450
Finance	Finance lease liability, net of current portion	1,428,870	1,731,868

Other information related to lease term and discount rate is as follows:

	June 30, 2024	June 30, 2023
Weighted Average Remaining Lease Term
Operating leases	3.3 years	4.0 years
Finance leases	4.4 years	6.1 years
Weighted Average Discount Rate
Operating leases	9.2%	8.5%
Finance leases	4.8%	5.6%
32

The components of lease expense are as follows:

		Year Ended June 30, 2024	Year Ended June 30, 2023
Operating lease cost	Classification on the Statement of Operations
Operating lease cost	Cost of sales	$433,065	$418,306
Operating lease cost	Selling, general, and administrative expenses	582,772	660,052
Short term lease cost	Selling, general, and administrative expenses	3,079.00	-

Finance lease cost
Amortization of finance lease assets	Cost of sales	125,967	141,287
Amortization of finance lease assets	Selling, general, and administrative expenses	140,674	169,444
Interest on finance lease liabilities	Interest expense, net	105,591	119,639
Total lease cost		$1,391,148	$1,508,728

Future minimum lease payments as of June 30, 2024, are summarized as follows:

	Operating Lease	Finance Lease
Year ending June 30
2025	$1,193,856	$412,342
2026	760,268	420,188
2027	776,063	428,200
2028	591,171	428,080
2029	-	424,800
Thereafter	-	71,032
Total future minimum lease payments	3,321,358	2,184,642
Less imputed interest	(486,942)	(452,774)
Total present value of lease liabilities	$2,834,416	$1,731,868

The Company has exercised the option to extend the term of the New Jersey facility operating lease by five years through March 31, 2028. For the Minnesota facility operating lease, the Company exercised an extension for six months through April 2024, and subsequently another extension through December 2025. The annual minimum lease payments for the New Jersey and Minnesota facilities are approximately $745,000 and $449,000, respectively.

The Company leases office, manufacturing and warehouse facilities in Northvale, New Jersey, and Eagan, Minnesota from employees, shareholders, and entities controlled by shareholders, who were previously principals of businesses acquired by the Company. The combined expenses associated with these related-party transactions totaled $1,339,252 and $1,078,685 for the years ended June 30, 2024 and 2023, respectively.

Note 7. Deferred Gain

On August 8, 2014, the Company sold the property that houses its operations in Utah and leased back the premises for a term of 15 years. The sale price was $3,800,000.

The sale of the building resulted in a $2,269,255 gain, which is recorded in the consolidated balance sheets as deferred gain that is being recognized as an offset to amortization in selling, general and administrative expenses over the 15-year life of the lease on a straight-line basis. The balance of the deferred gain was as follows as of June 30:

	2024	2023
Balance of deferred gain	$777,314	$927,762
Less current portion	(150,448)	(150,448)
Deferred gain, net of current portion	$626,866	$777,314

Note 8. Income Taxes

The income tax benefit (provision) are as follows for the year ended June 30, 2024:

	Current	Deferred	Total
2024:
U.S. federal	$-	$-	$-
State and local	11,543	(11,543)	-
	$11,543	$(11,543)	$-

For the year ended June 30, 2023, there was no U.S. federal, state, or local income tax benefit (provision).

The components of the Company's income tax benefit are as follows for the years ended June 30:

	2024	2023
Expected tax benefit	$566,521	$1,044,407
State taxes, net of federal tax benefit	97,884	156,392
Valuation allowance	(664,480)	(1,173,848)
Incentive stock options	1,657	(22,330)
Other, net	(1,582)	(4,621)
	$-	$-

The Company's deferred income tax assets and (liabilities) related to the tax effects of temporary differences are as follows as of June 30:

	2024	2023
Net deferred income tax assets (liabilities):
Inventory capitalization for income tax purposes	$28,642	$43,155
Inventory reserve	145,227	120,153
Accrued employee benefit reserve	40,164	43,088
Warranty reserve	29,720	28,016
Interest expense limitation	339,509	233,416
Allowance for credit losses and other	35,918	85,351
Property and equipment, principally due to differences in depreciation	108,025	27,883
Research and development credit carryover	574,022	574,022
Deferred gain on sale lease-back	191,436	224,777
Operating loss carry forwards	5,388,117	4,719,831
Valuation allowance	(6,884,228)	(6,104,053)
Capitalized research and development	3,448	4,361
Total deferred income tax assets (liabilities)	$-	$-

Quarterly, the Company assesses the likelihood by jurisdiction that its net deferred income tax assets will be recovered. Based on the weight of all available evidence, both positive and negative, the Company records a valuation allowance against deferred income tax assets when it is more-likely-than-not that a future tax benefit will not be realized. When there is a change in judgment concerning the recovery of deferred income tax assets in future periods, a valuation allowance is recorded into earnings during the quarter in which the change in judgment occurred. As of June 30, 2024 and 2023, the Company has established a full valuation allowance.

As of June 30, 2024, the Company had federal and state operating loss carryforwards of $21.7 million and $10.5 million, respectively. The federal net operating loss carryforwards have carryforward periods that are indefinite or begin to expire in 2037. The state net operating loss carryforwards have carryforward periods that are indefinite or have various expirations. The Company has no uncertain tax positions as of June 30, 2024.

Note 9. Major Customers

During the fiscal year ended June 30, 2024, more than 10% of the Company's total net sales were generated from the following customers:

2024
Customer A	$4,231,329
Customer B	4,115,309
Customer C	4,109,881

Note 10. Common Stock and Common Stock Equivalents

The Company maintains an equity incentive plan for the benefit of employees. On December 3, 2018, the shareholders approved the 2018 equity incentive plan ("2018 Equity Plan"), setting aside 120,000 shares of common stock. On December 10, 2020, the shareholders approved a new 2020 equity incentive plan ("2020 Equity Plan"), setting aside 200,000 shares of common stock. Shares remaining available under the 2018 Equity Plan are eligible for use under the 2020 Equity Plan. Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other share-based awards may be granted under the plans including performance-based awards. As of June 30, 2024, 194,451 shares of common stock (including shares previously available under the 2018 Equity Plan) remained authorized and reserved for issuance, but were not granted under the terms of the 2020 Equity Plan.

For the year ended June 30, 2024, the Company granted 20,000 shares of restricted common stock to directors in connection with compensation agreements and 11,633 shares to employees. For the year ended June 30, 2023, the Company granted 10,000 shares of restricted common stock to directors in connection with compensation arrangements and 26,048 shares to employees.

The Company did not grant any options for the purchase of shares of common stock under its equity incentive plans during fiscal years 2024 and 2023, respectively.

The following table summarizes the Company's stock option activity during the reported fiscal years:

	2024			2023
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Number of shares	Weighted average exercise price

Options outstanding at beginning of the year	28,000	$7.80	3.75 years	28,000	$7.80
Options granted	-	n/a		-	n/a
Options canceled or expired	28,000	n/a		-	n/a

Options outstanding at end of the year	-	n/a	n/a	28,000	$7.80

Options exercisable at end of the year	-	n/a		22,250	$8.26

Range of exercise prices at end of the year		n/a			$4.65 - 13.50

The Company recognized $1,637 and $131,336 in stock-based compensation for the years ended June 30, 2024 and 2023, respectively, which is included in selling, general, and administrative expenses in the consolidated statements of operations. The stock-based compensation includes amounts for both restricted stock and stock options.

As of June 30, 2024, there is no unrecognized stock-based compensation cost that is expected to be expensed over the next two years.

No options were exercised during fiscal years 2024 and 2023. The aggregate intrinsic value of the outstanding options as of both June 30, 2024 and 2023 was $0.

Note 11. Convertible Preferred Stock and Common Stock Warrants

As of June 30, 2024, the Company had issued and outstanding a total of 1,992,000 shares of Series A 8% Convertible Preferred Stock ("Series A Preferred") and 1,359,000 shares of Series B Convertible Preferred Stock ("Series B Preferred"). The Series A Preferred and Series B Preferred are convertible into a total of 670,200 shares of common stock. Dividends payable on these preferred shares accrue at the rate of 8% per year and are payable quarterly in stock or cash at the option of the Company. The Company generally pays the dividends on the preferred stock by issuing shares of our common stock. The formula for paying these dividends using common stock in lieu of cash can change the effective yield on the dividend to more or less than 8% depending on the market price of the common stock at the time of issuance. Certain redemption rights are attached to the Series A Preferred and Series B Preferred, but none of the redemption rights for cash are deemed outside the control of the Company. The redemption rights deemed outside the control of the Company require common stock payments or an increase in the dividend rate. The Series A Preferred and Series B Preferred includes a liquidation preference under which investors would receive cash equal to the stated value of their stock plus unpaid dividends. A forced conversion can be initiated based on a formula related to share price and trading volumes.

As of June 30, 2024, the Company had no warrants to issued and outstanding. During the year ended June 30, 2024 a total of 280,001 warrants expired.

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

The Company chose to pay preferred stock dividends by issuing common shares valued at $730,873 in fiscal year 2024 and $690,976 in fiscal year 2023. At June 30, 2024, there was $158,906 in accrued dividends payable for the quarter ended June 30, 2024, which were paid by issuing 575,745 shares of common stock in July 2024.

In case of liquidation, dissolution or winding up of the Company, preferred stock has preferential treatment beginning with the Series A Preferred, then the Series B Preferred. After preferential amounts, if any, to which the holders of preferred stock may be entitled, the holders of all outstanding shares of common stock shall be entitled to share ratably in the remaining assets of the Company. The liquidation preference is as follows:

	Shares Designated	Shares Outstanding	Liquidation Value/ Preference
Series A Preferred	2,000,000	1,992,000	$4,980,000
Series B Preferred	1,800,000	1,359,000	3,397,500

In case of certain change in control transactions, , and certain other triggering events identified in Section 9 the Certificates of Designations, Preferences, and Rights of the Series A and Series B Preferred Stock, holders of Series A and Series B Preferred Stock have the right to require the Company to redeem their shares of such preferred stock at a redemption price equal to 130% of the stated value of the shares. The aggregate redemption payment that would result from a triggering event, assuming full exercise of such redemption rights by the holders of the Series A and Series B Preferred Stock, is as follows:

	Shares Designated	Shares Outstanding	Triggering Redemption Value
Series A Preferred	2,000,000	1,992,000	$6,474,000
Series B Preferred	1,800,000	1,359,000	4,416,750
35

Note 12. Employee Benefit Plan

The Company has deferred savings plans which qualify under Internal Revenue Code Section 401(k). The plans covers all employees of Dynatronics Corporation who are age 21 or older. For fiscal year 2024 and 2023, the Company made matching contributions of 50% of the first 6% of each employee's contribution up to a maximum of $3,000, with a four-year vesting schedule. Contributions to the plan for fiscal years 2024 and 2023 were $73,112 and $241,139, respectively. Matching contributions for future years are at the discretion of the Board of Directors.

Note 13. Liquidity and Capital Resources

As of June 30, 2024, the Company had $483,918 in cash and cash equivalents, compared to $398,797 as of June 30, 2023. The Company believes that its existing revenue stream, cash flows from consolidated operations, and current capital resources provide sufficient liquidity to fund operations through at least September 30, 2025.

To fully execute on its business strategy of acquiring other entities, the Company will need to raise additional capital. Absent additional financing, the Company may have to curtail its current acquisition strategy.

As discussed in Note 5, on August 1, 2023, the Company entered into a Loan and Security Agreement which is expected to provide additional operating capital to the Company.

Note 14. Revenue

As of June 30, 2024 and 2023, the rebate liability was $263,959 and $191,459, respectively. The rebate liability is included in accrued expenses in the accompanying consolidated balance sheets. As of June 30, 2024 and 2023, the allowance for sales discounts was $13,814 and $13,589, respectively. The allowance for sales discounts is included in trade accounts receivable, less allowance for credit losses in the accompanying consolidated balance sheets.

The following table disaggregates revenue by major product category:

	Year Ended June 30,
	2024	2023
Physical Therapy and Rehabilitation Products	$16,395,499	$22,056,592
Orthopedic Soft Bracing Products	16,055,785	18,450,062
Other	82,681	102,718
	$32,533,965	$40,609,372

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2024, our disclosure controls and procedures were effective, at a reasonable assurance level, to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2024. In making this assessment, management used the criteria that have been set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting as of June 30, 2024 is effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the fiscal quarter ended June 30, 2024, none of our directors or officers informed us of the adoption, modification or termination of a "Rule 10b-5 trading arrangement" or "non-Rule 10b-5 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

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

(b)	Exhibit Listing.

An index of exhibits incorporated by reference or filed with this Annual Report on Form 10-K is provided below.

Exhibit Number	Description of Exhibit	Filing Reference
3.1	Amended and Restated Articles of Incorporation of Dynatronics Corporation	Exhibit 3.1 to Registration Statement on Form S-3 filed January 27, 2017
3.2	Certificate Designating the Preferences, Rights, and Limitations of the Series A 8% Convertible Preferred Stock of the Registrant (Corrected)	Exhibit 3.1 to Current Report on Form 8-K, (File No. 000-12697) filed July 1, 2015
3.3	Certificate Designations, Preferences and Rights of the Series B Convertible Preferred Stock of Dynatronics Corporation	Exhibit 3.1 to Current Report on Form 8-K filed April 4, 2017
3.4	Articles of Amendment to Amended and Restated Articles of Incorporation of Dynatronics Corporation	Exhibit 3.1 to Current Report on Form 8-K filed February 1, 2023
3.5	Amended and Restated Bylaws of Dynatronics Corporation	Exhibit 3.2 to Current Report on Form 8-K filed July 22, 2015
4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Current Report on Form 8-K filed February 1, 2023
4.2	Specimen Series A 8% Convertible Preferred Stock Certificate	Exhibit 4.2 on Registration Statement on Form S-3 (file no. 333-205934) filed July 29, 2015
4.3	Specimen Series B Convertible Preferred Stock Certificate	Exhibit 4.2 on Registration Statement on Form S-3 (file no. 333-217322) filed April 14, 2017
4.4	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934	Filed herewith
10.1	Dynatronics Corporation 2015 Equity Incentive Award Plan and Forms of Statutory and Non-Statutory Stock Option Awards	Exhibit 4.1 to Registration Statement on Form S-8, effective September 3, 2015
10.2	Dynatronics Corporation 2018 Equity Incentive Plan	Appendix A to Definitive Proxy Statement on Schedule 14A filed October 10, 2018
10.3	Master Supply Agreement between Dynatronics Corporation and Ascentron, Inc., effective March 1, 2020	Exhibit 10.3 on Form 10-Q filed May 14, 2020
10.4	Equity Distribution Agreement, dated as of March 12, 2020, by and among Dynatronics Corporation, Canaccord Genuity LLC and Roth Capital Partners, LLC	Exhibit 1.1 to Current Report on Form 8-K filed March 13, 2020
10.5	Amendment 1 to Equity Distribution Agreement, dated as of September 27, 2021, by and among Dynatronics Corporation, Canaccord Genuity LLC and Roth Capital Partners, LLC	Exhibit 10.6 on Form 10-K filed September 28, 2023
10.6	Master Service Agreement with Milestone Medical Outsourcing, LLC, effective July 8, 2020	Exhibit 10.16 to Form 10-K filed September 24, 2020
10.7	Dynatronics Corporation 2020 Equity Incentive Plan	Appendix A to Definitive Proxy Statement on Schedule 14A filed October 27, 2020
10.8	Milestone Medical Master Service Agreement 90-day Termination	Exhibit 10.1 on Form 10-Q filed November 12, 2021
10.9	Lease Agreement, dated as of October 2, 2017, by and between Dynatronics Corporation and Trapp Road Limited Liability Company	Exhibit 10.2 to Current Report on Form 8-K filed October 6, 2017
10.10	Lease Agreement, dated as of March 1, 2017, between Hausmann Industries, Inc. and Hausmann Enterprises, LLC	Exhibit 10.1 to Form 10-Q filed May 11, 2023
10.11	Amendment to Lease Agreement dated as of January 2018 between Hausmann Industries, Inc. and Hausmann Enterprises, LLC	Exhibit 10.1 to Form 10-Q filed May 11, 2023
10.12	Second Amendment to Lease Agreement dated effective as of April 1, 2023 between Hausmann Industries, Inc. and Hausmann Enterprises, LLC	Exhibit 10.1 to Current Report on Form 8-K filed April 6, 2023
10.13	Third Amendment to Lease Agreement dated as of September 18, 2023 between Hausmann Industries, Inc. and Hausmann Enterprises, LLC	Exhibit 10.15 on Form 10-K filed September 28, 2023
10.14	First Amendment to Lease Agreement dated effective as of April 10, 2024 between Trapp Road Limited Liability Company and Trapp Road Limited Liability Company	Filed herewith
10.15	Second Amendment to Lease Agreement dated effective as of August 27, 2024 between Trapp Road Limited Liability Company and Trapp Road Limited Liability Company	Filed herewith
10.16	Loan and Security Agreement, dated as of August 1, 2023, by and among Dynatronics Corporation, Hausmann Enterprises LLC, Bird & Cronin LLC, Dynatronics Distribution Company, LLC and Gibraltar Business Capital, LLC	Exhibit 10.1 to Current Report on Form 8-K filed August 4, 2023
10.17	Employment Agreement between the Company and Brian D. Baker, effective as of October 1, 2023	Exhibit 10.1 to Current Report on Form 8-K filed October 2, 2023
10.18	Consulting Agreement between the Company and JKrier LLC, effective as of October 1, 2023	Exhibit 10.2 to Current Report on Form 8-K filed October 2, 2023

Exhibit Number	Description of Exhibit	Filing Reference
10.19	Employment Agreement between the Company and Gabe Ellwein, effective as of October 30, 2023	Exhibit 10.1 to Current Report on Form 8-K filed October 30, 2023
10.20	Form of Indemnification Agreement	Exhibit 10.1 to Form 10-Q filed February 7, 2024
10.21	Change in Control Agreement between Dynatronics Corporation and Brian D. Baker dated March 20, 2024	Exhibit 10.1 to Current Report on Form 8-K filed March 20, 2024
21	Subsidiaries of the registrant	Filed herewith
23.1	Consent of Tanner LLC	Filed herewith
31.1	Certification under Rule 13a14(a)/15d14(a) of principal executive officer	Filed herewith
31.2	Certification under Rule 13a-14(a)/15d-14(a) of principal financial officer	Filed herewith
32.1	Certification under Section 906 of the SarbanesOxley Act of 2002 (18 U.S.C. Section 1350) of principal executive officer	Filed herewith
32.2	Certification under Section 906 of the SarbanesOxley Act of 2002 (18 U.S.C. Section 1350) of principal financial officer	Filed herewith
97	Dynatronics Corporation Clawback Policy	Filed herewith
101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Date File because its XBRL tags are embedded with the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNATRONICS CORPORATION

Date: September 24, 2024	By:	/s/ Brian D. Baker
Brian D. Baker
President, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 24, 2024	By:	/s/ Brian D. Baker
Brian D. Baker
President, Chief Executive Officer (Principal Executive Officer)

/s/ Gabe Ellwein
Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

/s/ Brian M. Larkin
Brian M. Larkin Director

/s/ David B. Holtz
David B. Holtz
Director

/s/ Andrew Hulett
Andrew Hulett
Director

/s/ Erin S. Enright
Erin S. Enright
Director Chairperson

/s/ R. Scott Ward, Ph.D.
R. Scott Ward, Ph.D.
Director

