Form 10-Q
period 2024-09-30
DYNATRONICS CORP
filed 2024-11-14
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

None

Securities registered pursuant to Section 12(g) of the Exchange Act

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of November 12, 2024, there were 7,255,563 shares of the issuer's common stock outstanding.

DYNATRONICS CORPORATION
FORM 10Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DYNATRONICS CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2024	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$278,443	$483,918
Restricted cash	50,410	50,410
Trade accounts receivable, less allowance for credit losses of $35,072 and $48,997 as of September 30, 2024 and June 30, 2024, respectively	3,055,736	3,444,587
Other receivables	513,180	454,390
Inventories, net	5,471,475	5,593,974
Prepaid expenses	461,902	530,356

Total current assets	9,831,146	10,557,635

Property and equipment, net	1,811,941	1,969,413
Operating lease assets	3,024,339	2,831,417
Intangible assets, net	2,845,400	2,999,975
Goodwill	7,116,613	7,116,614
Other assets	435,203	465,505

Total assets	$25,064,642	$25,940,559

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$2,738,921	$2,712,142
Accrued payroll and benefits expense	398,771	566,443
Accrued expense	516,745	725,727
Warranty reserve	117,173	120,677
Line of credit	1,889,715	2,121,667
Current portion of finance lease liability	302,962	302,998
Current portion of deferred gain	150,448	150,448
Current portion of operating lease liability	1,181,581	1,004,808

Total current liabilities	7,296,316	7,704,910

Finance lease liability, net of current portion	1,354,738	1,428,870
Deferred gain, net of current portion	589,254	626,866
Operating lease liability, net of current portion	1,843,528	1,829,608
Other liabilities	185,810	189,861

Total liabilities	11,269,646	11,780,115

Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value: Authorized 50,000,000 shares; 3,351,000 shares issued and outstanding as of September 30, 2024 and June 30, 2024, respectively	7,980,788	7,980,788
Common stock, no par value: Authorized 100,000,000 shares; 5,896,264 shares and 5,308,519 shares issued and outstanding as of September 30, 2024 and June 30, 2024, respectively	35,256,763	35,087,825
Accumulated deficit	(29,442,555)	(28,908,169)

Total stockholders' equity	13,794,996	14,160,444

Total liabilities and stockholders' equity	$25,064,642	$25,940,559

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	September 30,
	2024	2023
Net sales	$7,602,249	$9,351,914
Cost of sales	5,621,442	7,045,847
Gross profit	1,980,807	2,306,067

Selling, general, and administrative expenses	2,231,803	2,545,556
Operating loss	(250,996)	(239,489)

Other expense:
Interest expense, net	(106,348)	(79,683)
Net other expense	(106,348)	(79,683)

Loss before income taxes	(357,344)	(319,172)

Income tax provision	(9,304)	(11,482)

Net loss	$(366,648)	$(330,654)

Preferred stock dividend, in common stock, issued or to be issued	(167,738)	(197,059)

Net loss attributable to common stockholders	$(534,386)	$(527,713)

Net loss per common share:
Basic and diluted	$(0.09)	$(0.12)

Weighted average shares outstanding:
Basic and diluted	5,890,394	4,261,593

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Common stock		Preferred stock		Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	deficit	equity
Balance at June 30, 2023	4,044,984	$34,355,315	3,351,000	$7,980,788	$(25,479,577)	$16,856,526
Stock-based compensation	13,399	19,173	-	-	-	19,173
Preferred stock dividend, in common stock, issued or to be issued	201,656	197,059	-	-	(197,059)	-
Net loss	-	-	-	-	(330,654)	(330,654)
Balance at September 30, 2023	4,260,039	34,571,547	3,351,000	7,980,788	(26,007,290)	16,545,045
Stock-based compensation	8,080	(3,848)	-	-	-	(3,848)
Preferred stock dividend, in common stock, issued or to be issued	262,718	191,244	-	-	(191,244)	-
Net loss	-	-	-	-	(1,011,416)	(1,011,416)
Balance at December 31, 2023	4,530,837	34,758,943	3,351,000	7,980,788	(27,209,950)	15,529,781
Stock-based compensation	10,154	(16,492)	-	-	-	(16,492)
Preferred stock dividend, in common stock, issued or to be issued	341,384	183,668	-	-	(183,668)	-
Net loss	-	-	-	-	(667,722)	(667,722)
Balance at March 31, 2024	4,882,375	34,926,119	3,351,000	7,980,788	(28,061,340)	14,845,567
Stock-based compensation	-	2,804	-	-	-	2,804
Preferred stock dividend, in common stock, issued or to be issued	426,144	158,902	-	-	(158,902)	-
Net loss	-	-	-	-	(687,927)	(687,927)
Balance at June 30, 2024	5,308,519	35,087,825	3,351,000	7,980,788	(28,908,169)	14,160,444
Stock-based compensation	12,000	1,200	-	-	-	1,200
Preferred stock dividend, in common stock, issued or to be issued	575,745	167,738	-	-	(167,738)	-
Net loss	-	-	-	-	(366,648)	(366,648)
Balance at September 30, 2024	5,896,264	$35,256,763	3,351,000	$7,980,788	$(29,442,555)	$13,794,996

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(366,648)	$(330,654)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	155,245	165,777
Amortization of intangible assets	154,575	154,575
Loss on sale of property	-	1,619
Stock-based compensation	1,200	19,173
Change in allowance for credit losses	(13,925)	4,616
Change in allowance for inventory obsolescence	(18,900)	31,492
Amortization of deferred gain on sale/leaseback	(37,612)	(37,612)
Change in operating assets and liabilities:
Trade accounts receivable	402,776	(542,754)
Inventories	141,399	533,217
Prepaid expenses and other receivables	9,664	(798,308)
Other assets	30,302	5,631
Accounts payable, accrued expenses, and other current liabilities	(357,430)	(872,044)

Net cash provided by (used in) operating activities	100,646	(1,665,272)

Cash flows from investing activities:
Purchase of property and equipment	-	(34,607)

Net cash used in investing activities	-	(34,607)

Cash flows from financing activities:
Principal payments on finance lease liability	(74,169)	(70,135)
Net change in line of credit	(231,952)	1,803,906

Net cash (used in) provided by financing activities	(306,121)	1,733,771

Net change in cash and cash equivalents and restricted cash	(205,475)	33,892

Cash and cash equivalents and restricted cash at beginning of the period	534,328	552,870

Cash and cash equivalents and restricted cash at end of the period	$328,853	$586,762

Supplemental disclosure of cash flow information:
Cash paid for interest	$66,029	$145,109
Supplemental disclosure of non-cash investing and financing activities
Preferred stock dividend, in common stock, issued or to be issued	$167,738	$197,059
Operating lease right-of-use assets obtained in exchange for lease obligations	464,866	35,181

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2024

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the "Condensed Consolidated Financial Statements") have been prepared by the Company in accordance with generally accepted accounting principles in the United States ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. As such, these Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited financial statements and accompanying notes included in its Annual Report on Form 10K for the fiscal year ended June 30, 2024 (the "Annual Report") filed with the SEC on September 24, 2024. The Condensed Consolidated Balance Sheet at June 30, 2024, has been derived from the Annual Report.

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 1, Basis of Presentation and Summary of Accounting Policies, of the Notes to Consolidated Financial Statements included in the Company's Annual Report. In the opinion of management, the Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2024 and its results of operations and its cash flows for the periods presented. The results of operations for the first three months of the fiscal year are not necessarily indicative of results for the full year or any future periods.

The Company's fiscal year begins on July 1 and ends on June 30 and references made to "fiscal year 2025" and "fiscal year 2024" refer to the Company's fiscal year ending June 30, 2025 and the fiscal year ended June 30, 2024, respectively.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 202006, Debt-Debt with Conversion and Other Options (Subtopic 47020) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 81540): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which is intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. The guidance allows for either full retrospective adoption or modified retrospective adoption. The Company adopted the standard as of July 1, 2024 and the adoption of this guidance did not have a material impact on its condensed consolidated financial statements and related disclosures.

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

Note 2. Net Loss per Common Share

Net loss per common share is computed based on the weighted average number of common shares outstanding and, when appropriate, dilutive potential common stock outstanding during the period. Stock options, convertible preferred stock and warrants are considered to be potential common stock. The computation of diluted net loss per common share does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Basic net loss per common share is the amount of net loss for the period available to each weighted average share of common stock outstanding during the reporting period. Diluted net loss per common share is the amount of net loss for the period available to each weighted average share of common stock outstanding during the reporting period and to each share of potential common stock outstanding during the period, unless inclusion of potential common stock would have an anti-dilutive effect.

All outstanding options, warrants and convertible preferred stock for common shares are not included in the computation of diluted net loss per common share because they are anti-dilutive, which for the three months ended September 30, 2024 and 2023, totaled 688,200 and 978,201 respectively,

Note 3. Convertible Preferred Stock

As of September 30, 2024, the Company had issued and outstanding a total of 1,992,000 shares of Series A 8% Convertible Preferred Stock ("Series A Preferred") and 1,359,000 shares of Series B Convertible Preferred Stock ("Series B Preferred"). The Series A Preferred and Series B Preferred are convertible into a total of 670,200 shares of common stock. Dividends payable on these preferred shares accrue at the rate of 8% per year and are payable quarterly in stock or cash at the option of the Company. The Company generally pays the dividends on the preferred stock by issuing shares of its common stock. The formula for paying these dividends using common stock in lieu of cash can change the effective yield on the dividend to more or less than 8% depending on the market price of the common stock at the time of issuance.

In October 2024, the Company paid $167,738 of preferred stock dividends with respect to the Series A Preferred and Series B Preferred that accrued during the three months ended September 30, 2024, by issuing 1,359,299 shares of common stock.

Note 4. Inventories

Inventories consisted of the following:

	September 30, 2024	June 30, 2024
Raw materials	$3,685,853	$3,596,287
Work in process	513,108	315,075
Finished goods	1,843,297	2,272,295
Inventory reserve	(570,783)	(589,683)
	$5,471,475	$5,593,974

Note 5. Debt

As of September 30, 2024 and June 30, 2024, the line of credit was $1,889,715 and $2,121,667, respectively.

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

Note 6. Related-Party Transactions

The Company leases office, manufacturing and warehouse facilities in Northvale, New Jersey, and Eagan, Minnesota from shareholders and entities controlled by shareholders who were previously principals of businesses acquired by the Company. The combined expenses associated with these related-party transactions totaled $337,225 and $333,949 for the three months ended September 30, 2024 and 2023, respectively.

Note 7. Revenue

As of September 30, 2024 and June 30, 2024, the net rebate liability was $264,508 and $263,959, respectively. The rebate liability is included in accrued expenses within the accompanying condensed consolidated balance sheets. As of September 30, 2024 and June 30, 2024, the allowance for sales discounts was $13,420 and $13,814, respectively. The allowance for sales discounts is included in trade accounts receivable, less allowance for credit losses in the accompanying condensed consolidated balance sheets.

The following table disaggregates revenue by major product category for the three months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30,
	2024	2023
Physical Therapy and Rehabilitation Products	$4,218,354	$4,829,737
Orthopedic Soft Bracing Products	3,356,988	4,499,683
Other	26,907	22,494
	$7,602,249	$9,351,914

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the disclosures contained in Part I Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations, contains "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, but are not limited to: any projections of net sales, earnings, or other financial items; any statements of the strategies, plans and objectives of management for future operations; expectations in connection with the Company's previously announced business optimization plan; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements can be identified by their use of such words as "may," "will," "estimate," "intend," "continue," "believe," "expect," or "anticipate" and similar references to future periods.

We have based our forward-looking statements on management's current expectations and assumptions about future events and trends affecting our business and industry that are subject to risks and uncertainties. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained in this report. These risks and uncertainties include, but are not limited to, uncertainties related to the broader economic environment affecting communities and businesses globally, including ours, as well as those factors described in the section "Risk Factors" included in Part I, Item 1A of our Annual Report on Form 10K for the fiscal year ended June 30, 2024, filed with the SEC, as well as in our other public filings with the SEC. Actual results may differ from projections as a result of these risks, additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our Unaudited Condensed Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, with a narrative from the perspective of management. You should also consider this information with the information included in our Annual Report on Form 10K for the fiscal year ended June 30, 2024, and our other filings with the SEC, including our quarterly and current reports that we have filed since June 30, 2024 through the date of this report. In the following MD&A, we have rounded many numbers to the nearest one thousand dollars. These numbers should be read as approximate. All intercompany transactions have been eliminated. Our fiscal year ends on June 30. For example, reference to fiscal year 2025 refers to the year ending June 30, 2025. This report covers the three months ended September 30, 2024. Results of operations for the three months ended September 30, 2024 are not necessarily indicative of the results that may be achieved for the full fiscal year ending June 30, 2025.

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

Results of Operations

Net Sales

Net sales decreased $1,750,000, or 18.7% to $7,602,000 for the quarter ended September 30, 2024, compared to net sales of $9,352,000 for the quarter ended September 30, 2023. The year-over-year decrease is attributable to a reduction in overall volume for OEM customers and a general reduction in demand for the orthopedic soft bracing product category.

Gross Profit

Gross profit for the quarter ended September 30, 2024 decreased $325,000, or about 14.1%, to $1,981,000, or 26.1%  of net sales. By comparison, gross profit for the quarter ended September 30, 2023 was $2,306,000, or 24.7% of net sales. The increase in gross profit as a percentage of net sales was driven primarily by higher product margin rates in our physical therapy and rehabilitation products, partially offset by the reduction in net sales we previously discussed.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses decreased $314,000, or 12.3%, to $2,232,000 for the quarter ended September 30, 2024, compared to $2,546,000 for the quarter ended September 30, 2023. The decline in selling, general and administrative expenses was driven by a reduction in salaries and benefits, a decrease in sales expenses, and a reduction in repairs and maintenance expenses.

Net Other Expense

Net other expense for the quarter ended September 30, 2024, was $106,000 compared to net other expense of $80,000 for the quarter ended September 30, 2023. The increase in net other expense is primarily due to a $27,000 increase in interest expense as a result of the Company's line of credit.

Income Tax Provision

Income tax provision was $9,000 and $11,000 for the quarters ended September 30, 2024 and 2023, respectively. See Liquidity and Capital Resources - Deferred Income Tax Assets below for more information.

Net Loss

Net loss for the quarter ended September 30, 2024 was $367,000 compared to a net loss of $331,000 for the quarter ended September 30, 2023. The $36,000 increase in net loss was attributable to a decrease in gross profit of $325,000 and an increase in net other expense of $27,000, offset partially by a decrease of $314,000 in SG&A expenses and a $2,000 decrease in the income tax provision.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders increased $6,000 to $534,000 for the quarter ended September 30,2024 compared to $528,000 for the quarter ended September 30, 2023. The increase in net loss attributable to common stockholders for the quarter is due primarily to a $36,000 increase in the net loss, partially offset by a $29,000 decrease in the deemed dividends on convertible preferred stock and accretion of discounts. On a per share basis, basic and diluted net loss attributable to common stockholders was $0.09 per share for the quarter ended September 30, 2024, compared to $0.12 per share for the quarter ended September 30, 2023.

Liquidity and Capital Resources

We have historically financed operations through cash from operating activities, available cash reserves, draws against the line of credit, and proceeds from the sale of our equity securities. As of September 30, 2024, we had $278,000 in cash and cash equivalents, compared to $484,000 as of June 30, 2024.

Working capital was $2,535,000 as of September 30, 2024, compared to working capital of $2,853,000 as of June 30, 2024. The current ratio was 1.3 to 1 as of September 30, 2024 and 1.4 to 1 as of June 30, 2024. Current assets were 39.2% of total assets as of September 30, 2024, and 40.7% of total assets as of June 30, 2024.

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

Cash and Cash Equivalents and Restricted Cash

Our cash and cash equivalents and restricted cash position decreased $205,000 to $329,000 as of September 30, 2024, compared to $534,000 as of June 30, 2024. The primary uses of cash included $74,000 of principal payments on finance lease liabilities and $232,000 repaid on the line of credit. The primary source of cash for the three months ended September 30, 2024 was $101,000 of cash provided by operating activities.

Trade Accounts Receivable, net

Trade accounts receivable, net of allowance for credit losses, decreased approximately $389,000 or 11.3%, to $3,056,000 as of September 30, 2024, from $3,445,000 as of June 30, 2024. The decrease was driven primarily by a reduction in overall revenue and differences in the timing of collections around the end date of each respective quarter. Trade accounts receivable represents amounts due from our customers including dealers and distributors that purchase our products for redistribution, medical practitioners, clinics, hospitals, colleges, universities, and sports teams. We believe that our estimate of the allowance for credit losses is adequate based on our historical experience and relationships with our customers. Accounts receivable are generally collected within approximately 40 days of invoicing.

Inventories, net

Inventories, net of reserves, decreased $123,000 or 2.2%, to $5,471,000 as of September 30, 2024, compared to $5,594,000 as of June 30, 2024. The decrease was primarily due to steps taken to adjust inventory management in response to the impact of the uncertain operating environment on the global supply chain and right-sizing incoming material purchases to match demand. We believe that our allowance for inventory obsolescence is adequate based on our analysis of inventory, sales trends, and historical experience.

Accounts Payable

Accounts payable increased approximately $27,000 or 1.0%, to $2,739,000 as of September 30, 2024, from $2,712,000 as of June 30, 2024. The increase was driven primarily by an increase in inventory purchases and timing of payments.

Line of Credit

The outstanding balance of the line of credit was $1,890,000 as of September 30, 2024, compared to $2,122,000 as of June 30, 2024.

Finance Lease Liability

Finance lease liability as of September 30, 2024 and June 30, 2024 totaled approximately $1,658,000 and $1,732,000, respectively. Our finance lease liability consists primarily of our Utah building lease. In conjunction with the sale and leaseback of our Utah building in August 2014, we entered into a 15-year lease, classified as a finance lease, originally valued at $3,800,000. The building lease asset is amortized on a straight-line basis over 15 years at approximately $252,000 per year. Total accumulated amortization related to the leased building is approximately $2,561,000 at September 30, 2024. The sale generated a profit of $2,300,000, which is being recognized straight-line over the life of the lease at approximately $150,000 per year as an offset to amortization expense. The balance of the deferred gain as of September 30, 2024, is $740,000. Lease payments, currently approximately $33,000, are payable monthly and increase annually by approximately 2% per year over the life of the lease. Imputed interest for the three months ended September 30, 2024 was approximately $23,000. In addition to the Utah building, we have certain equipment leases that we have determined are finance leases.

Operating Lease Liability

Operating lease liability as of September 30, 2024 and June 30, 2024 totaled approximately $3,025,000 and $2,834,000, respectively. Our operating lease liability consists primarily of building leases for office, manufacturing, and warehouse space.

Deferred Income Tax Assets

A valuation allowance is required when there is significant uncertainty as to the realizability of deferred income tax assets. The ability to realize deferred income tax assets is dependent upon our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have determined that we do not meet the "more likely than not" threshold that deferred income tax assets will be realized. Accordingly, a valuation allowance is required. Any reversal of the valuation allowance in future periods will favorably impact our results of operations in the period of reversal. As of September 30, 2024 and June 30, 2024, we recorded a full valuation allowance against our net deferred income tax assets.

Stock Repurchase Plans

We have a stock repurchase plan available to us at the discretion of the Board of Directors. Approximately $449,000 remained of this authorization as of September 30, 2024. No purchases have been made under this plan since September 2011.

Off-Balance Sheet Arrangements

As of September 30, 2024, we had no off-balance sheet arrangements.

Critical Accounting Policies

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Annual Report on Form 10K for the fiscal year ended June 30, 2024. There have been no material changes to the critical accounting policies previously disclosed in that report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information presented for the fiscal year ended June 30, 2024.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a15(e) promulgated under the Exchange Act, as of September 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2024, our disclosure controls and procedures were effective, at a reasonable assurance level, to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.

The risk factors described in our Annual Report on Form 10K for the fiscal year ended June 30, 2024 have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the fiscal quarter ended September 30, 2024, none of our directors or officers informed us of the adoption , modification or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.
13

Item 6. Exhibits

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

DYNATRONICS CORPORATION

Date: November 14, 2024	By:	/s/ Brian D. Baker
Brian D. Baker
President, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Gabe Ellwein
Gabe Ellwein
Chief Financial Officer
(Principal Financial Officer, and Principal Accounting Officer)

15