Form 10-Q
period 2024-12-31
DYNATRONICS CORP
filed 2025-02-14
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of February 14, 2025, there were 8,810,332 shares of the issuer's common stock outstanding.

DYNATRONICS CORPORATION
FORM 10Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2024
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DYNATRONICS CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2024	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$791,010	$483,918
Restricted cash	50,410	50,410
Trade accounts receivable, less allowance for credit losses of $60,502 and $48,997 as of December 31, 2024 and June 30, 2024, respectively	2,823,886	3,444,587
Other receivables	206,171	454,390
Inventories, net	6,537,981	5,593,974
Prepaid expenses	690,746	530,356

Total current assets	11,100,204	10,557,635

Property and equipment, net	1,714,499	1,969,413
Operating lease assets	2,738,275	2,831,417
Intangible assets, net	2,690,825	2,999,975
Goodwill	7,116,614	7,116,614
Other assets	404,899	465,505

Total assets	$25,765,316	$25,940,559

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,463,215	$2,712,142
Accrued payroll and benefits expense	591,134	566,443
Accrued expense	1,020,016	725,727
Warranty reserve	110,576	120,677
Line of credit	2,354,509	2,121,667
Current portion of finance lease liability	311,589	302,998
Current portion of deferred gain	150,448	150,448
Current portion of operating lease liability	1,208,454	1,004,808

Total current liabilities	9,209,941	7,704,910

Finance lease liability, net of current portion	1,270,898	1,428,870
Deferred gain, net of current portion	551,642	626,866
Operating lease liability, net of current portion	1,532,129	1,829,608
Other liabilities	179,337	189,861

Total liabilities	12,743,947	11,780,115

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value: Authorized 50,000,000 shares; 3,351,000 shares issued and outstanding as of December 31, 2024 and June 30, 2024, respectively	7,980,788	7,980,788
Common stock, no par value: Authorized 100,000,000 shares; 7,255,563 shares and 5,308,519 shares issued and outstanding as of December 31, 2024 and June 30, 2024, respectively	35,443,575	35,087,825
Accumulated deficit	(30,402,994)	(28,908,169)

Total stockholders’ equity	13,021,369	14,160,444

Total liabilities and stockholders’ equity	$25,765,316	$25,940,559

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Net sales	$7,300,225	$8,151,351	$14,902,473	$17,503,266
Cost of sales	5,655,705	6,331,496	11,277,143	13,377,345
Gross profit	1,644,520	1,819,855	3,625,330	4,125,921

Selling, general, and administrative expenses	2,311,052	2,721,567	4,542,858	5,267,122
Operating loss	(666,532)	(901,712)	(917,528)	(1,141,201)

Other expense:
Interest expense, net	(108,295)	(110,443)	(214,643)	(190,126)
Net other expense	(108,295)	(110,443)	(214,643)	(190,126)

Loss before income taxes	(774,827)	(1,012,155)	(1,132,171)	(1,331,327)

Income tax benefit (provision)	-	739	(9,304)	(10,743)

Net loss	$(774,827)	$(1,011,416)	$(1,141,475)	$(1,342,070)

Preferred stock dividend, in common stock, issued or to be issued	(185,612)	(191,244)	(353,350)	(388,302)

Net loss attributable to common stockholders	$(960,439)	$(1,202,660)	$(1,494,825)	$(1,730,372)

Net loss per common share:
Basic and diluted	$(0.13)	$(0.27)	$(0.23)	$(0.39)

Weighted average shares outstanding:
Basic and diluted	7,255,563	4,524,965	6,572,979	4,393,279

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Common stock		Preferred stock		Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	deficit	equity
Balance at June 30, 2023	4,044,984	$34,355,315	3,351,000	$7,980,788	$(25,479,577)	$16,856,526
Stock-based compensation	13,399	19,173	-	-	-	19,173
Preferred stock dividend, in common stock, issued or to be issued	201,656	197,059	-	-	(197,059)	-
Net loss	-	-	-	-	(330,654)	(330,654)
Balance at September 30, 2023	4,260,039	34,571,547	3,351,000	7,980,788	(26,007,290)	16,545,045
Stock-based compensation	8,080	(3,848)	-	-	-	(3,848)
Preferred stock dividend, in common stock, issued or to be issued	262,718	191,244	-	-	(191,244)	-
Net loss	-	-	-	-	(1,011,416)	(1,011,416)
Balance at December 31, 2023	4,530,837	34,758,943	3,351,000	7,980,788	(27,209,950)	15,529,781
Stock-based compensation	10,154	(16,492)	-	-	-	(16,492)
Preferred stock dividend, in common stock, issued or to be issued	341,384	183,668	-	-	(183,668)	-
Net loss	-	-	-	-	(667,722)	(667,722)
Balance at March 31, 2024	4,882,375	34,926,119	3,351,000	7,980,788	(28,061,340)	14,845,567
Stock-based compensation	-	2,804	-	-	-	2,804
Preferred stock dividend, in common stock, issued or to be issued	426,144	158,902	-	-	(158,902)	-
Net loss	-	-	-	-	(687,927)	(687,927)
Balance at June 30, 2024	5,308,519	35,087,825	3,351,000	7,980,788	(28,908,169)	14,160,444
Stock-based compensation	12,000	1,200	-	-	-	1,200
Preferred stock dividend, in common stock, issued or to be issued	575,745	167,738	-	-	(167,738)	-
Net loss	-	-	-	-	(366,648)	(366,648)
Balance at September 30, 2024	5,896,264	35,256,763	3,351,000	7,980,788	(29,442,555)	13,794,996
Stock-based compensation	-	1,200	-	-	-	1,200
Preferred stock dividend, in common stock, issued or to be issued	1,359,299	185,612	-	-	(185,612)	-
Net loss	-	-	-	-	(774,827)	(774,827)
Balance at December 31, 2024	7,255,563	$35,443,575	3,351,000	$7,980,788	$(30,402,994)	$13,021,369

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,141,475)	$(1,342,070)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	265,305	342,367
Amortization of intangible assets	309,150	309,150
Loss on sale of property	-	41,389
Stock-based compensation	2,400	15,325
Change in allowance for credit losses	11,505	(31,773)
Change in allowance for inventory obsolescence	(9,808)	89,687
Amortization of deferred gain on sale/leaseback	(75,224)	(75,224)
Change in operating assets and liabilities:
Trade accounts receivable	609,196	15,574
Inventories	(934,199)	560,443
Prepaid expenses and other receivables	87,829	(1,107,339)
Other assets	60,606	280,758
Accounts payable, accrued expenses, and other current liabilities	1,049,428	(621,626)

Net cash provided by (used in) operating activities	234,713	(1,523,339)

Cash flows from investing activities:
Purchase of property and equipment	(11,082)	(230,415)

Net cash used in investing activities	(11,082)	(230,415)

Cash flows from financing activities:
Principal payments on finance lease liability	(149,381)	(141,258)
Net change in line of credit	232,842	1,897,322

Net cash provided by financing activities	83,461	1,756,064

Net change in cash and cash equivalents and restricted cash	307,092	2,310

Cash and cash equivalents and restricted cash at beginning of the period	534,328	552,870

Cash and cash equivalents and restricted cash at end of the period	$841,420	$555,180

Supplemental disclosure of cash flow information:
Cash paid for interest	$132,166	$302,546
Supplemental disclosure of non-cash investing and financing activities
Preferred stock dividend, in common stock, issued or to be issued	$353,350	$388,303
Operating lease right-of-use assets obtained in exchange for lease obligations	466,404	35,181

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

December 31, 2024

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

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 1, Basis of Presentation and Summary of Accounting Policies, of the Notes to Consolidated Financial Statements included in the Company's Annual Report. In the opinion of management, the Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 31, 2024 and its results of operations and its cash flows for the periods presented. The results of operations for the first six months of the fiscal year are not necessarily indicative of results for the full year or any future periods.

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

Liquidity and Going Concern

The decline from historical sales and subsequent decrease in accounts receivable has limited the Company's ability to generate cash from operations and limited the availability of capital from the asset based line of credit. Due to this, net working capital has decreased from $2,853,000 as of June 30, 2024 to $1,890,000 as of December 31, 2024, which had created substantial doubt about the Company's ability to continue as a going concern

However, management is implementing plans to continue the Company as a going concern and believes that eliminating non-essential positions across the enterprise, reducing expenses by approximately $400,000 for fiscal year 2025 and approximately $1,000,000 on an annualized basis will allow the Company to continue as a going concern. Additionally, management has optimized the square footage needed for the orthopedic bracing business segment and is actively working to optimize the square footage footprint needed for the therapeutic modalities business segment. Optimization of the square footage footprint for both segments could yield cost savings of approximately $600,000 annually. Management is also working to reduce the amount of excess inventory exposure by promoting discounted prices to convert the excess inventory to cash. The Company projects that these initiatives will reduce expenses, thereby reducing ongoing liquidity needs to enable continuation of operations and compliance with the debt covenants for the foreseeable future. Although there are no guarantees that the Company will be successful, management believes such initiatives will enable it to continue as a going concern through at least the next twelve months.

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

In November 2024, the FASB issued ASU 2024-03, Comprehensive Income (Topic 220) - Disaggregation of Income Statement Expenses, to improve financial reporting by requiring disclosures in the notes to financial statements about specific types of expenses included in the expense captions presented on the face of the statement of operations. The requirements of the ASU are effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt-Debt with Conversion and Other Options (Subtopic 47020): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The requirements of the ASU are effective for annual reporting periods beginning after December 15, 2025, and for interim reporting periods within those annual reporting periods. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.

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

All outstanding options, warrants and convertible preferred stock for common shares are not included in the computation of diluted net loss per common share because they are antidilutive, which for the three months ended December 31, 2024 and 2023, totaled 688,200 and 695,700 respectively, and for the six months ended December 31, 2024 and 2023, totaled 688,200 and 695,700, respectively.

Note 3. Convertible Preferred Stock

As of December 31, 2024, the Company had issued and outstanding a total of 1,992,000 shares of Series A 8% Convertible Preferred Stock ("Series A Preferred") and 1,359,000 shares of Series B Convertible Preferred Stock ("Series B Preferred"). The Series A Preferred and Series B Preferred are convertible into a total of 670,200 shares of common stock. Dividends payable on these preferred shares accrue at the rate of 8% per year and are payable quarterly in stock or cash at the option of the Company. The Company generally pays the dividends on the preferred stock by issuing shares of its common stock. The formula for paying these dividends using common stock in lieu of cash can change the effective yield on the dividend to more or less than 8% depending on the market price of the common stock at the time of issuance.

In January 2025, the Company paid $185,612 of preferred stock dividends with respect to the Series A Preferred and Series B Preferred that accrued during the three months ended December 31, 2024, by issuing 1,359,299 shares of common stock.

Note 4. Inventories

Inventories consisted of the following:

	December 31, 2024	June 30, 2024
Raw materials	$4,280,065	$3,596,287
Work in process	345,642	315,075
Finished goods	2,492,149	2,272,295
Inventory reserve	(579,875)	(589,683)
	$6,537,981	$5,593,974

Note 5. Debt

As of December 31, 2024 and June 30, 2024, the line of credit was $2,354,509 and $2,121,667, respectively.

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

Note 6. Related-Party Transactions

The Company leases office, manufacturing and warehouse facilities in Northvale, New Jersey, and Eagan, Minnesota from shareholders and entities controlled by shareholders who were previously principals of businesses acquired by the Company. The combined expenses associated with these relatedparty transactions totaled $347,687 and $332,989 for the three months ended December 31, 2024 and 2023, respectively, and $684,912 and $666,938 for the six months ended December 31, 2024 and 2023, respectively.

Note 7. Revenue

As of December 31, 2024 and June 30, 2024, the net rebate liability was $231,245 and $263,959, respectively. The rebate liability is included in accrued expenses within the accompanying condensed consolidated balance sheets. As of December 31, 2024 and June 30, 2024, the allowance for sales discounts was $10,039 and $13,814, respectively. The allowance for sales discounts is included in trade accounts receivable, less allowance for credit losses in the accompanying condensed consolidated balance sheets.

The following table disaggregates revenue by major product category for the three and six months ended December 31, 2024 and 2023, respectively:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Physical Therapy and Rehabilitation Products	$4,025,686	$4,145,315	$8,244,040	$8,975,052
Orthopedic Soft Bracing Products	3,251,865	3,984,668	6,608,853	8,484,352
Other	22,674	21,368	49,580	43,862
	$7,300,225	$8,151,351	$14,902,473	$17,503,266

Note 8. Subsequent Events

On January 28, 2025, subsequent to the end of our last reporting period but before the issuance of this Form 10-Q, the Company entered into a sublease agreement with Ninety Nine Technologies LLC. The agreement extends through December 31, 2025, with a monthly rent of $19,700, and will continue on a month-to-month basis thereafter unless terminated by either party.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our Unaudited Condensed Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, with a narrative from the perspective of management. You should also consider this information with the information included in our Annual Report on Form 10K for the fiscal year ended June 30, 2024, and our other filings with the SEC, including our quarterly and current reports that we have filed since June 30, 2024 through the date of this report. In the following MD&A, we have rounded many numbers to the nearest one thousand dollars. These numbers should be read as approximate. All intercompany transactions have been eliminated. Our fiscal year ends on June 30. For example, reference to fiscal year 2025 refers to the year ending June 30, 2025. This report covers the three and six months ended December 31, 2024. Results of operations for the three and six months ended December 31, 2024 are not necessarily indicative of the results that may be achieved for the full fiscal year ending June 30, 2025.

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

Results of Operations

Net Sales

Net sales decreased $851,000, or 10.4% to $7,300,000 for the quarter ended December 31, 2024, compared to net sales of $8,151,000 for the quarter ended December 31, 2023. Net sales decreased $2,601,000, or 14.9% to $14,902,000 for the six months ended December 31, 2024, compared to net sales of $17,503,000 for the six months ended December 31, 2023. The yearoveryear decrease is attributable to a reduction in overall volume for OEM customers and a general reduction in demand for the orthopedic soft bracing product category.

Gross Profit

Gross profit for the quarter ended December 31, 2024 decreased $175,000, or 9.6%, to $1,645,000, or 22.5% of net sales. By comparison, gross profit for the quarter ended December 31, 2023 was $1,820,000, or 22.3% of net sales. Gross profit for the six months ended December 31, 2024 decreased $501,000, or 12.1%, to $3,625,000, or 24.3% of net sales. By comparison, gross profit for the six months ended December 31, 2023 was $4,126,000, or 23.6% of net sales. The increase in gross profit as a percentage of net sales was driven primarily by higher product margin rates in our physical therapy and rehabilitation products, partially offset by the reduction in net sales as previously discussed.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses decreased $411,000, or 15.1%, to $2,311,000 for the quarter ended December 31, 2024, compared to $2,722,000 for the quarter ended December 31, 2023. The decline in selling, general and administrative expenses was driven by a reduction in salaries and benefits, a decrease in sales expenses, and a reduction in other professional expenses.

SG&A expenses decreased $724,000, or 13.7%, to $4,543,000 for the six months ended December 31, 2024, compared to $5,267,000 for the six months ended December 31, 2023. The overall reduction in SG&A expenses was led by a reduction in salaries and benefits and decrease in sales and other professional expenses.

Net Other Expense

Net other expense for the quarter ended December 31, 2024, was $108,000 compared to net other expense of $110,000 for the quarter ended December 31, 2023.  Net other expense for the six months ended December 31, 2024, was $215,000 compared to net other expense of $190,000 for the six months ended December 31, 2023.The year-over-year increase in net other expense for the six months ended December 31, 2024 is primarily due increased interest expense as a result of the Company's line of credit.

Income Tax Benefit (Provision)

Income tax benefit (provision) was $0 and $1,000 for the quarters ended December 31, 2024 and 2023, respectively, and ($9,000) and ($11,000) for the six months ended December 31, 2024 and 2023, respectively. See Liquidity and Capital Resources - Deferred Income Tax Assets below for more information.

Net Loss

Net loss for the quarter ended December 31, 2024 was $775,000 compared to a net loss of $1,011,000 for the quarter ended December 31, 2023. The $236,000 decrease in net loss was attributable a decrease of $411,000 in SG&A expenses and offset by a decrease in gross profit of $175,000.

Net loss for the six months ended December 31, 2024 was $1,141,000 compared to a net loss of $1,342,000 for the six months ended December 31, 2023. The $201,000 decrease in net loss was attributable to a decrease of $724,000 in SG&A expenses and decrease in the income tax provision of $2,000, offset by a decrease in gross profit of $501,000 and increase of $24,000 in net other expense.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders decreased $243,000 to $960,000 for the quarter ended December 31,2024 compared to $1,203,000 for the quarter ended December 31 2023. The decrease in net loss attributable to common stockholders for the quarter is due primarily to a $236,000 decrease in the net loss and a $6,000 decrease in the deemed dividends on convertible preferred stock and accretion of discounts. On a per share basis, basic and diluted net loss attributable to common stockholders was $0.13 per share for the quarter ended December 31, 2024, compared to $0.27 per share for the quarter ended December 31, 2023.

Net loss attributable to common stockholders decreased $235,000 to $1,495,000 for the six months ended December 31, 2024 compared to $1,730,000 for the six months ended December 31, 2023. The decrease in net loss attributable to common stockholders for the quarter is due primarily to a $201,000 decrease in the net loss and a $34,000 decrease in the deemed dividends on convertible preferred stock and accretion of discounts. On a per share basis, basic and diluted net loss attributable to common stockholders was $0.23 per share for the six months ended December 31, 2024, compared to $0.39 per share for the six months ended December 31, 2023.

Liquidity and Capital Resources

We have historically financed operations through cash from operating activities, available cash reserves, draws against the line of credit, and proceeds from the sale of our equity securities. As of December 31, 2024, we had $791,000 in cash and cash equivalents, compared to $484,000 as of June 30, 2024.

Working capital was $1,890,000 as of December 31, 2024, compared to working capital of $2,853,000 as of June 30, 2024. The current ratio was 1.2 to 1 as of December 31, 2024 and 1.4 to 1 as of June 30, 2024. Current assets were 43.1% of total assets as of December 31, 2024, and 40.7% of total assets as of June 30, 2024. These factors raised substantial doubt regarding the Company's ability to continue as a going concern as of December 31, 2024.

However, management is implementing plans to continue the Company as a going concern and believes that by focusing on cost-control initiatives the Company can continue as a going concern.  The Company has reduced non-essential positions across the enterprise, resulting in a reduction in expense of approximately $400,000 for fiscal year 2025 and approximately $1,000,000 on an annualized basis.  Additionally, management has optimized the square footage needed for the orthopedic bracing segment and is actively working to optimize the square footage footprint needed for the therapeutic modalities business segment, which could yield additional expense reductions of approximately $600,000 on an annualized basis.  The Company is also evaluating the current inventory position and working to reduce the amount of excess inventory exposure by promoting discounted prices to convert the excess inventory to cash.

The Company has begun realizing the effects of these plans and expects continued effects to be realized in fiscal year 2025 and fiscal year 2026. Due to these actions, management forecasts that the Company will have sufficient liquidity to meet its obligations for the next twelve months from the date of the financial statements' issuance.

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

Cash and Cash Equivalents and Restricted Cash

Our cash and cash equivalents and restricted cash position increased $307,000 to $841,000 as of December 30, 2024, compared to $534,000 as of June 30, 2024. The primary source of cash for the six months ended December 31, 2024 was $233,000 of proceeds from the line of credit and $235,000 of cash provided by operating activities. The primary uses of cash included $149,000 of principal payments on finance lease liabilities and $11,000 of purchases of property and equipment.

Trade Accounts Receivable, net

Trade accounts receivable, net of allowance for credit losses, decreased approximately $621,000 or 18.0%, to $2,824,000 as of December 31, 2024, from $3,445,000 as of June 30, 2024. The decrease was driven primarily by a reduction in overall revenue and differences in the timing of collections around the end date of each respective quarter. Trade accounts receivable represents amounts due from our customers including dealers and distributors that purchase our products for redistribution, medical practitioners, clinics, hospitals, colleges, universities, and sports teams. We believe that our estimate of the allowance for credit losses is adequate based on our historical experience and relationships with our customers. Accounts receivable are generally collected within approximately 40 days of invoicing.

Inventories, net

Inventories, net of reserves, increased $944,000 or 16.9%, to $6,538,000 as of December 31, 2024, compared to $5,594,000 as of June 30, 2024. The increase was primarily due to an increase in inventory purchases in order to increase safety stock levels of key products. We believe that our allowance for inventory obsolescence is adequate based on our analysis of inventory, sales trends, and historical experience.

Accounts Payable

Accounts payable increased approximately $751,000 or 27.7%, to $3,463,000 as of December 31, 2024, from $2,712,000 as of June 30, 2024. The increase was driven primarily by an increase in inventory purchases and timing of payments.

Line of Credit

The outstanding balance of the line of credit was $2,355,000 as of December 31, 2024, compared to $2,122,000 as of June 30, 2024.

Finance Lease Liability

Finance lease liability as of December 31, 2024 and June 30, 2024 totaled approximately $1,582,000 and $1,732,000, respectively. Our finance lease liability consists primarily of our Utah building lease. In conjunction with the sale and leaseback of our Utah building in August 2014, we entered into a 15-year lease, classified as a finance lease, originally valued at $3,800,000. The building lease asset is amortized on a straightline basis over 15 years at approximately $252,000 per year. Total accumulated amortization related to the leased building is approximately $2,624,000 at December 31, 2024. The sale generated a profit of $2,300,000, which is being recognized straightline over the life of the lease at approximately $150,000 per year as an offset to amortization expense. The balance of the deferred gain as of December 31, 2024, is $702,000. Lease payments, currently approximately $33,000, are payable monthly and increase annually by approximately 2% per year over the life of the lease. Imputed interest for the three and six months ended December 31, 2024 was approximately $22,000 and $45,000, respectively. In addition to the Utah building, we have certain equipment leases that we have determined are finance leases.

Operating Lease Liability

Operating lease liability as of December 31, 2024 and June 30, 2024 totaled approximately $2,741,000 and $2,834,000, respectively. Our operating lease liability consists primarily of building leases for office, manufacturing, and warehouse space.

Deferred Income Tax Assets

A valuation allowance is required when there is significant uncertainty as to the realizability of deferred income tax assets. The ability to realize deferred income tax assets is dependent upon our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have determined that we do not meet the "more likely than not" threshold that deferred income tax assets will be realized. Accordingly, a valuation allowance is required. Any reversal of the valuation allowance in future periods will favorably impact our results of operations in the period of reversal. As of December 31, 2024 and June 30, 2024, we recorded a full valuation allowance against our net deferred income tax assets.

Stock Repurchase Plans

We have a stock repurchase plan available to us at the discretion of the Board of Directors. Approximately $449,000 remained of this authorization as of December 31, 2024. No purchases have been made under this plan since September 2011.

Off-Balance Sheet Arrangements

As of December 31, 2024, we had no offbalance sheet arrangements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a15(e) promulgated under the Exchange Act, as of December 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2024, our disclosure controls and procedures were effective, at a reasonable assurance level, to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.

The risk factors described in our Annual Report on Form 10K for the fiscal year ended June 30, 2024 have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the fiscal quarter ended December 31, 2024, none of our directors or officers informed us of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.
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

DYNATRONICS CORPORATION

Date: February 14, 2025	By:	/s/ Brian D. Baker
Brian D. Baker
President, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Gabe Ellwein
Gabe Ellwein
Chief Financial Officer
(Principal Financial Officer, and Principal Accounting Officer)

15