Form 10-Q
period 2025-03-31
DYNATRONICS CORP
filed 2025-05-12
CIK 720875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 9, 2025, there were 10,619,543 shares of the issuer's common stock outstanding.

DYNATRONICS CORPORATION

FORM 10Q
FOR THE QUARTERLY PERIOD ENDED March 31, 2025
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DYNATRONICS CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2025	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$174,090	$483,918
Restricted cash	50,410	50,410
Trade accounts receivable, less allowance for credit losses of $70,485 and $48,997 as of March 31, 2025 and June 30, 2024, respectively	2,837,232	3,444,587
Other receivables	178,514	454,390
Inventories, net	5,466,794	5,593,974
Prepaid expenses	645,230	530,356

Total current assets	9,352,270	10,557,635

Property and equipment, net	1,622,482	1,969,413
Operating lease assets	2,446,078	2,831,417
Intangible assets, net	2,536,250	2,999,975
Goodwill	7,116,614	7,116,614
Other assets	374,595	465,505

Total assets	$23,448,289	$25,940,559

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$3,699,380	$2,712,142
Accrued payroll and benefits expense	302,601	566,443
Accrued expense	671,861	725,727
Warranty reserve	104,803	120,677
Line of credit	1,851,198	2,121,667
Current portion of finance lease liability	315,975	302,998
Current portion of deferred gain	150,448	150,448
Current portion of operating lease liability	1,069,220	1,004,808

Total current liabilities	8,165,486	7,704,910

Finance lease liability, net of current portion	1,190,241	1,428,870
Deferred gain, net of current portion	514,030	626,866
Operating lease liability, net of current portion	1,380,605	1,829,608
Other liabilities	175,136	189,861

Total liabilities	11,425,498	11,780,115

Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value: Authorized 50,000,000 shares; 3,351,000 shares issued and outstanding as of March 31, 2025 and June 30, 2024, respectively	7,980,788	7,980,788
Common stock, no par value: Authorized 100,000,000 shares; 8,810,332 shares and 5,308,519 shares issued and outstanding as of March 31, 2025 and June 30, 2024, respectively	35,632,036	35,087,825
Accumulated deficit	(31,590,033)	(28,908,169)

Total stockholders' equity	12,022,791	14,160,444

Total liabilities and stockholders' equity	$23,448,289	$25,940,559

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net sales	$6,151,516	$7,657,846	$21,053,989	$25,161,111
Cost of sales	5,055,214	5,840,729	16,332,361	19,218,072
Gross profit	1,096,302	1,817,117	4,721,628	5,943,039

Selling, general, and administrative expenses	2,040,624	2,389,073	6,583,478	7,656,196
Operating loss	(944,322)	(571,956)	(1,861,850)	(1,713,157)

Other expense:
Interest expense, net	(95,410)	(109,292)	(308,383)	(299,418)
Other income, net	40,670	-	39,000	-
Net other expense	(54,740)	(109,292)	(269,383)	(299,418)

Loss before income taxes	(999,062)	(681,248)	(2,131,233)	(2,012,575)

Income tax benefit (provision)	-	13,526	(9,304)	2,783

Net loss	$(999,062)	$(667,722)	$(2,140,537)	$(2,009,792)

Preferred stock dividend, in common stock, issued or to be issued	(187,977)	(183,668)	(541,327)	(571,971)

Net loss attributable to common stockholders	$(1,187,039)	$(851,390)	$(2,681,864)	$(2,581,763)

Net loss per common share:
Basic and diluted	$(0.13)	$(0.17)	$(0.37)	$(0.57)

Weighted average shares outstanding:
Basic and diluted	8,793,057	4,878,512	7,302,201	4,553,847

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Common stock		Preferred stock		Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	deficit	equity
Balance at June 30, 2023	4,044,984	$34,355,315	3,351,000	$7,980,788	$(25,479,577)	$16,856,526
Stock-based compensation	13,399	19,173	-	-	-	19,173
Preferred stock dividend, in common stock, issued or to be issued	201,656	197,059	-	-	(197,059)	-
Net loss	-	-	-	-	(330,654)	(330,654)
Balance at September 30, 2023	4,260,039	34,571,547	3,351,000	7,980,788	(26,007,290)	16,545,045
Stock-based compensation	8,080	(3,848)	-	-	-	(3,848)
Preferred stock dividend, in common stock, issued or to be issued	262,718	191,244	-	-	(191,244)	-
Net loss	-	-	-	-	(1,011,416)	(1,011,416)
Balance at December 31, 2023	4,530,837	34,758,943	3,351,000	7,980,788	(27,209,950)	15,529,781
Stock-based compensation	10,154	(16,492)	-	-	-	(16,492)
Preferred stock dividend, in common stock, issued or to be issued	341,384	183,668	-	-	(183,668)	-
Net loss	-	-	-	-	(667,722)	(667,722)
Balance at March 31, 2024	4,882,375	34,926,119	3,351,000	7,980,788	(28,061,340)	14,845,567
Stock-based compensation	-	2,804	-	-	-	2,804
Preferred stock dividend, in common stock, issued or to be issued	426,144	158,902	-	-	(158,902)	-
Net loss	-	-	-	-	(687,927)	(687,927)
Balance at June 30, 2024	5,308,519	35,087,825	3,351,000	7,980,788	(28,908,169)	14,160,444
Stock-based compensation	12,000	1,200	-	-	-	1,200
Preferred stock dividend, in common stock, issued or to be issued	575,745	167,738	-	-	(167,738)	-
Net loss	-	-	-	-	(366,648)	(366,648)
Balance at September 30, 2024	5,896,264	35,256,763	3,351,000	7,980,788	(29,442,555)	13,794,996
Stock-based compensation	-	1,200	-	-	-	1,200
Preferred stock dividend, in common stock, issued or to be issued	1,359,299	185,612	-	-	(185,612)	-
Net loss	-	-	-	-	(774,827)	(774,827)
Balance at Decemeber 31, 2024	7,255,563	35,443,575	3,351,000	7,980,788	(30,402,994)	13,021,369
Stock-based compensation	8,000	484	-	-	-	484
Preferred stock dividend, in common stock, issued or to be issued	1,546,769	187,977	-		(187,977)	-
Net loss	-	-	-	-	(999,062)	(999,062)
Balance at March 31, 2025	8,810,332	$35,632,036	3,351,000	$7,980,788	$(31,590,033)	$12,022,791

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,140,537)	$(2,009,792)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	372,662	520,051
Amortization of intangible assets	463,725	463,725
Loss on sale of property	5,330	41,389
Stock-based compensation	2,884	(1,166)
Change in allowance for credit losses	21,488	(71,999)
Change in allowance for inventory obsolescence	(25,941)	151,390
Amortization of deferred gain on sale/leaseback	(112,836)	(112,836)
Change in operating assets and liabilities:
Trade accounts receivable	585,867	77,378
Inventories	153,121	1,067,812
Prepaid expenses and other receivables	161,002	(771,569)
Other assets	90,910	333,530
Accounts payable, accrued expenses, and other current liabilities	638,931	(1,542,806)

Net cash provided by (used in) operating activities	216,606	(1,854,893)

Cash flows from investing activities:
Purchase of property and equipment	(30,312)	(241,014)

Net cash used in investing activities	(30,312)	(241,014)

Cash flows from financing activities:
Principal payments on finance lease liability	(225,653)	(213,383)
Net change in line of credit	(270,469)	2,352,038

Net cash (used in) provided by financing activities	(496,122)	2,138,655

Net change in cash and cash equivalents and restricted cash	(309,828)	42,748

Cash and cash equivalents and restricted cash at beginning of the period	534,328	552,870

Cash and cash equivalents and restricted cash at end of the period	$224,500	$595,618

Supplemental disclosure of cash flow information:
Cash paid for interest	$192,172	$455,932
Supplemental disclosure of non-cash investing and financing activities
Preferred stock dividend, in common stock, issued or to be issued	$541,327	$571,971
Operating lease right-of-use assets obtained in exchange for lease obligations	467,842	35,366

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2025

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

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 1, Basis of Presentation and Summary of Accounting Policies, of the Notes to Consolidated Financial Statements included in the Company's Annual Report. In the opinion of management, the Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2025 and its results of operations and its cash flows for the periods presented. The results of operations for the first nine months of the fiscal year are not necessarily indicative of results for the full year or any future periods.

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

Sublease Agreement

On January 28, 2025, the Company entered into a sublease agreement with Ninety Nine Technologies LLC. The agreement extends through December 31, 2025, with a monthly rent of $19,700, and will continue on a month-to-month basis thereafter unless terminated by either party.

Liquidity and Going Concern

The decline from historical sales and subsequent decrease in accounts receivable has limited the Company's ability to generate cash from operations and limited the availability of capital from the asset based line of credit. Due to this, net working capital has decreased from $2,853,000 as of June 30, 2024 to $1,187,000 as of March 31, 2025, which has created substantial doubt about the Company's ability to continue as a going concern.

In response, management has implemented plans to continue the Company as a going concern and believes that eliminating non-essential positions across the enterprise, reducing expenses by approximately $600,000 for fiscal year 2025 and approximately $1,700,000 on an annualized basis will allow the Company to continue as a going concern. Additionally, management has optimized the square footage needed for the orthopedic bracing business segment and is actively working to optimize the square footage footprint needed for the therapeutic modalities business segment. Optimization of the square footage footprint for both segments could yield cost savings of approximately $600,000 annually. Management is also working to reduce the amount of excess inventory exposure by promoting discounted prices to convert the excess inventory to cash. The Company projects that these initiatives will reduce expenses, thereby reducing ongoing liquidity needs to enable continuation of operations and compliance with the debt covenants for the foreseeable future. Although there are no guarantees that the Company will be successful, management believes such initiatives will enable it to continue as a going concern through at least the next twelve months.

In addition to the foregoing, recent tariff changes imposed by the U.S. and China have created increased risks and uncertainties surrounding the Company's future results of operations. The impact of tariffs in the first quarter of 2025 was not material. However, should universal tariffs be implemented as initially announced in April 2025, the Company anticipates a significant adverse impact on its future costs of revenue, which will impact its results of operations. Particularly, the U.S. import tariffs and the reciprocal measures by China, are expected to increase the Company's cost of goods sold. The Company anticipates that some of its suppliers will incur incremental tariff-related costs, which may be passed on to the Company. The extent and duration of the tariffs and the resulting impact on general economic conditions and on the business are uncertain and are expected to be impacted by various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that already exist or may be granted, availability and cost of alternative sources of the products and materials, and the Company's ability to offset the effects of any tariffs that might be imposed.  In response to these risks and uncertainties, the Company has taken affirmative steps to stock adequate inventory of certain key products and components to service immediate orders and is proactively working with its suppliers to mitigate potential tariff-related costs.

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

All outstanding options, warrants and convertible preferred stock for common shares are not included in the computation of diluted net loss per common share because they are antidilutive, which for the three months ended March 31, 2025 and 2024, totaled 688,200 and 670,200, respectively, and for the nine months ended March 31, 2025 and 2024, totaled 688,200 and 670,200, respectively.

Note 3. Convertible Preferred Stock

As of March 31, 2025, the Company had issued and outstanding a total of 1,992,000 shares of Series A 8% Convertible Preferred Stock ("Series A Preferred") and 1,359,000 shares of Series B Convertible Preferred Stock ("Series B Preferred"). The Series A Preferred and Series B Preferred are convertible into a total of 670,200 shares of common stock. Dividends payable on these preferred shares accrue at the rate of 8% per year and are payable quarterly in stock or cash at the option of the Company. The Company generally pays the dividends on the preferred stock by issuing shares of its common stock. The formula for paying these dividends using common stock in lieu of cash can change the effective yield on the dividend to more or less than 8% depending on the market price of the common stock at the time of issuance.

In April 2025, the Company paid $187,977 of preferred stock dividends with respect to the Series A Preferred and Series B Preferred that accrued during the three months ended March 31, 2025, by issuing 1,809,211 shares of common stock.

Note 4. Inventories

Inventories consisted of the following:

	March 31, 2025	June 30, 2024
Raw materials	$3,214,439	$3,596,287
Work in process	309,356	315,075
Finished goods	2,506,741	2,272,295
Inventory reserve	(563,742)	(589,683)
	$5,466,794	$5,593,974

Note 5. Debt

As of March 31, 2025 and June 30, 2024, the line of credit was $1,851,198 and $2,121,667, respectively.

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

Note 6. Related-Party Transactions

The Company leases office, manufacturing and warehouse facilities in Northvale, New Jersey, and Eagan, Minnesota from shareholders and entities controlled by shareholders who were previously principals of businesses acquired by the Company. The combined expenses associated with these relatedparty transactions totaled $348,456 and $332,857 for the three months ended March 31, 2025 and 2024, respectively, and $1,033,368 and $999,795 for the nine months ended March 31, 2025 and 2024, respectively.

Note 7. Revenue

As of March 31, 2025 and June 30, 2024, the net rebate liability was $222,215 and $263,959, respectively. The rebate liability is included in accrued expenses within the accompanying condensed consolidated balance sheets. As of March 31, 2025 and June 30, 2024, the allowance for sales discounts was $8,490 and $13,814, respectively. The allowance for sales discounts is included in trade accounts receivable, less allowance for credit losses in the accompanying condensed consolidated balance sheets.

The following table disaggregates revenue by major product category for the three and nine months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Physical Therapy and Rehabilitation Products	$3,310,768	$3,656,363	$11,554,808	$12,631,415
Orthopedic Soft Bracing Products	2,816,762	3,980,170	9,425,615	12,464,521
Other	23,986	21,313	73,566	65,175
	$6,151,516	$7,657,846	$21,053,989	$25,161,111

Note 8. Subsequent Events

Effective as of April 1, 2025 ("Commencement Date"), the Company, as tenant, entered into a lease ("Lease") with Ninety-Nine Technologies, LLC, as landlord, to occupy 56,687 square-feet of the manufacturing facility located at 1200 Trapp Road, Eagan, Minnesota. The initial term of the Lease begins on the Commencement Date and continues for a period of thirty-nine calendar months, subject to an option to extend the term for one additional period of 36 calendar months in accordance with the terms thereof. Under the Lease, the Company is obligated to pay annual base rent for the first year of $481,840, increasing at 4% per annum over the term of the Lease, together with its proportionate share of certain operating expenses.
8

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our Unaudited Condensed Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, with a narrative from the perspective of management. You should also consider this information with the information included in our Annual Report on Form 10K for the fiscal year ended June 30, 2024, and our other filings with the SEC, including our quarterly and current reports that we have filed since June 30, 2024 through the date of this report. In the following MD&A, we have rounded many numbers to the nearest one thousand dollars. These numbers should be read as approximate. All intercompany transactions have been eliminated. Our fiscal year ends on June 30. For example, reference to fiscal year 2025 refers to the year ending June 30, 2025. This report covers the three and nine months ended March 31, 2025. Results of operations for the three and nine months ended March 31, 2025 are not necessarily indicative of the results that may be achieved for the full fiscal year ending June 30, 2025.

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

Results of Operations

Net Sales

Net sales decreased $1,506,000 or 19.7% to $6,152,000 for the quarter ended March 31, 2025, compared to net sales of $7,658,000 for the quarter ended March 31, 2024. Net sales decreased $4,107,000 or 16.3% to $21,054,000 for the nine months ended March 31, 2025, compared to net sales of $25,161,000 for the nine months ended March 31, 2024. The yearoveryear decrease is attributable to a reduction in overall volume for OEM customers and a general reduction in demand for the orthopedic soft bracing product category.

Gross Profit

Gross profit for the quarter ended March 31, 2025 decreased $721,000, or 39.7%, to $1,096,000, or 17.8% of net sales. By comparison, gross profit for the quarter ended March 31, 2024 was $1,817,000, or 23.7% of net sales. Gross profit for the nine months ended March 31, 2025 decreased $1,221,000, or 20.6%, to $4,722,000, or 22.4% of net sales. By comparison, gross profit for the nine months ended March 31, 2024 was $5,943,000, or 23.6% of net sales. The decrease in gross profit as a percentage of net sales was driven primarily by the reduction in net sales as previously discussed.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses decreased $348,000, or 14.6%, to $2,041,000 for the quarter ended March 31, 2025, compared to $2,389,000 for the quarter ended March 31, 2024. The decline in selling, general and administrative expenses was driven by a reduction in salaries and benefits and a reduction in other professional expenses.

SG&A expenses decreased $1,073,000, or 14.0%, to $6,583,000 for the nine months ended March 31, 2025, compared to $7,656,000 for the nine months ended March 31, 2024. The overall reduction in SG&A expenses was led by a reduction in salaries and benefits and a decrease in other professional expenses.

Net Other Expense

Net other expense for the quarter ended March 31, 2025, was $55,000 compared to net other expense of $109,000 for the quarter ended March 31, 2024.  Net other expense for the nine months ended March 31, 2025, was $269,000 compared to net other expense of $299,000 for the nine months ended March 31, 2024. The year-over-year decrease in net other expense for the nine months ended March 31, 2025 is primarily due to decreased interest expense under the Company's line of credit, and an increase of other income recognized in 2025.

Income Tax Benefit (Provision)

Income tax benefit (provision) was $0 and $14,000 for the quarters ended March 31, 2025 and 2024, respectively, and ($9,000) and $3,000 for the nine months ended March 31, 2025 and 2024, respectively. See Liquidity and Capital Resources - Deferred Income Tax Assets below for more information.

Net Loss

Net loss for the quarter ended March 31, 2025 was $999,000 compared to a net loss of $668,000 for the quarter ended March 31, 2024. The $331,000 increase in net loss was attributable to a decrease in gross profit of $721,000 and a decrease in the income tax benefit of $14,000 offset by a decrease of $348,000 in SG&A expenses and a decrease of $55,000 in net other expense.

Net loss for the nine months ended March 31, 2025 was $2,141,000 compared to a net loss of $2,010,000 for the nine months ended March 31, 2024. The $131,000 increase in net loss was attributable to a decrease in gross profit of $1,221,000 and a decrease in the income tax benefit of $12,000 offset by a decrease of $1,073,000 in SG&A expenses and a decrease of $30,000 in net other expense.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders increased $336,000 to $1,187,000 for the quarter ended March 31,2025 compared to $851,000 for the quarter ended March 31 2024. The increase in net loss attributable to common stockholders for the quarter is due primarily to a $331,000 increase in the net loss and a $5,000 increase in the deemed dividends on convertible preferred stock and accretion of discounts. On a per share basis, basic and diluted net loss attributable to common stockholders was $0.13 per share for the quarter ended March 31, 2025, compared to $0.17 per share for the quarter ended March 31, 2024.

Net loss attributable to common stockholders increased $100,000 to $2,682,000 for the nine months ended March 31, 2025 compared to $2,582,000 for the nine months ended March 31, 2024. The increase in net loss attributable to common stockholders for the quarter is due primarily to a $131,000 increase in the net loss offset by a $31,000 decrease in the deemed dividends on convertible preferred stock and accretion of discounts. On a per share basis, basic and diluted net loss attributable to common stockholders was $0.37 per share for the nine months ended March 31, 2025, compared to $0.57 per share for the nine months ended March 31, 2024.

Liquidity and Capital Resources

We have historically financed operations through cash from operating activities, available cash reserves, draws against the line of credit, and proceeds from the sale of our equity securities. As of March 31, 2025, we had $174,000 in cash and cash equivalents, compared to $484,000 as of June 30, 2024.

Working capital was $1,187,000 as of March 31, 2025, compared to working capital of $2,853,000 as of June 30, 2024. The current ratio was 1.1 to 1 as of March 31, 2025 and 1.4 to 1 as of June 30, 2024. Current assets were 39.9% of total assets as of March 31, 2025, and 40.7% of total assets as of June 30, 2024. These factors raised substantial doubt regarding the Company's ability to continue as a going concern as of March 31, 2025.

In response, management has implemented plans to continue the Company as a going concern and believes that by focusing on cost-control initiatives the Company can continue as a going concern.  The Company has reduced non-essential positions across the enterprise, resulting in a reduction in expense of approximately $600,000 for fiscal year 2025 and approximately $1,700,000 on an annualized basis.  Additionally, management has optimized the square footage needed for the orthopedic bracing segment and is actively working to optimize the square footage footprint needed for the therapeutic modalities business segment, which could yield additional expense reductions of approximately $600,000 on an annualized basis.  The Company is also evaluating the current inventory position and working to reduce the amount of excess inventory exposure by promoting discounted prices to convert the excess inventory to cash.

The Company has begun to realize the effects of these plans and expects continued effects to be realized in fiscal year 2025 and fiscal year 2026. Due to these actions, management forecasts that the Company will have sufficient liquidity to meet its obligations for the next twelve months from the date of the financial statements' issuance.

In addition to the foregoing, recent tariff changes imposed by the U.S. and China have created increased risks and uncertainties surrounding the Company's future results of operations. The impact of tariffs in the first quarter of 2025 was not material. However, should universal tariffs be implemented as initially announced in April 2025, the Company anticipates a significant adverse impact on its future costs of revenue, which will impact its results of operations. Particularly, the U.S. import tariffs and the reciprocal measures by China, are expected to increase the Company's cost of goods sold. The Company anticipates that some of its suppliers will incur incremental tariff-related costs, which may be passed on to the Company. The extent and duration of the tariffs and the resulting impact on general economic conditions and on the business are uncertain and are expected to be impacted by various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that already exist or may be granted, availability and cost of alternative sources of the products and materials, and the Company's ability to offset the effects of any tariffs that might be imposed.  In response to these risks and uncertainties, the Company has taken affirmative steps to stock adequate inventory of certain key products and components to service immediate orders and is proactively working with its suppliers to mitigate potential tariff-related costs.

Moreover, the continuing effects of uncertainties in the broader economic environment on the global supply chain, higher personnel costs, and changes to customer or product mix, could have an adverse effect on our liquidity and cash and we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. Additionally, we operate in a rapidly evolving and unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that we will not be required to raise additional funds through the sale of equity or debt securities or from credit facilities. Additional capital, if needed, may not be available on satisfactory terms, or at all.

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

Cash and Cash Equivalents and Restricted Cash

Our cash and cash equivalents and restricted cash position decreased $309,000 to $225,000 as of March 31, 2025, compared to $534,000 as of June 30, 2024. The primary uses of cash for the nine months ended March 31, 2025 included $270,000 net change in the line of credit, $226,000 of principal payments on finance lease liabilities, and $30,000 of purchases of property and equipment. The primary source of cash was $217,000 of cash provided by operating activities.

Trade Accounts Receivable, net

Trade accounts receivable, net of allowance for credit losses, decreased approximately $607,000 or 17.6%, to $2,837,000 as of March 31, 2025 from $3,445,000 as of June 30, 2024. The decrease was driven primarily by a reduction in overall revenue and differences in the timing of collections around the end date of each respective quarter. Trade accounts receivable represents amounts due from our customers including dealers and distributors that purchase our products for redistribution, medical practitioners, clinics, hospitals, colleges, universities, and sports teams. We believe that our estimate of the allowance for credit losses is adequate based on our historical experience and relationships with our customers. Accounts receivable are generally collected within approximately 40 days of invoicing.

Inventories, net

Inventories, net of reserves, decreased $127,000 or 2.3%, to $5,467,000 as of March 31, 2025, compared to $5,594,000 as of June 30, 2024. The decrease was in line with sales trends as safety stock levels for key items are adjusted to sales trends. We believe that our allowance for inventory obsolescence is adequate based on our analysis of inventory, sales trends, and historical experience.

Accounts Payable

Accounts payable increased approximately $987,000 or 36.4%, to $3,699,000 as of March 31, 2025, from $2,712,000 as of June 30, 2024. The increase was driven primarily by timing of payments.

Line of Credit

The outstanding balance of the line of credit was $1,851,000 as of March 31, 2025, compared to $2,122,000 as of June 30, 2024.

Finance Lease Liability

Finance lease liability as of March 31, 2025 and June 30, 2024 totaled approximately $1,506,000 and $1,732,000, respectively. Our finance lease liability consists primarily of our Utah building lease. In conjunction with the sale and leaseback of our Utah building in August 2014, we entered into a 15-year lease, classified as a finance lease, originally valued at $3,800,000. The building lease asset is amortized on a straightline basis over 15 years at approximately $252,000 per year. Total accumulated amortization related to the leased building is approximately $2,687,000 at March 31, 2025. The sale generated a profit of $2,300,000, which is being recognized straight-line over the life of the lease at approximately $150,000 per year as an offset to amortization expense. The balance of the deferred gain as of March 31, 2025, is $664,000. Lease payments, currently approximately $33,000, are payable monthly and increase annually by approximately 2% per year over the life of the lease. Imputed interest for the three and nine months ended March 31, 2025 was approximately $21,000 and $66,000, respectively. In addition to the Utah building, we have certain equipment leases that we have determined are finance leases.

Operating Lease Liability

Operating lease liability as of March 31, 2025 and June 30, 2024 totaled approximately $2,450,000 and $2,834,000, respectively. Our operating lease liability consists primarily of building leases for office, manufacturing, and warehouse space.

Deferred Income Tax Assets

A valuation allowance is required when there is significant uncertainty as to the realizability of deferred income tax assets. The ability to realize deferred income tax assets is dependent upon our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have determined that we do not meet the "more likely than not" threshold that deferred income tax assets will be realized. Accordingly, a valuation allowance is required. Any reversal of the valuation allowance in future periods will favorably impact our results of operations in the period of reversal. As of March 31, 2025 and June 30, 2024, we recorded a full valuation allowance against our net deferred income tax assets.

Stock Repurchase Plans

We have a stock repurchase plan available to us at the discretion of the Board of Directors. Approximately $449,000 remained of this authorization as of March 31, 2025. No purchases have been made under this plan since September 2011.

OffBalance Sheet Arrangements

As of March 31, 2025, we had no offbalance sheet arrangements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a15(e) promulgated under the Exchange Act, as of March 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2025, our disclosure controls and procedures were effective, at a reasonable assurance level, to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.

Except as set forth below, the risk factors described in our Annual Report on Form 10K for the fiscal year ended June 30, 2024 have not materially changed.

Changes in U.S. and international trade policies, particularly with respect to China, may adversely impact our business and operating results.

Recent U.S. government actions have made significant changes to existing trade agreements and relationships between the U.S. and other countries. The U.S. government has implemented substantial changes in 2025 to U.S. trade policies, including import restrictions, increased import tariffs and changes in U.S. participation in multilateral trade agreements, such as the United States-Mexico-Canada Agreement to replace the former North American Free Trade Agreement.

The ongoing global economic competition and trade tensions between the U.S. and China has resulted in the U.S. government assessing supplemental tariffs on certain goods imported from China and China's assessment of retaliatory tariffs on certain imports of U.S. goods into China. It is unknown whether and to what extent new tariffs, export controls, or other new laws or regulations will be adopted, or the effect that any such actions would have on us or our industry.

Owing to the complex relationships between the U.S. and such other countries, political, diplomatic, military, or other events could result in business disruptions, including increased regulatory enforcement against companies, tariffs, trade embargoes, capital controls, export restrictions and the termination or modification of existing trade agreements. The imposition of such restrictions could increase the cost of the Company's products and the components and raw materials that go into making them, require the Company to change its operations and the products it offers and negatively impact consumer confidence and spending, all of which, both individually and in the aggregate, could materially and adversely affect our business, results of operations and financial condition.

The continuing worldwide macroeconomic and geopolitical uncertainty may adversely affect our business and prospects.

The United States and foreign countries have experienced recessionary pressures and face continued concerns about the systemic impacts of adverse economic conditions and geopolitical issues. Any negative impact on economic conditions and international markets, including increased geopolitical instability and other macroeconomic factors, including inflation, supply chain disruptions, interest rate and foreign currency rate fluctuations, and volatility in the capital markets could negatively impact our business, financial condition, and results of operations.

Continued concerns about the systemic impact of potential long-term and wide-spread recession and geopolitical issues, including wars, such as the war between Russia and Ukraine and the conflicts in the Middle East involving Israel, and acts of terrorism, have contributed to increased market volatility and diminished expectations for economic growth in the world. Our business and results of operations have been and may continue to be adversely impacted by changes in macroeconomic conditions, including inflation, rising interest rates, bank failures and the accessibility of capital markets. Uncertainty about global economic conditions may also cause decreased demand for our products and services and increased competition, which could result in lower sales volume and downward pressure on the prices for our products, longer sales cycles, and slower adoption of new technologies. A weakening of macroeconomic conditions may also adversely affect our suppliers, which could result in interruptions in supply and increased costs for the products we order from them.

Market acceptance of our medical products in the U.S. and other countries is dependent upon the medical equipment purchasing and procurement practices of our customers, patient need for our products and procedures and the reimbursement of patients' medical expenses by government healthcare programs and third-party payors. The continuing uncertainty surrounding global economic conditions and financial markets may cause the purchasers of medical equipment to decrease their procurement activities. Economic uncertainty, an increase in unemployment rates, as well as increasing health insurance premiums, co-payments and deductibles may adversely affect demand for our products and procedures. Furthermore, governments and other third-party payors around the world facing tightening budgets could move to further reduce the reimbursement rates or the scope of coverage offered, which could adversely affect the sales of our products.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the fiscal quarter ended March 31, 2025, none of our directors or officers informed us of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.
13

Item 6. Exhibits

10.1	Lease Agreement dated effective as of April 1, 2025 between Bird & Cronin, LLC and Ninety-Nine Technologies, LLC (incorporated by reference to Exhibit 10.1 of registrant's Current Report on Form 8-K filed April 4, 2025)

31.1	Certification under Rule 13a14(a)/15d14(a) of principal executive officer

31.2	Certification under Rule 13a-14(a)/15d-14(a) of principal financial officer

32.1	Certification under Section 906 of the SarbanesOxley Act of 2002 (18 U.S.C. Section 1350) of principal executive officer

32.2	Certification under Section 906 of the SarbanesOxley Act of 2002 (18 U.S.C. Section 1350) of principal financial officer

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Date File because its XBRL tags are embedded with the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNATRONICS CORPORATION

Date: May 12, 2025	By:	/s/ Brian D. Baker
Brian D. Baker
President, Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

15