Form 10-K
period 2025-06-30
DYNATRONICS CORP
filed 2025-10-14
CIK 720875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

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
Yes ☐ No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates computed by reference to the price at which the common stock was last sold on December 31, 2024 (the last day of the registrant's most recently completed second fiscal quarter), was approximately $0.6 million.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of October 6, 2025, there were 16,001,331 shares of the issuer's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Dynatronics Corporation intends to file such proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after its fiscal year ended June 30, 2025.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including documents incorporated herein by reference, contains "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, but are not limited to: any projections of net sales, earnings, or outlook for fiscal year 2026, and other financial items; any statements of the strategies, plans and objectives of management for future operations; expectations in connection with the Company's previously announced business optimization plan; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements can be identified by their use of such words as "may," "will," "estimate," "intend," "continue," "believe," "expect," or "anticipate" and similar references to future periods.

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

PART I

Item 1. Business

Company Background

Dynatronics Corporation is a leading medical device company committed to providing high-quality products designed to accelerate optimal health. The Company designs, manufactures, and sells a broad range of products for clinical use in physical therapy, rehabilitation, orthopedics, pain management, and athletic training. Through its distribution channels, Dynatronics markets and sells to orthopedists, physical therapists, chiropractors, athletic trainers, sports medicine practitioners, clinics, and hospitals. The Company's products are marketed under a portfolio of high-quality, well-known industry brands including Bird & Cronin, Solaris, Hausmann, PROTEAM, and Mammoth, among others.

Unless the context otherwise requires, all references in this report to "registrant," "we," "us," "our," "Dynatronics," or the "Company" refer to Dynatronics Corporation, a Utah corporation, and its wholly owned subsidiaries. In this report, unless otherwise expressly indicated, references to "dollars" and "$" are to United States dollars.

Business Strategy

Dynatronics is a leading manufacturer of restorative products known for trusted high-quality brands, on-time delivery, and superior customer care. We are committed to maintaining our current position through consistent operational excellence and a focus on sustaining our core strengths. Our strategy prioritizes stable revenue streams, steady business operations, and ensuring continued value for clinicians, investors, and all stakeholders.

Corporate Information

Dynatronics Corporation is a Utah corporation founded in 1983 as Dynatronics Laser Corporation to acquire our predecessor company, Dynatronics Research Company, which was also a Utah corporation, formed in 1979. Our principal executive offices are located at 1200 Trapp Road, Eagan, Minnesota, 55121, and our telephone number is (801) 568-7000. Our website address is www.dynatronics.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and documents we file with the Securities and Exchange Commission (or "SEC") are available via a link to the SEC's website www.sec.gov on our website under the "Investors" tab, which directs you to our page at www.dynatronics.com/investors/. Available on this website as a portal, investors can find or navigate to pertinent information about us, including copies of the reports described above, as well as other information such as the following:

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

You may also subscribe to receive Company alerts and information as it becomes available from the Company. The information found on our website and our Investors portal is not part of this or any other report we file with, or furnish to, the SEC. We encourage investors, the media, and others interested in Dynatronics to review the information we post on our website and the social media channels listed on our Investor Relations webpage.

We operate on a fiscal year ending June 30. For example, reference to fiscal year 2025 refers to the fiscal year ended June 30, 2025. All references to financial statements in this report refer to the consolidated financial statements of our parent company, Dynatronics Corporation, and our wholly-owned subsidiaries, Bird & Cronin, LLC and Hausmann Enterprises, LLC.

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

Our Solaris, Hausmann, PROTEAM, Forged, Timber and Titan brands include products for physical therapy, rehabilitation, and athletic training. These products include treatment tables, rehabilitation equipment, therapeutic modalities, and related supplies.

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

Sales Mix among Key Products

No single product accounted for more than 10% of total revenues in fiscal years 2025 or 2024. Sales of product we manufacture or are manufactured by our contract manufacturers represented approximately 98% of total product sales, excluding freight and other revenue, in both fiscal years 2025 and 2024.

Patents and Trademarks

Patents. We own a United States patent on our thermoelectric technology that will remain in effect until February 2033. We also hold a United States patent on our combination traction/phototherapy technology that will remain in effect until December 2026.

Trademarks and Copyrights. We own trademarks used in our business, particularly marks relating to our corporate and product names. United States trademark registrations that are significant to our business include Dynatron®, Dynatron Solaris®, Bird & Cronin®, Hausmann®, and PROTEAM™.

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

Customers and Markets

We sell products to licensed practitioners such as orthopedists, physical therapists, chiropractors, and athletic trainers. Our customers also include professional sports teams and universities, sports medicine specialists, post-acute care facilities, hospitals, clinics, retail distributors and equipment manufacturer ("OEM") partners. We utilize a network of over 100 core independent dealers throughout the United States. Most dealers purchase and take title to the products, which they then sell to end users. In addition, we utilize a network of independent sales representatives combined with a small number of targeted direct sales representatives.

We have entered into agreements with independent clinics and hospitals, regional and national chains of physical therapy clinics and hospitals, integrated delivery networks, group purchasing organizations ("GPOs"), and government agencies. We sell products directly to these clinics, hospitals, and groups pursuant to preferred pricing arrangements. In fiscal year 2025, two major customers were responsible for 14.5% and 12.0% of our total net sales. Three major customers were responsible for 13.0%, 12.7% and 12.7% of our total net sales in fiscal year 2024.

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

Manufacturing and Quality Assurance

We produce products at our facilities in Northvale, New Jersey, Eagan, Minnesota, and Cottonwood Heights, Utah. Our products utilize custom components both fashioned internally from sourced raw materials, as well as components purchased from third-party suppliers. All parts and components purchased from third-party suppliers meet established specifications. Trained staff perform all sub-assembly, final assembly and quality assurance testing by following established procedures. Our design and development process ensures that our products meet specified design requirements. We strive to manage the suppliers of components and materials to ensure their quality and availability for our manufacturing teams.

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

Employees

As of June 30, 2025, we employed 88 full-time employees. Certain of our employees (35 individuals) are subject to a collective bargaining agreement scheduled to expire in February 2028. We believe our labor relations with both union and non-union employees are satisfactory.

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

Substantial Doubt About Our Ability to Continue as a Going Concern

As noted in the Report of Independent Registered Public Accounting Firm on our audited consolidated financial statements and a related footnote to our audited consolidated financial statements, we have incurred significant recurring operating losses primarily driven by recent yearly declines in revenue, recurring negative cash flows, and continued reduction in liquidity that have caused the Company to determine there is substantial doubt about our ability to continue as a going concern. In response to these challenges, the Company is in the process of implementing a series of strategic actions aimed at improving liquidity, increasing operating efficiency and revenues, and ensuring business continuity. While we believe that we will be able to successfully execute on these strategic actions, there can be no assurances that we will be successful in these efforts. If we are unable to successfully execute on these strategies, our business, prospects, financial condition, and results of operations would be materially and adversely affected, and we may be unable to continue as a going concern. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

We have a history of losses, and we may not sustain profitability in the future. Although we had net income in fiscal year 2021, we have incurred net losses for 13 of the 14 previous fiscal years. We cannot predict when we will again achieve profitable operations or that we will not require additional financing to fulfill our business objectives. We may not be able to increase revenue in future periods, and our revenue could decline or grow more slowly than we expect. We may incur significant losses in the future for many reasons, including due to the risks described in this report.

We have incurred and may in the future incur non-cash impairment charges. In the future we may incur additional non-cash impairment charges if there is a sustained decline in our stock price, adverse changes in our projected cash flows, or changes in key assumptions, including but not limited to lower revenue growth, lower operating margins, or a lower terminal growth rate. Such events or changes may require us to conduct additional impairment testing of our goodwill, intangible assets, and long-lived assets, potentially resulting in further non-cash impairment charges. Any such charges would likely have a material adverse effect on our consolidated statements of operations and consolidated balance sheets in the reporting period in which they are recorded.

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

A significant percentage of our workforce is subject to a collective bargaining agreement. Approximately 40% of our workforce is subject to a collective bargaining agreement, which is subject to negotiation and renewal every three years. The current agreement is scheduled to expire in February 2028. Our inability to negotiate the renewal of this collective bargaining agreement, or any prolonged work stoppages, could have a material adverse effect on our business, results of operations, financial condition and cash flows. We cannot ensure that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor, or that a breakdown in such negotiations will not result in the disruption of our operations. In addition, employees who are not currently represented by labor unions may seek representation in the future. Although we have generally enjoyed good relations with both our union and non-union employees, if we are subject to labor actions, we may experience an adverse impact on our operating results.

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

We operate in a highly competitive market segment, face competition from large, well-established medical device companies with significant resources, and may not be able to compete effectively. The market in which we operate is highly competitive, subject to rapid technological change and affected by new products and market activities of industry participants. Our competitors include large and well-capitalized companies such as Enovis and Ossur. Several of our competitors enjoy competitive advantages over us, including:

●	more established relationships with customers, distribution networks and healthcare payers;

●	broader product offerings and intellectual property portfolios;

●	better name recognition, and more recognizable product trademarks;

●	greater resources for product research and development, clinical data, patent litigation, and launching, marketing, distributing and selling our products; and

●	greater experience in obtaining and maintaining FDA and other regulatory clearances or approvals for products and product enhancements.

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

Our stock price has been volatile and we expect that it will continue to be volatile. For example, during the year ended June 30, 2025, the selling price of our common stock ranged from a high of $0.29 to a low of $0.06. The volatility of our stock price can be due to many factors, including:

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

Investors in our securities may experience substantial dilution upon the conversion of preferred stock to common, exercise of stock options and warrants, future issuances of stock, grants of restricted stock and the issuance of stock in connection with acquisitions of other companies. Our articles of incorporation authorize the issuance of up to 100,000,000 shares of common stock and 50,000,000 shares of preferred stock. Our Board of Directors ("Board of Directors" or "Board") has the authority to issue additional shares of common and preferred stock up to the authorized capital stated in the articles of incorporation. The Board may choose to issue some or all of such shares of common or preferred stock to acquire one or more businesses or to provide additional financing in the future. As of June 30, 2025, we had outstanding a total of 1,992,000 shares of Series A 8% Convertible Preferred Stock (the "Series A Preferred"), and 1,359,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred"). The Series A Preferred and Series B Preferred shares are convertible into a total of 670,200 shares of common stock. The conversion of these outstanding shares of preferred stock would result in substantial dilution to our common shareholders. In addition, from time to time, we have issued and we expect we will continue to issue stock options or restricted stock grants or similar awards to employees, officers, and directors pursuant to our equity incentive award plans. Investors in our equity securities may expect to experience dilution as these awards vest and are exercised by their holders and as the restrictions lapse on the restricted stock grants. We also may issue stock or stock purchase warrants for the purpose of raising capital to fund our growth initiatives, in connection with acquisitions of other companies, or in connection with the settlement of obligations or indebtedness, which would result in further dilution of existing shareholders. The issuance of any such shares of common or preferred stock may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares of common stock or securities convertible into or exercisable for the purchase of common stock, such issuance also will cause a reduction in the proportionate ownership and voting power of all other shareholders and may result in a change in control of the Company.

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

The holders of the Series A and Series B Preferred are entitled to receive dividends on the Series A and Series B Preferred they hold and depending on whether these dividends are paid in cash or stock, the payment of such dividends will either decrease cash that is available to us to invest in our business or dilute the holdings of other shareholders. Our agreements with the holders of the Series A and Series B Preferred provide that they will receive quarterly dividends at 8%, subject to adjustment as provided in the applicable declarations of the rights and preferences of these series of preferred stock. The Company has historically, and presently intends to continue, paying the quarterly preferred dividends in shares of common stock, which has resulted in significant dilution to common shareholders to date and that at the current market price, such dividends will result in even more substantial dilution to the common shareholders. In fiscal year 2025, we issued approximately 3,500,000 shares for dividend payments with approximately 5,800,000 of shares outstanding to begin the year.

The concentration or potential concentration of equity ownership by Prettybrook Partners, LLC and its affiliates may limit your ability to influence corporate matters. As of June 30, 2025, Prettybrook Partners, LLC and its managing directors and affiliates (collectively "Prettybrook"), owned approximately 4,221,000 shares of common stock, 260,000 shares of Series A Preferred, and 40,000  shares of Series B Preferred. These securities represent approximately 31% of the voting power of our issued and outstanding equity securities. Under the terms of the Series A Preferred, by agreement with us and the remaining holders of the Series A Preferred, Prettybrook has the right to appoint up to three members of our Board of Directors (the "Preferred Directors") and has appointed a non-voting observer to the Board. This concentrated control could limit a shareholder's ability to influence corporate matters and, as a result, we may take actions that some of our shareholders do not view as beneficial. In addition, such concentrated control could discourage others from initiating changes of control. In such cases, the perception of our prospects in the market and the market price of our common stock may be adversely affected.

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

Our ability to issue preferred stock could delay or prevent takeover attempts. As of June 30, 2025, we had 3,351,000 shares of convertible preferred stock outstanding and our Board of Directors has the authority to cause us to issue, without any further vote or action by the shareholders, up to approximately 46,649,000 additional shares of preferred stock, no par value per share, in one or more series, and to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series of preferred stock. In the event of issuance, the preferred stock could be used as a method of discouraging, delaying, deferring or preventing a change in control without further action by the shareholders, even where shareholders might be offered a premium for their shares. Although we have no present intention to issue any shares of our preferred stock, we may do so in the future under appropriate circumstances.

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

Item 2. Properties

We lease a 57,000 square-foot manufacturing, warehouse, and office facility in Eagan, Minnesota, which houses our corporate headquarters and principal executive offices. Lease payments are $40,000 per month. The original term of the lease is for thirty nine months, commencing in April 2025. The lease is subject to 4% increases each subsequent year. The lease also includes a renewal option for an additional 36 months at Market Rate. We believe that the terms of the agreement are commercially reasonable for the market in which the facility is located.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As discussed previously, since the open of business on July 9, 2024 our common stock has been quoted on the OTCQB (symbol: DYNT). Previous to such time, our common stock was traded on the NASDAQ Capital Market. The following table shows the range of high and low sales prices for our common stock as quoted on the OTCQB and NASDAQ systems for the quarterly periods indicated:

Fiscal Year Ended June 30,	2025		2024
	High	Low	High	Low
1st Quarter (July-September)	$0.29	$0.11	$0.91	$0.69
2nd Quarter (October-December)	$0.20	$0.08	$0.78	$0.47
3rd Quarter (January-March)	$0.19	$0.10	$0.73	$0.42
4th Quarter (April-June)	$0.17	$0.06	$0.65	$0.25

Outstanding Common Shares and Number of Shareholders

As of October 6, 2025, we had approximately 16,001,331 shares of common stock issued and outstanding and approximately 387 shareholders of record, not including shareholders whose shares are held in "nominee" or "street" name by a bank, broker or other holder of record.

Dividends

We have never paid cash dividends on our common stock. Our anticipated capital requirements are such that we intend to follow a policy of retaining earnings, if any, in order to finance the development of the business.

As of October 6, 2025, we had outstanding 1,992,000 shares of Series A Preferred and 1,359,000 shares of Series B Preferred. These series of preferred stock have rights and preferences that rank senior to or in certain circumstances, on par with, our common stock. The declarations of the rights and preferences of these series of preferred stock contain covenants that prohibit us from declaring and distributing dividends on our common stock without first making all distributions that are due to any senior securities. Dividends payable on the Series A and the Series B Preferred accrue at the rate of 8% per year and are payable quarterly. We may, at our option under certain circumstances, make distributions of these dividends in cash or in shares of common stock. When possible, we pay dividends on the Series A and Series B Preferred in shares of common stock. The formula for paying these dividends in common stock can change the effective yield on the dividend to more or less than 8% depending on the market price of the common stock at the time of issuance.

Sales of Equity Securities

We did not sell any shares of common stock during the years ended June 30, 2025 and 2024.

Purchases of Equity Securities

We did not purchase any shares of common stock during the year ended June 30, 2025 or in the prior 13 fiscal years.

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

Results of Operations

Fiscal Year 2025 Compared to Fiscal Year 2024

Net Sales

Net sales in fiscal year 2025 decreased $5,141,000 or 15.8%, to $27,393,000, compared to net sales of $32,534,000 in fiscal year 2024. The year-over-year decrease is primarily attributable to a reduction in overall volume for OEM customers and a general reduction in demand for the orthopedic soft bracing product category.

Gross Profit

Gross profit for the year ended June 30, 2025 decreased $1,624,000 or 21.3%, to $6,011,000 or 21.9% of net sales. By comparison, gross profit for the year ended June 30, 2024 was $7,635,000, or 23.5% of net sales. The decrease in gross profit as a percentage of net sales was driven by the reduction in net sales we previously discussed.

Selling, General, and Administrative Expenses

Selling, general, and administrative ("SG&A") expenses decreased $1,444,000, or 14.6%, to $8,464,000 for the year ended June 30, 2025, compared to $9,908,000 for the year ended June 30, 2024. The decrease in SG&A was driven primarily by a reduction in salaries and benefits and a reduction in other professional expenses.

Interest Expense, net

Interest expense, net decreased approximately $8,000, or 1.9%, to $410,000 for the year ended June 30, 2025, compared to $418,000 for the year ended June 30, 2024. The decrease in interest expense is primarily due to a lower average outstanding balance on our line of credit during the current period compared to the prior year.

Intangible Assets Impairment

During the annual assessment period, we recorded an impairment charge of $950,000 related to intangible assets for the year ended June 30, 2025 as the carrying value of certain assets was not recoverable. No impairment charge was recorded for the year ended June 30, 2024.

Goodwill Impairment

During the annual assessment period, we determined the carrying value of  the Company's subsidiaries exceeded its estimated fair value. Accordingly, a goodwill impairment charge of $7,117,000 was recorded for the year ended June 30, 2025. No impairment charge was recorded for the year ended June 30, 2024.

Other Income (Expense), net

Other income, net increased approximately $47,000 to $41,000 for the year ended June 30, 2025, compared to other expense, net of $6,000 for the year ended June 30, 2024.

Loss Before Income Taxes

Pre-tax loss for the year ended June 30, 2025 was $10,889,000 compared to a loss of $2,698,000 for the year ended June 30, 2024. The change was primarily attributable to a decrease of $1,624,000 in gross profit, offset by a decrease of $1,444,000 in SG&A, an increase of $47,000 in other income (expense), net, a decrease in interest expense, net of $8,000, and the effects of $950,000 in intangible impairment charges and $7,117,000 in goodwill impairment charges and.

Net Loss

Net loss for the year ended June 30, 2025 was $10,902,000 compared to a net loss of $2,698,000 for the year ended June 30, 2024. The reasons for the change in net loss are the same as those given under the headings Loss Before Income Taxes in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders was $11,604,000 ($1.43 per share) for the year ended June 30, 2025, compared to a net loss of $3,429,000 ($1.00 per share) for the year ended June 30, 2024. The change for the year is due primarily to a $8,175,000 increase in net loss, partially offset by a $29,000 increase in deemed dividends on convertible preferred stock and accretion of discounts.

Liquidity, Going Concern and Capital Resources

We have historically financed operations through cash from operating activities, available cash reserves, draws against the line of credit, and proceeds from the sale of our equity securities. As of June 30, 2025, we had $326,000 in cash and cash equivalents, compared to $484,000 as of June 30, 2024.

Working capital was $718,000 as of June 30, 2025, compared to working capital of $2,853,000 as of June 30, 2024. The current ratio was 1.1 to 1 as of June 30, 2025 and 1.4 to 1 as of June 30, 2024. Current assets were 58.0% of total assets as of June 30, 2025, and 40.7% of total assets as of June 30, 2024. The increase of 17.3% is largely attributable to non-cash intangible asset and goodwill impairment charges recorded as of June 30, 2025. These factors raised substantial doubt regarding the Company's ability to continue as a going concern as of June 30, 2025.

The Company has incurred significant recurring operating losses primarily driven by a continuous decline in revenues, recurring negative cash flows, and continued reduction in liquidity. The Company reported operating losses of $2,453,000 and $2,273,000 for the years ended June 30, 2025 and June 30, 2024, respectively. These events have raised substantial doubt about the Company's ability to continue as a going concern. The Company is in the process of creating a comprehensive plan to address these challenges to improve performance, including cost reduction initiatives, streamlining operational processes, pursuing new revenue streams through product diversification, and transitioning production of the majority of our therapeutic modalities from a contract manufacturer to internal operations. This shift to in-house production aims to reduce costs by eliminating third-party markups, enhance quality control with direct oversight of manufacturing processes, and improve supply chain reliability to mitigate risks of disruptions. The Company is also evaluating the current inventory position and working to reduce the amount of excess inventory exposure by promoting discounted prices to convert the excess inventory to cash. The Company will continue to look to add to its sales efforts to further improve revenue, consider additional options to improve operating efficiency, and enhance liquidity. The Company believes that if it successfully implements the foregoing strategic actions, it has a chance to mitigate the factors giving rise to substantial doubt; however, there is no guarantee that it will successfully implement these strategic actions. As a result, substantial doubt remains regarding the Company's ability to continue as a going concern.

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

Moreover, the continuing effects of uncertainties in the broader economic environment on the global supply chain, higher personnel costs, and changes to customer or product mix, could have an adverse effect on our liquidity and cash and we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. Additionally, we operate in a rapidly evolving and unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that we will not be required to raise additional funds through the sale of assets, equity or debt securities or from credit facilities. Additional capital, if needed, may not be available on satisfactory terms, or at all.

Intangible Assets and Goodwill Impairment

During the fiscal year ended June 30, 2025, we evaluated our long-term assets for impairment due to indicators such as declining gross margins, sales, and negative enterprise-wide EBITDA, along with operational challenges. The impairment pertains to long-lived assets, including goodwill and intangible assets, assessed as groups with independent cash flows. We applied a multi-step process: identifying triggers, testing recoverability with undiscounted cash flows, and measuring fair value using discounted cash flows, corroborated by other methods. Shared costs were reallocated using an activity-based methodology to reflect stand-alone operations.

This resulted in impairment charges of approximately $950,000 related to intangible assets and $7,117,000 for goodwill where fair values fell below carrying values. The charge includes full write-offs of goodwill and partial write-offs of certain intangible assets with potential impacts on other assets due to negative adjusted EBITDA in certain areas, extended or non-recoverable periods, and low revenue intermingling. Changes in these accounting estimates involved updated forecasts assuming modest growth without major improvements and cost reallocations that reduced projected cash flows and affected fair values using market-based discount rates. These charges affected our results of operations, increasing net losses and reducing asset values. We plan to continue to monitor operations and consider strategies to enhance efficiency.

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

Cash, Cash Equivalents and Restricted Cash

Our cash, cash equivalents and restricted cash position decreased $157,000 to $377,000 as of June 30, 2025, compared to $534,000 as of June 30, 2024. Primary uses of cash in the year ended June 30, 2024 included $303,000 of principal payments on finance lease liabilities, $125,000 of repayments on the line of credit, and $30,000 of purchases of property and equipment. Primary sources of cash included $301,000 of net cash provided by operations.

Trade Accounts Receivable, net

Trade accounts receivable, net of allowance for credit losses, decreased approximately $644,000, or 18.7%, to $2,801,000 as of June 30, 2025, from $3,445,000 as of June 30, 2024. The decrease was driven primarily by a reduction in overall revenue and differences in the timing of collections around the end date of each respective quarter. Trade accounts receivable represents amounts due from our customers including dealers and distributors that purchase our products for redistribution, medical practitioners, clinics, hospitals, colleges, universities, and sports teams. We believe that our estimate of the allowance for credit losses is adequate based on our historical experience and relationships with our customers. Accounts receivable are generally collected within approximately 40 days of invoicing.

Inventories, net

Inventories, net of reserves, decreased $520,000 or 9.3%, to $5,074,000 as of June 30, 2025, compared to $5,594,000 as of June 30, 2024. The decrease was in line with sales trends as safety stock levels for key items are adjusted to sales trends. We believe that our estimate of the allowance for inventory obsolescence is adequate based on our analysis of inventory, sales trends, and historical experience.

Accounts Payable

Accounts payable increased approximately $692,000 or 25.5%, to $3,404,000 as of June 30, 2025, from $2,712,000 as of June 30, 2024. The increase was driven primarily by timing of payments.

Line of Credit

The outstanding balance of the line of credit was $1,997,000 as of June 30, 2025, compared to $2,122,000 as of June 30, 2024.

Finance Lease Liability

Finance lease liability as of June 30, 2025 and 2024 totaled approximately $1,429,000 and $1,732,000, respectively. Our finance lease obligations consist primarily of our Utah building lease. In conjunction with the sale and leaseback of our Utah building in August 2014, we entered into a 15-year lease, classified as a finance lease, originally valued at $3,800,000. The building lease asset is amortized on a straight-line basis over 15 years at approximately $252,000 per year. Total accumulated amortization related to the leased building is approximately $2,750,000 and $2,498,000 at June 30, 2025 and 2024, respectively. The sale generated a profit of $2,300,000, which is being recognized straight-line over the life of the lease at approximately $150,000 per year as an offset to amortization expense. The balance of the deferred gain is $627,000 and $777,000 as of June 30, 2025 and 2024, respectively. Lease payments, currently approximately $33,000, are payable monthly and increase annually by approximately 2% per year over the life of the lease. Imputed interest for the years ended June 30, 2025 and 2024 was approximately $86,000 and $102,000, respectively. In addition to the Utah building, we lease certain equipment pursuant to arrangements which have been determined to be finance leases. As of June 30, 2025, future minimum gross lease payments required under the finance leases were as follows:

2026	$420,188
2027	428,200
2028	428,080
2029	424,800
2030	71,032
Total	$1,772,300

Operating Lease Liability

Operating lease liability as of June 30, 2025 and 2024 totaled approximately $3,205,000 and $2,834,000, respectively. Our operating lease liability consists primarily of building leases for office, manufacturing, and warehouse space.

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

Stock Repurchase Plan

In 2011, our Board of Directors adopted a stock repurchase plan authorizing repurchases of shares in the open market, through block trades or otherwise. Decisions to repurchase shares under this plan are based upon market conditions, the level of our cash balances, general business opportunities, and other factors. The Board may periodically approve amounts for share repurchases under the plan. As of June 30, 2025, approximately $449,000 remained available under this authorization for purchases under the plan. No purchases have been made under this plan since 2011.

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

Any modifications to estimates of inventory valuation reserves are reflected in cost of goods sold within the statements of operations during the period in which such modifications are determined necessary by management. As of June 30, 2025 and 2024, our inventory valuation reserve balance was approximately $553,000 and $590,000, respectively, and our inventory balance was $5,074,000 and $5,594,000, net of reserves, respectively.

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

Allowance for Credit Losses

We must make estimates of the collectability of accounts receivable. In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for credit losses. Our accounts receivable balance was $2,800,900 and $3,445,000, net of allowance for credit losses of $60,000 and $49,000 as of June 30, 2025 and 2024, respectively.

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

Negative evidence:

  We have thirteen years of losses out of the last fourteen fiscal years as of June 30, 2025.

We place more weight on objectively verifiable evidence than on other types of evidence and management currently believes that available negative evidence outweighs the available positive evidence. We have therefore determined that we do not meet the "more likely than not" threshold that deferred tax assets will be realized. Accordingly, a valuation allowance is required. Any reversal of the valuation allowance in future periods will favorably impact our results of operations in the period of reversal. As of June 30, 2025 and 2024, we recorded a full valuation allowance against our net deferred income tax assets. As of June 30, 2025, the Company had federal and state operating loss carryforwards of $24.7 million and $12.6 million, respectively. The federal net operating loss carryforwards have carryforward periods that are indefinite or begin to expire in 2037. The state net operating loss carryforwards have carryforward periods that are indefinite or have various expirations.

Impairment of Goodwill and Long-Lived Assets

We test goodwill and long lived assets for impairment annually or upon triggers such as performance declines. Judgment includes identifying asset groups, allocating shared costs, and choosing valuation methods like discounted cash flows with projections over 10 years, assuming moderate growth and risk-adjusted discount rates. Fair values are sensitive to assumptions such as small changes in discount rates, margins, or growth, which could significantly impact estimates and trigger additional impairments. Implied returns may be below market rates in certain cases. In 2025, fair values of goodwill and certain intangible assets did not substantially exceed carrying values in impaired areas, leading to charges, while others approximated carrying values. Adverse deviations from these assumptions could require further impairment.

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

We are confident that the steps we have taken will position the Company for success moving forward. In fiscal 2026, we are focused on executing our strategies as follows:

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Dynatronics Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Dynatronics Corporation and subsidiaries (collectively, the "Company") as of June 30, 2025 and 2024, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2025 and 2024, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2025, in conformity with U.S. generally accepted accounting principles.

Substantial Doubt about the Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company's present financial situation raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Auditing the Company's annual impairment assessments was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting units for goodwill and the fair value of the intangible assets. Management engaged a third-party valuation specialist to assist in the impairment analysis, which resulted in the recognition of an impairment during the year ended June 30, 2025. The valuation was based on a discounted cash flow analysis and supported by other valuation approaches. We evaluated the methodology and key assumptions used in the valuation.

Our testing of the Company's measurements of fair value included, among other procedures, evaluating the significant assumptions and operating data used to estimate fair value.

/s/ Tanner LLC

We have served as the Company's auditors since October 24, 2016.

Salt Lake City, Utah

October 14, 2025

DYNATRONICS CORPORATION

Consolidated Balance Sheets

As of June 30, 2025 and 2024

	2025	2024
Assets
Current assets:
Cash and cash equivalents	$326,344	$483,918
Restricted cash	50,410	50,410
Trade accounts receivable, less allowance for credit losses of $60,347 and $48,997 as of June 30, 2025 and 2024, respectively	2,800,900	3,444,587
Other receivables	186,403	454,390
Inventories, net	5,074,348	5,593,974
Prepaid expenses	515,780	530,356

Total current assets	8,954,185	10,557,635

Property and equipment, net	1,513,872	1,969,413
Operating lease assets	3,195,211	2,831,417
Intangible assets, net	1,431,382	2,999,975
Goodwill	-	7,116,614
Other assets	344,292	465,505

Total assets	$15,438,942	$25,940,559

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,404,121	$2,712,142
Accrued payroll and benefits expense	360,893	566,443
Accrued expense	878,874	725,727
Warranty reserve	105,664	120,677
Line of credit	1,996,956	2,121,667
Current portion of finance lease liability	320,423	302,998
Current portion of deferred gain	150,448	150,448
Current portion of operating lease liability	1,018,696	1,004,808

Total current liabilities	8,236,075	7,704,910

Finance lease liability, net of current portion	1,108,448	1,428,870
Deferred gain, net of current portion	476,418	626,866
Operating lease liability, net of current portion	2,185,998	1,829,608
Other liabilities	169,799	189,861

Total liabilities	12,176,738	11,780,115

Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value: Authorized 50,000,000 shares; 3,351,000 shares issued and outstanding as of June 30, 2025 and 2024	7,980,788	7,980,788
Common stock, no par value: Authorized 100,000,000 shares; 10,619,543 shares and 5,308,519 shares issued and outstanding as of June 30, 2025 and 2024, respectively	35,793,417	35,087,825
Accumulated deficit	(40,512,001)	(28,908,169)

Total stockholders' equity	3,262,204	14,160,444

Total liabilities and stockholders' equity	$15,438,942	$25,940,559

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION

Consolidated Statements of Operations

For the Years Ended June 30, 2025 and 2024

	2025	2024
Net sales	$27,393,163	$32,533,965
Cost of sales	21,382,044	24,898,987
Gross profit	6,011,119	7,634,978

Selling, general, and administrative expenses	8,464,424	9,908,026
Operating loss	(2,453,305)	(2,273,048)

Other (expense) income:
Interest expense, net	(409,906)	(418,005)
Intangible assets impairment	(950,293)	-
Goodwill impairment	(7,116,614)	-
Other income (expense), net	40,670	(6,666)
Net other expense	(8,436,143)	(424,671)

Loss before income taxes	(10,889,448)	(2,697,719)

Income tax provision	(12,161)	-

Net loss	(10,901,609)	(2,697,719)

Preferred stock dividend, in common stock, issued or to be issued	(702,223)	(730,873)

Net loss attributable to common stockholders	$(11,603,832)	$(3,428,592)

Net loss per common share:
Basic and diluted	$(1.43)	$(1.00)

Weighted average shares outstanding:
Basic and diluted	8,129,265	3,421,606

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION

Consolidated Statements of Stockholders' Equity

For the Years Ended June 30, 2025 and 2024

	Common stock		Preferred stock		Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	deficit	equity
Balance at June 30, 2023	4,044,984	$34,355,315	3,351,000	$7,980,788	$(25,479,577)	$16,856,526
Stock-based compensation	31,633	1,637	-	-	-	1,637
Preferred stock dividend, in common stock, issued or to be issued	1,231,902	730,873	-	-	(730,873)	-
Net loss	-	-	-	-	(2,697,719)	(2,697,719)
Balance at June 30, 2024	5,308,519	35,087,825	3,351,000	7,980,788	(28,908,169)	14,160,444
Stock-based compensation	20,000	3,369	-	-	-	3,369
Preferred stock dividend, in common stock, issued or to be issued	5,291,024	702,223	-	-	(702,223)	-
Net loss	-	-	-	-	(10,901,609)	(10,901,609)
Balance at June 30, 2025	10,619,543	$35,793,417	3,351,000	$7,980,788	$(40,512,001)	$3,262,204

        See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2025 and 2024

	2025	2024
Cash flows from operating activities:
Net loss	$(10,901,609)	$(2,697,719)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	487,008	685,406
Amortization of intangible assets	618,300	618,300
Intangible assets impairment	950,293	-
Goodwill impairment	7,116,614	-
Loss on sale of property and equipment	5,466	41,389
Stock-based compensation	3,369	1,637
Change in allowance for credit losses	11,350	(82,406)
Change in allowance for inventory obsolescence	(36,557)	93,753
Amortization of deferred gain on sale/leaseback	(150,448)	(150,448)
Change in operating assets and liabilities:
Trade accounts receivable	632,337	359,496
Inventories	556,183	1,715,467
Prepaid expenses and other receivables	282,563	(243,612)
Other assets	121,213	363,544
Accounts payable, accrued expenses, and other current liabilities	604,501	(2,315,207)

Net cash provided by (used in) operating activities	300,583	(1,610,400)

Cash flows from investing activities:
Purchase of property and equipment	(30,448)	(243,287)

Net cash used in investing activities	(30,448)	(243,287)

Cash flows from financing activities:
Principal payments on finance lease liability	(302,998)	(286,522)
Net change in line of credit	(124,711)	2,121,667

Net cash (used in) provided by financing activities	(427,709)	1,835,145

Net change in cash, cash equivalents and restricted cash	(157,574)	(18,542)

Cash, cash equivalents and restricted cash at beginning of the period	534,328	552,870

Cash, cash equivalents and restricted cash at end of the period	$376,754	$534,328

Supplemental disclosure of cash flow information:
Cash paid for interest	$253,014	$276,742
Supplemental disclosure of non-cash investing and financing activities
Preferred stock dividend, in common stock, issued or to be issued	$702,223	$730,873
Operating lease right-of-use assets obtained in exchange for lease obligations	1,467,892	252,639

See accompanying notes to consolidated financial statements.

DYNATRONICS CORPORATION
Notes to Consolidated Financial Statements
June 30, 2025 and 2024

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all highly liquid investments with maturities of three months or less at the date of purchase. Also included within cash and cash equivalents are deposits in-transit from banks for payments related to third-party credit card and debit card transactions. Cash and cash equivalents totaled approximately $326,000 and $484,000 as of June 30, 2025 and 2024, respectively. Restricted cash totaled approximately $50,000 as of June 30, 2025 and 2024, and primarily consisted of a certificate of deposit.

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

Weighted average outstanding options, warrants and convertible preferred stock for common shares, which are not included in the computation of diluted net loss per common share because they were anti-dilutive, totaled 670,200 and 503,566 for the years ended June 30, 2025 and 2024, respectively.

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

Other Receivables

Other receivables consist of amounts due from our contract manufacturer for raw materials components provided for use in the production of our products. Payments are due from our contract manufacturer based on the usage of raw material components. As of June 30, 2025, other receivables included $139,000 due from our contract manufacturer.

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

As of June 30, 2025 and 2024, the Company had approximately $13,000 and $160,000, respectively, in cash and cash equivalents in excess of federally insured limits. The Company has not experienced any losses in such accounts. Certain of the Company's employees are covered by a collective bargaining agreement. As of June 30, 2025, approximately 40% of the Company's employees were covered by a collective bargaining agreement scheduled to expire in 2028.

For the year ended June 30, 2025, the Company had one customer that represented 10.5% of net accounts receivable.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which is intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. The guidance allows for either full retrospective adoption or modified retrospective adoption. The Company adopted this standard as of July 1, 2024 and the adoption of this guidance did not have a material impact on its consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280)-Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this standard as of June 30, 2025 and the adoption of this guidance did not have a material impact on its consolidated financial statements and related disclosures.

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

In November 2024, the FASB issued ASU 2024-03, Comprehensive Income (Topic 220) -Disaggregation of Income Statement Expenses, to improve financial reporting by requiring disclosures in the notes to financial statements about specific types of expenses included in the expense captions presented on the face of the statement of operations. The requirements of the ASU are effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets, to introduce a practical expedient to calculating current expected credit loss by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. This expedient can only be applied to current accounts receivable and current contract assets. This update is effective for annual reporting periods beginning after December 15, 2025 and interim periods within those annual periods, and this update is applied prospectively. Early adoption is permitted in both interim and annual periods in which financials have not been issued. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.

The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 2. Inventories, Net

Inventories, net consist of the following as of June 30:

	2025	2024
Raw materials	$3,261,234	$3,596,287
Work in process	351,510	315,075
Finished goods	2,014,728	2,272,295
Inventory reserve	(553,126)	(589,683)
	$5,074,348	$5,593,974

Included in cost of goods sold for the years ended June 30, 2025 and 2024, are inventory write-offs of approximately $66,000 and $158,000, respectively. The write-offs reflect inventories related to discontinued product lines, excess repair parts, product rejected for quality standards, and other non-performing inventories.

Note 3. Property and Equipment, Net

Property and equipment, net consist of the following as of June 30:

	2025	2024
Buildings	$4,114,801	$4,134,200
Machinery and equipment	1,550,009	2,016,035
Office equipment	414,120	414,660
Computer equipment	755,353	843,121
	6,834,283	7,408,016
Less accumulated depreciation and amortization	(5,320,411)	(5,438,603)
	$1,513,872	$1,969,413

Depreciation expense for the years ended June 30, 2025 and 2024 was $480,524 and $680,767, respectively.

Included in the above caption, "Buildings" as of June 30, 2025 and 2024 is a building lease that is accounted for as a finance lease asset (see Notes 6 and 7) with a gross value of $3,800,000.

Note 4. Intangible Assets, Net and Goodwill

Intangible Assets

Identifiable intangible assets, net consisted of the following as of and for the years ended June 30, 2025 and 2024:

	Trade name - indefinite life	Non-compete covenant	Customer relationships	Total
Gross carrying amount
June 30, 2024	$1,084,000	$438,000	$6,183,000	$7,705,000
Additions	-	-	-	-
Disposals	-	-	-	-
Impairment	(526,000)	(363,300)	(2,301,300)	(3,190,600)
June 30, 2025	$558,000	$74,700	$3,881,700	$4,514,400

Accumulated Amortization
June 30, 2024	$-	$438,000	$4,267,025	$4,705,025
Additions	-	-	618,300	618,300
Disposals	-	-	-	-
Impairment	-	(363,300)	(1,877,007)	(2,240,307)
June 30, 2025	-	74,700	3,008,318	3,083,018
Net book value at June 30, 2025	$558,000	$-	$873,382	$1,431,382

	Trade name - indefinite life	Non-compete covenant	Customer relationships	Total
Gross carrying amount
June 30, 2023	$1,084,000	$438,000	$6,183,000	$7,705,000
Additions	-	-	-	-
Disposals	-	-	-	-
June 30, 2024	$1,084,000	$438,000	$6,183,000	$7,705,000

Accumulated Amortization
June 30, 2023	$-	$438,000	$3,648,725	$4,086,725
Additions	-	-	618,300	618,300
Disposals	-	-	-	-
June 30, 2024	-	438,000	4,267,025	4,705,025
Net book value at June 30, 2024	$1,084,000	$-	$1,915,975	$2,999,975

During the year ended June 30, 2025, the Company recorded impairment charges of $950,293 related to certain intangible assets, primarily to customer relationships, non-compete covenant, and trade name as the carrying amounts of these assets exceeded their estimated fair values based on discounted cash flow analyses.  No intangible asset impairment was recorded for the year ended June 30, 2024.

Amortization expense associated with the intangible assets, net was $618,300 for both fiscal years ended June 30, 2025 and 2024. Estimated future amortization expense for the identifiable intangible assets, net is expected to be as follows for the years ending June 30:

2026	$388,170
2027	388,170
2028	97,042
Total	$873,382

Goodwill

The following table presents the changes in goodwill for the years ended June 30, 2025 and 2024:

Total
Net balance at July 1, 2024	$7,116,614
Goodwill impairment	(7,116,614)
Net balance at June 30, 2025	$-

During the annual goodwill impairment assessment performed as of June 30, 2025, the Company determined that the carrying amount of the reporting units exceeded its estimated fair value. As a result, the Company recognized a goodwill impairment charge of $7,116,614 for the year ended June 30, 2025. No goodwill impairment was recorded for the year ended June 30, 2024.

Note 5. Debt, Net

As of June 30, 2025 and 2024, the line of credit was $1,996,956 and $2,121,667, respectively, net of unamortized closing fees of $98,816 and $190,030, respectively.

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

Note 6. Leases

Leases recorded on the balance sheets consist of the following:

		June 30, 2025	June 30, 2024
Lease Assets	Classification on the Balance Sheet
Operating lease assets	Operating lease assets, net	$3,195,211	$2,831,417
Finance lease assets	Property and equipment, net	1,097,333	1,365,860

Lease Liabilities
Current
Operating	Current portion of operating lease liability	$1,018,696	$1,004,808
Finance	Current portion of finance lease liability	320,423	302,998
Noncurrent
Operating	Operating lease liability, net of current portion	$2,185,998	$1,829,608
Finance	Finance lease liability, net of current portion	1,108,448	1,428,870

Other information related to lease term and discount rate is as follows:

	June 30, 2025	June 30, 2024
Weighted Average Remaining Lease Term
Operating leases	2.9 years	3.3 years
Finance leases	2.9 years	4.4 years
Weighted Average Discount Rate
Operating leases	9.4%	9.2%
Finance leases	4.0%	4.8%

The components of lease expense are as follows:

		Year Ended June 30, 2025	Year Ended June 30, 2024
Operating lease cost	Classification on the Statement of Operations
Operating lease cost	Cost of sales	$847,367	$433,065
Operating lease cost	Selling, general, and administrative expenses	491,241	582,772
Short term lease cost	Selling, general, and administrative expenses	2,468	3,079

Finance lease cost
Amortization of finance lease assets	Cost of sales	125,967	125,967
Amortization of finance lease assets	Selling, general, and administrative expenses	142,560	140,674
Interest on finance lease liabilities	Interest expense, net	89,282	105,591
Total lease cost		$1,698,885	$1,391,148

Future minimum lease payments as of June 30, 2025, are summarized as follows:

	Operating Lease	Finance Lease
Year ending June 30
2026	$1,246,926	$420,188
2027	1,282,187	428,200
2028	1,117,540	428,080
2029	-	424,800
2030	-	71,032
Total future minimum lease payments	3,646,653	1,772,300
Less imputed interest	(478,387)	(343,429)
Total present value of lease liabilities	$3,168,266	$1,428,871

The Company has exercised the option to extend the term of the New Jersey facility operating lease by five years through March 31, 2028. For the Minnesota facility operating lease, the Company exercised an extension for six months through December 2025, and subsequently the building was sold to a non-related party to which the Company entered into a new lease in April 2025 through June 2028. The annual minimum lease payments for the New Jersey and Minnesota facilities are approximately $747,000 and $556,000, respectively.

The Company leases office, manufacturing and warehouse facilities in Northvale, New Jersey from employees, shareholders, and entities controlled by shareholders; who were previously principals of businesses acquired by the Company. Prior to April 2025, the Company also leased office, manufacturing and warehouse facilities in Eagan, Minnesota from employees, shareholders, and entities by shareholders who were previously principals of businesses acquired by the Company; however, as of April 2025, the Minnesota facility is no longer associated with related parties. The combined expenses associated with these related-party transactions totaled $1,222,948 and $1,339,252 for the years ended June 30, 2025 and 2024, respectively.

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

The sale of the building resulted in a $2,269,255 gain, which is recorded in the consolidated balance sheets as deferred gain that is being recognized as an offset to amortization in selling, general and administrative expenses over the 15-year life of the lease on a straight-line basis. The balance of the deferred gain was as follows as of June 30:

	2025	2024
Balance of deferred gain	$626,866	$777,314
Less current portion	(150,448)	(150,448)
Deferred gain, net of current portion	$476,418	$626,866

Note 8. Income Taxes

The income tax (benefit) provision is as follows for the year ended June 30, 2025 and June 30,2024:

	Current	Deferred	Total
2025:
U.S. federal	$-	$-	$-
State and local	12,161	-	12,161
	$12,161	$-	$12,161
2024:
U.S. federal	$-	$-	$-
State and local	-	-	-
	$-	$-	$-

The components of the Company's income tax benefit (provision) are as follows for the years ended June 30:

	2025	2024
Expected tax benefit	$2,289,444	$566,521
State taxes, net of federal tax benefit	404,341	97,884
Valuation allowance	(802,322)	(664,480)
Impairment	(1,758,432)	-
Incentive stock options	-	1,657
Other, net	(145,192)	(1,582)
	$(12,161)	$-

  The Company's deferred income tax assets and (liabilities) related to the tax effects of temporary differences are as follows as of June 30:

	2025	2024
Net deferred income tax assets (liabilities):
Inventory capitalization for income tax purposes	$21,864	$28,642
Inventory reserve	136,671	145,227
Accrued employee benefit reserve	31,067	40,164
Warranty reserve	26,108	29,720
Interest expense limitation	441,908	339,509
Allowance for credit losses and other	47,931	35,918
Property and equipment, principally due to differences in depreciation	(144,592)	(13,672)
Intangible assets	400,613	121,697
Research and development credit carryover	574,022	574,022
Deferred gain on sale lease-back	154,891	191,436
Operating loss carry forwards	5,993,596	5,388,117
Valuation allowance	(7,686,550)	(6,884,228)
Capitalized research and development	2,471	3,448
Total deferred income tax assets (liabilities)	$-	$-

Quarterly, the Company assesses the likelihood by jurisdiction that its net deferred income tax assets will be recovered. Based on the weight of all available evidence, both positive and negative, the Company records a valuation allowance against deferred income tax assets when it is more-likely-than-not that a future tax benefit will not be realized. When there is a change in judgment concerning the recovery of deferred income tax assets in future periods, a valuation allowance is recorded into earnings during the quarter in which the change in judgment occurred. As of June 30, 2025 and 2024, the Company has established a full valuation allowance.

As of June 30, 2025, the Company had federal and state operating loss carryforwards of approximately $24.7 million and $12.6 million, respectively. The federal net operating loss carryforwards have carryforward periods that are indefinite or begin to expire in 2037. The state net operating loss carryforwards have carryforward periods that are indefinite or have various expirations. The Company has no uncertain tax positions as of June 30, 2025.

Note 9. Major Customers

During the fiscal year ended June 30, 2025, more than 10% of the Company's total net sales were generated from the following customers:

	2025	2024
Customer A	$4,014,033	$4,231,329
Customer B	-	4,115,309
Customer C	3,314,583	4,109,881

Note 10. Common Stock and Common Stock Equivalents

The Company maintains an equity incentive plan for the benefit of employees. On December 3, 2018, the shareholders approved the 2018 equity incentive plan ("2018 Equity Plan"), setting aside 120,000 shares of common stock. On December 10, 2020, the shareholders approved a new 2020 equity incentive plan ("2020 Equity Plan"), setting aside 200,000 shares of common stock. Shares remaining available under the 2018 Equity Plan are eligible for use under the 2020 Equity Plan. Incentive and nonqualified stock options, restricted common stock, stock appreciation rights, and other share-based awards may be granted under the plans including performance-based awards. As of June 30, 2025, 194,451 shares of common stock (including shares previously available under the 2018 Equity Plan) remained authorized and reserved for issuance, but were not granted under the terms of the 2020 Equity Plan.

For both the years ended June 30, 2025, and 2024, the Company granted 20,000 shares of restricted common stock to directors in connection with compensation agreements and 11,633 shares to employees.

No options were granted, exercised, forfeited, or expired during the year ended June 30, 2025, and stock options were outstanding as of that date. The Company did not grant or exercise any options for the purchase of shares of common stock under its equity incentive plans during fiscal year 2024, and no options were outstanding as of June 30, 2024.

The following table summarizes the Company's stock option activity during the reported fiscal years:

	2025			2024
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Number of shares	Weighted average exercise price

Options outstanding at beginning of the year	-	n/a	n/a	28,000	$7.80
Options granted	-	n/a		-	n/a
Options canceled or expired	-	n/a		28,000	n/a

Options outstanding at end of the year	-	n/a	n/a	-	n/a

Options exercisable at end of the year	-	n/a		-	n/a

Range of exercise prices at end of the year		n/a			n/a

The Company recognized $3,369 and $1,637 in stock-based compensation for the years ended June 30, 2025 and 2024, respectively, which is included in selling, general, and administrative expenses in the consolidated statements of operations.

For fiscal year 2025, stock-based compensation related solely to restricted stock. The stock-based compensation for fiscal year 2024 related to both restricted stock and stock options.

As of June 30, 2025, there is no unrecognized stock-based compensation cost that is expected to be expensed over the next two years. The aggregate intrinsic value of the outstanding options as of both June 30, 2025 and 2024 was $0.

Note 11. Convertible Preferred Stock and Common Stock Warrants

As of June 30, 2025, the Company had issued and outstanding a total of 1,992,000 shares of Series A 8% Convertible Preferred Stock ("Series A Preferred") and 1,359,000 shares of Series B Convertible Preferred Stock ("Series B Preferred"). The Series A Preferred and Series B Preferred are convertible into a total of 670,200 shares of common stock. Dividends payable on these preferred shares accrue at the rate of 8% per year and are payable quarterly in stock or cash at the option of the Company. The Company generally pays the dividends on the preferred stock by issuing shares of our common stock. The formula for paying these dividends using common stock in lieu of cash can change the effective yield on the dividend to more or less than 8% depending on the market price of the common stock at the time of issuance. Certain redemption rights are attached to the Series A Preferred and Series B Preferred, but none of the redemption rights for cash are deemed outside the control of the Company. The redemption rights deemed outside the control of the Company require common stock payments or an increase in the dividend rate. The Series A Preferred and Series B Preferred includes a liquidation preference under which investors would receive cash equal to the stated value of their stock plus unpaid dividends. A forced conversion can be initiated based on a formula related to share price and trading volumes.

As of June 30, 2025, the Company had no warrants to issued and outstanding.

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

The Company chose to pay preferred stock dividends by issuing common shares valued at $702,223 in fiscal year 2025 and $730,873 in fiscal year 2024. At June 30, 2025, there was $348,873 in accrued dividends payable for the quarter ended June 30, 2025, which were paid by issuing 2,557,957 shares of common stock in July 2025.

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

Note 12. Employee Benefit Plan

The Company has deferred savings plans which qualify under Internal Revenue Code Section 401(k). The plans covers all employees of the Company who are age 21 or older. For fiscal year 2025 and 2024 the Company made matching contributions of 50% of the first 6% of each employee's contribution up to a maximum of $3,000, with a four-year vesting schedule. Contributions to the plan for fiscal years 2025 and 2024 were $63,437 and $73,112 respectively. Matching contributions for future years are at the discretion of the Board of Directors.

Note 13. Liquidity, Going Concern and Capital Resources

The Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date on which this Annual Report on Form 10-K is filed. The Company incurred significant recurring operating losses primarily driven by continuous decline in revenues, recurring negative cash flows and continued reduction in liquidity.

As of June 30, 2025, the Company had $326,344 in cash and cash equivalents, compared to $483,918 as of June 30, 2024. The decline from historical sales and subsequent decrease in accounts receivable has limited the Company's ability to generate cash from operations and limited the availability of capital from the asset based line of credit. Due to this, net working capital has decreased from approximately $2,853,000 as of June 30, 2024 to $718,000 as of June 30, 2025.

The Company reported operating losses of approximately $2,453,000 and $2,273,000 for the years ended June 30, 2025 and 2024, respectively. The Company's declining revenues, recurring operating losses and negative cash flows, and continued reduction in liquidity, raise substantial doubt about the Company's ability to continue as a going concern within one year after the issuance date of these financial statements. The Company is in the process of creating a comprehensive plan to address these challenges to improve performance, including cost reduction initiatives, streamlining operational processes, pursuing new revenue streams through product diversification, and transitioning production of the majority of our therapeutic modalities from a contract manufacturer to internal operations. This shift to in-house production aims to reduce costs by eliminating third-party markups, enhance quality control with direct oversight of manufacturing processes, and improve supply chain reliability to mitigate risks of disruptions. The Company is also evaluating the current inventory position and working to reduce the amount of excess inventory exposure by promoting discounted prices to convert the excess inventory to cash. The Company will continue to look to add to its sales efforts to further improve revenue, consider additional options to improve operating efficiency, and enhance liquidity. The Company believes that if it successfully implements the foregoing strategic actions, it has a chance to mitigate the factors giving rise to substantial doubt; however, there is no guarantee that it will successfully implement these strategic actions. As a result, substantial doubt remains regarding the Company's ability to continue as a going concern.

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

Moreover, the continuing effects of uncertainties in the broader economic environment on the global supply chain, higher personnel costs, and changes to customer or product mix, could have an adverse effect on our liquidity and cash and we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. Additionally, we operate in a rapidly evolving and unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that we will not be required to raise additional funds through the sale of assets, equity or debt securities or from credit facilities. Additional capital, if needed, may not be available on satisfactory terms, or at all.

As discussed in Note 5, on August 1, 2023, the Company is a party to a Loan and Security Agreement which is expected to provide additional operating capital to the Company.

Note 14. Revenue

As of June 30, 2025 and 2024, the rebate liability was $271,551 and $263,959, respectively. The rebate liability is included in accrued expenses in the accompanying consolidated balance sheets. As of June 30, 2025 and 2024, the allowance for sales discounts was $7,936 and $13,814, respectively. The allowance for sales discounts is included in trade accounts receivable, less allowance for credit losses in the accompanying consolidated balance sheets.

The following table disaggregates revenue by major product category:

	Year Ended June 30,
	2025	2024
Physical Therapy and Rehabilitation Products	$15,154,800	$16,395,499
Orthopedic Soft Bracing Products	12,144,198	16,055,785
Other	94,165	82,681
	$27,393,163	$32,533,965

Note 15. Segment Information

The Company operates in one operating segment, and therefore one reportable segment, focused on the development, manufacturing, marketing, and distribution of a broad line of medical products for the orthopedic, physical therapy and similar markets. This determination, that the Company operates as a single operating segment, is consistent with the financial information regularly reviewed by the Chief Operating Decision Maker ("CODM") for purposes of evaluating performance, allocating resources, and planning and forecasting future periods. The Company's Chief Executive Officer ("CEO") is the CODM.

The accounting policies for the single operating segment are the same as those described in "Note 1-Basis of Presentation and Summary of Significant Accounting Policies." The CODM uses net loss based on net loss that is reported on the consolidated statement of operations to allocate resources (including employees, property, and financial resources), predominantly during the annual budget and forecasting process. Selling, general, and administrative expenses are the sole significant expense category reviewed by the CODM at the segment level; no other segment expenses are material or separately evaluated. All revenues are generated in the US.

Asset information is not reported to or reviewed by the CODM to allocate resources, and therefore, the Company has not disclosed asset information for its segment.

The following table presents segment revenue and significant expenses regularly reviewed by the CODM for the years ended June 30, 2025 and 2024:

	2025	2024
Net sales	$27,393,163	$32,533,965
Cost of sales	21,382,044	24,898,987
Gross profit	6,011,119	7,634,978

Selling, general, and administrative expenses	8,464,424	9,908,026
Operating loss	(2,453,305)	(2,273,048)

Other (expense) income:
Interest expense, net	(409,906)	(418,005)
Intangible assets impairment	(950,293)	-
Goodwill impairment	(7,116,614)	-
Other income (expense), net	40,670	(6,666)
Net other expense	(8,436,143)	(424,671)

Loss before income taxes	(10,889,448)	(2,697,719)
Income tax provision	(12,161)	-

Net loss	$(10,901,609)	$(2,697,719)

Accordingly, the Company manages its operations as a single operating and reportable segment, and the consolidated financial statements and notes thereto are presented as a single reportable segment.

Note 16. Subsequent Events

On September 16, 2025, the Company received a written notice of default and reservation of rights from Lender asserting an event of default by the Company under the Loan Agreement for failure to comply with its fixed charge coverage ratio during a financial coverage trigger period.  In the notice, Lender reserved the right to exercise any and all remedies available to it in connection with such event of default. To date, Lender has not elected to exercise any such rights, but it may do so at any time in its discretion.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2025, our disclosure controls and procedures were effective, at a reasonable assurance level, to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2025. In making this assessment, management used the criteria that have been set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting as of June 30, 2025 is effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the fiscal quarter ended June 30, 2025, none of our directors or officers informed us of the adoption, modification or termination of a "Rule 10b-5 trading arrangement" or "non-Rule 10b-5 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

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

(b)	Exhibit Listing.

An index of exhibits incorporated by reference or filed with this Annual Report on Form 10-K is provided below.

Exhibit Number	Description of Exhibit	Filing Reference
3.1	Amended and Restated Articles of Incorporation of Dynatronics Corporation	Exhibit 3.1 to Registration Statement on Form S-3 filed January 27, 2017
3.2	Certificate Designating the Preferences, Rights, and Limitations of the Series A 8% Convertible Preferred Stock of the Registrant (Corrected)	Exhibit 3.1 to Current Report on Form 8-K, (File No. 000-12697) filed July 1, 2015
3.3	Certificate Designations, Preferences and Rights of the Series B Convertible Preferred Stock of Dynatronics Corporation	Exhibit 3.1 to Current Report on Form 8-K filed April 4, 2017
3.4	Articles of Amendment to Amended and Restated Articles of Incorporation of Dynatronics Corporation	Exhibit 3.1 to Current Report on Form 8-K filed February 1, 2023
3.5	Amended and Restated Bylaws of Dynatronics Corporation	Exhibit 3.2 to Current Report on Form 8-K filed July 22, 2015
4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Current Report on Form 8-K filed February 1, 2023
4.2	Specimen Series A 8% Convertible Preferred Stock Certificate	Exhibit 4.2 on Registration Statement on Form S-3 (file no. 333-205934) filed July 29, 2015
4.3	Specimen Series B Convertible Preferred Stock Certificate	Exhibit 4.2 on Registration Statement on Form S-3 (file no. 333-217322) filed April 14, 2017
4.4	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934	Exhibit 4.4 to Form 10-K filed September 24, 2024
10.1	Dynatronics Corporation 2015 Equity Incentive Award Plan and Forms of Statutory and Non-Statutory Stock Option Awards	Exhibit 4.1 to Registration Statement on Form S-8, effective September 3, 2015
10.2	Dynatronics Corporation 2018 Equity Incentive Plan	Appendix A to Definitive Proxy Statement on Schedule 14A filed October 10, 2018
10.3	Dynatronics Corporation 2020 Equity Incentive Plan	Appendix A to Definitive Proxy Statement on Schedule 14A filed October 27, 2020
10.4	Lease Agreement, dated as of March 1, 2017, between Hausmann Industries, Inc. and Hausmann Enterprises, LLC	Exhibit 10.1 to Form 10-Q filed May 11, 2023
10.5	Amendment to Lease Agreement dated as of January 2018 between Hausmann Industries, Inc. and Hausmann Enterprises, LLC	Exhibit 10.2 to Form 10-Q filed May 11, 2023
10.6	Second Amendment to Lease Agreement dated effective as of April 1, 2023 between Hausmann Industries, Inc. and Hausmann Enterprises, LLC	Exhibit 10.1 to Current Report on Form 8-K filed April 6, 2023
10.7	Third Amendment to Lease Agreement dated as of September 18, 2023 between Hausmann Industries, Inc. and Hausmann Enterprises, LLC	Exhibit 10.15 on Form 10-K filed September 28, 2023
10.8	Loan and Security Agreement, dated as of August 1, 2023, by and among Dynatronics Corporation, Hausmann Enterprises LLC, Bird & Cronin LLC, Dynatronics Distribution Company, LLC and Gibraltar Business Capital, LLC	Exhibit 10.1 to Current Report on Form 8-K filed August 4, 2023
10.9	Employment Agreement between the Company and Brian D. Baker, effective as of October 1, 2023	Exhibit 10.1 to Current Report on Form 8-K filed October 2, 2023
10.10	Form of Indemnification Agreement	Exhibit 10.1 to Form 10-Q filed February 7, 2024

Exhibit Number	Description of Exhibit	Filing Reference
10.11	Change in Control Agreement between Dynatronics Corporation and Brian D. Baker dated March 20, 2024	Exhibit 10.1 to Current Report on Form 8-K filed March 20, 2024
10.12	Lease Agreement between Bird & Cronin, LLC and Ninety-Nine Technologies, LLC dated effective as of April 1, 2025	Exhibit 10.1 to Current Report on Form 8-K filed April 4, 2025
19.1	Dynatronics Corporation Policy on Insider Trading	Filed herewith
21	Subsidiaries of the registrant	Exhibit 21 to Form 10-K filed September 24, 2024
23.1	Consent of Tanner LLC	Filed herewith
31.1	Certification under Rule 13a14(a)/15d14(a) of principal executive officer	Filed herewith
31.2	Certification under Rule 13a-14(a)/15d-14(a) of principal financial officer	Filed herewith
32.1	Certification under Section 906 of the SarbanesOxley Act of 2002 (18 U.S.C. Section 1350) of principal executive officer	Filed herewith
97	Dynatronics Corporation Clawback Policy	Exhibit 97 to Form 10-K filed September 24, 2024
101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Date File because its XBRL tags are embedded with the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNATRONICS CORPORATION

Date: October 14, 2025	By:	/s/ Brian D. Baker
Brian D. Baker
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 14, 2025	By:	/s/ Brian D. Baker
Brian D. Baker
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

/s/ David B. Holtz
David B. Holtz
Director

/s/ Andrew Hulett
Andrew Hulett
Director

/s/ Erin S. Enright
Erin S. Enright
Director Chairperson

/s/ R. Scott Ward, Ph.D.
R. Scott Ward, Ph.D.
Director