Form 10-Q
period 2025-09-30
DYNATRONICS CORP
filed 2025-11-19
CIK 720875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of November 12, 2025, there were 16,048,734 shares of the issuer's common stock outstanding.

DYNATRONICS CORPORATION
FORM 10Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DYNATRONICS CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2025	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$761,748	$326,344
Restricted cash	50,410	50,410
Trade accounts receivable, less allowance for credit losses of $42,185 and $60,347 as of September 30, 2025 and June 30, 2025, respectively	2,721,285	2,800,900
Other receivables	57,040	186,403
Inventories, net	4,824,123	5,074,348
Prepaid expenses	603,549	515,780

Total current assets	9,018,155	8,954,185

Property and equipment, net	1,406,035	1,513,872
Operating lease assets	2,938,284	3,195,211
Intangible assets, net	1,327,439	1,431,382
Other assets	313,988	344,292

Total assets	$15,003,901	$15,438,942

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$3,167,812	$3,404,121
Accrued payroll and benefits expense	242,595	360,893
Accrued expense	776,857	878,874
Warranty reserve	100,548	105,664
Line of credit	2,604,407	1,996,956
Current portion of finance lease liability	324,933	320,423
Current portion of deferred gain	150,448	150,448
Current portion of operating lease liability	1,057,991	1,018,696

Total current liabilities	8,425,591	8,236,075

Finance lease liability, net of current portion	1,025,503	1,108,448
Deferred gain, net of current portion	438,806	476,418
Operating lease liability, net of current portion	1,889,848	2,185,998
Other liabilities	163,806	169,799

Total liabilities	11,943,554	12,176,738

Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value: Authorized 50,000,000 shares; 3,351,000 shares issued and outstanding as of September 30, 2025 and June 30, 2025	7,980,788	7,980,788
Common stock, no par value: Authorized 100,000,000 shares; 13,177,495 shares and 10,619,543 shares issued and outstanding as of September 30, 2025 and June 30, 2025, respectively	35,976,967	35,793,417
Accumulated deficit	(40,897,408)	(40,512,001)

Total stockholders' equity	3,060,347	3,262,204

Total liabilities and stockholders' equity	$15,003,901	$15,438,942

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	September 30,
	2025	2024
Net sales	$7,024,027	$7,602,249
Cost of sales	5,292,398	5,621,442
Gross profit	1,731,629	1,980,807

Selling, general, and administrative expenses	1,820,092	2,231,803
Operating loss	(88,463)	(250,996)

Other expense:
Interest expense, net	(103,366)	(106,348)
Net other expense	(103,366)	(106,348)

Loss before income taxes	(191,829)	(357,344)

Income tax provision	(10,028)	(9,304)

Net loss	$(201,857)	$(366,648)

Preferred stock dividend, in common stock, issued or to be issued	(183,550)	(167,738)

Net loss attributable to common stockholders	$(385,407)	$(534,386)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.09)

Weighted average shares outstanding:
Basic and diluted	13,034,261	5,890,394

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Common stock		Preferred stock		Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	deficit	equity
Balance at June 30, 2024	5,308,519	$35,087,825	3,351,000	$7,980,788	$(28,908,169)	$14,160,444
Stock-based compensation	12,000	1,200	-	-	-	1,200
Preferred stock dividend, in common stock, issued or to be issued	575,745	167,738	-	-	(167,738)	-
Net loss	-	-	-	-	(366,648)	(366,648)
Balance at September 30, 2024	5,896,264	35,256,763	3,351,000	7,980,788	(29,442,555)	13,794,996
Stock-based compensation	-	1,200	-	-	-	1,200
Preferred stock dividend, in common stock, issued or to be issued	1,359,299	185,612	-	-	(185,612)	-
Net loss	-	-	-	-	(774,827)	(774,827)
Balance at December 31, 2024	7,255,563	35,443,575	3,351,000	7,980,788	(30,402,994)	13,021,369
Stock-based compensation	8,000	484	-	-	-	484
Preferred stock dividend, in common stock, issued or to be issued	1,546,769	187,977	-		(187,977)	-
Net loss	-	-	-	-	(999,062)	(999,062)
Balance at March 31, 2025	8,810,332	35,632,036	3,351,000	7,980,788	(31,590,033)	12,022,791
Stock-based compensation	-	485	-	-	-	485
Preferred stock dividend, in common stock, issued or to be issued	1,809,211	160,896	-	-	(160,896)	-
Net loss	-	-	-	-	(8,761,072)	(8,761,072)
Balance at June 30, 2025	10,619,543	35,793,417	3,351,000	7,980,788	(40,512,001)	3,262,204
Preferred stock dividend, in common stock, issued or to be issued	2,557,952	183,550	-	-	(183,550)	-
Net loss	-	-	-	-	(201,857)	(201,857)
Balance at September 30, 2025	13,177,495	$35,976,967	3,351,000	$7,980,788	$(40,897,408)	$3,060,347

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(201,857)	$(366,648)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	108,204	155,245
Amortization of intangible assets	103,943	154,575
Stock-based compensation	-	1,200
Change in allowance for credit losses	(18,162)	(13,925)
Change in allowance for inventory obsolescence	27,865	(18,900)
Amortization of deferred gain on sale/leaseback	(37,612)	(37,612)
Change in operating assets and liabilities:
Trade accounts receivable	97,777	402,776
Inventories	222,360	141,399
Prepaid expenses and other receivables	41,594	9,664
Other assets	30,304	30,302
Accounts payable, accrued expenses, and other current liabilities	(467,733)	(357,430)

Net cash (used in) provided by operating activities	(93,317)	100,646

Cash flows from investing activities:
Purchase of property and equipment	(296)	-

Net cash used in investing activities	(296)	-

Cash flows from financing activities:
Principal payments on finance lease liability	(78,434)	(74,169)
Net change in line of credit	607,451	(231,952)

Net cash provided by (used in) financing activities	529,017	(306,121)

Net change in cash and cash equivalents and restricted cash	435,404	(205,475)

Cash and cash equivalents and restricted cash at beginning of the period	376,754	534,328

Cash and cash equivalents and restricted cash at end of the period	$812,158	$328,853

Supplemental disclosure of cash flow information:
Cash paid for interest	$67,207	$66,029
Supplemental disclosure of non-cash investing and financing activities
Preferred stock dividend, in common stock, issued or to be issued	$183,550	$167,738
Operating lease right-of-use assets obtained in exchange for lease obligations	-	464,866

See accompanying notes to condensed consolidated financial statements.

DYNATRONICS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2025

Note 1. Presentation and Summary of Significant Accounting Policies

Description of Business

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the "Condensed Consolidated Financial Statements") have been prepared by the Company in accordance with generally accepted accounting principles in the United States ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. As such, these Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited financial statements and accompanying notes included in its Annual Report on Form 10K for the fiscal year ended June 30, 2025 (the "Annual Report") filed with the SEC on October 14, 2025. The Condensed Consolidated Balance Sheet at June 30, 2025, has been derived from the Annual Report.

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 1, Basis of Presentation and Summary of Accounting Policies, of the Notes to Consolidated Financial Statements included in the Company's Annual Report. In the opinion of management, the Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2025 and its results of operations and its cash flows for the periods presented. The results of operations for the first three months of the fiscal year are not necessarily indicative of results for the full year or any future periods.

The Company's fiscal year begins on July 1 and ends on June 30 and references made to "fiscal year 2026" and "fiscal year 2025" refer to the Company's fiscal year ending June 30, 2026 and the fiscal year ended June 30, 2025, respectively.

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

Liquidity and Going Concern

The Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date on which this Quarterly Report on Form 10-Q is filed. The Company incurred significant recurring operating losses primarily driven by continuous decline in revenues, recurring negative cash flows and continued reduction in liquidity.

As of September 30, 2025, the Company had $761,748 in cash and cash equivalents, compared to $326,344 as of June 30, 2025. The decline from historical sales and subsequent decrease in accounts receivable has limited the Company's ability to generate cash from operations and limited the availability of capital from the asset based line of credit. Due to this, net working capital has decreased from $718,110 as of June 30, 2025 to $592,564 as of September 30, 2025.

The Company reported operating losses of approximately $88,000 and $251,000 for the three months ended September 30, 2025 and 2024, respectively. The Company's declining revenues, recurring operating losses and negative cash flows, and continued reduction in liquidity, raise substantial doubt about the Company's ability to continue as a going concern within one year after the issuance date of these condensed consolidated financial statements. The Company is in the process of creating a comprehensive plan to address these challenges to improve performance, including cost reduction initiatives, streamlining operational processes, pursuing new revenue streams through product diversification, and transitioning production of the majority of the Company's therapeutic modalities from a contract manufacturer to internal operations. This shift to in-house production aims to reduce costs by eliminating third-party markups, enhance quality control with direct oversight of manufacturing processes, and improve supply chain reliability to mitigate risks of disruptions. The Company is also evaluating the current inventory position and working to reduce the amount of excess inventory exposure by promoting discounted prices to convert the excess inventory to cash. The Company will continue to look to add to its sales efforts to further improve revenue, consider additional options to improve operating efficiency, and enhance liquidity. The Company believes that if it successfully implements the foregoing strategic actions, it has a chance to mitigate the factors giving rise to substantial doubt; however, there is no guarantee that it will successfully implement these strategic actions. As a result, substantial doubt remains regarding the Company's ability to continue as a going concern.

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

As discussed in Note 5, the Company is a party to a Loan and Security Agreement which may provide additional operating capital to the Company.

Recent Accounting Pronouncements

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

All outstanding options, warrants and convertible preferred stock for common shares are not included in the computation of diluted net loss per common share because they are antidilutive, which for the three months ended September 30, 2025 and 2024, totaled 670,200 and 688,200, respectively,

Note 3. Convertible Preferred Stock

As of September 30, 2025, the Company had issued and outstanding a total of 1,992,000 shares of Series A 8% Convertible Preferred Stock ("Series A Preferred") and 1,359,000 shares of Series B Convertible Preferred Stock ("Series B Preferred"). The Series A Preferred and Series B Preferred are convertible into a total of 670,200 shares of common stock. Dividends payable on these preferred shares accrue at the rate of 8% per year and are payable quarterly in stock or cash at the option of the Company. The Company generally pays the dividends on the preferred stock by issuing shares of its common stock. The formula for paying these dividends using common stock in lieu of cash can change the effective yield on the dividend to more or less than 8% depending on the market price of the common stock at the time of issuance.

In October 2025, the Company paid $183,550 of preferred stock dividends with respect to the Series A Preferred and Series B Preferred that accrued during the three months ended September 30, 2025, by issuing 2,557,952 shares of common stock.

Note 4. Inventories

Inventories consisted of the following:

	September 30, 2025	June 30, 2025
Raw materials	$3,211,823	$3,261,234
Work in process	348,432	351,510
Finished goods	1,844,859	2,014,729
Inventory reserve	(580,991)	(553,125)
	$4,824,123	$5,074,348

Note 5. Debt

As of September 30, 2025 and June 30, 2025, the line of credit was $2,604,407 and $1,996,956, respectively.

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

On September 16, 2025, the Company received a written notice of default and reservation of rights from the Lender asserting an event of default by the Company under the Loan Agreement for failure to comply with its fixed charge coverage ratio during a financial coverage trigger period. In the notice, the Lender reserved the right to exercise any and all remedies available to it in connection with such event of default. To date, the Lender has not elected to exercise any such rights, but it may do so at any time in its discretion.

Note 6. Related-Party Transactions

The Company leases office, manufacturing and warehouse facilities in Northvale, New Jersey from employees, shareholders, and entities controlled by shareholders; who were previously principals of businesses acquired by the Company. Prior to April 2025, the Company also leased office, manufacturing and warehouse facilities in Eagan, Minnesota from employees, shareholders, and entities by shareholders who were previously principals of businesses acquired by the Company; however, as of April 2025, the Minnesota facility is no longer associated with related parties. The combined expenses associated with these related-party transactions totaled $189,580 and $337,225 for the three months ended September 30, 2025 and 2024, respectively.

Note 7. Revenue

As of September 30, 2025 and June 30, 2025, the net rebate liability was $220,191 and $271,551, respectively. The rebate liability is included in accrued expenses within the accompanying condensed consolidated balance sheets. As of September 30, 2025 and June 30, 2025, the allowance for sales discounts was $7,800 and $7,936, respectively. The allowance for sales discounts is included in trade accounts receivable, less allowance for credit losses in the accompanying condensed consolidated balance sheets.

The following table disaggregates revenue by major product category for the three months ended September 30, 2025 and 2024, respectively:

	Three Months Ended September 30,
	2025	2024
Physical Therapy and Rehabilitation Products	$4,161,586	$4,218,354
Orthopedic Soft Bracing Products	2,835,716	3,356,988
Other	26,725	26,907
	$7,024,027	$7,602,249

Note 8. Segment Information

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

The accounting policies for the single operating segment are the same as those described in "Note 1-Basis of Presentation and Summary of Significant Accounting Policies." The CODM uses net loss based on net loss that is reported on the condensed consolidated statement of operations to allocate resources (including employees, property, and financial resources), predominantly during the annual budget and forecasting process. Selling, general, and administrative expenses are the sole significant expense category reviewed by the CODM at the segment level; no other segment expenses are material or separately evaluated. All revenues are generated in the US.

Asset information is not reported to or reviewed by the CODM to allocate resources, and therefore, the Company has not disclosed asset information for its segment.

The following table presents segment revenue and significant expenses regularly reviewed by the CODM for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024
Net sales	$7,024,027	$7,602,249
Cost of sales	5,292,398	5,621,442
Gross profit	1,731,629	1,980,807

Selling, general, and administrative expenses	1,820,092	2,231,803
Operating loss	(88,463)	(250,996)

Other (expense) income:
Interest expense, net	(103,366)	(106,348)
Net other expense	(103,366)	(106,348)

Loss before income taxes	(191,829)	(357,344)

Income tax provision	(10,028)	(9,304)

Net loss	$(201,857)	$(366,648)

Accordingly, the Company manages its operations as a single operating and reportable segment, and the condensed consolidated financial statements and notes thereto are presented as a single reportable segment.

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

We have based our forwardlooking statements on management's current expectations and assumptions about future events and trends affecting our business and industry that are subject to risks and uncertainties. Although we do not make forwardlooking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forwardlooking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forwardlooking statement contained in this report. These risks and uncertainties include, but are not limited to, uncertainties related to the broader economic environment affecting communities and businesses globally, including ours, as well as those factors described in the section "Risk Factors" included in Part I, Item 1A of our Annual Report on Form 10K for the fiscal year ended June 30, 2025, filed with the SEC, as well as in our other public filings with the SEC. Actual results may differ from projections as a result of these risks, additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our Unaudited Condensed Consolidated Financial Statements and Notes thereto that are contained in this quarterly report, with a narrative from the perspective of management. You should also consider this information with the information included in our Annual Report on Form 10K for the fiscal year ended June 30, 2025, and our other filings with the SEC, including our quarterly and current reports that we have filed since June 30, 2025 through the date of this report. In the following MD&A, we have rounded many numbers to the nearest one thousand dollars. These numbers should be read as approximate. All intercompany transactions have been eliminated. Our fiscal year ends on June 30. For example, reference to fiscal year 2025 refers to the year ending June 30, 2026. This report covers the three months ended September 30, 2025. Results of operations for the three months ended September 30, 2025 are not necessarily indicative of the results that may be achieved for the full fiscal year ending June 30, 2026.

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

Results of Operations

Net Sales

Net sales decreased $578,000, or 7.6% to $7,024,000 for the quarter ended September 30, 2025, compared to net sales of $7,602,000 for the quarter ended September 30, 2024. The yearoveryear decrease is attributable to a reduction in overall volume for OEM customers and a general reduction in demand for the orthopedic soft bracing product category.

Gross Profit

Gross profit for the quarter ended September 30, 2025 decreased $249,000, or about 12.6%, to $1,732,000, or 24.7% of net sales. By comparison, gross profit for the quarter ended September 30, 2024 was $1,981,000, or 26.1% of net sales. The decrease in gross profit as a percentage of net sales was driven primarily the reduction in net sales we previously discussed.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses decreased $412,000, or 18.5%, to $1,820,000 for the quarter ended September 30, 2025, compared to $2,232,000 for the quarter ended September 30, 2024. The decline in selling, general and administrative expenses was driven by a reduction in salaries and benefits and a reduction in other professional expenses.

Net Other Expense

Net other expense for the quarter ended September 30, 2025, was $103,000 compared to net other expense of $106,000 for the quarter ended September 30, 2024. The decrease in net other expense is primarily due to a lower average outstanding balance on our line of credit during the current period compared to the prior year.

Income Tax Provision

Income tax provision was $10,000 and $9,000 for the quarters ended September 30, 2025 and 2024, respectively. See Liquidity and Capital Resources - Deferred Income Tax Assets below for more information.

Net Loss

Net loss for the quarter ended September 30, 2025 was $202,000 compared to a net loss of $367,000 for the quarter ended September 30, 2024. The $165,000 decrease in net loss was attributable by a decrease of $412,000 in SG&A expenses and a decrease in net other expense of $3,000, partially offset by a decrease in gross profit of $249,000 and a $1,000 increase in the income tax provision.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders decreased $149,000 to $385,000 for the quarter ended September 30, 2025 compared to $534,000 for the quarter ended September 30, 2024. The decrease in net loss attributable to common stockholders for the quarter is due primarily to a $165,000 decrease in the net loss, partially offset by a $16,000 increase in the deemed dividends on convertible preferred stock and accretion of discounts. On a per share basis, basic and diluted net loss attributable to common stockholders was $0.03 per share for the quarter ended September 30, 2025, compared to $0.09 per share for the quarter ended September 30, 2024.

Liquidity and Capital Resources

We have historically financed operations through cash from operating activities, available cash reserves, draws against the line of credit, and proceeds from the sale of our equity securities. As of September 30, 2025, we had $762,000 in cash and cash equivalents, compared to $326,000 as of June 30, 2025.

Working capital was $593,000 as of September 30, 2025, compared to working capital of $718,000 as of June 30, 2025. The current ratio was 1.1 to 1 as of September 30, 2025 and 1.1 to 1 as of June 30, 2025. Current assets were 60.1% of total assets as of September 30, 2025, and 58.0% of total assets as of June 30, 2025.

The Company has incurred significant recurring operating losses primarily driven by a continuous decline in revenues, recurring negative cash flows, and continued reduction in liquidity. The Company reported operating losses of $88,000 and $251,000 for the three months ended September 30, 2025 and 2024, respectively. These events have raised substantial doubt about the Company's ability to continue as a going concern. The Company is in the process of creating a comprehensive plan to address these challenges to improve performance, including cost reduction initiatives, streamlining operational processes, pursuing new revenue streams through product diversification, and transitioning production of the majority of our therapeutic modalities from a contract manufacturer to internal operations. This shift to in-house production aims to reduce costs by eliminating third-party markups, enhance quality control with direct oversight of manufacturing processes, and improve supply chain reliability to mitigate risks of disruptions. The Company is also evaluating the current inventory position and working to reduce the amount of excess inventory exposure by promoting discounted prices to convert the excess inventory to cash. The Company will continue to look to add to its sales efforts to further improve revenue, consider additional options to improve operating efficiency, and enhance liquidity. The Company believes that if it successfully implements the foregoing strategic actions, it has a chance to mitigate the factors giving rise to substantial doubt; however, there is no guarantee that it will successfully implement these strategic actions. As a result, substantial doubt remains regarding the Company's ability to continue as a going concern.

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

On September 16, 2025, the Company received a written notice of default and reservation of rights from the Lender asserting an event of default by the Company under the Loan Agreement for failure to comply with its fixed charge coverage ratio during a financial coverage trigger period. In the notice, the Lender reserved the right to exercise any and all remedies available to it in connection with such event of default. To date, the Lender has not elected to exercise any such rights, but it may do so at any time in its discretion.

Cash and Cash Equivalents and Restricted Cash

Our cash and cash equivalents and restricted cash position increased $435,000 to $812,000 as of September 30, 2025, compared to $377,000 as of June 30, 2025. The primary source of cash for the three months ended September 30, 2025 was $607,000 provided on the line of credit. The primary uses of cash included $78,000 of principal payments on finance lease liabilities and $93,000 of cash used in operating activities.

Trade Accounts Receivable, net

Trade accounts receivable, net of allowance for credit losses, decreased approximately $80,000 or 2.9%, to $2,721,000 as of September 30, 2025, from $2,801,000 as of June 30, 2025. The decrease was driven primarily by a reduction in overall revenue and differences in the timing of collections around the end date of each respective quarter. Trade accounts receivable represents amounts due from our customers including dealers and distributors that purchase our products for redistribution, medical practitioners, clinics, hospitals, colleges, universities, and sports teams. We believe that our estimate of the allowance for credit losses is adequate based on our historical experience and relationships with our customers. Accounts receivable are generally collected within approximately 40 days of invoicing.

Inventories, net

Inventories, net of reserves, decreased $250,000 or 4.9%, to $4,824,000 as of September 30, 2025, compared to $5,074,000 as of June 30, 2025. The decrease was primarily due to steps taken to adjust inventory management in response to the impact of the uncertain operating environment on the global supply chain and right-sizing incoming material purchases to match demand. We believe that our allowance for inventory obsolescence is adequate based on our analysis of inventory, sales trends, and historical experience.

Accounts Payable

Accounts payable decreased approximately $236,000 or 6.9%, to $3,168,000 as of September 30, 2025, from $3,404,000 as of June 30, 2025. The decrease was driven primarily by timing of payments.

Line of Credit

The outstanding balance of the line of credit was $2,604,000 as of September 30, 2025, compared to $1,997,000 as of June 30, 2025.

Finance Lease Liability

Finance lease liability as of September 30, 2025 and June 30, 2025 totaled approximately $1,350,000 and $1,429,000, respectively. Our finance lease liability consists primarily of our Utah building lease. In conjunction with the sale and leaseback of our Utah building in August 2014, we entered into a 15-year lease, classified as a finance lease, originally valued at $3,800,000. The building lease asset is amortized on a straightline basis over 15 years at approximately $252,000 per year. Total accumulated amortization related to the leased building is approximately $2,813,000 at September 30, 2025. The sale generated a profit of $2,300,000, which is being recognized straightline over the life of the lease at approximately $150,000 per year as an offset to amortization expense. The balance of the deferred gain as of September 30, 2025, is $150,000. Lease payments, currently approximately $33,000, are payable monthly and increase annually by approximately 2% per year over the life of the lease. Imputed interest for the three months ended September 30, 2025 was approximately $19,000. In addition to the Utah building, we have certain equipment leases that we have determined are finance leases.

Operating Lease Liability

Operating lease liability as of September 30, 2025 and June 30, 2025 totaled approximately $2,948,000 and $3,205,000, respectively. Our operating lease liability consists primarily of building leases for office, manufacturing, and warehouse space.

Deferred Income Tax Assets

A valuation allowance is required when there is significant uncertainty as to the realizability of deferred income tax assets. The ability to realize deferred income tax assets is dependent upon our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have determined that we do not meet the "more likely than not" threshold that deferred income tax assets will be realized. Accordingly, a valuation allowance is required. Any reversal of the valuation allowance in future periods will favorably impact our results of operations in the period of reversal. As of September 30, 2025 and June 30, 2025, we recorded a full valuation allowance against our net deferred income tax assets.

Stock Repurchase Plans

We have a stock repurchase plan available to us at the discretion of the Board of Directors. Approximately $449,000 remained of this authorization as of September 30, 2025. No purchases have been made under this plan since September 2011.

Off-Balance Sheet Arrangements

As of September 30, 2025, we had no off-balance sheet arrangements.

Critical Accounting Policies

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Annual Report on Form 10K for the fiscal year ended June 30, 2025. There have been no material changes to the critical accounting policies previously disclosed in that report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information presented for the fiscal year ended June 30, 2025.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a15(e) promulgated under the Exchange Act, as of September 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2025, our disclosure controls and procedures were effective, at a reasonable assurance level, to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.

The risk factors described in our Annual Report on Form 10K for the fiscal year ended June 30, 2025 have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the fiscal quarter ended September 30, 2025, none of our directors or officers informed us of the adoption , modification or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

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

DYNATRONICS CORPORATION

Date: November 19, 2025	By:	/s/ Brian D. Baker
Brian D. Baker
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)